Form 10-Q
period 1996-05-31
HERITAGE PROPANE PARTNERS L P
filed 1996-08-09
CIK 1012569

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 31, 1996

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Transition Period from _______ to _________


Commission file number 1-11727

                         HERITAGE PROPANE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


                Delaware                                   73-1493906
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)


                        8801 South Yale Avenue, Suite 310
                              Tulsa, Oklahoma 74137
                              (Address of principal
                                executive offices
                                  and zip code)

                                 (918) 492-7272
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes /x/ No

As of August 9, 1996, there were 4,339,977 common units representing limited partner interests of Heritage Propane Partners, L.P. outstanding.

                                    FORM 10-Q
                         HERITAGE PROPANE PARTNERS, L.P.

                                TABLE OF CONTENTS


                                                                     Pages
Part I   Financial Information

 Item 1.  Financial Statements

   Heritage Propane Partners, L.P.

   Balance Sheet as of May 31, 1996                                    1

   Notes to Balance Sheet                                              2

   Heritage Holdings, Inc. (Predecessor)

   Consolidated Balance Sheets as of May 31, 1996,
      August 31, 1995 and May 31, 1995                                 5

   Consolidated Statements of Operations for the three
      and nine months ended May 31, 1996 and 1995                      6

   Consolidated Statements of Cash Flows for nine
      months ended May 31, 1996 and 1995                               7

   Notes to Consolidated Financial Statements                          8

 Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        9

Part II  Other Information

 Item 1.  Legal Proceedings

 Item 5.  Other Information

 Item 6.  Exhibits and Reports on Form 8-K

 Signatures

                                    FORM 10-Q
                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements


                         HERITAGE PROPANE PARTNERS, L.P.


                                  BALANCE SHEET

                                  MAY 31, 1996
                                   (unaudited)



                                     ASSETS

CASH                                                        $   1,000
                                                            ---------
         Total assets                                       $   1,000
                                                            ---------


                                PARTNERS' CAPITAL

GENERAL PARTNER                                             $      10
LIMITED PARTNER                                                   990
                                                            ---------
         Total partners' capital                            $   1,000
                                                            ---------


                     The accompanying notes are an integral
                        part of this financial statement.

                         HERITAGE PROPANE PARTNERS, L.P.


                             NOTES TO BALANCE SHEET

                                  MAY 31, 1996
                                   (unaudited)


1.        ORGANIZATION:

          Heritage Propane Partners, L.P. (the Partnership) was formed April 17, 1996 as a Delaware limited partnership. The Partnership was formed to acquire, own and operate substantially all of the assets of Heritage Holdings, Inc. through Heritage Operating, L.P. (the Operating Partnership) in which the Partnership will hold a 98.9899% limited partner interest and Heritage Holdings, Inc. (the Company or General Partner) holds a 1.0101% general partner interest. The Company will convey substantially all of its assets (other than approximately $79.3 million in proceeds from issuance of senior notes) to the Operating Partnership and substantially all of the liabilities associated with such assets. The Partnership intends to offer Common Units, representing limited partner interests in the Partnership, to the public and to concurrently issue Subordinated Units, representing additional limited partner interests in the Partnership, to the General Partner of the Partnership, as well as a two percent general partner interest in the Partnership and the Operating Partnership, on a combined basis.

          Heritage Holdings, Inc., as general partner, contributed $10 and the organizational limited partner contributed $990 to the Partnership on April 23, 1996. As of May 31, 1996, the Partnership had not commenced operations and there have been no other transactions involving the Partnership.

2.        SUBSEQUENT EVENT:

          On June 28, 1996, the Partnership completed its initial public offering (IPO) of 4,025,000 Common Units, representing limited partner interests in the Partnership, to the public at a price of $20.25 a unit. Concurrent with the IPO, the Company issued $120 million principal amount of notes payable to certain institutional investors. The Company conveyed substantially all of its assets (other than approximately $79.3 million in proceeds from the issuance of the notes payable) to the Operating Partnership in exchange for a general partner interest and all of the limited partner interests in the Operating Partnership and the assumption by the Operating Partnership of substantially all of the liabilities of the Company. The Company conveyed all of its limited partner interests in the Operating Partnership to the Partnership in exchange for 3,702,943 Subordinated Units and a general partner interest in the Partnership. As a result, the Company owns an aggregate 47.0% limited partner interest, and an aggregate 2% general partner interest, in the Partnership and the Operating Partnership.

          In contemplation of the offering, the Company entered into a letter agreement dated as of April 24, 1996 with its nonmanagement shareholders. Pursuant to the terms of the agreement and the additional agreements required thereby, the Company used approximately $60.6 million of the proceeds of the notes payable to finance the repurchase of equity interests and the preferred stock in the Company.

         The Partnership contributed the net proceeds of approximately $73.7 million from the sale of Common Units to the Operating Partnership. The Operating Partnership applied the net proceeds, together with approximately $40.7 million in cash contributed by the Company from the proceeds of the notes payable, to finance the repayment of all of the indebtedness of the Company to the Prudential Insurance Company of America (Prudential). The Company paid a premium in the amount of $3.5 million in connection with the early retirement of the Prudential debt.

         In addition, the Operating Partnership entered into a Bank Credit Facility, which includes a Working Capital Facility, providing for up to $15 million of borrowings to be used for working capital and other general partnership purposes, and an Acquisition Facility, providing for up to $25 million of borrowings to be used for acquisitions and improvements. The Partnership drew on the Bank Credit Facility in order to repay amounts borrowed in connection with its recent acquisitions and other bank debt outstanding at the time of the closing of the IPO.

         On July 26, 1996, the underwriters exercised their option to purchase an additional 260,000 Common Units and the Partnership received proceeds of approximately $4.9 million in exchange therefor. These Common Units were issued on July 29, 1996.

         The following unaudited pro forma condensed consolidated financial information of the Partnership was derived from the historical financial information of the Company as of May 31, 1996 and the nine months ended May 31, 1996, and was prepared to reflect the effects of the above transactions, including the effects of the underwriters' exercise of their overallotment option. The following unaudited pro forma condensed consolidated financial information does not purport to present the financial position or results of operations of the Partnership had the transactions above actually been completed as of May 31, 1996 in the case of the pro forma condensed consolidated balance sheet or as of the beginning of the period presented in the case of the pro forma condensed consolidated income statements. In addition, the unaudited pro forma condensed consolidated financial information is not necessarily indicative of results to be expected in the future.

                         HERITAGE PROPANE PARTNERS, L.P.

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF INCOME DATA:

                                                             Nine Months
                                                            Ended May 31,
                                                                 1996
                                                                 ----
                                                          ($000's, except
                                                              per unit)

Revenues                                                  $          142,717

Depreciation and amortization                                          7,168
Other costs and expenses                                             118,994

Operating income                                                      16,555
Interest expense                                                       8,245
Equity in earnings of investees                                          429
Other income                                                             388
                                                          ------------------

Net income                                                $            9,127
                                                          ==================
Net income per limited partnership unit                   $             1.12
                                                          ==================

PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET DATA

                                                            MAY 31, 1996
                                                            ------------
                                                               ($000's)

Current assets                                            $           19,970
Property, plant and equipment, net                                   106,160
Intangibles and other assets, net                                     45,362
Investment in affiliates                                               5,158
                                                          ------------------

Total assets                                              $          176,650
                                                          ==================

Current liabilities (excluding debt)                      $           15,111
Total debt                                                           126,475
Partners' capital                                                     35,064
                                                          ------------------

Total liabilities and partners' capital                   $          176,650
                                                          ==================

                             HERITAGE HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                                          May 31,       August 31,         May 31,
                                                                           1996            1995             1995
                                                                        (unaudited)                      (unaudited)

CURRENT ASSETS:
   Cash and cash equivalents........................................        2,725           1,237      $     2,060
   Accounts receivable, net.........................................       10,188           8,085            9,829
   Inventories......................................................        5,686          10,131            6,747
   Prepaid expenses.................................................        2,426             835            1,158
   Deferred income taxes............................................          984           1,005              813
                                                                      -----------     -----------      -----------
      Total current assets..........................................       22,009          21,293           20,607
PROPERTY, PLANT AND EQUIPMENT, net..................................      103,258         100,104           96,425
INVESTMENT IN AFFILIATES............................................        5,158             991            1,036
INTANGIBLES AND OTHER ASSETS, net...................................       42,497          41,035           40,853
                                                                      -----------     -----------      -----------
      Total assets..................................................  $   172,922     $   163,423      $   158,921
                                                                      ===========     ===========      ===========

                                LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
   Working capital facilities.......................................  $     9,800     $     7,000      $     2,500
   Accounts payable.................................................        8,742           8,550            7,577
   Accrued and other current liabilities............................        5,555           5,470            4,813
   Current maturities of long-term debt.............................      115,214          14,805           10,488
                                                                      -----------     -----------      -----------
      Total current liabilities.....................................      139,311          35,825           25,378
LONG-TERM DEBT......................................................        1,983         103,412          103,886
DEFERRED INCOME TAXES...............................................       22,081          18,824           20,452
                                                                      -----------     -----------      -----------
      Total liabilities.............................................      163,375         158,061          149,716
                                                                      -----------     -----------      -----------
COMMITMENTS AND CONTINGENCIES
5% CUMULATIVE REDEEMABLE PREFERRED STOCK,
   $.01 par value, 19,262 shares authorized, 9,487 issued...........       12,806          12,337           12,185
                                                                      -----------     -----------      -----------
STOCKHOLDERS' DEFICIT, per accompanying statements:
   Class A common stock, $.01 par value, 2,648,517 shares authorized, 1,288,105,
      1,284,105 and 1,285,105 shares issued at
      May 31, 1996, August 31, 1995 and May 31, 1995, respectively..           13              13               13
   Class B common stock, $.01 par value, 441,419 shares authorized,
      357,500 issued................................................            3               3                3
   Additional paid-in capital.......................................        4,279           4,040            4,025
   Accumulated deficit..............................................       (7,554)        (11,031)          (7,021)
                                                                      ------------    ------------     ------------
         Total stockholders' deficit................................       (3,259)         (6,975)          (2,980)
                                                                      ------------    ------------     ------------
         Total liabilities and stockholders' deficit................  $   172,922     $   163,423      $   158,921
                                                                      ===========     ===========      ===========


                   The accompanying notes are an integral part
                      of these consolidated balance sheets.

                             HERITAGE HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands except per share amounts)
                                   (Unaudited)



                                                       Three Months Ended May 31,            Nine Months Ended May 31,
                                                          1996             1995               1996                1995

REVENUES
    Retail                                          $     24,800     $     22,331     $       90,729       $       76,211
    Wholesale                                              8,334            5,475             36,365               20,456
    Other                                                  3,317            2,863             12,410               10,882
                                                    ------------     ------------     --------------       --------------
           Total Revenues                                 36,451           30,669            139,504              107,549
                                                    ------------     ------------     --------------       --------------

COSTS AND EXPENSES
    Cost of products sold                                 21,739           17,907             85,550               60,553
    Depreciation and amortization                          2,373            1,839              6,969                6,344
    Selling, general and administrative                    1,174            1,116              2,543                2,569
    Operating expenses                                     8,645            7,698             28,044               23,838
                                                    ------------     ------------     --------------       --------------
           Total Operating Expenses                       33,931           28,560            123,106               93.304
                                                    ------------     ------------     --------------       --------------

OPERATING INCOME                                           2,520            2,109             16,398               14,245
                                                    ------------     ------------     --------------       --------------

OTHER INCOME/(EXPENSES)                                      134               45                426                  510

EQUITY IN EARNINGS (LOSS) OF INVESTEES                        41              (35)               409                   70

INTEREST EXPENSE                                          (3,195)          (3,087)            (9,974)              (8,745)
                                                    -------------    -------------    ---------------      ---------------

INCOME (LOSS) BEFORE PROVISION FOR
    INCOME TAXES                                            (500)            (968)             7,259                6,080

PROVISION (BENEFIT) FOR INCOME TAXES                        (228)            (436)             3,313                2,433
                                                    -------------    -------------    --------------       --------------

NET INCOME (LOSS)                                   $       (272)    $       (532)    $        3,946       $        3,647
                                                    =============    =============    ==============       ==============

PREFERRED STOCK DIVIDENDS                                    161              153                469                  448
                                                    ------------     ------------     --------------       --------------

INCOME (LOSS) APPLICABLE TO COMMON
     STOCK                                          $       (433)    $       (685)    $        3,477       $        3,199
                                                    =============    =============    ==============       ==============

EARNINGS (LOSS) PER COMMON AND
    COMMON EQUIVALENT SHARE                         $       (.24)    $       (.38)    $         1.92       $         1.80
                                                    =============    =============    ==============       ==============

WEIGHTED AVERAGE SHARES OUTSTANDING                        1,815            1,782              1,815                1,782
                                                    ============     ============     ==============       ==============
    AND COMMON SHARE EQUIVALENTS

                   The  accompanying   notes  are  an  integral  part  of  these
consolidated statements.

                             HERITAGE HOLDINGS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                   For the Nine Months Ended May 31,
                                                                       1996                1995
                                                                       ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income.................................................. $        3,946      $        3,647
   Reconciliation of net income to net cash provided
     by operating activities--
     Depreciation and amortization.............................          6,969               6,344
     Provision for losses on accounts receivable...............            216                 146
     Gain on disposal of assets................................           (146)               (351)
     Issuance of stock for services rendered...................             93                 ---
     Compensatory appreciation in stock warrants...............             80                  30
     Undistributed earnings of investees.......................           (417)                (61)
     Increase in deferred income taxes.........................          3,278               2,383
     Changes in assets and liabilities, net of effect of
      acquisitions:
        Increase in accounts receivable........................         (2,304)             (2,429)
        Decrease in inventories................................          4,445               2,178
        (Increase) decrease in prepaid expenses................         (1,591)                203
        Increase in intangibles and other assets...............           (655)             (1,637)
        Increase in accounts payable...........................            143                 469
        Increase in accrued and other current liabilities......             74                 123
                                                                --------------      --------------
          Net cash provided by operating activities............         14,131              11,045
                                                                --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired............         (8,367)            (26,041)
   Capital expenditures........................................         (5,842)             (4,937)
   Proceeds from asset sales...................................            258                 229
                                                                --------------      --------------
          Net cash used in investing activities................        (13,951)            (30,749)
                                                                ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings....................................         36,745              49,248
   Principal payments on debt..................................        (35,465)            (28,612)
   Issuance of common stock....................................             76                  62
   Repurchase of common stock..................................            (48)                ---
                                                                ---------------     --------------
          Net cash provided by financing activities............          1,308              20,698
                                                                --------------      --------------
INCREASE IN CASH AND CASH EQUIVALENTS..........................          1,488                 994
CASH AND CASH EQUIVALENTS, beginning of period                           1,237               1,066
                                                                --------------      --------------
CASH AND CASH EQUIVALENTS, end of period....................... $        2,725      $        2,060
                                                                ==============      ==============
NONCASH FINANCING ACTIVITIES:
   Notes payable incurred on noncompete agreements............. $          500      $        5,744
   Issuance of Company stock for note receivables..............             38                  31
   5% preferred stock dividend.................................            469                 448
SUPPLEMENTAL DISCLOSURE OF CASH FLOW                            $       10,140      $        8,490
   INFORMATION:
   Cash paid during the period for--
     Interest..................................................

              The accompanying notes are an integral part of these
                            consolidated statements.

                             HERITAGE HOLDINGS, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL:

The accompanying unaudited consolidated financial statements have been prepared by Heritage Holdings, Inc. (the Company) and should be read in conjunction with the Company's consolidated financial statements as of August 31, 1995 and the notes thereto included in the Company's consolidated financial statements included in Form S-1 as filed with the Securities and Exchange Commission on June 25, 1996. The foregoing financial statements include only normal recurring accruals and all adjustments which the Company considers necessary for a fair presentation.

2.       DETAILS TO CONSOLIDATED BALANCE SHEETS:

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using average cost while the cost of appliances, parts and fittings is determined by the first-in, first-out method. Inventories consist of the following:


                                                    May 31,    August 31,     May 31,
                                                     1996         1995         1995
                                                 ------------ -------------  --------

Fuel.............................................$     2,588  $     6,727    $     3,526
Appliances, parts and fittings...................      3,098        3,404          3,221
                                                 -----------  -----------    -----------
                                                 $     5,686  $    10,131          6,747
                                                 ===========  ===========    ===========

3.       EARNINGS PER COMMON SHARE:

Earnings per share has been computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding. Common share equivalents included in the computation represent shares issuable upon assumed exercise of stock options and stock warrants which would have a dilutive effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF UNAUDITED HISTORICAL RESULTS OF OPERATIONS

          On June 28, 1996, Heritage Propane Partners, L.P. (the Partnership) acquired certain assets of Heritage Holdings, Inc. (the Company) and completed an initial public offering. Refer to Note 2 of the Partnership's financial statements contained elsewhere herein. The following discussion reflects for the periods indicated the results of operations and operating data for the Partnership and its predecessor, the Company. Most of the increases in the line items discussed below result from the acquisitions made by the Company during the periods discussed. In the first nine months of 1995, the Company consummated seven acquisitions for an aggregate purchase price of $30.5 million. In the first nine months of fiscal year 1996, the Company consummated four acquisitions for $11.2 million. These acquisitions affect the comparability of prior period financial matters. Amounts discussed below reflect 100% of the results of operations of M-P Oils Partnership, a general partnership in which the Company owns a 60% interest. Because M-P Oils Partnership is primarily engaged in lower-margin wholesale propane distribution, its contribution to the Partnership's net income and EBITDA is not significant.

         Three Months Ended May 31, 1996 Compared to Three Months Ended May 31, 1995.

         Volume.  During the three months  ended May 31, 1996,  the Company sold
27.3 million retail gallons, an increase of 4.2 million retail gallons or 18.2% from the 23.1 million retail gallons sold in the three months ended May 31, 1995. This increase was primarily attributable both to the effect of acquisitions made after September 1, 1994 and to weather that was significantly colder than in the prior period and, to a lesser extent, internal growth.

         The Company also sold approximately 21.0 million wholesale gallons in the three months ended May 31,1996, a .8 million gallon or 3.7% decrease from the 21.8 million wholesale gallons sold in the prior three-month period. The increase in wholesale volumes was largely attributable to M-P Oils Partnership's increased wholesale volumes in Canada.

         Revenues. Total revenues increased $5.8 million or 18.9% to $36.5 million for the three months ended May 31, 1996, as compared to $30.7 million for the prior three-month period. Domestic revenues increased $3.5 million or 13.1% to $30.3 million for the three months ended May 31, 1996, as compared to $26.8 million for the three-month period ended May 31, 1995. Foreign revenues increased $2.3 million or 59.0% to $6.2 million for the three months ended May 31, 1996, as compared to $3.9 million for the three month period ended May 31, 1995. The increase was attributable to low-margin wholesale revenues that may or may not recur in future periods, volumes associated with acquisitions, more favorable weather conditions and internal growth.

         Cost of Sales. Total cost of sales increased $3.8 million or 21.2% to $21.7 million for the three months ended May 31, 1996, as compared to $17.9 million for the three months ended May 31, 1995. Domestic cost of sales increased $1.6 million or 11.3% to $15.7 million for the three months ended May 31, 1996, as compared to $14.1 million for the three-month period ended May 31, 1995. Foreign cost of sales increased $2.2 million or 57.9% to $6.0 million for the three months ended May 31, 1996, as compared to $3.8 million for the three-month period ended May 31, 1995. The increase was attributable to higher wholesale volumes, higher propane costs and increased volumes sold.

         Gross Profit. Gross profit increased $1.9 million or 14.8% to $14.7 million for the three months ended May 31, 1996, as compared to $12.8 million for the prior three-month period. This increase is attributable to an increase in volumes sold, partially offset by a margin decline caused primarily by pricing pressures exerted by one of the Company's larger competitors.

         Operating Expenses. Operating expenses increased $.9 million or 11.7% to $8.6 million in the three months ended May 31, 1996, as compared to $7.7 million in the three months ended May 31, 1995. The majority of this increase was attributable to acquisition-related volumes.

         Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses were $1.2 million for the three months ended May 31, 1996, an increase from $1.1 million for the prior three-month period, as the Partnership was able to integrate acquisitions without significantly increasing SG&A expenses.

         Depreciation and Amortization. Depreciation and amortization increased approximately $.6 million or 33.3% to $2.4 million in the three months ended May 31, 1996, as compared to $1.8 million for the three months ended May 31, 1995. This increase was the result of additional depreciation associated with acquisitions.

         Operating Income. Operating income increased $.4 million or 19.0% to $2.5 million for the three months ended May 31, 1996, as compared to $2.1 million for the prior three-month period. This increase was due primarily to increased volumes, partially offset by a decline in margins.

         Net Income. The Partnership's net loss was approximately $.3 million for the three months ended May 31, 1996 and $.5 million for the three months ended May 31, 1995, as higher operating income for the three months ended May 31, 1996 was partially offset by an increase in interest expense associated with additional borrowings for acquisitions.

         EBITDA. EBITDA increased $1.1 million or 28.2% to $5.0 million in the three months ended May 31, 1996, as compared to $3.9 million for the prior three-month period. This increase was due to an increase in volumes attributable to acquisitions, favorable weather conditions and internal growth, partially offset by a decrease in gross margins.

          Nine  Months  Ended May 31, 1996  Compared  to Nine  Months  Ended May
31,1995

         Volume.  During the nine months  ended May 31,  1996,  the Company sold
100.9 million retail gallons, an increase of 18.1 million retail gallons or 21.9% from the 82.8 million retail gallons sold in the nine months ended May 31, 1995. This increase was primarily attributable both to the effect of acquisitions made after September 1, 1994 and to weather that was significantly colder than in the prior period and, to a lesser extent, internal growth.

         The Company also sold approximately 94.7 million wholesale gallons in the nine months ended May 31, 1996, a 26.1 million gallon or 38.0% increase from the 68.6 million wholesale gallons sold in the prior nine-month period. The increase in wholesale volumes was largely attributable to M-P Oils Partnership's increased wholesale volumes in Canada.

         Revenues. Total revenues increased $32.0 million or 29.8% to $139.5 million for the nine months ended May 31, 1996, as compared to $107.5 million for the prior nine-month period. Domestic revenues increased $18.6 million or 20.0% to $111.6 million for the nine months ended May 31, 1996, as compared to $93.0 million for the nine-month period ended May 31, 1995. Foreign revenues increased $13.4 million or 92.4% to $27.9 million for the nine months ended May 31, 1996, as compared to $14.5 million for the nine-month period ended May 31, 1995. The increase was attributable to low-margin wholesale revenues, volumes associated with acquisitions, more favorable weather conditions and internal growth.

         Cost of Sales. Total cost of sales increased $25.0 million or 41.9% to $85.6 million for the nine months ended May 31, 1996, as compared to $60.6 million for the nine months ended May 31, 1995. Domestic cost of sales increased $11.8 million or 25.3% to $58.5 million for the nine months ended May 31, 1996, as compared to $46.7 million for the nine-month period ended May 31, 1995. Foreign cost of sales increased $13.2 million or 95.0% to $27.1 million for the nine months ended May 31, 1996, as compared to $13.9 million for the nine-month period ended May 31, 1995. The increase was attributable to higher wholesale volumes, higher propane costs and increased volumes sold.

          Gross Profit. Gross profit increased $7.0 million or 14.9% to $54.0 million for the nine months ended May 31, 1996, as compared to $47.0 million for the prior nine-month period. This increase is attributable to an increase in volumes sold, partially offset by a margin decline caused primarily by pricing pressures exerted by one of the Partnership's larger competitors.

         Operating Expenses. Operating expenses increased $4.2 million or 17.6% to $28.0 million in the nine months ended May 31, 1996, as compared to $23.8 million in the nine months ended May 31, 1995. The majority of this increase was attributable to acquisition-related volumes.

         Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses were $2.5 million for the nine months ended May 31, 1996, a decrease from $2.6 million for the prior nine-month period, as the Partnership was able to integrate acquisitions without increasing SG&A expenses.

         Depreciation and Amortization. Depreciation and amortization increased approximately $.6 million or 9.4% to $7.0 million in the nine months ended May 31, 1996, as compared to $6.4 million for the nine months ended May 31, 1995. This increase was the result of additional depreciation and amortization associated with acquisitions partially offset by a reduction in amortization expense of certain non-compete agreements that expired in the first six months of fiscal 1995.

         Operating Income. Operating income increased $2.2 million or 15.5% to $16.4 million for the nine months ended May 31, 1996, as compared to $14.2 million for the prior nine-month period. This increase was due primarily to increased volumes, partially offset by a decline in margins.

         Net Income. The Company's net income was approximately $3.9 million for the nine months ended May 31, 1996, an increase of $.3 million as compared to $3.6 million for the nine months ended May 31, 1995, as higher operating income was offset by an increase in interest expense associated with additional borrowings for acquisitions.

         EBITDA. EBITDA increased $3.3 million or 15.9% to $24.0 million in the nine months ended May 31, 1996, as compared to $20.7 million for the prior nine-month period. This increase was due to an increase in volumes attributable to acquisitions, favorable weather conditions and internal growth, partially offset by a decrease in gross margins.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows

         Cash provided by operating activities during the nine months ended May 31, 1996 was $14.1 million compared with $11.0 million during the nine months ended May 31, 1995. The cash flows from operations during the nine months ended May 31, 1996 consisted primarily of net income of $3.9 million and noncash charges of $10.1 million, principally depreciation and amortization.

         Cash used in investing activities during the nine months ended May 31, 1996 included capital expenditures for acquisitions amounting to $8.4 million. An additional $5.8 million was spent for remaining maintenance needed to sustain operations at current levels, new customer tanks to support growth of operations and other miscellaneous capitalized items.

         Cash provided by financing activities during the nine months ended May 31, 1996 of $1.3 million primarily reflects net borrowings under the credit facilities available to the Company.

         Financing and Sources of Liquidity

          In June 1996, the Partnership entered into a Bank Credit Facility, which includes a Working Capital Facility, a revolving credit facility providing for up to $15.0 million of borrowings to be used for working capital and other general partnership purposes, and an Acquisition Facility, a revolving credit facility providing for up to $25.0 million of borrowings to be used for acquisitions and improvements. The Partnership borrowed approximately $6.4 million under the Bank Credit Facility in order to repay amounts borrowed in connection with its recent acquisitions as well as other bank debt outstanding at the time of the closing of the offering.

         The Partnership uses almost all of its cash provided by operating and financing activities to fund acquisition, maintenance and growth capital expenditures. Acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and a portion of the purchase price allocated to intangibles associated with such acquired businesses, were $8.4 million for the nine months ended May 31, 1996, as compared to $26.0 million during the nine months ended May 31, 1995. Subsequent to May 31, 1996, the Partnership has made additional acquisitions for $6.2 million.

         In excess of 80% of the Partnership's EBITDA is attributable to sales during the six-month peak heating season of October through March. Net working capital requirements are financed with internally generated cash flow, and working capital borrowings are not necessary during this portion of its annual cycle. During the spring it generally becomes necessary to draw upon the working capital lines to fund operations. By late fall, the working capital borrowings are at their peak as propane inventories are at their highest levels in preparation for the coming winter.

         The assets utilized in the propane business do not typically require lengthy manufacturing process time nor complicated, high technology components. Accordingly, Heritage does not have any significant financial commitments for capital expenditures. In addition, Heritage has not experienced any significant increases attributable to inflation in the cost of these assets.

         The ability of the Partnership to satisfy its obligations will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. Future capital needs of the Partnership are expected to be provided by future operations, existing cash balances and the Working Capital Facility. The Partnership may incur additional indebtedness or issue additional Units in order to fund possible future acquisitions.

                                    FORM 10-Q
                          PART II -- OTHER INFORMATION

ITEM 1 - Legal Proceedings

         A number of personal injury, property damage and product liability suits are pending or threatened against the Partnership and its predecessor. In general, these lawsuits have arisen in the ordinary course of the Partnership or its predecessor's business since the formation of Heritage and involve claims for actual damages, and in some cases, punitive damages, arising from the alleged negligence of the Partnership or its predecessor or as a result of product defects or similar matters. Of the pending or threatened matters, a number involve property damage, and several involve serious personal injuries or deaths and the claims made are for relatively large amounts. In addition, the Partnership's predecessor has been named as a defendant in a suit alleging that it negligently hired an employee who was convicted of a felony. Although any litigation is inherently uncertain, based on past experience, the information currently available to it and the availability of insurance coverage, the Partnership does not believe that these pending or threatened litigation matters will have a material adverse effect on its results of operations or its financial condition.

ITEM 5 - Other Information

         Subsequent to the initial public offering on June 25, 1996, the Partnership has completed the acquisitions of three retail propane companies located in Kingston, Massachusetts, St. Albans, Vermont and Spring Lake, North Carolina that in the aggregate will add approximately 5,750,000 gallons and 11,400 customers to the Partnership's operations. Moreover, pursuant to the partial exercise on July 26, 1996 of the over-allotment option granted to the underwriters of the initial public offering, the Partnership issued 260,000 additional Common Units in exchange for an additional $4.9 million in net proceeds to the Partnership. Such proceeds were used to repay existing indebtedness.

ITEM 6 -  Exhibits and Reports of Form 8-K

(a) No exhibits are required to be filed by the registrant.

(b) No reports on Form 8-K have been filed by the registrant for the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HERITAGE PROPANE PARTNERS, L.P.

                                        By:    Heritage Holdings, Inc.,
                                               General Partner



Date:   August 9, 1996                  By:   /s/ H. Michael Krimbill
                                              H. Michael Krimbill
                                              (Chief Accounting Officer and
                                              officer duly authorized to sign
                                              on behalf of the registrant)