Form 10-K
period 1996-08-31
HERITAGE PROPANE PARTNERS L P
filed 1996-11-27
CIK 1012569

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________

Commission File Number 1-11727

                      HERITAGE PROPANE PARTNERS, L.P.

          --------------------------------------------------------
          (Exact name of registrants as specified in its charter)



               Delaware                               73-1493906
   --------------------------------------------------------------------------
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)



          8801 S. Yale Avenue, Suite 310, Tulsa, Oklahoma 74137

-----------------------------------------------------------------------------
          (Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code:  (918) 492-7272

Securities registered pursuant to Section 12(b) of the Act:


                                         Name of each exchange on
           Title of class                    which registered

           Common Units                  New York Stock Exchange

-----------------------------------------------------------------------------
Securities registered pursuant to section 12(g) of the Act:  None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [x]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.     [ ]

The aggregate market value as of November 19, 1996, of the registrant's Common Units held by nonaffiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $88,646,000.


At November 19, 1996, the registrant had units outstanding as follows:
Heritage Propane Partners, L.P.            4,285,000        Common Units
                                           3,702,943        Subordinated Units

Documents Incorporated by Reference:   None

                        HERITAGE PROPANE PARTNERS, L.P.

                          1996 FORM 10-K ANNUAL REPORT


                               TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
                                                          PART I
ITEM  1.  BUSINESS          . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

ITEM  2.  PROPERTIES        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  8

ITEM  3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  9

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   . . . . . . . . . . . . . . . . . . . . . .  10


                                                         PART II

ITEM  5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED
                 UNITHOLDER MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

ITEM  6.  SELECTED HISTORICAL FINANCIAL AND OPERATING DATA  . . . . . . . . . . . . . . . . . . . . . . . .  10

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

ITEM  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . . . . . . . . . . . . . . . . . .  19


                                                         PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  . . . . . . . . . . . . . . . . . . . . . . .  19

ITEM 11.  EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . . . . . . . . . . . . . . . . .  26


                                                         PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                 REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  26

                                     PART I

ITEM 1.    BUSINESS.

BUSINESS OF HERITAGE PROPANE PARTNERS, L.P.

     Heritage Propane Partners, L.P. (the "Master Limited Partnership") or the "MLP"), a publicly traded Delaware limited partnership, was formed in April of 1996. The MLP's activities are conducted through its subsidiary, Heritage Operating, L.P. (the "Operating Partnership" or the "OLP"). The MLP, with a 99% limited partner interest, is the sole limited partner of the Operating Partnership. The MLP and the OLP are together referred to herein as the "Partnership". The Operating Partnership accounts for nearly all of the MLP's consolidated assets, sales and operating earnings. The MLP's consolidated earnings also reflect interest expense related to $120 million of 8.55% Senior Secured Notes issued by the MLP in June, 1996.

BUSINESS OF HERITAGE OPERATING, L.P.

     The Operating Partnership, a Delaware limited partnership, was formed in April of 1996, to acquire, own and operate the propane business and assets of Heritage Holdings, Inc. (the "Company", "Heritage", and "General Partner"). The Company has retained a 1% general partner interest in the MLP and also holds a 1.0101% general partner interest in the Operating Partnership, representing a 2% general partner interest in the Partnership on a combined basis. As General Partner of the Partnership, the Company performs all management functions required for the Partnership.

GENERAL

     The Partnership is a Delaware limited partnership formed to acquire, own and operate the propane business and assets of Heritage. Heritage serves as the general partner of the Partnership. The Partnership believes it is the sixth largest retail marketer of propane in the United States, serving more than 180,000 active residential, commercial, industrial and agricultural customers from 122 district locations in 17 states. The Partnership's operations are concentrated in large part in the western and southeastern regions of the United States.

     The business of the Partnership, starting with the formation of Heritage in 1989, has grown primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth. Through August 31, 1996, 33 acquisitions had been completed for an aggregate purchase price of approximately $164 million. Volumes of propane sold to retail customers almost doubled from 63.2 million gallons for the fiscal year ended August 31, 1992 to
118.2 million gallons for the fiscal year ended August 31, 1996. Since August 31, 1996, the Partnership has acquired two more propane companies and has signed a letter of intent to acquire one additional propane company.

     The Partnership believes that its competitive strengths include: (i) management's experience in identifying, evaluating and completing acquisitions,
(ii) operations that are focused in areas experiencing higher-than-average population growth, (iii) a low cost overhead structure and (iv) a decentralized operating structure and entrepreneurial workforce. These competitive strengths have enabled the Partnership to achieve levels of EBITDA per retail propane gallon that the Partnership believes are among the highest of any publicly traded propane partnership. The Partnership believes that as a result of its geographic diversity and district-level incentive compensation program, the Partnership has been able to reduce the effect of adverse weather conditions on EBITDA, including those experienced by Heritage during the warmer-than-normal winter of 1994-1995. The Partnership believes that its concentration in higher-than-average population growth areas provides it with a strong economic foundation for expansion through acquisitions and internal growth. The Partnership does not believe that it is significantly more vulnerable than its competitors to displacement by natural gas distribution systems because the majority of the Partnership's areas of operations are rural and their population growth tends to open business opportunities for the Partnership in more remote locations on their peripheries.

BUSINESS STRATEGY

     The Partnership's strategy is to expand its operations and increase its retail market share in order to increase the funds available for distribution to its Unitholders. The three critical elements to this strategy are described below.

     Acquisitions. Acquisitions will be the principal means of growth for the Partnership, as the retail propane industry is mature and overall demand for propane is expected to experience limited growth in the foreseeable future. The Partnership believes that the fragmented nature of the propane industry provides significant opportunities for growth through acquisition. Industry sources indicate that there are over 8,000 retail propane operations, of which the 10 largest comprise approximately 35% of industry sales. The Partnership follows a disciplined acquisition strategy that concentrates on companies (i) in geographic areas experiencing higher-than-average population growth, (ii) with a high percentage of sales to residential customers, (iii) with local reputations for quality service and (iv) with a high percentage of tank ownership. In addition, unlike many of its competitors, the Partnership attempts to capitalize on the reputations of the companies it acquires by maintaining local brand names, billing practices and employees, thereby creating a sense of continuity and minimizing customer loss. The Partnership believes that this strategy has helped to make it an attractive buyer for many acquisition candidates from the seller's viewpoint.

     Through August 31, 1996, 33 acquisitions had been completed for an aggregate purchase price of approximately $164 million. The Partnership has completed two additional acquisitions since that time and has executed a letter of intent with one additional company. Of these 36 companies acquired or to be acquired, 10 represent "core acquisitions" with multiple plants in a specific geographic area, with the balance representing "blend-in companies" which operate in an existing region. The Partnership will focus on acquisition candidates in its existing areas of operations, but will consider core acquisitions in other higher- than-average population growth areas in order to further reduce the impact on the Partnership's operations of adverse weather patterns in any one region. While the Partnership is currently evaluating numerous acquisition candidates, there can be no assurance that the Partnership will identify attractive acquisition candidates in the future, that the Partnership will be able to acquire such businesses on economically acceptable terms, that any acquisitions will not be dilutive to earnings and distributions or that any additional debt incurred to finance an acquisition will not affect the ability of the Partnership to make distributions to Unitholders.

     In order to facilitate the Partnership's acquisition strategy, the Operating Partnership entered into the Bank Credit Facility. The Bank Credit Facility consists of the $25.0 million Acquisition Facility to be used for acquisitions and improvements and the $15.0 million Working Capital Facility to be used for working capital and other general partnership purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Description of Indebtedness." The Partnership also has the ability to fund acquisitions through the issuance of additional partnership interests.

     Internal Growth. In addition to pursuing expansion through acquisitions, the Partnership has aggressively focused on internal growth at its existing district locations. The Partnership believes that, by concentrating its operations in areas experiencing higher-than-average population growth, it is well positioned to achieve internal growth by adding new customers. The Partnership also believes that its decentralized structure, in which operational decisions are made at the district and regional level, together with a bonus system that allocates a significant portion of a district's EBITDA in excess of budget to district employees, has fostered an entrepreneurial environment that has allowed the Partnership to achieve its high rates of internal growth. The Partnership believes that its rates of internal growth exceed the average growth rate in the industry.

     Low Cost, Decentralized Operations. The Partnership focuses on controlling costs at the corporate and district levels. While the Partnership has realized certain economies of scale as a result of its acquisitions, it attributes its low overhead primarily to its decentralized structure. By delegating all customer billing and collection activities to the district level, the Partnership has been able to operate without a large corporate staff. Of the Partnership's 806 full-time employees as of August 31, 1996, only 36, or approximately 4%, were general and administrative. In addition, the Partnership plant bonus system encourages district employees at all levels to control costs and expand revenues.

     As a result of the implementation of the strategy described above, the Partnership has achieved the retail sales volumes per fiscal year set forth below:

                                           1990  1991   1992   1993   1994   1995   1996
                                           ----  ----   ----   ----   ----   ----   ----
     Retail Propane Gallons                37.5   48.2   63.2   73.4   79.7   98.3   118.2
     Sold (in millions)

INDUSTRY BACKGROUND AND COMPETITION

     Propane, a by-product of natural gas processing and petroleum refining, is a clean-burning energy source recognized for its transportability and ease of use relative to alternative forms of stand-alone energy sources. Retail propane use falls into three broad categories: (i) residential applications,
(ii) industrial, commercial, and agricultural applications and (iii) other retail applications, including motor fuel sales. Residential customers use propane primarily for space and water heating. Industrial customers use propane primarily as fuel for forklifts and stationary engines, to fire furnaces, as a cutting gas, in mining operations and in other process applications.
Commercial customers, such as restaurants, motels, laundries and commercial buildings, use propane in a variety of applications, including cooking, heating and drying. In the agricultural market, propane is primarily used for tobacco curing, crop drying, poultry brooding and weed control. Other retail uses include motor fuel for cars and trucks, outdoor cooking and other recreational uses, propane resales and sales to state and local governments. In its wholesale operations, the Partnership sells propane principally to large industrial end-users and other propane distributors.

     Propane is extracted from natural gas or oil wellhead gas at processing plants or separated from crude oil during the refining process. Propane is normally transported and stored in a liquid state under moderate pressure or refrigeration for ease of handling in shipping and distribution. When the pressure is released or the temperature is increased, it is usable as a flammable gas. Propane is colorless and odorless; an odorant is added to allow its detection. Like natural gas, propane is a clean burning fuel and is considered an environmentally preferred energy source.

     Based upon information provided by the Energy Information Agency, propane accounts for approximately three to four percent of household energy consumption in the United States. Propane competes primarily with natural gas, electricity and fuel oil as an energy source, principally on the basis of price, availability and portability. Propane is more expensive than natural gas on an equivalent BTU basis in locations served by natural gas, but serves as an alternative to natural gas in rural and suburban areas where natural gas is unavailable or portability of product is required. Historically, the expansion of natural gas into traditional propane markets has been inhibited by the capital costs required to expand pipeline and retail distribution systems. Although the extension of natural gas pipelines tends to displace propane distribution in areas affected, the Partnership believes that new opportunities for propane sales arise as more geographically remote neighborhoods are developed. Propane is generally less expensive to use than electricity for space heating, water heating, clothes drying and cooking. Due to the current diversity of location of the Partnership's operations, fuel oil has not been a significant competitor.

     In addition to competing with alternative energy sources, the Partnership competes with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry publications, the Partnership believes that the domestic retail market for propane is approximately 9.2 billion gallons annually, that the 10 largest retailers, including the Partnership, account for less than 35% of the total retail sales of propane in the United States, and that no single marketer has a greater than 10% share of the total retail market in the United States. Most of the Partnership's retail distribution branches compete with five or more marketers or distributors. Each retail distribution outlet operates in its own competitive environment because retail marketers tend to locate in close proximity to customers. The typical retail distribution outlet generally has an effective marketing radius of approximately 50 miles although in certain rural areas the marketing radius may be extended by a satellite location.

     The ability to compete effectively further depends on the reliability of service, responsiveness to customers and the ability to maintain competitive prices. The Partnership believes that its safety programs, policies and procedures are more comprehensive than many of its smaller, independent competitors and give it a competitive advantage over such retailers. The Partnership also believes that its service capabilities and customer responsiveness differentiate it from many of these smaller competitors. The Partnership's employees are on call 24-hours-a-day, 7-days-a-week for emergency repairs and deliveries.

     The wholesale propane business is highly competitive. For fiscal year 1996, the Partnership's domestic wholesale operations (excluding M-P Oils Partnership) accounted for 16% of total volumes but less than 2% of its gross profit. While the Partnership does not emphasize wholesale operations, it believes that limited wholesale activities enhance its ability to supply its retail operations.

PRODUCTS, SERVICES AND MARKETING

     The Partnership distributes propane through a nationwide retail distribution network consisting of 122 district locations in 17 states. The Partnership's operations are concentrated in large part in the western and southeastern regions of the United States. The Partnership serves more than 180,000 active customers. Historically, approximately two-thirds of the Partnership's retail propane volume and in excess of 80% of its EBITDA are attributable to sales during the six-month peak heating season from October through March, as many customers use propane for heating purposes. Consequently, sales and operating profits are concentrated in the Partnership's first and second fiscal quarters. Cash flows from operations, however, are greatest during the second and third fiscal quarters when customers pay for propane purchased during the six-month peak season. To the extent necessary, the Partnership will reserve cash from these periods for distribution to Unitholders during the warmer seasons.

     Typically, district locations are found in suburban and rural areas where natural gas is not readily available. Generally, such locations consist of a one to two acre parcel of land, an office, a small warehouse and service facility, a dispenser and one or more 18,000 to 30,000 gallon storage tanks. Propane is generally transported from refineries, pipeline terminals, leased storage facilities and coastal terminals by rail or truck transports to the Partnership's district locations where it is unloaded into the storage tanks. In order to make a retail delivery of propane to a customer, a bobtail truck is loaded with propane from the storage tank. Propane is then pumped from the bobtail truck, which generally holds 2,500 to 3,000 gallons of propane, into a stationary storage tank on the customer's premises. The capacity of these customer tanks ranges from approximately 100 gallons to 1,200 gallons, with a typical tank having a capacity of 100 to 300 gallons in milder climates and from 500 to 1,000 gallons in colder climates. The Partnership also delivers propane to retail customers in portable cylinders, which typically have a capacity of 5 to 35 gallons. When these cylinders are delivered to customers, empty cylinders are picked up for refilling at the Partnership's distribution locations or are refilled in place. The Partnership also delivers propane to certain other bulk end users of propane in tractor trailers known as transports, which typically have an average capacity of approximately 10,500 gallons. End users receiving transport deliveries include industrial customers, large-scale heating accounts, mining operations, and large agricultural accounts which use propane for crop drying.

     The Partnership encourages its customers to implement a regular delivery schedule by, in some cases, charging extra for non-scheduled deliveries. Many of the Partnership's residential customers receive their propane supply pursuant to an automatic delivery system which eliminates the customer's need to make an affirmative purchase decision and allows for more efficient route scheduling and maximization of volumes delivered. From its district locations, the Partnership also sells, installs and services equipment related to its propane distribution business, including heating and cooking appliances.

     Propane use falls into three broad categories: (i) residential applications, (ii) industrial, commercial and agricultural applications and
(iii) other retail applications, including motor fuel sales. Approximately 84% of the domestic gallons sold by the Partnership in fiscal 1996 were to retail customers and approximately 16% were to wholesale customers. Of the retail gallons sold by the Partnership in fiscal 1996, 54% were to residential customers, 27% were to industrial, commercial and agricultural customers, and 19% were to all other retail users. Sales to residential customers in fiscal 1996 accounted for 45% of total gallons sold but 67% of the Partnership's gross profit from propane sales. Residential sales have a greater profit margin and a more stable customer base than other markets served by the Partnership. Industrial, commercial and agricultural sales accounted for 20% of the Partnership's gross profit from propane sales for fiscal year 1996, with all other retail users accounting for 11%. Additional volumes sold to wholesale customers contributed the remaining 2% of gross profit from propane sales. No single customer accounted for 5% or more of the Partnership's revenues during fiscal year 1996.

     The propane business is very seasonal with weather conditions significantly affecting demand for propane. The Partnership believes that the geographic diversity of its areas of operations helps to minimize its nationwide exposure to regional weather. Although overall demand for propane is affected by climate, changes in price and other factors, the Partnership believes its residential and commercial business to be relatively stable due to the following characteristics: (i) residential and commercial demand for propane has been relatively unaffected by general economic conditions due to the largely non-discretionary nature of most propane purchases by the Partnership's customers, (ii) loss of customers to competing energy sources has been low, (iii) the tendency of the Partnership's customers to remain with the Partnership due to the product being delivered pursuant to a regular delivery schedule and to the Partnership's ownership of over 85% of the storage tanks utilized by its customers, and (iv) the historic ability of the Partnership to more than offset customer losses through internal growth of its customer base in existing markets. Since home heating usage is the most sensitive to temperature, residential customers account for the greatest usage variation due to weather. Variations in the weather in one or more regions in which the Partnership operates, however, can significantly affect the total volumes of propane sold by the Partnership and the margins realized thereon and, consequently, the Partnership's results of operations. The Partnership believes that sales to the commercial and industrial markets, while affected by economic patterns, are not as sensitive to variations in weather conditions as sales to residential and agricultural markets.

PROPANE SUPPLY AND STORAGE

     The Partnership's propane supply is purchased from over 40 oil companies and natural gas processors at numerous supply points located in the United States and Canada. In addition, the Partnership makes purchases on the spot market from time to time to take advantage of favorable pricing. Most of the propane purchased by the Partnership in fiscal 1996 was purchased pursuant to one year agreements subject to annual renewal, but the percentage of contract purchases may vary from year to year as determined by the Partnership. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major delivery points. Most of these agreements provide maximum and minimum seasonal purchase guidelines, but none contain "take or pay" provisions. The Partnership receives its supply of propane predominately through railroad tank cars and common carrier transport.

     Supplies of propane from the Partnership's sources historically have been readily available. In the fiscal year ended August 31, 1996, Warren Petroleum Company ("Warren"), a division of Chevron USA, provided approximately 29% of the Partnership's total domestic propane supply. The Partnership believes that, if supplies from Warren were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations. Aside from Warren, no single supplier provided more than 10% of the Partnership's total domestic propane supply in the fiscal year ended August 31, 1996. Although no assurance can be given that supplies of propane will be readily available in the future, the Partnership expects a sufficient supply to continue to be available. However, increased demand for propane in periods of severe cold weather, or otherwise, could cause future propane supply interruptions or significant volatility in the price of propane.

     During fiscal 1996 the Partnership purchased approximately 75% of its propane supplies from domestic suppliers with the remainder being procured through M-P Oils, Ltd., a wholly-owned subsidiary of the Partnership. M-P Oils, Ltd. holds a 60% interest in a Canadian partnership, M-P Oils Partnership, which buys and sells propane for its own account as well as supplies the Partnership's volume requirements in the northern states. Those volumes are included in the sources of propane set forth in the immediately preceding paragraph.

     The market price of propane is subject to volatile changes as a result of supply or other market conditions over which the Partnership will have no control. Since rapid increases in the wholesale cost of propane may not be immediately passed on to customers, such increases could reduce the Partnership's gross profits. Since 1992, the Partnership and its predecessor have generally been successful in maintaining retail gross margins on an annual basis despite changes in the wholesale cost of propane. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--General." However, there may be times when the Partnership will be unable to pass on fully such price increases to its customers. Consequently, the Partnership's profitability will be sensitive to changes in wholesale propane prices. The Partnership has not engaged in any hedging activities with respect to its propane supply requirements, although it may do so in the future.

     The Partnership leases space in storage facilities in Michigan and Arizona and smaller storage facilities in other locations and has rights to use storage facilities in additional locations when it "pre-buys" product from these sources. The Partnership believes that it has adequate third party storage to take advantage of supply purchasing advantages as they may occur from time to time. Access to storage facilities allows the Partnership to buy and store large quantities of propane during periods of low demand, which generally occur during the summer months, thereby helping to ensure a more secure supply of propane during periods of intense demand or price instability.

PRICING POLICY

     Pricing policy is an essential element in the marketing of propane. The Partnership relies on regional management to set prices based on prevailing market conditions and product cost, as well as local management input. All regional managers are advised regularly of any changes in the posted price of the district's propane suppliers. In most situations, the Partnership believes that its pricing methods will permit the Partnership to respond to changes in supply costs in a manner that protects the Partnership's gross margins and customer base, to the extent possible. In some cases, however, the Partnership's ability to respond quickly to cost increases could occasionally cause its retail prices to rise more rapidly than those of its competitors, possibly resulting in a loss of customers.

BILLING AND COLLECTION PROCEDURES

     Customer billing and account collection responsibilities are retained at the district level. The Partnership believes that this decentralized approach is beneficial for several reasons: (i) the customer is billed on a timely basis; (ii) the customer is more apt to pay a "local" business; (iii) cash payments are received faster, and (iv) district personnel have a current account status available to them at all times to answer customer inquiries. These records are subject to periodic review by the internal audit staff as well as sent to the accounting offices of the Partnership in Helena, Montana each month.

GOVERNMENT REGULATION

     The Partnership is subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right-to-Know Act, the Clean Water Act and comparable state statutes. CERCLA, also known as the "Superfund" law, imposes joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a "hazardous substance" into the environment. Propane is not a hazardous substance within the meaning of CERCLA. However, automotive waste products, such as waste oil, generated by the Partnership's truck fleet, as well as "hazardous substances" disposed of during past operations by third parties on the Partnership's properties, could subject the Partnership to liability under CERCLA. Such laws and regulations could result in civil or criminal penalties in cases of non-compliance or impose liability for remediation costs. Also, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances.

     In connection with all acquisitions of retail propane businesses that involve the acquisition of any interest in real estate, the Partnership conducts an environmental review in an attempt to determine whether any substance other than propane has been sold from, or stored on, any such real estate prior to its purchase. Such review includes questioning the seller, obtaining representations and warranties concerning the seller's compliance with environmental laws and conducting inspections of the properties. Where warranted, independent environmental consulting firms are hired to look for evidence of hazardous substances or the existence of underground storage tanks.

     Petroleum-based contamination or environmental wastes are known to be located on or adjacent to four sites at which the Partnership operates and are suspected to be located on or adjacent to one additional site. These sites were evaluated at the time of their acquisition. In all cases remediation operations have been or will be undertaken by others, and in all five cases the Partnership obtained indemnifications for expenses associated with any remediation from the former owners or related entities. Based on information currently available to the Partnership, such projects are not expected to have a material adverse effect on the Partnership's financial condition or results of operation.

     National Fire Protection Association Pamphlets No. 54 and No. 58, which establish rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the industry standard in all of the states in which the Partnership operates. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. With respect to the transportation of propane by truck, the Partnership is subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation. The Partnership conducts ongoing training programs to help ensure that its operations are in compliance with applicable regulations. The Partnership maintains various permits that are necessary to operate some of its facilities, some of which may be material to its operations. The Partnership believes that the procedures currently in effect at all of its facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable laws and regulations.

     Future developments, such as stricter environmental, health or safety laws and regulations promulgated thereunder, could affect Partnership operations.
It is not anticipated that the Partnership's compliance with or liabilities under environmental, health and safety laws and regulations, including CERCLA, will have a material adverse effect on the Partnership. To the extent that there are any environmental liabilities unknown to the Partnership or environmental, health or safety laws or regulations are made more stringent, there can be no assurance that the Partnership's results of operations will not be materially and adversely affected.

EMPLOYEES

     As of August 31, 1996, the Partnership had 806 full time employees, of whom 36 were general and administrative and 723 were operational employees. None of the Partnership's employees are represented by a labor union. The Partnership believes that its relations with its employees are satisfactory. The Partnership has hired as many as 100 seasonal workers to meet peak winter demands.

ITEM 2.    PROPERTIES.

     The Partnership operates bulk storage facilities at 122 district sites, of which approximately 80% are owned or under long-term lease and the balance are subject to renewal in the ordinary course of business during the next ten years. The Partnership believes that the increasing difficulty associated with obtaining permits for new propane distribution locations makes its high level of site ownership and control a competitive advantage. The Partnership owns approximately seven million gallons of above-ground storage capacity at its various plant sites. In addition, in 1996, the Partnership leased approximately 13 million gallons of underground storage facilities in two states (4.3 million gallons of storage in Alto, Michigan and 8.5 million gallons in Bumstead, Arizona). The Partnership does not own or operate any underground storage facilities (excluding customer and local distribution tanks) or pipe line transportation assets (excluding local delivery systems).

     The Partnership also owns 50% of Bi-State Propane, a California general partnership, that conducts business in South Lake Tahoe and Truckee, California, Reno and other locations in Nevada. Six Bi-State locations are included in the Partnership's site counts and all site, customer and other property descriptions contained herein include all Bi-State information on a gross basis.

     The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquified state. As of August 31, 1996, the Partnership had a fleet of approximately 13 transport truck tractors, 23 transport trailers and 8 railroad tank cars, all of which are owned by the Partnership. In addition, the Partnership utilizes approximately 340 bobtail and approximately 575 other delivery and service vehicles, all of which are owned by the Partnership. As of August 31, 1996, the Partnership owned approximately 150,000 customer storage tanks with typical capacities of 120 to 1,000 gallons. These customer storage tanks are collateral to secure the obligations of the Partnership under its borrowings from its banks and noteholders.

     The Partnership believes that it has satisfactory title to or valid rights to use all of its material properties. Although some of such properties are subject to liabilities and leases, liens for taxes not yet due and payable, encumbrances securing payment obligations under non-competition agreements entered in connection with acquisitions and immaterial encumbrances, easements and restrictions, the Partnership does not believe that any such burdens will materially interfere with the continued use of such properties by the Partnership in its business, taken as a whole. In addition the Partnership believes that it has, or is in the process of obtaining, all required material approvals, authorizations, orders, licenses, permits, franchises and consents of, and has obtained or made all required material registrations, qualifications and filings with, the various state and local governmental and regulatory authorities which relate to ownership of the Partnership's properties or the operations of its business.

     The Partnership utilizes a variety of trademarks and tradenames which it owns, including "Heritage Propane." The Partnership believes that its strategy of retaining the names of the acquired companies has maintained the local identification of such companies and has been important to the continued success of these businesses. The Partnership's most significant trade names are Balgas, Bi-State Propane, Carolane Propane Gas, Gas Service Company, Holton's L.P. Gas, Ikard & Newsom, Northern Energy and Sawyer Gas. The Partnership regards its trademarks, tradenames and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products.

ITEM 3.    LEGAL PROCEEDINGS.

     A number of personal injury, property damage and products liability suits are pending or threatened against the Partnership. In general, these lawsuits have arisen in the ordinary course of the Partnership's business since the formation of Heritage and involve claims for actual damages, and in some cases, punitive damages, arising from the alleged negligence of the Partnership or as a result of product defects or similar matters. Of the pending or threatened matters, a number involve property damage, and several involve serious personal injuries or deaths and the claims made are for relatively large amounts. Although any litigation is inherently uncertain, based on past experience, the information currently available to it and the availability of insurance coverage, the Partnership does not believe that these pending or threatened litigation matters will have a material adverse effect on its results of operations or its financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders of the Partnership during the fiscal year ended August 31, 1996.

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S UNITS AND RELATED
           UNITHOLDER MATTERS.

    The common units representing limited partners interests ("Common Units") are listed on the New York Stock Exchange, which is the principal trading market for such securities, under the symbol "HPG". The following table sets forth, for the fourth quarter ended August 31, 1996, the high and low sales prices per Common Unit, as reported on the New York Stock Exchange Composite Tape.

                                                            Price Range                          Cash
                                                    High                 Low                  Distribution
1996 Fiscal Year
Fourth Quarter Ended
August 31, 1996                                    $20.625              $19.875                   $-0-

    As of November 27, 1996, there were approximately 170 record holders of the Partnership's Common Units. The Partnership also has Subordinated Units, all of which are held by the General Partner for which there is no established public trading market. The Partnership will distribute to its partners on a quarterly basis, all of its Available Cash in the manner described herein. Available Cash generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the General Partner to (i) provide for the proper conduct of the Partnership's business,
(ii) comply with applicable law or any Partnership debt instrument or other agreement, or (iii) provide funds for distributions to Unitholders and the General Partner in respect of any one or more of the next four quarters. Available Cash is more fully defined in the Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P. filed as an exhibit to this Report. The Partnership made a cash distribution on October 15, 1996 in respect to its Common Units and its Subordinated Units for the partial quarter ended August 31, 1996 in the amount of $2.82 million. This represented $.353 per Unit. The Partnership Agreement defines Minimum Quarterly Distributions as 50c. per Unit for each full fiscal quarter. Distributions of Available Cash to the holder of the Subordinated Units are subject to the prior rights of the holders of the Common Units to receive Minimum Quarterly Distributions for each quarter during the subordination period, and to receive any arrearages in the distribution of Minimum Quarterly Distributions on the Common Units for prior quarters during the subordination period. The subordination period will not end earlier than June 1, 2001. Restrictions on the Partnership's distributions required by Item 5 is incorporated herein by reference to Note 8 of the Partnership's Consolidated Financial Statements which begin on page F-1 of this Report, and to Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Indebtedness.

ITEM 6.     SELECTED HISTORICAL FINANCIAL AND OPERATING DATA.

    The following table sets forth, for the periods and as of the dates indicated, selected historical financial and operating data for Heritage. The historical balance sheet data for the two years ended August 31, 1996 and 1995, respectively, and the statement of operations and operating data as of August 31, 1996, 1995 and 1994, respectively, have been derived from the financial statements appearing elsewhere herein which have been audited by Arthur Andersen LLP, independent public accountants. The selected historical balance sheet data as of August 31, 1993 has been derived from Heritage's audited financial statements not included herein. The selected historical balance sheet data as of August 31, 1992 and statement of operations and operating data for the year ended August 31, 1992 has been derived from Heritage's unaudited financial statements, not included herein. The selected historical financial and operating data of Heritage should be read in conjunction with the financial statements of Heritage included elsewhere in this Prospectus and "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere in this Prospectus. The amounts in the table below, except per Unit data, are in thousands.

                                                  Year Ended August 31,
                                                                                                     Year Ended
                                                                                                  August 31, 1996
                                           1992(e)      1993(e)      1994(e)       1995(e)     10 mos.(e)      2 mos.
                                                                                               ----------   -----------
Statement of Operations Data
  Revenues  . . . . . . . . . . . . . .   $ 97,209      $102,291     $103,971      $131,508     $144,623      $ 18,477
  Gross profit(a) . . . . . . . . . . . .   41,014        45,596       48,601        55,841       55,634         6,314
  Depreciation and amortization . . . . . .  7,411         8,288        8,711         8,896        7,581         1,733
  Operating income  . . . . . . . . . . . .  7,383         8,669        9,905        12,675       15,755        (1,956)
  Interest expense  . . . . . . . . . . . .  8,759         8,786        8,761        12,201       10,833         1,962
  Provision (benefit) for income taxes  . .   (440)          117          668           666        2,735           --
  Income (loss) before income taxes
     and extraordinary items  . . . . . .   (1,063)         (604)       1,296           759        6,084        (4,087)
  Net income (loss) . . . . . . . . . . .   (1,084)         (721)         315          (211)       2,921        (8,423)
  Net loss per Unit(b)  . . . . . . . . . . . . .                                                                (1.06)

                                                        August 31,

                                          1992(e)        1993(e)      1994(e)       1995(e)       1996

Balance Sheet Data (end of period)
  Current assets  . . . . . . . . . . .   $ 16,572      $ 16,924     $ 17,134      $ 21,293     $ 24,014
  Total assets  . . . . . . . . . . . . .  116,123       121,557      118,330       163,423      187,850
  Current liabilities . . . . . . . . . .   17,344        18,734       19,646        35,825       24,728
  Long-term debt  . . . . . . . . . . . .   82,354        86,532       81,373       103,412      132,521
  Redeemable preferred stock  . . . . . .   10,555        11,167       11,737        12,337         --
  Stockholders' deficit . . . . . . . . .   (5,153)       (6,232)      (6,301)       (6,975)        --
  Partner's capital - General Partner . . . . . .                                                    307
  Partner's capital - Limited Partner . . . . . .                                                 30,294

                                                  Year Ended August 31,

                                           1992(e)       1993(e)      1994(e)       1995(e)      1996(f)
Operating Data
  EBITDA(c) . . . . . . . . . . . . . .   $ 14,794      $ 16,957     $ 18,616      $ 21,672     $ 24,365
  Capital expenditures(d):
    Maintenance and growth  . . . . . . . .  3,625         3,802        6,194         8,634        7,244
    Acquisition . . . . . . . . . . . . . .  3,648         8,149         --          27,879       16,665
  Retail propane gallons sold . . . . . .   63,177        73,422       79,669        98,318      118,200

______________________

(a) Gross profit is computed by reducing total revenues by the direct cost of the products sold.

(b) Net loss per Unit is computed by dividing the limited partners' interest in net loss by the limited partners' weighted average number of Units outstanding.

(c) EBITDA is defined as operating income plus depreciation and amortization (including the EBITDA of investees). EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

(d) The Partnership's capital expenditures fall generally into three categories: (i) maintenance capital expenditures, which include expenditures for repairs that extend the life of the assets and replacement of property, plant and equipment, (ii) growth capital expenditures, which include expenditures for purchase of new propane tanks and other equipment to facilitate expansion of the Partnership's retail customer base, and (iii) acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and the portion of the purchase price allocated to intangibles associated with such acquired businesses.

(e)      Information for the Partnership's predecessor, Heritage Holdings, Inc.

(f) Reflects unaudited pro forma information for the Partnership as if the Partnership formation had occurred as of the beginning of the period presented.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of the historical financial condition and results of operations of Heritage and the Partnership should be read in conjunction with the Selected Historical Financial and Operating Data and notes thereto, and the historical financial statements and notes thereto included elsewhere herein.

GENERAL

         Since its formation in 1989, Heritage has grown primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth. Through August 31, 1996, Heritage and the Partnership completed 33 acquisitions for an aggregate purchase price of approximately $164 million. The Partnership is engaged in the sale, distribution and marketing of propane and other related products. The Partnership's revenue is derived primarily from the retail propane marketing business. The General Partner believes the Partnership is the sixth largest retail marketer of propane in the United States, based on retail gallons sold, serving more than 180,000 residential, industrial/commercial and agricultural customers in 17 states through 122 retail outlets. Annual retail propane sales volumes were 118.2 million. 98.3 million and 79.7 million gallons for the fiscal years ended August 31, 1996, 1995 and 1994, respectively.

         The retail propane business of the Partnership consists principally of transporting propane purchased in the contract and spot markets, primarily from major oil companies, to its retail distribution outlets and then to tanks located on the customers' premises, as well as to portable propane cylinders. In the residential and commercial markets, propane is primarily used for space heating, water heating and cooking. In the agricultural market, propane is primarily used for crop drying, tobacco curing, poultry brooding and weed control. In addition, propane is used for certain industrial applications, including use as an engine fuel which is burned in internal combustion engines that power vehicles and forklifts and as a heating or energy source in manufacturing and mining processes.

         The retail propane distribution business is largely seasonal due to propane's use as a heating source in residential and commercial buildings. Historically, approximately two-thirds of the Partnership's retail propane volume and in excess of 80% of the Partnership's EBITDA is attributable to sales during the six-month peak heating season of October through March. Consequently, sales and operating profits are concentrated in the Partnership's first and second fiscal quarters. Cash flows from operations, however, are greatest during the second and third fiscal quarters when customers pay for propane purchased during the six-month peak heating season.

         Because a substantial portion of the Partnership's propane is used in the heating-sensitive residential and commercial markets, the temperatures realized in the Partnership's areas of operations, particularly during the six-month peak heating season, have a significant effect on the financial performance of the Partnership. In any given area, sustained warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than- normal temperatures will tend to result in greater propane use. Information on normal temperatures is therefore used by the Partnership in understanding how historical results of operations are affected by temperatures that are colder or warmer than normal and in preparing forecasts of future operations, which are based on the assumption that normal weather will prevail in each of the Partnership's regions.

         Most of the propane purchased by the Partnership is purchased pursuant to one-year agreements subject to annual renewal, with the remainder purchased on the spot market. The Partnership generally does not enter into any fixed price take-or-pay contracts.

         The retail propane business is a "margin-based" business in which gross profits depend on the excess of sales prices over propane supply costs. The market price of propane is often subject to volatile changes as a result of supply or other market conditions over which the Partnership will have no control. In general, product supply contracts permit suppliers to charge posted prices (plus transportation costs) at the time of delivery or the current prices established at major delivery points. Since rapid increases in the wholesale cost of propane may not be immediately passed on to retail customers, such increases could reduce the Partnership's gross profits. The Partnership generally attempts to minimize inventory risk by purchasing propane on a short-term basis. However, the Partnership has on occasion purchased, and may in the future purchase, significant volumes of propane during periods of low demand, which generally occur during the summer months, at the then current market price, for storage both at its service centers and in major storage facilities for future resale. Except for such occasional opportunistic buying, the Partnership has not engaged in any significant hedging activities with respect to its propane supply requirements, although it may do so in the future.

         Gross profit margins vary according to customer mix. For example, sales to residential customers generate higher margins than sales to certain other customer groups, such as agricultural customers. Wholesale margins are substantially lower than retail margins. In addition, gross profit margins vary by geological region. Accordingly, a change in customer or geographic mix can affect gross profit without necessarily affecting total revenues.

ANALYSIS OF HISTORICAL RESULTS OF OPERATIONS

         The following discussion reflects for the periods indicated the results of operations and operating data for the Partnership. Most of the increases in the line items discussed below result from the acquisitions made by the Partnership during the periods discussed. In fiscal 1995 and 1996, the Partnership consummated seven and eight acquisitions for total purchase prices of $39.6 million and $22.0 million, respectively. These acquisitions affect the comparability of prior period financial matters. Amounts discussed below reflect 100% of the results of operations of M-P Oils Partnership, a general partnership in which the Partnership owns a 60% interest. Because M-P Oils Partnership is primarily engaged in lower-margin wholesale propane distribution, its contribution to the Partnership's net income and EBITDA is not significant.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

         The following table provides gallons and certain financial information for Heritage Propane Partners, L.P.

                        HERITAGE PROPANE PARTNERS, L.P.
                  (IN THOUSANDS, EXCEPT AVERAGE SELLING PRICE)

                             Pro Forma
                          September 1, 1995                    September 1, 1994
                            to August 31,                         to August 31,
                               1996  (a)                              1995
                          -----------------                   ------------------
Gallons sold:
    Retail                      118,200                                  98,300
    Wholesale                   120,500                                  93,400
                                -------                                 -------
                                238,700                                 191,700
                               ========                                 =======

Revenues:
    Retail                     $102,588                                 $ 86,142
    Wholesale                    45,557                                   31,114
    Other                        14,955                                   14,252
                               --------                                 --------
                               $163,100                                 $131,508
                               ========                                 ========

Average selling price
 per gallon:
    Retail                     $    .87                                 $    .88
    Wholesale                  $    .38                                 $    .33

Gross profit(b)                $ 61,948                                 $ 55,841
EBITDA(c)                      $ 24,365                                 $ 21,672
Operating income               $ 14,042                                 $ 12,675

___________________________

(a) Reflects unaudited pro forma information for the Partnership as if the Partnership formation had occurred as of the beginning of the period presented.

(b)      Revenues less related cost of sales.

(c) EBITDA (earnings before interest, taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations).

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

    Volume. During fiscal 1996, the Partnership sold 118.2 million retail gallons, an increase of 19.9 million retail gallons or 20.2% from the 98.3 million gallons sold in fiscal 1995. Approximately half of this increase resulted from eight acquisitions completed after August 31, 1995, plus a full 12 months of the acquisitions completed in fiscal 1995, with internal growth and colder weather responsible for the remaining increase.

    The Partnership also sold 120.5 million wholesale gallons in fiscal 1996, a 29.0% increase from the 93.4 million wholesale gallons sold in fiscal 1995.
The increase in wholesale volumes was attributable to increased sales by M-P Oils Partnership in Canada.

    Revenues. Total revenues increased $31.6 million or 24.0% to $163.1 million for fiscal 1996, as compared to $131.5 million for fiscal 1995. Approximately

$14.5 million of the increase was attributable to low-margin wholesale revenues that may or may not recur in future periods with the balance attributable to volumes associated with acquisitions, colder weather and internal growth. Domestic revenues increased $16.6 million or 15.0% to $127.4 million for fiscal 1996, as compared to $110.8 million for fiscal 1995. Foreign revenues increased $15.0 million or 72.5% to $35.7 million for fiscal 1996, as compared to $20.7 million for fiscal 1995.

    Cost of Sales. Total cost of sales increased $25.5 million or 33.7% to $101.2 million for fiscal 1996, as compared to $75.7 million for fiscal 1995. Approximately $10.8 million of the increase in cost of sales was attributable to wholesale activity. The actual cost of propane on a per gallon basis increased approximately $0.05 per gallon domestically in fiscal 1996, accounting for $5.4 million of the total increase. The remaining increase in cost of sales was attributable to higher retail volumes resulting from acquisitions, internal growth and colder weather. Domestic cost of sales increased $10.8 million or 19.4% to $66.6 million for fiscal 1996, as compared to $55.8 million for fiscal 1995. Foreign cost of sales increased $14.7 million or 73.9% to $34.6 million for fiscal 1996, as compared to $19.9 million for fiscal 1995.

    Gross Profit. Gross profit increased $6.1 million or 10.9% to $61.9 million for fiscal 1996, as compared to $55.8 million for fiscal 1995. This increase was attributable to acquisition-related volumes, internal growth and colder weather partially offset by a decrease in gross profit per retail gallon resulting from competitive pressures.

    Operating Expenses. Operating expenses increased $3.6 million or 11.5% to $35.0 million in fiscal 1996, as compared to $31.4 million in fiscal 1995. About two-thirds of this increase was attributable to higher volumes resulting from acquisitions, with the balance due to higher volumes generated by internal growth and colder weather partially offset by lower operating costs attributable to operations in place at the beginning of the fiscal year.

    Selling, General and Administrative. SG&A expenses increased $1.0 million or $34.5% from $2.9 million in fiscal 1995 to $3.9 million in fiscal 1996. This increase was largely attributable to expenses associated with acquisitions.

    Depreciation and Amortization. Depreciation and amortization increased approximately $0.2 million or 2.0% to $9.1 million for fiscal 1996 as compared to $8.9 million for fiscal 1995. This increase was attributable to additional depreciation and amortization associated with acquisitions offset by a reduction in amortization associated with the expiration of certain non-compete agreements.
    Operating Income. Operating income increased $1.1 million or 8.7% to $13.8 million in fiscal 1996 from $12.7 million in fiscal 1995. This increase was primarily due to acquisition-related volumes, partially offset by lower margins. Domestic operating income increased $1.1 million or 9.0% to $13.5 million for fiscal 1996, as compared to $12.4 million for fiscal 1995. Foreign operating income increased $0.2 million.

    Net Income. The Partnership posted a net loss of $5.5 million for fiscal 1996, as compared to net loss of $0.2 million in fiscal 1995. This increase in net loss was primarily the result of certain transactions associated with the initial public offering plus an increase in interest expense of $0.8 million in fiscal 1996, partially offset by an increase in operating income of approximately $1.4 million.

    EBITDA. EBITDA increased $2.7 million or 12.4%, to $24.4 million for fiscal 1996, as compared to $21.7 million for fiscal 1995. This increase was primarily due to an increase in volumes attributable to acquisitions, colder weather and internal growth, partially offset by a decline in gross margins.

FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

    Volume. During fiscal 1995, the Partnership sold 98.3 million retail gallons, an increase of 18.6 million retail gallons or 23.4% from the 79.7 million gallons sold in fiscal 1994. Substantially all of this increase resulted from seven acquisitions completed after August 31, 1994, with internal growth also contributing modestly to the increase. Partly offsetting the effects of acquisitions and internal growth was weather that was warmer than in the prior year. The weather in the Partnership's areas of operations during fiscal 1995 was approximately 13% warmer than normal for such areas. This percentage was affected by significantly warmer-than-normal weather in the Partnership's southern Florida region where variations in weather do not have as significant an impact on the Partnership's operations as variations in other regions. The weather in the Partnership's areas of operations during fiscal 1994 was approximately 6% warmer than normal.

    The Partnership also sold 93.4 million wholesale gallons in fiscal 1995, a 29.9% increase from the 71.9 million wholesale gallons sold in fiscal 1994. The increase in wholesale volumes was attributable to increased sales in the United States, increased sales by M-P Oils Partnership in Canada, and a short-term agreement for sales in Mexico.

    Revenues. Total revenues increased $27.5 million or 26.5% to $131.5 million for fiscal 1995, as compared to $104.0 million for fiscal 1994. Approximately $11.9 million of the increase was attributable to low-margin wholesale revenues that may or may not recur in future periods with the balance attributable to volumes associated with acquisitions and internal growth, partially offset by reduced revenues in the Partnership's continuing operations due to warmer weather. Domestic revenues increased $21.9 million or 24.6% to $110.8 million for fiscal 1995, as compared to $88.9 million for fiscal 1994. Foreign revenues increased $5.6 million or 37.1% to $20.7 million for fiscal 1995, as compared to $15.1 million for fiscal 1994.

    Cost of Sales. Total cost of sales increased $20.3 million or 36.7% to $75.7 million for fiscal 1995, as compared to $55.4 million for fiscal 1994. Approximately $11.4 million of the increase in cost of sales was attributable to higher wholesale volumes. The actual cost of propane on a per gallon basis, excluding acquisitions, increased approximately $0.03 per gallon in fiscal 1995, accounting for $4.6 million of the total increase. The remaining increase in cost of sales was attributable to higher retail volumes resulting from acquisitions as well as higher wholesale volumes. Domestic cost of sales increased $14.8 million or 36.1% to $55.8 million for fiscal 1995, as compared to $41.0 million for fiscal 1994. Foreign cost of sales increased $5.5 million or 38.2% to $19.9 million for fiscal 1995, as compared to $14.4 million for fiscal 1994.

    Gross Profit. Gross profit increased $7.2 million or 14.9% to $55.8 million for fiscal 1995, as compared to $48.6 million for fiscal 1994. This increase was attributable to acquisition-related volumes partially offset by a decrease in gross profit per retail gallon resulting from lower propane sales prices caused by competitive pressures and warmer weather conditions.

    Operating Expenses. Operating expenses increased $3.9 million or 14.4% to $31.4 million in fiscal 1995, as compared to $27.4 million in fiscal 1994. This increase was attributable to higher volumes resulting from acquisitions, partially offset by lower operating costs attributable to operations in place at the beginning of the fiscal year.

    Selling, General and Administrative. SG&A expenses increased $0.3 million or $13.3% from $2.6 million in fiscal 1994 to $2.9 million in fiscal 1995. This increase was largely attributable to expenses associated with acquisitions.

    Depreciation and Amortization. Depreciation and amortization increased approximately $0.2 million or 2.1% to $8.9 million for fiscal 1995 as compared to $8.7 million for fiscal 1994. This increase was attributable to additional depreciation associated with acquisitions, largely offset by a reduction in amortization associated with the expiration of certain non-compete agreements that generated significant expense in fiscal 1994.

    Operating Income. Operating income increased $2.8 million or 28.0% to $12.7 million in fiscal 1995 from $9.9 million in fiscal 1994. This increase was primarily due to acquisition-related volumes, partially offset by lower margins. Domestic operating income increased $2.8 million or 29.2% to $12.4 million for fiscal 1995, as compared to $9.6 million for fiscal 1994. Foreign operating income was unchanged at $0.3 million.

    Net Income. The Partnership posted a net loss of $0.2 million for fiscal 1995, as compared to net income of $0.3 million in fiscal 1994. This decline in net income was the result of a $3.4 million or 39.3% increase in interest expense from $8.8 million in fiscal 1994 to $12.2 million in fiscal 1995, partially offset by an increase in operating income of approximately $2.8 million. Approximately $2.5 million of the increase in interest expense was attributable to additional borrowings for acquisitions with the balance attributable to higher interest rates.

    EBITDA. EBITDA increased $3.1 million or 16.4%, to $21.7 million to fiscal 1995, as compared to $18.6 million for fiscal 1994. This increase was primarily due to an increase in volumes attributable to acquisitions and internal growth, partially offset by a decline in gross margins.

LIQUIDITY AND CAPITAL RESOURCES

    The statements contained herein are based on current expectations. These statements are forward looking and actual results may differ materially.

    The ability of the Partnership to satisfy its obligations will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. Future capital needs of the Partnership are expected to be provided by various sources as follows:

    a) increases in working capital will be financed on the working capital line of credit and repaid from subsequent seasonal reductions in inventory and accounts receivable

    b) payment of interest costs, and other debt services, will be provided by annual cash flow from operations

    c) required maintenance capital, predominantly vehicle replacement, will also be provided by the annual cash flow from operation

    d) growth capital mainly for customer tanks, expended will be financed by the revolving acquisition bank line of credit

    e) acquisition capital expenditures will be financed with additional indebtedness on the revolving acquisition bank line of credit, issues of additional Common Units or a combination thereof.

    For the fiscal year ending August 31, 1997 the General Partner believes that the Partnership will have sufficient funds to meet its obligations and enable it to distribute the Minimum Quarterly Distribution($0.50 per Unit) on all Common Units and Subordinated Units.

    Operating Activities. Cash provided by operating activities increased during fiscal 1996 to $12.3 million from $7.6 million in the prior year. The cash flows from operations in fiscal 1996 consisted primarily of a net loss and noncash charges of $9.3 million, principally depreciation and amortization, plus an extraordinary loss on the early extinguishment of debt in the amount of $4.4 million.

    Investing Activities. Cash used in investing activities during fiscal 1996 included capital expenditures for eight acquisitions amounting to $16.7 million. An additional $7.2 million was spent for maintenance needed to sustain operations at current levels, new customer tanks to support growth of operations, and other miscellaneous items.

FINANCING ACTIVITIES

    The Partnership raised approximately $79.8 million through the issuance of Common Units in an initial public offering ("IPO") which included a partial exercise of the underwriter's overallotment option. In addition, $120.0 million principal amount of 8.55% Senior Secured Notes (the "Notes") were issued to certain institutional investors. These funds were used to repay certain indebtedness incurred prior to the IPO, additional costs related to the repayment, and to repurchase common and preferred equity from shareholders of the predecessor entity.

DESCRIPTION OF INDEBTEDNESS

    The Operating Partnership assumed $120.0 million principal amount of 8.55% Senior Secured Notes (the "Notes") at the formation of the Partnership in a private placement with institutional investors. Interest is payable semi-annually in arrears on each December 28 and June 28. The Notes have a final maturity of 15 years, with ten equal mandatory repayments of principal beginning on June 28, 2002.

    The Operating Partnership also established a Bank Credit Facility consisting of a $25.0 million Acquisition Revolving Credit and a $15.0 million Working Capital Revolver. The Operating Partnership has the right to increase the Acquisition Revolving Credit to $35.0 million under the same terms and conditions as currently exist. Interest accrues at a rate based upon either LIBOR plus a margin or a base rate plus a margin, payable upon maturity of each loan. The Working Capital Revolver matures in June of 1999 and the Acquisition Revolving Credit revolves for two and one-half years, after which time any outstanding loans will amortize quarterly over an additional period of two and one-half years.

    The Notes and Bank Credit Facility rank parri passu with each other an are secured by a first priority security interest in certain personal property of the Operating Partnership including inventory, accounts receivable, storage tanks and pledge of the capital stock of a subsidiary.

    The Note Purchase Agreement and Bank Credit Agreement contain customary restrictive covenants applicable to the Operating Partnership including limitations on the incurrence of additional indebtedness, creation of liens and sale of assets. In addition, the Operating Partnership must maintain certain ratios of Consolidated Funded Indebtedness to Consolidated EBITDA and Consolidated EBITDA to Consolidated Interest Expense. These Agreements also provide that the Operating Partnership will not, directly or indirectly, declare, make or incur any liability to make any Restricted Payments (including distributions to the Partnership), except that the Operating Partnership may declare, make or incur a liability to make a Restricted Payment during each fiscal quarter, if: (a) the amount of such Restricted Payment, together with all other Restricted Payments during such quarter, do not exceed Available Cash with respect to the immediately preceding quarter; and (b) no default or event of default exists before such Restricted Payment and after giving effect thereto. The Agreements provide that in the quarter preceding a quarter in which an interest payment is to be made on the Notes, Available Cash is required to reflect a reserve equal to 50% of the interest to be paid on the Notes. In addition, in the third, second and first quarters preceding a quarter in which a scheduled principal payment is to be made on the Notes, Available Cash is required to reflect a reserve equal to 25%, 50% and 75%, respectively, of the principal amount to be repaid on such payment date.

    The Operating Partnership is in compliance with all requirements, tests, limitations and covenants related to the Notes and Bank Credit Facility.

    The above description is qualified in its entirety by reference to the Note Purchase Agreement and the Bank Credit Facility, both of which have been filed as exhibits to this Report. Capitalized terms used but not defined herein have the meanings ascribed to them in such Agreements.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The financial statements set forth on pages F-1 to F-16 of this Report are incorporated herein by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

PARTNERSHIP MANAGEMENT

    The General Partner manages and operates the activities of the Partnership. Unitholders do not directly or indirectly participate in the management or operation of the Partnership.

    In October of 1996, the Board of Directors of the General Partner appointed
J. T. Atkins to serve on the Independent Committee with the authority to review specific matters as to which the Board of Directors believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the General Partner is fair and reasonable to the Partnership. Any matters approved by the Independent Committee will be conclusively deemed to be fair and reasonable to the Partnership, approved by all partners of the Partnership and not a breach by the General Partner or its Board of Directors of any duties they may owe the Partnership or the Unitholders. In addition, the General Partner's Board of Directors serves as the Audit Committee to review external financial reporting of the Partnership, to engage the Partnership's independent accountants and review the Partnership's procedures for internal auditing and the adequacy of the Partnership's internal accounting controls.

    The Partnership does not directly employ any of the persons responsible for managing or operating the Partnership. At August 31, 1996, 806 full time individuals were employed by the General Partner.

DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

    The following table sets forth certain information with respect to the executive officers and members of the Board of Directors of the General Partner. Executive officers and directors are elected for one-year terms.

          Name                 Position with General Partner
          ----                 -----------------------------
     James E. Bertelsmeyer     Chairman of the Board and Chief Executive Officer
                               and a Director of the General Partner

     R. C. Mills               Executive Vice President and Chief Operating
                               Officer

     G. A. Darr                Vice President - Corporate Development

     H. Michael Krimbill       Vice President and Chief Financial Officer,
                               Treasurer and Secretary

     J. T. Atkins              Director of the General Partner

     Bill W. Byrne             Director of the General Partner

     John D. Capps             Director of the General Partner

     J. Charles Sawyer         Director of the General Partner

     James E. Bertelsmeyer. Mr. Bertelsmeyer, age 54, has 21 years of experience in the propane industry, including six years as President of Buckeye Gas Products Company, at the time the nation's largest retail propane marketer. Mr. Bertelsmeyer has served as Chief Executive Officer of Heritage since its formation. Mr. Bertelsmeyer began his career with Conoco Inc. where he spent ten years in positions of increasing responsibility in the pipeline and gas products departments. Mr. Bertelsmeyer has been a Director of the National Propane Gas Association for the past 21 years.

     R. C Mills. Mr. Mills, age 59, has 38 years of experience in the propane industry. Mr. Mills joined Heritage in 1991 as Executive Vice President and Chief Operating Officer. Before coming to Heritage, Mr. Mills spent 25 years with Texgas Corporation and its successor, Suburban Propane, Inc. At the time he left Suburban in 1991, Mr. Mills was Vice President of Supply and Wholesale.

     G. A. Darr. Mr. Darr, age 63, has over 40 years of experience in the propane industry. Mr. Darr came to Heritage in June 1989, as Director of Corporate Development and was promoted to Vice President, Corporate Development in 1990. Prior to joining Heritage, Mr. Darr served for 10 years as Director of Corporate Development with CalGas Corporation and its successor, AmeriGas Propane, Inc. Mr. Darr began his career in the propane division of Phillips Petroleum Company. Mr. Darr is a Director of the National Propane Gas Association.

     H. Michael Krimbill. Before joining Heritage in 1990 as Vice President and Chief Financial Officer, Mr. Krimbill, age 43, was Treasurer of Total Petroleum, Inc. ("Total"). Total is a publicly traded, fully-integrated oil company located in Denver, Colorado.

     J. T. Atkins. Mr. Atkins, age 39, is a managing director of Oppenheimer & Co., Inc., investment bankers. Prior to his joining Oppenheimer in July of 1995, he held a similar position with the investment banking firm of Houlihan, Lokey, Howard & Zukin, Inc. Mr. Atkins was elected a director October 1, 1996.

     Bill W. Byrne. Mr. Byrne, age 66, served as Vice President of Warren Petroleum Company, the gas liquids division of Chevron Corporation, from

1982-1992. Since that time Mr. Byrne has served as the principal of Byrne & Associates, L.L.C., a gas liquids consulting group based in Tulsa, Oklahoma. Mr. Byrne has been a Director of Heritage since 1992. Mr. Byrne is a past president and Director of the National Propane Gas Association.

     John D. Capps. Mr. Capps, age 73, served as Executive Vice President of the National Propane Gas Association for 16 years before retiring in 1989. Mr. Capps then served as Chief Executive Officer of J.D. Capps, Inc., a propane industry executive search firm. Mr. Capps has served as a Director of Heritage since 1989.

     J. Charles Sawyer. Mr. Sawyer, age 60, has served as President and Chief Executive Officer of Computer Energy, Inc., a provider of software of the propane industry, since 1981. Mr. Sawyer was formerly the Chief Executive Officer of Sawyer Gas Co., a regional propane distributor that was purchased by Heritage in 1991. Mr. Sawyer has served as a director of Heritage since 1991. Mr. Sawyer is a past president and Director of the National Propane Gas Association.

COMPENSATION OF THE GENERAL PARTNER

     The General Partner does not receive any management fee or other compensation in connection with its management of the Partnership. The General Partner and its affiliates performing services for the Partnership are reimbursed at cost for all expenses incurred on behalf of the Partnership, including the costs of compensation allocable to the Partnership, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership.

     The General Partner has a 2% general partner interest in the combined operations of the Partnership and the Operating Partnership.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES AND EXCHANGE ACT

     Section 16(a) of the Securities and Exchange Act of 1934 requires the General Partner's officers and directors, and persons who own more than 10% of a registered class of the Partnership's equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission ("SEC"). Officers directors and greater than 10 percent unitholders are required by SEC regulation to furnish the General Partner with copies of all Section 16(a) forms.

     Based solely on its review of the copies of such forms received by the General Partner, or written representations from certain reporting persons that no Form 5's were required for those persons, the General Partner believes that during fiscal year ending August 31, 1996, all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were met in a timely manner with the exception of the following late filing of Form 4's: Messrs. Bertelsmeyer and Krimbill - one each with NYSE; Messrs. Byrne and Sawyer - one each.

ITEM 11.   EXECUTIVE COMPENSATION.

     The following table sets forth the annual salary, bonus and all other compensation awards and payouts earned by the General Partner's Chief Executive Officer and the other executive officers for services rendered to the General Partner and its subsidiaries during the fiscal years ended August 31, 1996 1995 and 1994.

                           SUMMARY COMPENSATION TABLE

                                                                               LONG TERM
                                                                             COMPENSATION
                                       ANNUAL COMPENSATION                      AWARDS
                                  ------------------------------             ------------
                                                                     SECURITIES
                                                                     UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR       SALARY       BONUS     OPTIONS/SARS      COMPENSATION(1)
---------------------------      ----      --------     -------    ------------      ------------


James E. Bertelsmeyer            1996       $241,756    $100,000             --           $1,440
  Chairman of the Board and      1995        230,800     100,000             --            1,440
  Chief Executive Officer        1994        218,500     100,000             --              994

R. C. Mills                      1996       $165,400    $ 50,000         10,000           $2,250
  Executive Vice President       1995        158,000      50,000             --           $2,250
  & Chief Operating Officer      1994        150,300      47,000             --              925


G. A. Darr                       1996       $104,756    $ 30,000          6,000           $  913
  Vice President - Corporate     1995         99,800      30,000          6,000              688
  Development                    1994         95,100      27,000             --              656


H. Michael Krimbill              1996       $135,000    $ 40,000         10,000           $  510
  Vice President, Chief          1995        129,000      40,000             --              510
  Financial Officer,             1994        122,000      34,000             --              152
  Treasurer and Secretary

_____________________

(1) Consists of life insurance premiums.

STOCK OPTION PLANS

     Certain key employees of the General Partner and its subsidiaries participated in the 1995 Stock Option Plan (the "1995 Plan") and the 1989 Stock Option Plan (the "1989 Plan"). Options to purchase the General Partner's Common Stock were granted under the plans by action of the General Partner's Board of Directors. The terms of individual option grants, including whether such options constitute incentive stock options under Section 422A of the Code, are determined by the Board subject to certain limitations. No option to purchase shares may be exercisable more than 10 years following the date of the initial grant. Under the 1995 Plan, the maximum aggregate number of options to purchase shares which may be granted to any key employee during any calendar year is 20,000 options and no more than 75,000 options to purchase shares may be outstanding under such plan at any given time. The 1995 Plan also allows for a disinterested committee of the General Partner's Board of Directors to grant outright up to 3,000 shares of the General Partner's Common Stock to any non-employee director. The 1989 Plan provided that no more than 180,000 options to purchase shares may be outstanding at any given time.

     The following table sets forth certain information with respect to stock option grants to the named executive officers during fiscal 1996.

                                   OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                                                        POTENTIAL REALIZABLE VALUE
                                                                                        AT ASSUMED ANNUAL RATES OF
                                                                                         STOCK PRICE APPRECIATION
                                             INDIVIDUAL GRANTS                                  FOR OPTION TERM
                          --------------------------------------------------------      -----------------------------


                            NUMBER OF
                           SECURITIES        % OF TOTAL
                           UNDERLYING       OPTIONS/SARS     EXERCISE
                            OPTIONS/        GRANTED TO       OR BASE
                          SARS GRANTED     EMPLOYEES IN       PRICE      EXPIRATION
                             (#)(1)         FISCAL YEAR       ($/SH)        DATE        5% ($)         10% ($)
                          -------------   ---------------   ---------    ----------    ----------      -------


James E. Bertelsmeyer ...       None            --             --           --          --              --

R. C. Mills .............      10,000           38%           $38.00      1/15/06        0             $73,900

G. A. Darr ..............       6,000           24%           $38.00      1/15/06        0             $44,340

H. Michael Krimbill .....      10,000           38%           $38.00      1/15/06        0             $73,900

     The following table sets forth certain information with respect to the aggregate number and value of options exercisable and unexercisable by such officers at fiscal year end 1996.

     OPTION EXERCISES IN FISCAL YEAR 1996 AND FISCAL 1996 YEAR-END OPTION VALUES

                                                                NUMBER OF SECURITIES
                                                                     UNDERLYING                     VALUE OF UNEXERCISED
                                                               UNEXERCISED OPTIONS AT               IN-THE-MONEY OPTIONS
                              SHARES(A)                        FISCAL 1996 YEAR-END                 FISCAL 1996 YEAR-END
                              ACQUIRED       VALUE            ------------------------          ---------------------------
      NAME                   ON EXERCISE    REALIZED      EXERCISABLE         UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
      ----                   -----------    --------      -----------         -------------    -----------     -------------
James E. Bertelsmeyer .......     12,302    $215,164               --              --            --                 --
R. C. Mills..................          0           0           30,000              __             0                 --
G. A. Darr ..................        804    $ 13,990           12,000              --             0                 --
H. Michael Krimbill..........      1,584    $ 21,562           26,000              --             0                 --

______________________

(a) Represents shares acquired by warrant exercise for Common Stock of the General Partner upon the Partnership's sale of Common Units to the public.

EMPLOYMENT AGREEMENTS

    The General Partner has entered into employment agreements (the "Employment Agreements") with Messrs. Bertelsmeyer, Mills, Darr and Krimbill (each, an "Executive"). The summary of such Employment Agreements contained herein does not purport to be complete and is qualified in its entirety by reference to the Employment Agreements, which have been filed as exhibits to this Report.

    The Employment Agreements have an initial term of five years for Mr. Bertelsmeyer and three years for each of Messrs. Mills, Darr and Krimbill, but will be automatically extended for successive one year periods, respectively, unless earlier terminated by the affirmative vote of at least a majority of the entire membership of the Board of Heritage upon a finding that a sufficient reason exists for such termination or by the Executive for any reason or otherwise terminated in accordance with the Employment Agreements. The Employment Agreements do provide for an annual base salary of $341,000, $215,000, $134,000, and $175,000 for each of Messrs. Bertelsmeyer, Mills, Darr and Krimbill, respectively. The Employment Agreements do not provide for an annual bonus for the Executives, but certain of the agreements do provide for other benefits, including a car allowance and the payment of life insurance premiums. The Employment Agreements also provide for the Executives and, where applicable, the Executive's dependents, to have the right to participate in benefit plans made available to other executives of Heritage including the Restricted Unit Plan described below.

    The Employment Agreements provide that in the event an Executive (i) is involuntarily terminated (other than for "misconduct" or "disability") or (ii) voluntarily terminates employment for "good reason" (as defined in the agreements), such Executive will be entitled to continue receiving his base salary and to participate in all group health insurance plans and programs that may be offered to executives of the General Partner for the remainder of the term of the Employment Agreement or, if earlier, the Executive's death. Each Employment Agreement also provides that if any payment received by an Executive is subject to the 20% federal excise tax under Section 4999(a) of the Code of the Internal Revenue Service, the payment will be grossed up to permit the Executive to retain a net amount on an after-tax basis equal to what he would have received had the excise tax and all other federal and state taxes on such additional amount not been payable. In addition, each Employment Agreement contains non-competition and confidentiality provisions.

RESTRICTED UNIT PLAN

    The General Partner has adopted a restricted unit plan (the "Restricted Unit Plan") for its non-employee directors and key employees of the General Partner and its affiliates. The Plan covers rights to acquire 146,000 Common Units. The right to acquire the Common Units under the Restricted Unit Plan, including any forfeiture or lapse of rights are available for grant to key employees on such terms and conditions (including vesting conditions) as the Compensation Committee of the General Partner shall determine. Each non-employee director shall automatically receive a grant with respect to 500 Common Units on each September 1 that such person continues as a non-employee director. Newly elected non-employee directors are also entitled to receive a grant with respect to 2,000 Common Units upon election or appointment to the Board. Generally, the rights to acquire the Common Units will vest upon the later to occur of (i) the three-year anniversary of the grant date, or (ii) the conversion of the Subordinated Units to Common Units. In the event of a "change of control" (as defined in the Restricted Unit Plan), all rights to acquire Common Units pursuant to the Restricted Unit Plan will immediately vest.

    Common Units to be delivered upon the "vesting" of rights may be Common Units acquired by the General Partner in the open market, Common Units already owned by the General Partner, Common Units acquired by the General Partner directly from the Partnership, or any other person, or any combination of the foregoing. Although the Restricted Unit Plan permits the grant of distribution equivalent rights to key employees, it is anticipated that until such Common Units have been delivered to a participant, such participant shall not be entitled to any distributions or allocations of income or loss and shall not have any voting or other rights in respect of such Common Units.

    The Board of Heritage in its discretion may terminate the Restricted Unit Plan at any time with respect to any Common Units for which a grant has not theretofore been made. The Board will also have the right to alter or amend the Restricted Unit Plan or any part thereof from time to time; provided, however, that no change in any Restricted Unit may be made that would impair the rights of the participant without the consent of such participant; and provided further, that, during the Subordination Period, without the approval of a majority of the Unitholders no amendment or alteration will be made that would (i) increase the total number of Units available for awards under the Restricted Unit Plan; (ii) change the class of individuals eligible to receive Restricted Unit awards; (iii) extend the maximum period during which Restricted Units may be granted under the

Restricted Unit Plan; or (iv) materially increase the cost of the Restricted Unit Plan to the Partnership.

    The issuance of the Common Units pursuant to the Restricted Unit Plan is intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation in respect of the Common Units. Therefore, no consideration will be payable by the plan participants upon vesting and issuance of the Common Units.

COMPENSATION OF DIRECTORS

    Heritage currently pays no additional remuneration to its employees for serving as directors. Under the Restricted Unit Plan, non-employee directors will be awarded 500 of these Restricted Units annually, and newly elected directors receive an initial award of 2,000 Restricted Units. The General Partner will pay each of its non-employee directors $10,000 annually, plus $1,000 per Board meeting attended and $500 per committee meeting attended. All expenses associated with compensation of directors will be reimbursed to Heritage by the Partnership.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Compensation of the executive officers of Heritage is determined by its board of directors. Mr. Bertelsmeyer, Heritage's Chairman of the Board and Chief Executive Officer, participated in deliberations of Heritage's board of directors concerning executive officer compensation, but did not participate in deliberations concerning his own compensation.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information as of November 19, 1996, regarding the beneficial ownership by certain beneficial owners, all directors and named executive officers of the General Partner and the Partnership, each of the named executive officers and all directors and executive officers of the General Partner as a group, of (i) the Common and Subordinated Units of the MLP, and (ii) the Common Stock of the General Partner. The General Partner knows of no other person beneficially owning more than 5% of the Common Units.

                                   MLP UNITS

                 Name and Address of                 Beneficially     Percent of
Title of Class   Beneficial Owner                    Owned(1)         Class
--------------   ----------------                    -----            -----
Common Units     James E. Bertelsmeyer (2)            4,300              *
                 R. C. Mills                          1,000              *
                 G. A. Darr                             --               *
                 H. Michael Krimbill (2)              2,600              *
                 Bill W. Byrne                        2,000              *
                 John D. Capps                         --                *
                 J. Charles Sawyer                    2,000              *
                 J. T. Atkins                         1,000              *
                 All directors and executive
                  officers as a group
                  (8 persons)                        12,900              *

Subordinated
Units(3)         Heritage Holdings, Inc.(4)       3,702,943          100.0%

                      HERITAGE HOLDINGS, INC. COMMON STOCK

                 Name and Address of                 Beneficially     Percent of
Title of Class   Beneficial Owner                    Owned(1)         Class
--------------   ----------------                    -----            -----
Common Stock     James E. Bertelsmeyer(2)(4)       1,554,865          41.9
                 R. C. Mills (4)                     370,294          10.0
                 G. A. Darr (4)                      244,394           6.6
                 H. Michael Krimbill(2)(4)           355,482           9.6
                 Bill W. Byrne                        96,276           2.6
                 John D. Capps                       117,753           3.2
                 J. Charles Sawyer                    96,276           2.6
                 J. T. Atkins                            --             --
                 All directors and executive
                  officers as a group
                  (8 persons)                      2,835,340          76.5%

__________________________

*        Less than one percent (1%).

(1) Beneficial ownership for the purposes of the foregoing table is defined by Rule 13d-3 under the Securities Exchange Act of 1934.
         Under that rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof ("Voting Power") or to dispose or direct the disposition thereof ("Investment Power") or has the right to acquire either of those powers within sixty (60) days.

(2) Each of Messrs. Bertelsmeyer and Krimbill shares Voting and Investment Power with his wife.

(3) Messrs. Bertelsmeyer, Byrne, Capps, Sawyer and Atkins, as directors of the General Partner, share Voting and Investment Power of the Subordinated Units.

(4) The address for Heritage Holdings, Inc. and for each of Messrs. Bertelsmeyer, Mills, Darr and Krimbill is 8801 S. Yale, Suite 310, Tulsa, Oklahoma 74137.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                 AND REPORTS ON FORM 8-K.

(A)      1.   FINANCIAL STATEMENTS.

                 See "Index to Financial Statements" set forth on page F-1.

         2.   FINANCIAL STATEMENT SCHEDULES.

                 None

         3.      EXHIBITS.

                 See "Index to Exhibits" set forth on page E-1.


(B)      REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HERITAGE PROPANE PARTNERS, L.P.

                                 By Heritage Holdings, Inc.
                                     (General Partner)

                                 By: /s/James E. Bertelsmeyer
                                    --------------------------------
                                     James E. Bertelsmeyer
                                     Chairman and Chief Executive
                                     Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

         Signature                          Title                            Date
/s/James E. Bertelsmeyer          Chairman of the Board, Chief               11/25/96
--------------------------------  Executive Officer and Director             ------------
James E. Bertelsmeyer             (Principal Executive Officer)



/s/J. T. Atkins                   Director                                   11/25/96
--------------------------------                                            -------------
J. T. Atkins



/s/Bill W. Byrne                  Director                                   11/25/96
--------------------------------                                             ------------
Bill W. Byrne



/s/J. Charles Sawyer              Director                                   11/25/96
--------------------------------                                             ------------
J. Charles Sawyer



/s/H. Michael Krimbill            Vice President and Chief                   11/25/96
--------------------------------  Financial Officer (Principal               ------------
H. Michael Krimbill               Financial and Accounting Officer)


                         INDEX TO FINANCIAL STATEMENTS


                                                                                                                     PAGE
HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

    Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-2
    Consolidated Balance Sheets - August 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-3
    Consolidated Statements of Operations -
       Two Months Ended August 31, 1996 (Successor),
       Ten Months Ended June 30, 1996
       and Years Ended August 31, 1995 and 1994 (Predecessor)   . . . . . . . . . . . . . . . . . . . . . . . . . . . F-4
    Consolidated Statements of Partners' Capital -
       Two Months Ended August 31, 1996 (Successor),
       Ten Months Ended June 30, 1996, and
       Years Ended August 31, 1995 and 1994 (Predecessor)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-5
    Consolidated Statements of Cash Flows -
       Two Months Ended August 31, 1996 (Successor),
       Ten Months Ended June 30, 1996, and
       Years Ended August 31, 1995 and 1994 (Predecessor)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-6
    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
   Heritage Propane Partners, L.P.:


We have audited the accompanying consolidated balance sheets of Heritage Propane Partners, L.P. (formerly Heritage Holdings, Inc.) and subsidiaries as of August 31, 1996 (Successor) and 1995 (Predecessor), and the related consolidated statements of operations, partners' capital, and cash flows for the two months ended August 31, 1996 (Successor), for the ten months ended June 30, 1996, and for the years ended August 31, 1995 and 1994 (Predecessor).
These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Propane Partners, L.P. and subsidiaries at August 31, 1996 (Successor) and 1995 (Predecessor), and the results of their operations and their cash flows for the two months ended August 31, 1996 (Successor), for the ten months ended June 30, 1996, and for the years ended August 31, 1995 and 1994 (Predecessor), in conformity with generally accepted accounting principles.






                                                       ARTHUR ANDERSEN LLP




Tulsa, Oklahoma
October 21, 1996

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                   (in thousands, except share and unit data)


                                       ASSETS                                  August 31,    August 31,
                                       ------                                     1996          1995
                                                                               ---------     ---------
                                                                                           (Predecessor)
CURRENT ASSETS:
    Cash                                                                       $   1,170     $   1,237
    Accounts receivable, net of allowance for doubtful accounts of $315 in
         1996 and 1995                                                            10,859         8,085
    Inventories                                                                   11,115        10,131
    Prepaid expenses                                                                 870           835
    Deferred income taxes                                                           --           1,005
                                                                               ---------     ---------
        Total current assets                                                      24,014        21,293

PROPERTY, PLANT AND EQUIPMENT, net                                               110,342       100,104

INVESTMENT IN AFFILIATES                                                           4,882           991

INTANGIBLES AND OTHER ASSETS, net                                                 48,612        41,035
                                                                               ---------     ---------
        Total assets                                                           $ 187,850     $ 163,423
                                                                               =========     =========

                         LIABILITIES AND PARTNERS' CAPITAL



CURRENT LIABILITIES:
    Working capital facilities                                                 $   5,600   $   7,000
    Accounts payable                                                              13,155       8,550
    Accrued and other current liabilities                                          5,730       5,470
    Current maturities of long-term debt                                             243      14,805
                                                                               ---------   ---------
        Total current liabilities                                                 24,728      35,825

LONG-TERM DEBT                                                                   132,521     103,412

DEFERRED INCOME TAXES                                                               --        18,824
                                                                               ---------   ---------
        Total liabilities                                                        157,249     158,061
                                                                               ---------   ---------

COMMITMENTS AND CONTINGENCIES

5% CUMULATIVE REDEEMABLE PREFERRED STOCK, $.01 par value, 19,262 shares
    authorized, 9,487 issued                                                        --        12,337
                                                                               ---------   ---------

PARTNERS' CAPITAL:
    Common unit holders (4,285,000 units outstanding)                             16,392        --
    Subordinated unit holders (3,702,943 units outstanding)                       13,902        --
    General partner                                                                  307        --
                                                                               ---------   ---------
        Total partners' capital                                                   30,601        --
                                                                               ---------   ---------

STOCKHOLDERS' DEFICIT:
    Class A common stock, $.01 par value, 2,648,517 authorized, 1,284,105           --            13
         issued
    Class B common stock, $.01 par value, 441,419 authorized, 357,500 issued        --             3
    Additional paid-in capital                                                      --         4,040
    Accumulated deficit                                                             --       (11,031)
                                                                               ---------   ---------
        Total stockholders' deficit                                                 --        (6,975)
                                                                               ---------   ---------
        Total liabilities and partners' capital                                $ 187,850   $ 163,423
                                                                               =========   =========

                     The accompanying notes are an integral
                part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                                    For the Year Ended
                                                                       August 31, 1996
                                                                 --------------------------
                                                                  Two Months    Ten Months       For the        For the
                                                                    Ended          Ended        Year Ended    Year Ended
                                                                  August 31,      June 30,      August 31,     August 31,
                                                                    1996           1996           1995            1994
                                                                 -----------    -----------    -----------    -----------
REVENUES:                                                                       (Predecessor)  (Predecessor)  (Predecessor)
    Retail                                                       $     9,920    $    92,668    $    86,142    $    72,202
    Wholesale                                                          6,467         39,090         31,114         19,183
    Other                                                              2,090         12,865         14,252         12,586
                                                                 -----------    -----------    -----------    -----------
          Total revenues                                              18,477        144,623        131,508        103,971
                                                                 -----------    -----------    -----------    -----------

COSTS AND EXPENSES:
    Cost of products sold                                             12,163         88,989         75,667         55,370
    Depreciation and amortization                                      1,733          7,581          8,896          8,711
    Selling, general and administrative                                  698          3,164          2,903          2,562
    Operating expenses                                                 5,839         29,134         31,367         27,423
                                                                 -----------    -----------    -----------    -----------
          Total costs and expenses                                    20,433        128,868        118,833         94,066
                                                                 -----------    -----------    -----------    -----------

OPERATING INCOME (LOSS)                                               (1,956)        15,755         12,675          9,905

    Gain on disposal of assets                                            57            170            215            169
    Equity in earnings (losses) of affiliates                           (119)           662             37           --
    Other income (expense)                                              (107)           330             33            (17)
    Interest expense                                                  (1,962)       (10,833)       (12,201)        (8,761)
                                                                 -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND
    EXTRAORDINARY LOSS                                                (4,087)         6,084            759          1,296

    Provision for income taxes                                          --            2,735            666            668
    Minority interest                                                     25           (428)          (304)          (313)
                                                                 -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                               (4,062)         2,921           (211)           315

    Extraordinary loss on early extinguishment of debt, net of
         minority interest of $44                                     (4,361)          --             --             --
                                                                 -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                                     (8,423)   $     2,921    $      (211)   $       315
                                                                                ===========    ===========    ===========

GENERAL PARTNER'S INTEREST IN NET LOSS                                   (84)
                                                                 -----------

LIMITED PARTNERS' INTEREST IN NET LOSS                           $    (8,339)
                                                                 ===========

NET LOSS PER LIMITED PARTNER UNIT:
    Loss before extraordinary loss                               $       .51
    Extraordinary loss                                                   .55
                                                                 -----------
                                                                 $      1.06
                                                                 ===========
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING                       7,864,336
                                                                 ===========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES


                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                      (in thousands, except share amounts)


                                           Class A                     Class B
                                         Common Stock               Common Stock
                                           (Voting)                  (Nonvoting)
                                   ------------------------   -----------------------
                                     Number                     Number                  Additional                    Total
                                       of                         of                     Paid-in      Accumulated  Stockholders'
                                     Shares        Amount       Shares       Amount      Capital        Deficit       Equity
                                   ----------    ----------   ----------   ----------   ----------    ----------    ----------
BALANCE, AUGUST 31, 1993
  (Predecessor)                     1,180,505    $       12      357,500   $        3   $    3,718    $   (9,965)   $   (6,232)

    Issuance of common stock          101,600             1         --           --            125          --             126
    Compensatory appreciation in
     stock warrants                      --            --           --           --             60          --              60
    5% preferred stock dividend          --            --           --           --           --            (570)         (570)
    Net income                           --            --           --           --           --             315           315
                                   ----------    ----------   ----------   ----------   ----------    ----------    ----------

BALANCE, AUGUST 31, 1994
 (Predecessor)                      1,282,105            13      357,500            3        3,903       (10,220)       (6,301)
    Issuance of common stock            3,000          --           --           --             93          --              93
    Repurchase of common stock         (1,000)         --           --           --            (16)         --             (16)
    Compensatory appreciation in
      stock warrants                     --            --           --           --             60          --              60
    5% preferred stock dividend          --            --           --           --           --            (600)         (600)
    Net loss                             --            --           --           --           --            (211)         (211)
                                   ----------    ----------   ----------   ----------   ----------    ----------    ----------

BALANCE, AUGUST 31, 1995
  (Predecessor)                     1,284,105    $       13      357,500   $        3   $    4,040    $  (11,031)   $   (6,975)
                                   ==========    ==========   ==========   ==========   ==========    ==========    ==========




                                            Number of Units                                           Total
                                        -----------------------                           General   Partners'
                                        Common     Subordinated   Common   Subordinated   Partner    Capital
                                        ------     ------------   ------   ------------  --------  ---------
BALANCE, APRIL 24, 1996                       --          --     $    --      $    --      $    --      $    --

     Contributions of net assets
       of predecessor                         --     3,702,943      19,334       16,397          361       36,092
     Issuance of units to public         4,285,000        --        42,729       36,236          798       79,763
     Net senior notes transferred from        --          --       (41,159)     (34,904)        (768)     (76,831)
       predecessor
     Net loss                                 --          --        (4,512)      (3,827)         (84)      (8,423)
                                         ---------   ---------   ---------    ---------    ---------    ---------

BALANCE, AUGUST 31, 1996                 4,285,000   3,702,943   $  16,392    $  13,902    $     307    $  30,601
                                         =========   =========   =========    =========    =========    =========



                     The accompanying notes are an integral
                part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                    For the Year Ended
                                                                      August 31, 1996
                                                                  ----------------------
                                                                  Two Months   Ten Months  For the Year   For the Year
                                                                     Ended       Ended        Ended         Ended
                                                                   August 31,   June 30,    August 31,    August 31,
                                                                    1996          1996         1995         1994
                                                                  ---------    ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:                                        (Predecessor) (Predecessor) (Predecessor)
    Net income (loss)                                             $  (8,423)   $   2,921    $    (211)   $     315
    Reconciliation of net income (loss) to net cash provided by operating activities-
         Depreciation and amortization                                1,733        7,581        8,896        8,711
         Provision for losses on accounts receivable                    133          261          325          431
         Gain on disposal of assets                                     (55)        (170)        (215)        (169)
         Issuance of stock for services rendered                       --             53         --           --
         Compensatory appreciation in stock warrants                   --           (217)          60           60
         Undistributed earnings of affiliates                           330         (471)          48         --
         Increase in deferred income taxes                             --          2,680          563          600
         Extraordinary loss on early extinguishment of debt           4,361         --           --           --
         Minority interest                                              (69)         428          304          313
         Changes in assets and liabilities, net of effect of
             acquisitions:
             Accounts receivable                                       (332)      (2,444)        (877)      (1,025)
             Inventories                                             (2,859)       2,056       (1,188)      (1,136)
             Prepaid expenses                                         1,058       (1,389)         526           43
             Intangibles and other assets                              (235)        (381)      (1,789)         384
             Accounts payable                                          (917)       3,720          728        1,720
             Accrued and other current liabilities                    2,328          644          447       (1,075)
                                                                  ---------    ---------    ---------    ---------
               Net cash provided by (used in) operating
                   activities                                        (2,947)      15,272        7,617        9,172
                                                                  ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid for acquisitions, net of cash acquired                 (8,298)      (8,367)     (27,879)        --
    Capital expenditures                                             (1,092)      (6,152)      (8,634)      (6,194)
    Proceeds from asset sales                                            50          282          579          677
                                                                  ---------    ---------    ---------    ---------
               Net cash used in investing activities                 (9,340)     (14,237)     (35,934)      (5,517)
                                                                  ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                         21,603      159,645       62,375       32,945
    Principal payments on debt                                       (6,850)     (37,884)     (33,933)     (37,042)
    Payment of financing and organization costs                      (4,331)        --           --           --
    Issuance of common stock                                           --             76           62          126
    Repurchase of common and preferred stock                           --        (61,156)         (16)        --
    Net proceeds from issuance of common units                       79,763         --           --           --
    Cash contribution by General Partner                              4,296       (4,296)        --           --
    Net proceeds transferred from issuance of senior note debt       43,169      (43,169)        --           --
    Repayment of long-term debt, working capital facilities and
         prepayment penalty                                        (124,193)        --           --           --
                                                                  ---------    ---------    ---------    ---------
               Net cash provided by (used in) financing
                   activities                                        13,457       13,216       28,488       (3,971)

INCREASE (DECREASE) IN CASH                                           1,170       14,251          171         (316)
                                                                  ---------    ---------    ---------    ---------

CASH, beginning of period                                              --          1,237        1,066        1,382
                                                                  ---------    ---------    ---------    ---------

CASH, end of period                                               $   1,170    $  15,488    $   1,237    $   1,066
                                                                  =========    =========    =========    =========

NONCASH FINANCING ACTIVITIES:
    Notes payable incurred on noncompete agreements               $   1,655    $     500    $   6,281    $    --
    Issuance of Company stock for note receivables                     --             57           31         --
    5% Preferred stock dividend                                        --            523          600          570
    Net senior notes transferred from predecessor                    76,831         --           --           --

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for-
         Interest                                                 $   1,682    $  10,151    $  11,581    $   8,862
         Income taxes                                                  --           --             44           69



                     The accompanying notes are an integral
                part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Dollar amounts in thousands)

1.  OPERATIONS AND ORGANIZATION:

Heritage Propane Partners, L.P. (the Partnership) was formed April 17, 1996, as a Delaware limited partnership. The Partnership was formed to acquire, own and operate the propane business and substantially all of the assets of Heritage Holdings, Inc. In order to simplify the Partnership's obligation under the laws of several jurisdictions in which the Partnership conducts business, the Partnership's activities are conducted through a subsidiary operating partnership, Heritage Operating, L.P. (the Operating Partnership). The Partnership holds a 98.9899 percent limited partner interest and Heritage Holdings, Inc. (the Company or General Partner) holds a 1.0101 percent general partner interest in the Operating Partnership.

On June 28, 1996, the Partnership completed its initial public offering (the
IPO) of 4,025,000 Common Units, representing limited partner interests in the Partnership, to the public at a price of $20.25 a unit. Concurrent with the closing of the IPO, the Company issued $120,000 principal amount of Senior Secured Notes (the Notes) to certain institutional investors in a private placement. The Company conveyed substantially all of its assets (other than approximately $76,831 in proceeds from the issuance of the Notes) to the Operating Partnership in exchange for a general partner interest and all of the limited partner interests in the Operating Partnership and the assumption by the Operating Partnership of substantially all of the liabilities of the Company. The Company conveyed all of its limited partner interests in the Operating Partnership to the Partnership in exchange for 3,702,943 Subordinated Units and a general partner interest in the Partnership. On July 26, 1996, the underwriters exercised their option to purchase an additional 260,000 Common Units and the Partnership received proceeds of approximately $4,898 in exchange thereof on July 29, 1996. As a result, the Company owns a 45.4 percent limited partner interest, and an aggregate two percent general partner interest, in the Partnership and the Operating Partnership. The net book value of the assets contributed to the Partnership were as follows:

    Total assets conveyed                        $217,823
    Total liabilities assumed                     258,562
                                                 --------
        Net liabilities                          $ 40,739
                                                 ========

In contemplation of the offering, the Company entered into a letter agreement with its nonmanagement/director shareholders. Pursuant to the terms of the agreement, the Company together with certain members of management and directors, repurchased equity interests of the nonmanagement/director shareholders. The members of management issued notes aggregating $5,000 in connection with the repurchase. Additionally, the Company used approximately $61,156 of the proceeds of the Notes to finance the repurchase of equity interests including the preferred stock plus unpaid cumulative dividends in the Company.

The Partnership contributed the net proceeds of approximately $79,763 from the IPO to the Operating Partnership. The Operating Partnership applied the net proceeds, together with approximately $40,898 in cash contributed by the Company to finance the repayment of all of the indebtedness of the Company to the Prudential Insurance Company of America (Prudential). The Operating Partnership paid a prepayment penalty in the amount of $3,500 in connection with the early retirement of the Prudential debt.

The Operating Partnership entered into a Bank Credit Facility, which includes a Working Capital Facility, providing for up to $15,000 of borrowings to be used for working capital and other general partnership purposes, and an Acquisition Facility, providing for up to $25,000 of borrowings to be used for acquisitions and improvements (see Note 4). The Partnership utilized the Bank Credit Facility in order to repay amounts previously borrowed in connection with certain acquisitions (see Note 3) and other bank debt outstanding at the time of the closing of the IPO.

The Operating Partnership sells propane and propane-related products to approximately 180,000 retail customers in 17 states throughout the United States. The Partnership is also a wholesale propane supplier in the southwestern United States and in Canada, the latter through participation in a Canadian partnership. The Partnership grants credit to its customers for the purchase of propane and propane-related products.

The propane industry is seasonal in nature with peak activity during the winter months. Therefore, the results of operations of the Partnership for the two months ended August 31, 1996, are not indicative of the results to be expected for a full fiscal year.

2.  SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET DETAIL:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Partnership, its subsidiaries and a majority owned partnership. The Partnership accounts for its interest in one-third of the outstanding stock of a propane retailer and a 50 percent partnership interest in another propane retailer under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. The General Partner's 1.0101 percent interest in the Operating Partnership is accounted for in the consolidated financial statements as a minority interest.

REVENUE RECOGNITION

Sales of propane, propane appliances and parts and fittings are recognized at the time of delivery of the product to the customer or at the time of sale or installation. Revenue from service labor is recognized upon completion of the service and tank rent is recognized ratably over the period it is earned.

CASH

The Partnership participates in cash management programs, and, as a result, disbursements in excess of bank balances of approximately $3,307 and $1,033 are included in accounts payable at August 31, 1996 and 1995, respectively.

INVENTORIES

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using the average cost method while the cost of appliances, parts and fittings is determined by the first-in, first-out method. Inventories consist of the following:

                                                                 August 31,
                                                         -----------------------
                                                           1996            1995
                                                         -------         -------
    Fuel                                                 $ 7,735         $ 6,727
    Appliances, parts and fittings                         3,380           3,404
                                                         -------         -------
                                                         $11,115         $10,131
                                                         =======         =======

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed as incurred. Components and useful lives of property, plant and equipment are as follows:

                                                                      August 31,
                                                               ---------------------
                                                                 1996         1995
                                                               --------     --------
    Land and improvements                                      $  6,456     $  6,136
    Buildings and improvements (10 to 30 years)                  11,402       10,151
    Bulk storage, equipment and facilities (3 to 30 years)       16,713       15,625
    Tanks and other equipment (5 to 30 years)                    76,756       66,681
    Vehicles (5 to 7 years)                                      15,178       12,017
    Furniture and fixtures (5 to 10 years)                        3,786        3,482
    Other                                                           989          862
                                                               --------     --------
                                                                131,280      114,954
    Less- accumulated depreciation                               20,938       14,850
                                                               --------     --------
                                                               $110,342     $100,104
                                                               ========     ========

INTANGIBLES AND OTHER ASSETS

Intangibles and other assets are stated at cost net of amortization computed on the straight-line and effective interest methods. Components and useful lives of intangibles and other assets are as follows:

                                                 August 31,
                                           -------------------
                                             1996        1995
                                           -------     -------
Goodwill (30 years)                        $27,885     $25,910
Noncompete agreements (10 to 15 years)      25,597      27,654
Customer lists (15 years)                    9,351       7,454
Other                                        4,933       2,209
                                           -------     -------
                                            67,766      63,227
Less- accumulated amortization              19,154      22,192
                                           -------     -------
                                           $48,612     $41,035
                                           =======     =======

It is the Partnership's policy to review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of intangible assets is not recoverable, it is the Partnership's policy to reduce the carrying amount of such assets to fair value.

ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

                                                                August 31,
                                                         -----------------------
                                                          1996             1995
                                                         ------           ------
    Interest payable                                     $1,885           $  895
    Wages and payroll taxes                                 966            1,614
    Deferred tank rent                                      916              904
    Taxes other than income                                 730              408
    Minority interest                                       165               13
    Other                                                 1,068            1,636
                                                         ------           ------
                                                         $5,730           $5,470
                                                         ======           ======

INCOME TAXES

The Partnership is a limited partnership. As a result, the Partnership's earnings or loss for federal income tax purposes is included in the tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership agreement.

The Predecessor filed a consolidated federal income tax return. Deferred income taxes were recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

EXTRAORDINARY ITEM

In connection with the repayment of the Prudential debt (see Note 1), the Partnership incurred a prepayment penalty of $3,500 and wrote-off the unamortized balance of $905 of deferred financing costs associated with the Prudential debt. These are reflected as extraordinary loss in the consolidated statement of operations for the two months ended August 31, 1996.

LOSS PER LIMITED PARTNER UNIT

Net loss per limited partner unit is computed by dividing net loss, after considering the General Partner's one percent interest, by the weighted average number of Common and Subordinated Units outstanding.

IMPACT OF SFAS NO. 121

In 1995, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for the Impairment of Long-Lived Assets to be Disposed Of. The adoption of this standard did not have a material impact on the Partnership's financial position or results of operations.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

FAIR VALUE

The carrying amounts of accounts receivable and accounts payable approximate their fair value. Based on the estimated borrowing rates currently available to the Partnership for long-term loans with similar terms and average maturities, the aggregate fair value at August 31, 1996, of the Partnership's long-term debt approximates the aggregate carrying amount.

RECLASSIFICATIONS

Certain prior-year amounts have been reclassified to conform with the current-year presentations. These reclassifications have no impact on net income.

3.  ACQUISITIONS:

During the two months ended August 31, 1996, the Partnership purchased certain assets of Tri-Gas of Benzie, Inc. and Spring Lake Super Flame Gas & Oil, Inc. The Company purchased all of the outstanding stock of Liberty Propane Gas, Inc. and Kingston Propane, Inc., and conveyed the net assets to the Partnership.
The acquisitions totaled approximately $10,091, including noncompete agreements for periods ranging from five to ten years totaling $1,655, which was financed primarily with the acquisition facility.

During the ten months ended June 30, 1996, the Company purchased certain assets of Bi-State Propane, Century Propane, and Turner Gas Company locations in Nevada and California. The aggregate purchase price of the acquisitions totaled approximately $9,693, including noncompete agreements for a period of ten years totaling $2,290, which was financed primarily with lines of credit available at the time.

During fiscal 1995, the Partnership purchased certain assets of Ballard, Inc., Balcom, Inc., San Luis Butane Distributors, Jerry's Propane Service, Inc., Greer Gas, Inc. and Paragon Energy Corporation, as well as the outstanding common stock of Carolane Propane Gas, Inc. The aggregate purchase price of the acquisitions totaled approximately $30,837, including noncompete agreements for periods ranging from 7 to 15 years totaling $8,760, which was financed primarily with the revolving senior acquisition facility.

The acquisitions have been accounted for by the purchase method of accounting and, accordingly, the purchase prices have been allocated to assets acquired and liabilities assumed based on the fair market values at the date of acquisitions. The Company capitalized as part of the purchase price allocation legal and other costs related to the acquisitions. The excess of the purchase price over the fair market values of the net assets acquired has been recorded as goodwill.

The results of operations of the acquired entities have been included in the Company's and Partnership's consolidated financial statements from the date of acquisition, as appropriate.

4.  WORKING CAPITAL FACILITIES AND LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                                    August 31,
                                                                              ---------------------
                                                                                1996         1995
                                                                              --------     --------
    8.55% Senior Secured Notes                                                $120,000     $   --
    Senior Revolving Acquisition Facility                                       10,750         --
    Revolving Senior Acquisition Facility                                         --         65,700
    Senior Reset Notes                                                            --         30,000
    Subordinated Reset Notes                                                      --         12,600
    Notes payable on noncompete agreements with interest imputed at rates averaging 8%, due in installments through 2006, collateralized by a
      first security lien on certain assets of the Partnership                   1,655        8,930
    Other                                                                          359          987
                                                                              --------     --------
                                                                               132,764      118,217
    Current maturities of long-term debt                                           243       14,805
                                                                              --------     --------
                                                                              $132,521     $103,412
                                                                              ========     ========

The Notes mature at the rate of $12,000 on June 30 in each of the years
2002 to and including 2011. The Note Purchase Agreement contains restrictive covenants including limitations on substantial disposition of assets, changes in ownership of the Partnership, additional indebtedness and requires the maintenance of certain financial ratios. The Notes are secured by all receivables, contracts, equipment, inventory, general intangibles, any cash concentration account, and the common stock of the Partnership's subsidiaries.

As of June 25, 1996, the Partnership entered into a credit agreement with First National Bank of Boston and Bank of Oklahoma. The credit agreement consists of the following:

         A $15,000 Senior Revolving Working Capital Facility, expiring June 30, 1999, with $5,600 outstanding at August 31, 1996. The interest rate and interest payment dates vary depending on the terms the Partnership agrees to when money is borrowed. The average interest rate was 8.08 percent for amounts outstanding at August 31, 1996. The Partnership must be free of all working capital borrowings for 30 consecutive days each fiscal year. A commitment fee of .5 percent is paid on the unused portion of the facility.

         A $25,000 Senior Revolving Acquisition Facility is available to December 31, 1998, at which time the outstanding amount must be paid in ten equal quarterly installments, beginning March 31, 1999. The interest rate and interest payment dates vary depending on the terms the Partnership agrees to when money is borrowed. The average interest rate was 7.73 percent for amounts outstanding at August 31, 1996. A commitment fee of .5 percent is paid on the unused portion of the facility.

The weighted average interest rates on borrowings under the working capital facilities were 8.08 percent and 8.99 percent at August 31, 1996 and 1995, respectively.

Future maturities of long-term debt for each of the next five fiscal years and thereafter are $243 in 1997; $264 in 1998; $3,154 in 1999; $4,595 in 2000;
$3,901 in 2001 and $120,604 thereafter.

5.  COMMITMENTS AND CONTINGENCIES:

Certain property and equipment is leased under noncancellable leases which require fixed monthly rental payments, and which expire at various dates through 2008. Rental expense under these leases totaled approximately $1,010 and $226 for the ten months ended June 30, 1996, and the two months ended August 31, 1996, respectively and $1,083 and $1,018 for the years ended August 31, 1995 and 1994, respectively. Fiscal year future minimum lease commitments for such leases are $1,258 in 1997; $687 in 1998; $560 in 1999; $898 in 2000;
$235 in 2001 and $481, thereafter.

The Partnership is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Partnership. In the opinion of management, all such matters are covered by insurance, are without merit, or involve amounts which, if resolved unfavorably, would not have a significant effect on the financial position or results of operations of the Partnership.

The Partnership has entered into several purchase and supply commitments for the next fiscal year with varying terms as to quantities and prices.

6.  INCOME TAXES:

During the Predecessor period, the Company retroactively adopted the provisions of SFAS No. 109, Accounting for Income Taxes, which uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. The deferred tax assets and liabilities are measured using the current tax rates and laws. The significant temporary differences and related deferred tax provision relate primarily to net operating loss carryforwards and depreciation.

The provision for income taxes includes the following components for the periods ended as follows:

                                        For the
                                       10 Months            For the Years Ended
                                         Ended                  August 31,
                                        June 30,         -----------------------
                                         1996             1995             1994
                                        ------           ------           ------
    Current                             $   55           $  103           $   68
    Deferred                             2,680              563              600
                                        ------           ------           ------
                                        $2,735           $  666           $  668
                                        ======           ======           ======

The reconciliation of the statutory income tax rate to the effective income tax rate for the periods ended is as follows:

                                             For the
                                            10 Months        For the Years Ended
                                              Ended               August 31,
                                             June 30,       --------------------
                                               1996          1995          1994
                                              ------        ------        ------
    Tax at statutory rates                    $1,923        $  155        $  334
    Nondeductible amortization                   360           390           220
    State income taxes                           226            18            40
    Other                                        226           103            74
                                              ------        ------        ------
                                              $2,735        $  666        $  668
                                              ======        ======        ======

7.  STOCKHOLDERS' EQUITY:

In conjunction with the debt agreements with Prudential, the Company granted Prudential warrants for a maximum of 83,919 shares of the Company's Class B Common Stock. During the Predecessor period, Prudential exercised all warrants at the exercise price of $.10 per share. Additionally, the Company granted management warrants for Class A Common Stock for a maximum of 15,092 shares. During the Predecessor period, management exercised all warrants at the exercise price of $.01 per share. Compensation expense has been recorded based on the estimated market value of the management warrants.

8.  PARTNERS' CAPITAL:

Partners' capital consists of 4,285,000 Common Units representing a 52.6 percent limited partner interest, 3,702,943 Subordinated Units owned by the General Partner representing a 45.4 percent limited partner interest, and a two percent general partner interest.

The Agreement of Limited Partnership of Heritage Propane Partners, L.P. (Partnership Agreement) contains specific provisions for the allocation of net earnings and loss to each of the partners for purposes of maintaining the partner capital accounts.

During the Subordination Period, the Partnership may issue up to 2,012,500 additional Common Units (excluding Common Units issued in connection with conversion of Subordinated Units into Common Units) or an equivalent number of securities ranking on a parity with the Common Units and an unlimited number of partnership interests junior to the Common Units without a Unitholder vote.
The Partnership may also issue additional Common Units during the Subordination Period in connection with certain acquisitions or the repayment of certain indebtedness. After the Subordination Period, the Partnership Agreement authorizes the General Partner to cause the Partnership to issue an unlimited number of limited partner interests of any type without the approval of any Unitholders.

QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

The Partnership is expected to make quarterly cash distributions of all of its Available Cash, generally defined as consolidated cash receipts less consolidated operating expenses, debt service payments, maintenance capital expenditures and net changes in reserves established by the General Partner for future requirements. These reserves are retained to provide for the proper conduct of the Partnership business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters.

Distributions by the Partnership in an amount equal to 100 percent of its Available Cash will generally be made 98 percent to the Common and Subordinated Unitholders and two percent to the General Partner, subject to the payment of incentive distributions to the holders of Incentive Distribution Rights to the extent that certain target levels of cash distributions are achieved. To the extent there is sufficient Available Cash, the holders of Common Units have the right to receive the Minimum Quarterly Distribution ($0.50 per Unit), plus any arrearages, prior to any distribution of Available Cash to the holders of Subordinated Units. Common Units will not accrue arrearages for any quarter after the Subordination Period (as defined below) and Subordinated Units will not accrue any arrearages with respect to distributions for any quarter.

In general, the Subordination Period will continue indefinitely until the first day of any quarter beginning after May 31, 2001, in which distributions of Available Cash equal or exceed the Minimum Quarterly Distribution on the Common Units and the Subordinated Units for each of the three consecutive four-quarter periods immediately preceding such date. Prior to the end of the Subordination Period, 925,736 Subordinated Units will convert to Common Units after May 31, 1999 and another 925,736 Subordinated Units will convert to Common Units after May 31, 2000, if distributions of Available Cash on the Common Units and Subordinated Units equal or exceed the Minimum Quarterly Distribution for each of the three consecutive four-quarter periods preceding such date. Upon expiration of the Subordination Period, all remaining Subordinated Units will convert to Common Units.

The Partnership is expected to make distributions of its Available Cash within 45 days after the end of each fiscal quarter ending November, February, May and August to holders of record on the applicable record date.

9.  PROFIT SHARING AND 401(K) SAVINGS PLAN:

The Partnership sponsors a defined contribution profit sharing and 401(k) savings plan (the Plan), which covers all employees with more than 1 year of service. Contributions are made to the Plan at the discretion of the Board of Directors. Total expense under the profit sharing provision of the Plan during the years ended August 31, 1996, 1995 and 1994, was $350, $275 and $250,
respectively.

10.  RELATED PARTY TRANSACTIONS:

The Partnership has no employees and is managed and controlled by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. These costs, which totaled $4,127 for the two months ended August 31, 1996, include compensation and benefits paid to officers and employees of the General Partner.

11.  DOMESTIC AND FOREIGN OPERATIONS:

The following table presents revenue, operating income and identifiable assets attributable to the Partnership's domestic and foreign operations.

                             For the Two    For the Ten         For the Years
                            Months Ended   Months Ended        Ended August 31,
                             August 31,      June 30,      ------------------------
                                1996           1996           1995           1994
                             ---------      ---------      ---------      ---------
Revenues:
  Domestic                   $  13,182      $ 114,257      $ 110,773      $  88,941
  Foreign-
    Affiliated                   1,261         10,394         10,540         12,053
    Unaffiliated                 5,295         30,366         20,735         15,030
Eliminations                    (1,261)       (10,394)       (10,540)       (12,053)
                             ---------      ---------      ---------      ---------
                             $  18,477      $ 144,623      $ 131,508      $ 103,971
                             =========      =========      =========      =========

Operating Income (Loss):
  Domestic                   $  (1,999)     $  15,329      $  12,398      $   9,611
  Foreign-
    Affiliated                       8            111             93            131
    Unaffiliated                    35            315            184            163
                             ---------      ---------      ---------      ---------
                             $  (1,956)     $  15,755      $  12,675      $   9,905
                             =========      =========      =========      =========

Identifiable Assets:
  Domestic                   $ 184,469      $     n/a      $ 161,097      $ 115,769
  Foreign                        3,381            n/a          2,326          2,561
                             ---------      ---------      ---------      ---------
                             $ 187,850      $     n/a      $ 163,423      $ 118,330
                             =========      =========      =========      =========

12.  SUBSEQUENT EVENTS:

Subsequent to August 31, 1996, the Partnership declared a cash distribution of $.353 per Common and Subordinated unit. The distribution of $2,820 was paid on October 15, 1996 to Unitholders of record at the close of business on October 1, 1996 and $58 was distributed to the General Partner. The distribution represented a partial quarterly distribution from operations for the two months ended August 31, 1996.

                               INDEX TO EXHIBITS


         The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

         Exhibit
         Number         Description
         -------        -----------
(1)      3.1            Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(1)      10.1           Form of Bank Credit Facility

(1)      10.2           Form of Note Purchase Agreement

(1)      10.3           Form of Contribution, Conveyance and Assumption Agreement among Heritage Holdings, Inc.,
                        Heritage Propane Partners, L.P. and Heritage Operating, L.P.

(1)      10.4           1989 Stock Option Plan

(1)      10.5           1995 Stock Option Plan

(1)      10.6           Restricted Unit Plan

(2)      10.7           Employment Agreement for James E. Bertelsmeyer

(1)      10.8           Employment Agreement for R. C. Mills

(1)      10.9           Employment Agreement for G. A. Darr

(1)      10.10          Employment Agreement for H. Michael Krimbill

(1)      21.1           List of Subsidiaries

         27.1           Financial Data Schedule--Filed with EDGAR version only


_____________________________

(1) Incorporated by reference to the same numbered Exhibit to Registrant's Registration Statement on Form S-1, File No. 333-4018, filed with the Commission on June 21, 1996.

(2) Incorporated by reference to Exhibit 10.11 to Registrant's Registration Statement on Form 2-1, File No. 333- 4018, filed with the Commission on June 21, 1996.