Form 10-Q
period 1996-11-30
HERITAGE PROPANE PARTNERS L P
filed 1997-01-14
CIK 1012569

================================================================================

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Transition Period from __________ to __________


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

Yes      X          No
    -----------       ----------

As of January 10, 1997, there were 4,285,000 common units representing limited partner interests of Heritage Propane Partners, L.P. outstanding.

===============================================================================

                                   FORM 10-Q
                        HERITAGE PROPANE PARTNERS, L.P.

                               TABLE OF CONTENTS

                                                                                      Pages
                                                                                      -----
PART I FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Heritage Propane Partners, L.P. and Subsidiaries
                 ------------------------------------------------

                 Consolidated Balance Sheets as of November 30, 1996,
                    August 31, 1996, and November 30, 1995                              1

                 Consolidated Statements of Operations for the three
                    months ended November 30, 1996 and 1995                             2

                 Consolidated Statements of Cash Flows for the three
                    months ended November 30, 1996 and 1995                             3

                 Notes to Consolidated Financial Statements                             4

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                 5

PART II OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                                       8

         Signatures

                                   FORM 10-Q
                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   (IN THOUSANDS, EXCEPT SHARE AND UNIT DATA)

                                                                  November 30,    August 31,    November 30,
                                                                     1996            1996           1995
                                                                  ------------    -----------   -------------
                                                                   (unaudited)                   (unaudited)
                                                                                                (Predecessor)
                                                      ASSETS
 CURRENT ASSETS:
   Cash                                                               $ 1,987         $1,170      $    1,329
   Accounts receivable, net                                            23,985         10,859          15,412
   Inventories                                                         12,600         11,115          10,399
   Prepaid expenses                                                     1,373            870           1,591
   Deferred income taxes                                                  ---            ---           1,483
                                                                  -----------     ----------      ----------
      Total current assets                                             39,945         24,014          30,214

 PROPERTY, PLANT AND EQUIPMENT, net                                   110,982        110,342         101,094

 INVESTMENT IN AFFILIATES                                               4,927          4,882           4,823

 INTANGIBLES AND OTHER ASSETS, net                                     48,153         48,612          40,497
                                                                  -----------     ----------      ----------
      Total assets                                                $   204,007     $  187,850      $  176,628
                                                                  ===========     ==========      ==========

                                     LIABILITIES AND PARTNERS' CAPITAL

 CURRENT LIABILITIES:

   Working capital facilities                                     $    10,600     $    5,600      $   11,000
   Accounts payable                                                    23,326         13,155          13,817
   Accrued and other current liabilities                                9,730          5,730           8,918
   Current maturities of long-term debt                                   254            243          19,058
                                                                  -----------     ----------      ----------
      Total current liabilities                                        43,910         24,728          52,793

 LONG-TERM DEBT                                                       132,598        132,521          99,633

 DEFERRED INCOME TAXES                                                    ---            ---          19,326
                                                                  -----------     ----------      ----------
      Total liabilities                                               176,508        157,249         171,752
                                                                  -----------     ----------      ----------
 COMMITMENTS AND CONTINGENCIES

 5% CUMULATIVE REDEEMABLE PREFERRED STOCK, $.01 par value,
 19,262 shares authorized, 9,487 issued                                   ---            ---          12,488
                                                                  -----------     ----------      ----------
 PARTNERS' CAPITAL:

          Common unit holders (4,285,000 units outstanding)            14,759         16,392             ---
          Subordinated unit holders (3,702,943 units
            outstanding)                                               12,493         13,902             ---
          General Partner                                                 247            307             ---
                                                                  -----------     ----------      ----------
                  Total partners' capital                              27,499         30,601             ---
                                                                  -----------     ----------      ----------
STOCKHOLDERS' DEFICIT:
          Class A common stock, $.01 par value 2,648,517
            authorized, 1,284,105 issued                                  ---            ---              13
          Class B common stock, $.01 par value, 441,419
            authorized, 357,500 issued                                    ---            ---               3
          Additional paid-in capital                                      ---            ---           4,234
          Accumulated deficit                                             ---            ---         (11,862)
                                                                  -----------     ----------      ----------
                  Total stockholders' deficit                             ---            ---          (7,612)
                                                                  -----------     ----------      ----------
                  Total liabilities and partners' capital            $204,007       $187,850        $176,628
                                                                  ============    ==========      ==========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE SHEETS.

HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT UNIT DATA)
                                  (UNAUDITED)

                                                                                                     Three Months Ended
                                                                                                         November 30,
                                                                                                     1996             1995
                                                                                                 ------------     ------------
                                                                                                                  (Predecessor)
 REVENUES

    Retail                                                                                         $  30,086        $  21,755
    Wholesale                                                                                         15,481            9,557
    Other                                                                                              5,076            4,629
                                                                                                   ---------        ---------
        Total revenues                                                                                50,643           35,941
                                                                                                   ---------        ---------
 COST AND EXPENSES
    Cost of products sold                                                                             34,482           21,770
    Depreciation and amortization                                                                      2,611            2,381
    Selling, general and administrative                                                                1,210            1,044
    Operating expenses                                                                                 9,661            8,293
                                                                                                   ---------        ---------
        Total costs and expenses                                                                      47,964           33,488
                                                                                                   ---------        ---------
 OPERATING INCOME                                                                                      2,679            2,453
                                                                                                   ----------       ---------
 GAIN ON DISPOSAL OF ASSETS                                                                              132               57

 OTHER INCOME                                                                                            150              116

 EQUITY IN EARNINGS OF AFFILIATES                                                                         40               48

 INTEREST EXPENSE                                                                                     (2,942)          (3,276)
                                                                                                   ---------        ---------
 INCOME (LOSS) BEFORE MINORITY INTEREST                                                                   59             (602)

 MINORITY INTEREST                                                                                      (155)             (97)
                                                                                                   ---------        ---------
 NET LOSS                                                                                                (96)       $    (699)
                                                                                                                    =========
 GENERAL PARTNER'S INTEREST IN NET LOSS                                                                   (1)
                                                                                                   ---------
 LIMITED PARTNERS' INTEREST IN NET LOSS                                                            $     (95)
                                                                                                   =========
 NET LOSS PER LIMITED PARTNER UNIT                                                                 $    (.02)
                                                                                                   =========
 WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
                                                                                                   4,285,000
                                                                                                   =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

               HERITAGE PROPANE PARTNERS, L.P., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                               For the Three Months Ended
                                                                                      November 30,
                                                                                  1996            1995
                                                                              ------------    ------------
                                                                                             (Predecessor)
 CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Loss                                                                 $     (95)       $    (699)
    Reconciliation of net loss to net cash used in
      operating activities--
      Depreciation and amortization                                              2,471            2,381
      Provision for losses on accounts receivable                                  114               36
      Gain on disposal of assets                                                  (132)             (57)
      Increase in deferred income taxes                                            ---               24
      Undistributed earnings of affiliates                                         (45)             (82)
      Changes in assets and liabilities, net of effect of
        acquisitions:
        Accounts receivable                                                    (13,235)          (7,363)
        Inventories                                                             (1,485)            (268)
        Prepaid expenses                                                          (502)            (756)
        Intangibles and other assets                                               (32)            (333)
        Accounts payable                                                         6,761            2,268
        Accrued and other current liabilities                                    3,998            3,448
                                                                             ---------        ---------
          Net cash used in operating activities                                 (2,182)          (1,401)
                                                                             ---------        ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid for acquisitions, net of cash acquired                              (366)          (4,150)
    Capital expenditures                                                        (2,193)          (2,091)
    Proceeds from asset sales                                                      248               76
                                                                             ---------        ---------
          Net cash used in investing activities                                 (2,311)          (6,165)
                                                                             ---------        ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                    16,844           16,964
    Principal payments on debt                                                  (7,528)          (9,521)
    Unit distribution to partners                                               (2,878)            ---
    Capital adjustment for MLP costs                                              (128)            ---
    Issuance of common stock                                                       ---               59
    Deferred tax adjustment                                                        ---              170
    Minority interest                                                              ---              (14)
                                                                             ---------        ---------
          Net cash provided by financing activities                              5,310            7,658
                                                                             ---------        ---------
 INCREASE IN CASH                                                                  817               92
 CASH, beginning of period                                                       1,170            1,237
                                                                             ---------        ---------
 CASH, end of period                                                         $   1,987        $   1,329
                                                                             =========        =========
 NONCASH FINANCING ACTIVITIES:
    Notes payable incurred on noncompete agreements                          $     182        $      40
    5% preferred stock dividend                                                    ---              150

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for--
      Interest                                                               $     491        $     364


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.       GENERAL:

The accompanying unaudited consolidated financial statements have been prepared by Heritage Propane Partners, L.P. (the Company) and should be read in conjunction with the Company's consolidated financial statements as of August 31, 1996 and the notes thereto included in the Company's consolidated financial statements included in Form 10-K as filed with the Securities and Exchange Commission. The foregoing financial statements include only normal recurring accruals and all adjustments which the Company considers necessary for a fair presentation.

2.       DETAILS TO CONSOLIDATED BALANCE SHEETS:

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using average cost while the cost of appliances, parts and fittings is determined by the first-in, first-out method. Inventories consist of the following:

                                                     NOV. 30,          AUG. 31,             NOV. 30,
                                                       1996              1996                 1995
                                                    ---------        ----------           ---------
                                                   (UNAUDITED)                            (UNAUDITED)
                                                                                         (PREDECESSOR)
 Fuel                                              $    9,511         $   7,735           $    7,244
 Appliances, parts and fittings                         3,089             3,380                3,155
                                                   ----------         ---------           ----------
                                                   $   12,600         $  11,115           $   10,399
                                                   ==========         =========           ==========

3.       LOSS PER LIMITED PARTNER UNIT:

Loss per limited partner unit is computed by dividing net loss, after considering the General Partner's one percent interest, by the weighted average number of Common and Subordinated Units outstanding.

4.       CASH DISTRIBUTIONS:

A cash distribution of $2,820, or $.353 per Common and Subordinated unit, was paid on October 15, 1996 to Unitholders of record on October 1, 1996 and $58 was distributed to the General Partner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF UNAUDITED HISTORICAL RESULTS OF OPERATIONS

         On June 28, 1996, Heritage Propane Partners, L.P. (the Partnership) acquired certain assets of Heritage Holdings, Inc. (the Company) and completed an initial public offering. The following discussion reflects for the periods indicated the results of operations and operating data for the Partnership and its predecessor, the Company. During fiscal year 1996, the Company consummated eight acquisitions which affect the comparability of prior period financial results as they are included in all three months of the quarter ending November 30, 1996, yet for the most part were not included in the same period a year ago. Amounts discussed below reflect 100% of the results of operations of M-P Oils Partnership, a general partnership in which the Company owns a 60% interest. Because M-P Oils Partnership is primarily engaged in lower-margin wholesale propane distribution, its contribution to the Partnership's net income and EBITDA is not significant.

         Three Months Ended November 30, 1996 Compared to Three Months Ended November 30, 1995.

         Volume. During the three months ended November 30, 1996, the Company sold 31.5 million retail gallons, an increase of 5.4 million retail gallons or 20.7% from the 26.1 million retail gallons sold in the three months ended November 30, 1995. This increase was primarily attributable both to the effect of acquisitions and internal growth and, to a lesser extent, colder weather.

         The Company also sold approximately 30.0 million wholesale gallons in the three months ended November 30, 1996, a 2.2 million gallon or 7.9% increase from the 27.8 million wholesale gallons sold in the prior year three-month period. The increase in wholesale volumes was largely attributable to increased wholesale volumes in the United States.

         Revenues. Total revenues increased $14.7 million or 40.9% to $50.6 million for the three months ended November 30, 1996, as compared to $35.9 million for the prior year three-month period. Domestic revenues increased $10.4 million or 37.7% to $38.0 million for the three months ended November 30, 1996, as compared to $27.6 million for the three-month period ended November 30, 1995. Foreign revenues increased $4.3 million or 51.8% to $12.6 million for the three months ended November 30, 1996, as compared to $8.3 million for the three-month period ended November 30, 1995. The increase in foreign revenues was attributable entirely to increased selling prices where as the increased domestic revenues were due in equal parts from higher selling prices and greater volumes.

         Cost of Sales. Total cost of sales increased $12.7 million or 58.3% to $34.5 million for the three months ended November 30, 1996, as compared to $21.8 million for the three months ended November 30, 1995. Domestic costs of sales increased $8.5 million or 61.6% to $22.3 million for the three months ended November 30, 1996, as compared to $13.8 million for the three-month period ended November 30, 1995. Foreign cost of sales increased $4.2 million or 52.5% to $12.2 million for the three months ended November 30, 1996, as compared to $8.0 million for the three-month period ended November 30, 1995. The increase was primarily attributable to higher propane costs and increased volumes sold.

         Gross Profit. Gross profit increased $2.0 million or 14.2% to $16.1 million for the three months ended November 30, 1996, as compared to $14.1 million for the prior year three-month period. This increase was attributable to an increase in volumes sold, partially offset by a margin decline caused primarily by an increase in propane costs from suppliers.

         Operating Expenses. Operating expenses increased $1.4 million or 16.9% to $9.7 million in the three months ended November 30, 1996, as compared to $8.3 million in the three months ended November 30, 1995. The entire amount of this increase was attributable to increased volumes.

         Selling, General and Administrative. Selling, general and administrative expenses were $1.2 million for the three months ended
November 30, 1996, an increase from $1.0 million for the prior year three-month period. This increase resulted from costs associated with being a public entity and a master limited partnership.

         Depreciation and Amortization. Depreciation and amortization increased approximately $.2 million or 8.3% to $2.6 million in the three months ended November 30, 1996, as compared to $2.4 million for the three months ended November 30, 1995. This increase was the result of additional depreciation associated with acquisitions.

         Operating Income. Operating income increased $.2 million or 8.0% to $2.7 million for the three months ended November 30, 1996, as compared to $2.5 million for the prior year three-month period. This increase was due primarily to increased volumes, partially offset by a decline in margins.

         Net Loss. The Partnership's net loss was approximately $.1 million for the three months ended November 30, 1996 and $.7 million for the three months ended November 30, 1995, as a result of higher operating income and lower interest expense for the three months ended November 30, 1996.

         EBITDA. EBITDA increased $.6 million or 12.2% to $5.5 million in the three months ended November 30, 1996, as compared to $4.9 million for the prior year three-month period. This increase was due to an increase in volumes attributable to acquisitions, favorable weather conditions and internal growth, partially offset by a decrease in gross margins.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows

         Cash used by operating activities during the three months ended November 30, 1996 was $2.2 million compared with $1.4 million during the three months ended November 30, 1995. The cash flows from operations before changes in working capital actually increased during the three months ended November 30, 1996 but were offset by increases in accounts receivable and inventory resulting from higher supplier propane prices.

         Cash used in investing activities during the three months ended November 30, 1996 included capital expenditures for acquisitions amounting to $.4 million. An additional $2.2 million was spent for remaining maintenance needed to sustain operations at current levels, new customer tanks to support growth of operations and other miscellaneous capitalized items.

         Cash provided by financing activities during the three months ended November 30, 1996 of $5.3 million primarily reflects net borrowings under the credit facilities available to the Company.

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

         The Partnership uses almost all of its cash provided by operating and financing activities to fund acquisition, maintenance and growth capital expenditures. Acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and a portion of the purchase price allocated to intangibles associated with such acquired businesses, were $.4 million for the three months ended November 30, 1996, as compared to $4.2 million during the three months ended November 30, 1995.

         The assets utilized in the propane business do not typically require lengthy manufacturing process time nor complicated, high technology components. Accordingly, the Partnership does not have any significant financial commitments for capital expenditures. In addition, the Partnership has not experienced any significant increases attributable to inflation in the cost of these assets.

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

                                   FORM 10-Q
                          PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

(a) The following exhibits are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

                 Exhibit
                 Number           Description
                 -------          -----------
                   10.1           Bank Credit Facility ("BCF")

                 10.1.1           Amendment of BCF dated as of July 9, 1996.

                   10.2           Note Purchase Agreement ("NPA")

                 10.2.1           Amendment of NPA dated as of July 25, 1996.

                   27.1 Financial Data Schedule - Filed with EDGAR version only


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


                                        HERITAGE PROPANE PARTNERS, L.P.

                                   By:  Heritage Holdings, Inc., General Partner



Date:  January 14, 1997                      By:
                                               ------------------------------
                                               H. Michael Krimbill
                                               (Chief Accounting Officer and
                                               officer duly authorized to
                                               sign on behalf of the registrant)

                                 EXHIBIT INDEX

                 Exhibit
                 Number           Description
                 -------          -----------
                   10.1           Bank Credit Facility ("BCF")

                 10.1.1           Amendment of BCF dated as of July 9, 1996.

                   10.2           Note Purchase Agreement ("NPA")

                 10.2.1           Amendment of NPA dated as of July 25, 1996.

                   27.1 Financial Data Schedule - Filed with EDGAR version only