Form 10-Q/A
period 1996-11-30
HERITAGE PROPANE PARTNERS L P
filed 1997-01-21
CIK 1012569

================================================================================


                                 FORM 10-Q/A


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


At January 10, 1997, the registrant had units outstanding as follows:

Heritage Propane Partners, L.P.         4,285,000    Common Units
                                        3,702,943    Subordinated Units


===============================================================================

                                   FORM 10-Q/A

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

                                   FORM 10-Q/A

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
                                                                  ============    ==========      ==========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE SHEETS.

HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT UNIT DATA)
                                  (UNAUDITED)


                                                                                                     Three Months Ended
                                                                                                         November 30,
                                                                                                     1996             1995
                                                                                                 ------------     ------------
                                                                                                                  (Predecessor)
 REVENUES

    Retail                                                                                         $  30,086        $  21,755
    Wholesale                                                                                         15,481            9,557
    Other                                                                                              5,076            4,629
                                                                                                   ---------        ---------
        Total revenues                                                                                50,643           35,941
                                                                                                   ---------        ---------
 COST AND EXPENSES
    Cost of products sold                                                                             34,482           21,770
    Depreciation and amortization                                                                      2,611            2,381
    Selling, general and administrative                                                                1,210            1,044
    Operating expenses                                                                                 9,661            8,293
                                                                                                   ---------        ---------
        Total costs and expenses                                                                      47,964           33,488
                                                                                                   ---------        ---------
 OPERATING INCOME                                                                                      2,679            2,453
                                                                                                   ----------       ---------
 GAIN ON DISPOSAL OF ASSETS                                                                              132               57

 OTHER INCOME                                                                                            150              116

 EQUITY IN EARNINGS OF AFFILIATES                                                                         40               48

 INTEREST EXPENSE                                                                                     (2,942)          (3,276)
                                                                                                   ---------        ---------
 INCOME (LOSS) BEFORE MINORITY INTEREST                                                                   59             (602)

 MINORITY INTEREST                                                                                      (155)             (97)
                                                                                                   ---------        ---------
 NET LOSS                                                                                                (96)       $    (699)
                                                                                                                    =========
 GENERAL PARTNER'S INTEREST IN NET LOSS                                                                   (1)
                                                                                                   ---------
 LIMITED PARTNERS' INTEREST IN NET LOSS                                                            $     (95)
                                                                                                   =========
 NET LOSS PER LIMITED PARTNER UNIT                                                                 $    (.01)
                                                                                                   =========
 WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
                                                                                                   7,987,943
                                                                                                   =========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

               HERITAGE PROPANE PARTNERS, L.P., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                               For the Three Months Ended
                                                                                      November 30,
                                                                                  1996            1995
                                                                              ------------    ------------
                                                                                             (Predecessor)
 CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Loss                                                                 $     (95)       $    (699)
    Reconciliation of net loss to net cash used in
      operating activities--
      Depreciation and amortization                                              2,471            2,381
      Provision for losses on accounts receivable                                  114               36
      Gain on disposal of assets                                                  (132)             (57)
      Increase in deferred income taxes                                            ---               24
      Undistributed earnings of affiliates                                         (45)             (82)
      Changes in assets and liabilities, net of effect of
        acquisitions:
        Accounts receivable                                                    (13,235)          (7,363)
        Inventories                                                             (1,485)            (268)
        Prepaid expenses                                                          (502)            (756)
        Intangibles and other assets                                               (32)            (333)
        Accounts payable                                                         6,761            2,268
        Accrued and other current liabilities                                    3,998            3,448
                                                                             ---------        ---------
          Net cash used in operating activities                                 (2,182)          (1,401)
                                                                             ---------        ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid for acquisitions, net of cash acquired                              (366)          (4,150)
    Capital expenditures                                                        (2,193)          (2,091)
    Proceeds from asset sales                                                      248               76
                                                                             ---------        ---------
          Net cash used in investing activities                                 (2,311)          (6,165)
                                                                             ---------        ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                    15,844           16,964
    Principal payments on debt                                                  (7,528)          (9,521)
    Unit distribution to partners                                               (2,878)            ---
    Capital adjustment for MLP costs                                              (128)            ---
    Issuance of common stock                                                       ---               59
    Deferred tax adjustment                                                        ---              170
    Minority interest                                                              ---              (14)
                                                                             ---------        ---------
          Net cash provided by financing activities                              5,310            7,658
                                                                             ---------        ---------
 INCREASE IN CASH                                                                  817               92
 CASH, beginning of period                                                       1,170            1,237
                                                                             ---------        ---------
 CASH, end of period                                                         $   1,987        $   1,329
                                                                             =========        =========
 NONCASH FINANCING ACTIVITIES:
    Notes payable incurred on noncompete agreements                          $     182        $      40
    5% preferred stock dividend                                                    ---              150

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for--
      Interest                                                               $     491        $     364



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

                                   FORM 10-Q/A

                          PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

(a) The following exhibits are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

                 Exhibit
                 Number           Description
                 -------          -----------

                  10.1*           Bank Credit Facility ("BCF")

                10.1.1*           Amendment of BCF dated as of July 9, 1996.

                  10.2*           Note Purchase Agreement ("NPA")

                10.2.1*           Amendment of NPA dated as of July 25, 1996.


                  27.1           Financial Data Schedule - Filed with EDGAR
                                  version only


------------
* Filed previously



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


                                        HERITAGE PROPANE PARTNERS, L.P.

                                   By:  Heritage Holdings, Inc., General Partner



Date:  January 21, 1997                      By: /s/ H. Michael Krimbill
                                               ------------------------------

                                               H. Michael Krimbill
                                               (Chief Accounting Officer and
                                               officer duly authorized to
                                               sign on behalf of the registrant)

                                 EXHIBIT INDEX

                 Exhibit
                 Number           Description
                 -------          -----------
                  10.1*           Bank Credit Facility ("BCF")

                10.1.1*           Amendment of BCF dated as of July 9, 1996.

                  10.2*           Note Purchase Agreement ("NPA")

                10.2.1*           Amendment of NPA dated as of July 25, 1996.

                  27.1           Financial Data Schedule - Filed with EDGAR
                                  version only

------------
* Filed previously