Form 10-Q
period 1997-02-28
HERITAGE PROPANE PARTNERS L P
filed 1997-04-08
CIK 1012569

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM            to
                               ----------    ----------

COMMISSION FILE NUMBER 1-11727

                        HERITAGE PROPANE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                          73-1493906
(State or other jurisdiction of                           (I.R.S.Employer
 incorporation or organization)                          Identification No.)


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

Yes  X       No
   ------      ------

At March 28, 1997, the registrant had units outstanding as follows:

Heritage Propane Partners, L.P.       4,285,000         Common Units
                                      3,702,943         Subordinated Units

                                   FORM 10-Q
                        HERITAGE PROPANE PARTNERS, L.P.

                               TABLE OF CONTENTS

                                                                           Pages
                                                                           -----
PART I FINANCIAL INFORMATION

     Item 1. Financial Statements

             Heritage Propane Partners, L.P. and Subsidiaries

             Consolidated Balance Sheets as of February 28, 1997
               and August 31, 1996                                           1

             Consolidated Statements of Operations for the three and six
               months ended February 28, 1997 and February 29,1996           2

             Consolidated Statements of Cash Flows for the six months
               ended February 28, 1997 and February 29,1996                  3

             Notes to Consolidated Financial Statements                      4

     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           5

PART II OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                9

     Signatures

                                   FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT UNIT DATA)


                                     ASSETS                       February         August
                                     ------                       28, 1997       31, 1996
                                                                 --------        --------
                                                                (unaudited)
CURRENT ASSETS:
  Cash                                                           $  2,614        $  1,170
  Accounts receivable, net                                         25,165          10,859
  Inventories                                                       6,493          11,115
  Prepaid expenses                                                  2,156             870
                                                                 --------        --------
     Total current assets                                          36,428          24,014
PROPERTY, PLANT AND EQUIPMENT, net                                110,265         110,342
INVESTMENT IN AFFILIATES                                            5,234           4,882
INTANGIBLES AND OTHER ASSETS, net                                  47,514          48,612
                                                                 --------        --------
     Total assets                                                $199,441        $187,850
                                                                 ========        ========


                        LIABILITIES AND PARTNERS' CAPITAL
                        ---------------------------------

CURRENT LIABILITIES:
  Working capital facilities                                     $  7,685        $  5,600
  Accounts payable                                                 16,601          13,155
  Accrued and other current liabilities                             6,399           5,730
  Current maturities of long-term debt                                270             243
                                                                 --------        --------
     Total current liabilities                                     30,955          24,728
LONG-TERM DEBT                                                    133,575         132,521
                                                                 --------        --------
     Total liabilities                                            164,530         157,249
                                                                 --------        --------
PARTNERS' CAPITAL:
  Common unit holders (4,285,000 units outstanding)                18,680          16,392
  Subordinated unit holders (3,702,943 units outstanding)          15,880          13,902
  General Partner                                                     351             307
                                                                 --------        --------
     Total partners' capital                                       34,911          30,601
                                                                 --------        --------
     Total liabilities and partners' capital                     $199,441        $187,850
                                                                 ========        ========

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                         CONSOLIDATED BALANCE SHEETS.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT UNIT DATA)
                                  (UNAUDITED)

                                                       Three Months Ended                 Six Months Ended
                                                   February 28,    February 29,    February 28,     February 29,
                                                      1997             1996             1997             1996
                                                  -----------       --------       -----------       -----------
                                                                  (Predecessor)                      (Predecessor)
REVENUES
   Retail                                         $    57,140       $ 44,174       $    87,226       $    65,929
   Wholesale                                           22,701         18,474            38,182            28,031
   Other                                                4,444          4,464             9,520             9,093
                                                  -----------       --------       -----------       -----------
     Total revenues                                    84,285         67,112           134,928           103,053
                                                  -----------       --------       -----------       -----------

COST AND EXPENSES
   Cost of products sold                               54,584         42,041            89,066            63,811
   Depreciation and amortization                        2,706          2,215             5,317             4,596
   Selling, general and administrative                  1,435            878             2,645             1,922
   Operating expenses                                  11,823         10,553            21,484            18,846
                                                  -----------       --------       -----------       -----------
     Total costs and expenses                          70,548         55,687           118,512            89,175
                                                  -----------       --------       -----------       -----------

OPERATING INCOME                                       13,737         11,425            16,416            13,878
                                                  -----------       --------       -----------       -----------
GAIN ON DISPOSAL OF ASSETS                                183             58               315               115
OTHER INCOME                                              252            378               402               494
EQUITY IN EARNINGS OF AFFILIATES                          411            320               451               368
INTEREST EXPENSE                                       (3,008)        (3,503)           (5,950)           (6,779)
                                                  -----------       --------       -----------       -----------
INCOME BEFORE MINORITY INTEREST                        11,575          8,678            11,634             8,076
PROVISION FOR INCOME TAXES                                (20)        (3,541)              (20)           (3,541)
MINORITY INTEREST                                        (267)          (220)             (422)             (317)
                                                  -----------       --------       -----------       -----------

NET INCOME                                        $    11,288       $  4,917       $    11,192       $     4,218
                                                                    ========                         ===========

GENERAL PARTNER'S INTEREST IN NET INCOME                  114                              113
                                                  ===========                      ===========

LIMITED PARTNERS' INTEREST IN NET INCOME          $    11,174                      $    11,079
                                                  ===========                      ===========

NET INCOME PER LIMITED PARTNER UNIT               $      1.40                      $      1.39
                                                  ===========                      ===========

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING        7,987,943                        7,987,943
                                                  ===========                      ===========



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                           CONSOLIDATED STATEMENTS.

               HERITAGE PROPANE PARTNERS, L.P., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                          For the Six Months Ended
                                                                        February 28,    February 29,
                                                                            1997           1996
                                                                          --------       --------
                                                                                       (Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                             $ 11,192       $  4,218
   Reconciliation of net Income to net cash provided by
     operating activities---
     Depreciation and amortization                                           5,317          4,596
     Provision for losses on accounts receivable                               339             99
     Gain on disposal of assets                                               (315)          (115)
     Other                                                                    --              173
     Increase in deferred income taxes                                        --            3,506
     Undistributed earnings of affiliates                                     (352)          (374)
   Changes in assets and liabilities, net of effect of acquisitions:
     Accounts receivable                                                   (14,640)       (15,338)
    Inventories                                                              4,622          3,722
     Prepaid expenses                                                         (229)          (561)
     Intangibles and other assets                                             (275)          (151)
     Accounts payable                                                        3,442          7,147
     Accrued and other current liabilities                                     667            321
                                                                          --------       --------
         Net cash provided by operating activities                           9,768          7,243
                                                                          --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired                         (1,489)        (4,150)
   Capital expenditures                                                     (4,264)        (4,990)
   Proceeds from asset sales                                                 1,327            192
                                                                          --------       --------
         Net cash used in investing activities                              (4,426)        (8,948)
                                                                          --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                 34,099         19,245
   Principal payments on debt                                              (31,114)       (16,795)
   Unit distribution to partners                                            (6,883)          --
   Other                                                                      --               28
                                                                          --------       --------
         Net cash provided by (used in) financing activities                (3,898)         2,478
                                                                          --------       --------
INCREASE IN CASH                                                             1,444            773
CASH, beginning of period                                                    1,170          1,237
                                                                          --------       --------
CASH, end of period                                                       $  2,614       $  2,010
                                                                          ========       ========
NONCASH FINANCING ACTIVITIES:
   Notes payable incurred on noncompete agreements                        $    182       $     40

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

   Cash paid during the period for
     Interest                                                             $  6,225       $  6,902




 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT UNIT DATA)

1.       GENERAL:

The accompanying unaudited consolidated financial statements have been prepared by Heritage Propane Partners, L.P. (the Partnership) and should be read in conjunction with the Partnership's consolidated financial statements as of August 31, 1996 and the notes thereto included in the Partnership's consolidated financial statements included in Form 10-K as filed with the Securities and Exchange Commission. The foregoing financial statements include only normal recurring accruals and all adjustments which the Partnership considers necessary for a fair presentation.

2.       DETAILS TO CONSOLIDATED BALANCE SHEETS:

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using average cost while the cost of appliances, parts and fittings is determined by the first-in, first-out method. Inventories consist of the following:


                                        FEB. 28,       AUG. 31,
                                          1997          1996
                                         -------      -------
                                       (UNAUDITED)
Fuel                                     $ 3,305      $ 7,735
Appliances, parts and fittings             3,188        3,380
                                         -------      -------
                                         $ 6,493      $11,115
                                         =======      =======




3.       INCOME PER LIMITED PARTNER UNIT:

Income per limited partner unit is computed by dividing net income, after considering the General Partner's one percent interest, by the weighted average number of Common and Subordinated Units outstanding.

4.       CASH DISTRIBUTIONS:

A cash distribution of $2,820, or $.353 per Common and Subordinated unit, was paid on October 15, 1996 to Unitholders of record on October 1, 1996 and $58 was distributed to the General Partner. A cash distribution of $3,993 or $.50 per Common and Subordinated unit, was paid on January 14, 1997 to Unitholders of record on January 2, 1997 and $82 was distributed to the General Partner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF UNAUDITED HISTORICAL RESULTS OF OPERATIONS

         On June 28, 1996, Heritage Propane Partners, L.P. (the Partnership) acquired certain assets of Heritage Holdings, Inc. (the Company) and completed an initial public offering. The following discussion reflects for the periods indicated the results of operations and operating data for the Partnership and its predecessor, the Company. Since February 29, 1996, the Company/Partnership has consummated eight acquisitions which affect the comparability of prior period financial results as they are, for the most part included in all six months for the period ending February 28, 1997 and the three months then ended, yet the acquisition volumes were not included in the comparable periods of the prior year. Amounts discussed below reflect 100% of the results of operations of M-P Oils Partnership, a general partnership in which the Partnership owns a 60% interest. Because M-P Oils Partnership is primarily engaged in lower-margin wholesale propane distribution, its contribution to the Partnership's net income and EBITDA is not significant.

         The Partnership's results of operations are, and the Company's results of operations were, dependent in a large part on weather conditions in their service areas. Because a substantial portion of the Partnership's propane is used in the heating-sensitive residential and commercial markets, the temperatures realized in the Partnership's areas of operations, have a significant effect on the financial performance of the Partnership. As a result, volumes of propane sold are highest during the peak heating season of November through March. Warmer than normal weather during this peak season will tend to have a negative effect on the volumes of propane sold.

         The retail propane business is a "margin-based" business in which gross profits depend on the excess of sales price over propane supply costs. The market price of propane is often subject to volatile changes as a result of supply or other market conditions over which the Partnership will have no control. Since rapid increases in the wholesale cost of propane, as was seen during the current heating season, may not be immediately passed on to retail customers, such increases could reduce the Partnership's gross profits.

         Six Months Ended February 28, 1997 Compared to Six Months Ended February 29, 1996.

         Volume. During the six months ended February 28, 1997, the Partnership sold 80.4 million retail gallons, an increase of 6.8 million retail gallons or
9.2 % from the 73.6 million retail gallons sold in the six months ended February 29, 1996. This increase was primarily attributable both to the effect of acquisitions and internal growth, but was offset by warmer than normal weather in the Partnership's southeast and southwest areas of operation.

         The Partnership also sold approximately 68.7 million wholesale gallons in the six months ended February 28, 1997, a decrease of 5.0 million wholesale gallons or 6.8% from the 73.7 million wholesale gallons in the six months ended February 29, 1996. The decrease in wholesale volumes was all attributable to the decreased wholesale volumes in the foreign operations of M-P Oils Partnership.

         Revenues. Total revenues increased $31.8 million or 30.8% to $134.9 million for the six months ended February 28, 1997, as compared to $103.1 million for the six month period ended February 29, 1996. Domestic revenues increased $24.0 million or 29.5% to $105.3 million for the six months ended February 28, 1997, as compared to $81.3 million for the six months ended February 29, 1996. Foreign revenues increased $7.8 million or 35.8% for the six months ended February 28, 1997, as compared to $21.8 million for the same six month period for last year. The increase in foreign revenues was attributable entirely to increased selling prices whereas the increased domestic revenues were due to higher selling prices and greater volumes associated with acquisitions and internal growth.

         Cost of Sales. Total cost of sales increased $25.3 million or 39.7% to $89.1 million for the six months ended February 28, 1997, as compared to $63.8 million for the six months ended February 29, 1996. Domestic cost of sales increased $17.5 million or 41.0% to $60.2 million for the six months ended February 28, 1997, as compared to $42.7 million for the prior six month period. Foreign cost of sales increased $7.8 million or 37.0% to $28.9 million for the six months ended February 28, 1997, as compared to $21.1 million for the six months ended February 29, 1996. The increases in domestic and foreign cost of sales were primarily attributable to higher propane costs (an average of $.15 per gallon over last year) and increased retail gallons.

         Gross Profit. Gross profit increased $6.7 million or 17.1% to $45.9 million for the six months ended February 28, 1997, as compared to $39.2 million for the same six month period last year. This increase was attributable to an increase in retail volumes sold and an increase in domestic margins.

         Operating Expenses. Operating expenses increased $2.7 million or 14.4% to $21.5 million in the six months ended February 28, 1997, as compared to $18.8 million in the six months ended February 29, 1996. The majority of this increase was attributable to higher volumes resulting from acquisitions.

         Selling, General and Administrative. Selling, general and administrative expenses were $2.6 million for the six months ending February 28, 1997, an increase of $.7 million or 36.8% as compared to $1.9 million for the six months ending February 29, 1996. This increase resulted from costs associated with being a public entity as well as master limited partnership.

         Depreciation and Amortization. Depreciation and amortization increased approximately $.7 million or 15.2% to $5.3 million in the six months ended February 28, 1997, as compared to $4.6 million for the prior period. This increase was the result of additional depreciation and amortization associated with acquisitions.

         Operating Income. Operating income increased $2.5 million or 18.0% to $16.4 million for the six months ending February 28, 1997, as compared to $13.9 million for the six months ended February 29, 1996. This increase was primarily due to greater volumes related to acquisitions and internal growth partially offset by the associated increases in operating expenses.

         Net Income. Net income increased $7.0 million or 166.7% to $11.2 million for the six months ending February 28, 1997, as compared to $4.2 million for the six months ended February 29, 1996. This increase is the result of higher operating income and lower interest expense in the six months ending February 28, 1997, and the elimination of an income tax provision in 1997 as a result of converting to a partnership form versus the $3.5 million income tax provision that the Company recorded for the six months ended February 29, 1996.

         EBITDA. EBITDA increased $3.6 million or 18.9% to $22.6 million in the six months ended February 28, 1997, as compared to $19.0 million for the prior period. This increase was due to increased domestic margins and volumes related to acquisitions and internal growth partially offset by the related increase in operating expenses.

         Three Months Ended February 28, 1997 Compared to Three Months Ended February 29, 1996.

         Volume. During the three months ended February 28, 1997, the Partnership sold 48.9 million retail gallons, an increase of 1.4 million retail gallons or 2.9% from the 47.5 million retail gallons sold in the three months ended February 29, 1996. This increase was primarily attributable to the effect of acquisitions offset by a decrease due to warmer weather in the Partnership's areas of operations during the three months ended February 28, 1997 as compared to the same period of the prior year.

         The Partnership also sold approximately 38.7 million wholesale gallons in the three months ended February 28, 1997, a decrease of 7.2 million wholesale gallons or 15.7% from the 45.9 million wholesale gallons in the three months ended February 29, 1996. The decrease in wholesale volumes was mainly attributable to the decreased wholesale volumes in the foreign operations of M-P Oils Partnership.

         Revenues. Total revenues increased $17.2 million or 25.6% to $84.3 million for the three months ended February 28, 1997, as compared to $67.1 million for the same three month period last year. Domestic revenues increased $13.6 million or 25.3% to $67.3 million for the three months ended February 28, 1997, as compared to $53.7 million for the three months ended February 29, 1996. Foreign revenues increased $3.6 million or 26.9% for the three months ended February 28, 1997, as compared to $13.4 million for the prior period. The increase in foreign revenues was attributable entirely to increased selling prices whereas the increased domestic revenues resulted from higher selling prices and greater volumes associated with acquisitions.

         Cost of Sales. Total cost of sales increased $12.6 million or 30.0% to $54.6 million for the three months ended February 28, 1997, as compared to $42.0 million for the three months ended February 29, 1996. Domestic cost of sales increased $8.9 million or 30.7% to $37.9 million for the three months ended February 28, 1997, as compared to $29.0 million for the comparable three month period last year. Foreign cost of sales increased $3.7 million or 28.5% to $16.7 million for the three months ended February 28, 1997, as compared to $13.0 million for the prior period. The increases in domestic and foreign cost of sales were primarily attributable to higher propane costs and increased retail volumes

         Gross Profit. Gross profit increased $4.6 million or 18.3% to $29.7 million for the three months ended February 28, 1997, as compared to $25.1 million for the same three month period last year. This increase was attributable to an increase in retail volumes sold and an increase in domestic margins.

         Operating Expenses. Operating expenses increased $1.2 million or 11.3% to $11.8 million in the three months ended February 28, 1997, as compared to $10.6 million in the three months ended February 29, 1996. This increase was attributable to higher own use vehicle fuel costs associated with higher propane prices and volumes resulting from acquisitions.

         Selling, General and Administrative. Selling, general and administrative expenses were $1.4 million for the three months ending February 28, 1997, an increase of $.5 million or 55.6% as compared to $.9 million for the three months ending February 29, 1996. This increase resulted from costs associated with being a public entity as well as a master limited partnership.

         Depreciation and Amortization. Depreciation and amortization increased approximately $.5 million or 22.7% to $2.7 million in the three months ended February 28, 1997, as compared to $2.2 million for the same three month period last year. This increase was the result of additional depreciation and amortization associated with acquisitions.

         Operating Income. Operating income increased $2.3 million or 20.2% to $13.7 million for the three months ending February 28, 1997, as compared to $11.4 million for the three months ended February 29, 1996. This increase was primarily due to greater volumes related to acquisitions and higher margins partially offset by the associated increases in operating expenses and the impact of warmer weather.

         Net Income. Net income increased $6.4 million or 130.6% to $11.3 million for the three months ending February 28, 1997, as compared to $4.9 million for the three months ended February 29, 1996. This increase is the result of higher operating income and lower interest expense in the three months ending February 28, 1997, and the elimination of an income tax provision in 1997 as a result of converting to a partnership form versus the $3.5 million income tax provision that the Company recorded for the three months ending February 29, 1996.

         EBITDA. EBITDA increased $2.8 million or 19.6% to $17.1 million in the three months ended February 28, 1997, as compared to $14.3 million for the prior year three month period. This increase was due to increased volumes related to acquisitions and internal growth partially offset by the related increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows

         Cash provided by operating activities during the six months ended February 28, 1997, was $9.8 million compared to $7.2 million during the six months ended February 29, 1996. The cash flows from operations during the six months ended February 28, 1997, consisted primarily of net income of $11.2 million, noncash charges of $5.3 million, principally depreciation and amortization, and a decrease in inventories of $4.6 million. These increases to the cash flow from operations were offset by an increase in accounts receivable, which is typical for the Partnership during the heating season.

         Cash used in investing activities during the six months ended February 28, 1997 included capital expenditures for acquisitions amounting to $1.5 million plus $4.3 million spent for maintenance needed to sustain operations at current levels, new customer tanks to support growth of operations and other miscellaneous capitalized items. These amounts were partially offset by the proceeds from asset sales of $1.3 million.

         Cash used by financing activities during the six months ended February 28, 1997 of $3.9 million reflects cash distributions to unit holders of $6.9 million offset by net working capital borrowings of $3.0 million for operating purposes under the credit facilities available to the Partnership.

         Financing and Sources of Liquidity

         The Partnership has a Bank Credit Facility, which includes a Working Capital Facility, a revolving credit facility providing for up to $15.0 million of borrowings to be used for working capital and other general partnership purposes, and an Acquisition Facility, a revolving credit facility providing for up to $25.0 million of borrowings to be used for acquisitions and improvements.

         The Partnership uses almost all of its cash provided by operating and financing activities to fund acquisition, maintenance and growth capital expenditures. Acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and intangibles associated with such acquired businesses, were $1.5 million for the six months ended February 28, 1997, as compared to $4.2 million during the six months ended February 29, 1996.

         The assets utilized in the propane business do not typically require lengthy manufacturing process time nor complicated, high technology components. Accordingly, the Partnership does not have any significant financial commitments for capital expenditures. In addition, the Partnership has not experienced any significant increases attributable to inflation in the cost of these assets.

         The ability of the Partnership to satisfy its obligations will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. Future capital needs of the Partnership are expected to be provided by future operations, existing cash balances and the Working Capital Facility. The Partnership may incur additional indebtedness or issue additional Units to fund possible future acquisitions.

                                   FORM 10-Q
                          PART II -- OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

(a) The following exhibits are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

         Exhibit
         Number              Description
         -------             -----------
         10.1.2        Amendment of Bank Credit Facility dated as of
                       February 28, 1997

         10.2.1        Amendment of Note Purchase Agreement dated as of
                       March 11, 1997

         10.6.1        Amendment of Restricted Unit Plan dated as of
                       October 17, 1996

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


                                         HERITAGE PROPANE PARTNERS, L.P.

                                         By: Heritage Holdings, Inc.,
                                             General Partner



Date:  April 7, 1997                     By: /s/ H. Michael Krimbill
                                            -------------------------
                                             H. Michael Krimbill
                                             (Chief Accounting Officer and
                                             officer duly authorized to sign
                                             on behalf of the registrant)

                               INDEX TO EXHIBITS

Exhibit
Number                       Description
-------                      -----------

10.1.2          Amendment of Bank Credit Facility dated as of February 28, 1997

10.2.1          Amendment of Note Purchase Agreement dated as of March 11, 1997

10.6.1          Amendment of Restricted Unit Plan dated as of October 17, 1996

27.1            Financial Data Schedule - Filed with EDGAR version only