Form 10-Q
period 1997-05-31
HERITAGE PROPANE PARTNERS L P
filed 1997-07-14
CIK 1012569

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 1997

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

At June 30, 1997, the registrant had units outstanding as follows:
Heritage Propane Partners, L.P.    4,285,000    Common Units
                                   3,702,943    Subordinated Units

                                   FORM 10-Q
                        HERITAGE PROPANE PARTNERS, L.P.

                               TABLE OF CONTENTS

                                                                                Pages
                                                                                -----
PART I  FINANCIAL INFORMATION

        Item 1. Financial Statements

                Heritage Propane Partners, L.P. and Subsidiaries

                Consolidated Balance Sheets as of  May 31, 1997
                   and August 31, 1996                                            1

                Consolidated Statements of Operations for the three and
                   nine months ended May 31, 1997 and May 31,1996 (Predecessor)   2

                Consolidated Statements of Cash Flows for the nine months
                   ended May 31, 1997 and May 31,1996 (Predecessor)               3

                Notes to Consolidated Financial Statements                        4

        Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                            5

PART II OTHER INFORMATION

        Item 6. Exhibits and Reports on Form 8-K                                  9

        Signatures

                                   FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT UNIT DATA)


                     ASSETS                                   May       August
                                                            31, 1997   31, 1996
                                                            --------   --------
                                                          (unaudited)
CURRENT ASSETS:
  Cash                                                      $  1,696   $  1,170
  Accounts receivable, net                                    11,568     10,859
  Inventories                                                  8,452     11,115
  Prepaid expenses                                             1,183        870
                                                            --------   --------
    Total current assets                                      22,899     24,014
PROPERTY, PLANT AND EQUIPMENT, net                           112,038    110,342
INVESTMENT IN AFFILIATES                                       4,205      4,882
INTANGIBLES AND OTHER ASSETS, net                             49,923     48,612
                                                            --------   --------
    Total assets                                            $189,065   $187,850
                                                            ========   ========
           LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Working capital facilities                                $    300   $  5,600
  Accounts payable                                             9,767     13,155
  Accrued and other current liabilities                        8,960      5,730
  Current maturities of long-term debt                           360        243
                                                            --------   --------
    Total current liabilities                                 19,387     24,728
LONG-TERM DEBT, less current maturities                      139,293    132,521
                                                            --------   --------
    Total liabilities                                        158,680    157,249
                                                            --------   --------
PARTNERS' CAPITAL:
  Common unit holders (4,285,000 units outstanding)           16,277     16,392
  Subordinated unit holders (3,702,943 units outstanding)     13,803     13,902
  General Partner                                                305        307
                                                            --------   --------
    Total partners' capital                                   30,385     30,601
                                                            --------   --------
    Total liabilities and partners' capital                 $189,065   $187,850
                                                            ========   ========


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL
                  PART OF THESE CONSOLIDATED BALANCE SHEETS.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT UNIT DATA)
                                  (UNAUDITED)


                                           Three Months Ended        Nine Months Ended
                                          May 31,      May 31,      May 31,      May 31,
                                           1997         1996         1997         1996
                                         ---------    ---------    ---------    ---------
                                                    (Predecessor)             (Predecessor)
REVENUES
   Retail                                $  26,438    $  24,800    $ 113,664    $  90,729
   Wholesale                                10,898        8,334       49,080       36,365
   Other                                     3,576        3,589       13,551       13,111
                                         ---------    ---------    ---------    ---------
    Total revenues                          40,912       36,723      176,295      140,205
                                         ---------    ---------    ---------    ---------

COST AND EXPENSES
   Cost of products sold                    24,453       21,739      113,519       85,550
   Depreciation and amortization             2,848        2,373        8,165        6,969
   Selling, general and administrative       1,342        1,147        3,978        3,061
   Operating expenses                        9,812        8,672       31,323       27,526
                                         ---------    ---------    ---------    ---------
    Total costs and expenses                38,455       33,931      156,985      123,106
                                         ---------    ---------    ---------    ---------

OPERATING INCOME                             2,457        2,792       19,310       17,099
                                         ---------    ---------    ---------    ---------
GAIN (lOSS) 0N DISPOSAL OF ASSETS              (44)          31          267          146
OTHER INCOME (EXPENSE)                          21         (131)         (10)         (66)
EQUITY IN EARNINGS OF AFFILIATES               111           41          562          409
INTEREST EXPENSE                            (2,961)      (3,195)      (8,911)      (9,974)
                                         ---------    ---------    ---------    ---------
INCOME (LOSS) BEFORE MINORITY INTEREST        (416)        (462)      11,218        7,614
PROVISION FOR INCOME TAXES                      (4)         228          (24)      (3,313)
MINORITY INTEREST                              (71)         (38)        (493)        (355)
                                         ---------    ---------    ---------    ---------

NET INCOME (LOSS)                        $    (491)   $    (272)   $  10,701    $   3,946
                                                      =========                 =========

GENERAL PARTNER'S INTEREST IN
NET INCOME (LOSS)                               (5)                      108
                                         =========                 =========

LIMITED PARTNERS' INTEREST IN
NET INCOME (LOSS)                        $    (486)                $  10,593
                                         =========                 =========

NET INCOME (LOSS) PER LIMITED
PARTNER UNIT                             $   (0.06)                $    1.33
                                         =========                 =========

WEIGHTED AVERAGE NUMBER OF UNITS
OUTSTANDING                              7,987,943                 7,987,943
                                         =========                 =========


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                     PART OF THESE CONSOLIDATED STATEMENTS

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    For the Nine Months Ended
                                                                        May 31,     May 31,
                                                                         1997        1996
                                                                       --------    --------
                                                                                 (Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                          $ 10,701    $  3,946
   Reconciliation of net Income to net cash provided by
    operating activities---
    Depreciation and amortization                                         8,165       6,969
    Provision for losses on accounts receivable                             492         216
    Gain on disposal of assets                                             (267)       (146)
    Other                                                                   ---         173
    Increase in deferred income taxes                                       ---       3,278
    Undistributed earnings of affiliates                                   (519)       (417)
   Changes in assets and liabilities, net of effect of acquisitions:
    Accounts receivable                                                    (775)     (2,304)
    Inventories                                                           2,868       4,445
    Prepaid expenses                                                        (26)     (1,591)
    Intangibles and other assets                                           (301)       (655)
    Accounts payable                                                     (3,495)        143
    Accrued and other current liabilities                                 3,127          74
                                                                       --------    --------
    Net cash provided by operating activities                            19,970      14,131
                                                                       --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired                      (3,941)     (8,367)
   Capital expenditures                                                  (5,566)     (5,842)
   Proceeds from asset sales                                              1,360         258
                                                                       --------    --------
    Net cash used in investing activities                                (8,147)    (13,951)
                                                                       --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                              45,013      36,745
   Principal payments on debt                                           (45,393)    (35,465)
   Unit distribution to partners                                        (10,917)        ---
   Other                                                                    ---          28
                                                                       --------    --------
    Net cash provided by (used in) financing activities                 (11,297)      1,308
                                                                       --------    --------
INCREASE IN CASH                                                            526       1,488
CASH, beginning of period                                                 1,170       1,237
                                                                       --------    --------
CASH, end of period                                                    $  1,696    $  2,725
                                                                       ========    ========
NONCASH FINANCING ACTIVITIES:
   Notes payable incurred on noncompete agreements                     $  1,294    $    500

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for
    Interest                                                           $  6,561    $ 10,140


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

2.   DETAILS TO CONSOLIDATED BALANCE SHEETS:

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using average cost while the cost of appliances, parts and fittings is determined by the first-in, first-out method. Inventories consist of the following:

                                                        MAY 31,    AUG. 31,
                                                         1997       1996
                                                       --------   --------
                                                     (UNAUDITED)
Fuel                                                   $  5,190   $  7,735
Appliances, parts and fittings                            3,262      3,380
                                                       --------   --------
                                                       $  8,452   $ 11,115
                                                       ========   ========


3.   INCOME OR LOSS PER LIMITED PARTNER UNIT:

Income or loss per limited partner unit is computed by dividing net income or loss, after considering the General Partner's one percent interest, by the weighted average number of Common and Subordinated Units outstanding.

4.   CASH DISTRIBUTIONS:

A cash distribution of $2,820, or $.353 per Common and Subordinated unit, was paid on October 15, 1996 to Unitholders of record on October 1, 1996 and $58 was distributed to the General Partner. Cash distributions of $3,993 or $.50 per Common and Subordinated unit, were paid on January 14, 1997 and on April 14, 1997 to Unitholders of record on January 2, 1997 and April 2, 1997 respectively. The General Partner received $82 from each of these distributions.

5.   RECLASSIFICATIONS:

Certain prior quarter amounts have been reclassified to conform with the current quarter presentations. These reclassifications have no impact on net income or loss.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ANALYSIS OF UNAUDITED HISTORICAL RESULTS OF OPERATIONS

     On June 28, 1996, Heritage Propane Partners, L.P. (the Partnership) acquired certain assets of Heritage Holdings, Inc. (the Company) and completed an initial public offering. The following discussion reflects for the periods indicated the results of operations and operating data for the Partnership and its predecessor, the Company. Since May 31, 1996, the Company/Partnership has consummated nine acquisitions which affect the comparability of prior period financial results as they are, for the most part included in all nine months for the period ending May 31, 1997 and the three months then ended, yet the acquisition volumes were not included in the comparable periods of the prior year. Amounts discussed below reflect 100% of the results of operations of M-P Oils Partnership, a general partnership in which the Partnership owns a 60% interest. Because M-P Oils Partnership is primarily engaged in lower-margin wholesale propane distribution, its contribution to the Partnership's net income and EBITDA is not significant.

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

     The retail propane business is a "margin-based" business in which gross profits depend on the excess of sales price over propane supply costs. The market price of propane is often subject to volatile changes as a result of supply or other market conditions over which the Partnership has no control. Since rapid increases in the wholesale cost of propane, as was seen during the current heating season, may not be immediately passed on to retail customers, such increases could reduce the Partnership's gross profits.

     Nine Months Ended May 31, 1997 Compared to Nine Months Ended May 31, 1996.

     Volume. During the nine months ended May 31, 1997, the Partnership sold
107.0 million retail gallons, an increase of 6.1 million retail gallons or 6.0 % from the 100.9 million retail gallons sold in the nine months ended May 31, 1996. This increase was primarily attributable both to the effect of acquisitions and internal growth, but was offset by warmer than normal weather in the Partnership's southeast and southwest areas of operation.

     The Partnership also sold approximately 97.8 million wholesale gallons in the nine months ended May 31, 1997, an increase of 3.1 million wholesale gallons or 3.3% from the 94.7 million wholesale gallons in the nine months ended May 31, 1996. The increase in wholesale volumes was mainly attributable to the increased wholesale volumes in the foreign operations of M-P Oils Partnership.

     Revenues. Total revenues increased $36.1 million or 25.7% to $176.3 million for the nine months ended May 31, 1997, as compared to $140.2 million for the nine month period ended May 31, 1996. Domestic revenues increased $25.7 million or 22.9% to $138.0 million for the nine months ended May 31, 1997, as compared to $112.3 million for the nine months ended May 31, 1996. Foreign revenues increased $10.4 million or 37.3% to $38.3 million for the nine months ended May 31, 1997, as compared to $27.9 million for the comparable nine month period last year. The increase in foreign revenues was mainly attributable to increased selling prices whereas the increased domestic revenues were due to higher selling prices and greater volumes associated with acquisitions and internal growth.

     Cost of Sales. Total cost of sales increased $27.9 million or 32.6% to $113.5 million for the nine months ended May 31, 1997, as compared to $85.6 million for the nine months ended May 31, 1996. Domestic cost of sales increased $17.6 million or 30.1% to $76.1 million for the nine months ended May 31, 1997, as compared to $58.5 million for the comparable nine month period last year. Foreign cost of sales increased $10.3 million or 38.0% to $37.4 million for the nine months ended May 31, 1997, as compared to $27.1 million for the nine months ended May 31, 1996. The increases in domestic and foreign cost of sales were primarily attributable to higher propane costs, domestic being an average of $.116 per gallon over last year and foreign an average of $.119 per gallon, and the increase in retail gallons.

     Gross Profit. Gross profit increased $8.2 million or 15.0% to $62.8 million for the nine months ended May 31, 1997, as compared to $54.6 million for the same nine month period last year. This increase was mainly attributable to an increase in retail volumes sold and an increase in domestic and foreign margins.

     Operating Expenses. Operating expenses increased $3.8 million or 13.8% to $31.3 million in the nine months ended May 31, 1997, as compared to $27.5 million in the nine months ended May 31, 1996. The majority of this increase was attributable to an increase in wages and plant operations resulting from acquisitions. Vehicle expenses also contributed to this increase due to higher own use vehicle fuel costs associated with higher propane prices and volumes.

     Selling, General and Administrative. Selling, general and administrative expenses were $4.0 million for the nine months ending May 31, 1997, an increase of $1.0 million or 33.3% as compared to $3.0 million for the nine months ending May 31, 1996. This increase resulted from costs associated with being a public entity as well as master limited partnership.

     Depreciation and Amortization. Depreciation and amortization increased approximately $1.2 million or 17.1% to $8.2 million in the nine months ended May 31, 1997, as compared to $7.0 million for the same period last year. This increase was the result of additional depreciation and amortization associated with acquisitions.

     Operating Income. Operating income increased $2.2 million or 12.9% to $19.3 million for the nine months ending May 31, 1997, as compared to $17.1 million for the nine months ended May 31, 1996. This increase was primarily due to greater volumes related to acquisitions and internal growth partially offset by the associated increases in operating expenses.

     Net Income. Net income increased $6.8 million or 174.4% to $10.7 million for the nine months ending May 31, 1997, as compared to $3.9 million for the nine months ended May 31, 1996. This increase is the result of higher operating income and lower interest expense in the nine months ending May 31, 1997, and the elimination of an income tax provision in 1997 as a result of converting to a partnership form versus the $3.3 million income tax provision that the Company recorded for the nine months ended May 31, 1996.

     EBITDA. Earnings before interest, taxes, depreciation, and amortization increased $3.7 million or 15.0% to $28.3 million in the nine months ended May 31, 1997, as compared to $24.6 million for the same period last year. This increase was due to increased domestic margins and volumes related to acquisitions and internal growth partially offset by the related increase in operating expenses.


     Three Months Ended May 31, 1997 Compared to Three Months Ended May 31,
1996.

     Volume. During the three months ended May 31, 1997, the Partnership sold
26.6 million retail gallons, a slight decrease of .7 million retail gallons or 2.6% from the 27.3 million retail gallons sold in the three months ended May 31, 1996. This decrease was primarily attributable to warmer weather in the Partnership's areas of operations during the three months ended May 31, 1997 as compared to the same period of the prior year. The peak month of the three month period ending May 31, 1997 being March, was the month most adversely affected by warmer than normal weather and warmer weather than the same period last year.

     The Partnership also sold approximately 29.1 million wholesale gallons in the three months ended May 31, 1997, an increase of 8.1 million wholesale gallons or 38.6% from the 21.0 million wholesale gallons in the three months ended May 31, 1996. The increase in wholesale volumes was mainly attributable to the increased wholesale volumes in the foreign operations of M-P Oils Partnership.

     Revenues. Total revenues increased $4.2 million or 11.4% to $40.9 million for the three months ended May 31, 1997, as compared to $36.7 million for the same three month period last year. Domestic revenues increased $1.6 million or 5.2% to $32.2 million for the three months ended May 31, 1997, as compared to $30.6 million for the three months ended May 31, 1996. Foreign revenues increased $2.6 million or 42.6% to $8.7 million for the three months ended May 31, 1997, as compared to $6.1 million for the same three month period last year. The increase in foreign revenues was attributable to increased volumes whereas the increased domestic revenues resulted from higher selling prices and offset by the decrease in volumes due to warmer weather.

     Cost of Sales. Total cost of sales increased $2.7 million or 12.4% to $24.4 million for the three months ended May 31, 1997, as compared to $21.7 million for the three months ended May 31, 1996. Domestic cost of sales increased $.2 million or 1.3% to $15.9 million for the three months ended May 31, 1997, as compared to $15.7 million for the comparable three month period last year. Foreign cost of sales increased $2.5 million or 41.7% to $8.5 million for the three months ended May 31, 1997, as compared to $6.0 million for the same three month period last year. The increase in foreign cost of sales was primarily attributable to increased volumes. The peak selling month of the three month period ending May 31, 1997 being March was affected by the higher propane costs coming out of winter and decreased volumes due to the warm weather leaving the Partnership with high priced inventory that carried through to the end of the quarter. The increase in domestic cost of sales was due to the higher propane costs but was offset by the decrease in retail volumes.

     Gross Profit. Gross profit increased $1.5 million or 10.0% to $16.5 million for the three months ended May 31, 1997, as compared to $15.0 million for the same three month period last year. This increase was attributable to an increase in foreign volumes sold and an increase in domestic margins.

     Operating Expenses. Operating expenses increased $1.1 million or 12.6% to $9.8 million in the three months ended May 31, 1997, as compared to $8.7 million in the three months ended May 31, 1996. This increase was primarily attributable to costs associated with acquisitions.

     Selling, General and Administrative. Selling, general and administrative expenses were $1.3 million for the three months ending May 31, 1997, an increase of $.2 million or 18.2% as compared to $1.1 million for the three months ending May 31, 1996. This increase resulted from costs associated with being a public entity as well as a master limited partnership.

     Depreciation and Amortization. Depreciation and amortization increased approximately $.5 million or 20.8% to $2.9 million in the three months ended May 31, 1997, as compared to $2.4 million for the same three month period last year. This increase was the result of additional depreciation and amortization associated with acquisitions.

     Operating Income. Operating income decreased $0.3 million or 10.7% to $2.5 million for the three months ending May 31, 1997, as compared to $2.8 million for the three months ended May 31, 1996. This decrease was primarily due to the acquisition associated increases in operating expenses and the impact of warmer weather.

     Net Income. Net income decreased $0.2 million or 66.7% to $(0.5) million for the three months ending May 31, 1997, as compared to $(0.3) million for the three months ended May 31, 1996. This decrease is the result of lower operating income.

         EBITDA. Earnings before interest, taxes, depreciation, and amortization increased $0.4 million or 7.7% to $5.6 million in the three months ended May 31, 1997, as compared to $5.2 million for the prior year three month period. This increase was due to increased gross profit offset by the acquisition related increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flows

     Cash provided by operating activities during the nine months ended May 31, 1997, was $20.0 million compared to $14.1 million during the nine months ended May 31, 1996. The cash flows from operations during the nine months ended May 31, 1997, consisted primarily of net income of $10.7 million and noncash charges of $7.9 million, principally depreciation and amortization. Cash flows from operating activities are greatest during the third quarter when customers are paying for propane purchased during the heating season of the first and second quarters.

     Cash used in investing activities during the nine months ended May 31, 1997 included capital expenditures for acquisitions amounting to $3.9 million, net of cash received plus $5.6 million spent for maintenance needed to sustain operations at current levels, new customer tanks to support growth of operations and other miscellaneous capitalized items. These amounts were partially offset by the proceeds from asset sales of $1.4 million.

     Cash used by financing activities during the nine months ended May 31, 1997 of $11.3 million reflects cash distributions to unit holders of $10.9 million plus net working capital borrowings of $.4 million for operating purposes under the credit facilities available to the Partnership.

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

     The Partnership uses almost all of its cash provided by operating and financing activities to fund acquisition, maintenance and growth capital expenditures. Acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and intangibles associated with such acquired businesses, were $3.9 million for the nine months ended May 31, 1997, as compared to $8.4 million during the nine months ended May 31, 1996.

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

          Exhibit
          Number       Description
          -------      -----------
          21.1.1       List of Subsidiaries

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


                                       HERITAGE PROPANE PARTNERS, L.P.

                                   By: Heritage Holdings, Inc., General Partner



Date: July 14, 1997                By: /s/ H. Michael Krimbill
                                      ------------------------------------
                                       H. Michael Krimbill
                                       (Chief Accounting Officer and
                                       officer duly authorized to sign
                                       on behalf of the registrant)

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
21.1.1       List of Subsidiaries

27.1         Financial Data Schedule - Filed with EDGAR version only