Form 10-K
period 1997-08-31
HERITAGE PROPANE PARTNERS L P
filed 1997-10-24
CIK 1012569

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED AUGUST 31, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                 to
                                        ---------------    ----------

         COMMISSION FILE NUMBER 1-11727

                        HERITAGE PROPANE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                                                                 73-1493906
(State or other jurisdiction of incorporation or organization)                                (I.R.S. Employer Identification No.)

           8801 SOUTH YALE AVENUE, SUITE 310, TULSA, OKLAHOMA 74137
            (Address of principal executive offices and zip code)

                                 (918) 492-7272
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                  Title of class                  Name of each exchange on
                                                       which registered
                  Common Units                    New York Stock Exchange

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
Yes   X    No
    -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value as of October 14, 1997, of the registrant's Common Units held by nonaffiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $107,486,000.

At October 14, 1997, the registrant had units outstanding as follows:
Heritage Propane Partners, L.P.            4,512,085         Common Units
                                           3,702,943         Subordinated Units
Documents Incorporated by Reference:  None

                        HERITAGE PROPANE PARTNERS, L.P.

                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS


                                                              PART I
                                                                                                   PAGE
                                                                                                   ----
ITEM   1.  BUSINESS..................................................................................1

ITEM   2.  PROPERTIES................................................................................7

ITEM   3.  LEGAL PROCEEDINGS.........................................................................8

ITEM   4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................8


                                                              PART II


ITEM   5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED
                             UNITHOLDER MATTERS......................................................8

ITEM   6.  SELECTED HISTORICAL FINANCIAL AND OPERATING DATA..........................................9

ITEM   7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                             CONDITION AND RESULTS OF OPERATIONS.....................................11

ITEM   8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...............................................17

ITEM   9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                             ACCOUNTING AND FINANCIAL DISCLOSURE.....................................17


                                                             PART III


ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................................17

ITEM  11.  EXECUTIVE COMPENSATION....................................................................19

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                             AND MANAGEMENT..........................................................23

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................24


                                                              PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                             REPORTS ON FORM 8-K.....................................................24

                                     PART I

ITEM   1.     BUSINESS

BUSINESS OF HERITAGE PROPANE PARTNERS, L.P.

         Heritage Propane Partners, L.P., (the "Master Limited Partnership" or the "MLP"), a publicly traded Delaware limited partnership, was formed in April of 1996. The MLP's activities are conducted through its subsidiary, Heritage Operating, L.P. (the "Operating Partnership" or the "OLP"). The MLP, with a 99% limited partner interest, is the sole limited partner of the Operating Partnership. The MLP and the OLP are together referred to herein as the "Partnership". The Operating Partnership accounts for nearly all of the MLP's consolidated assets, sales and operating earnings. The MLP's consolidated earnings also reflect interest expense related to $120 million of 8.55% Senior Secured Notes issued by the MLP in June, 1996.

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

GENERAL

         The Partnership is a Delaware limited partnership formed to acquire, own and operate the propane business and assets of Heritage. Heritage serves as the general partner of the Partnership. The Partnership believes it is the seventh largest retail marketer of propane in the United States, serving more than 220,000 active residential, commercial, industrial and agricultural customers from 132 district locations in 23 states. The Partnership's operations have been concentrated in large part in the western and southeastern regions of the United States, with expansion into the northeastern United States in the last year.

         The business of the Partnership, starting with the formation of Heritage in 1989, has grown primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth. Through August 31, 1997, 40 acquisitions had been completed for an aggregate purchase price of approximately $179 million. Volumes of propane sold to retail customers almost doubled from 63.2 million gallons for the fiscal year ended August 31, 1992 to
125.6 million gallons for the fiscal year ended August 31, 1997. Since August 31, 1997, the Partnership has acquired another propane company.

         The Partnership believes that its competitive strengths include: (i) management's experience in identifying, evaluating and completing acquisitions,
(ii) operations that are focused in areas experiencing higher-than-average population growth, (iii) a low cost overhead structure and (iv) a decentralized operating structure and entrepreneurial workforce. These competitive strengths have enabled the Partnership to achieve levels of EBITDA per retail propane gallon that the Partnership believes are among the highest of any publicly traded propane partnership. The Partnership believes that as a result of its geographic diversity and district-level incentive compensation program, the Partnership has been able to reduce the effect of adverse weather conditions on EBITDA, including those experienced by Heritage during the warmer-than-normal winter of 1994-1995 and 1996-1997. The Partnership believes that its concentration in higher-than-average population growth areas provides it with a strong economic foundation for expansion through acquisitions and internal growth. The Partnership does not believe that it is significantly more vulnerable than its competitors to displacement by natural gas distribution systems because the majority of the Partnership's areas of operations are rural and their population growth tends to open business opportunities for the Partnership in more remote locations on their peripheries.

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

         Through August 31, 1997, 40 acquisitions had been completed for an aggregate purchase price of approximately $179 million. The Partnership has completed an additional acquisition since that time. Of these companies acquired, 11 represent "core acquisitions" with multiple plants in a specific geographic area, with the balance representing "blend-in companies" which operate in an existing region. The Partnership will focus on acquisition candidates in its existing areas of operations, but will consider core acquisitions in other higher-than-average population growth areas in order to further reduce the impact on the Partnership's operations of adverse weather patterns in any one region. While the Partnership is currently evaluating numerous acquisition candidates, there can be no assurance that the Partnership will identify attractive acquisition candidates in the future, that the Partnership will be able to acquire such businesses on economically acceptable terms, that any acquisition will not be dilutive to earnings and distributions or that any additional debt incurred to finance an acquisition will not affect the ability of the Partnership to make distributions to Unitholders.

         In order to facilitate the Partnership acquisition strategy, the Operating Partnership entered into the Bank Credit Facility. The Bank Credit Facility consists of the $35.0 million Acquisition Facility to be used for acquisitions and improvements and the $15.0 million Working Capital Facility to be used for working capital and other general partnership purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Description of Indebtedness." The Partnership also has the ability to fund acquisitions through the issuance of additional partnership interests.

         Internal Growth. In addition to pursuing expansion through acquisitions, the Partnership has aggressively focused on internal growth at its existing district locations. The Partnership believes that, by concentrating its operations in areas experiencing higher-than-average population growth, it is well positioned to achieve internal growth by adding new customers. The Partnership also believes that its decentralized structure, in which operational decisions are made at the district and regional level, together with a bonus system that allocates a significant portion of a district's EBITDA in excess of budget to district employees, has fostered an entrepreneurial environment that has allowed the Partnership to achieve its high rates of internal growth. The Partnership believes that its rate of internal growth exceeds the average growth rate in the industry.

         Low Cost, Decentralized Operations. The Partnership focuses on controlling costs at the corporate and district levels. While the Partnership has realized certain economies of scale as a result of its acquisitions, it attributes its low overhead primarily to its decentralized structure. By delegating all customer billing and collection activities to the district level, the Partnership has been able to operate without a large corporate staff. Of the Partnership's 847 full-time employees as of August 31, 1997, only 39, or approximately 4%, were general and administrative. In addition, the Partnership plant bonus system encourages district employees at all levels to control costs and expand revenues.

               As a result of the implementation of the strategy described above, the Partnership has achieved the retail sales volumes per fiscal year set forth below:


                                                        1990     1991      1992     1993     1994     1995     1996     1997
                                                        ----     ----      ----     ----     ----     ----     ----     ----
Retail Propane Gallons Sold (in millions)               37.5     48.2      63.2     73.4     79.7     98.3    118.2    125.6

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

         Propane is extracted from natural gas or oil wellhead gas at processing plants or separated from crude oil during the refining process. Propane is normally transported and stored in a liquid state under moderate pressure or refrigeration for ease of handling in shipping and distribution. When the pressure is released or the temperature is increased, it is usable as a flammable gas. Propane is colorless and odorless: an odorant is added to allow its detection. Like natural gas, propane is a clean burning fuel and is considered an environmentally preferred energy source.

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

         In addition to competing with alternative energy sources, the Partnership competes with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry publications, the Partnership believes that the domestic retail market for propane is approximately 9.5 billion gallons annually, that the 10 largest retailers, including the Partnership, account for less than 35% of the total retail sales of propane in the United States, and that no single marketer has a greater than 10% share of the total retail market in the United States. Most of the Partnership's retail distribution branches compete with five or more marketers or distributors. Each retail distribution outlet operates in its own competitive environment because retail marketers tend to locate in close proximity to customers. The typical retail distribution outlet generally has an effective marketing radius of approximately 50 miles although in certain rural areas the marketing radius may be extended by a satellite location.

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

         The wholesale propane business is highly competitive. For fiscal 1997, the Partnership's domestic wholesale operations (excluding M-P Oils Partnership) accounted for 14.6% of total volumes but less than 2% of its gross profit. While the Partnership does not emphasize wholesale operations, it believes that limited wholesale activities enhance its ability to supply its retail operations.

PRODUCTS, SERVICES AND MARKETING

         The Partnership distributes propane through a nationwide retail distribution network consisting of 132 district locations in 23 states. The Partnership's operations are concentrated in large part in the western and southeastern regions of the United States, with recent expansion into the northeastern part of the United States. The Partnership's serves more than 220,000 active customers. Historically, approximately two-thirds of the Partnership's retail propane volume and in excess of 80% of its EBITDA are attributable to sales during the six-month peak heating season from October through March, as many customers use propane for heating purposes. Consequently, sales and operating profits are concentrated in the Partnership's first and second fiscal quarters. Cash flows from operations, however, are greatest during the second and third fiscal quarters when customers pay for propane purchased during the six-month peak season. To the extent necessary, the Partnership will reserve cash from these periods for distribution to Unitholders during the warmer seasons.

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

         Propane use falls into three broad categories: (i) residential applications, (ii) industrial, commercial and agricultural applications and
(iii) other retail applications, including motor fuel sales. Approximately 85.4% of the domestic gallons sold by the Partnership in fiscal 1997 were to retail customers and approximately 14.6% were to wholesale customers. Of the retail gallons sold by the Partnership in fiscal 1997, 54% were to residential customers, 34% were to industrial, commercial and agricultural customers, and 12% were to all other retail users.

Sales to residential customers in fiscal 1997 accounted for 46% of total domestic gallons sold but 67% of the Partnership's gross profit from propane sales. Residential sales have a greater profit margin and a more stable customer base than other markets served by the Partnership. Industrial, commercial and agricultural sales accounted for 22% of the Partnership's gross profit from propane sales for fiscal year 1997, with all other retail users accounting for 9%. Additional volumes sold to wholesale customers contributed the remaining 2% of gross profit from propane sales. No single customer accounted for 5% or more of the Partnership's revenues during fiscal year 1997.

         The propane business is very seasonal with weather conditions significantly affecting demand for propane. The Partnership believes that the geographic diversity of its operations helps to minimize its nationwide exposure to regional weather. Although overall demand for propane is affected by climate, changes in price and other factors, the Partnership believes its residential and commercial business to be relatively stable due to the following characteristics: (i) residential and commercial demand for propane has been relatively unaffected by general economic conditions due to the largely non-discretionary nature of most propane purchases by the Partnership's customers, (ii) loss of customers to competing energy sources has been low,
(iii) the tendency of the Partnership's customers to remain with the Partnership due to the product being delivered pursuant to a regular delivery schedule and to the Partnership's ownership of over 87% of the storage tanks utilized by its customers, and (iv) the historic ability of the Partnership to more than offset customer losses through internal growth of its customer base in existing markets. Since home heating usage is the most sensitive to temperature, residential customers account for the greatest usage variation due to weather. Variations in the weather in one or more regions in which the Partnership operates, however , can significantly affect the total volumes of propane sold by the Partnership and the margins realized thereon and, consequently, the Partnership's results of operations. The Partnership believes that sales to the commercial and industrial markets, while affected by economic patterns, are not as sensitive to variations in weather conditions as sales to residential and agricultural markets.

PROPANE SUPPLY AND STORAGE

         The Partnership's propane supply is purchased from over 40 oil companies and natural gas processors at numerous supply points located in the United States and Canada. In addition, the Partnership makes purchases on the spot market from time to time to take advantage of favorable pricing. Most of the propane purchased by the Partnership in fiscal 1997 was purchased pursuant to one year agreements subject to annual renewal, but the percentage of contract purchases may vary from year to year as determined by the Partnership. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major delivery points. Most of these agreements provide maximum and minimum seasonal purchase guidelines, but none contain "take or pay" provisions. The Partnership receives its supply of propane predominately through railroad tank cars and common carrier transport.

         Supplies of propane from the Partnership's sources historically have been readily available. In the fiscal year ended August 31, 1997, Warren Petroleum Company ("Warren"), a division of Natural Gas Clearing House, provided approximately 28% of the Partnership's total domestic propane supply. The Partnership believes that, if supplies from Warren were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations. Aside from Warren, no single supplier provided more than 10% of the Partnership's total domestic propane supply in the fiscal year ended August 31, 1997. Although no assurance can be given that supplies of propane will be readily available in the future, the Partnership expects a sufficient supply to continue to be available. However, increased demand for propane in periods of severe cold weather, or otherwise, could cause future propane supply interruptions or significant volatility in the price of propane.

         During fiscal 1997 the Partnership purchased approximately 71% of its propane supplies from domestic suppliers with the remainder being procured through M-P Oils, Ltd., a wholly-owned subsidiary of the Partnership. M-P Oils, Ltd. hold a 60% interest in a Canadian partnership, M-P Oils Partnership, which buys and sells propane for its own account as well as supplies the Partnership's volume requirements in the northern states. Those volumes are included in the sources of propane set forth in the immediately preceding paragraph.

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

GOVERNMENT REGULATION

         The Partnership is subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes. These laws include the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right-to-Know Act, the Clean Water Act, and comparable state statutes. CERCLA, also known as the "Superfund" law, imposes joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a "hazardous substance" into the environment. Propane is not a hazardous substance within the meaning of CERCLA. However, automotive waste products, such as waste oil, generated by the Partnership's truck fleet, as well as "hazardous substances" disposed of during past operations by third parties on the Partnership's properties, could subject the Partnership to liability under CERCLA. Such laws and regulations could result in civil or criminal penalties in cases of non-compliance or impose liability for remediation costs. Also, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances.

         In connection with all acquisition of retail propane businesses that involve the acquisition of any interest in real estate, the Partnership conducts an environmental review in an attempt to determine whether any substance other than propane has been sold from, or stored on, any such real estate prior to its purchase. Such review includes questioning the seller, obtaining representations and warranties concerning the seller's compliance with environmental laws and conducting inspections of the properties. Where warranted, independent environmental consulting firms are hired to look for evidence of hazardous substances or the existence of underground storage tanks.

         Petroleum-based contamination or environmental wastes are known to be located on or adjacent to four sites at which the Partnership operates and are suspected to be located on or adjacent to one additional site. These sites were evaluated at the time of their acquisition. In all cases remediation operations have been or will be undertaken by others, and in all five cases the Partnership obtained indemnification for expenses associated with any remediation from the former owners or related entities. Based on information currently available to the Partnership, such projects are not expected to have a material adverse effect on the Partnership's financial condition or results of operation.

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

         Future developments, such as stricter environmental, health, or safety laws and regulations promulgated thereunder, could affect Partnership operations. It is not anticipated that the Partnership's compliance with or liabilities under environmental, health and safety laws and regulations, including CERCLA, will have a material adverse effect on the Partnership. To the extent that there are any environmental liabilities unknown to the Partnership or environmental, health or safety laws or regulations are made more stringent, there can be no assurance that the Partnership's results of operations will not be materially and adversely affected.

EMPLOYEES

         As of August 31, 1997, the Partnership had 847 full time employees, of whom 39 were general and administrative and 808 were operational employees. None of the Partnership's employees are represented by a labor union. The Partnership believes that its relations with its employees are satisfactory. The Partnership has hired as many as 100 seasonal workers to meet peak winter demands.

ITEM   2.     PROPERTIES

         The Partnership operates bulk storage facilities at 132 district sites, of which approximately 80% are owned or under long-term lease and the balance are subject to renewal in the ordinary course of business during the next ten years. The Partnership believes that the increasing difficulty associated with obtaining permits for new propane distribution locations makes its high level of site ownership and control a competitive advantage. The Partnership owns approximately nine million gallons of above-ground storage capacity at its various plant sites. In addition, in 1997, the Partnership leased approximately 8.1 million gallons of underground storage facilities in two states (2.5 million gallons of storage in Alto, Michigan and 5.6 million gallons in Bumstead, Arizona). The Partnership does not own or operate any underground storage facilities (excluding customer and local distribution tanks) or pipe line transportation assets (excluding local delivery systems).

         The Partnership also owns 50% of Bi-State Propane, a California general partnership, that conducts business in South Lake Tahoe and Truckee, California, Reno and other locations in Nevada. Six Bi-State locations are included in the Partnership's site counts and all site, customer and other property descriptions contained herein include all Bi-State information on a gross basis.

         The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of August 31, 1997, the Partnership had a fleet of approximately 17 transport truck tractors and 22 transport trailers all of which are owned by the Partnership. In addition, the Partnership utilizes approximately 360 bobtails and approximately 611 other delivery and service vehicles, all of which are owned by the Partnership. As of August 31, 1997, the Partnership owned approximately 176,000 customer storage tanks with typical capacities of 120 to 1,000 gallons. These customer storage tanks are collateral to secure the obligations of the Partnership under its borrowings from its banks and noteholders.

         The Partnership believes that it has satisfactory title to or valid rights to use all of its material properties. Although some of such properties are subject to liabilities and leases, liens for taxes not yet due and payable, encumbrances securing payment obligations under non-competition agreements entered in connection with acquisitions and immaterial encumbrances, easements and restrictions, the Partnership does not believe that any such burdens will materially interfere with the continued use of such properties by the Partnership in its business, taken as a whole. In addition, the Partnership believes that it has, or is in the process of obtaining, all required material approvals, authorizations, orders, licenses, permits, franchises and consents of, and has obtained or made all required material registrations, qualifications and filings with, the various state and local government and regulatory authorities which relate to ownership of the Partnership's properties or the operations of its business.

         The Partnership utilizes a variety of trademarks and tradenames which it owns, including "Heritage Propane." The Partnership believes that its strategy of retaining the names of the acquired companies has maintained the local identification of such companies and has been important to the continued success of these businesses. The Partnership's most significant trade names are Balgas, Bi-State Propane, Carolane Propane Gas, Gas Service Company, Holton's
L. P. Gas, Ikard & Newsom, Northern Energy and Sawyer Gas, Keen Propane and Gibson Propane. The Partnership regards its trademarks, tradenames and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products.

ITEM   3.      LEGAL PROCEEDINGS.

         A number of personal injury, property damage and product liability suits are pending or threatened against the Partnership. In general, these lawsuits have arisen in the ordinary course of the Partnership's business since the formation of Heritage and involve claims for actual damages, and in some cases, punitive damages, arising from the alleged negligence of the Partnership or as a result of product defects or similar matters. Of the pending or threatened matters, a number involve property damage, and several involve serious personal injuries or deaths and the claims made are for relatively large amounts. Although any litigation is inherently uncertain, based on past experience, the information currently available to it and the availability of insurance coverage, the Partnership does not believe that these pending or threatened litigation matters will have a material adverse effect on its results of operations or its financial condition.

ITEM   4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the security holders of the Partnership during the fiscal year ended August 31, 1997.


                                    PART II

ITEM   5.      MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNITHOLDER
               MATTERS.

         The common units representing limited partners interests ("Common Units") are listed on the New York Stock Exchange, which is the principal trading market for such securities, under the symbol "HPG". The following table sets forth, for the periods indicated, the high and low sales prices per Common Unit, as reported on the New York Sock Exchange Composite Tape, and the amount of cash distributions paid per Common Unit.

                                                              Price Range                           Cash
                                                       High                   Low               Distribution
                                                    ----------             ---------            ------------
1996 Fiscal Year
Fourth Quarter Ended August 31, 1996                $20.625                $19.875                 $0.353*
1997 Fiscal Year
First Quarter Ended November 30, 1996               $21.375                $20.000                 $0.500
Second Quarter Ended February 28, 1997              $21.875                $19.875                 $0.500
Third Quarter Ended May 31, 1997                    $21.375                $20.000                 $0.500
Fourth Quarter Ended August 31, 1997                $22.9375               $20.875                 $0.500


* Prorated for the period between the closing of the Partnership's initial public offering ("IPO") on June 28, 1996 and the fourth quarter ended August 31, 1996.

         As of September 30, 1997, there were approximately 244 record holders of the Partnership's Common Units, representing approximately seven thousand individual common unitholders. The Partnership also has Subordinated Units, all of which are held by the General Partner for which there is no established public trading market. The Partnership will distribute to its partners on a quarterly basis, all of its Available Cash in the manner described herein. Available Cash generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the General Partner to (i) provide for the proper conduct of the Partnership's business,
(ii) comply with applicable law or any Partnership debt instrument or other agreement, or (iii) provide funds for distributions to Unitholders and the General Partner in respect of any one or more of the next four quarters. Available Cash is more fully defined in the Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P. previously filed as an exhibit. The Partnership Agreement defines Minimum Quarterly Distributions as $0.500 per Unit for each full fiscal quarter. Distributions of Available Cash to the holder of the Subordinated Units are subject to the prior rights of the holders of the Common Units to receive Minimum Quarterly Distributions for each quarter during the subordination period, and to receive any arrearages in the distribution of Minimum Quarterly Distributions on the Common Units for prior quarters during the subordination period. The subordination period will not end earlier than June 1, 2001. Restrictions on the Partnership's distributions required by Item 5 is incorporated herein by reference to Note 8 of the Partnership's Consolidated Financial Statements which begin on page F-1 of this Report, and to Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Indebtedness.

ITEM   6.      SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

         The following table sets forth, for the periods and as of the dates indicated, selected historical financial and operating data for Heritage. The selected historical balance sheet data as of August 31, 1997 and August 31, 1996, respectively, and the selected operating data for the year ended August 31, 1997, for the two month period ended August 31, 1996, for the ten month period ended June 30, 1996, and for the year ended 1995, respectively, have been derived from the financial statements appearing elsewhere herein which have been audited by Arthur Andersen LLP, independent public accountants. The selected historical balance sheet data as of August 31, 1994 and August 31, 1993 have been derived from Heritage's audited financial statements not included herein. The selected historical financial and operating data of Heritage should be read in conjunction with the financial statements of Heritage included elsewhere in this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere in this Report. The amounts in the table below, except per Unit data, are in thousands.

                                                                                                  Year Ended         Year Ended
                                                          Year Ended August 31,                August 31, 1996       August 31,
                                                                                            ---------------------
                                                 1993(e)         1994(e)         1995(e)    10 mos.(e)   2 mos.         1997
                                                ---------       ---------       ---------   ---------   ---------       ----
Statements of Operating Data
  Revenues ..................................   $ 102,291       $ 103,971      $ 131,508    $ 144,623   $  18,477    $ 199,785
  Gross Profit(a) ...........................      45,596          48,601         55,841       55,634       6,314       73,838
  Depreciation and amortization .............       8,288           8,711          8,896        7,581       1,733       11,124
  Operating income (loss) ...................       8,669           9,905         12,675       15,755      (1,956)      16,919
  Interest expense ..........................       8,786           8,761         12,201       10,833       1,962       12,063
  Income (loss) before income taxes, minority
    interest and extraordinary items ........        (604)          1,296            759        6,084      (4,087)       5,625
  Provision for income taxes ................         117             668            666        2,735          --           --
  Net income (loss) .........................        (721)            315           (211)       2,921      (8,423)       5,177
  Net income (loss) per Unit(b) .............          --              --             --           --       (1.06)        0.64



                                                                  August 31,

                                                 1993(e)         1994(e)         1995(e)        1996        1997
                                                ---------       ---------       ---------    ---------   ---------
Balance Sheet Data (end of period)
  Current assets ............................   $  16,924       $  17,134       $  21,293    $  24,014   $  27,951
  Total assets ..............................     121,557         118,330         163,423      187,850     203,799
  Current liabilities .......................      18,734          19,646          35,825       24,728      34,426
  Long-term debt ............................      86,532          81,373         103,412      132,521     148,453
  Redeemable preferred stock ................      11,167          11,737          12,337           --          --
  Stockholders' deficit .....................      (6,232)         (6,301)         (6,975)          --          --
  Partner's capital - General Partner .......          --              --              --          307         208
  Partners' capital - Limited Partner (g) ...          --              --              --       30,294      20,712


                                                             Year Ended August 31,

                                         1993(e)       1994(e)       1995(e)       1996(f)     1997
                                        --------      --------      --------      --------   --------
Operating Data
EBITDA(c) ...........................   $ 16,957      $ 18,616      $ 21,672      $ 24,365   $ 28,718
  Capital Expenditures(d)
    Maintenance and growth ..........      3,802         6,194         8,634         7,244      7,170
    Acquisition .....................      8,149            --        27,879        16,665     14,549
  Retail propane gallons sold .......     73,422        79,669        98,318       118,200    125,605


--------------------------

(a) Gross profit is computed by reducing total revenues by the direct cost of the products sold.

(b) Net income (loss) per Unit is computed by dividing the limited partners' interest in net income (loss) by the limited partners' weighted average number of units outstanding.

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

(d) The Partnership's capital expenditures fall generally into three categories: (i) maintenance capital expenditures of approximately $2.3 million in fiscal 1997, which include expenditures for repairs that extend the life of the assets and replacement of property, plant and equipment, (ii) growth capital expenditures, which include expenditures for purchases of new propane tanks and other equipment to facilitate expansion of the Partnership's retail customer base, and
         (iii) acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and the portion of the purchase price allocated to intangibles associated with such acquired businesses.

(e)      Information for the Partnership's predecessor, Heritage Holdings, Inc.

(f) Reflects unaudited pro forma information for the Partnership as if the Partnership formation had occurred as of the beginning of the period presented.

(g) Partners' Capital is anticipated to decrease to the extent depreciation and amortization exceeds maintenance capital expenditure requirements.

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

GENERAL

         Since its formation in 1989, Heritage has grown primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth. Through August 31, 1997, Heritage and the Partnership completed 40 acquisitions for an aggregate purchase price of approximately $179 million. The Partnership completed 11 of these acquisitions since going public on June 25, 1996. The Partnership engages in the sale, distribution and marketing of propane and other related products. The Partnership derives its revenue primarily from the retail propane marketing business. The General Partner believes that the Partnership is the seventh largest retail marketer of propane in the United States, based on retail gallons sold, serving more than 220,000 residential, industrial/commercial and agricultural customers in 23 states through 132 retail outlets. Annual retail propane sales volumes in gallons were 125.6 million, 118.2 million and 98.3 million for the fiscal years ended August 31, 1997, 1996 and 1995, respectively.

         The retail propane business of the Partnership consists principally of transporting propane purchased in the contract and spot markets, primarily from major oil companies, to its retail distribution outlets and then to tanks located on the customers' premises, as well as to portable propane cylinders. In the residential and commercial markets, propane is primarily used for space heating, water heating and cooking. In the agricultural market, propane is primarily used for crop drying, tobacco curing, poultry brooding and weed control. In addition, propane is used for certain industrial applications, including use as an engine fuel that burns in internal combustion engines that power vehicles and forklifts and as a heating source in manufacturing and mining processes.

         The retail propane distribution business is largely seasonal due to propane's use as a heating source in residential and commercial buildings. Historically, approximately two-thirds of the Partnership's retail propane volume and in excess of 80% of the Partnership's EBITDA is attributable to sales during the six-month peak heating season of October through March. Consequently, sales and operating profits are concentrated in the Partnership's first and second fiscal quarters. Cash Flow from operations, however, is greatest during the second and third fiscal quarters when customers pay for propane purchased during the six-month peak heating season.

         A substantial portion of the Partnership's propane is used in the heating-sensitive residential and commercial markets causing the temperatures realized in the Partnership's areas of operations, particularly during the six-month peak heating season, to have a significant effect on the financial performance of the Partnership. In any given area, sustained warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use. The Partnership therefore uses information on normal temperatures in understanding how temperatures that are colder or warmer than normal affect historical results of operations and in preparing forecasts of future operations, which bases the assumption that normal weather will prevail in each of the Partnership's regions.

         The retail propane business is a "margin-based" business in which gross profits depend on the excess of sales price over propane supply costs. The market price of propane is often subject to volatile changes as a result of supply or other market conditions over which the Partnership will have no control. Product supply contracts are one year agreements subject to annual renewal and generally permit suppliers to charge posted prices (plus transportation costs) at the time of delivery or the current prices established at major delivery points. Since rapid increases in the wholesale cost of propane may not be immediately passed on to retail customers, such increases could reduce the Partnership's gross profits. In the past, the Partnership generally attempted to reduce price risk by purchasing propane on a short-term basis. The Partnership has on occasion purchased significant volumes of propane during periods of low demand, which generally occur during the summer months, at the then current market price, for storage both at its service centers and in major storage facilities for future resale.

         Gross profit margins vary according to customer mix. For example, sales to residential customers generate higher margins than sales to certain other customer groups, such as agricultural customers. Wholesale margins are substantially lower than retail margins. In addition, gross profit margins vary by geographical region. Accordingly, a change in customer or geographic mix can affect gross profit without necessarily affecting total revenues.

ANALYSIS OF HISTORICAL RESULTS OF OPERATIONS

         The following discussion reflects for the periods indicated the results of operations and operating data for the Partnership. Most of the increases in the line items discussed below result from the acquisitions made by the Partnership during the periods discussed. In fiscal 1997, the Partnership consummated seven acquisitions for a total purchase price of $14.5 million. In fiscal 1995 and 1996, the Partnership consummated seven and eight acquisitions for total purchase prices of $39.6 million and $22.0 million, respectively. These acquisitions affect the comparability of prior period financial matters as the volumes are not included in the prior period's results of operations. Amounts discussed below reflect 100% of the results of M-P Oils Partnership, a general partnership in which the Partnership owns a 60% interest. Because M-P Oils Partnership is primarily engaged in lower-margin wholesale distribution, its contribution to the Partnership's net income and EBITDA is not significant.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

         Volume. During fiscal 1997, the Partnership sold 125.6 retail gallons, an increase of 7.4 million retail gallons or 6.3% from the 118.2 million retail gallons sold in fiscal 1996. This increase was primarily attributable both to the volume increases from acquisitions and internal growth, offset by warmer than normal weather during the heating season in the Partnership's southeast and southwest areas of operations.

         The partnership also sold 112.6 million wholesale gallons in fiscal 1997, a decrease of 7.9 million gallons or 7.9% from the 120.5 million wholesale gallons in fiscal 1996. This decrease was mainly attributable to the decrease in wholesale volumes in the foreign operations of M-P Oils Partnership.

         Revenues. Total revenues for fiscal 1997 increased $36.7 million or 22.5% to $199.8 million, as compared to $163.1 million for fiscal 1996. Domestic revenues increased $31.1 million or 24.4% to $158.5 million for fiscal 1997, as compared to $127.4 million for fiscal 1996. Foreign revenues increased $5.6 million to $41.3 million for fiscal 1997, an increase of 15.7%, as compared to $35.7 million for fiscal 1996. The increase in foreign revenues was all attributable to an increase in the selling price. The increase in domestic revenues was attributable to higher selling prices and greater volumes associated with acquisitions and internal growth.

         Cost of Sales. Total cost of sales increased $24.8 million to $126.0 million for fiscal 1997, an increase of 24.5%, as compared to $101.2 million for fiscal 1996. Domestic cost of sales increased $19.3 million or 29.0% for fiscal 1997 to $85.9 million as compared to $66.6 for fiscal 1996. Foreign cost of sales increased $5.5 million or 15.9% from $34.6 million for fiscal 1996 to $40.1 million for fiscal 1997. During fiscal 1997, the propane industry witnessed the most volatile propane market since 1989, with the wholesale cost of propane raising rapidly during the heating season. The increase in foreign cost of sales is primarily attributable to higher propane costs. The increase in domestic cost of sales is attributable to the increase in propane costs for fiscal 1997 and the increase in retail volumes.

         Gross Profit. Gross profit increased $11.9 million or 19.2% to $73.8 million for fiscal 1997, as compared to $61.9 million for fiscal 1996. In spite of the rapid increases in propane costs during the heating season in fiscal 1997, the Partnership was able to retain strong margins. The strong margins experienced in fiscal 1997 and the increased retail volumes were responsible for the increase in gross profit over fiscal 1996.

         Operating Expenses. Operating expenses increased $5.4 million or 15.4% to $40.4 million for fiscal 1997 as compared to $35.0 million for fiscal 1996. The majority of this increase was attributable to an increase in wages and plant operations resulting from acquisitions. Vehicle expenses also contributed to this increase, with the majority of the Partnership's vehicles operating on propane, due to higher own use fuel costs associated with higher propane prices and volumes.

         Selling, General and Administrative. Selling, general and administrative expenses were $5.3 million for fiscal 1997, an increase of $1.4 million or 35.9% as compared to $3.9 million for fiscal 1996. This increase resulted from costs associated with changing to and operating as a public master limited partnership.

         Depreciation and Amortization. Depreciation and amortization increased $2.0 million or 22.0% to $11.1 million for fiscal 1997 as compared to $9.1 million for fiscal 1996. This increase was the result of additional depreciation and amortization associated with the increase in property, plant, and equipment along with intangible assets from the acquisitions the Partnership has made.

         Operating Income. Operating income increased $3.2 million to $17.0 million, a 23.2% increase in fiscal 1997 as compared to $13.8 million in fiscal 1996. This increase was due to the Partnership having increased volumes related to acquisitions and retaining strong margins on these volumes, offset by the acquisition related increases in operating expenses and depreciation and amortization costs.

         Net Income. Net income increased $10.7 million to $5.2 million in fiscal 1997, a 194.5% increase as compared to fiscal 1996's net loss of $5.5 million. This increase is the result of higher operating income in fiscal 1997 and as well as conversion to a partnership form during fiscal 1996. The Partnership is not subject to federal income tax whereas a $2.7 million income tax provision was provided by the Company in fiscal 1996. The Partnership also experienced an extraordinary loss of $4.4 million on the early extinguishment of debt in fiscal year 1996.

         EBITDA. Earnings before interest, taxes, depreciation and amortization increased $4.3 million, or 17.8% to $28.7 million for fiscal 1997, as compared to $24.4 million for fiscal 1996. This increase was due to the increase in domestic margins, plus volumes related to acquisitions and internal growth partially offset by the related increase in operating expenses.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

         The following table provides gallons and certain financial information for Heritage Propane Partners, L.P.

                        HERITAGE PROPANE PARTNERS, L.P.
                  (IN THOUSANDS, EXCEPT AVERAGE SELLING PRICE)

                                               Pro Forma
                                          September 1, 1995 to   September 1, 1994 to
                                          August 31, 1996 (a)       August 31, 1995
                                          --------------------   --------------------
                  Gallons sold:
                     Retail                     118,200                  98,300
                     Wholesale                  120,500                  93,400
                                              ---------               ---------
                                                238,700                 191,700
                                              =========               =========
                  Revenues:
                     Retail                   $ 102,588               $  86,142
                     Wholesale                   45,557                  31,114
                     Other                       14,955                  14,252
                                              ---------               ---------
                                              $ 163,100               $ 131,508
                                              =========               =========

                  Average selling price
                    per gallon:
                     Retail                       $.87                   $.88
                     Wholesale                    $.38                   $.33

                  Gross profit (b)             $ 61,948                $ 55,841
                  EBITDA (c)                   $ 24,365                $ 21,672
                  Operating income             $ 14,042                $ 12,675

-----------------------

(a) Reflects unaudited pro forma information for the Partnership as if the Partnership formation had occurred as of the beginning of the period presented.

(b       Revenues less related cost of sales.

(c) EBITDA (earnings before interest, taxes, depreciation and amortization) should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations).


         Volume. During fiscal 1996, the Partnership sold 118.2 million retail gallons, an increase of 19.9 million retail gallons or 20.2% from the 98.3 million gallons sold in fiscal 1995. Approximately half of this increase resulted from eight acquisitions completed after August 31, 1995, plus a full 12 months of the acquisitions competed in 1995, with internal growth and colder weather responsible for the remaining increase.

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

         Selling, General and Administrative. SG&A expenses increased $1.0 million or 34.5% from $2.9 million in fiscal 1995 to $3.9 million in fiscal 1996. This increase was largely attributable to expenses associated with acquisitions.

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

         Operating Income. Operating income increased $1.1 million or 8.7% to $13.8 million in fiscal 1996 from $12.7 million in fiscal 1995. This increase was primarily due to acquisition-related volumes, partially offset by lower margins. Domestic operating income increased $1.1 million or 9.0% to $13.5 million for fiscal 1996, as compared to $12.4 million for 1995. Foreign operating income increased $0.2 million.

         Net Income. The Partnership posted a net loss of $5.5 million for fiscal 1996, as compared to net loss of $0.2 million in fiscal 1995. This increase in net loss was primarily the result of certain transactions associated with the initial public offering plus an increase in interest expense of $0.8 million in fiscal 1996, partially offset by an increase in operating income of approximately of $1.1 million.

         EBITDA. EBITDA increased $2.7 million or 12.4%, to $24.4 million for fiscal 1996, as compared to $21.7 million for fiscal 1995. This increase was primarily due to an increase in volumes attributable to acquisitions, colder weather and internal growth, partially offset by a decline in gross margins.

LIQUIDITY AND CAPITAL RESOURCES

         The statements contained herein are based on current expectation. These statements are forward looking and actual results may differ materially.

         The ability of the partnership to satisfy its obligations will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. Future capital needs of the Partnership are expected to be provided by various sources as follows:

         a) increases in working capital will be financed on the working capital line of credit and repaid from subsequent seasonal reductions in inventory and accounts receivable

         b) payment of interest cost, and other debt services, will be provided by the annual cash flow from operations

         c) required maintenance capital, predominantly vehicle replacement, will also be provided by the annual cash flow from operations

         d) growth capital, mainly for customer tanks, expended will be financed by the revolving acquisition bank line of credit

         e) acquisition capital expenditures will be financed with additional indebtedness on the revolving acquisition bank line of credit, other lines if credit, issues of additional Common Units or a combination thereof.

         Cash Flows

         Cash provided by operating activities for fiscal 1997, was $15.4 million compared to $12.3 million fiscal 1996. The cash flows from operations for fiscal 1997 consisted primarily of net income of $5.2 million and noncash charges of $11.1 million, principally depreciation and amortization.

         Cash used in investing activities during fiscal 1997 included capital expenditures for acquisitions amounting to $14.5 million, net of cash received plus $7.2 million spent for maintenance needed to sustain operations at current levels, new customer tanks to support growth of operations and other miscellaneous capitalized items. These amounts were partially offset by the proceeds from asset sales of $1.6 million.

         Cash provided by financing activities during fiscal 1997 of $5.6 million reflects net working capital borrowings of $6.7 million for operating purposes under the credit facilities available to the Partnership and a net increase in long-term debt of $13.8 million used for acquisitions. These increases were offset by cash distributions to unitholders of $14.9 million.

         Financing and Sources of Liquidity

         The Partnership has a Bank Credit Facility, which includes a Working Capital Facility, a revolving credit facility providing for up to $15.0 million of borrowings to be used for working capital and other general partnership purposes, and an Acquisition Facility, a revolving credit facility providing for up to $35.0 million of borrowings to be used for acquisitions and improvements. See page F-11, "Notes to Consolidated Financial Statements--4. Working Capital Facilities and Long-Term Debt."

         The Partnership uses almost all of its cash provided by operating and financing activities to fund acquisition, maintenance and growth capital expenditures. Acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and intangibles associated with such acquired businesses, were $14.5 million for fiscal year 1997, as compared to $16.7 million during fiscal 1996.

DESCRIPTION OF INDEBTEDNESS

         The Operating Partnership assumed $120 million principal amount of 8.55% Senior Secured Notes (the "Notes") at the formation of the Partnership in a private placement with institutional investors. Interest is payable semi-annually in arrears on each December 31 and June 30. The Notes have a final maturity of 15 years, with ten equal mandatory repayments of principal beginning on June 30, 2002. See page F-11, "Notes to Consolidated Financial Statements--4. Working Capital Facilities and Long-Term Debt."

         The Note Purchase Agreement and Bank Credit Agreement contain customary restrictive covenants applicable to the Operating Partnership including limitations on the incurrence of additional indebtedness, creation of liens and sale of assets. In addition, the Operating Partnership must maintain certain ratios of Consolidated Funded Indebtedness to Consolidated EBITDA and Consolidated EBITDA to Consolidated Interest Expense. These Agreements also provide that the Operating Partnership may declare, make or incur a liability to make a Restricted Payment during each fiscal quarter, if:
(a) the amount of such Restricted Payment, together with all other Restricted Payments during such quarter, do not exceed Available Cash with respect to the immediately preceding quarter; and (b) no default or event of default exists before such Restricted Payment and after giving effect thereto. The Agreements provide that Cash is required to reflect a reserve equal to 50% of the interest to be paid on the Notes. In addition, in the third, second and first quarters preceding a quarter in which a scheduled principal payment is to be made the Notes, Available Cash is required to reflect a reserve equal to 25%, 50% and 75%, respectively, of the principal amount to be repaid on such payment dates.

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

         The Financial statements set forth on pages F-1 to F-14 of this Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM  10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

PARTNERSHIP MANAGEMENT

         The General Partner manages and operates the activities of the Partnership. Unitholders do not directly or indirectly participate in the management of operation of the Partnership.

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

         The Partnership does not directly employ any of the persons responsible for managing or operating the Partnership. At August 31, 1997, 847 full time individuals were employed by the General Partner.

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


Name                                                Position with General Partner
----                                                -----------------------------
James E. Bertelsmeyer                          Chairman of the Board , Chief Executive
                                               Officer and a Director of the General Partner

R. C. Mills                                    Executive Vice President and Chief
                                               Operating Officer

G. A. Darr                                     Vice President - Corporate Development

H. Michael Krimbill                            Vice President and Chief Financial Officer,
                                                        Treasurer and Secretary

J. T. Atkins                                   Director of the General Partner

John D. Capps                                  Director of the General Partner, deceased

Bill W. Byrne                                  Director of the General Partner

J. Charles Sawyer                              Director of the General Partner


         James E. Bertelsmeyer. Mr. Bertelsmeyer, age 55, has 22 years of experience in the propane industry, including six years as President of Buckeye Gas Products Company, at the time the nation's largest retail propane marketer. Mr. Bertelsmeyer has served as Chief Executive Officer of Heritage since its formation. Mr. Bertelsmeyer began his career with Conoco Inc. where he spent ten years in positions of increasing responsibility in the pipeline and gas products departments. Mr. Bertelsmeyer has been a Director of the National Propane Gas Association, (the "Association"), for the past 22 years, and is currently President Elect of the Association.

         R. C. Mills. Mr. Mills, age 60, has 39 years of experience in the propane industry. Mr. Mills joined Heritage in 1991 as Executive Vice President and Chief Operating Officer. Before coming to Heritage, Mr. Mills spent 25 years with Texgas Corporation and its successor, Suburban Propane, Inc. At the time he left Suburban in 1991, Mr. Mills was Vice President of Supply and Wholesale.

         G. A. Darr. Mr. Darr, age 64, has over 40 years of experience in the propane industry. Mr. Darr came to Heritage in June 1989, as Director of Corporate Development and was promoted to Vice President, Corporate Development in 1990. Prior to joining Heritage, Mr. Darr served for 10 years as Director of Corporate Development with CalGas Corporation and its successor, AmeriGas Propane, Inc. Mr. Darr began his career in the propane division of Phillips Petroleum Company. Mr. Darr is a Director of the National Propane Gas Association.

         H. Michael Krimbill. Before joining Heritage in 1990 as Vice President and Chief Financial Officer, Mr. Krimbill, age 44, was Treasurer of Total Petroleum, Inc. ("Total"). Total was a publicly traded, fully-integrated oil company located in Denver, Colorado.

         J. T. Atkins. Mr. Atkins, age 40, is a managing director of Oppenheimer & Co., Inc., investment bankers. Prior to his joining Oppenheimer in July of 1995, he held a similar position with the investment banking firm of Houlihan, Lokey, Howard & Zukin, Inc. Mr. Atkins was elected a director October 1, 1996.

         Bill W. Byrne. Mr. Byrne, age 67, served as Vice President of Warren Petroleum Company, the gas liquids division of Chevron Corporation, from 1982-1992. Since that time Mr. Byrne has served as the principal of Byrne & Associates, L.L.C., a gas liquids consulting group based in Tulsa, Oklahoma. Mr. Byrne has been a Director of Heritage since 1992. Mr. Byrne is a past president and Director of the National Propane Gas Association.

         John D. Capps. Mr. Capps, deceased, served as Executive Vice President of the National Propane Gas Association for 16 years before retiring in 1989. Mr. Capps then served as Chief Executive Officer of J.D. Capps, Inc., a propane industry executive search firm. Mr. Capps served as a Director of Heritage from 1989 until his death in June, 1997.

         J. Charles Sawyer. Mr. Sawyer, age 61, has served as President and Chief Executive Officer of Computer Energy, Inc., a provider of software of the propane industry, since 1981. Mr. Sawyer was formerly Chief Executive Officer of Sawyer Gas Co., a regional propane distributor that was purchased by Heritage in 1991. Mr. Sawyer has served as a director of Heritage since 1991. Mr. Sawyer is a past president and Director of the National Propane Gas Association.

COMPENSATION OF THE GENERAL PARTNER.

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

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES AND EXCHANGE ACT

         Section 16(a) of the Securities and Exchange Act of 1934 requires the General Partner's officers and directors, and persons who own more than 10% of a registered class of the Partnership's equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10 percent unitholders are required by SEC regulation to furnish the General Partner with copies of all Section 16(a) forms.

         Based solely on its review of the copies of such forms received by the General Partner, or written representations from certain reporting persons that no Form 5's were required for those persons, the General Partner believes that during fiscal year ending August 31, 1997, all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were met in a timely manner, with the exception of the following late filing of one Form 4 for Heritage Holdings, Inc.



ITEM   11.      EXECUTIVE COMPENSATION.


         The following table sets forth the annual salary, bonus and all other compensation awards and payouts earned by the General Partner's Chief Executive Officer and the other executive officers for services rendered to the General Partner and its subsidiaries during the fiscal years ended August 31, 1997, 1996 and 1995.

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG TERM
                                                                                COMPENSATION
                                              ANNUAL COMPENSATION                  AWARDS
                                              -------------------               ------------
                                                                                 SECURITIES
                                                                                 UNDERLYING         ALL OTHER
                                        YEAR         SALARY      BONUS           OPTIONS/SARS    COMPENSATION(1)
                                        ----         ------      -----           ------------    ---------------
James E. Bertelsmeyer                   1997       $ 341,756  $      --                 --           $ 2,619
  Chairman of the Board and             1996         241,756    100,000                 --             1,140
  Chief Executive Officer               1995         230,800    100,000                 --             1,140


R. C. Mills                             1997         215,000         --                 --             2,316
  Executive Vice President and          1996         165,400     50,000             10,000             2,250
  Chief Operating Officer               1995         158,000     50,000                 --             2,250

G. A. Darr                              1997         134,756         --                 --             1,193
  Vice President - Corporate            1996         104,756     30,000              6,000               913
  Development                           1995          99,800     30,000              6,000               688

H. Michael Krimbill                     1997         175,000         --                 --               616
  Vice President, Chief Financial       1996         135,000     40,000             10,000               510
  Officer, Treasurer and Secretary      1995         129,000     40,000                 --               510



---------------

(1)      Consists of life insurance premiums.

STOCK OPTION PLANS

         Certain key employees of the General Partner and its subsidiaries participated in the 1995 Stock Option Plan (the "1995 Plan") and the 1989 Stock Option Plan (the "1989 Plan"). Options to purchase the General Partner's
Common Stock were granted under the plans by action of the General Partner's Board of Directors. The terms of individual option grants, including whether such options constitute incentive stock options under Section 422A of the Code, are determined by the Board subject to certain limitations. No option to purchase shares may be exercisable more than 10 years following the date of the initial grant. Under the 1995 Plan, the maximum aggregate number of options to purchase shares which may be granted to any key employee during any calendar year is 20,000 options and no more than 75,000 options to purchase shares may be outstanding under such plan at any given time. The 1995 Plan also allows for a disinterested committee of the General Partner's Board of Directors to grant outright up to 3,000 shares of the General Partner's Common Stock to any non-employee director. The 1989 Plan provided that no more than 180,000 options to purchase shares may be outstanding at any given time. As of June 28, 1996, all Stock Option Plans were terminated, therefore, no Option/SAR grant table is presented.

EMPLOYMENT AGREEMENTS

         The General Partner has entered into employment agreements (the "Employment Agreements") with Messrs. Bertelsmeyer, Mills, Darr and Krimbill, (each an "Executive"). The summary of such Employment Agreements contained herein does not purport to be complete and is qualified in its entirety by reference to the Employment Agreements, which have been filed as exhibits to this Report.

         The Employment Agreements have an initial term of five years for Mr. Bertelsmeyer and three years for each of Messrs. Mills, Darr and Krimbill, but will be automatically extended for successive one year periods, respectively, unless earlier terminated by the affirmative vote of at least a majority of the entire membership of the Board of Heritage upon a finding that a sufficient reason exists for such termination or by the Executive for any reason or otherwise terminated in accordance with the Employment Agreements. The Employment Agreements do provide for an annual base salary of $341,000, $215,000, $134,000 and $175,000 for each of Messrs. Bertelsmeyer, Mills, Darr and Krimbill, respectively. The Employment Agreements do not provide for an annual bonus for the Executives, but certain of the agreements do provide for other benefits, including a car allowance and the payment of life insurance premiums. The Employment Agreements also provide for the Executive and, where applicable, the Executive's dependents, to have the right to participate in benefit plans made available to other executives of Heritage including the Restricted Unit Plan described below.

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

         The Board of Heritage in its discretion may terminate the Restricted Unit Plan at any time with respect to any Common Units for which a grant has not therefore been made. The Board will also have the right to alter or amend the Restricted Unit Plan or any part thereof from time to time; provided, however, that no change in any Restricted Unit may be made that would impair the rights of the participant without the consent of such participant; and provide further, that, during the Subordination Period, without the approval of a majority of the Unitholders no amendment or alteration will be made that would (i) increase the total number of Units available for awards under the Restricted Unit Plan; (ii) change the class of individuals eligible to receive Restricted Unit awards; (iii) extend the maximum period which Restricted Units may be granted under the Restricted Unit Plan; or (iv) materially increase the cost of the Restricted Unit Plan to the Partnership.

         The issuance of the Common Units pursuant to the Restricted Unit Plan is intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation in respect of the Common Units. Therefore, no consideration will be payable by the plan participants upon vesting and issuance of the Common Units. As of August 31, 1997, 18,000 Restricted Units had been granted to non-employee directors and key employees. Compensation expense of $93,000 was recorded in the Partner's financial statements for fiscal year 1997. See Note 8 of the of the Partnership's Consolidated Financial Statements which begin on page F-1 of this Report.

         The following table sets forth the number of grants that may result in the issuance of Common Units under the Restricted Unit Plan to the executive officers of the Company:

                                                   LONG-TERM INCENTIVE PLANS-AWARDS IN LAST FISCAL YEAR

                                     Number of         Performance or
                                 Shares, Units or    Other Period Until      Threshold         Target       Maximum
Name                              Other Rights(#)   Maturation or Payout        (#)             (#)           (#)
                                 ----------------   --------------------     ---------         ------       -------
James E. Bertelsmeyer                         500           May 31, 1999           500            500           500
                                              500           May 31, 2000           500            500           500
                                            1,000           June 1, 2001         1,000          1,000         1,000

R. C. Mills                                   500           May 31, 1999           500            500           500
                                              500           May 31, 2000           500            500           500
                                            1,000           June 1, 2001         1,000          1,000         1,000

G. A. Darr                                    500           May 31, 1999           500            500           500
                                              500           May 31, 2000           500            500           500
                                            1,000           June 1, 2001         1,000          1,000         1,000

H. Michael Krimbill                           500           May 31, 1999           500            500           500
                                              500           May 31, 2000           500            500           500
                                            1,000           June 1, 2001         1,000          1,000         1,000

COMPENSATION OF DIRECTORs

         Heritage currently pays no additional remuneration to its employees for serving as directors. Under the Restricted Unit Plan, non-employee directors will be awarded 500 of these Restricted Units annually, and newly elected directors receive an initial award of 2,000 Restricted Units. The General Partner will pay each of its non-employee directors $10,000 annually, plus $1,000, per Board meeting attended and $500 per committee meeting attended. All expenses associated with compensation of directors will be reimbursed to Heritage by the Partnership.

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

         The following table sets forth certain information as of August 31, 1997, regarding the beneficial ownership by certain beneficial owners, all directors and named executive officers of the General Partner and the Partnership, each of the named executive officers and all directors and executive officers of the General Partner as a group, of (i) the Common and Subordinated Units of the MLP, and (ii) the Common Stock of the General Partner. The General Partner knows of no other person beneficially owing more than 5% of the Common Units.

                                   MLP UNITS

                              Name and Address of               Beneficially    Percent of
Title of Class                 Beneficial Owner                   Owned (1)       Class
---------------               -------------------               ------------    ----------
Common Units                  James E. Bertelsmeyer (2)               16,700        *
                              R. C. Mills                              1,000        *
                              G. A. Darr                                  --        *
                              H. Michael Krimbill (2)                  7,800        *
                              Bill W. Byrne                            5,000        *
                              J. Charles Sawyer                        2,000        *
                              J. T. Atkins                             1,000        *
                              All directors and executive
                                officers as a group
                                (7 persons)                           33,500        *

Subordinated Units (3)        Heritage Holdings, Inc. (4)          3,702,943       100%



                      HERITAGE HOLDINGS, INC. COMMON STOCK

                              Name and Address of               Beneficially    Percent of
Title of Class                  Beneficial Owner                  Owned (1)       Class
---------------               -------------------               ------------    ----------
Common Stock                  James E. Bertelsmeyer (2) (4)          224,558         41.9
                              R. C. Mills (4)                         53,729         10.0
                              G. A. Darr (4)                          35,386          6.6
                              H. Michael Krimbill (2) (4)             51,364          9.6
                              Bill W. Byrne                           14,104          2.6
                              J. Charles Sawyer                       14,104          2.6
                              J. T. Atkins                              --             --
                              All directors and executive
                                officers as a group
                                (7 persons)                          393,245        76.5%

------------------------

*        Less than one percent (1%)

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

(2) Each of Messrs. Bertelsmeyer and Krimbill shares Voting and Investment Power with his wife.

(3) Messrs. Bertelsmeyer, Byrne, Sawyer and Atkins, as directors of the General Partner, share Voting and Investment Power of the Subordinated Units.

(4) The address for Heritage Holdings, Inc. and Mr. Krimbill is 8801 S. Yale, Suite 310, Tulsa, Oklahoma 74137. The address for each of Messrs. Bertelsmeyer and Mills is 7162 Phillips Highway, Jacksonville, Florida 32256. The address for Mr. Darr is 2830 Halle Parkway, Collierville, Tennessee 38017.

ITEM  13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM  14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT OF FORM 8-K.

(a)      1.  FINANCIAL STATEMENTS.

                  See "Index to Financial Statements" set forth on page F-1.

         2.  FINANCIAL STATEMENT SCHEDULES.

                  None.

         3.  EXHIBITS.

                  See "Index to Exhibits" set forth on page E-1.

(b)      REPORTS OF FORM 8-K.

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


                                       HERITAGE PROPANE PARTNERS, L.P.

                                       By Heritage Holdings, Inc.
                                          (General Partner)

                                       By: /s/ James E. Bertelsmeyer
                                           ------------------------------------
                                           James E. Bertelsmeyer
                                           Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

                 Signature                                   Title                              Date
                                             Chairman of the Board, Chief                October 21, 1997
/s/ James E. Bertelsmeyer                    Executive Officer and Director
James E. Bertelsmeyer                        (Principal Executive Officer)


/s/ J. T. Atkins                             Director                                    October 21, 1997
J. T. Atkins


/s/ Bill W. Byrne                            Director                                    October 21, 1997
Bill W. Byrne


/s/ J. Charles Sawyer                        Director                                    October 21, 1997
J. Charles Sawyer

                                             Vice President and Chief Financial          October 21, 1997
/s/ H. Michael Krimbill                      Officer (Principal Financial and
H. Michael Krimbill                          Accounting Officer)

                         INDEX TO FINANCIAL STATEMENTS

HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES                                                 PAGE
------------------------------------------------                                                 ----
Report of Independent Public Accountants..........................................................F-2

Consolidated Balance Sheets - August 31, 1997 and 1996............................................F-3

Consolidated Statements of Operations -
  Year Ended August 31, 1997 and
  Two Months Ended August 31, 1996 (Successor),
  Ten Months Ended June 30, 1996
  and Year Ended August 31, 1995 (Predecessor)....................................................F-4

Consolidated Statements of Partners' Capital -
  Year Ended August 31, 1997 and
  The Period From Inception April 24, 1996 to August 31, 1996 (Successor),
  and Year Ended August 31, 1995 (Predecessor)....................................................F-5

Consolidated Statements of Cash Flows Year Ended August 31, 1997 and
  Two Months Ended August 31, 1996 (Successor), Ten Months Ended June
  30, 1996 and Year Ended August 31, 1995 (Predecessor)...........................................F-6

Notes to Consolidated Financial Statements........................................................F-7

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
  Heritage Propane Partners, L.P.:


We have audited the accompanying consolidated balance sheets of Heritage
Propane Partners, L.P. (formerly Heritage Holdings, Inc.) and subsidiaries as of August 31, 1997 and 1996, the related consolidated statements of operations and cash flows for the year ended August 31, 1997 and for the two months ended August 31, 1996 (Successor), for the ten months ended June 30, 1996 and for the year ended August 31, 1995 (Predecessor), and the related consolidated statements of Partners' Capital for the year ended August 31, 1997 and the period from inception (April 24, 1996) to August 31, 1996 (Successor) and for the year ended August 31, 1995 (Predecessor). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Propane Partners, L.P. and subsidiaries at August 31, 1997 and 1996, Partners' capital for the year ended August 31, 1997, and for the period from inception (April 24, 1996) to August 31, 1996 (Successor), and for the year ended August 31, 1995 (Predecessor), and the results of their operations and their cash flows for the year ended August 31, 1997, and for the two months ended August 31, 1996 (Successor), for the ten months ended June 30, 1996 and the year ended
August 31, 1995 (Predecessor), in conformity with generally accepted accounting principles.



Tulsa, Oklahoma
  October 10, 1997
                                       /s/ Arthur Anderson LLP
                                       -----------------------------------

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                               ASSETS                                          August 31,   August 31,
                                                                                 1997         1996
                                                                               --------     --------
CURRENT ASSETS:
  Cash                                                                         $  2,025     $  1,170
  Accounts receivable, net of allowance for doubtful
    accounts of $436 and $315 in 1997 and 1996, respectively                     11,170       10,859
  Inventories                                                                    13,361       11,115
  Prepaid expenses                                                                1,395          870
                                                                               --------     --------
                 Total current assets                                            27,951       24,014
PROPERTY, PLANT AND EQUIPMENT, net                                              117,962      110,342
INVESTMENT IN AFFILIATES                                                          4,097        4,882
INTANGIBLES AND OTHER ASSETS, net                                                53,789       48,612
                                                                               --------     --------
                 Total assets                                                  $203,799     $187,850
                                                                               ========     ========

                 LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Working capital facilities                                                   $ 12,250     $  5,600
  Accounts payable                                                               14,000       13,155
  Accrued and other current liabilities                                           7,376        5,730
  Current maturities of long-term debt                                              800          243
                                                                               --------     --------
                  Total current liabilities                                      34,426       24,728
LONG-TERM DEBT                                                                  148,453      132,521
                                                                               --------     --------
                  Total liabilities                                             182,879      157,249
                                                                               --------     --------

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
  Common unit holders (4,285,000 units outstanding)                              11,295       16,392
  Subordinated unit holders (3,702,943 units outstanding)                         9,417       13,902
  General Partner                                                                   208          307
                                                                               --------     --------
                  Total partners' capital                                        20,920       30,601
                                                                               --------     --------
                  Total liabilities and partners' capital                      $203,799     $187,850
                                                                               ========     ========



                     The accompanying notes are an integral
                part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per unit and unit data)

                                                                                    For the Year Ended
                                                                                     August 31, 1996
                                                                               --------------------------
                                                                 For the       Two Months      Ten Months      For the
                                                               Year Ended        Ended           Ended        Year Ended
                                                               August 31,      August 31,       June 30,      August 31,
                                                                 1997             1996            1996           1995
                                                              -----------      -----------      ---------      ---------
                                                                                             (Predecessor)  (Predecessor)
REVENUES:
  Retail                                                      $   129,673      $     9,920      $  92,668      $  86,142
  Wholesale                                                        53,019            6,467         39,090         31,114
  Other                                                            17,093            2,090         12,865         14,252
                                                              -----------      -----------      ---------      ---------
                  Total revenues                                  199,785           18,477        144,623        131,508
                                                              -----------      -----------      ---------      ---------

COSTS AND EXPENSES:
  Cost of products sold                                           125,947           12,163         88,989         75,667
  Depreciation and amortization                                    11,124            1,733          7,581          8,896
  Selling, general and administrative                               5,351              698          3,164          2,903
  Operating expenses                                               40,444            5,839         29,134         31,367
                                                              -----------      -----------      ---------      ---------
                  Total costs and expenses                        182,866           20,433        128,868        118,833

OPERATING INCOME (LOSS)                                            16,919           (1,956)        15,755         12,675

  Gain on disposal of assets                                          372               57            170            215
  Equity in earnings (losses) of affiliates                           487             (119)           662             37
  Other income (expense)                                              (90)            (107)           330             33
  Interest expense                                                (12,063)          (1,962)       (10,833)       (12,201)
                                                              -----------      -----------      ---------      ---------

INCOME (LOSS) BEFORE PROVISION FOR  INCOME
  TAXES, MINORITY INTEREST AND EXTRAORDINARY LOSS                   5,625           (4,087)         6,084            759

  Provision  for income taxes                                          --               --          2,735            666
  Minority interest                                                  (448)              25           (428)          (304)
                                                              -----------      -----------      ---------      ---------

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                             5,177           (4,062)         2,921           (211)

  Extraordinary loss on early extinguishment of debt, net
    of minority interest of $44                                        --           (4,361)            --              --

NET INCOME (LOSS)                                                   5,177           (8,423)     $   2,921      $    (211)

GENERAL PARTNER'S INTEREST IN NET INCOME (LOSS)                        52              (84)
                                                              -----------      -----------

LIMITED PARTNERS' INTEREST IN NET INCOME (LOSS)               $     5,125      $    (8,339)
                                                              -----------      -----------

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
  Income (Loss) before extraordinary loss                     $       .64      $      (.51)
  Extraordinary loss
                                                                       --             (.55)
                                                              $       .64      $     (1.06)
WEIGHTED AVERAGE NUMBER OF UNITS
  OUTSTANDING                                                   7,987,943        7,864,336
                                                              -----------      -----------


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                     (in thousands, except share/unit data)

                                             Class A                Class B
                                          Common Stock           Common Stock
                                            (Voting)             (Nonvoting)
                                         -----------------------------------------
                                              Number                Number          Additional                   Total
                                               of                     of              Paid-in   Accumulated    Stockholders'
                                             Shares      Amount     Shares   Amount   Capital      Deficit        Equity
                                         -----------------------------------------------------------------------------------
BALANCE, AUGUST 31, 1994 (Predecessor)      1,282,105      $13     357,500     $3     $ 3,903      $(10,220)     $(6,301)

  Issuance of common stock                      3,000       --          --      -          93            --           93
  Repurchase of common stock                   (1,000)      --          --      -         (16)           --          (16)
  Compensatory appreciation in stock warrants      --       --          --      -          60            --           60

  5% preferred stock dividend                      --       --          --      -          --          (600)        (600)
  Net loss                                         --       --          --      -          --          (211)        (211)
                                            ---------      ---     -------     --     -------      --------      -------

BALANCE, AUGUST 31, 1995 (Predecessor)      1,284,105      $13     357,500     $3     $ 4,040      $(11,031)     $(6,975)
                                            =========      ===     =======     ==     =======      ========      =======


                                                Number of Units
                                            ------------------------
                                                                                                               Total
                                                                                                   General    Partners'
                                             Common     Subordinated     Common    Subordinated    Partner     Capital
                                            ---------------------------------------------------------------------------
BALANCE, APRIL 24, 1996                            --            --     $     --      $     --      $  --      $     --

    Contributions of net assets of
      predecessor                                  --     3,702,943       19,334        16,397        361        36,092
    Issuance of units to public             4,285,000            --       42,729        36,236        798        79,763
    Net senior notes transferred from
      predecessor                                  --            --      (41,159)      (34,904)      (768)      (76,831)
    Net loss                                       --            --       (4,512)       (3,827)       (84)       (8,423)
                                            ---------     ---------     --------      --------      -----      --------

BALANCE, AUGUST 31, 1996                    4,285,000     3,702,943     $ 16,392      $ 13,902      $ 307      $ 30,601
                                            =========     =========     ========      ========      =====      ========

    Unit distribution                              --            --       (7,939)       (6,861)      (151)      (14,951)
    Deferred compensation on restricted
      units                                        --            --           93            --         --            93
    Net income                                     --            --        2,749         2,376         52         5,177
                                            ---------     ---------     --------      --------      -----      --------


BALANCE, AUGUST 31, 1997                    4,285,000     3,702,943     $ 11,295      $  9,417      $ 208      $ 20,920
                                            =========     =========     ========      ========      =====      ========




                     The accompanying notes are an integral
                part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                            For the Year Ended
                                                                                              August 31, 1996
                                                                                           ------------------------
                                                                         For the Year   Two Months        Ten Months    For the Year
                                                                              Ended         Ended            Ended          Ended
                                                                            August 31,    August 31,        June 30,      August 31,
                                                                               1997          1996             1996           1995
                                                                             --------      ---------        ---------      --------
                                                                                                          (Predecessor)(Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                          $  5,177      $  (8,423)     $   2,921      $   (211)

  Reconciliation of net income (loss) to net cash provided by (used
    in) operating activities-
    Depreciation and amortization                                              11,124          1,733          7,581         8,896
    Provision for losses on accounts receivable                                   699            133            261           325
    Gain on disposal of assets                                                   (372)           (55)          (170)         (215)
    Issuance of stock for services rendered and compensatory
     appreciation in warrants                                                      --             --           (164)           60
    Deferred compensation on restricted units                                      93             --             --            --
    Undistributed earnings of affiliates                                         (411)           330           (471)           48
    Increase in deferred income taxes                                              --             --          2,680           563
    Extraordinary loss on early extinguishment of debt                             --          4,361             --            --
    Minority interest                                                             130            (69)           428           304
    Changes in assets and liabilities, net of effect of acquisitions:
        Accounts receivable                                                      (622)          (332)        (2,444)         (877)
        Inventories                                                            (1,694)        (2,859)         2,056        (1,188)
        Prepaid expenses                                                         (194)         1,058         (1,389)          526
        Intangibles and other assets                                             (581)          (235)          (381)       (1,789)
        Accounts payable                                                           740           (917)         3,720           728
        Accrued and other current liabilities                                    1,295          2,328            644           447
                                                                              --------       --------       --------       -------
                Net cash provided by (used in) operating activities             15,384         (2,947)        15,272         7,617
                                                                              --------       --------       --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions, net of cash acquired                            (14,549)        (8,298)        (8,367)      (27,879)
  Capital expenditures                                                         (7,170)        (1,092)        (6,152)       (8,634)
  Proceeds from asset sales                                                     1,619             50            282           579
                                                                              --------       --------       -------       -------
               Net cash used in investing activities                          (20,100)        (9,340)       (14,237)      (35,934)
                                                                              --------       --------       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                     69,782         21,603        159,645        62,375
  Principal payments on debt                                                  (49,260)        (6,850)       (37,884)      (33,933)
  Unit distribution                                                           (14,951)            --             --            --
  Payment of financing and organization costs                                      --         (4,331)            --            --
  Issuance of common stock                                                         --             --             76            62
  Repurchase of common and preferred stock                                         --             --        (61,156)          (16)
  Net proceeds from issuance of common units                                       --         79,763             --            --
  Cash contribution by General Partner                                             --          4,296         (4,296)           --
  Net proceeds transferred from issuance of senior note debt                       --         43,169        (43,169)           --
  Repayment of long-term debt, working capital facilities and
    prepayment penalty                                                             --       (124,193)            --            --
                                                                             --------      ---------      ---------      --------
                Net cash provided by financing activities                       5,571         13,457         13,216        28,488
                                                                             --------      ---------      ---------      --------

INCREASE IN CASH                                                                  855          1,170         14,251           171

CASH, beginning of period                                                       1,170             --          1,237         1,066
                                                                             --------      ---------      ---------      --------

CASH, end of period                                                          $  2,025      $   1,170      $  15,488      $  1,237
                                                                             --------      ---------      ---------      --------

NONCASH FINANCING ACTIVITIES:
  Notes payable incurred on noncompete agreements                            $  1,961      $   1,655      $     500      $  6,281
  5% Preferred stock dividend                                                      --             --            523           600
  Net senior notes transferred from predecessor                                    --         76,831             --            --

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                                     $ 11,873      $   1,682      $  10,151      $ 11,581


                     The accompanying notes are an integral
                part of these consolidated financial statements.

               HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (Dollar amounts in thousands, except unit and per unit amounts)



1.  OPERATIONS AND ORGANIZATION:

         Heritage Propane Partners, L.P. (the Partnership) was formed April 24, 1996, as a Delaware limited partnership. The Partnership was formed to acquire, own and operate the propane business and substantially all of the assets of Heritage Holdings, Inc. In order to simplify the Partnership's obligation under the laws of several jurisdictions in which the Partnership conducts business, the Partnership's activities are conducted through a subsidiary operating partnership, Heritage Operating, L.P. (the Operating Partnership). The Partnership holds a 98.9899 percent limited partner interest and Heritage Holdings, Inc. (the Company or General Partner) holds a 1.0101 percent general partner interest in the Operating Partnership.

         On June 28, 1996, the Partnership completed its initial public offering (the IPO) of 4,025,000 Common Units, representing limited partner interests in the Partnership, to the public at a price of $20.25 a unit. Concurrent with the closing of the IPO, the Company issued $120,000 principal amount of Senior Secured Notes (the Notes) to certain institutional investors in a private placement. The Company conveyed substantially all of its assets (other than approximately $76,831 in proceeds from the issuance of the Notes) to the Operating Partnership in exchange for a general partner interest and all of the limited partner interests in the Operating Partnership and the assumption by the Operating Partnership of substantially all of the liabilities of the Company. The Company conveyed all of its limited partner interest in the Operating Partnership to the Partnership in exchange for 3,702,943 Subordinated Units and a general partner interest in the Partnership. On July 26, 1996, the underwriters exercised their option to purchase an additional 260,000 Common Units and the Partnership received proceeds of approximately $4,898 in exchange thereof on July 29, 1996. As a result, the Company owns a 45.4 percent limited partner interest and an aggregate two percent general partner interest, in the Partnership and the Operating Partnership.

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

         The Operating Partnership entered into a Bank Credit Facility, which includes a Working Capital Facility, providing for up to $15,000 of borrowings to be used for working capital and other general partnership purposes, and an Acquisition Facility, providing for up to $35,000 of borrowings to be used for acquisitions and improvements (see Note 4). The Partnership utilized the Bank Credit Facility in order to repay amounts previously borrowed in connection with certain acquisitions (see Note 3) and other bank debt outstanding at the time of the closing of the IPO.

         The Operating Partnership sells propane and propane-related products to approximately 200,000 retail customers in 23 states throughout the United States. The Partnership is also a wholesale propane supplier in the southwestern United States and in Canada, the latter through participation in a Canadian partnership. The Partnership grants credit to its customers for the purchase of propane and propane-related products.

2.  SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET DETAIL:

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Partnership, its subsidiaries and a majority owned partnership. The Partnership accounts for its 50 percent partnership interest in another propane retailer under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. The General Partner's 1.0101 percent interest in the Operating Partnership is accounted for in the consolidated financial statements as a minority interest.

REVENUE RECOGNITION

         Sales of propane, propane appliances and parts and fittings are recognized at the time of delivery of the product to the customer or at the time of sale or installation. Revenue from service labor is recognized upon completion of the service and tank rent is recognized ratably over the period it is earned.

CASH

         The Partnership participates in cash management programs, and, as a result, disbursements in excess of bank balances of approximately $2,322 and $3,307 are included in accounts payable at August 31, 1997 and 1996, respectively.

INVENTORIES

         Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using the average cost method while the cost of appliances, parts and fittings is determined by the first-in, first-out method. Inventories consist of the following:

                                        August 31,
                                        ----------
                                     1997        1996
                                   -------     -------
Fuel                               $ 9,468     $ 7,735
Appliances, parts and fittings       3,893       3,380
                                   -------     -------
                                   $13,361     $11,115
                                   =======     =======


PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed as incurred. Components and useful lives of property, plant and equipment are as follows:

                                                                          August 31,
                                                                          ----------
                                                                     1997            1996
                                                                  ---------      ---------
Land and improvements                                             $   7,298      $   6,456
Buildings and improvements (10 to 30 years)                          11,415         11,402
Bulk storage, equipment and facilities (3 to 30 years)               17,974         16,713
Tanks and other equipment (5 to 30 years)                            84,664         76,756
Vehicles (5 to 7 years)                                              18,743         15,178
Furniture and fixtures (5 to 10 years)                                4,049          3,786
Other                                                                 1,126            989
                                                                  ---------      ---------
                                                                    145,269        131,280
Less-accumulated depreciation                                       (27,307)       (20,938)
                                                                  ---------      ---------
                                                                  $ 117,962      $  110,342
                                                                  =========      ==========

INTANGIBLES AND OTHER ASSETS

         Intangibles and other assets are stated at cost net of amortization computed on the straight-line and effective interest methods. Components and useful lives of intangibles and other assets are as follows:

                                                                      August 31,
                                                                      ----------
                                                                  1997          1996
                                                                --------      --------
Goodwill (30 years)                                             $ 31,666      $ 27,885
Noncompete agreements (10 to 15 years)                            24,233        25,597
Customer lists (15 years)                                         11,885         9,351
Other                                                              5,373         4,933
                                                                --------      --------
                                                                  73,157        67,766
Less-accumulated amortization                                    (19,368)      (19,154)
                                                                --------      --------
                                                                $ 53,789      $  48,612
                                                                ========      =========


         It is the Partnership's policy to review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of intangible assets is not recoverable, it is the Partnership's policy to reduce the carrying amount of such assets to fair value.

ACCRUED AND OTHER CURRENT LIABILITIES

         Accrued and other current liabilities consist of the following:

                                                                       August 31,
                                                                       ----------
                                                                   1997       1996
                                                                  ------     ------
Interest payable                                                  $2,075     $1,885
Wages and payroll taxes                                            1,048        966
Deferred tank rent                                                   925        916
Taxes other than income                                              519        730
Minority interest                                                    295        165
Customer deposits                                                  1,999        821
Other                                                                515        247
                                                                  ------     ------
                                                                  $7,376     $5,730
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

         The Predecessor filed a consolidated federal income tax return. Deferred income taxes were recognized for the tax consequences of temporary differences between financial statement carrying amounts and the tax basis of existing assets and liabilities.

EXTRAORDINARY ITEM

         In connection with the repayment of the Prudential debt (see Note 1), the Partnership incurred a prepayment penalty of $3,500 and wrote-off the unamortized balance of $905 of deferred financing costs associated with the Prudential debt. These are reflected as extraordinary loss in the consolidated statement of operations for the two months ended August 31, 1996.

INCOME (LOSS) PER LIMITED PARTNER UNIT

         Net income (loss) per limited partner unit is computed by dividing net income (loss), after considering the General Partner's one percent interest, by the weighted average number of Common and Subordinated Units outstanding.

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

FAIR VALUE

         The carrying amounts of accounts receivable and accounts payable approximate their fair value. Based on the estimated borrowing rates currently available to the Partnership for long-term loans with similar terms and average maturities, the aggregate fair value at August 31, 1997, of the Partnership's long-term debt approximates the aggregate carrying amount.

RECLASSIFICATIONS

         Certain prior-year amounts have been reclassified to conform with the current-year presentations. These reclassifications have no impact on net income.

3.  ACQUISITIONS:

         During fiscal 1997, the Partnership purchased certain assets of Horizon Gas, Inc., Horizon Gas of Palm Bay, Inc., Horizon Gas of Hudson, Inc., Waynesville Gas Service, Inc., Keen Compressed Gas Co., and three small companies. Guilford Gas Service, Inc., a corporation in which the Partnership owned a one-third interest, entered into a stock redemption agreement with its other shareholders to purchase the remaining two-thirds of the stock. Guilford Gas Service, Inc. then purchased certain assets of Lancaster Gas Service, Inc. The acquisitions totaled approximately $17,353, including noncompete agreements for periods ranging from seven to fifteen years totaling $1,961, which was financed primarily with the acquisition facility. Subsequent to August 31, 1997, the Partnership purchased certain assets of Gibson Propane Co. and Gibson Homegas of Memphis, TN., and all of the outstanding stock of Tennessee Independent Propane Co. (TIPCO).

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

         The acquisitions have been accounted for by the purchase method and, accordingly, the purchase prices have been allocated to assets acquired and liabilities assumed based on the fair market values at the date of acquisitions. The Company capitalized as part of the purchase price allocation legal and other costs related to the acquisitions. The excess of the purchase price over the fair market values of the net assets acquired has been recorded as goodwill.

         The results of operations of the acquired entities have been included in the Company's and Partnership's consolidated financial statements from the date of acquisition, as appropriate.


4.  WORKING CAPITAL FACILITIES AND LONG-TERM DEBT:

         Long-term debt consists of the following:

                                                                   August 31,
                                                                   ----------
                                                              1997           1996
                                                           ---------      ---------
8.55% Senior Secured Notes                                 $ 120,000      $ 120,000
Senior Revolving Acquisition Facility                         25,000         10,750
Notes payable on noncompete agreements with
  interest imputed at rates averaging 8%, due in
  installments through 2007, collateralized by a first
  security lien on certain assets of the Partnership           3,278          1,655
Other                                                            975            359
                                                           ---------      ---------
                                                             149,253        132,764
Current maturities of long-term debt                            (800)          (243)
                                                           ---------      ---------
                                                           $ 148,453      $ 132,521
                                                           =========      =========


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

         As of June 25, 1996, the Partnership entered into a credit agreement with various financial institutions. This agreement was amended September 30, 1997. The amended credit agreement extended the terms of the Senior Revolving Working Capital Facility and the Acquisition Facility by one year and increased the Senior Revolving Acquisition Facility by $10,000. The amended credit agreement consists of the following:

        A $15,000 Senior Revolving Working Capital Facility, expiring June 30, 2000, with $12,250 outstanding at August 31, 1997. The interest rate and interest payment dates vary depending on the terms the Partnership agrees to when the money is borrowed. The weighted average interest rates were 7.59 percent and 8.08 percent for amounts outstanding at August 31, 1997 and 1996, respectively. The Partnership must be free of all working capital borrowings for 30 consecutive days each fiscal year. A commitment fee of .5 percent is paid on the unused portion of the facility.

        A $35,000 Senior Revolving Acquisition Facility is available to December 31, 1999, at which time the outstanding amount must be paid in ten equal quarterly installments, beginning March 31, 2000. The interest rate and interest payment dates vary depending on the terms the Partnership agrees to when the money is borrowed. The average interest rates were 7.38 percent and 7.73 percent for amounts outstanding at August 31, 1997 and 1996, respectively. A commitment fee of .5 percent is paid on the unused portion of the facility.

         Future maturities of long-term debt for each of the next five fiscal years and thereafter are $800 in 1998; $790 in 1999; $5,500 in 2000; $10,540 in
2001; $22,322 in 2002 and $109,301 thereafter.

5.  COMMITMENTS AND CONTINGENCIES:

         Certain property and equipment is leased under noncancelable leases which require fixed monthly rental payments, and that expire at various dates through 2008. Rental expense under these leases totaled approximately $1,359 for fiscal 1997, $1,010 and $226 for the ten months ended June 30, 1996 and the two months ended August 31, 1996, respectively, and $1083 for the year ended August 31, 1995. Fiscal year future minimum lease commitments for such leases are $1,328 in 1998; $733 in 1999; $527 in 2000; $322 in 2001; $241 in 2002 and
$644, thereafter.

         The Partnership is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Partnership. In the opinion of management, all such matters are covered by insurance, are without merit, or involve amounts, which, if resolved unfavorably, would not have a significant effect on the financial position or results of operations of the Partnership.

         The Partnership has entered into several purchase and supply commitments with varying terms as to quantities and prices, which expire at various dates through March 1998.

6.  INCOME TAXES:

         During the Predecessor period, the Company retroactively adopted the provisions of SFAS No. 109, Accounting for Income Taxes, which uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. The deferred tax assets and liabilities are measured using the current tax rates and laws. The significant temporary differences and related deferred tax provisions relate primarily to net operating loss carryforwards and depreciation.

         The provision for income taxes includes the following components for the periods ended as follows:

                                  For the Ten Months   For the Year Ended
                                     Ended June 30,          August 31,
                                         1996                   1995
                                  ------------------   ------------------
Current                                 $   55              $  103
Deferred                                 2,680                 563
                                        ------              ------
                                        $2,735              $  666
                                        ======              ======

         The reconciliation of the statutory income tax rate to the effective income tax rate for the periods ended is as follows:

                                 For the Ten Months    For the Year Ended
                                    Ended June 30,         August 31,
                                         1996                1995
                                  ------------------   ------------------
Tax at statutory rates                  $1,923               $155
Nondeductible amortization                 360                390
State income taxes                         226                 18
Other                                      226                103
                                        ------               ----
                                        $2,735               $666
                                        ======               ====

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

         During the Subordination Period, (as defined below), the Partnership may issue up to 2,012,500 additional Common Units (excluding Common Units issued in connection with conversion of Subordinated Units into Common Units) or an equivalent number of securities ranking on a parity with the Common Units and an unlimited number of partnership interests junior to the Common Units without a Unitholder vote. The Partnership may also issue additional Common Units during the Subordination Period in connection with certain acquisitions or the repayment of certain indebtedness. After the Subordination Period, the Partnership Agreement authorizes the General Partner to cause the Partnership to issue an unlimited number of limited partner interests of any type without the approval of any Unitholders.

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

         Distributions by the Partnership in an amount equal to 100 percent of its Available Cash will generally be made 98 percent to the Common and Subordinated Unitholders and two percent to the General Partner, subject to the payment of incentive distributions to the holders of Incentive Distribution Rights to the extent that certain target levels of cash distributions are achieved. To the extent there is sufficient Available Cash, the holders of Common Units have the right to receive the Minimum Quarterly Distribution ($.50 per Unit), plus any arrearages, prior to any distribution of Available Cash to the holders of Subordinated Units. Common Units will not accrue arrearages for any quarter after the Subordination Period and Subordinated Units will not accrue any arrearages with respect to distributions for any quarter.

         In general, the Subordination Period will continue indefinitely until the first day of any quarter beginning after May 31, 2001, in which distributions of Available Cash equal or exceed the Minimum Quarterly Distribution (MQD) on the Common Units and the Subordinated Units for each of the three consecutive four-quarter periods immediately preceding such date. Prior to the end of the Subordination Period, 925,736 Subordinated Units will convert to Common Units after May 31, 1999 and another 925,736 Subordinated Units will convert to Common Units after May 31, 2000, if distributions of Available Cash on the Common Units and Subordinated Units equal or exceed the MQD for each of the three consecutive four-quarter periods preceding such date. Upon expiration of the Subordination Period, all remaining Subordinated Units will convert to Common Units.

         The Partnership is expected to make distributions of its Available Cash within 45 days after the end of each fiscal quarter ending November, February, May and August to holders of record on the applicable record date. A pro rata MQD of $.353 per Common and Subordinated unit was made on October 15, 1996 for the two month period between the Partnership's initial public offering and the fourth quarter ended August 31, 1996. The MQD was made to the Common and Subordinated Unitholders for the quarters ended November 30, 1996, February 28, 1997, and May 31, 1997. The fourth quarter MQD was declared on September 18, 1997, payable on October 15 to the Common and Subordinated Unitholders of record as of September 30, 1997.

RESTRICTED UNIT PLAN

         The General Partner adopted a restricted unit plan (the "Plan") for its non-employee directors and key employees of the General Partner and its affiliates effective June 1996. Rights to acquire 146,000 Common Units ("Phantom Units") are available under the Plan and may be granted to employees from time to time at the discretion of the Plan Committee. Commencing on September 1, 1996, and on each September 1 thereafter that the Plan is in effect, each director who is in office automatically receives 500 units. The Phantom Units vest upon, and in the same proportions as (1) the conversion of the Partnership's Subordinated Units into Common Units or (2) if later, the third anniversary of their grant date. During fiscal 1997, 18,000 of these Phantom Units were granted to non-employee directors and key employees. The market value of the Phantom Units issued was $20.25 on the date of grant. Compensation cost and directors' fees of $93 related to the issuance of the units is included in net income.

9.  PROFIT SHARING AND 401(K) SAVINGS PLAN:

         The Partnership sponsors a defined contribution profit sharing and 401(k) savings plan (the Plan), which covers all employees subject to service period requirements. Contributions are made to the Plan at the discretion of the Board of Directors. Total expense under the profit sharing provision of the Plan during the years ended August 31, 1997, 1996, and 1995, was $325, $350 and $275 , respectively.
                                      F-13

10.  RELATED PARTY TRANSACTIONS:

         The Partnership has no employees and is managed by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. These costs, which totaled approximately $28,659 for the year ended August 31, 1997 and $4,127 for the two months ended August 31, 1996, include compensation and benefits paid to officers and employees of the General Partner.

11.  DOMESTIC AND FOREIGN OPERATIONS:

         The following table presents revenue, operating income and identifiable assets attributable to the Partnership's domestic and foreign operations.



                            For the Year  For the Two    For the Ten   For the Year
                               Ended      Months Ended   Months Ended      Ended
                             August 31,    August 31,      June 30,      August 31,
                               1997           1996           1996           1995
                             ---------      ---------      ---------      --------
                                                         (Predecessor) (Predecessor)
Revenues:
  Domestic                   $ 158,508      $  13,182      $ 114,257      $ 110,773
  Foreign
    Affiliated                  20,764          1,261         10,394         10,540
    Unaffiliated                41,277          5,295         30,366         20,735
Elimination                    (20,764)        (1,261)       (10,394)       (10,540)
                             ---------      ---------      ---------      ---------
                             $ 199,785      $  18,477      $ 144,623      $ 131,508
                             =========      =========      =========      =========
Operating Income (Loss):
  Domestic                   $  16,541      $  (1,991)     $  15,440      $  12,491
  Foreign
    Affiliated                     186              8            111             93
    Unaffiliated                   378             35            315            184
Elimination                       (186)            (8)          (111)           (93)
                             ---------      ---------      ---------      ---------
                             $  16,919      $  (1,956)     $  15,755      $  12,675
                             =========      =========      =========      =========
Identifiable Assets:
  Domestic                   $ 198,935      $ 184,469      $     n/a      $ 161,097
  Foreign                        4,864          3,381            n/a          2,326
                             ---------      ---------      ---------      ---------
                             $ 203,799      $ 187,850      $     n/a      $ 163,423
                             =========      =========      =========      =========

                               INDEX TO EXHIBITS

         The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

         10.1.3   Third Amendment to Credit Agreement dated as of September 30,
                  1997

         27.1     Financial Data Schedule - Filed with EDGAR version only