Form 10-Q
period 1997-11-30
HERITAGE PROPANE PARTNERS L P
filed 1998-01-14
CIK 1012569

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997

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

Yes   x    No
    -----     -----

At December 31, 1997, the registrant had units outstanding as follows:
Heritage Propane Partners, L.P.             4,648,825         Common Units
                                            3,702,943         Subordinated Units

                                    FORM 10-Q
                         HERITAGE PROPANE PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                                          Pages
                                                                                                          -----
         PART I   FINANCIAL INFORMATION

                  Item 1.  Financial Statements

                  Heritage Propane Partners, L.P. and Subsidiaries

                  Consolidated Balance Sheets as of November 30, 1997 and August 31, 1997                   1

                  Consolidated Statements of Operations for the three months ended
                    November 30, 1997 and November 30, 1996                                                 2

                  Consolidated Statement of Partners' Capital for the three months ended
                    November 30, 1997                                                                       3

                  Consolidated Statements of Cash Flows for the three months ended
                    November 30, 1997 and November 30, 1996                                                 4

                  Notes to Consolidated Financial Statements                                                5

                  Item 2.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                               6

         PART II  OTHER INFORMATION

                  Item 6.  Exhibits and Reports on Form 8-K                                                 9

                  Signatures

                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                   ASSETS                                            November 30,   August 31,
                                                                                         1997         1997
                                                                                       --------     --------
                                                                                     (unaudited)
CURRENT ASSETS:
  Cash                                                                                 $  2,288     $  2,025
  Accounts receivable, net of allowance for doubtful accounts                            17,068       11,170
  Inventories                                                                            14,065       13,361
  Prepaid expenses                                                                        1,375        1,395
                                                                                       --------     --------
     Total current assets                                                                34,796       27,951
PROPERTY, PLANT AND EQUIPMENT, net                                                      128,524      117,962
INVESTMENT IN AFFILIATES                                                                  4,140        4,097
INTANGIBLES AND OTHER ASSETS, net                                                        59,471       53,789
                                                                                       --------     --------
     Total assets                                                                      $226,931     $203,799
                                                                                       ========     ========

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Working capital facilities                                                           $ 13,900     $ 12,250
  Accounts payable                                                                       16,397       14,000
  Accrued and other current liabilities                                                  10,774        7,376
  Current maturities of long-term debt                                                    1,014          800
                                                                                       --------     --------
     Total current liabilities                                                           42,085       34,426
LONG-TERM DEBT, less current maturities                                                 162,010      148,453
                                                                                       --------     --------
     Total liabilities                                                                  204,095      182,879
                                                                                       --------     --------

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
  Common unit holders                                                                    14,772       11,295
  Subordinated unit holders                                                               7,835        9,417
  General Partner                                                                           229          208
                                                                                       --------     --------
     Total partners' capital                                                             22,836       20,920
                                                                                       --------     --------
     Total liabilities and partners' capital                                           $226,931     $203,799
                                                                                       ========     ========


                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                   PART OF THESE CONSOLIDATED BALANCE SHEETS.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT UNIT DATA)
                                   (UNAUDITED)


                                                       Three Months Ended
                                                          November 30,
                                                      1997             1996
                                                   -----------      -----------
REVENUES:
  Retail                                           $    31,039      $    29,987
  Wholesale                                              9,396           15,481
  Other                                                  5,471            5,346
                                                   -----------      -----------
     Total revenues                                     45,906           50,814
                                                   -----------      -----------

COSTS AND EXPENSES:
  Cost of products sold                                 26,824           34,482
  Depreciation and amortization                          3,056            2,611
  Selling, general, and administrative                   1,275            1,251
  Operating expenses                                    10,752            9,608
                                                   -----------      -----------
     Total costs and expenses                           41,907           47,952
                                                   -----------      -----------

OPERATING INCOME                                         3,999            2,862

  Gain on disposal of assets                                71              132
  Equity in earnings of affiliates                          59               40
  Other income (expense)                                   (18)             (30)
  Interest expense                                      (3,497)          (2,946)
                                                   -----------      -----------

INCOME  BEFORE MINORITY INTEREST                           614               58

  Minority interest                                       (120)            (153)
                                                   -----------      -----------

NET INCOME (LOSS)                                          494              (95)

GENERAL PARTNER'S INTEREST IN NET INCOME (LOSS)              5               (1)
                                                   -----------      -----------

LIMITED PARTNERS' INTEREST IN NET INCOME (LOSS)    $       489      $       (94)
                                                   ===========      ===========

NET INCOME (LOSS)  PER LIMITED PARTNER UNIT        $      0.06      $      (.01)
                                                   ===========      ===========

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING         8,122,697        7,987,943
                                                   ===========      ===========

                     THE ACCOMPANYING NOTES ARE AN INTEGRAL
                PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                        (in thousands, except unit data)
                                   (unaudited)



                                           Number of Units                                                    Total
                                       -------------------------                               General      Partners'
                                          Common     Subordinated    Common    Subordinated    Partner       Capital
                                       -------------------------------------------------------------------------------
BALANCE, AUGUST 31, 1997                4,285,000     3,702,943   $   11,295    $    9,417    $      208    $   20,920

Unit distribution                              --            --       (2,143)       (1,851)          (40)       (4,034)

Issuance of Common Units in
  connection with acquisitions            227,085            --        5,350            --            --         5,350
Capital contribution from General
  Partner in connection with issuance
  of Common Units                              --            --           --            --            54            54

Deferred compensation on restricted            --            --          (16)           66             2            52
units                                          --            --
Net income                                     --            --          286           203             5           494
                                       ----------    ----------   ----------    ----------    ----------    ----------
BALANCE, NOVEMBER 30, 1997              4,512,085     3,702,943   $   14,772    $    7,835    $      229    $   22,836
                                       ==========    ==========   ==========    ==========    ==========    ==========


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                          Three Months Ended
                                                                             November 30,
                                                                          1997          1996
                                                                        --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                     $    494      $    (95)
  Reconciliation of net income (loss) to net cash
  provided by operating activities-
  Depreciation and amortization                                            3,056         2,611
  Provision for losses on accounts receivable                                 92           114
  Gain on disposal of assets                                                 (71)         (132)
  Deferred compensation on restricted units                                   52            23
  Undistributed earnings of affiliates                                       (43)           14
  Minority interest                                                         (303)           70
  Changes in assets and liabilities, net of effect of acquisitions:
   Accounts receivable                                                    (5,613)      (13,322)
   Inventories                                                              (412)       (1,486)
   Prepaid expenses                                                           98          (502)
   Intangibles and other assets                                             (501)         (146)
   Accounts payable                                                        2,071        10,081
   Accrued and other current liabilities                                   3,483         3,866
                                                                        --------      --------
        Net cash provided by operating activities                          2,403         1,096
                                                                        --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions, net of cash acquired                        (7,310)         (366)
  Capital expenditures                                                    (2,906)       (2,220)
  Proceeds from assets sales                                                  81           248
                                                                        --------      --------
        Net cash used in investing activities                            (10,135)       (2,338)
                                                                        --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                64,850        12,435
  Principal payments on debt                                             (52,875)       (7,528)
  Unit distribution                                                       (4,034)       (2,848)
    Capital contribution from General Partner                                 54            --
                                                                        --------      --------
        Net cash provided by financing activities                          7,995         2,059
                                                                        --------      --------

INCREASE IN CASH                                                             263           817

CASH, beginning of period                                                  2,025         1,170
                                                                        --------      --------

CASH, end of period                                                     $  2,288      $  1,987
                                                                        ========      ========

NONCASH FINANCING ACTIVITIES:
  Notes payable incurred on noncompete agreements                       $  3,446      $    182
  Issuance of restricted common units in connection
  with acquisitions                                                     $  5,350            --
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                              $    817      $    400


                     The accompanying notes are an integral
                part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except unit data)

1.       GENERAL:

The accompanying unaudited consolidated financial statements have been prepared by Heritage Propane Partners, L.P. (the Partnership), and include the accounts of the Partnership and its subsidiaries, including Heritage Operating, L.P. (the "Operating Partnership"), and a majority owned partnership. The partnership accounts for its 50 percent partnership interest in another propane retailer under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. The General Partner's 1.0101 percent interest in the Operating Partnership is accounted for in the consolidated financial statements as a minority interest. The accompanying financial statements should be read in conjunction with the Partnership's consolidated financial statements as of August 31, 1997, and the notes thereto included in the Partnership's consolidated financial statements included in Form 10-K as filed with the Securities and Exchange Commission. The accompanying financial statements include only normal recurring accruals and all adjustments that the Partnership considers necessary for a fair presentation. Due to the seasonal nature of the Partnership's business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

2.       DETAILS TO CONSOLIDATED BALANCE SHEETS:

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using average cost while the cost of appliances, parts and fittings is determined by the first-in, first-out method.
Inventories consist of the following:


                                                     November 30,   August 31,
                                                         1997         1997
                                                     ------------   ----------
                                                     (Unaudited)
Fuel                                                   $ 10,221     $  9,468
Appliances, parts and fittings                            3,844        3,893
                                                       --------     --------
                                                       $ 14,065     $ 13,361
                                                       ========     ========


3.       NET INCOME OR LOSS PER LIMITED PARTNER UNIT:

Net income or loss per limited partner unit is computed by dividing net income
(loss), after considering the General Partner's one percent interest, by the weighted average number of Common and Subordinated Units outstanding.

4.       CASH DISTRIBUTIONS:

The Minimum Quarterly Distribution (MQD) of $3,993, or $.50 per Common and Subordinated unit, was paid on October 15, 1997, to Unitholders of record on September 30, 1997, and $82 was distributed to the General Partner. On December 24, 1997, the Partnership declared the MQD of $4,176, or $.50 per Common and Subordinated unit, and $85 to be distributed to the General Partner, for the period September 30, 1997 to November 30, 1997, payable January 14, 1998, to holders of record on January 5, 1998.

5.       RECLASSIFICATIONS:

Certain prior quarter amounts have been reclassified to conform with the current quarter presentations. These reclassifications have no impact on net income
(loss).

6.       REGISTRATION STATEMENT:

Effective November 19, 1997, the Partnership registered 2,000,000 additional Common units which may be issued from time to time by the Partnership by means of a prospectus delivered in connection with its negotiations for acquisition of other businesses, properties or securities in business combination transactions. As of the date of the filing of this Form 10-K, no units have been issued with respect to this registration statement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ANALYSIS OF UNAUDITED HISTORICAL RESULTS OF OPERATIONS

         On June 28, 1996, Heritage Propane Partners, L.P. (the Partnership) acquired certain assets of Heritage Holdings, Inc. (the Company) and completed an initial public offering. The Partnership operates 135 districts in 25 states, serving over 220,000 customers. The Partnership has made 15 acquisitions since the Initial Public Offering. The following discussion reflects the results of operations and operating data for the Partnership for the periods indicated.

         Since November 30, 1996, the Partnership has consummated 6 acquisitions which affect the comparability of prior period financial results as they are, for the most part included in all three months for the period ended November 30, 1997, yet the acquisition volumes were not included in the comparable period of the prior year.

         Amounts discussed below reflect 100% of the results of operations of M-P Oils Partnership, a general partnership in which the Partnership owns a 60% interest. Because M-P Oils Partnership is primarily engaged in lower-margin wholesale propane distribution, its contribution to the Partnership's net income and EBITDA is not significant.

         The Partnership's results of operations are dependent in a large part on weather conditions in its service areas. Because a substantial portion of the propane sold by the Partnership is used in the heating-sensitive residential and commercial markets, the temperatures realized in the Partnership's areas of operations have a significant effect on the financial performance of the Partnership. As a result, volumes of propane sold are highest during the peak heating season of November through March. Warmer than normal weather during this peak season will tend to have a negative effect on the volumes of propane sold.

         The retail propane business is a "margin-based" business in which gross profits depend on the excess of sales price over propane supply costs. The market price of propane is often subject to volatile changes as a result of supply or other market conditions over which the Partnership has no control. Since rapid increases in the wholesale cost of propane, as was seen during the 1996 - 1997 heating season, may not be immediately passed on to retail customers, such increases could reduce the Partnership's gross profits. Conversely, declining wholesale prices may not necessarily increase operating margins.

         Three Months Ended November 30, 1997 Compared to Three Months Ended November 30, 1996.

         Volume. During the three months ended November 30, 1997, the Partnership sold 32.9 million retail gallons, an increase of 1.4 million retail gallons or 4.4% from the 31.5 million retail gallons sold in the three months ended November 30, 1996. This increase was primarily attributable to acquisition related volumes offset by warmer weather in the Partnership's areas of operations during the three months ended November 30, 1997 as compared to the same period of the prior year.

         The Partnership also sold approximately 22.8 million wholesale gallons in the three months ended November 30, 1997, a decrease of 7.2 million wholesale gallons or 23.8% from the 30.0 million wholesale gallons in the three months ended November 30, 1996. The decrease in wholesale volumes was attributable to the decreased wholesale volumes of 4.7 million gallons in the foreign operations of

M-P Oils Partnership with the remainder in the decreased domestic wholesale volumes due to warmer than normal weather in those areas of operations.

         Revenues. Total revenues decreased $4.9 million or 9.7% to $45.9 million for the three months ended November 30, 1997, as compared to $50.8 million for the same three month period last year. Domestic retail fuel revenues increased $1.0 million or 3.5% to $31.0 million for the three months ended 1997, as compared to $30.0 million for the three months ended November 30, 1996 while domestic wholesale revenues decreased $1.4 million or 51.4% from the $2.8 million for the three months ended November 30, 1996, to $1.4 million for November 30, 1997. Foreign revenues decreased $4.6 million or 36.6% to $8.0 million for the three months ended November 30, 1997, as compared to $12.6 million for the same three month period last year. The decrease in foreign and domestic wholesale revenues was attributable to both decreased volumes and sales prices whereas the increased domestic retail fuel revenues resulted from the increase in volumes due to acquisition volumes offset by decreases due to warmer weather than last year.

         Cost of Sales. Total cost of sales decreased $7.7 million or 22.2% to $26.8 million for the three months ended November 30, 1997, as compared to $34.5 million for the three months ended November 30, 1996. Domestic cost of sales decreased $3.2 million or 14.2% to $19.1 million for the three months ended November 30, 1997, as compared to $22.3 million for the comparable three month period last year. Foreign cost of sales decreased $4.5 million or 36.8% to $7.7 million for the three months ended November 30, 1997, as compared to $12.2 million for the same three month period last year. The decrease in foreign cost of sales was attributable to decreased volumes and a decrease in the cost per gallon of propane from last year's prices. The decrease in domestic cost of sales was also due to the decrease in domestic wholesale volumes and the decrease in propane costs in the three months ended November 30, 1997 as compared to the period ended November 30, 1996.

         Gross Profit. Total gross profit increased $2.7 million or 16.8% to $19.1 million for the three months ended November 30, 1997, as compared to $16.3 million for the same three month period last year. This increase was attributable to an increase in retail volumes sold and the impact of higher domestic margins.

         Operating Expenses. Operating expenses increased $1.1 million or 11.9% to $10.7 million in the three months ended November 30, 1997, as compared to $9.6 million in the three months ended November 30, 1996. This increase was primarily attributable to costs associated with acquisitions such as salaries, employee benefits and plant operations.

         Selling, General and Administrative. Selling, general and administrative expenses were $1.3 million for the three months ended November 30, 1997, a minimal increase of 1.8% over the three months ending November 30, 1996.

         Depreciation and Amortization. Depreciation and amortization increased approximately $.4 million or 17.0% to $3.0 million in the three months ended November 30, 1997, as compared to $2.6 million for the same three month period last year. This increase was the result of additional depreciation and amortization associated with acquisitions.

         Operating Income. Operating income increased $1.1 million or 39.7% to $4.0 million for the three months ended November 30, 1997, as compared to $2.9 million for the three months ended November 30, 1996. This increase was due to the increase in gross profit due to higher domestic fuel margins offset by the acquisition related increase in operating expenses and the impact of warmer weather.

         Net Income. Net income increased $0.6 million to $.5 million for the three months ending November 30, 1997, as compared to the net loss of $(0.1) million for the three months ended November 30, 1996. This increase is the result of higher operating income for the three months ended November 30, 1997 as compared to the same three month period last year, partially offset by increased interest costs.

         EBITDA. Earnings before interest, taxes, depreciation, and amortization increased $1.6 million or 29.5% to $7.1 million in the three months ended November 30, 1997, as compared to $5.5 million for the prior year three month period. This increase was due to increased gross profit offset by the acquisition related increase in operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows

         Cash provided by operating activities during the three months ended November 30, 1997, was $2.4 million compared to $1.1 million during the three months ended November 30, 1996. The cash flows from operations during the three months ended November 30, 1997, consisted primarily of net income of $.5 million and noncash charges of $2.8 million, principally depreciation and amortization. Cash flows from operating activities are generally greatest during the Partnership's third quarter when customers are paying for propane purchased during the latter part of the heating season. The three months ended November 30, 1996 had substantial increases in accounts receivable and accounts payable due to the increased foreign volumes of M-P Oils Partnership. Foreign sales prices decreased and volumes were down 4.7 million gallons for the three months ended November 30, 1997 as compared to the same three month period last year which represents the reason for the change in accounts receivable and accounts payable cash flow comparisons for the two time periods.

         Cash used in investing activities during the three months ended November 30, 1997 included capital expenditures for acquisitions amounting to $7.3 million, net of cash received plus $2.9 million spent for maintenance needed to sustain operations at current levels, as well as new customer tanks to support growth of operations and other miscellaneous capitalized items.

         Cash provided by financing activities during the three months ended November 30, 1997 of $8.0 million is the net of $12 million of debt incurred reduced by the full Minimum Quarterly Distribution to unit holders of $4.0 million.

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

         On November 19, 1997 the Partnership entered into a Note Purchase Agreement that provides for the issuance of up to $100 million of senior secured promissory notes (the "Notes") if certain conditions are met. An initial placement of $32 million of Notes at an average interest rate of 7.23% with an average 10 year maturity was completed at the closing of the Note Purchase Agreement. The proceeds of the Notes were used to refinance amounts outstanding under the Acquisition Facility. As of November 30, 1997, the Acquisition Facility had $31.6 million available to fund future acquisitions and the Working Capital Facility had $1.1 million available for borrowings. Effective November 19, 1997, the Partnership registered 2,000,000 additional Common units which may be issued from time to time by the Partnership by means of a prospectus delivered in connection with its negotiations for acquisition of other businesses, properties or securities in business combination transactions. As of the date of the filing of this Form 10-Q, no units have been issued with respect to this registration statement.

         The Partnership uses its cash provided by operating and financing activities to provide distributions to unit holders and to fund acquisition, maintenance and growth capital expenditures. Acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations, were $7.3 million for the three months ended November 30, 1997, as compared to $.4 million during the three months ended November 30, 1996. In addition to the $7.3 million of cash expended for acquisitions during the three months ended November 30, 1997, $5.4 million of restricted common units were issued in connection with acquiring new companies.

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

                                    FORM 10-Q
                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) On October 8, 1997, the Partnership issued 227,085 Common Units in exchange for substantially all of the assets of a propane company, for a total value of $5.4 million. On December 1, 1997, the Partnership issued an additional 136,740 Common Units at the closing of an exchange of another propane company, for total consideration of $3.3 million. These Common Units were not registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, by virtue of an exemption under Section 4(2) thereof. These Common Units carry a restrictive legend with regard to transfer of the Units.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

(a) The following exhibits are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

                  Exhibit
                  Number            Description
                  ------            -----------
                   10.1.4           Fourth Amendment to Credit Agreement dated
                                    as of November 18, 1997

                   10.16            Note Purchase Agreement, dated as of
                                    November 19, 1997

                   27.1 Financial Data Schedule - Filed with EDGAR version only


(b) No reports on Form 8-K have been filed by the registrant for the quarter for which this report is filed.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HERITAGE PROPANE PARTNERS, L.P.

                              By: Heritage Holdings, Inc., General Partner



Date:  January 13, 1998       By: /s/ H. Michael Krimbill
                                  -------------------------
                                                 H. Michael Krimbill
                                                 (Chief Accounting Officer and
                                                 officer duly authorized to sign
                                                 on behalf of the registrant)

                                 EXHIBIT INDEX

                  Exhibit
                  Number            Description
                  ------            -----------
                   10.1.4           Fourth Amendment to Credit Agreement dated
                                    as of November 18, 1997

                   10.16            Note Purchase Agreement, dated as of
                                    November 19, 1997

                   27.1 Financial Data Schedule - Filed with EDGAR version only