Form 10-Q
period 1998-02-28
HERITAGE PROPANE PARTNERS L P
filed 1998-04-14
CIK 1012569

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            to
                              ------------  ------------

COMMISSION FILE NUMBER 1-11727

                         HERITAGE PROPANE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                        73-1493906
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

Yes      x          No
   --------------     --------------

At March 31, 1998, the registrant had units outstanding as follows:
Heritage Propane Partners, L.P.             4,678,629         Common Units
                                            3,702,943         Subordinated Units

                                    FORM 10-Q
                         HERITAGE PROPANE PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                                          Pages
                                                                                                         -------
          PART I   FINANCIAL INFORMATION

                   Item 1.  Financial Statements

                   Heritage Propane Partners, L.P. and Subsidiaries

                   Consolidated Balance Sheets as of February 28, 1998 and August 31, 1997                  1

                   Consolidated Statements of Operations for the three months and six
                     months ended February 28, 1998 and 1997                                                2

                   Consolidated Statement of Partners' Capital for the six months ended
                     February 28, 1998                                                                      3

                   Consolidated Statements of Cash Flows for the six months ended
                     February 28, 1998 and 1997                                                             4

                   Notes to Consolidated Financial Statements                                               5

                   Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                              6

          PART II  OTHER INFORMATION

                   Item 2.  Changes in Securities and Use of Proceeds                                      10

                   Item 6.  Exhibits and Reports on Form 8-K                                               11

                   Signatures

                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                    ASSETS                     February 28,  August 31,
                                                                   1998        1997
                                                                 --------    --------
                                                                 (unaudited)
 CURRENT ASSETS:
  Cash                                                           $  2,798    $  2,025
  Accounts receivable, net of allowance for doubtful accounts      22,022      11,170
  Inventories                                                       7,649      13,361
  Prepaid expenses                                                  1,270       1,395
                                                                 --------    --------
     Total current assets                                          33,739      27,951
PROPERTY, PLANT AND EQUIPMENT, net                                131,790     117,962
INVESTMENT IN AFFILIATES                                            4,679       4,097
INTANGIBLES AND OTHER ASSETS, net                                  66,063      53,789
                                                                 --------    --------
     Total assets                                                $236,271    $203,799
                                                                 ========    ========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Working capital facilities                                     $  3,400    $ 12,250
  Accounts payable                                                 15,247      14,000
  Accrued and other current liabilities                             7,544       7,376
  Current maturities of long-term debt                              2,276         800
                                                                 --------    --------
     Total current liabilities                                     28,467      34,426
LONG-TERM DEBT, less current maturities                           171,179     148,453
                                                                 --------    --------
     Total liabilities                                            199,646     182,879
                                                                 --------    --------

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
  Common unit holders                                              23,831      11,295
  Subordinated unit holders                                        12,426       9,417
  General Partner                                                     368         208
                                                                 --------    --------
     Total partners' capital                                       36,625      20,920
                                                                 --------    --------
     Total liabilities and partners' capital                     $236,271    $203,799
                                                                 ========    ========


                  The accompanying notes are an integral part
                      of these consolidated balance sheets.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT UNIT DATA)
                                   (UNAUDITED)


                                                            Three Months Ended               Six Months Ended
                                                               February 28,                    February 28,
                                                           1998            1997            1998            1997
                                                        -----------     -----------     -----------     -----------
 REVENUES:
  Retail                                                $    56,776     $    57,239     $    87,815     $    87,226
  Wholesale                                                   9,704          22,701          19,100          38,182
  Other                                                       5,176           4,629          10,647           9,975
                                                        -----------     -----------     -----------     -----------
     Total revenues                                          71,656          84,569         117,562         135,383
                                                        -----------     -----------     -----------     -----------

COSTS AND EXPENSES:
  Cost of products sold                                      36,761          54,584          63,585          89,066
  Depreciation and amortization                               3,198           2,706           6,254           5,317
  Selling, general, and administrative                        1,284           1,385           2,559           2,636
  Operating expenses                                         12,481          11,903          23,233          21,511
                                                        -----------     -----------     -----------     -----------
     Total costs and expenses                                53,724          70,578          95,631         118,530
                                                        -----------     -----------     -----------     -----------

OPERATING INCOME                                             17,932          13,991          21,931          16,853

  Gain on disposal of assets                                    320             179             391             311
  Equity in earnings of affiliates                              493             411             552             451
  Other expense                                                 (98)            (21)           (116)            (51)
  Interest expense                                           (3,708)         (3,004)         (7,205)         (5,950)
                                                        -----------     -----------     -----------     -----------

INCOME  BEFORE MINORITY INTEREST                             14,939          11,556          15,553          11,614

  Minority interest                                            (312)           (269)           (432)           (422)
                                                        -----------     -----------     -----------     -----------

NET INCOME                                                   14,627          11,287          15,121          11,192

GENERAL PARTNER'S INTEREST IN NET INCOME                        146             113             151             112
                                                        -----------     -----------     -----------     -----------

LIMITED PARTNERS' INTEREST IN NET INCOME                $    14,481     $    11,174     $    14,970     $    11,080
                                                        ===========     ===========     ===========     ===========

BASIC NET INCOME PER LIMITED PARTNER UNIT               $      1.74     $      1.40     $      1.82     $      1.39
                                                        ===========     ===========     ===========     ===========

BASIC WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
                                                          8,335,055       7,987,943       8,228,289       7,987,943
                                                        ===========     ===========     ===========     ===========

DILUTED NET INCOME PER LIMITED PARTNER UNIT             $      1.73     $      1.40     $      1.81     $      1.38
                                                        ===========     ===========     ===========     ===========
DILUTED WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
                                                          8,365,255       8,005,943       8,258,489       8,005,943
                                                        ===========     ===========     ===========     ===========


                  The accompanying notes are an integral part
                   of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                        (in thousands, except unit data)
                                   (unaudited)



                                                           Number of Units
                                                      -------------------------
                                                                                                                        Total
                                                                                                             General  Partners'
                                                        Common     Subordinated      Common    Subordinated  Partner   Capital
                                                      ----------------------------------------------------------------------------
BALANCE, AUGUST 31, 1997                               4,285,000      3,702,943     $ 11,295     $  9,417     $208    $20,920

Unit distribution                                           --             --         (4,467)      (3,703)     (82)    (8,252)
Issuance of restricted Common Units
  in connection with acquisitions                        363,825           --          8,645         --        --       8,645
Capital contribution from General
  Partner in connection with
  issuance of Common Units                                  --             --           --           --         88         88
Deferred compensation on Restricted
  Units                                                     --             --             12           88        3        103
Net Income                                                  --             --          8,346        6,624      151     15,121
                                                      ----------     ----------     --------     --------     ----    -------
BALANCE, February 28, 1998                             4,648,825      3,702,943     $ 23,831     $ 12,426     $368    $36,625
                                                      ==========     ==========     ========     ========     ====    =======


                  The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                          Six Months Ended
                                                                            February 28,
                                                                         1998         1997
                                                                       --------     --------
 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                           $ 15,121     $ 11,192
  Reconciliation of net income to net cash provided
    by operating activities-
    Depreciation and amortization                                         6,254        5,317
    Provision for losses on accounts receivable                             257          339
    Gain on disposal of assets                                             (391)        (311)
    Deferred compensation on restricted units                               103         --
    Undistributed earnings of affiliates                                   (582)        (352)
    Minority interest                                                         1          103
    Changes in assets and liabilities, net of effect of acquisitions:
      Accounts receivable                                               (10,761)     (14,640)
      Inventories                                                         6,276        4,622
      Prepaid expenses                                                      195         (229)
      Intangibles and other assets                                           81         (275)
      Accounts payable                                                      556        3,442
      Accrued and other current liabilities                                 (76)         564
                                                                       --------     --------
        Net cash provided by operating activities                        17,034        9,772
                                                                       --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions, net of cash acquired                      (16,934)      (1,489)
  Capital expenditures                                                   (5,203)      (4,268)
  Proceeds  from assets sales                                             5,144        1,327
                                                                       --------     --------
        Net cash used in investing activities                           (19,827)      (4,430)
                                                                       --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                               92,372       34,099
  Principal payments on debt                                            (83,476)     (31,114)
  Unit distribution                                                      (8,252)      (6,883)
  Capital contribution from General Partner                                  88         --
                                                                       --------     --------
        Net cash provided by (used in) financing activities                 732       (3,898)
                                                                       --------     --------

INCREASE IN CASH                                                            773        1,444

CASH, beginning of period                                                 2,025        1,170
                                                                       --------     --------

CASH, end of period                                                    $  2,798     $  2,614
                                                                       ========     ========

NONCASH FINANCING ACTIVITIES:
  Notes payable incurred on noncompete agreements                      $  4,380     $    182
  Issuance of  Common Units in connection with
    acquisitions (restricted in regard to
    transferability)                                                   $  8,645         --
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                             $  6,354     $  6,225


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

2.       DETAILS TO CONSOLIDATED BALANCE SHEETS:

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using average cost while the cost of appliances, parts and fittings is determined by the first-in, first-out method.
Inventories consist of the following:


                               February 28,  August 31,
                                    1998       1997
                                  -------    -------
                                (Unaudited)
Fuel                              $ 3,733    $ 9,468
Appliances, parts and fittings      3,916      3,893
                                  -------    -------
                                  $ 7,649    $13,361
                                  =======    =======


3.       NET INCOME PER LIMITED PARTNER UNIT:

Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("Statement No. 128"), issued in February 1997 and effective for financial statements for periods ending after December 15, 1997, establishes and simplifies standards for computing and presenting earnings per share. Statement No. 128 requires restatement of all prior-period earnings per share data presented. Basic net income per limited partner unit is computed by dividing net income, after considering the General Partner's one percent interest, by the weighted average number of Common and Subordinated Units outstanding. Diluted net income per limited partner unit is computed by dividing net income, after considering the General Partner's one percent interest, by the weighted average number of Common and Subordinated Units outstanding and the weighted average number of Restricted Units granted under the Restricted Unit Plan.



4.       CASH DISTRIBUTIONS:

The Minimum Quarterly Distribution (MQD) of $3,993, or $.50 per Common and Subordinated Unit, was paid on October 15, 1997, to Unitholders of record on September 30, 1997, and $82 was distributed to the General Partner. On January 14, 1998, the Partnership paid the MQD of $4,176, or $.50 per

Common and Subordinated Unit, and $85 was distributed to the General Partner, to holders of record on January 5, 1998. On March 24, 1998, the Partnership declared the MQD of $4,176, or $.50 per Common and Subordinated Unit, and $85 to be distributed to the General Partner, for the period December 1, 1997 to February 28, 1998, payable April 14, 1998, to holders of record on April 3, 1998.


5.       RECLASSIFICATIONS:

Certain prior period amounts have been reclassified to conform with the current period presentations. These reclassifications have no impact on net income.

6.       REGISTRATION STATEMENT:

Effective November 19, 1997, the Partnership registered 2,000,000 additional Common Units which may be issued from time to time by the Partnership by means of a prospectus delivered in connection with its negotiations for acquisition of other businesses, properties or securities in business combination transactions. As of the date of the filing of this Form 10-Q, no Common Units have been issued with respect to this registration statement.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         This quarterly report on Form 10-Q contains forward-looking statements that are subject to risks and uncertainties. The factors that could cause actual results to differ materially include those discussed herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which generally speak only as of the date of this Report on Form 10-Q. The General Partner undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of the Report on Form 10-Q.

ANALYSIS OF UNAUDITED HISTORICAL RESULTS OF OPERATIONS

         On June 28, 1996, Heritage Propane Partners, L.P. (the Partnership) acquired certain assets of Heritage Holdings, Inc. (the Company) and completed an initial public offering. The Partnership operates 138 districts in 25 states, serving over 225,000 customers. The Partnership has made 17 acquisitions since the initial public offering. The following discussion reflects the results of operations and operating data for the Partnership for the periods indicated.

         Since February 28, 1997, the Partnership has consummated 9 acquisitions which affect the comparability of prior period financial results as they are, for the most part included in the three months and six months ended February 28, 1998, yet the acquisition activity was not included in the comparable periods of the prior year.

         Amounts discussed below reflect 100% of the results of operations of M-P Energy Partnership, formerly named M-P Oils Partnership, a general partnership in which the Partnership owns a 60% interest. Because M-P Energy Partnership is primarily engaged in lower-margin wholesale propane distribution, its contribution to the Partnership's net income and EBITDA is not significant.

         The Partnership's results of operations are dependent in a large part on weather conditions in its service areas. Because a substantial portion of the propane sold by the Partnership is used in the heating-sensitive residential and commercial markets, the temperatures realized in the Partnership's areas of operations have a significant effect on the financial performance of the Partnership. As a result, volumes of propane sold are highest during the peak heating season of November through March. Warmer than normal weather during this peak season will tend to have a negative effect on the volumes of propane sold. Thus far in fiscal 1998, the Partnership has experienced one of the warmest heating seasons this century. The weather patterns commonly referred to as El Nino negatively effected every operating region in the Partnership's operations.

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

         Three Months Ended February 28, 1998 Compared to Three Months Ended February 28, 1997.

         Volume. During the three months ended February 28, 1998, the Partnership sold 57.9 million retail gallons, an increase of 9.0 million retail gallons or 18.3% from the 48.9 million retail gallons sold in the three months ended February 28, 1997. This increase was primarily attributable to acquisition related volumes offset, to a certain extent, by warmer weather in the Partnership's areas of operations during the three months ended February 28, 1998, as compared to the same period of the prior year.

         The Partnership also sold approximately 26.9 million wholesale gallons in the three months ended February 28, 1998, a decrease of 11.8 million wholesale gallons or 30.5% from the 38.7 million wholesale gallons sold in the three months ended February 28, 1997. The decrease in wholesale volumes was attributable to a decrease of 7.0 million gallons in the foreign operations of M-P Energy Partnership and 4.8 million gallons in the U. S wholesale operations, both primarily due to warmer than normal weather and eliminating lower margin wholesale volumes.

         Revenues. Total revenues decreased $12.9 million or 15.2% to $71.7 million for the three months ended February 28, 1998, as compared to $84.6 million for the same three month period last year. Domestic retail fuel revenues decreased $.4 million or 0.7% to $56.8 million for the three months ended February 28, 1998, as compared to $57.2 million for the three months ended February 28, 1997. Domestic wholesale revenues decreased $3.6 million or 62.1% from the $5.8 million for the three months ended February 28, 1997, to $2.2 million for February 28, 1998. Foreign wholesale revenues decreased $9.5 million or 55.9% to $7.5 million for the three months ended February 28 1998, as compared to $17.0 million for the same three month period last year. The decrease in foreign and domestic wholesale revenues was attributable to both decreased volumes and sales prices whereas the decreased domestic retail fuel revenues resulted from decreased sales prices, partially offset by increased volumes. The three months ending February 28, 1997, saw some of the most volatile product costs in the industry in which the Partnership needed to respond to by increased selling prices where possible.

         Cost of Sales. Total cost of sales decreased $17.8 million or 32.6% to $36.8 million for the three months ended February 28, 1998, as compared to $54.6 million for the three months ended February 28, 1997. Domestic cost of sales decreased $8.2 million or 21.6% to $29.7 million for the three months ended February 28, 1998, as compared to $37.9 million for the comparable three month period last year. Foreign cost of sales decreased $9.6 million or 57.5% to $7.1 million for the three months ended February 28, 1998, as compared to $16.7 million for the same three month period last year. The decrease in foreign cost of sales was attributable to decreased volumes and a decrease in the cost per gallon of propane from last year's prices. The decrease in domestic cost of sales was also due to the decrease in domestic wholesale volumes and the decrease in propane costs in the three months ended February 28, 1998 as compared to the three month period ended February 28, 1997.

         Gross Profit. Total gross profit increased $4.9 million or 16.4% to $34.9 million for the three months ended February 28, 1998, as compared to $30.0 million for the same three month period last year. This increase was attributable to an increase in retail volumes sold and the reduction of fuel costs.

         Operating Expenses. Operating expenses increased slightly by $.6 million or 4.9% to $12.5 million in the three months ended February 28, 1998, as compared to $11.9 million in the three months ended February 28, 1997. This increase was primarily attributable to costs associated with acquisitions such as salaries, employee benefits and plant operations.

         Selling, General and Administrative. Selling, general and administrative expenses were $1.3 million for the three months ended February 28, 1998, a decrease of 7.1% from the $1.4 million for the three months ending February 28, 1997.

         Depreciation and Amortization. Depreciation and amortization increased approximately $.5 million or 18.5% to $3.2 million in the three months ended February 28, 1998, as compared to $2.7 million for the same three month period last year. This increase was primarily the result of additional depreciation and amortization associated with acquisitions.

         Operating Income. Operating income increased $3.9 million or 28.2% to $17.9 million for the three months ended February 28, 1998, as compared to $14.0 million for the three months ended February 28, 1997. This increase was due to the increase in gross profit offset by the acquisition related increase in operating expenses and depreciation and amortization.

         Net Income. Net income increased $3.3 million to $14.6 million for the three months ended February 28, 1998, as compared to the net income of $11.3 million for the three months ended February 28, 1997. This increase is the result of higher operating income for the three months ended February 28, 1998 as compared to the same three month period last year, partially offset by increased interest costs.

         EBITDA. Earnings before interest, taxes, depreciation, and amortization increased $4.5 million or 26.3% to $21.6 million in the three months ended February 28, 1998, as compared to $17.1 million for the same three month period of fiscal 1997. This increase was due to increased gross profit offset by the acquisition related increase in operating expenses.

         Six Months Ended February 28, 1998 Compared to Six Months Ended February 28, 1997.

         Volume. During the six months ended February 28, 1998, the Partnership sold 90.7 million retail gallons, an increase of 10.3 million retail gallons or 12.9% from the 80.4 million retail gallons sold in the six months ended February 28, 1997. This increase was primarily attributable to acquisition related volumes offset, to a certain extent, by warmer weather in the Partnership's areas of operations during the six months ended February 28, 1998, as compared to the same period of the prior year.

         The Partnership also sold approximately 49.7 million wholesale gallons in the six months ended February 28, 1998, a decrease of 19.0 million wholesale gallons or 27.7% from the 68.7 million wholesale gallons sold in the six months ended February 28, 1997. The decrease in wholesale volumes was attributable to the decreased wholesale volumes of 11.7 million gallons in the foreign operations of M-P Energy Partnership and 7.3 million gallons in U. S. wholesale operations, both primarily due to warmer than normal weather in those areas of operations and eliminating lower margin wholesale volumes.

         Revenues. Total revenues decreased $17.8 million or 13.1% to $117.6 million for the six months ended February 28, 1998, as compared to $135.4 million for the same six month period last fiscal year. Domestic retail fuel revenues increased $.6 million or 0.7% to $87.8 million for the six months ended February 28, 1998, as compared to $87.2 million for the six months ended February 28, 1997. Domestic wholesale revenues decreased $5.1 million or 59.3% from the $8.6 million for the six months ended February 28, 1997, to $3.5 million for February 28, 1998. Foreign wholesale revenues made up the majority of the revenue decrease showing a decrease of $14.0 million or 47.3% to $15.6 million for the six months ended February 28, 1998, as compared to $29.6 million for the same six month period last year. The decrease in foreign and domestic wholesale revenues was attributable to both decreased volumes and sales prices. The increased domestic retail fuel revenues resulted from increased volumes offset somewhat by decreased sales prices.

         Cost of Sales. Total cost of sales decreased $25.5 million or 28.6% to $63.6 million for the six months ended February 28, 1998, as compared to $89.1 million for the six months ended February 28, 1997. Domestic cost of sales decreased $11.4 million or 18.9% to $48.8 million for the six months ended February 28, 1998, as compared to $60.2 million for the comparable six month period last year. Foreign cost of sales decreased $14.1 million or 48.8% to $14.8 million for the six months ended February 28, 1998, as compared to $28.9 million for the same six month period last year. The decrease in foreign cost of sales was attributable to decreased volumes and a decrease in the cost per gallon of propane. The decrease in domestic cost of sales was also due to the decrease in domestic wholesale volumes and the decrease in propane costs in the six months ended February 28, 1998, as compared to the same six month period ended February 28, 1997.

         Gross Profit. Total gross profit increased $7.7 million or 16.5% to $54.0 million for the six months ended February 28, 1998, as compared to $46.3 million for the same six month period last year. This increase was attributable to an increase in retail volumes sold, the impact of higher domestic margins and an increase in other gross profit.

         Operating Expenses. Operating expenses increased by $1.7 million or 7.9% to $23.2 million in the six months ended February 28, 1998, as compared to $21.5 million in the six months ended February 28, 1997. This increase was primarily attributable to costs associated with acquisitions such as salaries, employee benefits and plant operations.

         Selling, General and Administrative. Selling, general and administrative expenses were $2.6 million for the three months ended February 28, 1998, a slight decrease of 2.9% from the six months ended February 28, 1997.

         Depreciation and Amortization. Depreciation and amortization increased approximately $1.0 million or 18.9% to $6.3 million in the six months ended February 28, 1998, as compared to $5.3 million for the same six month period last year. This increase was primarily the result of additional depreciation and amortization associated with acquisitions.

         Operating Income. Operating income increased $5.0 million or 29.6% to $21.9 million for the six months ended February 28, 1998, as compared to $16.9 million for the six months ended February 28, 1997. This increase was due to the increase in gross profit due to higher domestic fuel margins and increased retail volumes, offset by the acquisition related increase in operating expenses and the increased depreciation and amortization

         Net Income. Net income increased $3.9 million to $15.1 million for the six months ended February 28, 1998, as compared to the net income of $11.2 million for the six months ended February 28, 1997. This increase is the result of higher operating income for the six months ended February 28, 1998 as compared to the same six month period last year, partially offset by increased interest costs of $1.3 million.

         EBITDA. Earnings before interest, taxes, depreciation, and amortization was $28.7 million for the six months ended February 28, 1998 as compared to $22.6 million for the same six month period for fiscal 1997, representing a 27.1% increase. This increase was due to increased gross profit offset by the acquisition related increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows

         Cash provided by operating activities during the six months ended February 28, 1998, was $17.0 million compared to $9.8 million during the six months ended February 28, 1997. The cash flows from operations during the six months ended February 28, 1998, consisted primarily of net income of $15.1 million and noncash charges of $5.6 million, principally depreciation and amortization. The six months ended February 28, 1997 had substantial increases in accounts receivable and accounts payable due to the increased foreign volumes of M-P Energy Partnership during the first two quarters of fiscal 1997. Foreign sales prices decreased and volumes were down 11.7 million gallons for the six months ended February 28, 1998 as compared to the same six month period last year resulting in lower accounts receivable and accounts payable levels for M-P Energy Partnership.

         Cash used in investing activities during the six months ended February 28, 1998 included capital expenditures for acquisitions amounting to $16.9 million, net of cash received. The Partnership spent an additional $5.2 million for maintenance capital needed to sustain operations at current levels, as well as new customer tanks to support growth of operations and other miscellaneous capitalized items.

         Cash provided by financing activities during the six months ended February 28, 1998 of $.7 million is the net of $8.9 million of debt incurred, reduced by the full Minimum Quarterly Distribution to unit holders of $8.2 million.

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

         On November 19, 1997 the Partnership entered into a Note Purchase Agreement that provides for the issuance of up to $100 million of senior secured promissory notes (the "Notes") if certain conditions are met. An initial placement of $32 million of Notes at an average interest rate of 7.23% with an average 10 year maturity was completed at the closing of the Note Purchase Agreement. An additional placement of $15 million of Notes at an average interest rate of 6.59% with an average 8 year maturity was completed subsequent to February 28, 1998. The proceeds of the of Notes were used to refinance amounts outstanding under the Acquisition Facility. As of March 31, 1998, the Acquisition Facility had $35.0 million available to fund future acquisitions and the Working Capital Facility had $15.0 million available for borrowings.

         Effective November 19, 1997, the Partnership registered 2,000,000 additional Common Units which may be issued from time to time by the Partnership by means of a prospectus delivered in connection with its negotiations for acquisition of other businesses, properties or securities in business combination transactions. As of the date of the filing of this Form 10-Q, no Common Units have been issued with respect to this registration statement.

         The Partnership uses its cash provided by operating and financing activities to provide distributions to unit holders and to fund acquisition, maintenance and growth capital expenditures. Acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations, were $16.9 million for the six months ended February 28, 1998, as compared to $1.5 million during the six months ended February 28, 1997. In addition to the $16.9 million of cash expended for acquisitions during the six months ended February 28, 1998, $8.6 million of Common Units, restricted as to transferability of the Units, were issued in connection with acquiring new companies.

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

YEAR 2000 MATTERS:

The Partnership has a number of information system improvement initiatives under way that will require increased expenditures during the next several years. These initiatives include the modification of certain computer software and hardware systems to be Year 2000 compliant. Although the final estimates to modify current systems have not yet been determined, the Partnership does not expect that such costs, which will be expensed when incurred, will have a material effect on the Partnership's results of operations.

                                   FORM 10-Q
                           PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) On March 13, 1998, the Partnership issued 29,804 Common Units ("Units") to Heritage Holdings, Inc., the Partnership's General Partner. These Units were issued in connection with the assumption of certain liabilities by the General Partner from the Partnership's prior acquisition of certain assets of another propane company. These Common Units were not registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, by virtue of an exemption under Section 4(2) thereof. These Common Units carry a restrictive legend with regard to transfer of the Units.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

(a) The following exhibits are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

         Exhibit
         Number            Description
         ------            -----------
(1)        3.1             Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(1)       10.1             Form of Bank Credit Facility

(3)       10.1.1           Amendment of Bank Credit Facility dated as of July 9, 1996

(4)       10.1.2           Amendment of Bank Credit Facility dated as of February 28, 1997

(5)       10.1.3           Third Amendment to Credit Agreement dated as of September 30,1997

(6)       10.1.4           Fourth Amendment to Credit Agreement dated as of November 18, 1997

(1)       10.2             Form of Note Purchase Agreement

(3)       10.2.1           Amendment of Note Purchase Agreement dated as of July 25, 1996

(4)       10.2.2           Amendment of Note Purchase Agreement dated as of March 11, 1997

(1)       10.3             Form of Contribution, Conveyance and Assumption Agreement among Heritage
                           Holdings, Inc., Heritage Holdings Partners, L.P. and Heritage Operating L.P.

(1)       10.4             1989 Stock Option Plan

(1)       10.5             1995 Stock Option Plan

(1)       10.6             Restricted Unit Plan

(4)       10.6.1           Amendment of Restricted Unit Plan dated as of October 17, 1996

(2)       10.7             Employment Agreement for James E. Bertelsmeyer

(1)       10.8             Employment Agreement for R.C. Mills

(1)       10.9             Employment Agreement for G.A. Darr

(1)       10.10            Employment Agreement for H. Michael Krimbill

(6)       10.16            Note Purchase Agreement, dated as of November 19, 1997

          27.1             Financial Data Schedule - Filed with EDGAR version only

----------------


(1) Incorporated by reference to the same numbered Exhibit to Registrant's Registration Statement on Form S-3, File No. 333-4018, filed with the Commission on June 21,1996.

(2) Incorporated by reference to Exhibit 10.11 to Registrant's Registration Statement on Form S-1, File No. 333-4018, filed with the Commission on June 21, 1996.

(3) Incorporated by reference to the same numbered Exhibit to Registrant's Form 10-Q for the quarter ended November 30, 1996.

(4) Incorporated by reference to the same numbered Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1997.

(5) Incorporated by reference to the same numbered Exhibit to Registrant's Form 10-K for the year ended August 31, 1997.

(6) Incorporated by reference to the same numbered Exhibit to Registrant's Form 10-Q for the quarter ended November 30, 1997.

---------------------

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


                                             HERITAGE PROPANE PARTNERS, L.P.

                                         By:  Heritage Holdings, Inc.,
                                              General Partner



Date: April 13, 1998                     By: /s/ H. Michael Krimbill
                                            ----------------------------------
                                               H. Michael Krimbill
                                               (Chief Accounting Officer and
                                               officer duly authorized to sign
                                               on behalf of the registrant)

         Exhibit
         Number            Description
         ------            -----------
(1)        3.1             Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(1)       10.1             Form of Bank Credit Facility

(3)       10.1.1           Amendment of Bank Credit Facility dated as of July 9, 1996

(4)       10.1.2           Amendment of Bank Credit Facility dated as of February 28, 1997

(5)       10.1.3           Third Amendment to Credit Agreement dated as of September 30,1997

(6)       10.1.4           Fourth Amendment to Credit Agreement dated as of November 18, 1997

(1)       10.2             Form of Note Purchase Agreement

(3)       10.2.1           Amendment of Note Purchase Agreement dated as of July 25, 1996

(4)       10.2.2           Amendment of Note Purchase Agreement dated as of March 11, 1997

(1)       10.3             Form of Contribution, Conveyance and Assumption Agreement among Heritage
                           Holdings, Inc., Heritage Holdings Partners, L.P. and Heritage Operating L.P.

(1)       10.4             1989 Stock Option Plan

(1)       10.5             1995 Stock Option Plan

(1)       10.6             Restricted Unit Plan

(4)       10.6.1           Amendment of Restricted Unit Plan dated as of October 17, 1996

(2)       10.7             Employment Agreement for James E. Bertelsmeyer

(1)       10.8             Employment Agreement for R.C. Mills

(1)       10.9             Employment Agreement for G.A. Darr

(1)       10.10            Employment Agreement for H. Michael Krimbill

(6)       10.16            Note Purchase Agreement, dated as of November 19, 1997

          27.1             Financial Data Schedule - Filed with EDGAR version only


(1) Incorporated by reference to the same numbered Exhibit to Registrant's Registration Statement on Form S-3, File No. 333-4018, filed with the Commission on June 21,1996.

(2) Incorporated by reference to Exhibit 10.11 to Registrant's Registration Statement on Form S-1, File No. 333-4018, filed with the Commission on June 21, 1996.

(3) Incorporated by reference to the same numbered Exhibit to Registrant's Form 10-Q for the quarter ended November 30, 1996.

(4) Incorporated by reference to the same numbered Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1997.

(5) Incorporated by reference to the same numbered Exhibit to Registrant's Form 10-K for the year ended August 31, 1997.

(6) Incorporated by reference to the same numbered Exhibit to Registrant's Form 10-Q for the quarter ended November 30, 1997.