Form 10-K/A
period 1997-08-31
HERITAGE PROPANE PARTNERS L P
filed 1998-05-04
CIK 1012569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 1997
                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                 to
                                        ---------------    --------------

         COMMISSION FILE NUMBER 1-11727

                         HERITAGE PROPANE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  73-1493906
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

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

          Common Units                                 New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      ----    ----

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
                                            3,702,943         Subordinated Units
Documents Incorporated by Reference:  None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        HERITAGE PROPANE PARTNERS, L.P.

                                        By Heritage Holdings, Inc.
                                           (General Partner)

                                        By: /s/ James E. Bertelsmeyer
                                            ------------------------------------
                                            James E. Bertelsmeyer
                                            Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed by the following persons in the capacities and on the dates indicated:



         Signature                         Title                                         Date
                                   Chairman of the Board, Chief
/s/  James E. Bertelsmeyer         Executive Officer and Director                    April 30, 1998
------------------------------     (Principal Executive Officer)                     --------------
James E. Bertelsmeyer


/s/  J. T. Atkins                  Director                                          April 30, 1998
------------------------------                                                       --------------
J. T. Atkins


/s/  Bill W. Byrne                 Director                                          April 30, 1998
------------------------------                                                       --------------
Bill W. Byrne


/s/  J. Charles Sawyer             Director                                          April 30, 1998
------------------------------                                                       --------------
J. Charles Sawyer

                                   Vice President and Chief Financial
/s/  H. Michael Krimbill           Officer (Principal Financial and                  April 30, 1998
------------------------------     Accounting Officer)                               --------------
H. Michael Krimbill



                                INDEX TO EXHIBITS

         The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.



         (1)      3.1               Agreement of Limited Partnership of Heritage Propane Partners, L.P.

         (1)     10.1               Form of Bank Credit Facility

         (3)     10.1.1             Amendment of Bank Credit Facility dated as of July 9, 1996

         (4)     10.1.2             Second Amendment to Credit Agreement dated as of February 28, 1997

         (5)     10.1.3             Third Amendment to Credit Agreement dated as of September 30, 1997

         (1)     10.2               Form of Note Purchase Agreement

         (3)     10.2.1             Amendment of Note Purchase Agreement dated as of July 25, 1996

         (4)     10.2.2             Amendment of Note Purchase Agreement dated as of March 11, 1997

         (1)     10.3               Form of Contribution, Conveyance and Assumption Agreement among Heritage Holdings, Inc.,
                                    Heritage Holdings Partners, L.P. and Heritage Operating L.P.

         (1)     10.4               1989 Stock Option Plan

         (1)     10.5               1995 Stock Option Plan

         (1)     10.6               Restricted Unit Plan

         (4)     10.6.1             Amendment of Restricted Unit Plan dated as of October 17, 1996

         (2)     10.7               Employment Agreement for James E. Bertelsmeyer

         (1)     10.8               Employment Agreement for R.C. Mills

         (1)     10.9               Employment Agreement for G.A. Darr

         (1)     10.10              Employment Agreement for H. Michael Krimbill

         (*)     21.1               List of Subsidiaries

                 27.1               Financial Data Schedule - Filed with EDGAR version only



-------------------

         (1) Incorporated by reference to the same numbered Exhibit to Registrant's Registration Statement on Form S-3, File No. 333-4018, filed with the Commission on June 21, 1996.

         (2) Incorporated by reference to Exhibit 10.11 to Registrant's Registration Statement on Form S-1, File No. 333-4018, filed with the Commission on June 21,1996.

         (3) Incorporated by reference to the same numbered Exhibit to Registrant's Form 10-Q for the quarter ended November 30, 1996.

         (4) Incorporated by reference to the same numbered Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1997.

         (5)     Incorporated by reference to the same numbered Exhibit to
                 Registrant's Form 10-K for the fiscal year ended
                 August 31, 1997.
         (*)     Filed herewith.