Form 10-Q
period 1998-05-31
HERITAGE PROPANE PARTNERS L P
filed 1998-07-09
CIK 1012569

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO
                               ----------    -----------

COMMISSION FILE NUMBER 1-11727

                         HERITAGE PROPANE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                         73-1493906
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

Yes      x          No
     ---------          ---------

At June 30, 1998, the registrant had units outstanding as follows:

Heritage Propane Partners, L.P.             4,770,924         Common Units
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

         Consolidated Balance Sheets as of May 31, 1998 and August 31, 1997
                                                                                                  1
         Consolidated Statements of Operations for the three months and nine
           months ended May 31, 1998 and 1997                                                     2

         Consolidated Statement of Partners' Capital for the nine months ended
           May 31, 1998                                                                           3

         Consolidated Statements of Cash Flows for the nine months ended May
           31, 1998 and 1997                                                                      4

         Notes to Consolidated Financial Statements                                               5

         Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                              6

PART II  OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds                                      10

         Item 6.  Exhibits and Reports on Form 8-K                                               11

         Signatures

                                    FORM 10-Q
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                    ASSETS                                            May 31,    August 31,
                                                                                       1998         1997
                                                                                       ----         ----
                                                                                   (unaudited)
CURRENT ASSETS:
  Cash                                                                               $  3,136    $  2,025
  Accounts receivable, net of allowance for doubtful accounts                          12,913      11,170
  Inventories                                                                           9,977      13,361
  Prepaid expenses                                                                      1,173       1,395
                                                                                     --------    --------
     Total current assets                                                              27,199      27,951
PROPERTY, PLANT AND EQUIPMENT, net                                                    135,957     117,962
INVESTMENT IN AFFILIATES                                                                4,966       4,097
INTANGIBLES AND OTHER ASSETS, net                                                      67,836      53,789
                                                                                     --------    --------
     Total assets                                                                    $235,958    $203,799
                                                                                     ========    ========

                     LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Working capital facilities                                                         $  1,200    $ 12,250
  Accounts payable                                                                     13,546      14,000
  Accrued and other current liabilities                                                 9,407       7,376
  Current maturities of long-term debt                                                  1,184         800
                                                                                     --------    --------
     Total current liabilities                                                         25,337      34,426
LONG-TERM DEBT, less current maturities                                               176,631     148,453
                                                                                     --------    --------
     Total liabilities                                                                201,968     182,879
                                                                                     --------    --------

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
  Common unitholders                                                                   22,863      11,295
  Subordinated unitholders                                                             10,786       9,417
  General Partner                                                                         341         208
                                                                                     --------    --------
     Total partners' capital                                                           33,990      20,920
                                                                                     --------    --------
     Total liabilities and partners' capital                                         $235,958    $203,799
                                                                                     ========    ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                          CONSOLIDATED BALANCE SHEETS.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (IN THOUSANDS, EXCEPT UNIT AND PER UNIT DATA)
                                   (UNAUDITED)


                                                             Three Months Ended              Nine Months Ended
                                                                  May 31,                         May 31,
                                                            1998            1997            1998            1997
                                                        -----------     -----------     -----------     -----------
REVENUES:
  Retail                                                $    31,051     $    26,438     $   118,866     $   113,664
  Wholesale                                                   7,200          10,898          26,300          49,080
  Other                                                       4,034           3,576          14,681          13,551
                                                        -----------     -----------     -----------     -----------
     Total revenues                                          42,285          40,912         159,847         176,295
                                                        -----------     -----------     -----------     -----------

COSTS AND EXPENSES:
  Cost of products sold                                      21,052          24,453          84,637         113,519
  Depreciation and amortization                               3,736           2,848           9,990           8,165
  Selling, general, and administrative                        1,448           1,342           4,007           3,978
  Operating expenses                                         12,060           9,812          35,293          31,323
                                                        -----------     -----------     -----------     -----------
     Total costs and expenses                                38,296          38,455         133,927         156,985
                                                        -----------     -----------     -----------     -----------

OPERATING INCOME                                              3,989           2,457          25,920          19,310

  Gain (loss) on disposal of assets                             (62)            (44)            329             267
  Equity in earnings of affiliates                              305             111             857             562
  Other income (expense)                                        (90)             17            (206)            (34)
  Interest expense                                           (3,619)         (2,961)        (10,824)         (8,911)
                                                        -----------     -----------     -----------     -----------

INCOME (LOSS) BEFORE MINORITY INTEREST                          523            (420)         16,076          11,194

  Minority interest                                            (104)            (71)           (536)           (493)
                                                        -----------     -----------     -----------     -----------

NET INCOME  (LOSS)                                              419            (491)         15,540          10,701

GENERAL PARTNER'S INTEREST IN NET INCOME  (LOSS)                  4              (5)            155             108
                                                        -----------     -----------     -----------     -----------

LIMITED PARTNERS' INTEREST IN NET INCOME  (LOSS)        $       415     $      (486)    $    15,385     $    10,593
                                                        ===========     ===========     ===========     ===========

BASIC NET INCOME (LOSS) PER LIMITED PARTNER UNIT        $       .05          $.(06)     $      1.86     $      1.33
                                                        ===========     ===========     ===========     ===========

BASIC WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING        8,390,529       7,987,943       8,282,964       7,987,943
                                                        ===========     ===========     ===========     ===========

DILUTED NET INCOME (LOSS) LIMITED PARTNER UNIT          $       .05     $      (.06)    $      1.85     $      1.33
                                                        ===========     ===========     ===========     ===========

DILUTED WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING      8,423,773       7,987,943       8,314,189       7,987,943
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                        (in thousands, except unit data)
                                   (unaudited)


                                           Number of Units
                                       -------------------------
                                                                                                          Total
                                                                                              General   Partners'
                                          Common    Subordinated      Common   Subordinated   Partner    Capital
                                        -------------------------------------------------------------------------
BALANCE, AUGUST 31, 1997                4,285,000      3,702,943     $ 11,295     $  9,417     $  208    $20,920

Unit distribution                            --             --         (6,806)      (5,554)      (125)   (12,485)
Issuance of restricted Common Units
  in connection with acquisitions         418,824           --          9,760         --         --        9,760
Capital contribution from General
  Partner in connection with
  issuance of Common Units                   --             --           --           --          100        100
Deferred compensation on Restricted
  Units                                      --             --             41          111          3        155
Net Income                                   --             --          8,573        6,812        155     15,540
                                        ---------      ---------     --------     --------     ------    -------
BALANCE, MAY 31, 1998                   4,703,824      3,702,943     $ 22,863     $ 10,786     $  341    $33,990
                                        =========      =========     ========     ========     ======    =======


                   The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)


                                                                          Nine Months Ended
                                                                               May 31,
                                                                          1998         1997
                                                                       ---------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income                                                          $  15,540     $ 10,701
  Reconciliation of net income to net cash provided
  by  operating activities-
  Depreciation and amortization                                            9,990        8,165
  Provision for losses on accounts receivable                                324          492
  Gain on disposal of assets                                                (329)        (267)
  Deferred compensation on restricted units                                  155         --
  Undistributed earnings of affiliates                                      (869)        (519)
  Minority interest                                                           67         --
  Changes in assets and liabilities, net of effect of acquisitions:
   Accounts receivable                                                      (797)        (775)
   Inventories                                                             4,008        2,868
   Prepaid expenses                                                          458          (26)
   Intangibles and other assets                                             (459)        (301)
   Accounts payable                                                       (1,145)      (3,495)
   Accrued and other current liabilities                                   1,554        3,127
                                                                       ---------     --------
        Net cash provided by operating activities                         28,497       19,970
                                                                       ---------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions, net of cash acquired                       (23,342)      (3,941)
  Capital expenditures                                                    (6,607)      (5,566)
  Proceeds  from asset sales                                               5,233        1,360
                                                                       ---------     --------
        Net cash used in investing activities                            (24,716)      (8,147)
                                                                       ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                               112,573       45,013
  Principal payments on debt                                            (102,858)     (45,393)
  Unit distribution                                                      (12,485)     (10,917)
    Capital contribution from General Partner                                100         --
                                                                       ---------     --------
        Net cash used in financing activities                             (2,670)     (11,297)
                                                                       ---------     --------

INCREASE IN CASH                                                           1,111          526

CASH, beginning of period                                                  2,025        1,170
                                                                       ---------     --------

CASH, end of period                                                    $   3,136     $  1,696
                                                                       =========     ========

NONCASH FINANCING ACTIVITIES:
  Notes payable incurred on noncompete agreements                      $   5,722     $  1,294
  Issuance of  Common Units in connection with
  acquisitions                                                         $   9,760         --
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                             $   7,680     $  6,561


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

2.       DETAILS TO CONSOLIDATED BALANCE SHEETS:

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using average cost while the cost of appliances, parts and fittings is determined by the first-in, first-out method.
Inventories consist of the following:


                                                 May 31,         August 31,
                                                 1998             1997
                                                --------         --------
                                              (Unaudited)
 Fuel                                           $  5,716         $  9,468
 Appliances, parts and fittings                    4,261            3,893
                                                --------         --------
                                                $  9,977         $ 13,361
                                                ========         ========


3.       NET INCOME PER LIMITED PARTNER UNIT:

Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("Statement No. 128"), issued in February 1997 and effective for financial statements for periods ending after December 15, 1997, establishes and simplifies standards for computing and presenting earnings per share. Statement No. 128 requires restatement of all prior-period earnings per share data presented. Basic net income per limited partner unit is computed by dividing net income, after considering the General Partner's one percent interest, by the weighted average number of Common and Subordinated Units outstanding. Diluted net income per limited partner unit is computed by dividing net income, after considering the General Partner's one percent interest, by the weighted average number of Common and Subordinated Units outstanding and the weighted average number of Restricted Units ("Phantom Units") granted under the Restricted Unit Plan.

4.       CASH DISTRIBUTIONS:

The Minimum Quarterly Distribution (MQD) of $3,993, or $.50 per Common and Subordinated Unit, was paid on October 15, 1997, to Unitholders of record on September 30, 1998, and $82 was distributed to the General Partner. On January 14, 1998, the Partnership paid the MQD of $4,176, or $.50 per Common and

Subordinated Unit, and $85 was distributed to the General Partner, to holders of record on January 5, 1998. On April 14, 1998, the Partnership paid the MQD of $4,176, or $.50 per Common and Subordinated Unit, and $85 was distributed to the General Partner, to holders of record on April 3, 1998. On June 29, 1998, the Partnership declared the MQD of $4,237, or $.50 per Common and Subordinated Unit, and $86 to be distributed to the General Partner, payable on July 15, 1998, to holders of record on July 9, 1998.

5.       REGISTRATION STATEMENT:

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

ANALYSIS OF UNAUDITED HISTORICAL RESULTS OF OPERATIONS

         On June 28, 1996, Heritage Propane Partners, L.P. (the Partnership) acquired certain assets of Heritage Holdings, Inc. (the Company) and completed an initial public offering. The Partnership operates 142 districts in 25 states, serving over 240,000 customers. The Partnership has made 18 acquisitions since the initial public offering. The following discussion reflects the results of operations and operating data for the Partnership for the periods indicated.

         Since May 31, 1997, the Partnership has consummated 7 acquisitions which affect the comparability of prior period financial results as they are, for the most part included in the three months ended May 31, 1998, yet the acquisition activity was not included in the comparable period of the prior year. These acquisitions also affect the comparability of the nine months ended May 31, 1998, and the same period last fiscal year as there is acquisition activity from these in the current nine month period and not in the same nine month period of last year.

         Amounts discussed below reflect 100% of the results of operations of M-P Energy Partnership, formerly named M-P Oils Partnership, a general partnership in which the Partnership owns a 60% interest. Because M-P Energy Partnership is primarily engaged in lower-margin wholesale propane distribution, its contribution to the Partnership's net income and EBITDA is not significant.

         The Partnership's results of operations are dependent in a large part on weather conditions in its service areas. Because a substantial portion of the propane sold by the Partnership is used in the heating-sensitive residential and commercial markets, the temperatures realized in the Partnership's areas of operations have a significant effect on the financial performance of the Partnership. As a result, volumes of propane sold are highest during the peak heating season of November through March. Warmer than normal weather during this peak season will tend to have a negative effect on the volumes of propane sold. Thus far in fiscal 1998, the Partnership has experienced one of the warmest heating seasons this century. The weather patterns commonly referred to as El Nino negatively affected every operating region in the Partnership's operations.

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

         The Partnership competes in the highly competitive propane industry. The Partnership competes against other major propane companies as well as local independent companies in most of its markets. The Partnership must also compete against other energy sources such as natural gas, oil and electricity.

         Three Months Ended May 31, 1998 Compared to the Three Months Ended May 31, 1997.

         Volume. During the three months ended May 31, 1998, the Partnership sold 34.6 million retail gallons, an increase of 8.0 million retail gallons or 30.1% from the 26.6 million retail gallons sold in the three months ended May 31, 1997. This increase was attributable to acquisition related volumes and to a lesser extent, by internal growth.

         The Partnership also sold approximately 20.4 million wholesale gallons in the three months ended May 31, 1998, a decrease of 8.7 million wholesale gallons or 29.9% from the 29.1 million wholesale gallons sold in the three months ended May 31, 1997. The decrease in wholesale volumes was attributable to a decrease of 6.5 million gallons in the foreign operations of M-P Energy Partnership and 2.2 million gallons in the U. S wholesale operations, both primarily due to warmer than normal weather.

         Revenues. Total revenues increased $1.4 million or 3.4% to $42.3 million for the three months ended May 31, 1998, as compared to $40.9 million for the same three month period last year. Domestic retail fuel revenues increased $4.6 million or 17.4% to $31.1 million for the three months ended May 31, 1998, as compared to $26.5 million for the three months ended May 31, 1997. Domestic wholesale revenues decreased $.8 million or 36.4% from the $2.2 million for the three months ended May 31, 1997, to $1.4 million for May 31, 1998. Foreign wholesale revenues decreased $2.9 million or 33.3% to $5.8 million for the three months ended May 31, 1998, as compared to $8.7 million for the same three month period last year. The decrease in foreign wholesale revenues was attributable to decreased volumes and sales prices whereas the decreased domestic wholesale fuel revenues resulted from decreased volumes offset somewhat by increased sales prices. The increase in domestic retail fuel revenues was attributable to the increase in retail volumes offset by a decrease in the sales prices for the three months ended May 31, 1998 as compared to the three months ended May 31, 1997. The three months ended May 31, 1997, was affected by the higher inventory values coming out of a winter that had the most volatile product costs in the history of the industry. The Partnership responded to these high fuel costs with increased selling prices where necessary. During the three months ended May 31, 1998, selling prices decreased as compared to the three months ended May 31, 1997.

         Cost of Sales. Total cost of sales decreased $3.3 million or 13.5% to $21.1 million for the three months ended May 31, 1998, as compared to $24.4 million for the three months ended May 31, 1997. Domestic cost of sales decreased $.4 million or 2.5% to $15.5 million for the three months ended May 31, 1998, as compared to $15.9 million for the comparable three month period last year. Foreign cost of sales decreased $2.9 million or 34.1% to $5.6 million for the three months ended May 31, 1998, as compared to $8.5 million for the same three month period last year. The decrease in foreign cost of sales was attributable to decreased volumes and a decrease in the cost per gallon of propane from last year's prices. The decrease in domestic cost of sales was also due to the decrease in domestic wholesale volumes and the decrease in propane costs in the three months ended May 31, 1998, as compared to the three month period ended May 31, 1997, offset by the increase in retail volumes.

         Gross Profit. Total gross profit increased $4.7 million or 28.5% to $21.2 million for the three months ended May 31, 1998, as compared to $16.5 million for the same three month period last year. This increase was attributable to an increase in retail volumes sold and the reduction of fuel costs.

         Operating Expenses. Operating expenses increased by $2.3 million or 23.5% to $12.1 million in the three months ended May 31, 1998, as compared to $9.8 million in the three months ended May 31, 1997. This increase was primarily attributable to costs associated with acquisitions.

         Selling, General and Administrative. Selling, general and administrative expenses were $1.4 million for the three months ended May 31, 1998, an increase of 7.7% from the $1.3 million for the three months ending May 31, 1997.

         Depreciation and Amortization. Depreciation and amortization increased approximately $.8 million or 27.6% to $3.7 million in the three months ended May 31, 1998, as compared to $2.9 million for the same three month period last year. This increase was primarily the result of additional depreciation and amortization associated with acquisitions.

         Operating Income. Operating income increased $1.5 million or 60.0% to $4.0 million for the three months ended May 31, 1998, as compared to $2.5 million for the three months ended May 31, 1997. This increase was due to the increase in gross profit offset by the acquisition related increase in operating expenses and depreciation and amortization.

         Net Income. Net income increased $.9 million to $.4 million for the three months ended May 31, 1998, as compared to the net loss of ($.5) million for the three months ended May 31, 1997. This increase is the result of higher operating income for the three months ended May 31, 1998, as compared to the same three month period last year, partially offset by increased interest costs.

         EBITDA. Earnings before interest, taxes, depreciation, and amortization increased $2.5 million or 44.6% to $8.1 million in the three months ended May 31, 1998, as compared to $5.6 million for the same three month period of fiscal 1997. This increase was due to increased gross profit offset by the acquisition related increase in operating expenses.

         Nine Months Ended May 31, 1998 Compared to the Nine Months Ended May 31, 1997.

         Volume. During the nine months ended May 31, 1998, the Partnership sold
125.3 million retail gallons, an increase of 18.3 million retail gallons or 17.1% from the 107.0 million retail gallons sold in the nine months ended May 31, 1997. This increase was primarily attributable to acquisition related volumes offset, to a certain extent, by warmer weather in the Partnership's areas of operations during the nine months ended May 31, 1998, as compared to the same period of the prior year.

         The Partnership also sold approximately 70.2 million wholesale gallons in the nine months ended May 31, 1998, a decrease of 27.6 million wholesale gallons or 28.2% from the 97.8 million wholesale gallons sold in the nine months ended May 31, 1997. The decrease in wholesale volumes was attributable to a decline of 18.2 million gallons in the foreign operations of M-P Energy Partnership and 9.4 million gallons in U. S. wholesale operations, both primarily due to warmer than normal weather in those areas of operations.

         Revenues. Total revenues decreased $16.5 million or 9.4% to $159.8 million for the nine months ended May 31, 1998, as compared to $176.3 million for the same nine month period last fiscal year. Domestic retail fuel revenues increased $5.2 million or 4.6% to $118.9 million for the nine months ended May 31, 1998, as compared to $113.7 million for the nine months ended May 31, 1997. Domestic wholesale revenues decreased $5.9 million or 54.6% from the $10.8 million for the nine months ended May 31, 1997, to $4.9 million for the nine months ended May 31, 1998. Foreign wholesale revenues accounted for the remaining decline, showing a decrease of $16.9 million or 44.1% to $21.4 million for the nine months ended May 31, 1998, as compared to $38.3 million for the same nine month period last year. The decrease in foreign and domestic wholesale revenues was attributable to both decreased volumes and sales prices. The increased domestic retail fuel revenues resulted from increased volumes offset somewhat by decreased sales prices.

         Cost of Sales. Total cost of sales decreased $28.9 million or 25.5% to $84.6 million for the nine months ended May 31, 1998, as compared to $113.5 million for the nine months ended May 31, 1997. Domestic cost of sales decreased $11.9 million or 15.6% to $64.2 million for the nine months ended May 31, 1998, as compared to $76.1 million for the comparable nine month period last year. Foreign cost of sales decreased $17.0 million or 45.5% to $20.4 million for the nine months ended May 31, 1998, as compared to $37.4 million for the same nine month period last year. The decrease in foreign cost of sales was attributable to decreased volumes and a decrease in the cost per gallon of propane. The decrease in domestic cost of sales was also due to the decrease in domestic wholesale volumes and the decrease in propane costs in the nine months ended May 31, 1998, as compared to the same nine month period ended May 31, 1997, partially offset by the increased volumes of retail fuel.

         Gross Profit. Total gross profit increased $12.4 million or 19.7% to $75.2 million for the nine months ended May 31, 1998, as compared to $62.8 million for the same nine month period last year. This increase was attributable to an increase in retail volumes sold, the impact of higher margins and an increase in other propane related gross profit.

         Operating Expenses. Operating expenses increased by $4.0 million or 12.8% to $35.3 million in the nine months ended May 31, 1998, as compared to $31.3 million in the nine months ended May 31, 1997. This increase was primarily attributable to costs associated with acquisitions.

         Selling, General and Administrative. Selling, general and administrative expenses were $4.0 million for the nine months ended May 31, 1998, unchanged from the prior year.

         Depreciation and Amortization. Depreciation and amortization increased approximately $1.8 million or 22.0% to $10.0 million in the nine months ended May 31, 1998, as compared to $8.2 million for the same nine month period last year. This increase was primarily the result of additional depreciation and amortization associated with acquisitions.

         Operating Income. Operating income increased $6.6 million or 34.2% to $25.9 million for the nine months ended May 31, 1998, as compared to $19.3 million for the nine months ended May 31, 1997. This increase was due to the increase in gross profit, offset by the acquisition related increase in operating expenses and depreciation and amortization.

         Net Income. Net income increased $4.8 million to $15.5 million for the nine months ended May 31, 1998, as compared to net income of $10.7 million for the nine months ended May 31, 1997. This increase is the result of higher operating income, partially offset by increased interest costs.

         EBITDA. Earnings before interest, taxes, depreciation, and amortization was $36.8 million for the nine months ended May 31, 1998 as compared to $28.3 million for the same nine month period for fiscal 1997, representing a 30.0% increase. This increase was due to increased gross profit offset by the acquisition related increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows

         Cash provided by operating activities during the nine months ended May 31, 1998, was $28.5 million compared to $20.0 million during the nine months ended May 31, 1997. The cash flows from operations during the nine months ended May 31, 1998, consisted primarily of net income of $15.5 million and noncash charges of $9.3 million, principally depreciation and amortization.

         Cash used in investing activities during the nine months ended May 31, 1998, included capital expenditures for acquisitions amounting to $23.3 million, net of cash received. The Partnership spent an additional $6.6 million for both maintenance capital needed to sustain operations at current levels, as well as new customer tanks to support growth of operations and other miscellaneous capitalized items.

         Cash used in financing activities during the nine months ended May 31, 1998, of $2.7 million is the net of $9.7 million of debt incurred, reduced by the full Minimum Quarterly Distribution to unitholders of $12.5 million.


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

         On November 19, 1997 the Partnership entered into a Note Purchase Agreement that provides for the issuance of up to $100 million of senior secured promissory notes (the "Notes") if certain conditions are met. An initial placement of $32 million of Notes at an average interest rate of 7.23% with an average 10 year maturity was completed at the closing of the Note Purchase Agreement. An additional placement of $15 million of Notes at an average interest rate of 6.59% with an average 12 year maturity was completed in March 1998. The proceeds of the Notes were used to refinance amounts outstanding under the Acquisition Facility. As of June 30, 1998, the Acquisition Facility had $35.0 million available to fund future acquisitions and the Working Capital Facility had $9.1 million available for borrowings.

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

         The Partnership uses its cash provided by operating and financing activities to provide distributions to unitholders and to fund acquisition, maintenance and growth capital expenditures. Acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations, were $23.3 million for the nine months ended May 31, 1998, as compared to $3.9 million during the nine months ended May 31, 1997. In addition to the $23.3 million of cash expended for acquisitions during the nine months ended May 31, 1998, $9.8 million of Common Units, restricted as to transferability of the Units, were issued in connection with acquisitions.

         The assets utilized in the propane business do not typically require lengthy manufacturing process time nor complicated, high technology components. Accordingly, the Partnership does not have any significant financial commitments for capital expenditures. In addition, the Partnership has not experienced any significant increases attributable to inflation in the cost of these assets.

         The ability of the Partnership to satisfy its obligations will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. Future operating needs of the Partnership are expected to be provided by future operations, existing cash balances and the Working Capital Facility. The Partnership may incur additional indebtedness or issue additional Units to fund possible future acquisitions.

YEAR 2000 MATTERS

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

                                   FORM 10-Q
                           PART II $ OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) During the three months ended May 31, 1998, the Partnership issued 54,999 Common Units ("Units") to Heritage Holdings, Inc., the Partnership's General Partner. These Units were issued in connection with the assumption of certain liabilities by the General Partner from the Partnership's acquisitions of certain assets of other propane companies. Subsequent to May 31, 1998, the Partnership issued an additional 67,100 Units to Heritage Holdings, Inc., also in relation to the assumption of certain liabilities by the General Partner from the Partnership's acquisitions of certain assets of other propane companies. These
         Common Units were not registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, by virtue of an exemption under Section 4(2) thereof. These Common Units carry a restrictive legend with regard to transfer of the Units.

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


                                      HERITAGE PROPANE PARTNERS, L.P.

                                  By:  Heritage Holdings, Inc., General Partner



Date: July 9, 1998                By:            /s/ H. Michael Krimbill
                                               -----------------------------
                                               H. Michael Krimbill
                                               (Chief Accounting Officer and
                                               officer duly authorized to sign
                                               on behalf of the registrant)

                              INDEX TO EXHIBITS



EXHIBIT NO.                      DESCRIPTION
-----------                      -----------

   27                      Financial Data Schedule