Form 10-K
period 1998-08-31
HERITAGE PROPANE PARTNERS L P
filed 1998-11-24
CIK 1012569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED AUGUST 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period from __________ to__________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value as of November 2, 1998, of the registrant's Common Units held by nonaffiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $107,442,000

At November 2, 1998, the registrant had units outstanding as follows:

Heritage Propane Partners, L.P.            4,876,725         Common Units
                                           3,702,943         Subordinated Units

Documents Incorporated by Reference:  None

                         HERITAGE PROPANE PARTNERS, L.P.

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                     PART I

                                                                              PAGE
                                                                              ----
ITEM  1.   BUSINESS. ...........................................................1

ITEM  2.   PROPERTIES...........................................................8

ITEM  3.   LEGAL PROCEEDINGS....................................................8

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................9


                                    PART II


ITEM  5.   MARKET FOR THE REGISTRANT'S UNITS AND RELATED
              UNITHOLDER MATTERS................................................9

ITEM  6.   SELECTED HISTORICAL FINANCIAL AND OPERATING DATA....................10

ITEM  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS..............................12

ITEM  7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........18

ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................18

ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE..............................18


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................19

ITEM 11.  EXECUTIVE COMPENSATION...............................................21

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT...................................................24

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................26


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K..............................................26

                                     PART I

ITEM 1.     BUSINESS

BUSINESS OF HERITAGE PROPANE PARTNERS, L.P.

         Heritage Propane Partners, L.P., (the "Master Limited Partnership" or the "MLP"), a publicly traded Delaware limited partnership, was formed in April of 1996. The MLP's activities are conducted through its subsidiary, Heritage Operating, L.P. (the "Operating Partnership" or the "OLP"). The MLP, with a 99% limited partner interest, is the sole limited partner of the Operating Partnership. The MLP and the OLP are together referred to herein as the "Partnership". The Operating Partnership accounts for nearly all of the MLP's consolidated assets, sales and operating earnings. The MLP's consolidated earnings also reflect interest expense related to $120 million of 8.55% Senior Secured Notes issued by the MLP in June 1996 and $47 million of additional Senior Secured Notes issued in 1997 and 1998 at yields ranging from 6.50% to 7.26%.

BUSINESS OF HERITAGE OPERATING, L.P.

         The Operating Partnership, a Delaware limited partnership, was formed in April of 1996, to acquire, own and operate the propane business and assets of Heritage Holdings, Inc. (the "Company", "Heritage", and "General Partner"). The Company has retained a 1% general partner interest in the MLP and also holds a 1.0101% general partner interest in the Operating Partnership, representing a 2% general partner interest in the Partnership on a combined basis. In addition the Company owns approximately 3.4% of the Common Units in the Partnership (Common Units represent limited partnership interests in the Partnership). As General Partner of the Partnership, the Company performs all management functions required for the Partnership.

GENERAL

         The Partnership is a Delaware limited partnership formed to acquire, own and operate the propane business and assets of Heritage. Heritage serves as the general partner of the Partnership. The Partnership believes it is the sixth largest retail marketer of propane in the United States, serving more than 240,000 active residential, commercial, industrial and agricultural customers from 144 district locations in 26 states. The Partnership's operations have been concentrated in large part in the western, upper midwest and southeastern regions of the United States, with expansion into the northeastern United States in the last two years.

         The business of the Partnership, starting with the formation of Heritage in 1989, has grown primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth. Through August 31, 1998, 47 acquisitions had been completed for an aggregate purchase price of approximately $203 million. Volumes of propane sold to retail customers has more than doubled from 63.2 million gallons for the fiscal year ended August 31, 1992 to 146.7 million gallons for the fiscal year ended August 31, 1998. Since August 31, 1998, the Partnership has acquired another propane company.

         The Partnership believes that its competitive strengths include: (i) management's experience in identifying, evaluating and completing acquisitions,
(ii) operations that are focused in areas experiencing higher-than-average population growth, (iii) a low cost overhead structure and (iv) a decentralized operating structure and entrepreneurial workforce. These competitive strengths have enabled the Partnership to achieve levels of EBITDA per retail propane gallon that the Partnership believes are among the highest of any publicly traded propane partnership. The Partnership believes that as a result of its geographic diversity and district-level incentive compensation program, the Partnership has been able to reduce the effect of adverse weather conditions on EBITDA, including those experienced by Heritage during the warmer-than-normal winters of 1994-1995, 1996-1997 and the El Nino winter of 1997-1998. The Partnership believes that its concentration in higher-than-average population growth areas provides it with a strong economic foundation for expansion through acquisitions and internal growth. The Partnership does not believe that it is significantly more vulnerable than its competitors to displacement by natural gas distribution systems because the majority of the Partnership's areas of operations are rural and their population growth tends to open business opportunities for the Partnership in more remote locations on their peripheries.

BUSINESS STRATEGY

         The Partnership's strategy is to expand its operations and increase its retail market share in order to increase the funds available for distribution to its Unitholders. The three critical elements to this strategy are described below.

         Acquisitions. Acquisitions will be the principal means of growth for the Partnership, as the retail propane industry is mature and overall demand for propane is expected to experience limited growth in the foreseeable future. The Partnership believes that the fragmented nature of the propane industry provides significant opportunities for growth through acquisition. Industry sources indicate that there are over 8,000 retail propane operations, of which the 10 largest comprise approximately 35% of industry sales. The Partnership follows a disciplined acquisition strategy that concentrates on companies (i) in geographic areas experiencing higher-than-average population growth, (ii) with a high percentage of sales to residential customers, (iii) with local reputations for quality service and (iv) with a high percentage of tank ownership. In addition the Partnership attempts to capitalize on the reputations of the companies it acquires by maintaining local brand names, billing practices and employees, thereby creating a sense of continuity and minimizing customer loss. The Partnership believes that this strategy has helped to make it an attractive buyer for many acquisition candidates from the seller's viewpoint.

         Through August 31, 1998, 47 acquisitions had been completed for an aggregate purchase price of approximately $203 million. The Partnership has completed an additional acquisition since that time. Of these companies acquired, 13 represent "core acquisitions" with multiple plants in a specific geographic area, with the balance representing "blend-in companies" which operate in an existing region. The Partnership will focus on acquisition candidates in its existing areas of operations, but will consider core acquisitions in other higher-than-average population growth areas in order to further reduce the impact on the Partnership's operations of adverse weather patterns in any one region. While the Partnership is currently evaluating numerous acquisition candidates, there can be no assurance that the Partnership will identify attractive acquisition candidates in the future, that the Partnership will be able to acquire such businesses on economically acceptable terms, that any acquisition will not be dilutive to earnings and distributions or that any additional debt incurred to finance an acquisition will not affect the ability of the Partnership to make distributions to Unitholders.

         In order to facilitate the Partnership acquisition strategy, the Operating Partnership entered into the Bank Credit Facility. The Bank Credit Facility currently consists of the $30.0 million Acquisition Facility to be used for acquisitions and improvements and the $20.0 million Working Capital Facility to be used for working capital and other general partnership purposes. The Partnership also has the ability to fund acquisitions through the issuance of additional partnership interests and through the Medium Term Note Program. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Description of Indebtedness."

         Internal Growth. In addition to pursuing expansion through acquisitions, the Partnership has aggressively focused on internal growth at its existing district locations. The Partnership believes that, by concentrating its operations in areas experiencing higher-than-average population growth, it is well positioned to achieve internal growth by adding new customers. The Partnership also believes that its decentralized structure, in which operational decisions are made at the district and regional level, together with a bonus system that allocates a significant portion of a district's EBITDA in excess of budget to district employees, has fostered an entrepreneurial environment that has allowed the Partnership to achieve its high rates of internal growth. The Partnership believes that its rate of internal growth exceeds the average internal growth rate in the industry.

         Low Cost, Decentralized Operations. The Partnership focuses on controlling costs at the corporate and district levels. While the Partnership has realized certain economies of scale as a result of its acquisitions, it attributes its low overhead primarily to its decentralized structure. By delegating all customer billing and collection activities to the district level, the Partnership has been able to operate without a large corporate staff. Of the Partnership's 957 full-time employees as of August 31, 1998, only 47, or approximately 5%, were general and administrative. In addition, the Partnership plant bonus system encourages district employees at all levels to control costs and expand revenues.

               As a result of the implementation of the strategy described above, the Partnership has achieved the retail sales volumes per fiscal year set forth below:

                                            1990    1991    1992    1993    1994    1995    1996    1997    1998
                                           ------  ------  ------  ------  ------  ------  ------  ------  ------
Retail Propane Gallons Sold (in millions)    37.5    48.2    63.2    73.4    79.7    98.3   118.2   125.6   146.7

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

         In addition to competing with alternative energy sources, the Partnership competes with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry publications, the Partnership believes that the domestic retail market for propane is approximately 9.5 billion gallons annually, that the 10 largest retailers, including the Partnership, account for approximately 35% of the total retail sales of propane in the United States, and that no single marketer has a greater than 10% share of the total retail market in the United States. Most of the Partnership's retail distribution branches compete with five or more marketers or distributors. Each retail distribution outlet operates in its own competitive environment because retail marketers tend to locate in close proximity to customers. The typical retail distribution outlet generally has an effective marketing radius of approximately 50 miles although in certain rural areas the marketing radius may be extended by a satellite location.

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

         The wholesale propane business is highly competitive. For fiscal 1998, the Partnership's domestic wholesale operations (excluding M-P Energy Partnership, formerly M-P Oils Partnership) accounted for only 7.2% of total volumes and less than 1% of its gross profit. The Partnership does not emphasize wholesale operations, but it believes that limited wholesale activities enhance its ability to supply its retail operations.

PRODUCTS, SERVICES AND MARKETING

         The Partnership distributes propane through a nationwide retail distribution network consisting of 144 district locations in 26 states. The Partnership's operations are concentrated in large part in the western, upper midwest and southeastern regions of the United States, with expansion over the last two years into the northeastern part of the United States. The Partnership's serves more than 240,000 active customers. Historically, approximately two-thirds of the Partnership's retail propane volume and in excess of 80% of its EBITDA are attributable to sales during the six-month peak heating season from October through March, as many customers use propane for heating purposes. Consequently, sales and operating profits are concentrated in the Partnership's first and second fiscal quarters. Cash flows from operations, however, are greatest during the second and third fiscal quarters when customers pay for propane purchased during the six-month peak season. To the extent necessary, the Partnership will reserve cash from these periods for distribution to Unitholders during the warmer seasons.

         Typically, district locations are found in suburban and rural areas where natural gas is not readily available. Generally, such locations consist of a one to two acre parcel of land, an office, a small warehouse and service facility, a dispenser and one or more 18,000 to 30,000 gallon storage tanks. Propane is generally transported from refineries, pipeline terminals, leased storage facilities and coastal terminals by rail or truck transports to the Partnership's district locations where it is unloaded into the storage tanks. In order to make a retail delivery of propane to a customer, a bobtail truck is loaded with propane from the storage tank. Propane is then pumped from the bobtail truck, which generally holds 2,500 to 3,000 gallons of propane, into a stationary storage tank on the customer's premises. The capacity of these customer tanks ranges from approximately 100 gallons to 1,200 gallons, with a typical tank having a capacity of 100 to 300 gallons in milder climates and from 500 to 1,000 gallons in colder climates. The Partnership also delivers propane to retail customers in portable cylinders, which typically have a capacity of 5 to 35 gallons. When these cylinders are delivered to customers, empty cylinders are picked up for refilling at the Partnership's distribution locations or are refilled in place. The Partnership also delivers propane to certain other bulk end users of propane in tractor-trailers known as transports, which typically have an average capacity of approximately 10,500 gallons. End users receiving transport deliveries include industrial customers, large-scale heating accounts, mining operations, and large agricultural accounts, which use propane for crop drying.

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

         Propane use falls into three broad categories: (i) residential applications, (ii) industrial, commercial and agricultural applications and
(iii) other retail applications, including motor fuel sales. Approximately 93% of the domestic gallons sold by the Partnership in fiscal 1998 were to retail customers and approximately 7% were to wholesale customers. Of the retail gallons sold by the Partnership in fiscal 1998, 55% were to residential customers, 26% were to industrial, commercial and agricultural customers, and 19% were to all other retail users. Sales to residential customers in fiscal 1998 accounted for 51% of total domestic gallons sold inclusive of domestic wholesale but 67% of the Partnership's gross profit from propane sales. Residential sales have a greater profit margin and a more stable customer base than other markets served by the Partnership. Industrial, commercial and agricultural sales accounted for 20% of the Partnership's gross profit from propane sales for fiscal year 1998, with all other retail users accounting for 12%. Additional volumes sold to wholesale customers contributed the remaining 1% of gross profit from propane sales. No single customer accounted for 5% or more of the Partnership's revenues during fiscal year 1998.

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

PROPANE SUPPLY AND STORAGE

         The Partnership's propane supply is purchased from over 50 oil companies and natural gas processors at numerous supply points located in the United States and Canada. In addition, the Partnership makes purchases on the spot market from time to time to take advantage of favorable pricing. Most of the propane purchased by the Partnership is fiscal 1998 was purchased pursuant to one year agreements subject to annual renewal, but the percentage of contract purchases may vary from year to year as determined by the Partnership. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major delivery points. Most of these agreements provide maximum and minimum seasonal purchase guidelines, with few containing "take or pay" provisions. The Partnership receives its supply of propane predominately through railroad tank cars and common carrier transport.

         Supplies of propane from the Partnership's sources historically have been readily available. In the fiscal year ended August 31, 1998, Dynegy Liquids Marketing and Trade ("Dynegy") provided approximately 33% of the Partnership's total domestic propane supply. The Partnership believes that, if supplies from Dynegy were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations. Aside from Dynegy, no single supplier provided more than 10% of the Partnership's total domestic propane supply in the fiscal year ended August 31, 1998. Although no assurance can be given that supplies of propane will be readily available in the future, the Partnership expects a sufficient supply to continue to be available. However, increased demand for propane in periods of severe cold weather, or otherwise, could cause future propane supply interruptions or significant volatility in the price of propane.

         During fiscal 1998, the Partnership purchased approximately 77% of its propane supplies from domestic suppliers with the remainder being procured through M-P Oils, Ltd., a wholly owned subsidiary of the Partnership. M-P Oils, Ltd. holds a 60% interest in a Canadian partnership, M-P Energy Partnership, which buys and sells propane for its own account as well as supplies the Partnership's volume requirements in the northern states. Those volumes are included in the sources of propane set forth in the immediately preceding paragraph.

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

GOVERNMENT REGULATION

         The Partnership is subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes. These laws include without limitation, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right-to-Know Act, the Clean Water Act, and comparable state statutes. CERCLA, also known as the "Superfund" law, imposes joint and several liability without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a "hazardous substance" into the environment. Propane is not a hazardous substance within the meaning of CERCLA. However, automotive waste products, such as waste oil, generated by the Partnership's truck fleet, as well as "hazardous substances" disposed of during past operations by third parties on the Partnership's properties, could subject the Partnership to liability under CERCLA. Such laws and regulations could result in civil or criminal penalties in cases of non-compliance or impose liability for remediation costs. Also, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances.

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

         Petroleum-based contamination or environmental wastes are known to be located on or adjacent to three sites at which the Partnership presently or formerly operates and is suspected to be located on or adjacent to one additional site. These sites were evaluated at the time of their acquisition. In all cases remediation operations have been or will be undertaken by others, and in all four cases the Partnership obtained indemnification for expenses associated with any remediation from the former owners or related entities. Based on information currently available to the Partnership, such projects are not expected to have a material adverse effect on the Partnership's financial condition or results of operation.

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

         On August 16, 1997, the United States Department of Transportation ("DOT") published its Final Rule HM-225 (49 CFR 171.5) which adopts temporary requirements for cargo tank motor vehicles used to transport propane. The Final Rule, which currently is not being generally enforced, basically requires that such vehicles be equipped with remote control equipment capable of shutting off the flow of propane in the event of a break in the vehicle's delivery hose or piping. The Partnership is currently in the process of installing and testing these remote shut off devices. The Final Rule also contains a statement that a pre-existing regulation (Hazardous Materials Regulation 177.834(i)) requires operators of cargo tank vehicles to maintain an "unobstructed view" of the vehicle itself when making deliveries to customer tanks. This regulation could require either two people attending customer deliveries or one attendant remaining at a mid-point between bobtails and customer tanks. On October 15, 1997, a suit was filed against the DOT in United States District court seeking to enjoin enforcement of the Final Rule. On February 13, 1998, the court preliminarily enjoined the DOT from enforcing the Final Rule pending the final outcome of the litigation. The Partnership cannot determine the outcome of the litigation or the long-term impact it may have on the Partnership and its results of operations.

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

EMPLOYEES

         As of August 31, 1998, the Partnership had 957 full time employees, of whom 47 were general and administrative and 910 were operational employees. None of the Partnership's employees are represented by a labor union. The Partnership believes that its relations with its employees are satisfactory. The Partnership has hired as many as 100 seasonal workers to meet peak winter demands.

ITEM 2.     PROPERTIES

         The Partnership operates bulk storage facilities at 144 district sites, of which approximately 80% are owned or under long-term lease and the balance are subject to renewal in the ordinary course of business during the next ten years. The Partnership believes that the increasing difficulty associated with obtaining permits for new propane distribution locations makes its high level of site ownership and control a competitive advantage. The Partnership owns approximately ten million gallons of aboveground storage capacity at its various plant sites. In addition, in 1998, the Partnership leased approximately 10.9 million gallons of underground storage facilities in two states (5.0 million gallons of storage in Alto, Michigan and 5.9 million gallons in Bumstead, Arizona). The Partnership does not own or operate any underground storage facilities (excluding customer and local distribution tanks) or pipe line transportation assets (excluding local delivery systems).

         The Partnership also owns 50% of Bi-State Propane, a California general partnership that conducts business in South Lake Tahoe, Truckee and Mammoth Lakes, California, Reno and other locations in Nevada. Nine Bi-State Propane locations are included in the Partnership's site counts and all site, customer and other property descriptions contained herein include all Bi-State Propane information on a gross basis.

         The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of August 31, 1998, the Partnership had a fleet of 17 transport truck tractors and 25 transport trailers, all of which are owned by the Partnership. In addition, the Partnership utilizes 425 bobtails and 690 other delivery and service vehicles, all of which are owned by the Partnership. As of August 31, 1998, the Partnership owned approximately 209,000 customer storage tanks with typical capacities of 120 to 1,000 gallons. These customer storage tanks are collateral to secure the obligations of the Partnership under its borrowings from its banks and noteholders.

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

         The Partnership utilizes a variety of trademarks and tradenames that it owns, including "Heritage Propane." The Partnership believes that its strategy of retaining the names of the acquired companies has maintained the local identification of such companies and has been important to the continued success of these businesses. The Partnership's most significant trade names are Balgas, Bi-State Propane, Carolane Propane Gas, Gas Service Company, Holton's L. P. Gas, Ikard & Newsom, Northern Energy, Sawyer Gas, Keen Propane, Gibson Propane and Rural Bottled Gas and Appliance. The Partnership regards its trademarks, tradenames and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products.

ITEM 3.      LEGAL PROCEEDINGS.

         The Partnership is threatened with or is named as a defendant in various personal injury, property damage and product liability suits. In general, these lawsuits have arisen in the ordinary course of the Partnership's business since the formation of Heritage and involve claims for actual damages arising from the alleged negligence of the Partnership or as a result of product defects or similar matters. Of the pending or threatened matters, the suits currently involve property damage and serious personal injuries. Although any litigation is inherently uncertain, based on past experience, the information currently available to it and the availability of insurance coverage, the Partnership does not believe that these pending or threatened litigation matters will have a material adverse effect on its results of operations or its financial condition.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the security holders of the Partnership during the fiscal year ended August 31, 1998.


                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNITHOLDER
                 MATTERS.



MARKET PRICE OF AND DISTRIBUTIONS ON THE COMMON UNITS AND RELATED UNITHOLDER MATTERS

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

                                                   Price Range            Cash
                                               High           Low      Distribution
                                              -------       -------    -------------
1997 FISCAL YEAR
First Quarter Ended November 30, 1996         $21.375       $20.000       $0.50
Second Quarter Ended February 28, 1997        $21.875       $19.875       $0.50
Third Quarter Ended May 31, 1997              $21.375       $20.000       $0.50
Fourth Quarter Ended August 31, 1997          $22.938       $20.875       $0.50

1998 FISCAL YEAR
First Quarter Ended November 30, 1997         $25.000       $22.675       $0.50
Second Quarter Ended February 28, 1998        $25.000       $23.250       $0.50
Third Quarter Ended May 31, 1998              $24.250       $22.500       $0.50
Fourth Quarter Ended August 31, 1998          $24.375       $22.000       $0.50


         As of September 30, 1998, there were approximately 307 record holders of the Partnership's Common Units, representing approximately seven thousand individual common unitholders. The Partnership also has Subordinated Units, all of which are held by the General Partner for which there is no established public trading market. The Partnership will distribute to its partners on a quarterly basis, all of its Available Cash in the manner described herein. Available Cash generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the General Partner to (i) provide for the proper conduct of the Partnership's business,
(ii) comply with applicable law or any Partnership debt instrument or other agreement, or (iii) provide funds for distributions to Unitholders and the General Partner in respect of any one or more of the next four quarters. Available Cash is more fully defined in the Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P. previously filed as an exhibit. The Partnership Agreement defines Minimum Quarterly Distributions as $0.50 per Unit for each full fiscal quarter. Distributions of Available Cash to the holder of the Subordinated Units are subject to the prior rights of the holders of the Common Units to receive Minimum Quarterly Distributions for each quarter during the subordination period, and to receive any arrearages in the distribution of Minimum Quarterly Distributions on the Common Units for prior quarters during the subordination period. The subordination period will not end earlier than June 1, 2001 (Subordination Period). After review of the Partnership's past financial performance, the Board of Directors of the General Partner announced its intention to increase the annual distribution to $2.05 per unit commencing with the first quarter of fiscal year 1999. This announcement assumes that the Partnership experiences normal weather patterns and continued success in internal growth and accreative acquisitions. Restrictions on the Partnership's distributions required by Item 5 is incorporated herein by reference to Note 8 of the Partnership's Consolidated Financial Statements which begin on page F-1 of this Report, and to

Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Indebtedness.

CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 6, 1998, the Partnership issued 60,606 Common Units ("Units") in exchange for substantially all of the assets of a propane company, for a total value of $1.4 million. On August 31, 1998, the Partnership issued 45,195 Units to Heritage Holdings, Inc., the Partnership's General Partner in connection with the assumption of certain liabilities by the General Partner from the Partnership's acquisition of certain assets of a propane company. The General Partner's Units were not registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, by virtue of an exemption under
Section 4(2) thereof. These Units carry a restrictive legend with regard to transfer of the Units. The Units issued in connection with the acquisition were issued utilizing the Partnership's Registration Statement No. 333-40407 on Form S-4.

ITEM 6.      SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

         The following table sets forth, for the periods and as of the dates indicated, selected historical financial and operating data for Heritage. The selected historical balance sheet data as of August 31, 1998 and August 31, 1997, respectively, and the selected operating data for the years ended August 31, 1998 and 1997, for the two month period ended August 31, 1996, and for the ten month period ended June 30, 1996, respectively, have been derived from the financial statements appearing elsewhere herein which have been audited by Arthur Andersen LLP, independent public accountants. The selected historical balance sheet data as of August 31, 1996, August 31, 1995 and August 31, 1994 and the selected operating data for the years ended August 31, 1995 and 1994, have been derived from Heritage's audited financial statements not included herein. The selected historical financial and operating data of Heritage should be read in conjunction with the financial statements of Heritage included elsewhere in this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere in this Report. The amounts in the table below, except per Unit data, are in thousands.

                                                                                For the Year Ended
                                                                                 August 31, 1996
                                                                            ------------------------
                                                        Years Ended        10 Months(e)  Two Months          Years Ended
                                                         August 31,            Ended        Ended             August 31,
                                                   1994 (e)      1995(e)  June 30, 1996 August 31,1996    1997          1998
                                                 -----------  ----------- ------------- -------------- -----------  -----------
Statements of Operating Data:
  Revenues ....................................  $   103,971  $   131,508   $   144,623  $    18,477   $   199,785  $   185,987
  Gross Profit(a) .............................       48,601       55,841        55,634        6,314        73,838       89,103
  Depreciation and amortization ...............        8,711        8,896         7,581        1,733        11,124       13,680
  Operating income (loss)  ....................        9,905       12,675        15,755       (1,956)       16,919       22,929
  Interest expense ............................        8,761       12,201        10,833        1,962        12,063       14,599
  Income (loss) before income taxes, minority
    interest and extraordinary items ..........        1,296          759         6,084       (4,087)        5,625        9,266
  Provision for income taxes ..................          668          666         2,735           --            --           --
  Net income (loss) ...........................          315         (211)        2,921       (8,423)        5,177        8,790
  Net income (loss) per Unit(b) ...............           --           --            --        (1.06)         0.64         1.04

                                                                      August 31,
                                            ---------------------------------------------------------------
                                              1994(e)        1995(e)        1996        1997        1998
                                            ----------      ----------   ----------  ----------  ----------
Balance Sheet Data (end of period):
 Current assets ........................... $   17,134      $   21,293   $   24,014  $   27,951  $   26,185
 Total assets .............................    118,330         163,423      187,850     203,799     239,964
 Current liabilities ......................     19,646          35,825       24,728      34,426      35,444
 Long-term debt ...........................     81,373         103,412      132,521     148,453     177,431
 Redeemable preferred stock ...............     11,737          12,337           --          --          --
 Stockholders' deficit ....................     (6,301)         (6,975)          --          --          --
 Partner's capital - General Partner ......         --              --          307         208         273
 Partners' capital - Limited Partner (g)...         --              --       30,294      20,712      26,816

                                                  Years Ended August 31,
                                ------------------------------------------------------------
                                  1994(e)      1995(e)      1996(f)     1997        1998
                                ----------   ----------   ----------  ----------  ----------
Operating Data:
 EBITDA(c) .................... $   18,616   $   21,672   $   24,365  $   28,718  $   37,561
 Capital Expenditures(d)
  Maintenance and growth ......      6,194        8,634        7,244       7,170       9,359
  Acquisition .................         --       27,879       16,665      14,549      23,276
 Retail propane gallons sold ..     79,669       98,318      118,200     125,605     146,747



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

(d) The Partnership's capital expenditures fall generally into three categories: (i) maintenance capital expenditures of approximately $3.6 and $2.3 million in fiscal 1998 and 1997, respectively, which include expenditures for repairs that extend the life of the assets and replacement of property, plant and equipment, (ii) growth capital expenditures, which include expenditures for purchases of new propane tanks and other equipment to facilitate expansion of the Partnership's retail customer base, and (iii) acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and the portion of the purchase price allocated to intangibles associated with such acquired businesses.

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

GENERAL

         Since its formation in 1989, Heritage has grown primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth. Through August 31, 1998, Heritage and the Partnership completed 47 acquisitions for an aggregate purchase price of approximately $203 million. The Partnership has completed 18 of these acquisitions since going public on June 25, 1996. The Partnership engages in the sale, distribution and marketing of propane and other related products. The Partnership derives its revenue primarily from the retail propane marketing business. The General Partner believes that the Partnership is the sixth largest retail marketer of propane in the United States, based on retail gallons sold, serving more than 240,000 residential, industrial/commercial and agricultural customers in 26 states through 144 retail outlets. Annual retail propane sales volumes in gallons were
146.7 million, 125.6 million and 118.2 million for the fiscal years ended August 31, 1998, 1997 and 1996, respectively.

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

         The retail propane distribution business is largely seasonal due to propane's use as a heating source in residential and commercial buildings. Historically, approximately two-thirds of the Partnership's retail propane volume and in excess of 80% of the Partnership's EBITDA is attributable to sales during the six-month peak heating season of October through March. Consequently, sales and operating profits are concentrated in the Partnership's first and second fiscal quarters. Cash Flow from operations, however, is greatest during the second and third fiscal quarters when customers pay for propane purchased during the six-month peak-heating season.

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

         The retail propane business is a "margin-based" business in which gross profits depend on the excess of sales price over propane supply costs. The market price of propane is often subject to volatile changes as a result of supply or other market conditions over which the Partnership will have no control. Product supply contracts are one-year agreements subject to annual renewal and generally permit suppliers to charge posted prices (plus transportation costs) at the time of delivery or the current prices established at major delivery points. Since rapid increases in the wholesale cost of propane may not be immediately passed on to retail customers, such increases could reduce the Partnership's gross profits. In the past, the Partnership generally attempted to reduce price risk by purchasing propane on a short-term basis. The Partnership has on occasion purchased significant volumes of propane during periods of low demand, which generally occur during the summer months, at the then current market price, for storage both at its service centers and in major storage facilities for future resale.

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

ANALYSIS OF HISTORICAL RESULTS OF OPERATIONS

         The following discussion reflects for the periods indicated the results of operations and operating data for the Partnership. Most of the increases in the line items discussed below result from the acquisitions made by the Partnership during the periods discussed. In fiscal 1998, the Partnership consummated seven acquisitions for a total purchase price of $37.1 million. In fiscal 1997 and 1996, the Partnership consummated seven and eight acquisitions for total purchase prices of $14.5 million and $22.0 million, respectively. These acquisitions affect the comparability of prior period financial matters, as the volumes are not included in the prior period's results of operations. Amounts discussed below reflect 100% of the results of M-P Energy Partnership, formerly named M-P Oils Partnership, a general partnership in which the Partnership owns a 60% interest. Because M-P Energy Partnership is primarily engaged in lower-margin wholesale distribution, its contribution to the Partnership's net income and EBITDA is not significant.

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

         Volume. The Partnership sold 146.7 million retail gallons, an increase of 21.1 million gallons or 16.8% from the 125.6 million gallons sold in fiscal 1997. This increase was primarily attributable to acquisition related volumes offset, to a certain extent, by the effects of the warmer weather pattern of El Nino.

         The Partnership also sold approximately 86.2 million wholesale gallons during fiscal 1998, a decrease of 26.4 million wholesale gallons or 23.4% from the 112.6 million wholesale gallons sold in fiscal 1997. The decrease in wholesale volumes was attributable to a decline of 16.4 million gallons in the foreign operations of M-P Energy Partnership and 10.0 million gallons in U.S. wholesale operations, both primarily due to warmer than normal weather in those areas of operations.

         Revenues. Total revenues decreased $13.8 million or 6.9% to $186.0 million for fiscal 1998 as compared to $199.8 million for fiscal 1997. Domestic retail fuel revenues increased $6.6 million or 5.1% in fiscal 1998 to $136.3 million, as compared to $129.7 million for fiscal 1997. U.S. wholesale revenues decreased $6.4 million or 54.7% from $11.7 million reported in fiscal 1997. Foreign revenues decreased $16.3 million or 39.5% to $25.0 million for fiscal 1998, as compared to $41.3 million for fiscal 1997. The decrease in U.S. and foreign wholesale revenues was attributable to both decreased volumes and sales prices. The increase in domestic retail revenues resulted from increased volumes and offset somewhat by decreased sales prices.

         Cost of Sales. Total cost of sales decreased $29.1 million or 23.1% to $96.9 million for fiscal 1998, as compared to fiscal 1997's $126.0 million. Domestic cost of sales decreased $12.8 million or 14.9% to $73.1 million for fiscal 1998, as compared to $85.9 million for fiscal 1997. Foreign cost of sales decreased $16.3 million or 40.6% to $23.8 million for fiscal 1998, as compared to $40.1 million for fiscal 1997. The decrease in foreign cost of sales was attributable to decreased volumes sold and a decrease in the cost per gallon of propane. The decrease in domestic cost of sales was also due to a decrease in the cost per gallon of propane and the decrease in domestic wholesale volumes for fiscal 1998, offset by the increased volumes of retail fuel.

         Gross Profit. Total gross profit increased $15.3 million or 20.7% to $89.1 million in fiscal 1998 as, compared to $73.8 million in fiscal 1997. This increase was attributable to the acquisition related increase in retail volumes sold, the impact of higher margins and an increase in other propane related gross profit.

         Operating Expenses. Operating expenses increased $6.6 million or 16.3% to $47.0 million in fiscal 1998, as compared to $40.4 million in fiscal 1997. The increase was primarily attributable to costs associated with acquisitions.

         Selling, General and Administrative. Selling, general and administrative expenses were $5.5 million for fiscal 1998 a slight increase as compared to $5.3 million in fiscal 1997.

         Depreciation and Amortization. Depreciation and amortization increased approximately $2.6 million or 23.4% to $13.7 million in fiscal 1998, as compared to $11.1 million for fiscal 1997. This increase was primarily the result of additional depreciation and amortization associated with acquisitions.

         Operating Income. Operating income increased $5.9 million or 34.7% to $22.9 million in fiscal 1998, as compared to $17.0 million for fiscal 1997. This increase was the result of the increase in gross profit offset by the acquisition related increase in operating expenses and depreciation and amortization.

         Net Income. Net income increased $3.6 million or 69.2% to $8.8 million in fiscal 1998, as compared to $5.2 million for fiscal 1997. This increase is due to higher operating income for fiscal 1998 as compared to 1997, offset partially by increased interest costs in fiscal 1998.

         EBITDA. Earnings before interest, taxes, depreciation and amortization was $37.6 million for fiscal 1998, an increase of $8.9 million or 31.0% over last year's EBITDA of $28.7 million. Increased gross profit for fiscal 1998, offset by the acquisition related increase in operating expenses attributed to the increase in this year's EBITDA.

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

         Revenues. Total revenues for fiscal 1997 increased $36.7 million or 22.5% to $199.8 million, as compared to $163.1 million for fiscal 1996. Domestic revenues increased $31.1 million or 24.4% to $158.5 million for fiscal 1997, as compared to $127.4 million for fiscal 1996. Foreign revenues increased $5.6 million to $41.3 million for fiscal 1997, an increase of 15.7%, as compared to $35.7 million for fiscal 1996. The increase in foreign revenues was attributable to an increase in the selling price. The increase in domestic revenues was attributable to higher selling prices and greater volumes associated with acquisitions and internal growth.

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

         Net Income. Net income increased $10.7 million to $5.2 million in fiscal 1997, a 194.5% increase as compared to fiscal 1996's net loss of $5.5 million. This increase is the result of higher operating income in fiscal 1997 and as well as conversion to a partnership form during fiscal 1996. The Partnership is not subject to federal income tax whereas the Company provided a $2.7 million income tax provision in fiscal 1996. The Partnership also experienced an extraordinary loss of $4.4 million on the early extinguishment of debt in fiscal year 1996.

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

         c) required maintenance capital, predominantly vehicle replacement, will also be provided by the annual cash flow from operations

         d) growth capital, mainly for customer tanks, expended will be financed by the revolving acquisition bank line of credit

         e) acquisition capital expenditures will be financed with additional indebtedness on the revolving acquisition bank line of credit, other lines of credit, issues of additional Common Units or a combination thereof.

        Cash Flows

        Cash provided by operating activities for fiscal 1998, was $24.5 million compared to $15.4 million in fiscal 1997. The cash flows from operations for fiscal 1998 consisted primarily of net income of $8.8 million and noncash charges of $13.1 million, principally depreciation and amortization.

        Cash used in investing activities during fiscal 1998 included capital expenditures for acquisitions amounting to $23.3 million, net of cash received plus $9.4 million spent for maintenance needed to sustain operations at current levels, new customer tanks to support growth of operations and other miscellaneous capitalized items. These amounts were partially offset by the proceeds from asset sales of $5.5 million.

        Cash provided by financing activities during fiscal 1998 of $2.4 million resulted primarily from a net increase in long-term debt of $20.7 million used for acquisitions. This increase was offset by cash distributions to unitholders of $16.7 million and a net reduction in the working capital facility of $1.6 million.

        Financing and Sources of Liquidity

        The Partnership has a Bank Credit Facility, which includes a Working Capital Facility, a revolving credit facility providing for up to $20.0 million of borrowings to be used for working capital and other general partnership purposes, and an Acquisition Facility, a revolving credit facility providing for up to $30.0 million of borrowings to be used for acquisitions and improvements. See page F-12, "Notes to Consolidated Financial Statements--4. Working Capital Facilities and Long-Term Debt."

        The Partnership uses its cash provided by operating and financing activities to provide distributions to unitholders and to fund acquisition, maintenance and growth capital expenditures. Acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and intangibles associated with such acquired businesses, were $23.3 million for fiscal year 1998, as compared to $14.5 million during fiscal 1997. In addition to the $23.3 million of cash expended for acquisitions during fiscal 1998, $13.8 million of Common Units were issued in connection with certain acquisitions.

        The assets utilized in the propane business do not typically require lengthy manufacturing process time nor complicated, high technology components. Accordingly, the Partnership does not have any significant financial commitments for capital expenditures. In addition, the Partnership has not experienced any significant increases attributable to inflation in the cost of these assets or in its operations.

DESCRIPTION OF INDEBTEDNESS

        The Operating Partnership assumed $120 million principal amount of 8.55% Senior Secured Notes (the "Notes") at the formation of the Partnership in a private placement with institutional investors. Interest is payable semi-annually in arrears on each December 31 and June 30. The Notes have a final maturity of 15 years, with ten equal mandatory repayments of principal beginning on June 30, 2002. See page F-12, "Notes to Consolidated Financial Statements--4. Working Capital Facilities and Long-Term Debt."

         On November 19, 1997, the Partnership entered into a Note Purchase Agreement ("Medium Term Note Program"), that provides for the issuance of up to $100 million of senior secured promissory notes if certain conditions are met. An initial placement of $32 million (Series A and B) at an average interest rate of 7.23% with an average 10 year maturity was completed at the closing of the Medium Term Note Program. Interest is payable semi-annually in arrears on each November 19 and May 19. An additional placement of $15 million (Series C, D and
E) at an average interest rate of 6.59% with an average 12 year maturity was completed in March 1998. Interest is payable on Series C, D and E semi-annually in arrears on each September 13 and March 13. The proceeds of the placements were used to refinance amounts outstanding under the Acquisition Facility. See page F-12, "Notes to Consolidated Financial Statements--4. Working Capital Facilities and Long-Term Debt."

        The Note Purchase Agreement, Medium Term Note Program and Bank Credit Agreement contain customary restrictive covenants applicable to the Operating Partnership including limitations on the incurrence of additional indebtedness, creation of liens and sale of assets. In addition, the Operating Partnership must maintain certain ratios of Consolidated Funded Indebtedness to Consolidated EBITDA and Consolidated EBITDA to Consolidated Interest Expense. These Agreements also provide that the Operating Partnership may declare, make or incur a liability to make a Restricted Payment during each fiscal quarter, if:
(a) the amount of such Restricted Payment, together with all other Restricted Payments during such quarter, do not exceed Available Cash with respect to the immediately preceding quarter; and (b) no default or event of default exists before such Restricted Payment and after giving effect thereto. The Agreements provide that Cash is required to reflect a reserve equal to 50% of the interest to be paid on the Notes. In addition, in the third, second and first quarters preceding a quarter in which a scheduled principal payment is to be made on the Notes, Available Cash is required to reflect a reserve equal to 25%, 50% and 75%, respectively, of the principal amount to be repaid on such payment dates.

         The Operating Partnership is in compliance with all requirements, tests, limitations and covenants related to the Notes and Bank Credit Facility.

YEAR 2000 MATTERS

         The year 2000 issue arose because many computer programs use only the last two digits to indicate the year; hence, they may not interpret dates beyond the year 1999. The Partnership has recognized the potential impact of this problem that could cause computer applications to fail or create erroneous results and along with outside consultants, has conducted a detailed assessment of its Year 2000 compliance and readiness. The Partnership has put a comprehensive program in place to prepare for its year 2000 readiness.

         The Partnership is reviewing and evaluating both their information technology ("IT") and non-IT systems. A complete and detailed inventory list of the Partnership's hardware and software systems has been established enabling them to evaluate the state of readiness of these systems. The Partnership's district operations use a variety of external software that has been evaluated for Year 2000 compliance. The upgrade of the software at these district locations is currently underway. The hardware necessary to accommodate the software upgrades will be replaced as needed. Completion of this phase is anticipated by March 1999. The Partnership's central accounting system, payroll system and miscellaneous applications used are also in the process of being upgraded with completion anticipated January 1999. The upgraded software in both the district locations and at the administration level is scheduled for testing and user training starting December 1998 and to be completed in early spring 1999. The non-IT systems such as telephones, fax machines, and photocopiers will be investigated for the date critical Year 2000 and will be replaced or updated as needed for operation.

         The Partnership has identified major vendors and suppliers on whom it depends upon for services and product to assess their Year 2000 readiness to assure there are no interruptions in operations. A Year 2000 compliance letter and questionnaire is being sent to these third parties with responses anticipated by December 1998. Interruption of the supply and delivery of gas products could have a material adverse affect on the operations of the Partnership. By contacting these third parties to assess their state of readiness and developing an appropriate contingency plan if necessary, the Partnership is hoping to minimize these risks. In the fiscal year ended August 31, 1998, Dynegy Liquids Marketing and Trade provided approximately 33% of the Partnership's total domestic propane supply. The Partnership believes that, if supplies from Dynegy were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations. Aside from Dynegy, no single supplier provided more than 10% of the Partnership's total domestic propane supply in the fiscal year ended August 31, 1998. Furthermore, no single customer accounted for 5% or more of the Partnership's revenues during fiscal year 1998 alleviating the risk of adverse affects if some but not all customers are not Year 2000 compliant. The Partnership's banking facilities are also being contacted to insure that the collection and transfer of funds will not be interrupted and that extension of working capital will be available as needed. Acquisition candidates are supplied with a compliance letter and questionnaire also to assess the potential needs of their systems.

         The Partnership does expect the costs to modify its computer-based systems to have a material effect on the Partnership's results of operations. The current estimates of the amount of time, personnel, and costs to modify the current systems to be Year 2000 compliant is less than $.5 million. A portion of these costs is expected to be capitalized as they relate to adding new software and hardware to enhance current operations. Costs related directly to becoming Year 2000 compliant will be expensed as incurred. Estimated costs to date have not been specifically tracked but are estimated to be immaterial.

         The Partnership expects that its IT and non-IT systems will be compliant by the target dates listed. A contingency plan is being developed to deal with system failures. The Partnership will primarily focus on one of the systems currently being tested that would be compliant. If other systems fail during the testing, they will be upgraded to the compliant system. The success it has with dealing with the issues of the Year 2000 and its vendor and supplier's success in the matter will affect the Partnership's future operations. Interruptions in the Partnership's operations or those of its major suppliers due to Year 2000 failures could have a material adverse affect on its operations and cash flows.

FORWARD-LOOKING STATEMENTS

         Certain matters discussed in this report, excluding historical information, include certain forward-looking statements. Although Heritage believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the "safe harbor" protections provided under the Private Securities Litigation Reform Act of 1995.

         As required by that law, the Partnership hereby identifies the following important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Partnership in forward-looking statements.

         o Risks and uncertainties impacting the Partnership as a whole relate to changes in general economic conditions in the United States; the availability and cost of capital; changes in laws and regulations to which the Partnership is subject, including tax, environmental and employment laws and regulations; the cost and effects of legal and administrative claims and proceedings against the Partnership or which may be brought against the Partnership and changes in general and economic and currencies in foreign countries.

         o The uncertainty of the ability of the Partnership to sustain its rate of internal sales growth and its ability to locate and acquire other propane companies at prices that are accreative to the Partnership's EBITDA.

         o Risks and uncertainties related to energy prices and the ability of the Partnership to develop expanded markets and products offerings as well as their ability to maintain existing markets. In addition, future sales will depend on the cost of propane compared to other fuels, competition from other propane retailers and alternate fuels, the general level of petroleum product demand, and weather conditions, among other things.


ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Partnership has no material exposures of a quantitative and qualitative nature related to market risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        The Financial statements set forth on pages F-1 to F-15 of this Report are incorporated herein by reference.

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

        The Partnership does not directly employ any of the persons responsible for managing or operating the Partnership. At August 31, 1998, the General Partner employed 957 full time individuals.

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

Bradley K. Atkinson                            Vice President - Administration

J. T. Atkins                                   Director of the General Partner

Bill W. Byrne                                  Director of the General Partner

J. Charles Sawyer                              Director of the General Partner


        James E. Bertelsmeyer. Mr. Bertelsmeyer, age 56, has 23 years of experience in the propane industry, including six years as President of Buckeye Gas Products Company, at the time the nation's largest retail propane marketer. Mr. Bertelsmeyer has served as Chief Executive Officer of Heritage since its formation. Mr. Bertelsmeyer began his career with Conoco Inc. where he spent ten years in positions of increasing responsibility in the pipeline and gas products departments. Mr. Bertelsmeyer has been a Director of the National Propane Gas Association, (the "Association"), for the past 23 years, and is currently President of the Association.

        R. C. Mills. Mr. Mills, age 61, has 40 years of experience in the propane industry. Mr. Mills joined Heritage in 1991 as Executive Vice President and Chief Operating Officer. Before coming to Heritage, Mr. Mills spent 25 years with Texgas Corporation and its successor, Suburban Propane, Inc. At the time he left Suburban in 1991, Mr. Mills was Vice President of Supply and Wholesale.

        G. A. Darr. Mr. Darr, age 65, has over 40 years of experience in the propane industry. Mr. Darr came to Heritage in June 1989, as Director of Corporate Development and was promoted to Vice President, Corporate Development in 1990. Prior to joining Heritage, Mr. Darr served for 10 years as Director of Corporate Development with CalGas Corporation and its successor, AmeriGas Propane, Inc. Mr. Darr began his career in the propane division of Phillips Petroleum Company. Mr. Darr is a Director of the National Propane Gas Association.

        H. Michael Krimbill. Before joining Heritage in 1990 as Vice President and Chief Financial Officer, Mr. Krimbill, age 45, was Treasurer of Total Petroleum, Inc. ("Total"). Total was a publicly traded, fully integrated oil company located in Denver, Colorado.

        Bradley K. Atkinson. Mr. Atkinson, age 43 joined Heritage on April 16, 1998 as Vice President Administration. Prior to joining Heritage, Mr. Atkinson was with MAPCO/Thermogas for 12 years, eight of which were in the acquisitions and business development of Thermogas. Mr. Atkinson is a CPA and received an undergraduate business degree form Pittsburgh State University and an MBA from Oklahoma State University.

        J. T. Atkins. Mr. Atkins, age 41, is a managing director of CIBC Oppenheimer Corp., investment bankers. Prior to his joining Oppenheimer in July of 1995, he held a similar position with the investment-banking firm of Houlihan, Lokey, Howard & Zukin, Inc. Mr. Atkins was elected a director of Heritage October 1, 1996.

        Bill W. Byrne. Mr. Byrne, age 68, served as Vice President of Warren Petroleum Company, the gas liquids division of Chevron Corporation, from 1982-1992. Since that time Mr. Byrne has served as the principal of Byrne & Associates, L.L.C., a gas liquids consulting group based in Tulsa, Oklahoma. Mr. Byrne has been a Director of Heritage since 1992. Mr. Byrne is a past president and Director of the National Propane Gas Association.

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

        Based solely on its review of the copies of such forms received by the General Partner, or written representations from certain reporting persons that no Form 5's were required for those persons, the General Partner believes that during fiscal year ending August 31, 1998, all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were met in a timely manner other than one late filing for Mr. Bertelsmeyer for two prior periods and one late filing for Heritage Holdings, Inc. for three prior periods.


ITEM 11.      EXECUTIVE COMPENSATION.

        The following table sets forth the annual salary, bonus and all other compensation awards and payouts earned by the General Partner's Chief Executive Officer and the other executive officers for services rendered to the General Partner and its subsidiaries during the fiscal years ended August 31, 1998, 1997 and 1996.


SUMMARY COMPENSATION TABLE

                                                                               LONG TERM
                                                                              COMPENSATION
                                              ANNUAL COMPENSATION                AWARDS
                                              -------------------                ------

                                                                               SECURITIES
                                                                                UNDERLYING          ALL OTHER
                                            YEAR       SALARY     BONUS       OPTIONS/SARS       COMPENSATION(1)
                                            ----       ------     -----       ------------       ---------------
James E. Bertelsmeyer                       1998      $355,756   $    --                --           $2,048
  Chairman of the Board and                 1997       341,756        --                --            2,619
  Chief Executive Officer                   1996       241,756   100,000                --            1,140

R. C. Mills                                 1998       225,000        --                --            2,201
  Executive Vice President and              1997       215,000        --                --            2,316
  Chief Operating Officer                   1996       165,400    50,000            10,000            2,250

G. A. Darr                                  1998       150,756        --                --            1,933
  Vice President - Corporate                1997       134,756        --                --            1,193
  Development                               1996       104,756    30,000             6,000              913

H. Michael Krimbill                         1998       185,000        --                --              357
  Vice President, Chief Financial           1997       175,000        --                --              616
  Officer, Treasurer and Secretary          1996       135,000    40,000            10,000              510

Bradley K. Atkinson (2)                     1998       125,000        --                --               --
  Vice-President Administration             1997            --        --                --               --
                                            1996            --        --                --               --

(1)  Consists of life insurance premiums.

(2) Mr. Atkinson joined Heritage April 1998, but his salary is presented on an annualized basis.

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

EMPLOYMENT AGREEMENTS

        The General Partner has entered into employment agreements (the "Employment Agreements") with Messrs. Bertelsmeyer, Mills, Darr, Krimbill and Atkinson, (each an "Executive"). The summary of such Employment Agreements contained herein does not purport to be complete and is qualified in its entirety by reference to the Employment Agreements, which have been filed as exhibits to this Report.

        The Employment Agreements have an initial term of five years for Mr. Bertelsmeyer and three years for each of Messrs. Mills, Darr and Krimbill, and two years for Mr. Atkinson, but will be automatically extended for successive one year periods, respectively, unless earlier terminated by the affirmative vote of at least a majority of the entire membership of the Board of Heritage upon a finding that a sufficient reason exists for such termination or by the Executive for any reason or otherwise terminated in accordance with the Employment Agreements. The Employment Agreements do provide for an annual base salary of $341,000, $215,000, $134,000, $175,000 and $125,000 ("Base Salary")
for each of Messrs. Bertelsmeyer, Mills, Darr, Krimbill and Atkinson, respectively. The Board shall review the Base salary at least annually and may adjust the amount of the Base Salary at any time as the Board may deem appropriate in its sole discretion; provided, however, that in no event may the Base Salary be decreased below the above stated amount without the prior written consent of the Employee. The Employment Agreements do not provide for an annual bonus for the Executives, but certain of the agreements do provide for other benefits, including a car allowance and the payment of life insurance premiums. The Employment Agreements also provide for the Executive and, where applicable, the Executive's dependents, to have the right to participate in benefit plans made available to other executives of Heritage including the Restricted Unit Plan described below.

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

RESTRICTED UNIT PLAN

        The General Partner has adopted a restricted unit plan (the "Restricted Unit Plan") for its non-employee directors and key employees of the General Partner and its affiliates. The Plan covers rights to acquire 146,000 Common Units. The right to acquire the Common Units under the Restricted Unit Plan, including any forfeiture or lapse of rights are available for grant to key employees on such terms and conditions (including vesting conditions) as the Compensation Committee of the General Partner shall determine. Each non-employee director shall automatically receive a grant with respect to 500 Common Units on each September 1 that such person continues as a non-employee director. Newly elected non-employee directors are also entitled to receive a grant with respect to 2,000 Common Units upon election or appointment to the Board. Generally, the rights to acquire the Common Units will vest upon the later to occur of (i) the three-year anniversary of the grant date, or (ii) the conversion of the Subordinated Units to Common Units. Grants made after the conversion of all of the Partnership's Subordinated Units to Units shall vest on such terms as the Committee may establish, which may include the achievement of performance objectives. In the event of a "change of control" (as defined in the Restricted Unit Plan), all rights to acquire Common Units pursuant to the Restricted Unit Plan will immediately vest.

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

        The issuance of the Common Units pursuant to the Restricted Unit Plan is intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation in respect of the Common Units. Therefore, no consideration will be payable by the plan participants upon vesting and issuance of the Common Units. As of August 31, 1998, 38,200 Restricted Units had been granted to non-employee directors and key employees. Compensation expense of $215,000 and $93,000 was recorded in the Partner's financial statements for fiscal years 1998 and 1997, respectively. See
Note 8 of the of the Partnership's Consolidated Financial Statements which begin on page F-1 of this Report.

        The following table sets forth the number of grants that may result in the issuance of Common Units under the Restricted Unit Plan to the executive officers of the Company:


              LONG-TERM INCENTIVE PLANS-AWARDS IN LAST FISCAL YEAR

                                       Number of       Performance or
                                Shares, Units or   Other Period Until   Threshold        Target      Maximum
Name                             Other Rights(#) Maturation or Payout    ( #)           ( #)            ( #)
                                 --------------- -------------------- ------------     ---------    -----------
James E. Bertelsmeyer                        750    September 1, 2000         750           750          750
                                             750         June 1, 2001         750           750          750

R. C. Mills                                  750    September 1, 2000         750           750          750
                                             750         June 1, 2001         750           750          750

G. A. Darr                                 1,000    September 1, 2000       1,000         1,000        1,000
                                           1,000         June 1, 2001       1,000         1,000        1,000

H. Michael Krimbill                          750    September 1, 2000         750           750          750
                                             750         June 1, 2001         750           750          750

Bradley K. Atkinson                        2,500       April 27, 2001       2,500         2,500        2,500
                                           2,500         June 1, 2001       2,500         2,500        2,500

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information as of August 31, 1998, regarding the beneficial ownership by certain beneficial owners, all directors and named executive officers of the General Partner and the Partnership, each of the named executive officers and all directors and executive officers of the General Partner as a group, of (i) the Common and Subordinated Units of the MLP, and (ii) the Common Stock of the General Partner. The General Partner knows of no other person beneficially owning more than 5% of the Common Units.

                                                MLP UNITS

                              Name and Address of              Beneficially  Percent of
Title of  Class               Beneficial Owner                      Owned(1)   Class
---------------               --------------------             ------------- ----------
Common Units                  James E. Bertelsmeyer (2)               38,401     *
                              R. C. Mills                              9,000     *
                              G. A. Darr                                 600     *
                              H. Michael Krimbill (2)                 10,800     *
                              Bradley K. Atkinson                      5,000     *
                              Bill W. Byrne                            6,000     *
                              J. Charles Sawyer                        2,000     *
                              J. T. Atkins                             2,000     *

                              All directors and executive
                                officers as a group
                                (8 persons)                           71,400    1.5%

                              Heritage Holdings, Inc.                167,294    3.4%

Subordinated Units (3)        Heritage Holdings, Inc. (4)          3,702,943    100%

                                  HERITAGE HOLDINGS, INC. COMMON STOCK

                              Name and Address of              Beneficially  Percent of
Title of  Class               Beneficial Owner                      Owned(1)   Class
---------------               --------------------             ------------- ----------
Common Stock                  James E. Bertelsmeyer (2) (4)         224,558   41.90%
                              R. C. Mills (4)                        53,729    10.0
                              G. A. Darr (4)                         35,386    6.60
                              H. Michael Krimbill (2) (4)            51,364    9.60
                              Bradley K. Atkinson (4)                  --       --
                              Bill W. Byrne                          14,104    2.60
                              J. Charles Sawyer                      14,104    2.60
                              J. T. Atkins                             --       --

                              All directors and executive
                                officers as a group
                                (8 persons)                         393,245    76.5

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

(2) Each of Messrs. Bertelsmeyer and Krimbill shares Voting and Investment Power with his wife.

(3) Messrs. Bertelsmeyer, Byrne, Sawyer and Atkins, as directors of the General Partner, share Voting and Investment Power of the Subordinated Units.

(4) The address for Heritage Holdings, Inc., Mr. Krimbill and Mr. Atkinson is 8801 S. Yale, Suite 310, Tulsa, Oklahoma 74137. The address for each of Messrs. Bertelsmeyer and Mills is 7162 Phillips Highway, Jacksonville, Florida 32256. The address for Mr. Darr is 2830 Halle Parkway, Collierville, Tennessee 38017.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT OF FORM 8-K.

(a)     1.  FINANCIAL STATEMENTS.

        See "Index to Financial Statements" set forth on page F-1.

        2.  FINANCIAL STATEMENT SCHEDULES.

        None.

        3.  EXHIBITS.

        See "Index to Exhibits" set forth.

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


                                       HERITAGE PROPANE PARTNERS, L.P.

                                       By Heritage Holdings, Inc.
                                          (General Partner)

                                       By: /s/ James E. Bertelsmeyer
                                          --------------------------------------
                                           James E. Bertelsmeyer
                                           Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

         Signature                         Title                                  Date
/s/ James E. Bertelsmeyer        Chairman of the Board, Chief               November 24,1998
-----------------------------    Executive Officer and Director             -----------------
James E. Bertelsmeyer            (Principal Executive Officer)


/s/ J. T. Atkins                 Director                                   November 24, 1998
-----------------------------                                               -----------------
J. T. Atkins


/s/ Bill W. Byrne                Director                                   November 24, 1998
-----------------------------                                               -----------------
Bill W. Byrne


/s/ J. Charles Sawyer            Director                                   November 24, 1998
-----------------------------                                               -----------------
J. Charles Sawyer

/s/ H. Michael Krimbill          Vice President and Chief Financial         November 24, 1998
-----------------------------    Officer (Principal Financial and           -----------------
H. Michael Krimbill              Accounting Officer)

                          INDEX TO FINANCIAL STATEMENTS

HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES PAGE

        Report of Independent Public Accountants...................................F-2

        Consolidated Balance Sheets - August 31, 1998 and 1997.....................F-3

        Consolidated Statements of Operations Years Ended August 31, 1998 and
          1997, Two Months Ended August 31, 1996, and the
          Ten Months Ended June 30, 1996 (Predecessor).............................F-4

        Consolidated Statements of Partners' Capital Years Ended August 31, 1998
          and 1997, and the Period from Inception (April 24, 1996)
          to August 31, 1996.......................................................F-5

        Consolidated Statements of Cash Flows -
          Years Ended August 31, 1998 and 1997,
          Two Months Ended August 31, 1996, and the
          Ten Months Ended June 30, 1996 (Predecessor).............................F-6

        Notes to Consolidated Financial Statements.................................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
  Heritage Propane Partners, L.P.:


We have audited the accompanying consolidated balance sheets of Heritage Propane Partners, L.P. (the Partnership) and subsidiaries as of August 31, 1998 and 1997, the related consolidated statements of operations and cash flows for the years ended August 31, 1998 and 1997 and for the two months ended August 31, 1996, and for the ten months ended June 30, 1996 (Predecessor), and for the related consolidated statements of Partners' Capital for the years ended August 31, 1998 and 1997 and the period from inception (April 24, 1996) to August 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Propane Partners, L.P. and subsidiaries at August 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended August 31, 1998 and 1997, and for the two months ended August 31, 1996 and for the ten months ended June 30, 1996 (Predecessor), in conformity with generally accepted accounting principles.






Tulsa, Oklahoma
  October  15, 1998
                                            /s/ Arthur Andersen LLP
                                            -----------------------

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                             ASSETS
                                                         August 31,   August 31,
                                                            1998         1997
                                                         -----------  -----------
CURRENT ASSETS:
  Cash                                                   $     1,837  $     2,025
  Accounts receivable, net of allowance for doubtful
    accounts of $436 for 1998 and 1997                        10,444       11,170
  Inventories                                                 12,545       13,361
  Prepaid expenses                                             1,359        1,395
                                                         -----------  -----------
            Total current assets                              26,185       27,951

PROPERTY, PLANT AND EQUIPMENT, net                           139,490      117,962
INVESTMENT IN AFFILIATES                                       4,739        4,097
INTANGIBLES AND OTHER ASSETS, net                             69,550       53,789
                                                         -----------  -----------

            Total assets                                 $   239,964  $   203,799
                                                         ===========  ===========

         LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Working capital facility                               $    10,600  $    12,250
  Accounts payable                                            13,952       14,000
  Accrued and other current liabilities                        9,689        7,376
  Current maturities of long-term debt                         1,203          800
                                                         -----------  -----------
            Total current liabilities                         35,444       34,426

LONG-TERM DEBT, less current maturities                      177,431      148,453
                                                         -----------  -----------

            Total liabilities                                212,875      182,879
                                                         -----------  -----------

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL PER ACCOMPANYING STATEMENTS:
  Common unitholders                                          20,775       11,295
  Subordinated unitholders                                     6,041        9,417
  General partner                                                273          208
                                                         -----------  -----------
            Total partners' capital                           27,089       20,920
                                                         -----------  -----------

            Total liabilities and partners' capital      $   239,964  $   203,799
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per unit and unit data)

                                                                                                For the Year Ended
                                                                                                 August 31, 1996
                                                                                            -------------------------
                                                                  For the       For the    Two Months      Ten Months
                                                                Year Ended     Year Ended    Ended           Ended
                                                                 August 31,    August 31,   August 31,      June 30,
                                                                   1998          1997          1996          1996
                                                                -----------   -----------   -----------   -----------
                                                                                                          (Predecessor)
   REVENUES:
     Retail                                                     $   136,301   $   129,673   $     9,920   $    92,668
     Wholesale                                                       30,254        53,019         6,467        39,090
     Other                                                           19,432        17,093         2,090        12,865
                                                                -----------   -----------   -----------   -----------
                     Total revenues                                 185,987       199,785        18,477       144,623
                                                                -----------   -----------   -----------   -----------

   COSTS AND EXPENSES:
     Cost of products sold                                           96,884       125,947        12,163        88,989
     Operating expenses                                              47,010        40,444         5,839        29,134
     Depreciation and amortization                                   13,680        11,124         1,733         7,581
     Selling, general and administrative                              5,484         5,351           698         3,164
                                                                -----------   -----------   -----------   -----------
                     Total costs and expenses                       163,058       182,866        20,433       128,868
                                                                -----------   -----------   -----------   -----------

   OPERATING INCOME (LOSS)                                           22,929        16,919        (1,956)       15,755

   OTHER INCOME (EXPENSE):
     Interest expense                                               (14,599)      (12,063)       (1,962)      (10,833)
     Equity in earnings (losses) of affiliates                          707           487          (119)          662
     Gain on disposal of assets                                         534           372            57           170
     Other                                                             (305)          (90)         (107)          330
                                                                -----------   -----------   -----------   -----------

   INCOME  (LOSS) BEFORE PROVISION FOR INCOME TAXES,
     MINORITY INTEREST AND EXTRAORDINARY LOSS                         9,266         5,625        (4,087)        6,084

     Provision  for income taxes                                         --            --            --        (2,735)
     Minority interest                                                 (476)         (448)           25          (428)
                                                                -----------   -----------   -----------   -----------

   INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                            8,790         5,177        (4,062)        2,921

     Extraordinary loss on early extinguishment of debt, net
       of minority interest of $44                                       --            --        (4,361)           --
                                                                -----------   -----------   -----------   -----------

   NET INCOME (LOSS)                                                  8,790         5,177        (8,423)  $     2,921
                                                                                                          ===========

   GENERAL PARTNER'S INTEREST IN NET INCOME (LOSS)                       88            52           (84)
                                                                -----------   -----------   -----------

   LIMITED PARTNERS' INTEREST IN NET INCOME (LOSS)              $     8,702   $     5,125   $    (8,339)
                                                                ===========   ===========   ===========

   BASIC NET INCOME (LOSS) PER LIMITED PARTNER UNIT
     Income (loss) before extraordinary loss                    $      1.04   $       .64   $      (.51)
     Extraordinary loss                                                  --            --          (.55)
                                                                -----------   -----------   -----------
                                                                $      1.04   $       .64   $     (1.06)
                                                                ===========   ===========   ===========
   BASIC WEIGHTED AVERAGE NUMBER OF UNITS
     OUTSTANDING                                                  8,332,351     7,987,943     7,864,336
                                                                ===========   ===========   ===========

   DILUTED NET INCOME (LOSS) PER LIMITED
     PARTNER UNIT                                               $      1.04   $       .64   $     (1.06)
                                                                ===========   ===========   ===========

   DILUTED WEIGHTED AVERAGE NUMBER OF UNITS
     OUTSTANDING                                                  8,365,334     8,005,943     7,864,336
                                                                ===========   ===========   ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                        (in thousands, except unit data)


                                              Number of Units
                                         -------------------------------------------------------------------------------
                                                                                                               Total
                                                                     Common     Subordinated     General     Partners'
                                           Common     Subordinated Unitholders   Unitholders     Partner      Capital
                                         -----------  ------------ -----------   -----------   -----------   -----------
BALANCE, APRIL 24, 1996                           --           --  $        --   $        --   $        --   $        --

Contribution of net assets of                     --    3,702,943       19,334        16,397           361        36,092
predecessor

Issuance of Units to public                4,285,000           --       42,729        36,236           798        79,763

Net senior notes transferred from                 --           --      (41,159)      (34,904)         (768)      (76,831)
predecessor

Net Loss                                          --           --       (4,512)       (3,827)          (84)       (8,423)
                                         -----------  -----------  -----------   -----------   -----------   -----------


BALANCE, AUGUST 31, 1996                   4,285,000    3,702,943       16,392        13,902           307        30,601


Unit distribution                                 --           --       (7,939)       (6,861)         (151)      (14,951)

Other                                             --           --           93            --            --            93

Net Income                                        --           --        2,749         2,376            52         5,177
                                         -----------  -----------  -----------   -----------   -----------   -----------


BALANCE, AUGUST 31, 1997                   4,285,000    3,702,943       11,295         9,417           208        20,920


Unit distribution                                 --           --       (9,192)       (7,406)         (167)      (16,765)

Issuance of Common Units in connection
   with acquisitions                         591,725           --       13,788            --            --        13,788

Capital contribution from General
Partner in connection with issuance of            --           --           --            --           141           141
Common Units
Other                                             --           --           75           137             3           215

Net Income                                        --           --        4,809         3,893            88         8,790
                                         -----------  -----------  -----------   -----------   -----------   -----------


BALANCE, AUGUST 31, 1998                   4,876,725    3,702,943  $    20,775   $     6,041   $       273   $    27,089
                                         ===========  ===========  ===========   ===========   ===========   ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                                       For the Year Ended
                                                                                                         August 31, 1996
                                                                                                    -------------------------
                                                                      For the Year   For the Year   Two Months    Ten Months
                                                                          Ended        Ended           Ended        Ended
                                                                        August 31,    August 31,     August 31,    June 30,
                                                                          1998          1997            1996         1996
                                                                      ------------   ------------   -----------   -----------
                                                                                                                  (Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $      8,790   $      5,177   $    (8,423)  $     2,921
   Reconciliation of net income (loss) to net cash provided
by (used in)
    operating activities-
    Depreciation and amortization                                           13,680         11,124         1,733         7,581
    Provision for losses on accounts receivable                                435            699           133           261
    Gain on disposal of assets                                                (534)          (372)          (55)         (170)
    Issuance of stock for services rendered and compensatory
      appreciation in Warrants                                                  --             --            --          (164)
    Deferred compensation on restricted units                                  215             93            --            --
    Undistributed earnings of affiliates                                      (642)          (411)          330          (471)
    Increase in deferred income taxes                                           --             --            --         2,680
    Extraordinary loss on early extinguishment of debt                          --             --         4,361            --
    Minority interest                                                          (15)           130           (69)          428
    Changes in assets and liabilities, net of effect of acquisitions:
        Accounts receivable                                                  1,476           (622)         (332)       (2,444)
        Inventories                                                          1,789         (1,694)       (2,859)        2,056
        Prepaid expenses                                                       149           (194)        1,058        (1,389)
        Intangibles and other assets                                          (989)          (581)         (235)         (381)
        Accounts payable                                                    (1,025)           740          (917)        3,720
        Accrued and other current liabilities                                1,203          1,295         2,328           644
                                                                      ------------   ------------   -----------   -----------
                Net cash provided by (used in) operating
                activities                                                  24,532         15,384        (2,947)       15,272
                                                                      ------------   ------------   -----------   -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions, net of cash acquired                         (23,276)       (14,549)       (8,298)       (8,367)
  Capital expenditures                                                      (9,359)        (7,170)       (1,092)       (6,152)
  Proceeds from asset sales                                                  5,511          1,619            50           282
                                                                      ------------   ------------   -----------   -----------
               Net cash used in investing activities                       (27,124)       (20,100)       (9,340)      (14,237)
                                                                      ------------   ------------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                 129,147         69,782        21,603       159,645
  Principal payments on debt                                              (110,119)       (49,260)       (6,850)      (37,884)
  Unit distribution                                                        (16,765)       (14,951)           --            --
  Payment of financing and organization costs                                   --             --        (4,331)           --
  Issuance of common stock                                                      --             --            --            76
  Repurchase of common and preferred stock                                      --             --            --       (61,156)
  Net proceeds from issuance of common units                                    --             --        79,763            --
  Cash contribution by General Partner                                         141             --         4,296        (4,296)
  Net proceeds transferred from issuance of senior note debt                    --             --        43,169       (43,169)
  Repayment of long-term debt, working capital facilities and
        prepayment penalty                                                      --             --      (124,193)           --
                                                                      ------------   ------------   -----------   -----------

                Net cash provided by  financing activities                   2,404          5,571        13,457        13,216
                                                                      ------------   ------------   -----------   -----------

INCREASE  (DECREASE) IN CASH                                                  (188)           855         1,170        14,251

CASH, beginning of period                                                    2,025          1,170            --         1,237
                                                                      ------------   ------------   -----------   -----------

CASH, end of period                                                   $      1,837   $      2,025   $     1,170   $    15,488
                                                                      ============   ============   ===========   ===========

NONCASH FINANCING ACTIVITIES:
  Notes payable incurred on noncompete agreements                     $      6,393   $      1,961   $     1,655   $       500
  5% Preferred stock dividend                                                   --             --            --           523
  Net senior notes transferred from predecessor                                 --             --        76,831            --
  Issuance of Common Units in connection with acquisitions                  13,788             --            --            --

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for interest                              $     13,045   $     11,873   $     1,682   $    10,151


              The accompanying notes are an integral part of these
                        consolidated financial statements

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollar amounts in thousands, except unit and per unit amounts)


1.  OPERATIONS AND ORGANIZATION:

Heritage Propane Partners, L.P. (the Partnership) was formed April 24, 1996, as a Delaware limited partnership. The Partnership was formed to acquire, own and operate the propane business and substantially all of the assets of Heritage Holdings, Inc. (the Predecessor, Company or General Partner). In order to simplify the Partnership's obligation under the laws of several jurisdictions in which the Partnership conducts business, the Partnership's activities are conducted through a subsidiary operating partnership, Heritage Operating, L.P. (the Operating Partnership). The Partnership holds a 98.9899 percent limited partner interest and the General Partner holds a 1.0101 percent general partner interest in the Operating Partnership.

On June 28, 1996, the Partnership completed its initial public offering (the
IPO) of 4,025,000 Common Units, representing limited partner interests in the Partnership, to the public at a price of $20.25 a unit. Concurrent with the closing of the IPO, the Company issued $120,000 principal amount of Senior Secured Notes (the Notes) to certain institutional investors in a private placement. The Company conveyed substantially all of its assets (other than approximately $76,831 in proceeds from the issuance of the Notes) to the Operating Partnership in exchange for a general partner interest and all of the limited partner interests in the Operating Partnership and the assumption by the Operating Partnership of substantially all of the liabilities of the Company. The Company conveyed all of its limited partner interest in the Operating Partnership to the Partnership in exchange for 3,702,943 Subordinated Units and a general partner interest in the Partnership. On July 26, 1996, the underwriters exercised their option to purchase an additional 260,000 Common Units and the Partnership received proceeds of approximately $4,898 in exchange thereof on July 29, 1996. As a result, the Company received ownership of a 45.4 percent limited partner interest and an aggregate two percent general partner interest in the Partnership and the Operating Partnership.

In contemplation of the offering, the Company entered into a letter agreement with its nonmanagement/director shareholders. Pursuant to the terms of the agreement, the Company together with certain members of management and directors repurchased equity interests of the nonmanagement/director shareholders. The members of management issued notes aggregating $5,000 in connection with the repurchase. Additionally, the Company used approximately $61,156 of the proceeds of the Notes to finance the repurchase of equity interests in the Company including the preferred stock plus unpaid cumulative dividends.

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

The Operating Partnership sells propane and propane-related products to approximately 240,000 retail customers in 26 states throughout the United States. The Partnership is also a wholesale propane supplier in the southwestern United States and in Canada, the latter through participation in a Canadian partnership. The Partnership grants credit to its customers for the purchase of propane and propane-related products.

2.  SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET DETAIL:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Partnership, its subsidiaries, including Heritage Operating Partnership, and a majority owned partnership. The Partnership accounts for its 50 percent partnership interest in another propane retailer under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. The General Partner's 1.0101 percent interest in the Operating Partnership is accounted for in the consolidated financial statements as a minority interest.

REVENUE RECOGNITION

Sales of propane, propane appliances and parts and fittings are recognized at the time of delivery of the product to the customer or at the time of sale or installation. Revenue from service labor is recognized upon completion of the service, and tank rent is recognized ratably over the period it is earned.

INVENTORIES

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using the average cost method while the cost of appliances, parts and fittings is determined by the first-in, first-out method. Inventories consist of the following:

                                                                August 31,
                                                          ----------------------
                                                            1998         1997
                                                          ---------    ---------
  Fuel                                                    $   7,939    $   9,468
  Appliances, parts and fittings                              4,606        3,893
                                                          ---------    ---------
                                                          $  12,545    $  13,361
                                                          =========    =========


PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed as incurred. Components and useful lives of property, plant and equipment are as follows:

                                                               August 31,
                                                          ---------------------
                                                            1998        1997
                                                          ---------   ---------
  Land and improvements                                   $   7,809   $   7,298
  Buildings and improvements (10 to 30 years)                13,374      11,415
  Bulk storage, equipment and facilities (3 to 30 years)     20,173      17,974
  Tanks and other equipment (5 to 30 years)                 104,764      84,664
  Vehicles (5 to 7 years)                                    22,818      18,743
  Furniture and fixtures (5 to 10 years)                      4,578       4,049
  Other                                                       1,214       1,126
                                                          ---------   ---------
                                                            174,730     145,269
  Less-accumulated depreciation                             (35,240)    (27,307)
                                                          ---------   ---------
                                                          $ 139,490   $ 117,962
                                                          =========   =========

INTANGIBLES AND OTHER ASSETS

Intangibles and other assets are stated at cost net of amortization computed on the straight-line and effective interest methods. Components and useful lives of intangibles and other assets are as follows:

                                                                    August 31,
                                                            ---------------------------
                                                              1998             1997
                                                            ---------         ---------
  Goodwill (30 years)                                       $  45,514         $  31,666
  Noncompete agreements (10 to 15 years)                       25,181            24,233
  Customer lists (15 years)                                    12,110            11,885
  Other                                                         6,672             5,373
                                                            ---------         ---------
                                                               89,477            73,157
  Less-accumulated amortization                               (19,927)          (19,368)
                                                            ---------         ---------
                                                            $  69,550         $  53,789
                                                            =========         =========

It is the Partnership's policy to review intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of intangible assets is not recoverable, it is the Partnership's policy to reduce the carrying amount of such assets to fair value. It is the policy of the Partnership to eliminate from their balance sheet any fully amortized intangibles and the related accumulated amortization.

ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

                                                                      August 31,
                                                              --------------------------
                                                                1998             1997
                                                              --------          --------
  Interest payable                                            $  3,629          $  2,075
  Wages and payroll taxes                                        1,914             1,048
  Deferred tank rent                                             1,204               925
  Taxes other than income                                          501               519
  Minority interest                                                280               295
  Customer deposits                                              1,492             1,999
  Other                                                            669               515
                                                              --------          --------
                                                              $  9,689          $  7,376
                                                              ========          ========

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

During the Predecessor period, the Company applied the provisions of SFAS No. 109, Accounting for Income Taxes, which uses the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities. The deferred tax assets and liabilities are measured using the current tax rates and laws. The significant temporary differences and related deferred tax provisions relate primarily to net operating loss carryforwards and depreciation.

EXTRAORDINARY ITEM

In connection with the repayment of the Prudential debt (see Note 1), the Partnership incurred a prepayment penalty of $3,500 and wrote-off the unamortized balance of $905 of deferred financing costs associated with the Prudential debt. These amounts are reflected as an extraordinary loss in the consolidated statement of operations for the two months ended August 31, 1996.


INCOME (LOSS) PER LIMITED PARTNER UNIT

The Partnership adopted Statement of Financial Accounting Standard (SFAS) No. 128, Earnings per Share, effective December 15, 1997, and all net income (loss) per unit amounts disclosed herein have been calculated under the provisions of SFAS No. 128. Basic net income per limited partner unit is computed by dividing net income, after considering the General Partner's one percent interest, by the weighted average number of Common and Subordinated Units outstanding. Diluted net income per limited partner unit is computed by dividing net income, after considering the General Partner's one percent interest, by the weighted average number of Common and Subordinated Units outstanding and the weighted average number of Restricted Units ("Phantom Units") granted under the Restricted Unit Plan. A reconciliation of net income (loss) and weighted average units used in computing basic and diluted earnings per unit is as follows:

                                                                                    Two Months
                                                                Year Ended            Ended
                                                                August 31,          August 31,
                                                         ------------------------  -----------
                                                            1998         1997         1996
                                                         -----------  -----------  -----------
BASIC NET  INCOME (LOSS) PER LIMITED PARTNER UNIT:
Basic limited partner's interest in net income (loss)    $     8,702  $     5,125  $    (8,339)
                                                         ===========  ===========  ===========
Weighted average limited partner units                     8,332,351    7,987,943    7,864,336
                                                         ===========  ===========  ===========
Basic net income (loss) per limited partner unit         $      1.04  $       .64  $     (1.06)
                                                         ===========  ===========  ===========

DILUTED NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Limited partner's interest in net income (loss)          $     8,702  $     5,125  $    (8,339)
                                                         ===========  ===========  ===========
Weighted average limited partner units                     8,332,351    7,987,943    7,864,336
Dilutive effect of phantom units                              32,983       18,000           --
                                                         -----------  -----------  -----------
Weighted average limited partner units, assuming
    dilutive effect of phantom units                       8,365,334    8,005,943    7,864,336
                                                         ===========  ===========  ===========
Dilutive net income (loss) per limited partner unit      $      1.04  $       .64  $     (1.06)
                                                         ===========  ===========  ===========

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

FAIR VALUE

The carrying amount of accounts receivable and accounts payable approximates their fair value. Based on the estimated borrowing rates currently available to the Partnership for long-term loans with similar terms and average maturities, the aggregate fair value at August 31, 1998, of the Partnership's long-term debt approximates the aggregate carrying amount.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designated, and assess the effectiveness of transactions that receive hedge accounting. The adoption of this statement did not have any material effect on the Partnership's financial statements.

3.  ACQUISITIONS:

During fiscal 1998, the Partnership acquired certain assets of Gibson Propane Co. and Gibson Homegas of Memphis, TN, Fallsburg Gas Service, Inc. of Fallsburg, NY and six smaller companies. The Company also purchased all of the outstanding stock of Tennessee Independent Propane Co. (TIPCO), John E. Foster & Son, of Leitchfield, KY, and Rural Bottle Gas and Appliance, Inc., of Greenville, MI, and conveyed the net assets to the Partnership. The acquisitions totaled $37,401, including noncompete agreements of $6,393 for periods ranging from five to ten years. These acquisitions were financed primarily with the acquisition facility, issuance of notes under the Medium Term Note Program and with the issuance of $13,788 of Common Units. Subsequent to August 31, 1998, the Company purchased all of the outstanding stock of S.R. Young, Inc., and conveyed the net assets to the Partnership.

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

The results of operations of the acquired entities have been included in the Company and Partnership's consolidated financial statements from the date of acquisition.

4.  WORKING CAPITAL FACILITIES AND LONG-TERM DEBT:


Long-term debt consists of the following:

                                                                     August 31,
                                                               ---------------------
                                                                 1998        1997
                                                               ---------   ---------
8.55% Senior Secured Notes                                     $ 120,000   $ 120,000

Medium Term Note Program:
  7.17% Series A Senior Secured Notes                             12,000          --
  7.26% Series B Senior Secured Notes                             20,000          --
  6.50% Series C Senior Secured Notes                              5,000          --
  6.59% Series D Senior Secured Notes                              5,000          --
  6.67% Series E Senior Secured Notes                              5,000          --

Senior Revolving Acquisition Facility                                600      25,000

Notes Payable on noncompete agreements with interest
  imputed at rates averaging 8%, due in installments               9,088       3,278
  through 2008, collateralized by a first security lien on
  certain assets of the Partnership

Other
                                                                   1,946         975
                                                               ---------   ---------
                                                                 178,634     149,253
Current maturities of long-term debt                              (1,203)       (800)
                                                               ---------   ---------
                                                               $ 177,431   $ 148,453
                                                               =========   =========

Maturities of the Senior Secured Notes and the Medium Term Note Program are as follows:

         8.55% Senior Notes:      mature at the rate of $12,000 on June 30 in
                                  each of the years 2002 to and including 2011.

         Series A Notes:          mature at the rate of $2,400 on November 19 in
                                  each of the years 2005 to and including 2009.

         Series B Notes:          mature at the rate of $2,000 on November 19 in
                                  each of the years 2003 to and including 2012.

         Series C Notes: mature at the rate of $714 on March 13 in each of the years 2000 to and including 2003, $357 on March 13, 2004, $1,073 on March
                                  13, 2005, and $357 in each of the years 2006 and 2007.

         Series D Notes:          mature at the rate of $556 on March 13 in each
                                  of the years 2002 to and including 2010.

         Series E Notes:          mature at the rate of $714 on March 13 in each
                                  of the years 2007 to and including 2013.

The Note Purchase Agreement and the Medium Term Note Program contain restrictive covenants including limitations on substantial disposition of assets, changes in ownership of the Partnership, additional indebtedness and require the maintenance of certain financial ratios. At August 31, 1998, the Partnership was in compliance with all covenants. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the common stock of the Partnership's subsidiaries secure the Notes.

As of June 25, 1996, the Partnership entered into a credit agreement with various financial institutions. This agreement was amended September 30, 1997. The amended credit agreement extended the terms of the Senior Revolving Working Capital Facility and the Acquisition Facility by one year and increased the Senior Revolving Acquisition Facility by $10,000. On October 15, 1998, this agreement was amended to shift $5,000 from the Acquisition Facility to the Working Capital Facility. The amended credit agreement consists of the following:

         A $20,000 Senior Revolving Working Capital Facility, expiring June 30, 2000, with $10,600 outstanding at August 31, 1998. The interest rate and interest payment dates vary depending on the terms the Partnership agrees to when the money is borrowed. The weighted average interest rates were 6.925 percent and 7.59 percent for amounts outstanding at August 31, 1998 and 1997, respectively. The Partnership must be free of all working capital borrowings for 30 consecutive days each fiscal year. A commitment fee of .375 percent is paid on the unused portion of the facility.

         A $30,000 Senior Revolving Acquisition Facility is available through December 31, 1999, at which time the outstanding amount must be paid in ten equal quarterly installments, beginning March 31, 2000. The interest rate and interest payment dates vary depending on the terms the Partnership agrees to when the money is borrowed. The average interest rates were 7.0273 percent and 7.38 percent for amounts outstanding at August 31, 1998 and 1997, respectively. A commitment fee of .375 percent is paid on the unused portion of the facility.

Future maturities of long-term debt for each of the next five fiscal years and thereafter are $1,203 in 1999; $2,369 in 2000; $1,852 in 2001; $14,269 in 2002;
$14,278 in 2003 and $144,663 thereafter.

5.  COMMITMENTS AND CONTINGENCIES:

Certain property and equipment is leased under noncancelable leases which require fixed monthly rental payments, and expire at various dates through 2008. Rental expense under these leases totaled approximately $1,593 for fiscal 1998, $1,359 for fiscal 1997 and $1,010 and $226 for the ten months ended June 30, 1996 and the two months ended August 31, 1996, respectively. Fiscal year future minimum lease commitments for such leases are $1,598 in 1999; $851 in 2000; $667 in 2001; $565 in 2002; $454 in 2003 and $879 thereafter.

The Partnership is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Partnership. In the opinion of management, all such matters are covered by insurance, are without merit or involve amounts, which, if resolved unfavorably, would not have a significant effect on the financial position or results of operations of the Partnership.

The Partnership has entered into several purchase and supply commitments with varying terms as to quantities and prices, which expire at various dates through March 1999.


6.  PARTNERS' CAPITAL:

Partners' capital consists of 4,876,725 Common Units representing a 55.7 percent limited partner interest, 3,702,943 Subordinated Units owned by the General Partner representing a 42.3 percent limited partner interest and a two percent general partner interest.

The Agreement of Limited Partnership of Heritage Propane Partners, L.P. (Partnership Agreement) contains specific provisions for the allocation of net earnings and loss to each of the partners for purposes of maintaining the partner capital accounts.

During the Subordination Period (as defined below), the Partnership may issue up to 2,012,500 additional Common Units (excluding Common Units issued in connection with conversion of Subordinated Units into Common Units) or an equivalent number of securities ranking on a parity with the Common Units and an unlimited number of partnership interests junior to the Common Units without a Unitholder vote. The Partnership may also issue additional Common Units during the Subordination Period in connection with certain acquisitions or the repayment of certain indebtedness. During fiscal 1998, the Partnership issued 591,725 Common Units in connection with certain acquisitions. After the Subordination Period, the Partnership Agreement authorizes the General Partner to cause the Partnership to issue an unlimited number of limited partner interests of any type without the approval of any Unitholders.

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

The Partnership is expected to make distributions of its Available Cash within 45 days after the end of each fiscal quarter ending November, February, May and August to holders of record on the applicable record date. A prorata MQD of $.353 per Common and Subordinated Unit was made on October 15, 1996 for the two month period between the Partnership's initial public offering and the fourth quarter ended August 31, 1996. The MQD was made to the Common and Subordinated Unitholders for the quarters ended November 30, 1996 through May 31, 1998. The fourth quarter MQD for fiscal 1998 was declared on September 24, 1998, payable on October 15, 1998, to the Common and Subordinated Unitholders of record as of October 5, 1998. Subsequent to August 31, 1998, the Partnership announced its intent to increase the quarterly distribution to $.5125 per unit, ($2.05 annually) effective with the distribution for the first quarter of fiscal 1999, payable on January 14, 1999.

RESTRICTED UNIT PLAN

The General Partner adopted a restricted unit plan (the Plan) for its non-employee directors and key employees of the General Partner and its affiliates effective June 1996. Rights to acquire 146,000 Common Units (Phantom Units) are available under the Plan and may be granted to employees from time to time at the discretion of the Plan Committee. Commencing on September 1, 1996, and on each September 1 thereafter that the Plan is in effect, each director who is in office automatically receives 500 units. The Phantom Units vest upon, and in the same proportions as (1) the conversion of the Partnership's Subordinated Units into Common Units or (2) if later, the third anniversary of their grant date. During fiscal 1998, 20,200 of these Phantom Units with a market value of $23.50 per unit on the date of grant, were granted to non-employee directors and key employees. During fiscal 1997, 18,000 of these Phantom Units with a market value of $20.25 per unit on the date of grant, were granted to non-employee directors and key employees. Compensation cost and directors' fee expense of $215 and $93 was recorded for fiscal 1998 and 1997, respectively, related to the issuance of the units.

7.  REGISTRATION STATEMENT:

Effective November 19, 1997, the Partnership registered 2,000,000 additional Common Units that may be issued from time to time by the Partnership by means of a prospectus delivered in connection with its negotiations for acquisition of other businesses, properties or securities in business combination transactions. On August 6, 1998, 60,606 Common Units were issued from this registration statement in connection with the acquisition of certain assets of another propane company.

8.  PROFIT SHARING AND 401(K) SAVINGS PLAN:

The Company sponsors a defined contribution profit sharing and 401(k) savings plan (the Plan), which covers all employees subject to service period requirements. Contributions are made to the Plan at the discretion of the Board of Directors. Total expense under the profit sharing provision of the Plan during the years ended August 31, 1998 and 1997, and the periods ended
August 31, 1996, was $375, $325 and $300, respectively.

9.  RELATED PARTY TRANSACTIONS:

The Partnership has no employees and is managed by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. These costs, which totaled approximately $33,870 and $28,659 for the years ended August 31, 1998 and 1997, respectively and $4,127 for the two months ended August 31, 1996, include compensation and benefits paid to officers and employees of the General Partner.

10.  DOMESTIC AND FOREIGN OPERATIONS:

The following table presents revenues, operating income (loss) and identifiable assets attributable to the Partnership's domestic and foreign operations.

                                                                               For the Two          For the Ten
                                  For the Year Ended  For the Year Ended      Months Ended          Months Ended
                                   August 31, 1998      August 31, 1997      August 31, 1996       June 30, 1996
                                  ------------------   ------------------   ------------------   ------------------
                                                                                                    (Predecessor)
Revenues:
  Domestic                        $          161,058   $          158,508   $           13,182   $          114,257
  Foreign
    Affiliated                                14,696               20,764                1,261               10,394
    Unaffiliated                              24,929               41,277                5,295               30,366
  Elimination                                (14,696)             (20,764)              (1,261)             (10,394)
                                  ------------------   ------------------   ------------------   ------------------
                                  $          185,987   $          199,785   $           18,477   $          144,623
                                  ==================   ==================   ==================   ==================
Operating Income (Loss):
  Domestic                        $           22,598   $           16,541   $           (1,991)  $           15,440
  Foreign
    Affiliated                                   196                  186                    8                  111
    Unaffiliated                                 331                  378                   35                  315
  Elimination                                   (196)                (186)                  (8)                (111)
                                  ------------------   ------------------   ------------------   ------------------
                                  $           22,929   $           16,919   $           (1,956)  $           15,755
                                  ==================   ==================   ==================   ==================
Identifiable Assets:
  Domestic                        $          236,854   $          198,935   $          184,469   $              n/a
  Foreign                                      3,110                4,864                3,381                  n/a
                                  ------------------   ------------------   ------------------   ------------------
                                  $          239,964   $          203,799   $          187,850   $              n/a
                                  ==================   ==================   ==================   ==================

                                INDEX TO EXHIBITS

        The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

         Exhibit
         Number            Description
         ------            -----------
(1)      3.1               Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(1)      10.1              Form of Bank Credit Facility

(3)      10.1.1            Amendment of Bank Credit Facility dated as of July 9, 1996

(4)      10.1.2            Amendment of Bank Credit Facility dated as of February 28, 1997

(5)      10.1.3            Third Amendment to Credit Agreement dated as of September 30, 1997

(1)      10.2              Form of Note Purchase Agreement

(3)      10.2.1            Amendment of Note Purchase Agreement dated as of July 25, 1996

(4)      10.2.2            Amendment of Note Purchase Agreement dated as of March 11, 1997

(*)      10.2.3            Amendment of Note Purchase Agreement dated as of October 15, 1998

(1)      10.3              Form of  Contribution,  Conveyance and  Assumption  Agreement  among Heritage  Holdings,
                           Inc., Heritage Propane Partners, L.P. and Heritage Operating, L.P.

(1)      10.4              1989 Stock Option Plan

(1)      10.5              1995 Stock Option Plan

(1)      10.6              Restricted Unit Plan

(4)      10.6.1            Amendment of Restricted Unit Plan dated as of October 17, 1996

(2)      10.7              Employment Agreement for James E. Bertelsmeyer

(1)      10.8              Employment Agreement for R. C. Mills

(1)      10.9              Employment Agreement for G.A. Darr

(1)      10.10             Employment Agreement for H. Michael Krimbill

(*)      10.11             Employment Agreement for Bradley K. Atkinson

(6)      10.16             Note Purchase Agreement dated as of November 19, 1997

(*)      10.16.1           Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement

(*)      23.3              Consent of Arthur Andersen LLP

(*)      21.1              List of Subsidiaries

         27.1              Financial Data Schedule - Filed with EDGAR version only

(1) Incorporated by reference to the same numbered Exhibit to Registrant's Registration Statement of Form S-3, File No. 333-4018, filed with the Commission on June 21, 1996.

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

(6) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q for the quarter ended May 31, 1998.

(*)      Filed Herewith.