Form 10-Q
period 1998-11-30
HERITAGE PROPANE PARTNERS L P
filed 1999-01-12
CIK 1012569

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM________TO


COMMISSION FILE NUMBER 1-11727

                         HERITAGE PROPANE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                    73-1493906
(state or other jurisdiction or                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

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

Yes   x          No
     ---

At January 5, 1999, the registrant had units outstanding as follows:
Heritage Propane Partners, L.P.             4,876,725         Common Units
                                            3,702,943         Subordinated Units

                                    FORM 10-Q

                         HERITAGE PROPANE PARTNERS, L.P.

                                TABLE OF CONTENTS


                                                                                                      Pages
                                                                                                      -----
PART I            FINANCIAL INFORMATION

     ITEM 1.      FINANCIAL STATEMENTS

                  HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                  Consolidated Balance Sheets as of November 30, 1998 and August 31, 1998                1

                  Consolidated Statements of Operations for the three months ended
                      November 30, 1998 and 1997                                                         2

                  Consolidated Statement of Partners' Capital for the three months ended
                      November 30, 1998                                                                  3

                  Consolidated Statements of Cash Flows for the three months ended
                      November 30, 1998 and 1997                                                         4

                  Notes to Unaudited Consolidated Financial Statements                                   5

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                                                6


PART II  OTHER INFORMATION

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                                      11

     SIGNATURE

                         PART I - FINANCIAL INFORMATION
                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                        November 30,      August 31,
                    ASSETS                                                 1998              1998
                   -------                                              ------------      ----------
                                                                        (unaudited)

 CURRENT ASSETS:
  Cash                                                                   $  2,424       $  1,837
  Accounts receivable, net of allowance for doubtful accounts              15,829         10,444
  Inventories                                                              12,876         12,545
  Prepaid expenses                                                          1,862          1,359
                                                                         --------       --------
    Total current assets                                                   32,991         26,185

PROPERTY, PLANT AND EQUIPMENT, net                                        143,782        139,490
INVESTMENT IN AFFILIATES                                                    4,565          4,739
INTANGIBLES AND OTHER ASSETS, net                                          69,152         69,550
                                                                         --------       --------
    Total assets                                                         $250,490       $239,964
                                                                         ========       ========


         LIABILITIES AND PARTNERS' CAPITAL
         ---------------------------------

CURRENT LIABILITIES:
  Working capital facility                                               $ 14,650       $ 10,600
  Accounts payable                                                         17,076         13,952
  Accrued and other current liabilities                                    11,056          9,689
  Current maturities of long-term debt                                      1,289          1,203
                                                                         --------       --------
    Total current liabilities                                              44,071         35,444

LONG-TERM DEBT, less current maturities                                   182,358        177,431
                                                                         --------       --------
    Total liabilities                                                     226,429        212,875
                                                                         --------       --------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL PER ACCOMPANYING
  STATEMENTS:
  Common unitholders                                                       19,071         20,775
  Subordinated unitholders                                                  4,747          6,041
  General partner                                                             243            273
                                                                         --------       --------
    Total partners' capital                                                24,061         27,089
                                                                         --------       --------

    Total liabilities and partners' capital                              $250,490       $239,964
                                                                         ========       ========

        The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per unit and unit data)
                                  (unaudited)


                                                                                Three Months Ended
                                                                                   November 30,
                                                                               1998              1997
                                                                               ----              ----
 REVENUES:

  Retail                                                                 $    29,341        $    31,039
  Wholesale                                                                    5,755              9,396
  Other                                                                        6,462              5,471
                                                                         -----------        -----------
    Total revenues                                                            41,558             45,906
                                                                         -----------        -----------

COSTS AND EXPENSES:
  Cost of products sold                                                       19,931             26,824
  Operating expenses                                                          12,178             10,752
  Depreciation and amortization                                                3,545              3,056
  Selling, general and administrative                                          1,341              1,275
                                                                         -----------        -----------
    Total costs and expenses                                                  36,995             41,907
                                                                         -----------        -----------

OPERATING INCOME                                                               4,563              3,999

OTHER INCOME (EXPENSE):
  Interest expense                                                            (3,896)            (3,497)
  Equity in earnings of affiliates                                               178                 59
  Gain on disposal of assets                                                     502                 71
  Other                                                                          (31)               (18)
                                                                         -----------        -----------

INCOME BEFORE MINORITY INTEREST                                                1,316                614

  Minority interest                                                             (101)              (120)
                                                                         -----------        -----------

NET INCOME                                                                     1,215                494

GENERAL PARTNER'S INTEREST IN NET INCOME                                          12                  5
                                                                         -----------        -----------
LIMITED PARTNERS' INTEREST IN NET INCOME                                 $     1,203        $       489
                                                                         ===========        ===========

BASIC NET INCOME  PER LIMITED PARTNER UNIT                               $      0.14        $      0.06
                                                                         ===========        ===========
BASIC WEIGHTED AVERAGE NUMBER OF UNITS
  OUTSTANDING                                                              8,579,668          8,122,697
                                                                         ===========        ===========
DILUTED NET INCOME PER LIMITED
  PARTNER UNIT                                                           $      0.14        $      0.06
                                                                         ===========        ===========
DILUTED WEIGHTED AVERAGE NUMBER OF UNITS
  OUTSTANDING                                                              8,634,168          8,152,897
                                                                         ===========        ===========



        The accompanying notes are an integral part of these consolidated financial statements.
                                       2

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                        (in thousands, except unit data)
                                   (unaudited)


                                           NUMBER OF UNITS                                                              Total
                                      --------------------------
                                      Common        Subordinated       Common       Subordinated        General        Partners'
                                                                     Unitholders     Unitholders         Partner        Capital
                                     ---------------------------------------------------------------------------------------------

BALANCE, AUGUST 31, 1998             4,876,725       3,702,943       $  20,775        $   6,041        $     273        $  27,089

Unit distribution                         --              --            (2,438)          (1,851)             (43)          (4,332)

Other                                     --              --                50               38                1               89

Net income                                --              --               684              519               12            1,215
                                     ---------       ---------       ---------        ---------        ---------        ---------

BALANCE, NOVEMBER 30, 1998           4,876,725       3,702,943       $  19,071        $   4,747        $     243        $  24,061
                                     =========       =========       =========        =========        =========        =========


        The accompanying notes are an integral part of these consolidated financial statements.
                                       3

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                              -------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              -------------------
                            (in thousands, unaudited)



                                                                                  For the Three Months
                                                                                   Ended November 30,
                                                                                  1998            1997
                                                                                ---------      ---------

 CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $  1,215        $    494
    Reconciliation of net income to net cash provided by
     operating activities-
    Depreciation and amortization                                                 3,545           3,056
    Provision for losses on accounts receivable                                      38              92
    Gain on disposal of assets                                                     (502)            (71)
    Deferred compensation on restricted units                                        89              52
    Undistributed earnings of affiliates                                            174             (43)
    Minority Interest                                                              (298)           (303)
    Changes in assets and liabilities, net of effect of acquisitions:
      Accounts receivable                                                        (5,408)         (5,613)
      Inventories                                                                  (158)           (412)
      Prepaid expenses                                                             (478)             98
      Intangibles and other assets                                                  (17)           (501)
      Accounts payable                                                            3,083           2,071
      Accrued and other current liabilities                                       1,509           3,483
                                                                               --------        --------
          Net cash provided by operating activities                               2,792           2,403
                                                                               --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions, net of cash acquired                               (3,425)         (7,310)
  Capital expenditures                                                           (3,529)         (2,906)
  Proceeds from asset sales                                                       1,465              81
                                                                               --------        --------
          Net cash used in investing activities                                  (5,489)        (10,135)
                                                                               --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                       18,650          64,850
  Principal payments on debt                                                    (11,034)        (52,875)
  Unit distribution                                                              (4,332)         (4,034)
  Capital contribution from General Partner                                        --                54
                                                                               --------        --------
          Net cash provided by financing activities                               3,284           7,995
                                                                               --------        --------


INCREASE IN CASH                                                                    587             263

CASH, beginning of period                                                         1,837           2,025
                                                                               --------        --------
CASH, end of period                                                            $  2,424        $  2,288
                                                                               ========        ========

NONCASH FINANCING ACTIVITIES:
  Notes payable incurred on noncompete agreements                              $    851        $  3,446
  Issuance of restricted common units in connection with certain
    acquisitions                                                               $   --          $  5,350
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                     $  2,240        $    817


        The accompanying notes are an integral part of these consolidated financial statements.
                                       4

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except unit data)

1. GENERAL:

The accompanying unaudited consolidated financial statements have been prepared by Heritage Propane Partners, L.P. (the Partnership) and include the accounts of the Partnership and its subsidiaries, including Heritage Operating Partnership, and a majority owned partnership. The Partnership accounts for its 50 percent partnership interest in another propane retailer under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. The General Partner's 1.0101 percent interest in the Operating Partnership is accounted for in the consolidated financial statements as a minority interest. The accompanying financial statements should be read in conjunction with the Partnership's consolidated financial statements as of August 31, 1998, and the notes thereto included in the Partnership's consolidated financial statements included in Form 10-K as filed with the Securities and Exchange Commission on November 24, 1998. The accompanying financial statements include only normal recurring accruals and all adjustments that the Partnership considers necessary for a fair presentation. Due to the seasonal nature of the Partnership's business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

2. DETAILS TO CONSOLIDATED BALANCE SHEETS:

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using average cost while the cost of appliances, parts and fittings is determined by the first-in, first-out method.
Inventories consist of the following:

                                                     November 30,          August 31,
                                                        1998                  1998
                                                     ------------          ----------

             Fuel                                    $    8,244            $    7,939
             Appliances, parts and fittings               4,632                 4,606
                                                     ----------            ----------
                                                     $   12,876            $   12,545
                                                     ==========            ==========

3. NET INCOME PER LIMITED PARTNER UNIT:

Basic net income per limited partner unit is computed by dividing net income, after considering the General Partner's one percent interest, by the weighted average number of Common and Subordinated Units outstanding. Diluted net income per limited partner unit is computed by dividing net income, after considering the General Partner's one percent interest, by the weighted average number of Common and Subordinated Units outstanding and the weighted average number of Restricted Units ("Phantom Units") granted under the Restricted Unit Plan. A reconciliation of net income and weighted average units used in computing basic and diluted earnings per unit is as follows:

                                                               Three months ended
                                                                   November 30,
                                                            1998              1997
                                                         ----------       ----------

BASIC NET INCOME PER LIMITED PARTNER UNIT:
Basic limited partner's interest in net income           $    1,203       $      489
                                                         ==========       ==========
Weighted average limited partner units                    8,579,668        8,122,697
                                                         ==========       ==========
Basic net income per limited partner unit                $      .14       $      .06
                                                         ==========       ==========

DILUTED NET INCOME PER LIMITED PARTNER UNIT:
Limited partner's interest in net income                 $    1,203       $      489
                                                         ==========       ==========
Weighted average limited partner units                    8,579,668        8,122,697
Dilutive effect of Phantom Units                             54,500           30,200
                                                         ----------       ----------
Weighted average limited partner units, assuming
   dilutive effect of Phantom Units                       8,634,168        8,152,897
                                                         ==========       ==========
Dilutive net income per limited partner unit             $      .14       $      .06
                                                         ==========       ==========

CASH DISTRIBUTIONS:

The Minimum Quarterly Distribution (MQD) of $4,290, or $.50 per Common and Subordinated Unit, was paid on October 15, 1998, to Unitholders of record on October 5, 1998, and $87 was distributed to the General Partner for its cumulative two percent interest. In October 1998, the Partnership announced its intention to increase the quarterly distribution to $.5125 per unit ($2.05 annually). On December 22, 1998, the Partnership declared a $.5125 per unit distribution payable on January 14, 1999 to Common and Subordinated Unitholders of record as of January 4, 1999.

4.    FOOTNOTES INCORPORATED BY REFERENCE:

Certain footnotes are applicable to the consolidated financial statements but would be substantially unchanged from those presented on Form 10-K filed with the Securities and Exchange Commission on November 24, 1998. Accordingly, reference should be made to the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the following:

    NOTE              DESCRIPTION
    ----              -----------

    1.                OPERATIONS AND ORGANIZATION
    2.                SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET DETAIL
    4.                WORKING CAPITAL FACILITIES AND LONG-TERM DEBT
    5.                COMMITMENTS AND CONTINGENCIES
    6.                PARTNERS' CAPITAL
    7.                REGISTRATION STATEMENT
    8.                PROFIT SHARING AND 401(k) SAVINGS PLAN
    9.                RELATED PARTY TRANSACTIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Since its formation in 1989, Heritage has grown primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth. Through November 30, 1998, Heritage and the Partnership completed 48 acquisitions for an aggregate purchase price of approximately $207 million. The Partnership has completed 19 of these acquisitions since going public on June 25, 1996. Subsequent to November 30, 1998, the Partnership completed an additional acquisition. The Partnership engages in the sale, distribution and marketing of propane and other related products. The Partnership derives its revenue primarily from the retail propane marketing business. The General Partner believes that the Partnership is the sixth largest retail marketer of propane in the United States, based on retail gallons sold, serving more than 240,000 residential, industrial/commercial and agricultural customers in 26 states through 146 retail outlets.

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

         A substantial portion of the Partnership's propane is used in the heating-sensitive residential and commercial markets causing the temperatures realized in the Partnership's areas of operations, particularly during the six-month peak heating season, to have a significant effect on the financial performance of the Partnership. In any given area, sustained warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use. The Partnership therefore uses information on normal temperatures in understanding how temperatures that are colder or warmer than normal affect historical results of operations and in preparing forecasts of future operations, which assumes that normal weather will prevail in each of the Partnership's regions.

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

ANALYSIS OF UNAUDITED HISTORICAL RESULTS OF OPERATIONS

         The following discussion reflects for the periods indicated the results of operations and operating data for the Partnership. Most of the increases in the line items discussed below result from the acquisitions made by the Partnership subsequent to the prior period discussed. These acquisitions affect the comparability of prior period financial matters, as the volumes are not included in the prior period's results of operations. Amounts discussed below reflect 100% of the results of M-P Energy Partnership, a general partnership in which the Partnership owns a 60% interest. Because M-P Energy Partnership is primarily engaged in lower-margin wholesale distribution, its contribution to the Partnership's net income and EBITDA is not significant.

THREE MONTHS ENDED NOVEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1997.

         Volume. The Partnership sold 35.7 million retail gallons in the three months ended November 30, 1998, an increase of 2.8 million gallons or 8.5% over the 32.9 million gallons sold in the three months ended November 30, 1997. This increase was primarily attributable to acquisition related volumes offset somewhat by the negative effects of warmer than normal weather.

         The Partnership also sold approximately 20.3 million wholesale gallons in this first quarter, a decrease of 2.5 million gallons or 11% from the 22.8 million wholesale gallons sold in the first quarter of fiscal 1998. The decrease in wholesale volumes was attributable to a decline of 1.4 million gallons in the foreign operations of M-P Energy Partnership and a decline of 1.1 million gallons in U.S. wholesale operations, both primarily due to warmer than normal weather.

         Revenues. Total revenues for the Partnership decreased $4.4 million or 9.6% to $41.5 million for the three months ended November 30, 1998 as compared to $45.9 million for the same three-month period last year. For the three months ended November 30, 1998, domestic retail propane revenues decreased $1.7 million or 5.5% to $29.3 million and U.S. wholesale revenues decreased $.7 million to $.7 million as a result of the decline in the related volumes and lower selling prices. Other domestic revenues increased $.9 million or 16.4% to $6.4 million as a result of acquisitions and to a lesser degree internal growth. Foreign revenues decreased $2.9 million for the three months ended November 30, 1998, to $5.1 million as compared to $8.0 million for the three months ended November 30, 1997, as a result of decreased volumes and lower selling prices.

         Cost of Sales. Total cost of sales decreased $6.9 million or 25.7% to $19.9 million for the three months ended November 30, 1998, as compared to $26.8 million for the three months ended November 30, 1997. U.S. cost of sales decreased $4.1 million or 21.5% to $15.0 million for this first quarter of fiscal 1999, compared to $19.1 million for the first quarter of fiscal 1998. Foreign cost of sales decreased $2.8 million or 36.4% to $ 4.9 million in this first quarter as compared to last year's first quarter's results of $7.7 million. Decreased volumes and the fact that product costs have remained soft during the first three months of fiscal 1999 resulted in these lower cost of sales as compared to the same period last year.

         Gross Profit. Total gross profit increased $2.5 million or 13.1% to $21.6 million for the three months ended November 30, 1998, as compared to $19.1 million for the three months ended November 30, 1997. Although volumes and revenues were down during this three month period in fiscal 1999 as compared to the same period last year, the Partnership has been able to retain higher margins throughout this period due to a greater percentage drop in propane costs over the decrease in selling prices in the first quarter comparisons.

         Operating Expenses. Operating expense increased $1.5 million or 14% to $12.2 in the first quarter of fiscal 1999 as compared to $10.7 million in the first quarter of fiscal 1998. This increase was primarily the result of acquisition related operating expenses.

         Selling, General and Administrative. Selling, general and administrative expenses were $1.3 million for the three months ended November 30, 1998, unchanged from those reported the same three months last year.

         Depreciation and Amortization. Depreciation and amortization increased approximately $.5 million or 16.7% to $3.5 million for the three months ended November 30, 1998 as compared to $3.0 million for the three months ended November 30, 1997. This increase was the result of additional depreciation and amortization associated with the increase in property, plant, and equipment along with intangible assets from the acquisitions the Partnership has made subsequent to the three months ended November 30, 1997.

         Operating Income. Operating income for the three months ended November 30, 1998, increased $.6 million or 15.0% to $4.6 million as compared to $4.0 million for the same three month period last fiscal year. This increase was attributable to the increase in gross profit offset by the acquisition related increases in operating expenses and depreciation and amortization.

         Net Income. First quarter net income increased $.7 million to $1.2 million as compared to fiscal 1998's first quarter net income of $.5 million. This increase is the result of higher operating income and a non-recurring gain of $.4 million on the sale of certain idle property held by the Partnership, partially offset by an acquisition related increase in interest costs.

         EBITDA. Earnings before interest, taxes, depreciation and amortization increased $1.3 million or 18.3 % to $8.4 million for the first quarter ended November 30, 1998, as compared to $7.1 million for the first quarter of fiscal 1998 that ended November 30, 1997. This increase is due to the higher domestic fuel margins offset by increased operating expenses.


LIQUIDITY AND CAPITAL RESOURCES

         The ability of the Partnership to satisfy its obligations will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. Future capital needs of the Partnership are expected to be provided by various sources as follows:

    a) increases in working capital will be financed on the working capital line of credit and repaid from subsequent seasonal reductions in inventory and accounts receivable

    b) payment of interest costs, and other debt services, will be provided by the annual cash flow from operations

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


    CASH FLOWS

    Operating Activities. Cash provided by operating activities during the three months ended November 30, 1998, was $2.8 million compared to $2.4 million during the three months ended November 30, 1997. The cash flows from operations during the three months ended November 30, 1998, consisted primarily of net income of $1.2 million and non-cash charges of $3.0 million, principally depreciation and amortization, offset by a non-recurring gain from the sale of certain idle property. The impact of working capital changes decreased operating cash flow by approximately $1.5 million.

    Investing Activities. Cash used in investing activities during the three months ended November 30, 1998 included capital expenditures for acquisitions amounting to $3.4 million, net of cash received plus $3.5 million spent for maintenance needed to sustain operations at current levels, as well as customer tanks to support growth of operations and other miscellaneous capitalized items. These investing activities were offset by proceeds from asset sales of $1.5 million, which was principally from the non-recurring sale of certain idle property. The proceeds from asset sales were used to purchase property in certain areas of the Partnership's operations that were previously under leased facilities plus fund other maintenance and growth capital expenditures incurred.

         Financing Activities. Cash provided by financing activities during the three months ended November 30, 1998 of $3.3 million is the combination of $4.0 million of net additional working capital used to fund current operations, $3.6 million of net additional debt incurred to fund acquisitions, reduced by the full Minimum Quarterly Distribution to unitholders of $4.3 million.

         FINANCING AND SOURCES OF LIQUIDITY

         The Partnership has a Bank Credit Facility, which includes a Working Capital Facility, a revolving credit facility providing for up to $20 million of borrowings to be used for working capital and other general partnership purposes, and an Acquisition Facility, a revolving credit facility providing for up to $30 million of borrowings to be used for acquisitions and improvements. As of November 30, 1998 the Acquisition Facility had $26.2 million available to fund future acquisitions and the Working Capital Facility had $5.4 million available for borrowings.

         The Partnership also has a Medium Term Note Program that provides for the issuance of up to $100 million of senior secured promissory notes if certain conditions are met. As of November 30, 1998 the Partnership had issued $47 million of these notes. The Partnership has a registration statement filed on Form S-4 registering 2,000,000 additional Common Units which may be issued from time to time by the Partnership by means of a prospectus delivered in connection with its negotiations for acquisitions or other businesses, properties or securities in business combination transactions. As of the date of the filing of this Form 10-Q, 60,606 units have been issued utilizing this Registration Statement No. 333-40407 on Form S-4 in connection with a prior acquisition.

         The Partnership uses its cash provided by operating and financing activities to provide distributions to unitholders and to fund acquisitions, maintenance and growth capital expenditures. Acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and intangibles associated with such acquired businesses, were $3.4 million for the three months ended November 30, 1998 and compared to $7.3 million for the three months ended November 30, 1997.

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

         The Partnership is reviewing and evaluating both their information technology ("IT") and non-IT systems. A complete and detailed inventory list of the Partnership's hardware and software systems has been established enabling them to evaluate the state of readiness of these systems. The Partnership's district operations use a variety of external software that has been evaluated for Year 2000 compliance. The upgrade of the software at these district locations is currently underway. The hardware necessary to accommodate the software upgrades will be replaced as needed. Completion of this phase is anticipated by March 1999. The Partnership's central accounting system, payroll system and miscellaneous applications used are also in the process of being upgraded with completion anticipated in January 1999. The upgraded software in both the district locations and at the administration level is scheduled for testing and user training starting December 1998 and to be completed in early spring 1999. The non-IT systems such as telephones, fax machines, and photocopiers will be investigated for the date critical Year 2000 and will be replaced or updated as needed for operation.

         The Partnership has identified major vendors and suppliers on whom it depends upon for services and product to assess their Year 2000 readiness to assure there are no interruptions in operations. A Year 2000 compliance letter and questionnaire is being sent to these third parties with responses anticipated by December 1998. Interruption of the supply and delivery of gas products could have a material adverse effect on the operations of the Partnership. By contacting these third parties to assess their state of readiness and developing an appropriate contingency plan if necessary, the Partnership is hoping to minimize these risks. The Partnership's banking facilities are also being contacted to insure that the collection and transfer of funds will not be interrupted and that extension of working capital will be available as needed. Acquisition candidates are supplied with a compliance letter and questionnaire also to assess the potential needs of their systems.

         The Partnership does not expect the costs to modify its computer-based systems to have a material effect on the Partnership's results of operations. The current estimates of the amount of time, personnel, and costs to modify the current systems to be Year 2000 compliant is less than $.5 million. A portion of these costs is expected to be capitalized as they relate to adding new software and hardware to enhance current operations. Costs related directly to becoming Year 2000 compliant will be expensed as incurred. Estimated costs to date have not been specifically tracked but are estimated to be immaterial.

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

FORWARD-LOOKING STATEMENTS

Certain matters discussed in this report, excluding historical information, include certain forward-looking statements. Although the Partnership believes such forward-looking statements are based on reasonable assumptions, no assurance can be given that every objective will be reached. Such statements are made in reliance on the "safe-harbor" protections provided under the Private Securities Litigation Reform Act of 1995.

As required by that law, the Partnership hereby identify the following important factors that could cause actual results to differ materially from any results projected, forecasted, estimated or budgeted by the Partnership in forward-looking statements.

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

       o The uncertainty of the ability of the Partnership to sustain its rate of internal sales growth and its ability to locate and acquire other propane companies at prices that are accretive to the Partnership's EBITDA (earnings before interest, taxes, depreciation and amortization).

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(a) The following exhibits are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

                           Exhibit
                           Number           Description
                           -------          -----------
         (1)               3.1              Agreement of Limited Partnership of Heritage Propane Partners, L.P.

         (1)               10.1             Form of Bank Credit Facility

         (3)               10.1.1           Amendment of Bank Credit Facility dated as of July 9, 1996

         (4)               10.1.2           Amendment of Bank Credit Facility dated as of February 28, 1997

         (5)               10.1.3           Third Amendment to Credit Agreement dated as of September 30, 1997

         (6)               10.1.4           Fourth Amendment to Credit Agreement dated as of November 18, 1997.

         (*)               10.1.5           Fifth Amendment to Credit Agreement dated as of November 13, 1998.

         (1)               10.2             Form of Note Purchase Agreement (June 25, 1996)

         (3)               10.2.1           Amendment of Note Purchase  Agreement  (June 25, 1996) dated as of July
                                            25, 1996

         (4)               10.2.2           Amendment  of Note  Purchase  Agreement  (June  25,  1996)  dated as of
                                            March 11, 1997

         (8)               10.2.3           Amendment  of Note  Purchase  Agreement  (June  25,  1996)  dated as of
                                            October 15, 1998



                           Exhibit
                           Number           Description
                           -------          -----------

         (1)               10.3             Form  of  Contribution,   Conveyance  and  Assumption  Agreement  among
                                            Heritage Holdings,  Inc., Heritage Propane Partners,  L.P. and Heritage
                                            Operating L.P.

         (1)               10.4             1989 Stock Option Plan

         (1)               10.5             1995 Stock Option Plan

         (1)               10.6             Restricted Unit Plan

         (4)               10.6.1           Amendment of Restricted Unit Plan dated as of October 17, 1996

         (2)               10.7             Employment Agreement for James E. Bertelsmeyer

         (1)               10.8             Employment Agreement for R.C. Mills

         (1)               10.9             Employment Agreement for G.A. Darr

         (1)               10.10            Employment Agreement for H. Michael Krimbill

         (8)               10.11            Employment Agreement for Bradley K. Atkinson

         (7)               10.16            Note Purchase Agreement dated as of November 19, 1997

         (8)               10.16.1          Amendment  dated as of  October  15,  1998 to  November  19,  1997 Note
                                            Purchase Agreement

         (8)               21.1             List of Subsidiaries

         (8)               23.3             Consent of Arthur Andersen LLP

                           27.1             Financial Data Schedule - Filed with EDGAR version only

----------------------------------------------------------------------------------------------------------------------------------


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


         (7)               Incorporated by reference to the same numbered  Exhibit to the  Registrant's  Form 10-Q for the quarter ended May 31, 1998.

         (8)               Incorporated by reference to the same numbered  Exhibit to  Registrant's  Form 10-K for the year ended August 31, 1998.

         (*)               Filed Herewith


-------------------------------------------------------------------------------



(b)      Reports of Form 8-K.

         The registrant has filed no reports on Form 8-K for the quarter for which this report is filed.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HERITAGE PROPANE PARTNERS, L.P.

                                    By: Heritage Holdings, Inc., General Partner


Date: January 12, 1999              By: /s/ H. Michael Krimbill
                                        --------------------------------------

                                          H. Michael Krimbill
                                          (Chief Financial Officer and officer
                                          duly authorized to sign on behalf of
                                          the registrant)

                               INDEX TO EXHIBITS

(a)               The following exhibits are filed as part of this Report.
                  Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

                           Exhibit
                           Number           Description
                           -------          -----------

         (1)               3.1              Agreement of Limited Partnership of Heritage Propane Partners, L.P.

         (1)               10.1             Form of Bank Credit Facility

         (3)               10.1.1           Amendment of Bank Credit Facility dated as of July 9, 1996

         (4)               10.1.2           Amendment of Bank Credit Facility dated as of February 28, 1997

         (5)               10.1.3           Third Amendment to Credit Agreement dated as of September 30, 1997

         (6)               10.1.4           Fourth Amendment to Credit Agreement dated as of November 18, 1997.

         (*)               10.1.5           Fifth Amendment to Credit Agreement dated as of November 13, 1998.

         (1)               10.2             Form of Note Purchase Agreement (June 25, 1996)

         (3)               10.2.1           Amendment of Note Purchase Agreement (June 25, 1996) dated as of July
                                            25, 1996

         (4)               10.2.2           Amendment of Note Purchase Agreement (June 25, 1996) dated as of
                                            March 11, 1997

         (8)               10.2.3           Amendment of Note Purchase Agreement (June 25, 1996) dated as of
                                            October 15, 1998

         (1)               10.3             Form of Contribution, Conveyance and Assumption Agreement among
                                            Heritage Holdings, Inc., Heritage Propane Partners, L.P. and Heritage
                                            Operating L.P.

         (1)               10.4             1989 Stock Option Plan

         (1)               10.5             1995 Stock Option Plan

         (1)               10.6             Restricted Unit Plan

         (4)               10.6.1           Amendment of Restricted Unit Plan dated as of October 17, 1996

         (2)               10.7             Employment Agreement for James E. Bertelsmeyer

         (1)               10.8             Employment Agreement for R.C. Mills

         (1)               10.9             Employment Agreement for G.A. Darr


                           Exhibit
                           Number           Description
                           -------          -----------

         (1)               10.10            Employment Agreement for H. Michael Krimbill

         (8)               10.11            Employment Agreement for Bradley K. Atkinson

         (7)               10.16            Note Purchase Agreement dated as of November 19, 1997

         (8)               10.16.1          Amendment dated as of October 15, 1998 to November 19, 1997 Note Purchase Agreement

         (8)               21.1             List of Subsidiaries

         (8)               23.3             Consent of Arthur Andersen LLP

                           27.1             Financial Data Schedule - Filed with EDGAR version only

----------------------------------------------------------------------------------------------------------------------------------

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

         (7)               Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q for the quarter ended May 31, 1998.

         (8)               Incorporated by reference to the same numbered Exhibit to Registrant's Form 10-K for the year ended
                           August 31, 1998.

         (*)               Filed Herewith



-------------------------------------------------------------------------------