Form 10-Q
period 1999-02-28
HERITAGE PROPANE PARTNERS L P
filed 1999-04-09
CIK 1012569

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1999

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

At April 2, 1999, the registrant had units outstanding as follows:
Heritage Propane Partners, L.P.             4,876,725       Common Units
                                            3,702,943       Subordinated Units

                                    FORM 10-Q

                         HERITAGE PROPANE PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                                       Pages
                                                                                                       -----
PART I            FINANCIAL INFORMATION

     ITEM 1.      FINANCIAL STATEMENTS

                  HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  Consolidated Balance Sheets as of February 28, 1999 and August 31, 1998                1

                  Consolidated Statements of Operations for the three months and six months ended
                      February 28, 1999 and 1998                                                         2

                  Consolidated Statement of Partners' Capital for the six months ended
                      February 28, 1999                                                                  3

                  Consolidated Statements of Cash Flows for the six months ended
                      February 28, 1999 and 1998                                                         4

                  Notes to Unaudited Consolidated Financial Statements                                   5

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                                                6

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK                                                                       12


PART II  OTHER INFORMATION

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                                      13

     SIGNATURE

                         PART I - FINANCIAL INFORMATION
                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                   February 28,    August 31,
                   ASSETS                                             1999           1998
                   ------                                          ----------     ----------
                                                                  (unaudited)
 CURRENT ASSETS:
   Cash                                                            $    2,622     $    1,837
   Accounts receivable, net of allowance for doubtful accounts         20,120         10,444
   Inventories                                                          8,822         12,545
   Prepaid expenses                                                     1,500          1,359
                                                                   ----------     ----------
     Total current assets                                              33,064         26,185

 PROPERTY, PLANT AND EQUIPMENT, net                                   145,507        139,490
 INVESTMENT IN AFFILIATES                                               5,292          4,739
 INTANGIBLES AND OTHER ASSETS, net                                     68,971         69,550
                                                                   ----------     ----------

     Total assets                                                  $  252,834     $  239,964
                                                                   ==========     ==========

           LIABILITIES AND PARTNERS' CAPITAL

 CURRENT LIABILITIES:
   Working capital facility                                        $   10,300     $   10,600
   Accounts payable                                                    14,875         13,952
   Accrued and other current liabilities                                8,049          9,689
   Current maturities of long-term debt                                 1,115          1,203
                                                                   ----------     ----------
     Total current liabilities                                         34,339         35,444

 LONG-TERM DEBT, less current maturities                              184,383        177,431
                                                                   ----------     ----------

     Total liabilities                                                218,722        212,875
                                                                   ----------     ----------

 COMMITMENTS AND CONTINGENCIES

 PARTNERS' CAPITAL PER ACCOMPANYING
   STATEMENTS:
   Common unitholders                                                  24,727         20,775
   Subordinated unitholders                                             9,042          6,041
   General partner                                                        343            273
                                                                   ----------     ----------
     Total partners' capital                                           34,112         27,089
                                                                   ----------     ----------

     Total liabilities and partners' capital                       $  252,834     $  239,964
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per unit and unit data)
                                   (unaudited)


                                                      Three Months Ended                  Six Months Ended
                                                         February 28,                       February 28,
                                               ------------------------------      ------------------------------
                                                   1999              1998              1999              1998
                                               ------------      ------------      ------------      ------------
REVENUES:
  Retail                                       $     54,902      $     56,776      $     84,243      $     87,815
  Wholesale                                           7,767             9,704            13,522            19,100
  Other                                               5,829             5,176            12,291            10,647
                                               ------------      ------------      ------------      ------------
    Total revenues                                   68,498            71,656           110,056           117,562
                                               ------------      ------------      ------------      ------------

COSTS AND EXPENSES:
  Cost of products sold                              31,738            36,761            51,669            63,585
  Operating expenses                                 13,358            12,481            25,536            23,233
  Depreciation and amortization                       3,647             3,198             7,192             6,254
  Selling, general and administrative                 1,685             1,284             3,026             2,559
                                               ------------      ------------      ------------      ------------
    Total costs and expenses                         50,428            53,724            87,423            95,631
                                               ------------      ------------      ------------      ------------

OPERATING INCOME                                     18,070            17,932            22,633            21,931

OTHER INCOME (EXPENSE):
  Interest expense                                   (3,963)           (3,708)           (7,859)           (7,205)
  Equity in earnings of affiliates                      643               493               821               552
  Gain on disposal of assets                             13               320               515               391
  Other                                                 (70)              (98)             (101)             (116)
                                               ------------      ------------      ------------      ------------

INCOME BEFORE MINORITY INTEREST                      14,693            14,939            16,009            15,553

  Minority interest                                    (289)             (312)             (390)             (432)
                                               ------------      ------------      ------------      ------------

NET INCOME                                           14,404            14,627            15,619            15,121

GENERAL PARTNER'S INTEREST IN NET INCOME                144               146               156               151
                                               ------------      ------------      ------------      ------------

LIMITED PARTNERS' INTEREST IN NET INCOME       $     14,260      $     14,481      $     15,463      $     14,970
                                               ============      ============      ============      ============

BASIC NET INCOME  PER LIMITED PARTNER UNIT     $       1.66      $       1.74      $       1.80      $       1.82
                                               ============      ============      ============      ============

BASIC WEIGHTED AVERAGE NUMBER OF UNITS
  OUTSTANDING                                     8,579,668         8,335,055         8,579,668         8,228,289
                                               ============      ============      ============      ============

DILUTED NET INCOME PER LIMITED
  PARTNER UNIT                                 $       1.65      $       1.73      $       1.79      $       1.81
                                               ============      ============      ============      ============

DILUTED WEIGHTED AVERAGE NUMBER OF UNITS
  OUTSTANDING                                     8,634,168         8,365,255         8,634,168         8,258,489
                                               ============      ============      ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                        (in thousands, except unit data)
                                   (unaudited)

                                                                                                         Total
                                     NUMBER OF UNITS        Common       Subordinated     General       Partners'
                                Common     Subordinated   Unitholders    Unitholders      Partner        Capital
                               ---------   ------------   -----------    -----------     ---------      ---------
BALANCE, AUGUST 31, 1998       4,876,725     3,702,943     $  20,775      $   6,041      $     273      $  27,089

Unit distribution                     --            --        (4,937)        (3,749)           (88)        (8,774)

Other                                 --            --           100             76              2            178

Net income                            --            --         8,789          6,674            156         15,619
                               ---------     ---------     ---------      ---------      ---------      ---------

BALANCE, FEBRUARY 28, 1999     4,876,725     3,702,943     $  24,727      $   9,042      $     343      $  34,112
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)


                                                                             For the Six Months
                                                                             Ended February 28,
                                                                          ----------------------
                                                                            1999          1998
                                                                          --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $ 15,619      $ 15,121
    Reconciliation of net income to net cash provided by
     operating activities-
    Depreciation and amortization                                            7,192         6,254
    Provision for losses on accounts receivable                                 92           257
    Gain on disposal of assets                                                (515)         (391)
    Deferred compensation on restricted units                                  178           103
    Undistributed earnings of affiliates                                      (553)         (582)
    Minority interest                                                          (52)            1
    Changes in assets and liabilities, net of effect of acquisitions:
      Accounts receivable                                                   (9,641)      (10,761)
      Inventories                                                            3,975         6,276
      Prepaid expenses                                                        (129)          195
      Intangibles and other assets                                             690            81
      Accounts payable                                                         846           556
      Accrued and other current liabilities                                 (1,621)          (76)
                                                                          --------      --------
          Net cash provided by operating activities                         16,081        17,034
                                                                          --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions, net of cash acquired                          (5,914)      (16,934)
  Capital expenditures                                                      (6,894)       (5,203)
  Proceeds from asset sales                                                  1,521         5,144
                                                                          --------      --------
          Net cash used in investing activities                            (11,287)      (16,993)
                                                                          --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                  35,449        92,372
  Principal payments on debt                                               (30,684)      (83,476)
  Unit distribution                                                         (8,774)       (8,252)
  Capital contribution from General Partner                                     --            88
                                                                          --------      --------
          Net cash provided by (used in) financing activities               (4,009)          732
                                                                          --------      --------

INCREASE IN CASH                                                               785           773

CASH, beginning of period                                                    1,837         2,025
                                                                          --------      --------

CASH, end of period                                                       $  2,622      $  2,798
                                                                          ========      ========

NONCASH FINANCING ACTIVITIES:
  Notes payable incurred on noncompete agreements                         $  1,799      $  4,380
  Issuance of restricted common units in connection with certain
    acquisitions                                                          $     --      $  8,645
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                $  7,838      $  6,354




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

2. DETAILS TO CONSOLIDATED BALANCE SHEETS:

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using average cost while the cost of appliances, parts and fittings is determined by the first-in, first-out method. Inventories consist of the following:

                                   February 28,   August 31,
                                      1999           1998
                                   ----------     ----------
Fuel                               $    3,896     $    7,939
Appliances, parts and fittings          4,926          4,606
                                   ----------     ----------
                                   $    8,822     $   12,545
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


                                                        For the Three Months          For the Six Months
                                                         Ended February 28,            Ended February 28,
                                                     -------------------------     -------------------------
                                                        1999           1998           1999           1998
                                                     ----------     ----------     ----------     ----------
BASIC NET INCOME PER LIMITED PARTNER UNIT:
Basic limited partner's interest in net income       $   14,260     $   14,481     $   15,463     $   14,970
                                                     ==========     ==========     ==========     ==========

Weighted average limited partner units                8,579,668      8,335,055      8,579,668      8,228,289
                                                     ==========     ==========     ==========     ==========

Basic net income per limited partner unit            $     1.66     $     1.74     $     1.80     $     1.82
                                                     ==========     ==========     ==========     ==========

DILUTED NET INCOME PER LIMITED PARTNER UNIT:
Limited partner's interest in net income             $   14,260     $   14,481     $   15,463     $   14,970
                                                     ==========     ==========     ==========     ==========

Weighted average limited partner units                8,579,668      8,335,055      8,579,668      8,228,289
Dilutive effect of Phantom Units                         54,500         30,200         54,500         30,200
                                                     ----------     ----------     ----------     ----------
Weighted average limited partner units, assuming
   dilutive effect of Phantom Units                   8,634,168      8,365,255      8,634,168      8,258,489
                                                     ----------     ----------     ----------     ----------

Dilutive net income per limited partner unit         $     1.65     $     1.73     $     1.79     $     1.81
                                                     ==========     ==========     ==========     ==========

CASH DISTRIBUTIONS:

The Minimum Quarterly Distribution (MQD) of $4,290, or $.50 per Common and Subordinated Unit, was paid on October 15, 1998, to Unitholders of record on October 5, 1998, and $87 was distributed to the General Partner for its cumulative two percent interest. On January 14, 1999 a quarterly distribution of $4,397, or $.5125 per Common and Subordinated Unit, was paid to Unitholders of record on January 4, 1999, and $90 was distributed to the General Partner for its cumulative two percent interest. On March 26, 1999, the Partnership declared a $.5625 per unit distribution ($2.25 annually) payable on April 14, 1999 to Unitholders of record at the close of business on April 5, 1999. This $.5625 quarterly distribution represents a 9.8% increase over the first quarter's distribution, is the second increase in the quarterly distribution this fiscal year and will include incentive distributions payable to the General Partner. The decision to increase the amount of the distribution resulted from a review of the Board of Directors of Heritage's past financial performance and current projections for available cash.

4. FOOTNOTES INCORPORATED BY REFERENCE:

Certain footnotes are applicable to the consolidated financial statements but would be substantially unchanged from those presented on Form 10-K filed with the Securities and Exchange Commission on November 24, 1998. Accordingly, reference should be made to the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the following:

          NOTE       DESCRIPTION
          ----       -----------

          1          OPERATIONS AND ORGANIZATION
          2          SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET DETAIL
          4          WORKING CAPITAL FACILITIES AND LONG-TERM DEBT
          5          COMMITMENTS AND CONTINGENCIES
          6          PARTNERS' CAPITAL
          7          REGISTRATION STATEMENT
          8          PROFIT SHARING AND 401(k) SAVINGS PLAN
          9          RELATED PARTY TRANSACTIONS


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Since its formation in 1989, Heritage has grown primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth. Through February 28, 1999, Heritage and the Partnership completed 49 acquisitions for an aggregate purchase price of approximately $209 million. The Partnership has completed 20 of these acquisitions since going public on June 25, 1996. The Partnership engages in the sale, distribution and marketing of propane and other related products. The Partnership derives its revenue primarily from the retail propane marketing business. The General Partner believes that the Partnership is the sixth largest retail marketer of propane in the United States, based on retail gallons sold, serving more than 240,000 residential, industrial/commercial and agricultural customers in 26 states through 146 retail outlets.

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

THREE MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 1998.

         Volume. The Partnership sold 62.7 million retail gallons in the three months ended February 28, 1999, an increase of 4.8 million gallons or 8.3% over the 57.9 million gallons sold in the three months ended February 28, 1998. This increase was primarily attributable to acquisition related volumes offset by the negative effects of warmer than normal weather.

         The Partnership also sold approximately 25.4 million wholesale gallons in the second quarter, a decrease of 1.5 million gallons or 5.6% from the 26.9 million wholesale gallons sold in the second quarter of fiscal 1998. The decrease in wholesale volumes was attributable to a decline of .5 million gallons in the foreign operations of M-P Energy Partnership and a decline of 1.0 million gallons in U.S. wholesale operations, both primarily due to warmer than normal weather.

         Revenues. Total revenues for the Partnership decreased $3.2 million or 4.5% to $68.5 million for the three months ended February 28, 1999 as compared to $71.7 million for the same three-month period last year. For the three months ended February 28, 1999, domestic retail propane revenues decreased $1.9 million or 3.3% to $54.9 million and U.S. wholesale revenues decreased $.7 million to $1.5 million as a result of the decline in the related volumes and lower selling prices. Other domestic revenues increased $.6 million or 11.5% to $5.8 million as a result of acquisitions and to a lesser degree internal growth. Foreign revenues decreased $1.2 million for the three months ended February 28, 1999, to $6.3 million as compared to $7.5 million for the three months ended February 28, 1998, primarily as a result of lower selling prices. A significant part of the decrease in overall revenues is attributed to the Partnership lowering the selling prices to customers as a result of favorable product costs.

         Cost of Sales. Total cost of sales decreased $5.0 million or 13.6% to $31.8 million for the three months ended February 28, 1999, as compared to $36.8 million for the three months ended February 28, 1998. U.S. cost of sales decreased $3.5 million or 11.8% to $26.2 million in the second quarter of fiscal 1999, compared to $29.7 million in the second quarter of fiscal 1998. Foreign cost of sales decreased $1.5 million or 21.1% to $5.6 million in this second quarter as compared to last year's second quarter results of $7.1 million. Product costs have remained soft during the second quarter of fiscal 1999 due to reduced demand from an unseasonably warm heating season and high levels of inventory in the market.

         Gross Profit. Total gross profit increased $1.8 million or 5.2% to $36.7 million for the three months ended February 28, 1999, as compared to $34.9 million for the three months ended February 28, 1998 due to acquisition related sales. First quarter increased margins were negatively affected somewhat during the second quarter due to market pressures as all marketers struggled to find new volumes during the weather shortfall.

         Operating Expenses. Operating expense increased $.8 million or 6.4% to $13.3 million in the second quarter of fiscal 1999 as compared to $12.5 million in the second quarter of fiscal 1998 primarily due to acquisition related operating expenses.

         Selling, General and Administrative. Selling, general and administrative expenses were $1.7 million for the three months ended February 28, 1999, an increase of $.4 million from the $1.3 million reported the same three month period last year.

         Depreciation and Amortization. Depreciation and amortization increased approximately $.5 million or 15.6% to $3.7 million for the three months ended February 28, 1999, as compared to $3.2 million for the three months ended February 28, 1998. This increase was the result of additional depreciation and amortization associated with the increase in property, plant, and equipment along with intangible assets from the acquisitions the Partnership has made subsequent to February 28, 1998.

         Operating Income. Operating income for the three months ended February 28, 1999, increased $.1 million to $18.0 million as compared to $17.9 million for the same three month period last fiscal year. Increased gross profit and cost containment offset by the acquisition related increases in operating expenses and depreciation and amortization has enabled the Partnership to attain operating income comparable to last year during this three month period despite adverse weather conditions.

         Net Income. Second quarter net income decreased $.2 million to $14.4 million as compared to fiscal 1998's second quarter net income of $14.6 million. This decrease is the result of comparable operating income for the second quarter periods, offset by an increase in interest expense due to acquisition related debt.

         EBITDA. Earnings before interest, taxes, depreciation and amortization increased $.8 million or 3.7 % to $22.4 million for the second quarter ended February 28, 1999, as compared to $21.6 million for the second quarter of fiscal 1998. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

SIX MONTHS ENDED FEBRUARY 28, 1999 COMPARED TO THE SIX MONTHS ENDED FEBRUARY 28, 1998.

         Volume. The Partnership sold 98.4 million retail gallons in the six months ended February 28, 1999, an increase of 7.7 million gallons or 8.5% over the 90.7 million gallons sold in the six months ended February 28, 1998. This increase was primarily attributable to acquisition related volumes.

         The Partnership also sold approximately 45.7 million wholesale gallons in the six months ended February 28, 1999, a decrease of 4.0 million gallons or 8.0% from the 49.7 million wholesale gallons sold in the same period of fiscal 1998. The decrease in wholesale volumes was attributable to a decline of 1.9 million gallons in the foreign operations of M-P Energy Partnership and a decline of 2.1 million gallons in U.S. wholesale operations, both primarily due to weather factors mentioned herein.

         Revenues. Total revenues for the Partnership decreased $7.6 million or 6.5% to $110.0 million for the six months ended February 28, 1999 as compared to $117.6 million for the same six-month period last year. For the six months ended February 28, 1999, domestic retail propane revenues decreased $3.6 million or 4.1% to $84.2 million. U.S. wholesale revenues decreased $1.3 million to $2.2 million and foreign revenues decreased $4.2 million to $11.4 million for the six months ended February 28, 1999. The U.S. and foreign wholesale revenue decreases were primarily a result of lower selling prices and decreased volumes. Other domestic revenues increased $1.5 million or

14.0% to $12.2 million as a result of acquisitions and to a lesser degree internal growth. A significant part of the decrease in overall revenues is that the Partnership reacted to the reduced demand for propane, market pressure and favorable product costs by lowering the selling prices to customers.

         Cost of Sales. Total cost of sales decreased $11.9 million or 18.7% to $51.7 million for the six months ended February 28, 1999, as compared to $63.6 million for the six months ended February 28, 1998. U.S. cost of sales decreased $7.6 million or 15.6% to $41.2 million in the six months ended February 28, 1999 compared to $48.8 million in the six-month period of fiscal 1998. Foreign cost of sales decreased $4.3 million or 29.1% to $10.5 million in this six-month period as compared to last year's six-month results of $14.8 million. Product costs have been soft during fiscal 1999 due to reduced demand from an unseasonably warm heating season and high levels of inventory in the market.

         Gross Profit. Total gross profit increased $4.3 million or 8.0% to $58.3 million for the six months ended February 28, 1999, as compared to $54.0 million for the six months ended February 28, 1998. Strong first quarter margins coupled with acquisition related volumes offset the negative affect to the margins during the second quarter as management kept pace with market pressure and looked for new volumes.

         Operating Expenses. Operating expenses increased by $2.3 million or 9.9% to $25.5 million in the six months ended February 28, 1999 as compared to $23.2 million in the six months ended February 28, 1998. Management has continued its efforts for cost containment during this period of warm weather and the resulting increase in operating expenses was primarily due to acquisition related operating expenses.

         Selling, General and Administrative. Selling, general and administrative expenses were $3.0 million for the six months ended February 28, 1999, an increase of $.4 million or 15.4% from the $2.6 million reported the same six month period last year.

         Depreciation and Amortization. Depreciation and amortization increased approximately $.9 million or 14.3% to $7.2 million for the six months ended February 28, 1999, as compared to $6.3 million for the six months ended February 28, 1998. This increase was the primarily the result of additional depreciation and amortization associated with the increase in property, plant, and equipment along with intangible assets from the acquisitions the Partnership has made subsequent to February 28, 1998.

         Operating Income. Operating income for the six months ended February 28, 1999, increased $.7 million to $22.6 million or 3.2% as compared to $21.9 million for the same six month period last fiscal year. Increased gross profit and continued efforts for cost containment, partially offset by acquisition related increases in operating expenses and depreciation and amortization, has enabled the Partnership to attain operating income above last year's during this six month period despite an unseasonably warm heating season.

         Net Income. Year to date net income increased $.5 million or 3.3% to $15.6 million as compared to fiscal 1998's year to date net income of $15.1 million. This increase is the result of higher operating income for the current six month period, offset by an increase in interest expense due to acquisition related debt.

         EBITDA. Earnings before interest, taxes, depreciation and amortization increased $2.1 million or 7.3% to $30.8 million for the six months ended February 28, 1999, as compared to $28.7 million for the six months ended February 28, 1998. EBITDA is defined as operating income plus depreciation and amortization (including the EBITDA of investees). EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

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


    CASH FLOWS

    Operating Activities. Cash provided by operating activities during the six months ended February 28, 1999, was $16.1 million compared to $17.0 million during the six months ended February 28, 1998. The cash flows from operations during the six months ended February 28, 1999, consisted primarily of net income of $15.6 million and non-cash activity of $6.4 million, principally depreciation and amortization, offset by a non-recurring gain from the sale of certain idle property. The impact of working capital changes decreased operating cash flow by approximately $5.9 million.

    Investing Activities. Cash used in investing activities during the six months ended February 28, 1999 included capital expenditures for acquisitions amounting to $5.9 million, net of cash acquired plus $6.9 million spent for maintenance needed to sustain operations at current levels, as well as customer tanks to support growth of operations and other miscellaneous capitalized items. These investing activities were offset by proceeds from asset sales of $1.5 million, which was principally from the non-recurring sale of certain idle property. The proceeds from asset sales were used to purchase property in certain areas of the Partnership's operations that were previously under lease arrangements plus fund other maintenance and growth capital expenditures incurred.

         Financing Activities. Cash used by financing activities during the six months ended February 28, 1999 of $4.0 million is the combination of the net reduction of $.3 million of working capital, $5.1 million of net additional debt incurred to fund acquisitions and the payment of quarterly distributions to unitholders of $8.8 million.

         FINANCING AND SOURCES OF LIQUIDITY

         The Partnership has a Bank Credit Facility, which includes a Working Capital Facility, a revolving credit facility providing for up to $20 million of borrowings to be used for working capital and other general partnership purposes, and an Acquisition Facility, a revolving credit facility providing for up to $30 million of borrowings to be used for acquisitions and improvements. As of February 28, 1999 the Acquisition Facility had $22.9 million available to fund future acquisitions and the Working Capital Facility had $9.7 million available for borrowings.

         The Partnership also has a Medium Term Note Program that provides for the issuance of up to $100 million of senior secured promissory notes if certain conditions are met. As of February 28, 1999 the Partnership had issued $47 million of these notes. The Partnership has a registration statement filed on Form S-4 registering 2,000,000 additional Common Units which may be issued from time to time by the Partnership by means of a prospectus delivered in connection with its negotiations for acquisitions or other businesses, properties or securities in business combination transactions. As of the date of the filing of this Form 10-Q, 60,606 units have been issued utilizing this Registration Statement No. 333-40407 on Form S-4 in connection with a prior acquisition.

         The Partnership uses its cash provided by operating and financing activities to provide distributions to unitholders and to fund acquisitions, maintenance and growth capital expenditures. Acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and intangibles associated with such acquired businesses, were $5.9 million for the six months ended February 28, 1999 compared to $16.9 million for the six months ended February 28, 1998.

         The Partnership has increased its distribution to Unitholders two times during the current fiscal year to a current annual level of $2.25 per unit. On March 26, 1999, the Partnership declared the second increased quarterly distribution of $.5625, an increase of 9.8% over the first quarter's increased distribution of $.5125. Under the Partnership Agreement of Heritage, the Partnership will distribute to its partners, 45 days after the end of each fiscal quarter an amount equal to all of its Available Cash for such quarter. Available cash generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves established by the General Partner in its reasonable discretion that is necessary or appropriate to provide for future cash requirements. The Partnership's commitment to our unitholders is to distribute the increase in our cash flow while maintaining prudent reserves for the Partnership's operations. The decision to increase the quarterly distribution resulted from a review of Heritage's past financial performance and current projections for available cash. This second increase in the distribution level will include incentive distributions payable to the General Partner.

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

YEAR 2000 MATTERS

         The Year 2000 issue arose because many computer programs use only the last two digits to indicate the year; hence, they may not correctly interpret dates beyond the year 1999. The Partnership has recognized the potential impact of this problem that could cause computer applications to fail or create erroneous results disrupting business operations. The Partnership along with outside consultants has conducted a detailed assessment of its Year 2000 (Y2K) compliance and readiness issues. The Partnership has put a comprehensive program in place to prepare for its Y2K readiness and designates the following information as our "Year 2000 Readiness Disclosure".

         The scope of the Partnership's program includes the review and evaluation of (1) our information technology ("IT") such as hardware and software utilized in the Partnership's operations; (2) non-IT systems or embedded technology such as micro-controllers contained in various equipment, facilities and vehicles; and (3) the readiness of third parties which includes key fuel suppliers, vendors and banking facilities. A complete and detailed inventory list of the Partnership's hardware and software systems has been completed enabling us to evaluate the state of readiness of these systems.

The Partnership's district operations use a variety of external software that has been evaluated for Year 2000 compliance. The upgrade to the Y2K software at these district locations is approximately 45% complete. The hardware necessary to accommodate the software upgrades has been replaced as needed. Completion of upgrading the remaining district locations is anticipated between May and July 1999. The Partnership's central accounting software, which encompasses general ledger, financial reporting, and accounts payable, has been upgraded and successfully tested as Y2K compliant. The Partnership's payroll, fixed asset and wholesale fuel supply and distribution systems are completed. Miscellaneous applications have also been evaluated and management anticipates completing by May 1999. The non-IT systems such as telephones, fax machines, and photocopiers will be investigated for the date critical Year 2000 and will be replaced or updated as needed for operation and will be completed by January 2000.

         The Partnership has identified major vendors and suppliers on whom it depends upon for services and products to assess their Year 2000 readiness to assure there are no interruptions in operations. A Year 2000 compliance letter and questionnaire was sent to these third parties and our evaluation of these key third parties is ninety percent complete. While none of the Partnership's products are directly date sensitive, interruption of the supply and delivery of gas products or other services could have a material adverse effect on the operations of the Partnership. By contacting these third parties to assess their state of readiness and developing an appropriate contingency plan if necessary, the Partnership is hoping to minimize these risks. The Partnership's banking facilities were also contacted to ensure that the collection and transfer of funds will not be interrupted and that extension of working capital will be available as needed. Acquisition candidates are supplied with a compliance letter and questionnaire also to assess the potential needs of their systems. The Partnership does not have any customers that accounted for 5% or more of the Partnership's revenues during fiscal 1998 thus reducing the risk if some but not all customers are not Y2K compliant.

         The Partnership does not expect the costs to modify its computer-based systems to have a material effect on the Partnership's results of operations. The current estimates of the amount of time, personnel, and costs to modify the current systems to be Year 2000 compliant is less than $.5 million. A portion of these costs is expected to be capitalized as they relate to adding new software and hardware to enhance current operations. Costs related directly to becoming Year 2000 compliant are expensed as incurred. Estimated costs to date have not been specifically tracked but are estimated to be immaterial.

         The Partnership expects that its IT and non-IT systems will be compliant by the target dates listed. A contingency plan is being developed to deal with system failures and disruptions of service arising from third party Y2K failures. The contingency plan for the Partnership's district operations is primarily focused on one system that already has been successfully tested and is Y2K compliant. This system affects two-thirds of our district operations and if other systems fail during the testing, they will be upgraded to this compliant system. The success the Partnership has with dealing with the issues of the Year 2000 and its vendor and supplier's success in the matter will affect the Partnership's future operations. Interruptions in the Partnership's operations or those of its major suppliers and vendors due to Year 2000 failures could have a material adverse affect on its operations and cash flows. In addition to the business risks noted above there are other Y2K risks, which include but are not limited to utility and telecommunication systems failure to provide service, which are beyond the Partnership's control and could have adverse affects on our operations.

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

     o The Partnership's success in dealing with the Year 2000 issues and those of its vendors, suppliers and other third parties, many of which are beyond the Partnership's control.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership has no cash flow exposure due to rate changes for long-term debt obligations. The Company primarily enters into debt obligations to support general corporate purposes including capital expenditures and working capital needs. The Partnership's long-term debt instruments are typically issued at fixed interest rates. When these debt obligations mature, the Partnership may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.

                           PART II - OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS OF FORM 8-K

(a)               The following exhibits are filed as part of this Report.
                  Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

                           Exhibit
                           Number           Description
                           ------           -----------
         (1)               3.1              Agreement of Limited Partnership of Heritage Propane Partners, L.P.

         (1)               10.1             Form of Bank Credit Facility

         (3)               10.1.1           Amendment of Bank Credit Facility dated as of July 9, 1996

         (4)               10.1.2           Amendment of Bank Credit Facility dated as of February 28, 1997

         (5)               10.1.3           Third Amendment to Credit Agreement dated as of September 30, 1997

         (6)               10.1.4           Fourth Amendment to Credit Agreement dated as of November 18, 1997.

         (9)               10.1.5           Fifth Amendment to Credit Agreement dated as of November 13, 1998.

         (1)               10.2             Form of Note Purchase Agreement (June 25, 1996)

         (3)               10.2.1           Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996

         (4)               10.2.2           Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997

         (8)               10.2.3           Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998

         (1)               10.3             Form of  Contribution,  Conveyance and  Assumption  Agreement  among Heritage  Holdings,
                                            Inc., Heritage Propane Partners, L.P. and Heritage Operating L.P.

         (1)               10.4             1989 Stock Option Plan

         (1)               10.5             1995 Stock Option Plan

         (1)               10.6             Restricted Unit Plan

         (4)               10.6.1           Amendment of Restricted Unit Plan dated as of October 17, 1996

         (2)               10.7             Employment Agreement for James E. Bertelsmeyer

         (1)               10.8             Employment Agreement for R.C. Mills

         (1)               10.9             Employment Agreement for G.A. Darr

         (1)               10.10            Employment Agreement for H. Michael Krimbill

         (8)               10.11            Employment Agreement for Bradley K. Atkinson

         (7)               10.16            Note Purchase Agreement dated as of November 19, 1997

                           Exhibit
                           Number           Description
                           ------           -----------

         (8)               10.16.1          Amendment dated as of October 15, 1998 to November 19, 1997 Note Purchase Agreement

         (8)               21.1             List of Subsidiaries

         (8)               23.3             Consent of Arthur Andersen LLP

                           27.1             Financial Data Schedule - Filed with EDGAR version only

-------------------------------------------------------------------------------

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

         (9) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q for the quarter ended November 30, 1998.

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


                               HERITAGE PROPANE PARTNERS, L.P.

                               By:  Heritage Holdings, Inc., General Partner



Date:  April 8, 1999           By:    /s/  H. Michael Krimbill
                                    ------------------------------------------

                                      H. Michael Krimbill
                                      (President and Chief Financial Officer and officer duly authorized to sign on behalf of the registrant)

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

                           Exhibit
                           Number           Description
                           ------           -----------

         (1)               3.1              Agreement of Limited Partnership of Heritage Propane Partners, L.P.

         (1)               10.1             Form of Bank Credit Facility

         (3)               10.1.1           Amendment of Bank Credit Facility dated as of July 9, 1996

         (4)               10.1.2           Amendment of Bank Credit Facility dated as of February 28, 1997

         (5)               10.1.3           Third Amendment to Credit Agreement dated as of September 30, 1997

         (6)               10.1.4           Fourth Amendment to Credit Agreement dated as of November 18, 1997.

         (9)               10.1.5           Fifth Amendment to Credit Agreement dated as of November 13, 1998.

         (1)               10.2             Form of Note Purchase Agreement (June 25, 1996)

         (3)               10.2.1           Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996

         (4)               10.2.2           Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997

         (8)               10.2.3           Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998

         (1)               10.3             Form of  Contribution,  Conveyance and  Assumption  Agreement  among Heritage  Holdings,
                                            Inc., Heritage Propane Partners, L.P. and Heritage Operating L.P.

         (1)               10.4             1989 Stock Option Plan

         (1)               10.5             1995 Stock Option Plan

         (1)               10.6             Restricted Unit Plan

         (4)               10.6.1           Amendment of Restricted Unit Plan dated as of October 17, 1996

         (2)               10.7             Employment Agreement for James E. Bertelsmeyer

         (1)               10.8             Employment Agreement for R.C. Mills

         (1)               10.9             Employment Agreement for G.A. Darr

         (1)               10.10            Employment Agreement for H. Michael Krimbill

         (8)               10.11            Employment Agreement for Bradley K. Atkinson

         (7)               10.16            Note Purchase Agreement dated as of November 19, 1997

                           Exhibit
                           Number           Description
                           ------           -----------

         (8)               10.16.1          Amendment dated as of October 15, 1998 to November 19, 1997 Note Purchase Agreement

         (8)               21.1             List of Subsidiaries

         (8)               23.3             Consent of Arthur Andersen LLP

                           27.2             Financial Data Schedule - Filed with EDGAR version only

-------------------------------------------------------------------------------

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

         (9) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q for the quarter ended November 30, 1998.

-------------------------------------------------------------------------------