Form 10-Q
period 1999-05-31
HERITAGE PROPANE PARTNERS L P
filed 1999-07-14
CIK 1012569

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO
                              -----------    -----------

COMMISSION FILE NUMBER 1-11727

                         HERITAGE PROPANE PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                                     73-1493906
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

Yes   x    No
   ------     ------

At July 7, 1999, the registrant had units outstanding as follows:
Heritage Propane Partners, L.P.             5,825,674         Common Units
                                            2,777,207         Subordinated Units

                                    FORM 10-Q

                         HERITAGE PROPANE PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                                  Pages
                                                                                                  -----
PART I    FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

               Consolidated Balance Sheets as of May 31, 1999 and August 31, 1998                    1

               Consolidated Statements of Operations for the three months and nine months ended
                  May 31, 1999 and 1998                                                              2

               Consolidated Statement of Partners' Capital for the nine months ended
                  May 31, 1999                                                                       3

               Consolidated Statements of Cash Flows for the nine months ended
                  May 31, 1999 and 1998                                                              4

               Notes to Unaudited Consolidated Financial Statements                                  5

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                7

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                                                       13


PART II  OTHER INFORMATION

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                                            13

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                                     13

     SIGNATURE

                         PART I - FINANCIAL INFORMATION
                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                   May 31,    August 31,
                   ASSETS                                           1999         1998
                   ------                                       -----------   ----------
                                                                (UNAUDITED)
CURRENT ASSETS:
  Cash                                                            $  2,682     $  1,837
  Accounts receivable, net of allowance for doubtful accounts       12,378       10,444
  Inventories                                                        9,083       12,545
  Prepaid expenses                                                   1,495        1,359
                                                                  --------     --------
    Total current assets                                            25,638       26,185

PROPERTY, PLANT AND EQUIPMENT, net                                 152,551      139,490
INVESTMENT IN AFFILIATES                                             5,603        4,739
INTANGIBLES AND OTHER ASSETS, net                                   73,326       69,550
                                                                  --------     --------
    Total assets                                                  $257,118     $239,964
                                                                  ========     ========

          LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Working capital facility                                        $  6,600     $ 10,600
  Accounts payable                                                  13,960       13,952
  Accrued and other current liabilities                              9,803        9,689
  Current maturities of long-term debt                               1,220        1,203
                                                                  --------     --------
    Total current liabilities                                       31,583       35,444

LONG-TERM DEBT, less current maturities                            194,469      177,431
                                                                  --------     --------
    Total liabilities                                              226,052      212,875
                                                                  --------     --------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL PER ACCOMPANYING
  STATEMENTS:
  Common unitholders                                                23,231       20,775
  Subordinated unitholders                                           7,530        6,041
  General partner                                                      305          273
                                                                  --------     --------
    Total partners' capital                                         31,066       27,089
                                                                  --------     --------

    Total liabilities and partners' capital                       $257,118     $239,964
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

                   HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit and unit data)
                                      (unaudited)

                                                   Three Months Ended                 Nine Months Ended
                                                          May 31,                          May 31,
                                                   1999             1998            1999              1998
                                               -----------      -----------      -----------      -----------
REVENUES:
  Retail                                       $    33,779      $    31,051      $   118,022      $   118,866
  Wholesale                                          4,702            7,200           18,224           26,300
  Other                                              4,669            4,034           16,960           14,681
                                               -----------      -----------      -----------      -----------
    Total revenues                                  43,150           42,285          153,206          159,847
                                               -----------      -----------      -----------      -----------

COSTS AND EXPENSES:
  Cost of products sold                             19,519           21,052           71,188           84,637
  Operating expenses                                13,447           12,060           38,983           35,293
  Depreciation and amortization                      3,716            3,736           10,908            9,990
  Selling, general and administrative                1,459            1,448            4,485            4,007
                                               -----------      -----------      -----------      -----------
    Total costs and expenses                        38,141           38,296          125,564          133,927
                                               -----------      -----------      -----------      -----------

OPERATING INCOME                                     5,009            3,989           27,642           25,920

OTHER INCOME (EXPENSE):
  Interest expense                                  (3,872)          (3,619)         (11,731)         (10,824)
  Equity in earnings of affiliates                     364              305            1,185              857
  Gain (loss) on disposal of assets                     30              (62)             545              329
  Other                                                (96)             (90)            (197)            (206)
                                               -----------      -----------      -----------      -----------

INCOME BEFORE MINORITY INTEREST                      1,435              523           17,444           16,076

  Minority interest                                    (91)            (104)            (481)            (536)
                                               -----------      -----------      -----------      -----------

NET INCOME                                           1,344              419           16,963           15,540

GENERAL PARTNER'S INTEREST IN NET INCOME                13                4              169              155
                                               -----------      -----------      -----------      -----------
LIMITED PARTNERS' INTEREST IN NET INCOME       $     1,331      $       415      $    16,794      $    15,385
                                               ===========      ===========      ===========      ===========
BASIC NET INCOME  PER LIMITED PARTNER UNIT     $      0.15      $      0.05      $      1.96      $      1.86
                                               ===========      ===========      ===========      ===========
BASIC WEIGHTED AVERAGE NUMBER OF UNITS
  OUTSTANDING                                    8,594,807        8,390,529        8,584,770        8,282,964
                                               ===========      ===========      ===========      ===========
DILUTED NET INCOME PER LIMITED
  PARTNER UNIT                                 $      0.15      $      0.05      $      1.94      $      1.85
                                               ===========      ===========      ===========      ===========
DILUTED WEIGHTED AVERAGE NUMBER OF UNITS
  OUTSTANDING                                    8,652,731        8,423,773        8,640,424        8,314,189
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                        (in thousands, except unit data)
                                   (unaudited)

                                                                                                                         Total
                                                   NUMBER OF UNITS         Common      Subordinated      General        Partners'
                                               Common     Subordinated   Unitholders    Unitholders      Partner        Capital
                                              ---------   ------------   -----------   ------------     ---------      ---------
BALANCE, AUGUST 31, 1998                      4,876,725     3,702,943     $  20,775      $   6,041      $     273      $  27,089

Unit distribution                                    --            --        (7,681)        (5,832)          (144)       (13,657)

Other                                                --            --            92             70              7            169

Issuance of restricted Common Units
in connection with certain acquisitions          23,213            --           502            --             --            502

Net income                                           --            --         9,543          7,251            169         16,963
                                              ---------     ---------     ---------      ---------      ---------      ---------
BALANCE, MAY 31, 1999                         4,899,938     3,702,943     $  23,231      $   7,530      $     305      $  31,066
                                              =========     =========     =========      =========      =========      =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands, unaudited)

                                                                           For the Nine Months
                                                                               Ended May 31,
                                                                             1999           1998
                                                                          ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $  16,963      $  15,540
    Reconciliation of net income to net cash provided by
     operating activities-
    Depreciation and amortization                                            10,908          9,990
    Provision for losses on accounts receivable                                 250            324
    Gain on disposal of assets                                                 (545)          (329)
    Deferred compensation on restricted units                                   164            155
    Undistributed earnings of affiliates                                       (864)          (869)
    Minority Interest                                                           (33)            67
    Changes in assets and liabilities, net of effect of acquisitions:
      Accounts receivable                                                    (1,636)          (797)
      Inventories                                                             3,794          4,008
      Prepaid expenses                                                         (102)           458
      Intangibles and other assets                                              889           (459)
      Accounts payable                                                         (173)        (1,145)
      Accrued and other current liabilities                                     (34)         1,554
                                                                          ---------      ---------
          Net cash provided by operating activities                          29,581         28,497
                                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions, net of cash acquired                          (16,763)       (23,342)
  Capital expenditures                                                      (10,541)        (6,607)
  Proceeds from asset sales                                                   1,701          5,233
                                                                          ---------      ---------
          Net cash used in investing activities                             (25,603)       (24,716)
                                                                          ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                   60,454        112,573
  Principal payments on debt                                                (49,935)      (102,858)
  Unit distribution                                                         (13,657)       (12,485)
  Capital contribution from General Partner                                       5            100
                                                                          ---------      ---------
          Net cash provided by financing activities                          (3,133)        (2,670)
                                                                          ---------      ---------

INCREASE IN CASH                                                                845          1,111

CASH, beginning of period                                                     1,837          2,025
                                                                          ---------      ---------

CASH, end of period                                                       $   2,682      $   3,136
                                                                          =========      =========
NONCASH FINANCING ACTIVITIES:
  Notes payable incurred on noncompete agreements                         $   2,540      $   5,722
  Issuance of restricted common units in connection with certain
    acquisitions                                                          $     502      $   9,760
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                                $   9,967      $   7,680


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

2.   DETAILS TO CONSOLIDATED BALANCE SHEETS:

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using average cost while the cost of appliances, parts and fittings is determined by the first-in, first-out method. Inventories consist of the following:

                                   May 31,     August 31,
                                     1999        1998
                                   --------    ---------
Fuel                               $ 3,984     $ 7,939
Appliances, parts and fittings       5,099       4,606
                                   -------     -------
                                   $ 9,083     $12,545
                                   =======     =======

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

                                                        For the Three Months         For the Nine Months
                                                            Ended May 31,                 Ended May 31,
                                                     -------------------------     -------------------------
                                                        1999           1998           1999           1998
                                                     ----------     ----------     ----------     ----------
BASIC NET INCOME PER LIMITED PARTNER UNIT:
Limited partners' interest in net income             $    1,331     $      415     $   16,794     $   15,385
                                                     ==========     ==========     ==========     ==========

Weighted average limited partner units                8,594,807      8,390,529      8,584,770      8,282,964
                                                     ==========     ==========     ==========     ==========

Basic net income per limited partner unit            $      .15     $      .05     $     1.96     $     1.86
                                                     ==========     ==========     ==========     ==========

DILUTED NET INCOME PER LIMITED PARTNER UNIT:
Limited partners' interest in net income             $    1,331     $      415     $   16,794     $   15,385
                                                     ==========     ==========     ==========     ==========

Weighted average limited partner units                8,594,807      8,390,529      8,584,770      8,282,964
Dilutive effect of Phantom Units                         57,924         33,244         55,654         31,225
                                                     ----------     ----------     ----------     ----------
Weighted average limited partner units, assuming
   dilutive effect of Phantom Units                   8,652,731      8,423,773      8,640,424      8,314,189
                                                     ==========     ==========     ==========     ==========

Dilutive net income per limited partner unit         $      .15     $      .05     $     1.94     $     1.85
                                                     ==========     ==========     ==========     ==========

CASH DISTRIBUTIONS:

The Minimum Quarterly Distribution (MQD) of $4,290, or $.50 per Common and Subordinated Unit, was paid on October 15, 1998, to Unitholders of record on October 5, 1998, and $87 was distributed to the General Partner for its cumulative two percent interest. On January 14, 1999 a quarterly distribution of $4,397, or $.5125 per Common and Subordinated Unit, was paid to Unitholders of record on January 4, 1999, and $90 was distributed to the General Partner for its cumulative two percent interest. On April 14, 1999, a quarterly distribution of $4,828, or .5625 per Common and Subordinated Unit, was paid to Unitholders of record at the close of business on April 5, 1999 and $115 was distributed to the General Partner for its cumulative two percent interest and its Incentive Distribution Rights. This $.5625 quarterly distribution represents a 9.8% increase over the first quarter's distribution, is the second increase in the quarterly distribution this fiscal year. On June 24, 1999, the Partnership declared a cash distribution of $.5625 per unit payable on July 15, 1999 to Unitholders of record at the close of business on July 6, 1999.

4.   WORKING CAPITAL FACILTIES AND LONG-TERM DEBT

Effective July 2, 1999, the Partnership entered into the First Amended and Restated Credit Agreement dated May 31, 1999 with Banks (the "Agreement") filed as Exhibit 10.1 filed herewith. The Agreement replaced one of the financial institutions from the previous amended credit agreement and extended the maturities, leaving all the terms essentially unchanged. Reference should be made to footnote 4., "Working Capital Facilities and Long-Term Debt" presented on the Partnership's Form 10-K filed with the Securities and Exchange Commission on November 24, 1998. The terms of the First Amended and Restated Credit Agreement with Banks are as follows:

         A $20,000 Senior Revolving Working Capital Facility, expiring June 30, 2002, with $6,600 outstanding at May 31, 1999. The interest rate and interest payment dates vary depending on the terms the Partnership agrees to when the money is borrowed. The weighted average interest rates were 6.925 percent and 7.59 percent for amounts outstanding at August 31, 1998 and 1997, respectively. The Partnership must be free of all working capital borrowings for 30 consecutive days each fiscal year. The maximum commitment fee payable on the unused portion of the facility in .375 percent.

         A $30,000 Senior Revolving Acquisition Facility is available through December 31, 2001, at which time the outstanding amount must be paid in ten equal quarterly installments, beginning March 31, 2002. The interest rate and interest payment dates vary depending on the terms the Partnership agrees to when the money is borrowed. The average interest rates were 7.0273 percent and 7.38 percent for amounts outstanding at August 31, 1998 and 1997, respectively. The maximum commitment fee payable on the unused portion of the facility is .375 percent.


5.   FOOTNOTES INCORPORATED BY REFERENCE:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Since its formation in 1989, Heritage has grown primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth. Through May 31, 1999, Heritage and the Partnership completed 51 acquisitions for an aggregate purchase price of approximately $226 million. The Partnership has completed 22 of these acquisitions since going public on June 25, 1996. The Partnership engages in the sale, distribution and marketing of propane and other related products. The Partnership derives its revenue primarily from the retail propane marketing business. The General Partner believes that the Partnership is the seventh largest retail marketer of propane in the United States, based on retail gallons sold, serving more than 250,000 residential, industrial/commercial and agricultural customers in 26 states through 149 retail outlets.

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

ANALYSIS OF UNAUDITED HISTORICAL RESULTS OF OPERATIONS

         The following discussion reflects for the periods indicated the results of operations and operating data for the Partnership. Most of the increases in the line items discussed below result from the acquisitions made by the Partnership subsequent to the prior period discussed with the third quarter results adding somewhat due to more normal weather. The acquisition activity affects the comparability of prior period financial matters, as the volumes are not included in the prior period's results of operations. Amounts discussed below reflect 100% of the results of

M-P Energy Partnership, a general partnership in which the Partnership owns a 60% interest. Because M-P Energy Partnership is primarily engaged in lower-margin wholesale distribution, its contribution to the Partnership's net income and EBITDA is not significant.

THREE MONTHS ENDED MAY 31, 1999 COMPARED TO THE THREE MONTHS ENDED MAY 31, 1998.

         Volume. The Partnership sold 38.9 million retail gallons in the three months ended May 31, 1999, an increase of 4.3 million gallons or 12.4% over the
34.6 million gallons sold in the three months ended May 31, 1998. This increase was primarily attributable to acquisition-related volumes and slightly cooler weather during the three months ended May 31, 1999 than in the same three-month period last year.

         The Partnership also sold approximately 16.6 million wholesale gallons in the third quarter, a decrease of 3.8 million gallons or 18.6% from the 20.4 million wholesale gallons sold in the third quarter of fiscal 1998. The decrease in wholesale volumes was attributable to a decline of 2.8 million gallons in the foreign operations of M-P Energy Partnership and a decline of 1.0 million gallons in U.S. wholesale operations. Wholesale volumes continue to be affected by the warmer than normal weather and decreased demand.

         Revenues. Total revenues for the Partnership increased $.8 million or 1.9% to $43.1 million for the three months ended May 31, 1999 as compared to $42.3 million for the same three-month period last year. The current period's domestic retail propane revenues increased $2.7 million or 8.7% to $33.8 million versus the prior year's comparable period results of $31.1 million due to increased volumes offset by lower selling prices. The U.S. wholesale revenues decreased $.5 million to $.9 million as a result of the decline in the related volumes and lower selling prices. Other domestic revenues increased $.7 million or 17.5% to $4.7 million as a result of acquisitions and internal growth. Foreign revenues decreased $2.1 million for the three months ended May 31, 1999, to $3.7 million as compared to $5.8 million for the three months ended May 31, 1998, primarily as a result of lower selling prices and decreased volume.

         Cost of Sales. Total cost of sales decreased $1.6 million or 7.6% to $19.5 million for the three months ended May 31, 1999, as compared to $21.1 million for the three months ended May 31, 1998. This decrease was primarily made up of the decrease of foreign cost of sales of $2.1 million due to reduced volumes and lower product costs this quarter as compared to last year's third quarter. U.S. wholesale cost of sales declined $.5 million in the third quarter comparisons for the same reasons. Retail fuel cost of sales increased $.5 million or 3.8% to $13.7 million in the third quarter of fiscal 1999, compared to $13.2 million in the third quarter of fiscal 1998 as the impact of the increase in retail volumes was largely offset by lower fuel costs. Other cost of sales also increased $.5 million in the third quarter comparison in correlation to the increase in other revenues.

         Gross Profit. Total gross profit increased $2.4 million or 11.3% to $23.6 million for the three months ended May 31, 1999, as compared to $21.2 million for the three months ended May 31, 1998 due to the aforementioned increases in retail volumes and lower product costs. Retail margins for the third quarter ended May 31, 1999 remained constant with those of the third quarter ended May 31, 1998 and wholesale margins showed improvement in the same period comparison.

         Operating Expenses. Operating expenses increased $1.3 million or 10.7% to $13.4 million in the third quarter of fiscal 1999 as compared to $12.1 million in the third quarter of fiscal 1998 primarily due to acquisition related operating expenses as operating personnel continue efforts to contain costs.

         Selling, General and Administrative. Selling, general and administrative expenses were $1.5 million for the three months ended May 31, 1999, an increase of $.1 million from the $1.4 million reported the same three month period last year.

         Depreciation and Amortization. Depreciation and amortization remained constant at $3.7 million for the third quarter ended May 31, 1999 as compared to the third quarter ended May 31, 1998.

         Operating Income. Operating income for the three months ended May 31, 1999, increased $1.0 million, or 25.0%, to $5.0 million as compared to $4.0 million for the same three-month period last fiscal year. This increase is primarily attributable to increased gross profit and cost containment offset by the acquisition related increase in operating expenses.

         Net Income. Third quarter net income increased $.9 million to $1.3 million as compared to fiscal 1998's third quarter net income of $.4 million primarily as a result of increased operating income.

         EBITDA. Earnings before interest, taxes, depreciation and amortization increased $1.1 million or 13.6% to $9.2 million for the third quarter ended May 31, 1999, as compared to $8.1 million for the third quarter of fiscal 1998. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

NINE MONTHS ENDED MAY 31, 1999 COMPARED TO THE NINE MONTHS ENDED MAY 31, 1998.

         Volume. The Partnership sold 137.3 million retail gallons in the nine months ended May 31, 1999, an increase of 12.0 million gallons or 9.6% over the
125.3 million gallons sold in the nine months ended May 31, 1998. This increase was primarily attributable to acquisition related volumes offset by the negative affects of one of the warmest heating seasons on record.

         The Partnership also sold approximately 62.3 million wholesale gallons in the nine months ended May 31, 1999, a decrease of 7.9 million gallons or 11.3% from the 70.2 million wholesale gallons sold in the same period of fiscal 1998. The decrease in wholesale volumes was attributable to a decline of 4.7 million gallons in the foreign operations of M-P Energy Partnership and a decline of 3.2 million gallons in U.S. wholesale operations, both primarily due to the warm heating season.

         Revenues. Total revenues for the Partnership decreased $6.6 million or 4.1% to $153.2 million for the nine months ended May 31, 1999 as compared to $159.8 million for the same nine-month period last year. For the nine months ended May 31, 1999, domestic retail propane revenues decreased $.9 million to $118.0 million. A significant part of the decrease in retail fuel revenues is that the Partnership lowered the selling price to customers in relation to the lower cost of product. U.S. wholesale revenues decreased $1.8 million to $3.1 million and foreign revenues decreased $6.3 million to $15.1 million for the nine months ended May 31, 1999. The U.S. and foreign wholesale revenue decreases were primarily a result of lower selling prices and decreased volumes. Other domestic revenues increased $2.4 million or 16.4% to $17.0 million as a result of acquisitions and to a lesser degree internal growth.

         Cost of Sales. Total cost of sales decreased $13.4 million or 15.8% to $71.2 million for the nine months ended May 31, 1999, as compared to $84.6 million for the nine months ended May 31, 1998. U.S. cost of sales decreased $7.0 million or 10.9% to $57.2 million in the nine months ended May 31, 1999 compared to $64.2 million in the same nine-month period of fiscal 1998. Foreign cost of sales decreased $6.4 million or 31.4% to $14.0 million in this nine-month period as compared to fiscal 1998's nine-month results of $20.4 million. Product costs remained low during fiscal 1999 due to reduced demand for propane from an unseasonably warm heating season and high levels of inventory in the market.

         Gross Profit. Total gross profit increased $6.8 million or 9.0% to $82.0 million for the nine months ended May 31, 1999, as compared to $75.2 million for the nine months ended May 31, 1998. Strong first quarter margins coupled with acquisition related volumes offset the effect of reduced margins during the second quarter. Third quarter weather that was cooler than last year but about normal assisted in margin recovery and volume increases.

         Operating Expenses. Operating expenses increased by $3.7 million or 10.5% to $39.0 million in the nine months ended May 31, 1999 as compared to $35.3 million in the nine months ended May 31, 1998. Management has continued its efforts toward cost containment partially offsetting the resulting increase in operating expenses due to acquisitions.

         Selling, General and Administrative. Selling, general and administrative expenses were $4.5 million for the nine months ended May 31, 1999, an increase of $.5 million or 12.5% from the $4.0 million reported the same nine month period last year.

         Depreciation and Amortization. Depreciation and amortization increased approximately $.9 million or 9% to $10.9 million for the nine months ended May 31, 1999, as compared to $10.0 million for the nine months ended May 31, 1998. This increase was primarily the result of additional depreciation and amortization associated with the increase in property, plant, and equipment along with intangible assets from the acquisitions the Partnership made subsequent to May 31, 1998 and other fixed asset additions.

         Operating Income. Operating income for the nine months ended May 31, 1999, increased $1.7 million to $27.6 million or 6.6% as compared to $25.9 million for the same nine-month period last fiscal year. Increased gross profit and continued efforts for cost containment, partially offset by acquisition related increases in operating expenses and depreciation and amortization, has enabled the Partnership to attain operating income above last year's during this nine month period despite one of the warmest heating season on record.

         Net Income. Year to date net income increased $1.5 million or 9.7% to $17.0 million as compared to fiscal 1998's year to date net income of $15.5 million. This increase is the result of higher operating income for the current nine month period, offset by an increase in interest expense due to acquisition related debt.

         EBITDA. Earnings before interest, taxes, depreciation and amortization increased $3.2 million or 8.7% to $40.0 million for the nine months ended May 31, 1999, as compared to $36.8 million for the nine months ended May 31, 1998. EBITDA is defined as operating income plus depreciation and amortization (including the EBITDA of investees). EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

LIQUIDITY AND CAPITAL RESOURCES

         The ability of the Partnership to satisfy its obligations will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. Future capital needs of the Partnership are expected to be provided by various sources as follows:

     a) increases in working capital will be financed on the working capital line of credit and repaid from subsequent seasonal reductions in inventory and accounts receivable;

     b) payment of interest costs, and other debt services, will be provided by the annual cash flow from operations;

     c) required maintenance capital, predominantly vehicle replacement, will also be provided by the annual cash flow from operations;

     d) growth capital, mainly for customer tanks, expended will be financed by the revolving acquisition bank line of credit and

     e) acquisition capital expenditures will be financed with additional indebtedness on the revolving acquisition bank line of credit, other lines of credit, issues of additional Common Units or a combination thereof.


    CASH FLOWS

    Operating Activities. Cash provided by operating activities during the nine months ended May 31, 1999, was $29.6 million compared to $28.5 million during the nine months ended May 31, 1998. The cash flows from operations during the nine months ended May 31, 1999, consisted primarily of net income of $17.0 million and non-cash activity of $9.9 million, principally depreciation and amortization, offset by a non-recurring gain from the sale of certain idle property. The impact of working capital changes increased operating cash flow by approximately $2.7 million.

    Investing Activities. Cash used in investing activities during the nine months ended May 31, 1999 included capital expenditures for acquisitions amounting to $16.8 million, net of cash acquired plus $10.5 million spent for maintenance and growth expenditures needed to sustain operations at current levels. Growth expenditures include customer tanks to support growth of operations, the purchase of land previously under lease arrangements and other miscellaneous capitalized items. These investing activities were offset by proceeds from asset sales of $1.7 million, which was principally from the non-recurring sale of certain idle property. The proceeds from asset sales were used to purchase property in certain areas of the Partnership's operations that were previously under lease arrangements plus fund other growth capital expenditures. The Partnership spent an additional $1.7 million of growth capital in the third quarter ended May 31, 1999 to purchase land and buildings that were previously leased.

         Financing Activities. Cash used by financing activities during the nine months ended May 31, 1999 of $3.1 million is the combination of the net reduction of $4.0 million of working capital and $1.1 of other debt, $15.6 million of net additional debt incurred to fund acquisitions and the payment of quarterly distributions to unitholders of $13.6 million.

         FINANCING AND SOURCES OF LIQUIDITY

         The Partnership has a Bank Credit Facility, which includes a Working Capital Facility, a revolving credit facility providing for up to $20 million of borrowings to be used for working capital and other general partnership purposes, and an Acquisition Facility, a revolving credit facility providing for up to $30 million of borrowings to be used for acquisitions and improvements. As of May 31, 1999 the Acquisition Facility had $23.9 million available to fund future acquisitions and the Working Capital Facility had $13.4 million available for borrowings.

         The Partnership also has a Medium Term Note Program that provides for the issuance of up to $100 million of senior secured promissory notes if certain conditions are met. As of May 31, 1999 the Partnership had issued $47 million of these notes. The Partnership has a registration statement filed on Form S-4 registering 2,000,000 additional Common Units which may be issued from time to time by the Partnership by means of a prospectus delivered in connection with its negotiations for acquisitions or other businesses, properties or securities in business combination transactions. As of the date of the filing of this Form 10-Q, 60,606 units have been issued utilizing this Registration Statement No. 333-40407 on Form S-4 in connection with a prior acquisition.

         The Partnership uses its cash provided by operating and financing activities to provide distributions to unitholders and to fund acquisitions, maintenance and growth capital expenditures. Acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and intangibles associated with such acquired businesses, were $16.8 million for the nine months ended May 31, 1999 compared to $23.3 million for the nine months ended May 31, 1998.

         The Partnership has increased its distribution to Unitholders two times during the current fiscal year to a current annual level of $2.25 per unit. Under the Partnership Agreement of Heritage, the Partnership will distribute to its partners, 45 days after the end of each fiscal quarter an amount equal to all of its Available Cash for such quarter. Available cash generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves established by the General Partner in its reasonable discretion that is necessary or appropriate to provide for future cash requirements. The Partnership's commitment to its unitholders is to distribute the increase in its cash flow while maintaining prudent reserves for the Partnership's operations. The decision to increase the quarterly distribution resulted from a review of Heritage's past financial performance and current projections for available cash. The current distribution level includes incentive distributions payable to the General Partner to the extent the quarterly distribution exceeds $.55 per unit ($2.20 annually).

         Pursuant to the terms of the Partnership Agreement, 925,736 Subordinated units held by the General Partner converted to Common Units on July 7, 1999. The conversion of these units was dependent on meeting certain cash performance and distribution requirements during the period that commenced with the Partnership's public offering in June of 1996. As more fully described in the Form 10-K for the year ended August 31, 1998, the subordination period applicable to the remaining Subordinated Units will end the first day of any quarter ending after May 31, 2001, in which certain cash performance and distribution requirements have been met. An additional 925,736 Subordinated Units will convert to Common Units after May 31, 2000 as long as these requirements are met.

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

         The scope of the Partnership's program includes the review and evaluation of (1) its information technology ("IT") such as hardware and software utilized in the Partnership's operations; (2) non-IT systems or embedded technology such as micro-controllers contained in various equipment, facilities and vehicles; and (3) the readiness of third parties which includes key fuel suppliers, vendors and banking facilities. A complete and detailed inventory list of the Partnership's hardware and software systems has been completed enabling us to evaluate the state of readiness of these systems.

The Partnership's district operations use a variety of external software that has been evaluated for Year 2000 compliance. The upgrade to the Y2K software at these district locations is approximately 98% complete. The hardware necessary to accommodate the software upgrades has been replaced as needed. Completion of upgrading the remaining district locations is anticipated by the end of July 1999. The Partnership's central accounting software, which encompasses general ledger, financial reporting, and accounts payable, has been upgraded and successfully tested as Y2K compliant. The Partnership's payroll, fixed asset and wholesale fuel supply and distribution systems are completed. Miscellaneous applications have also been evaluated and upgrades are completed. The non-IT systems such as telephones, fax machines, and photocopiers will be investigated for the date critical Year 2000 and will be replaced or updated as needed for operation and will be completed by January 2000.

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

         The Partnership expects that its IT and non-IT systems will be compliant by the target dates listed. A contingency plan is being developed to deal with system failures and disruptions of service arising from third party Y2K failures. The contingency plan for the Partnership's district operations is primarily focused on one system that already has been successfully tested and is Y2K compliant. This system affects two-thirds of our district operations and if other systems fail during the testing, they will be upgraded to this compliant system. The success the Partnership has with dealing with the issues of the Year 2000 and its vendor and supplier's success in the matter will affect the Partnership's future operations. Interruptions in the Partnership's operations or those of its major suppliers and vendors due to Year 2000 failures could have a material adverse affect on its operations and cash flows. In addition to the business risks noted above there are other Y2K risks, which include but are not limited to utility and telecommunication systems failure to provide service, which are beyond the Partnership's control and could have adverse effects on our operations.

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


                              PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the three months ended May 31, 1999, the Partnership issued 23,213 Common Units ("Units") to Heritage Holdings Inc., the Partnership's General Partner. These Units were issued in connection with the assumption of certain liabilities by the General Partner from the Partnership's prior acquisition of certain assets of a propane company. The General Partner's Units were not registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, by virtue of an exemption under Section 4(2) thereof. These Units carry a restrictive legend with regard to transfer of the Units.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

(a) The following exhibits are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

                Exhibit
                 Number    Description
                -------    -----------
         (1)      3.1      Agreement of Limited Partnership of Heritage Propane
                           Partners, L.P.

         (*)      10.1     First Amended and Restated Credit Agreement with
                           Banks Dated May 31, 1999

         (1)      10.2     Form of Note Purchase Agreement (June 25, 1996)

         (3)      10.2.1   Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of July 25, 1996

         (4)      10.2.2   Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of March 11, 1997

                Exhibit
                 Number    Description
                -------    -----------

         (6)      10.2.3   Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of October 15, 1998

         (1)      10.3     Form of Contribution, Conveyance and Assumption
                           Agreement among Heritage Holdings, Inc., Heritage
                           Propane Partners, L.P. and Heritage Operating L.P.

         (1)      10.4     1989 Stock Option Plan

         (1)      10.5     1995 Stock Option Plan

         (1)      10.6     Restricted Unit Plan

         (4)      10.6.1   Amendment of Restricted Unit Plan dated as of October
                           17, 1996

         (2)      10.7     Employment Agreement for James E. Bertelsmeyer

         (1)      10.8     Employment Agreement for R.C. Mills

         (1)      10.9     Employment Agreement for G.A. Darr

         (1)      10.10    Employment Agreement for H. Michael Krimbill

         (6)      10.11    Employment Agreement for Bradley K. Atkinson

         (*)      10.12    First Amended and Restated Revolving Credit Agreement
                           between Heritage Service Corp. and Banks Dated May
                           31, 1999

         (5)      10.16    Note Purchase Agreement dated as of November 19, 1997

         (6)      10.16.1  Amendment dated as of October 15, 1998 to November
                           19, 1997 Note Purchase Agreement

         (6)      21.1     List of Subsidiaries

         (6)      23.3     Consent of Arthur Andersen LLP

                  27.1 Financial Data Schedule - Filed with EDGAR version only

--------------------------------------------------------------------------------

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

(5) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q for the quarter ended May 31, 1998.

(6) Incorporated by reference to the same numbered Exhibit to Registrant's Form 10-K for the year ended August 31, 1998.

(*)      Filed herewith

--------------------------------------------------------------------------------

(b)      Reports of Form 8-K.

         The registrant has filed no reports on Form 8-K for the quarter for which this report is filed.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HERITAGE PROPANE PARTNERS, L.P.

                                     By: Heritage Holdings, Inc.,General Partner



Date:  July 12, 1999                 By:  /s/ H. Michael Krimbill
                                         ---------------------------------------
                                              H. Michael Krimbill
                                         (President and Chief Financial Officer
                                         and officer duly authorized to sign on
                                         behalf of the registrant

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                                INDEX TO EXHIBITS

                Exhibit
                 Number    Description
                -------    -----------
         (1)      3.1      Agreement of Limited Partnership of Heritage Propane
                           Partners, L.P.

         (*)      10.1     First Amended and Restated Credit Agreement with
                           Banks Dated May 31, 1999

         (1)      10.2     Form of Note Purchase Agreement (June 25, 1996)

         (3)      10.2.1   Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of July 25, 1996

         (4)      10.2.2   Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of March 11, 1997

         (6)      10.2.3   Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of October 15, 1998

         (1)      10.3     Form of Contribution, Conveyance and Assumption
                           Agreement among Heritage Holdings, Inc., Heritage
                           Propane Partners, L.P. and Heritage Operating L.P.

         (1)      10.4     1989 Stock Option Plan

         (1)      10.5     1995 Stock Option Plan

         (1)      10.6     Restricted Unit Plan

         (4)      10.6.1   Amendment of Restricted Unit Plan dated as of October
                           17, 1996

         (2)      10.7     Employment Agreement for James E. Bertelsmeyer

         (1)      10.8     Employment Agreement for R.C. Mills

         (1)      10.9     Employment Agreement for G.A. Darr

         (1)      10.10    Employment Agreement for H. Michael Krimbill

         (6)      10.11    Employment Agreement for Bradley K. Atkinson

         (*)      10.12    First Amended and Restated Revolving Credit Agreement
                           between Heritage Service Corp. and Banks Dated May
                           31, 1999

         (5)      10.16    Note Purchase Agreement dated as of November 19, 1997

         (6)      10.16.1  Amendment dated as of October 15, 1998 to November
                           19, 1997 Note Purchase Agreement

                Exhibit
                 Number    Description
                -------    -----------
         (6)      21.1     List of Subsidiaries

         (6)      23.3     Consent of Arthur Andersen LLP

                  27.2 Financial Data Schedule - Filed with EDGAR version only

--------------------------------------------------------------------------------

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

(5) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q for the quarter ended May 31, 1998.

(6) Incorporated by reference to the same numbered Exhibit to Registrant's Form 10-K for the year ended August 31, 1998.

(*)      Filed herewith

--------------------------------------------------------------------------------