Form 10-K
period 1999-08-31
HERITAGE PROPANE PARTNERS L P
filed 1999-11-29
CIK 1012569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE FISCAL YEAR ENDED AUGUST 31, 1999

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
Yes  x     No
    ----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value as of November 3, 1999, of the registrant's Common Units held by nonaffiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $121,825,000

At November 3, 1999, the registrant had units outstanding as follows:
Heritage Propane Partners, L.P.             7,065,174         Common Units
                                            2,777,207         Subordinated Units
Documents Incorporated by Reference:  None

                         HERITAGE PROPANE PARTNERS, L.P.

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                     PART I
                                                                                                              PAGE
                                                                                                             ------

ITEM   1.  BUSINESS. ...........................................................................................1

ITEM   2.  PROPERTIES...........................................................................................7

ITEM   3.  LEGAL PROCEEDINGS................................................................................... 8

ITEM   4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................8


                                                     PART II


ITEM   5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED
              UNITHOLDER MATTERS................................................................................9

ITEM   6.  SELECTED HISTORICAL FINANCIAL AND OPERATING DATA....................................................10

ITEM   7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS..............................................................11

ITEM   7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................18

ITEM   8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................................19

ITEM   9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE..............................................................19


                                                    PART III


ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................................20

ITEM  11.  EXECUTIVE COMPENSATION..............................................................................22

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT...................................................................................24

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................26

                         HERITAGE PROPANE PARTNERS, L.P.

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                     PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K...............................................................................26

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

BUSINESS OF HERITAGE OPERATING, L.P.

     The Operating Partnership, a Delaware limited partnership, was formed in April of 1996, to acquire, own and operate the propane business and assets of Heritage Holdings, Inc. (the "Company", "Heritage", and "General Partner"). As of November 3, 1999, there were 7,065,174 common units outstanding, representing an approximate 70% limited partner interest in the Partnership, and 2,777,207 subordinated units outstanding, representing an approximate 28% interest in the Partnership. The General Partner owns all of the subordinated units and 1,116,243 of the common units. The General Partner has retained a 1% general partner interest in the MLP and also holds a 1.0101% general partner interest in the Operating Partnership, representing a 2% general partner interest in the Partnership on a combined basis. The common units and the subordinated units represent limited partner interests in the Partnership, which entitle the holders thereof to participate in distributions and exercise the rights and privileges available to limited partners under the partnership agreement. As General Partner of the Partnership, the Company performs all management functions required for the Partnership.

GENERAL

     The Partnership is a Delaware limited partnership formed to acquire, own and operate the propane business and assets of Heritage. Heritage serves as the general partner of the Partnership. The Partnership believes it is the seventh largest retail marketer of propane in the United States (as measured by retail gallons sold). Heritage currently serves more than 265,000 active residential, commercial, industrial and agricultural customers from 156 customer service locations in 26 states. The Partnership's operations extend from coast to coast with concentrations in the western, upper midwestern and southeastern regions of the United States, with expansion into the northeastern United States in the last three years.

     The business of the Partnership, starting with the formation of Heritage in 1989, has grown primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth. Since its inception in 1989 through August 31, 1999, the Partnership and its predecessor have completed 59 acquisitions for a total purchase price of approximately $242 million. Volumes of propane sold to retail customers have increased steadily from 63.2 million gallons for the fiscal year ended August 31, 1992 to 159.9 million gallons for the fiscal year ended August 31, 1999. Since August 31, 1999, the Partnership has acquired five additional propane companies.

     The Partnership believes that its competitive strengths include: (i) management's experience in identifying, evaluating and completing acquisitions,
(ii) operations that are focused in areas experiencing higher-than-average population growth, (iii) a low cost overhead structure and (iv) a decentralized operating structure and entrepreneurial workforce. These competitive strengths have enabled the Partnership to achieve levels of EBITDA per retail propane gallon that the Partnership believes are among the highest of any publicly traded propane partnership. The Partnership believes that as a result of its geographic diversity and district-level incentive compensation program, the Partnership has been able to reduce the effect of adverse weather conditions on EBITDA, including those experienced by Heritage during the warmer-than-normal winters of the past four years with the winter of 1998 - 1999 recorded as one of the warmest winters this century. The Partnership believes that its concentration in higher-than-average population growth areas provides it with a strong economic foundation for expansion through acquisitions and internal growth. The Partnership does not believe that it is significantly more vulnerable than its competitors to displacement by natural gas distribution systems because the majority of the Partnership's areas of operations are rural and their population growth tends to open business opportunities for the Partnership in more remote locations on their peripheries.

BUSINESS STRATEGY

     The Partnership's strategy is to expand its operations and increase its retail market share in order to increase the funds available for distribution to its Unitholders. The three critical elements to this strategy are described below.

     Acquisitions. Acquisitions will be the principal means of growth for the Partnership, as the retail propane industry is mature and overall demand for propane is expected to experience limited growth in the foreseeable future. The Partnership believes that the fragmented nature of the propane industry provides significant opportunities for growth through acquisition. Industry sources indicate that there are over 8,000 retail propane operations, of which the 10 largest retailers, including the Partnership, account for approximately 37% of the total retail sales. The Partnership follows a disciplined acquisition strategy that concentrates on companies (i) in geographic areas experiencing higher-than-average population growth, (ii) with a high percentage of sales to residential customers, (iii) with local reputations for quality service and (iv) with a high percentage of tank ownership. In addition the Partnership attempts to capitalize on the reputations of the companies it acquires by maintaining local brand names, billing practices and employees, thereby creating a sense of continuity and minimizing customer loss. The Partnership believes that this strategy has helped to make it an attractive buyer for many acquisition candidates from the seller's viewpoint.

     Through August 31, 1999, the Partnership and its predecessor have completed 59 acquisitions for a total purchase price of approximately $242 million. The Partnership has completed five additional acquisitions since that time. Of these companies acquired, 13 represent "core acquisitions" with multiple plants in a specific geographic area, with the balance representing "blend-in companies" which operate in an existing region. The Partnership will focus on acquisition candidates in its existing areas of operations, but will consider core acquisitions in other higher-than-average population growth areas in order to further reduce the impact on the Partnership's operations of adverse weather patterns in any one region. While the Partnership is currently evaluating numerous acquisition candidates, there can be no assurance that the Partnership will identify attractive acquisition candidates in the future, that the Partnership will be able to acquire such businesses on economically acceptable terms or successfully integrate them into their existing operations and make cost-saving changes, that any acquisition will not dilute earnings and distributions to Unitholders or that any additional debt incurred to finance an acquisition will not adversely affect the ability of the Partnership to make distributions to Unitholders.

     In order to facilitate the Partnership acquisition strategy, the Operating Partnership maintains a Bank Credit Facility. The Partnership recently amended their credit facility to increase the total amount available for borrowings from $50 million to $85 million. The Bank Credit Facility currently consists of the $50.0 million Acquisition Facility to be used for acquisitions and improvements and the $35.0 million Working Capital Facility to be used for working capital and other general partnership purposes. The Partnership also has the ability to fund acquisitions through the issuance of additional partnership interests and through the Medium Term Note Program. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Description of Indebtedness."

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

     Low Cost, Decentralized Operations. The Partnership focuses on controlling costs at the corporate and district levels. While the Partnership has realized certain economies of scale as a result of its acquisitions, it attributes its low overhead primarily to its decentralized structure. By delegating all customer billing and collection activities to the district level, the Partnership has been able to operate without a large corporate staff. Of the Partnership's 1,040 full-time employees as of August 31, 1999, only 42, or approximately 4%, were general and administrative. In addition, the Partnership plant bonus system encourages district employees at all levels to control costs and expand revenues.

     As a result of the implementation of the strategy described above, the Partnership has achieved the retail sales volumes per fiscal year set forth below:

Retail Propane Gallons Sold (in millions) :


                                1990     1991    1992    1993     1994   1995    1996     1997    1998    1999
                               -----    -----   -----   -----    -----  -----   -----    -----   -----   -----
                                37.5     48.2    63.2    73.4     79.7   98.3   118.2    125.6   146.7   159.9


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

     Propane competes with other sources of energy, some of which are less costly for equivalent energy value. The Partnership competes for customers against suppliers of electricity, natural gas and fuel oil. Competition from alternative energy sources has been increasing as a result of reduced regulation of many utilities including natural gas and electricity. Except for certain industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because natural gas is a significantly less expensive source of energy than propane. The gradual expansion of the nation's natural gas distribution systems has resulted in the availability of natural gas in many areas that previously depended upon propane. Although the extension of natural gas pipelines tends to displace propane distribution in areas affected, the Partnership believes that new opportunities for propane sales arise as more geographically remote neighborhoods are developed. Although propane is similar to fuel oil in certain applications and market demand, propane and fuel oil compete to a lesser extent primarily because of the cost of converting from one to another. Based upon information provided by the Energy Information Agency, propane accounts for approximately three to four percent of household energy consumption in the United States.

     In addition to competing with alternative energy sources, the Partnership competes with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry publications, the Partnership believes that the domestic retail market for propane is approximately 8.6 billion gallons annually, that the 10 largest retailers, including the Partnership, account for approximately 37% of the total retail sales of propane in the United States, and that no single marketer has a greater than 10% share of the total retail market in the United States. Most of the Partnership's retail distribution branches compete with five or more marketers or distributors. Each retail distribution outlet operates in its own competitive environment because retail marketers tend to locate in close proximity to customers. The typical retail distribution outlet generally has an effective marketing radius of approximately 50 miles although in certain rural areas the marketing radius may be extended by a satellite location.

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

     The wholesale propane business is highly competitive. For fiscal 1999, the Partnership's domestic wholesale operations (excluding M-P Energy Partnership) accounted for only 4.6% of total volumes and less than 1% of its gross profit. The Partnership does not emphasize wholesale operations, but it believes that limited wholesale activities enhance its ability to supply its retail operations.

PRODUCTS, SERVICES AND MARKETING

     The Partnership distributes propane through a nationwide retail distribution network consisting of 156 customer service locations in 26 states. The Partnership's operations are concentrated in large part in the western, upper midwestern and southeastern regions of the United States, with expansion over the last three years into the northeastern part of the United States. The Partnership's serves more than 265,000 active customers. Historically, approximately two-thirds of the Partnership's retail propane volume and in excess of 80% of its EBITDA are attributable to sales during the six-month peak heating season from October through March, as many customers use propane for heating purposes. Consequently, sales and operating profits are normally concentrated in the Partnership's first and second fiscal quarters. Cash flows from operations, however, are generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the six-month peak season. To the extent necessary, the Partnership will reserve cash from these periods for distribution to Unitholders during the warmer seasons.

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

     Propane use falls into three broad categories: (i) residential applications, (ii) industrial, commercial and agricultural applications and
(iii) other retail applications, including motor fuel sales. Approximately 95% of the domestic gallons sold by the Partnership in fiscal 1999 were to retail customers and approximately 5% were to wholesale customers. Of the retail gallons sold by the Partnership in fiscal 1999, 57% were to residential customers, 34% were to industrial, commercial and agricultural customers, and 9% were to other retail users. Sales to residential customers in fiscal 1999 accounted for 54% of total domestic gallons sold inclusive of domestic wholesale but 68% of the Partnership's gross profit from propane sales. Residential sales have a greater profit margin and a more stable customer base than other markets served by the Partnership. Industrial, commercial and agricultural sales accounted for 23% of the Partnership's gross profit from propane sales for fiscal year 1999, with all other retail users accounting for 8%. Additional volumes sold to wholesale customers contributed the remaining 1% of gross profit from propane sales. No single customer accounted for 5% or more of the Partnership's revenues during fiscal year 1999.

     The propane business is very seasonal with weather conditions significantly affecting demand for propane. The Partnership believes that the geographic diversity of its operations helps to minimize its nationwide exposure to regional weather. Although overall demand for propane is affected by climate, changes in price and other factors, the Partnership believes its residential and commercial business to be relatively stable due to the following characteristics: (i) residential and commercial demand for propane has been relatively unaffected by general economic conditions due to the largely non-discretionary nature of most propane purchases by the Partnership's customers, (ii) loss of customers to competing energy sources has been low,
(iii) the tendency of the Partnership's customers to remain with the Partnership due to the product being delivered pursuant to a regular delivery schedule and to the Partnership's ownership of over 87% of the storage tanks utilized by its customers, and (iv) the historic ability of the Partnership to more than offset customer losses through internal growth of its customer base in existing markets. Since home heating usage is the most sensitive to temperature, residential customers account for the greatest usage variation due to weather. Variations in the weather in one or more regions in which the Partnership operates can significantly affect the total volumes of propane sold by the Partnership and the margins realized thereon and, consequently, the Partnership's results of operations. The Partnership believes that sales to the commercial and industrial markets, while affected by economic patterns, are not as sensitive to variations in weather conditions as sales to residential and agricultural markets.

PROPANE SUPPLY AND STORAGE

     The Partnership's propane supply is purchased from over 50 oil companies and natural gas processors at numerous supply points located in the United States and Canada. Most of the propane purchased by the Partnership is fiscal 1999 was purchased pursuant to one year agreements subject to annual renewal, but the percentage of contract purchases may vary from year to year as determined by the Partnership. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major delivery points. Most of these agreements provide maximum and minimum seasonal purchase guidelines. The Partnership enters into such contracts to meet normal purchase requirements. The Partnership is required to take delivery of contracted volumes and no settlement provisions exist. The Partnership receives its supply of propane predominately through railroad tank cars and common carrier transport. In addition, the Partnership makes purchases on the spot market and takes physical delivery from time to time to take advantage of favorable pricing.

     Supplies of propane from the Partnership's sources historically have been readily available. In the fiscal year ended August 31, 1999, Dynegy Liquids Marketing and Trade ("Dynegy") provided approximately 14% of the Partnership's total domestic propane supply. The Partnership believes that, if supplies from Dynegy were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations. Aside from Dynegy, no single supplier provided more than 10% of the Partnership's total domestic propane supply in the fiscal year ended August 31, 1999. Although no assurance can be given that supplies of propane will be readily available in the future, the Partnership expects a sufficient supply to continue to be available. However, increased demand for propane in periods of severe cold weather, or otherwise, could cause future propane supply interruptions or significant volatility in the price of propane.

     During fiscal 1999, the Partnership purchased approximately 63% of its propane supplies from domestic suppliers with the remainder being procured through M-P Oils, Ltd., a wholly owned subsidiary of the Partnership. M-P Oils, Ltd. holds a 60% interest in a Canadian partnership, M-P Energy Partnership, which buys and sells propane for its own account as well as supplies the Partnership's volume requirements in the northern states. Those volumes are included in the sources of propane set forth in the immediately preceding paragraph.

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

GOVERNMENT REGULATION

     The Partnership is subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes. These laws include without limitation, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right-to-Know Act, the Clean Water Act, and comparable state statutes. CERCLA, also known as the "Superfund" law, imposes joint and several liability in most instances, without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a "hazardous substance" into the environment. Propane is not a hazardous substance within the meaning of CERCLA. However, certain automotive waste products generated by the Partnership's truck fleet, as well as "hazardous substances" or "hazardous waste" disposed of during past operations by third parties on the Partnership's properties, could subject the Partnership to liability under CERCLA. Such laws and regulations could result in civil or criminal penalties in cases of non-compliance and impose liability for remediation costs. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances or waste.

     In connection with all acquisitions of retail propane businesses that involve the acquisitions of any interest in real estate, the Partnership conducts an environmental review in an attempt to determine whether any substance other than propane has been sold from, or stored on, any such real estate prior to its purchase. Such review includes questioning the seller, obtaining representations and warranties concerning the seller's compliance with environmental laws and conducting inspections of the properties. Where warranted, independent environmental consulting firms are hired to look for evidence of hazardous substances or the existence of underground storage tanks.

     Petroleum-based contamination or environmental wastes are known to be located on or adjacent to three sites which the Partnership presently or formerly operates. These sites were evaluated at the time of their acquisition. In all cases, remediation operations have been or will be undertaken by others, and in all three cases, the Partnership obtained indemnification for expenses associated with any remediation from the former owners or related entities. Based on information currently available to the Partnership, such projects are not expected to have a material adverse effect on the Partnership's financial condition or results of operation.

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

     On August 16, 1997, the Department of Transportation ("DOT") stated in a Temporary Regulation (49 CFR 171.5), that existing regulations required the operators of cargo tank vehicles to maintain an unobstructed view of the vehicle when making customer deliveries. Under the DOT's ruling, the regulations required two people to attend customer deliveries or required the attendant to remain at a point midway between the vehicle and the point of delivery. Two separate lawsuits were filed against the DOT by parties affected by the regulations and by industry organizations in an effort to prevent enforcement of the temporary regulation. In response to this industry action and as part of its negotiated rulemaking process, the DOT proposed revisions to its Hazardous Material Regulations and the "unobstructed view" requirement. Under the Final Rule adopted on May 24, 1999, Section 171.5 was removed and the Hazardous Material Regulations as they relate to the unloading of liquefied compressed gasses from cargo tank motor vehicles were revised to require delivery vehicles to be fitted with off-truck remote shut-off capability. The DOT's revisions require that installation of such remote shut-offs be completed by July 1, 2001. Heritage has completed installation of remote shut-offs in all of its bobtail delivery vehicles.

     The Partnership has implemented environmental programs and policies designed to avoid potential liability and cost under applicable environmental laws. It is possible, however, that we will have increased costs due to stricter pollution control requirements or liabilities resulting from non-compliance with operating or other regulatory permits. It is not anticipated that the Partnership's compliance with or liabilities under environmental, health and safety laws and regulations, including CERCLA, will have a material adverse effect on the Partnership. To the extent that there are any environmental liabilities unknown to the Partnership or environmental, health or safety laws or regulations are made more stringent, there can be no assurance that the Partnership's results of operations will not be materially and adversely affected.

EMPLOYEES

     As of August 31, 1999, the Partnership had 1,040 full time employees, of whom 42 were general and administrative and 998 were operational employees. None of the Partnership's employees are represented by a labor union. The Partnership believes that its relations with its employees are satisfactory. The Partnership has hired as many as 100 seasonal workers to meet peak winter demands.

ITEM 2.  PROPERTIES

     The Partnership operates bulk storage facilities at 156 district sites, of which approximately 80% are owned or under long-term lease and the balance are subject to renewal in the ordinary course of business during the next ten years. The Partnership believes that the increasing difficulty associated with obtaining permits for new propane distribution locations makes its high level of site ownership and control a competitive advantage. The Partnership owns approximately ten million gallons of aboveground storage capacity at its various plant sites. In addition, in 1999, the Partnership leased approximately 10.3 million gallons of underground storage facilities in two states (5.0 million gallons of storage in Alto, Michigan and 5.3 million gallons in Bumstead, Arizona). The

Partnership does not own or operate any underground storage facilities (excluding customer and local distribution tanks) or pipe line transportation assets (excluding local delivery systems).

     The Partnership also owns 50% of Bi-State Propane, a California general partnership that conducts business in South Lake Tahoe, Truckee, Mammoth Lakes and other locations in California and in Reno and other Nevada locations. The Bi-State Propane locations are included in the Partnership's site counts and all site, customer and other property descriptions contained herein include all Bi-State Propane information on a gross basis.

     The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of August 31, 1999, the Partnership had a fleet of 17 transport truck tractors and 25 transport trailers, all of which are owned by the Partnership. In addition, the Partnership utilizes approximately 440 bobtails and 740 other delivery and service vehicles, all of which are owned by the Partnership. As of August 31, 1999, the Partnership owned approximately 226,000 customer storage tanks with typical capacities of 120 to 1,000 gallons. These customer storage tanks are collateral to secure the obligations of the Partnership under its borrowings from its banks and noteholders.

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

     The Partnership utilizes a variety of trademarks and tradenames that it owns, including "Heritage Propane." The Partnership believes that its strategy of retaining the names of the acquired companies has maintained the local identification of such companies and has been important to the continued success of these businesses. The Partnership's most significant trade names are Balgas, Bi-State Propane, Blue Flame Gas of Charleston, Blue Flame Gas of Mt. Pleasant, Blue Flame Gas of Vermont, Carolane Propane Gas, Gas Service Company, Holton's
L. P. Gas, Ikard & Newsom, Northern Energy, Sawyer Gas, Keen Propane, Gibson Propane and Rural Bottled Gas and Appliance. The Partnership regards its trademarks, tradenames and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products.




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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders of the Partnership during the fiscal year ended August 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNITHOLDER
         MATTERS.



MARKET PRICE OF AND DISTRIBUTIONS ON THE COMMON UNITS AND RELATED UNITHOLDER MATTERS

     The common units representing limited partners interests ("Common Units") are listed on the New York Stock Exchange, which is the principal trading market for such securities, under the symbol "HPG". The following table sets forth, for the periods indicated, the high and low sales prices per Common Unit, as reported on the New York Stock Exchange Composite Tape, and the amount of cash distributions paid per Common Unit.


                                                            Price Range                          Cash
                                                    High                   Low              Distribution (1)
                                              ---------------        ---------------        ---------------
1998 FISCAL YEAR
First Quarter Ended November 30, 1997         $        25.500        $        22.625        $          0.50
Second Quarter Ended February 28, 1998        $        25.000        $        23.125        $          0.50
Third Quarter Ended May 31, 1998              $        24.250        $        22.500        $          0.50
Fourth Quarter Ended August 31, 1998          $        24.375        $        22.000        $          0.50

1999 FISCAL YEAR
First Quarter Ended November 30, 1998         $        23.750        $        20.813        $        0.5000
Second Quarter Ended February 28, 1999        $        24.000        $        20.875        $        0.5125
Third Quarter Ended May 31, 1999              $        23.375        $        21.500        $        0.5625
Fourth Quarter Ended August 31, 1999          $        23.375        $        21.875        $        0.5625

(1) Distributions are shown in the quarter with respect to which they were declared. For each of the indicated quarters for which distributions have been made, an identical per unit cash distribution was paid on the Subordinated Units.

     As of October 22, 1999 there were approximately 372 holders of the Partnership's Common Units, including common units held in street name, representing approximately seven thousand individual common unitholders. The Partnership also has 2,777,207 Subordinated Units, all of which are held by the General Partner, for which there is no established public trading market. The Partnership will distribute to its partners on a quarterly basis, all of its Available Cash in the manner described herein. Available Cash generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the General Partner to (i) provide for the proper conduct of the Partnership's business, (ii) comply with applicable law or any Partnership debt instrument or other agreement, or (iii) provide funds for distributions to Unitholders and the General Partner in respect of any one or more of the next four quarters. Available Cash is more fully defined in the Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P. previously filed as an exhibit. The Partnership Agreement defines Minimum Quarterly Distributions as $0.50 per Unit for each full fiscal quarter. Distributions of Available Cash to the holder of the Subordinated Units are subject to the prior rights of the holders of the Common Units to receive Minimum Quarterly Distributions for each quarter during the subordination period, and to receive any arrearages in the distribution of Minimum Quarterly Distributions on the Common Units for prior quarters during the subordination period. The subordination period will not end earlier than June 1, 2001 (Subordination Period). Restrictions on the Partnership's distributions required by Item 5 is incorporated herein by reference to Note 6 of the Partnership's Consolidated Financial Statements which begin on page F-1 of this Report, and to Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Indebtedness.

CHANGES IN SECURITIES AND USE OF PROCEEDS

     On August 6, 1998, the Partnership issued 60,606 Common Units ("Units") in exchange for substantially all of the assets of a propane company, for a total value of $1.4 million. On August 31, 1998 and April 2, 1999, the Partnership issued 45,195 and 23,213 Units, respectively, to Heritage Holdings, Inc., the Partnership's General Partner in connection with the assumption of certain liabilities by the General Partner from the Partnership's acquisition of certain assets of two propane companies. The General Partner's Units were not registered with the

Securities and Exchange Commission under the Securities Act of 1933, as amended, by virtue of an exemption under Section 4(2) thereof. These Units carry a restrictive legend with regard to transfer of the Units. Subsequent to August 31, 1999, the Partnership issued 56,578 Units in exchange for certain assets in connection with the acquisitions of certain propane businesses, for a total value of $1.3 million. The Units issued in connection with the acquisitions were issued utilizing the Partnership's Registration Statement No. 333-40407 on Form S-4.

     On October 25, 1999, the Partnership issued a prospectus supplement offering 1,200,000 Common Units, representing limited partner interests in Heritage Propane Partners, L.P. utilizing the Partnership's Registration Statement No. 333-86057 on Form S-3 dated September 13, 1999. The underwriters delivered the Common Units to purchasers on October 28, 1999, at a public offering price of $22.00 per Common Unit. The net proceeds of approximately $24 million were used to repay a portion of the outstanding indebtedness under the acquisition facility that was incurred to acquire propane businesses.

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

     The selected historical balance sheet data as of August 31, 1999 and August 31, 1998, respectively, and the selected operating data for the years ended August 31, 1999, 1998 and 1997 respectively, have been derived from the financial statements appearing elsewhere herein which have been audited by Arthur Andersen LLP, independent public accountants. The selected historical balance sheet data as of August 31, 1996 and August 31, 1995 and the selected operating data for the two month period ended August 31, 1996, for the ten month period ended June 30, 1996, and for the year ended August 31, 1995 have been derived from Heritage's audited financial statements not included herein.



                                                       Ten Months   Two Months                Years Ended
                                        Year Ended       Ended        Ended                    August 31,
                                         August 31,     June 30,    August 31,    -----------------------------------
                                          1995(e)       1996(e)       1996          1997          1998         1999
                                         ---------     ---------    ---------     ---------    ---------    ---------

Statements of Operating Data:
Revenues............................     $ 131,508     $ 144,623    $  18,477     $ 199,785    $ 185,987    $ 184,020
Gross profit(a).....................        55,841        55,634        6,314        73,838       89,103       96,753
Depreciation and amortization.......         8,896         7,581        1,733        11,124       13,680       14,749
Operating income (loss).............        12,675        15,755       (1,956)       16,919       22,929       24,567
Interest expense....................        12,201        10,833        1,962        12,063       14,599       15,915
Income (loss) before income taxes,..
  minority interest and extraordinary
  items.............................           455         6,084       (4,087)        5,625        9,266       10,116
Provision for income taxes..........           666         2,735           --            --           --           --
Net income (loss)...................          (211)        2,921       (8,423)        5,177        8,790        9,662
Net Income (loss) per Unit (b)......            --            --        (1.06)         0.64         1.04         1.11



                                                  August 31,
                                            1995(e)       1996(e)        1997         1998         1999
                                           ---------     ---------    ---------    ---------    ---------
Balance Sheet Data (end of period):
Current Assets...........................  $  21,293     $  24,014    $  27,951    $  26,185    $  29,219
Total Assets.............................    163,423       187,850      203,799      239,964      262,958
Current Liabilities......................     35,825        24,728       34,426       35,444       47,680
Long-term debt...........................    103,412       132,521      148,453      177,431      196,216
Redeemable preferred stock...............     12,337            --           --           --           --
Stockholders' deficit....................     (6,975)           --           --           --           --
Partner's capital - General Partner......         --           307          208          273          176
Partners' capital - Limited Partner (g)..         --        30,294       20,712       26,816       18,886



                                                Years Ended August 31,
                                1995(e)     1996(f)      1997        1998        1999
                               --------    --------    --------    --------    --------
Operating Data:
EBITDA (c)...................  $ 21,672    $ 24,365    $ 28,718    $ 37,792    $ 41,047
Capital expenditures (d):
  Maintenance and growth ....     8,634       7,244       7,170       9,359      14,974
  Acquisition................    27,879      16,665      14,549      23,276      17,931
Retail propane gallons sold..    98,318     118,200     125,605     146,747     159,938

------------------------------------


(a) Gross profit is computed by reducing total revenues by the direct cost of the products sold.

(b) Net income (loss) per Unit is computed by dividing the limited partners' interest in net income (loss) by the limited partners' weighted average number of units outstanding.

(c) EBITDA is defined as operating income plus non-cash compensation, depreciation and amortization (including the EBITDA of investees). EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution. EBITDA for the year ended August 31, 1998 was restated to account for non-cash compensation. The minority interest of MP Energy Partnership, a majority owned partnership, is deducted from the EBITDA calculation.

(d) The Partnership's capital expenditures fall generally into three categories: (i) maintenance capital expenditures of approximately $4.6, $3.6 and $2.3 million in fiscal 1999, 1998 and 1997, respectively, which include expenditures for repairs that extend the life of the assets and replacement of property, plant and equipment, (ii) growth capital expenditures, which include expenditures for purchases of new propane tanks and other equipment to facilitate expansion of the Partnership's retail customer base, and (iii) acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and the portion of the purchase price allocated to intangibles associated with such acquired businesses.

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

GENERAL

     Since its formation in 1989, Heritage has grown primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth. Through August 31, 1999, Heritage and the Partnership completed 59 acquisitions for an aggregate purchase price of approximately $242 million. The Partnership has completed 31 of these acquisitions since going public on June 25, 1996. The Partnership engages in the sale, distribution and marketing of propane and other related products. The Partnership derives its revenue primarily from the retail propane marketing business. The General Partner believes that the Partnership is one of the largest retail marketers of propane in the United States, based on retail gallons sold, serving more than 265,000 residential, industrial/commercial and agricultural customers in 26 states through 156 retail outlets. Annual retail propane sales volumes in gallons were
159.9 million, 146.7 million and 125.6 million for the fiscal years ended August 31, 1999, 1998 and 1997, respectively.

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

     The retail propane distribution business is largely seasonal due to propane's use as a heating source in residential and commercial buildings. Historically, approximately two-thirds of the Partnership's retail propane volume and in excess of 80 percent of the Partnership's EBITDA is attributable to sales during the six-month peak heating season of October through March. Consequently, sales and operating profits are concentrated in the Partnership's first and second fiscal quarters. Cash flow from operations, however, is generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the six-month peak heating season.

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

ANALYSIS OF HISTORICAL RESULTS OF OPERATIONS

     The following discussion reflects for the periods indicated the results of operations and operating data for the Partnership. Most of the increases in the line items discussed below result from the acquisitions made by the

Partnership during the periods discussed. In fiscal 1999, the Partnership consummated six acquisitions for a total purchase price of $22.7 million. In fiscal 1998 and 1997, the Partnership consummated seven acquisitions in each of the years for total purchase prices of $37.1 million and $14.5 million, respectively. These acquisitions affect the comparability of prior period financial matters, as the volumes are not included in the prior period's results of operations. Amounts discussed below reflect 100 percent of the results of M-P Energy Partnership, formerly named M-P Oils Partnership, a general partnership in which the Partnership owns a 60 percent interest. Because M-P Energy Partnership is primarily engaged in lower-margin wholesale distribution, its contribution to the Partnership's net income is not significant and the minority interest of this partnership is excluded from the EBITDA calculation.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

     Volume. The Partnership sold 159.9 million retail gallons, an increase of
13.2 million gallons or 9.0% from the 146.7 million gallons sold in fiscal 1998 primarily as a result of acquisitions. The increases in the Partnership's volumes were net of the effects of one of the warmest winters this century.

     The Partnership also sold approximately 81.1 million wholesale gallons during fiscal 1999, a decrease of 5.1 million gallons from fiscal 1998's 86.2 million gallons. The decrease in the wholesale volumes was attributable to a decline of 1.5 million gallons in the foreign operations of M-P Energy Partnership and the decline of 3.6 million gallons in the U.S. wholesale operations. The warm weather experienced by the Partnership this past heating season was the main factor in the decline in these volumes.

     Revenues. Total revenues for the Partnership decreased $2.0 million to $184.0 million from last year's total revenues of $186.0 million. Retail fuel revenues increased $1.1 million to $137.4 million while domestic wholesale fuel revenues decreased $1.9 million and foreign wholesale revenues decreased $4.4 million. The increase in retail fuel revenues due to increased volumes was partially offset by the effects of lower cost of fuel this fiscal year. The decreases in the U.S. and foreign wholesale revenues correspond primarily to the decrease in volumes. Other revenues increased $3.2 million primarily as a result of acquisitions and to a lesser extent internal growth.

     Cost of Sales. Total cost of sales decreased $9.7 million, or 10.0% to $87.2 million for the fiscal year ended August 31, 1999 as compared to $96.9 million for fiscal year ended August 31, 1998. Domestic cost of sales decreased $5.0 million, or 6.8% to $68.1 million and foreign cost of sales decreased $4.7 million, or 19.7% to $19.1 million. Retail fuel cost of sales decreased $4.4 million to $57.6 in fiscal 1999 due to the lower cost of propane realized in 1999 which offset the increase in volumes. Domestic wholesale and foreign cost of sales both decreased due to the lower cost of fuel realized in fiscal 1999 and the decrease in volumes.

     Gross Profit. Total gross profit for fiscal 1999 was $96.8 million, a $7.7 million increase or 8.6% over fiscal 1998's gross profit of $89.1 million. The reduction in the cost of fuel this fiscal year was the primary contributing factor in the increase in gross profit along with the increase in other revenues.

     Operating Expenses. Operating expenses for fiscal 1999 increased $4.2 million or 8.9% to $51.2 million as compared to $47.0 million in fiscal 1998. This increase is primarily the result of increased costs related to acquisitions.

     Selling, General and Administrative. Selling, general and administrative expense increased $.7 million or 12.7% to $6.2 million for fiscal 1999 as compared to $5.5 million for fiscal 1998. The increase is the result of additional expenses to support business growth.

     Depreciation and Amortization. Depreciation and amortization was $14.7 million for fiscal 1999, a $1.0 million increase over fiscal 1998's $13.7 million. This increase is the result of additional depreciation and amortization costs on the fixed assets and intangibles recorded in relation to acquisitions.

     Operating Income. Operating income increased 7.4% to $24.6 million in fiscal 1999, a $1.7 million increase over fiscal 1998's $22.9 million. The increased gross profit described above offset by the increases in operating and other expenses, also described above, resulted in this increase.

     Net Income. Net income for the fiscal year ended August 31, 1999, increased $.9 million, or 10.2% to $9.7 million as compared to fiscal 1998's net income of $8.8 million. This increase is the result of increased operating income partially offset by increased interest costs related to acquisition debt.

     EBITDA. Earnings before interest, taxes, depreciation and amortization increased $3.2 million or 8.5% to $41.0 million for fiscal 1999 as compared to the restated 1998 EBITDA of $37.8 million. Fiscal 1998's EBITDA was restated to account for the non-cash compensation expense that was previously included. The Partnership's EBITDA includes the EBITDA of investees, but does not include the EBITDA of the minority interest of M-P Energy Partnership. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligation), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

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

     Revenues. Total revenues decreased $13.8 million or 6.9% to $186.0 million for fiscal 1998 as compared to $199.8 million for fiscal 1997. Domestic retail fuel revenues increased $6.6 million or 5.1% in fiscal 1998 to $136.3 million, as compared to $129.7 million for fiscal 1997. U.S. wholesale fuel revenues decreased $6.4 million or 54.7% from $11.7 million reported in fiscal 1997. Foreign fuel revenues decreased $16.3 million or 39.5% to $25.0 million for fiscal 1998, as compared to $41.3 million for fiscal 1997. The decrease in U.S. and foreign wholesale fuel revenues was attributable to both decreased volumes and sales prices. The increase in domestic retail fuel revenues resulted from increased volumes and offset somewhat by decreased sales prices. Other revenues increased $2.3 million primarily as a result of acquisitions and to a lesser extent internal growth.

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

     EBITDA. Earnings before interest, taxes, depreciation and amortization for fiscal 1998 was $37.8 million, as restated to account for non-cash compensation expense, an increase of $9.1 million or 31.7% over fiscal 1997's EBITDA of $28.7 million. Increased gross profit for fiscal 1998, offset by the acquisition related increase in operating expenses attributed to the increase in EBITDA. The Partnership's EBITDA includes the EBITDA of investees, but does not include the EBITDA of the minority interest of M-P Energy Partnership. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligation), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.


LIQUIDITY AND CAPITAL RESOURCES

     The ability of the partnership to satisfy its obligations will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. Future capital needs of the Partnership are expected to be provided by various sources as follows:

     a) increases in working capital will be financed by the working capital line of credit and repaid from subsequent seasonal reductions in inventory and accounts receivable

     b) payment of interest cost, and other debt services, will be provided by the annual cash flow from operations

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

     Cash Flows

     Operating Activities. Cash provided by operating activities for fiscal 1999, was $23.6 million compared to $24.5 million in fiscal 1998. The cash flows from operations for fiscal 1999 consisted primarily of net income of $9.7 million and noncash charges of $14.1 million, principally depreciation and amortization.

     Investing Activities. Cash used in investing activities during fiscal 1999 included capital expenditures for acquisitions amounting to $17.9 million, net of cash received plus $15.0 million spent for maintenance needed to sustain operations at current levels, customer tanks to support growth of operations, the purchase of land previously under lease arrangements and other miscellaneous capitalized items. These investing activities were offset by proceeds from asset sales of $2.1 million, which was principally from the non-recurring sale of certain idle property. The proceeds from asset sales were used to purchase property in certain areas of the Partnership's operations that were previously leased and fund purchases of capital assets used in the business.

     Financing Activities. Cash provided by financing activities during fiscal 1999 of $7.0 million is primarily the result of an increase in the working capital facility of $9.3 million and a net increase in long-term debt of $16.3 million to fund acquisitions. These increases were offset by cash distributions to unitholders of $18.6 million.

     Financing and Sources of Liquidity

     The Partnership has a Bank Credit Facility, which includes a Working Capital Facility, a revolving credit facility providing for up to $35.0 million of borrowings to be used for working capital and other general partnership purposes, and an Acquisition Facility, a revolving credit facility providing for up to $50.0 million of borrowings to be used for acquisitions and improvements. See page F-10, "Notes to Consolidated Financial Statements--4. Working Capital Facilities and Long-Term Debt." On October 28, 1999, the Partnership used the net proceeds of $25.1 million from a public offering to repay a portion of the outstanding indebtedness under the acquisition facility that was incurred to acquire propane businesses. See page F-13, "Notes to Consolidated Financial Statements--7. Registration Statements."

     The Partnership uses its cash provided by operating and financing activities to provide distributions to unitholders and to fund acquisition, maintenance and growth capital expenditures. Acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and intangibles associated with such acquired businesses, were $17.9 million for fiscal year 1999, as compared to $23.3 million during fiscal 1998. In addition to the $17.9 million of cash expended for acquisitions during fiscal 1999, $.5 million of Common Units and $3.3 million for notes payable on non-compete agreements were issued in connection with certain acquisitions.

     The Partnership increased its distribution to Unitholders two times during the past fiscal year to a current annual level of $2.25 per unit. Under the Partnership Agreement of Heritage, the Partnership will distribute to its partners, 45 days after the end of each fiscal quarter, an amount equal to all of its Available Cash for such quarter. Available cash generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves established by the General Partner in its reasonable discretion that is necessary or appropriate to provide for future cash requirements. The Partnership's commitment to its unitholders is to distribute the increase in its cash flow while maintaining prudent reserves for the Partnership's operations. The decision to increase the quarterly distribution resulted from a review of Heritage's past financial performance and current projections for available cash. The current distribution level includes incentive distributions payable to the General Partner to the extent the quarterly distribution exceeds $.55 per unit ($2.20 annually).

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

DESCRIPTION OF INDEBTEDNESS

     The Operating Partnership assumed $120 million principal amount of 8.55% Senior Secured Notes (the "Notes") at the formation of the Partnership in a private placement with institutional investors. Interest is payable semi-annually in arrears on each December 31 and June 30. The Notes have a final maturity of 15 years, with ten equal mandatory repayments of principal beginning on June 30, 2002. See page F-10, "Notes to Consolidated Financial Statements--4. Working Capital Facilities and Long-Term Debt."

     On November 19, 1997, the Partnership entered into a Note Purchase Agreement ("Medium Term Note Program"), that provides for the issuance of up to $100 million of senior secured promissory notes if certain conditions are met. An initial placement of $32 million (Series A and B) at an average interest rate of 7.23% with an average 10 year maturity was completed at the closing of the Medium Term Note Program. Interest is payable semi-annually in arrears on each November 19 and May 19. An additional placement of $15 million (Series C, D and
E) at an average interest rate of 6.59% with an average 12 year maturity was completed in March 1998. Interest is payable on Series C, D and E semi-annually in arrears on each September 13 and March 13. The proceeds of the placements were used to refinance amounts outstanding under the Acquisition Facility. See page F-10, "Notes to Consolidated Financial Statements--4. Working Capital Facilities and Long-Term Debt."

     The Note Purchase Agreement, Medium Term Note Program and Bank Credit Agreement contain customary restrictive covenants applicable to the Operating Partnership including limitations on the level of additional indebtedness, creation of liens and sale of assets. In addition, the Operating Partnership must maintain certain ratios of Consolidated Funded Indebtedness to Consolidated EBITDA and Consolidated EBITDA to Consolidated Interest Expense. These Agreements also provide that the Operating Partnership may declare, make or incur a liability to make a Restricted Payment during each fiscal quarter, if:
(a) the amount of such Restricted Payment, together with all other Restricted Payments during such quarter, do not exceed Available Cash with respect to the immediately preceding quarter; and (b) no default or event of default exists before such Restricted Payment and after giving effect thereto. The Agreements provide that Cash is required to reflect a reserve equal to 50% of the interest to be paid on the Notes. In addition, in the third, second and first quarters preceding a quarter in which a scheduled principal payment is to be made on the Notes, Available Cash is required to reflect a reserve equal to 25%, 50% and 75%, respectively, of the principal amount to be repaid on such payment dates.

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

     The Partnership's district operations use a variety of external software that has been evaluated for Year 2000 compliance. The upgrade to the Y2K software at these district locations is complete. The hardware necessary to accommodate the software upgrades was replaced as needed. The Partnership's central accounting software, which encompasses general ledger, financial reporting, and accounts payable, has been upgraded and successfully tested as Y2K compliant. The Partnership's payroll, fixed asset and wholesale fuel supply and distribution systems are completed. Miscellaneous applications have also been evaluated and upgrades are completed. The non-IT systems such as telephones, fax machines, and photocopiers were investigated for the date critical Year 2000 and were replaced or updated as needed for operation.

     The Partnership has identified major vendors and suppliers on whom it depends upon for services and products to assess their Year 2000 readiness to assure there are no interruptions in operations. A Year 2000 compliance letter and questionnaire was sent to these third parties and our evaluation of these key third parties is complete. While none of the Partnership's products are directly date sensitive, interruption of the supply and delivery of gas products or other services could have a material adverse effect on the operations of the Partnership. By contacting these third parties to assess their state of readiness and developing an appropriate contingency plan if necessary, the Partnership is hoping to minimize these risks. The Partnership contacted their bank facilities to ensure that the collection and transfer of funds will not be interrupted and that extension of working capital will be available as needed. The Partnership does not have any customers that accounted for 5% or more of the Partnership's revenues during fiscal 1999 thus reducing the risk if some but not all customers are not Y2K compliant.

     Estimated costs to modify its computer-based systems to date have not been specifically tracked but are estimated to be immaterial. A portion of these costs was capitalized as they relate to adding new software and hardware to enhance current operations. Other costs related directly to becoming Year 2000 compliant have been expensed as incurred.

     A contingency plan has been developed to deal with system failures and disruptions of service arising from third party Y2K failures. The contingency plan for the Partnership's district operations is primarily focused on one system that already has been successfully tested and is Y2K compliant. This system affects two-thirds of our district operations and if other systems fail during the testing, they will be upgraded to this compliant system. The success the Partnership has with dealing with the issues of the Year 2000 and its vendor and supplier's success in the matter will affect the Partnership's future operations. Interruptions in the Partnership's operations or those of its major suppliers and vendors due to Year 2000 failures could have a material adverse affect on its operations and cash flows. In addition to the business risks noted above there are other Y2K risks, which include but are not limited to utility and telecommunication systems failure to provide service, which are beyond the Partnership's control and could have adverse effects on our operations.

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

     o Risks and uncertainties impacting the Partnership as a whole relate to changes in general economic conditions in the United States; the availability and cost of capital; changes in laws and regulations to which the Partnership is subject, including tax, environmental and employment laws and regulations; the cost and effects of legal and administrative claims and proceedings against the Partnership or which may be brought against the Partnership and changes in general and economic conditions and currencies in foreign countries.

     o The uncertainty of the ability of the Partnership to sustain its rate of internal sales growth and its ability to locate and acquire other propane companies at prices that are accretive to the Partnership.

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


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Partnership has very little cash flow exposure due to rate changes for long-term debt obligations. The Partnership primarily enters debt obligations to support general corporate purposes including capital expenditures and working capital needs. The Partnership's long-term debt instruments are typically issued at fixed interest rates. When these debt obligations mature, the Partnership may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt. Commodity price risk arises from the risk of price changes in the propane inventory that the Partnership buys and sells. The market price of propane is often subject to volatile changes as a result of supply or other market conditions over which the Partnership will have no control. In the past, price changes have generally been passed along to the Partnership's customers to maintain gross margins, mitigating the commodity price risk. The Partnership in the past has on occasion purchased significant volumes of propane during periods of low demand, which generally occur during the summer months, at the then current market price, for storage both at its service centers and in major storage facilities.

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

     The Partnership does not directly employ any of the persons responsible for managing or operating the Partnership. At August 31, 1999, the General Partner employed 1,040 full time individuals.

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


Name                                             Position with General Partner
----                                             -----------------------------


James E. Bertelsmeyer                          Chairman of the Board  and Chief Executive
                                                        Officer

H. Michael Krimbill                            President and Chief Financial Officer,
                                                        Treasurer and Secretary

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

Bradley K. Atkinson                            Vice President - Administration

J. T. Atkins                                   Director of the General Partner

Bill W. Byrne                                  Director of the General Partner

J. Charles Sawyer                              Director of the General Partner


     James E. Bertelsmeyer. Mr. Bertelsmeyer, age 57, has 24 years of experience in the propane industry, including six years as President of Buckeye Gas Products Company, at the time the nation's largest retail propane marketer. Mr. Bertelsmeyer has served as Chief Executive Officer of Heritage since its formation. Mr. Bertelsmeyer began his career with Conoco Inc. where he spent ten years in positions of increasing responsibility in the pipeline and gas products departments. Mr. Bertelsmeyer has been a Director of the National Propane Gas Association, (the "Association"), for the past 24 years, and is a past president of the Association.

     R. C. Mills. Mr. Mills, age 62, has 41 years of experience in the propane industry. Mr. Mills joined Heritage in 1991 as Executive Vice President and Chief Operating Officer. Before coming to Heritage, Mr. Mills spent 25 years with Texgas Corporation and its successor, Suburban Propane, Inc. At the time he left Suburban in 1991, Mr. Mills was Vice President of Supply and Wholesale.

     G. A. Darr. Mr. Darr, age 66, has over 41 years of experience in the propane industry. Mr. Darr came to Heritage in June 1989, as Director of Corporate Development and was promoted to Vice President, Corporate Development in 1990. Prior to joining Heritage, Mr. Darr served for 10 years as Director of Corporate Development with CalGas Corporation and its successor, AmeriGas Propane, Inc. Mr. Darr began his career in the propane division of Phillips Petroleum Company. Mr. Darr is a Director of the National Propane Gas Association (the "Association").

     H. Michael Krimbill. Before joining Heritage in 1990 as Vice President and Chief Financial Officer, Mr. Krimbill, age 46, was Treasurer of Total Petroleum, Inc. ("Total"). Total was a publicly traded, fully integrated oil company located in Denver, Colorado. Mr. Krimbill was promoted to President of Heritage April 1999. Mr. Krimbill is a Director of the Association.

     Bradley K. Atkinson. Mr. Atkinson, age 44 joined Heritage on April 16, 1998 as Vice President Administration. Prior to joining Heritage, Mr. Atkinson was with MAPCO/Thermogas for 12 years, eight of which were in the acquisitions and business development of Thermogas. Mr. Atkinson is a CPA and received an undergraduate business degree form Pittsburgh State University and an MBA from Oklahoma State University.

     J. T. Atkins. Mr. Atkins, age 42, is a managing director of CIBC Oppenheimer Corp., investment bankers. Prior to his joining Oppenheimer in July of 1995, he held a similar position with the investment-banking firm of Houlihan, Lokey, Howard & Zukin, Inc. Mr. Atkins was elected a director of Heritage on October 1, 1996.

     Bill W. Byrne. Mr. Byrne, age 69, served as Vice President of Warren Petroleum Company, the gas liquids division of Chevron Corporation, from 1982-1992. Since that time Mr. Byrne has served as the principal of Byrne & Associates, L.L.C., a gas liquids consulting group based in Tulsa, Oklahoma. Mr. Byrne has been a Director of Heritage since 1992. Mr. Byrne is a past president and Director of the Association.

     J. Charles Sawyer. Mr. Sawyer, age 62, has served as President and Chief Executive Officer of Computer Energy, Inc., a provider of software of the propane industry, since 1981. Mr. Sawyer was formerly Chief Executive Officer of Sawyer Gas Co., a regional propane distributor that was purchased by Heritage in 1991. Mr. Sawyer has served as a director of Heritage since 1991. Mr. Sawyer is a past president and Director of the Association.

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


     Based solely on its review of the copies of such forms received by the General Partner, or written representations from certain reporting persons that no Form 5's were required for those persons, the General Partner believes that during fiscal year ending August 31, 1999, all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were met in a timely manner other than one late filing for Mr. Bertelsmeyer and Heritage Holdings, Inc. each for one prior period.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the annual salary, bonus and all other compensation awards and payouts earned by the General Partner's Chief Executive Officer and the other executive officers for services rendered to the General Partner and its subsidiaries during the fiscal years ended August 31, 1999, 1998 and 1997.


                                                                            All Other
                                       Year           Salary             Compensation (1)
                                    ----------     ------------         ---------------
James E. Bertelsmeyer                 1999          $  356,150              $  1,078
   Chairman of the Board and          1998             355,756                 2,048
   Chief Executive Officer            1997             341,756                 2,619

H. Michael Krimbill                   1999             211,255                   267
   President, Chief Financial         1998             185,000                   357
   Officer, Treasurer and Secretary   1997             175,000                   616

R.C. Mills                            1999             234,770                 1,257
   Executive Vice President and       1998             225,000                 2,201
   Chief Operating Officer            1997             215,000                 2,316

G.A. Darr                             1999             136,570                 1,071
   Vice President -                   1998             150,756                 1,933
   Corporate Development              1997             134,756                 1,193

Bradley K. Atkinson                   1999             128,910                    48
   Vice President -                   1998 (2)         125,000                    --
   Administration                     1997                  --                    --


(1)  Consists of life insurance premiums.

(2) Mr. Atkinson joined Heritage in April 1998, but his salary is presented on an annualized basis.


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

RESTRICTED UNIT PLAN

     The General Partner has adopted a restricted unit plan (the "Restricted Unit Plan") for its non-employee directors and key employees of the General Partner and its affiliates. The Plan covers rights to acquire 146,000 Common Units. The right to acquire the Common Units under the Restricted Unit Plan, including any forfeiture or lapse of rights are available for grant to key employees on such terms and conditions (including vesting conditions) as the Compensation Committee of the General Partner shall determine. Each non-employee director shall automatically receive a grant with respect to 500 Common Units on each September 1 that such person continues as a non-employee director. Newly elected non-employee directors are also entitled to receive a grant with respect to 2,000 Common Units upon election or appointment to the Board. Generally, the rights to acquire the Common Units will vest upon the later to occur of (i) the three-year anniversary of the grant date, or (ii) the conversion of the Subordinated Units to Common Units. Grants made after the conversion of all of the Partnership's Subordinated Units to Common Units shall vest on such terms as the Committee may establish, which may include the achievement of performance objectives. In the event of a "change of control" (as defined in the Restricted Unit Plan), all rights to acquire Common Units pursuant to the Restricted Unit Plan will immediately vest.

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

     The issuance of the Common Units pursuant to the Restricted Unit Plan is intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation in respect of the Common Units. Therefore, no consideration will be payable by the plan participants upon vesting and issuance of the Common Units. As of August 31, 1999, 59,500 Restricted Units had been granted to non-employee directors and key employees. Compensation expense of $358,000, $215,000 and $93,000 was recorded in the Partnership's financial statements for fiscal years 1999, 1998 and 1997, respectively. See Note 6 of the of the Partnership's Consolidated Financial Statements which begin on page F-1 of this Report.

     The following table sets forth the number of grants awarded in the last fiscal year that may result in the issuance of Common Units under the Restricted Unit Plan to the executive officers of the Company:


                                  Number of          Performance or
                              Shares, Units or     Other Period Until    Threshold      Target          Maximum
Name                           Other Rights(#)   Maturation or Payout        (#)          (#)            (#)
----                          ----------------   --------------------  ------------- -------------   -----------
James E. Bertelsmeyer              2,000                   (1)              2,000         2,000          2,000
H. Michael Krimbill                2,000                   (1)              2,000         2,000          2,000
                                   5,000                   (2)              5,000         5,000          5,000
R.C. Mills                         2,000                   (1)              2,000         2,000          2,000
G.A. Darr                          2,000                   (1)              2,000         2,000          2,000
Bradley K. Atkinson                  700                   (1)                700           700            700

(1) In accordance with the Restricted Unit Plan, each grant will specify the terms and conditions for the Participant to become vested in the Phantom Units. Unless earlier terminated, the rights to acquire the Phantom Units granted October 27, 1998, will vest on the later of the third anniversary of this grant or the attainment of $55 million of EBITDA for Heritage Propane Partners, L.P. In addition, all of the Partnership's subordinated units must convert to common units.

(2) Unless earlier terminated, the rights to acquire the Phantom Units granted May 11, 1999, will vest on the later of the third anniversary of this grant or the attainment of a $30 average per common unit trading price for 40 trading days for Heritage Propane Partners, L.P. In addition, all of the Partnership's subordinated units must convert to common units.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of August 31, 1999, regarding the beneficial ownership by certain beneficial owners, all directors and named executive officers of the General Partner and the Partnership, each of the named executive officers and all directors and executive officers of the General Partner as a group, of (i) the Common and Subordinated Units of the MLP, and (ii) the Common Stock of the General Partner. The General Partner knows of no other person beneficially owning more than 5% of the Common Units.


MLP UNITS
                                      Name and Address of                 Beneficially             Percent of
Title of Class                         Beneficial Owner                     Owned (1)                 Class
--------------                      ----------------------             -----------------         -------------

Common Units                        James E. Bertelsmeyer (2)                 44,551                    *
                                    H. Michael Krimbill (2)                   11,000                    *
                                    R.C. Mills                                 9,500                    *
                                    G.A. Darr                                    790                    *
                                    Bradley K. Atkinson                        4,700                    *
                                    Bill W. Byrne                             10,000                    *
                                    J. Charles Sawyer                          2,000                    *
                                    J.T. Atkins                                2,000                    *

                                    All Directors and Executive
                                      Officers as a group
                                      (8 persons)                             84,541                 1.45%

                                    Heritage Holdings, Inc.                1,116,243                19.16%

Subordinated Units (3)              Heritage Holdings, Inc. (4)            2,777,207                  100%

HERITAGE HOLDINGS, INC. COMMON STOCK

                                       Name and Address                   Beneficially            Percent of
Title of Class                        of Beneficial Owner                   Owned (1)               Class
--------------                      ---------------------              -----------------         -------------
Common Stock                        James E. Bertelsmeyer (2) (4)            224,558                41.90%
                                    R.C. Mills (4)                            53,729                10.00
                                    G.A. Darr (4)                             35,386                 6.60
                                    H. Michael Krimbill (2) (4)               51,364                 9.60
                                    Bradley K. Atkinson (4)                       --                   --
                                    Bill W. Byrne                             14,104                 2.60
                                    J. Charles Sawyer                         14,104                 2.60
                                    J. T. Atkins                                  --                   --

                                    All Directors and Executive
                                      Officers as a group
                                      (8 persons)                            393,245                 76.5

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT OF FORM 8-K

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


                                      HERITAGE PROPANE PARTNERS, L.P.

                                      By Heritage Holdings, Inc.
                                         (General Partner)

                                      By: /s/ James E. Bertelsmeyer
                                          ------------------------------------
                                          James E. Bertelsmeyer
                                          Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


             Signature                                 Title                                  Date

/s/  James E. Bertelsmeyer                  Chairman of the Board, Chief                November 19, 1999
-------------------------                   Executive Officer and Director              ---------------------
James E. Bertelsmeyer                       (Principal Executive Officer)

/s/  H. Michael Krimbill                    President and Chief Financial               November 23, 1999
-------------------------                   Officer (Principal Financial and            ---------------------
H. Michael Krimbill                         Accounting Officer)

/s/  Bill W. Byrne                          Director                                    November 23, 1999
--------------------------                                                             ----------------------
Bill W. Byrne

/s/  J. Charles Sawyer                      Director                                    November 23, 1999
--------------------------                                                             ----------------------
J. Charles Sawyer

/s/  J. T. Atkins                           Director                                    November 23, 1999
--------------------------                                                             ----------------------
J.T. Atkins

                          INDEX TO FINANCIAL STATEMENTS




HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES                                                               PAGE
------------------------------------------------                                                               ----

        Report of Independent Public Accountants................................................................F-2

        Consolidated Balance Sheets - August 31, 1999 and 1998..................................................F-3

        Consolidated Statements of Operations -
          Years Ended August 31, 1999, 1998 and 1997............................................................F-4

        Consolidated Statements of Partners' Capital -
          Years Ended August 31, 1999, 1998 and 1997............................................................F-5

        Consolidated Statements of Cash Flows -
          Years Ended August 31, 1999, 1998 and 1997............................................................F-6

        Notes to Consolidated Financial Statements..............................................................F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


          To the Partners of
           Heritage Propane Partners, L.P.:


          We have audited the accompanying consolidated balance sheets of Heritage Propane Partners, L.P. (a Delaware limited partnership) and subsidiaries as of August 31, 1999 and 1998, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended August 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Propane Partners, L.P. and subsidiaries at August 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 1999 in conformity with generally accepted accounting principles.



                                                         /s/ Arthur Andersen LLP
                                                         -----------------------

          Tulsa, Oklahoma
            October 8, 1999 (except with
            respect to the matters discussed
            in Notes 3 and 7, as to which the
            date is October 28, 1999)

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)



                                                                                   August 31,  August 31,
                   ASSETS                                                            1999         1998
                                                                                   ---------   ---------

CURRENT ASSETS:
  Cash                                                                              $  1,679    $  1,837
  Accounts receivable                                                                 11,635      10,444
  Inventories                                                                         14,784      12,545
  Prepaid expenses                                                                     1,169       1,431
                                                                                    --------    --------
    Total current assets                                                              29,267      26,257

PROPERTY, PLANT AND EQUIPMENT, net                                                   155,219     139,490
INVESTMENT IN AFFILIATE                                                                5,202       4,667
INTANGIBLES AND OTHER ASSETS, net                                                     73,270      69,550
                                                                                    --------    --------

    Total assets                                                                    $262,958    $239,964
                                                                                    ========    ========

          LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
  Working capital facility                                                          $ 19,900    $ 10,600
  Accounts payable                                                                    17,268      13,952
  Accrued and other current liabilities                                                8,490       9,689
  Current maturities of long-term debt                                                 2,022       1,203
                                                                                    --------    --------
    Total current liabilities                                                         47,680      35,444

LONG-TERM DEBT, less current maturities                                              196,216     177,431
                                                                                    --------    --------

COMMITMENTS AND CONTINGENCIES

    Total liabilities                                                                243,896     212,875
                                                                                    --------    --------

PARTNERS' CAPITAL:
  Common unitholders (5,825,674 and 4,876,725 units issued and outstanding
      at August 31, 1999 and 1998, respectively)                                      17,077      20,775
  Subordinated unitholders (2,777,207 and 3,702,943 units issued and outstanding
      at August 31, 1999 and 1998, respectively)                                       1,809       6,041
  General partner                                                                        176         273
                                                                                    --------    --------
    Total partners' capital                                                           19,062      27,089
                                                                                    --------    --------

    Total liabilities and partners' capital                                         $262,958    $239,964
                                                                                    ========    ========















                  The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per unit and unit data)


                                                    For the Years Ended August 31,
                                              -------------------------------------------
                                                 1999            1998             1997
                                              -----------     -----------     -----------
REVENUES:
  Retail fuel                                 $   137,403     $   136,301     $   129,673
  Wholesale fuel                                   24,018          30,254          53,019
  Other                                            22,599          19,432          17,093
                                              -----------     -----------     -----------
    Total revenues                                184,020         185,987         199,785
                                              -----------     -----------     -----------

COSTS AND EXPENSES:
  Cost of products sold                            87,267          96,884         125,947
  Operating expenses                               51,201          47,010          40,444
  Depreciation and amortization                    14,749          13,680          11,124
  Selling, general and administrative               6,236           5,484           5,351
                                              -----------     -----------     -----------
    Total costs and expenses                      159,453         163,058         182,866
                                              -----------     -----------     -----------

OPERATING INCOME                                   24,567          22,929          16,919

OTHER INCOME (EXPENSE):
  Interest expense                                (15,915)        (14,599)        (12,063)
  Equity in earnings of affiliates                  1,005             707             487
  Gain on disposal of assets                          722             534             372
  Other                                              (263)           (305)            (90)
                                              -----------     -----------     -----------

INCOME BEFORE MINORITY INTEREST                    10,116           9,266           5,625

  Minority interest                                  (454)           (476)           (448)
                                              -----------     -----------     -----------

NET INCOME                                          9,662           8,790           5,177

GENERAL PARTNER'S INTEREST IN NET INCOME               97              88              52
                                              -----------     -----------     -----------

LIMITED PARTNERS' INTEREST IN NET INCOME      $     9,565     $     8,702     $     5,125
                                              ===========     ===========     ===========

BASIC NET INCOME  PER LIMITED PARTNER UNIT    $      1.11     $      1.04     $      0.64
                                              ===========     ===========     ===========

BASIC WEIGHTED AVERAGE NUMBER OF UNITS
  OUTSTANDING                                   8,589,335       8,332,351       7,987,943
                                              ===========     ===========     ===========

DILUTED NET INCOME PER LIMITED
  PARTNER UNIT                                $      1.11     $      1.04     $      0.64
                                              ===========     ===========     ===========

DILUTED WEIGHTED AVERAGE NUMBER OF UNITS
  OUTSTANDING                                   8,645,958       8,365,334       8,005,943
                                              ===========     ===========     ===========










                  The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                        (in thousands, except unit data)

                                                                                                                     Total
                                               NUMBER OF UNITS          Common     Subordinated      General       Partners'
                                           Common     Subordinated    Unitholders   Unitholders      Partner        Capital
                                         ----------   ------------    -----------   -----------     ----------     ----------

BALANCE, AUGUST 31, 1996                  4,285,000     3,702,943     $   16,392     $   13,902     $      307     $   30,601

Unit distribution                                --            --         (7,939)        (6,861)          (151)       (14,951)

Other                                            --            --             93             --             --             93

Net income                                       --            --          2,749          2,376             52          5,177
                                         ----------    ----------     ----------     ----------     ----------     ----------

BALANCE, AUGUST 31, 1997                  4,285,000     3,702,943         11,295          9,417            208         20,920

Unit distribution                                --            --         (9,192)        (7,406)          (167)       (16,765)

Issuance of restricted Common
  Units in connection with certain
  acquisitions                              591,725            --         13,788             --             --         13,788

Capital contribution from General
  Partner in connection with issuance
  of Common Units                                --            --             --             --            141            141

Other                                            --            --             75            137              3            215

Net income                                       --            --          4,809          3,893             88          8,790
                                         ----------    ----------     ----------     ----------     ----------     ----------

BALANCE, AUGUST 31, 1998                  4,876,725     3,702,943         20,775          6,041            273         27,089

Unit distribution                                --            --        (12,428)        (5,924)          (202)       (18,554)

Issuance of restricted Common
  Units in connection with certain
  acquisitions                               23,213            --            502             --             --            502

Capital contribution from General
  Partner in connection with issuance
  of Common Units                                --            --             --             --              5              5

Conversion of Subordinated Units
  to Common Units                           925,736      (925,736)         1,510         (1,510)            --             --

Other                                            --            --            240            115              3            358

Net income                                       --            --          6,478          3,087             97          9,662
                                         ----------    ----------     ----------     ----------     ----------     ----------

BALANCE, AUGUST 31, 1999                  5,825,674     2,777,207     $   17,077     $    1,809     $      176     $   19,062
                                         ==========    ==========     ==========     ==========     ==========     ==========











                  The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                            For the Years Ended August 31,
                                                                         -------------------------------------
                                                                           1999           1998          1997
                                                                         ---------     ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                             $   9,662     $   8,790     $   5,177
    Reconciliation of net income to net cash provided by
     operating activities-
    Depreciation and amortization                                           14,749        13,680        11,124
    Provision for losses on accounts receivable                                338           435           699
    Gain on disposal of assets                                                (722)         (534)         (372)
    Deferred compensation on restricted units                                  358           215            93
    Undistributed earnings of affiliates                                      (534)         (642)         (411)
    Minority Interest                                                          (92)          (15)          130
    Changes in assets and liabilities, net of effect of acquisitions:
      Accounts receivable                                                     (848)        1,476          (622)
      Inventories                                                           (1,718)        1,789        (1,694)
      Prepaid expenses                                                         310           149          (194)
      Intangibles and other assets                                             883          (989)         (581)
      Accounts payable                                                       2,947        (1,025)          740
      Accrued and other current liabilities                                 (1,720)        1,203         1,295
                                                                         ---------     ---------     ---------
          Net cash provided by operating activities                         23,613        24,532        15,384
                                                                         ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash paid for acquisitions, net of cash acquired                         (17,931)      (23,276)      (14,549)
  Capital expenditures                                                     (14,974)       (9,359)       (7,170)
  Proceeds from asset sales                                                  2,106         5,511         1,619
                                                                         ---------     ---------     ---------
          Net cash used in investing activities                            (30,799)      (27,124)      (20,100)
                                                                         ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                  85,250       129,147        69,782
  Principal payments on debt                                               (59,673)     (110,119)      (49,260)
  Unit distribution                                                        (18,554)      (16,765)      (14,951)
  Capital contribution from General Partner                                      5           141            --
                                                                         ---------     ---------     ---------
          Net cash provided by financing activities                          7,028         2,404         5,571
                                                                         ---------     ---------     ---------

INCREASE (DECREASE) IN CASH                                                   (158)         (188)          855

CASH, beginning of period                                                    1,837         2,025         1,170
                                                                         ---------     ---------     ---------

CASH, end of period                                                      $   1,679     $   1,837     $   2,025
                                                                         =========     =========     =========

NONCASH FINANCING ACTIVITIES:
  Notes payable incurred on noncompete agreements                        $   3,332     $   6,393     $   1,961
  Issuance of restricted common units in connection with certain
    acquisitions                                                         $     502     $  13,788     $      --
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                               $  15,655     $  13,045     $  11,873









                  The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollar amounts in thousands, except unit and per unit data)

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

The Operating Partnership sells propane and propane-related products to approximately 265,000 retail customers in 26 states throughout the United States. The Partnership is also a wholesale propane supplier in the southwestern United States and in Canada, the latter through participation in M-P Energy Partnership. M-P Energy Partnership is a Canadian partnership primarily engaged in lower-margin wholesale distribution in which the Partnership owns a 60 percent interest. The Partnership grants credit to its customers for the purchase of propane and propane-related products.

2.  SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET DETAIL:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Partnership, its subsidiaries, including Heritage Operating Partnership and M-P Energy Partnership. The Partnership accounts for its 50 percent partnership interest in Bi-State Partnership, another propane retailer, under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. The General Partner's 1.0101 percent interest in the Operating Partnership is accounted for in the consolidated financial statements as a minority interest.

REVENUE RECOGNITION

Sales of propane, propane appliances, parts and fittings are recognized at the time of delivery of the product to the customer or at the time of sale or installation. Revenue from service labor is recognized upon completion of the service, and tank rent is recognized ratably over the period it is earned.

INVENTORIES

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using average cost, while the cost of appliances, parts and fittings is determined by the first-in, first-out method. Inventories consist of the following:


                                                                     August 31,
                                                            ----------------------------
                                                               1999             1998
                                                            -----------      -----------
         Fuel                                               $     9,341      $     7,939
         Appliances, parts and fittings                           5,443            4,606
                                                            -----------      -----------
                                                            $    14,784      $    12,545
                                                            ===========      ===========


PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed as incurred. Additionally, the Partnership capitalizes certain costs directly related to the installation of Partnership owned tanks, including internal labor costs. Components and useful lives of property, plant and equipment are as follows:


                                                                      August 31,
                                                            ----------------------------
                                                                1999             1998
                                                            -----------      -----------
         Land and improvements                              $     8,778      $     7,809
         Buildings and improvements (10 to 30 years)             16,719           13,374
         Bulk storage, equipment and facilities (3 to 30 years)  19,109           20,173
         Tanks and other equipment (5 to 30 years)              115,608          104,764
         Vehicles (5 to 7 years)                                 32,421           22,818
         Furniture and fixtures (5 to 10 years)                   5,021            4,578
         Other                                                    1,312            1,214
                                                            -----------      -----------
                                                                198,968          174,730
         Less-accumulated depreciation                          (43,749)         (35,240)
                                                            -----------      -----------
               Property, plant, and equipment, net          $   155,219      $   139,490
                                                            ===========      ===========

INTANGIBLES AND OTHER ASSETS

Intangibles and other assets are stated at cost net of amortization computed on the straight-line method. The Partnership eliminates from its balance sheet any fully amortized intangibles and the related accumulated amortization. Components and useful lives of intangibles and other assets are as follows:


                                                                  August 31,
                                                            -----------------------
                                                              1999           1998
                                                            ---------     ---------
         Goodwill (30 years)                                $  48,672     $  45,514
         Noncompete agreements (10 to 15 years)                30,647        25,181
         Customer lists (15 years)                             15,597        12,110
         Other                                                  5,820         6,672
                                                            ---------     ---------
                                                              100,736        89,477
         Less-accumulated amortization                        (27,466)      (19,927)
                                                            ---------     ---------
           Intangibles and other assets, net                $  73,270     $  69,550
                                                            =========     =========



LONG-LIVED ASSETS

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of long-lived assets is not recoverable, the Partnership reduces the carrying amount of such assets to fair value.

ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:


                                                                      August 31,
                                                            --------------------------
                                                               1999             1998
                                                            ---------         --------
         Interest payable                                   $   3,442         $  3,629
         Wages and payroll taxes                                1,116            1,914
         Deferred tank rent                                     1,450            1,204
         Customer deposits                                        826            1,492
         Other                                                  1,656            1,450
                                                            ---------         --------
         Intangibles and other assets, net                  $   8,490         $  9,689
                                                            =========         ========

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


INCOME PER LIMITED PARTNER UNIT

Basic net income per limited partner unit is computed by dividing net income, after considering the General Partner's one percent interest, by the weighted average number of Common and Subordinated Units outstanding. Diluted net income per limited partner unit is computed by dividing net income, after considering the General Partner's one percent interest, by the weighted average number of Common and Subordinated Units outstanding and the weighted average number of Restricted Units ("Phantom Units") granted under the Restricted Unit Plan (see
Note 6). A reconciliation of net income and weighted average units used in computing basic and diluted earnings per unit is as follows:



                                                             Years Ended August 31,
                                                    --------------------------------------
                                                        1999         1998          1997
                                                    ----------    ----------    ----------
BASIC NET INCOME PER LIMITED PARTNER UNIT:
Limited partners' interest in net income            $    9,565    $    8,702    $    5,125
                                                    ==========    ==========    ==========

Weighted average limited partner units               8,589,335     8,332,351     7,987,943
                                                    ==========    ==========    ==========

Basic net income per limited partner unit           $     1.11    $     1.04    $     0.64
                                                    ==========    ==========    ==========

DILUTED NET INCOME PER LIMITED PARTNER UNIT:
Limited partners' interest in net income            $    9,565    $    8,702    $    5,125
                                                    ==========    ==========    ==========

Weighted average limited partner units               8,589,335     8,332,351     7,987,943
Dilutive effect of Phantom Units                        56,623        32,983        18,000
                                                    ----------    ----------    ----------
Weighted average limited partner units, assuming
   dilutive effect of Phantom Units                  8,645,958     8,365,334     8,005,943
                                                    ==========    ==========    ==========

Diluted net income per limited partner unit         $     1.11    $     1.04    $     0.64
                                                    ==========    ==========    ==========


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

FAIR VALUE

The carrying amount of accounts receivable and accounts payable approximates their fair value. Based on the estimated borrowing rates currently available to the Partnership for long-term loans with similar terms and average maturities, the aggregate fair value at August 31, 1999 of the Partnership's long-term debt approximates the aggregate carrying amount.

3.  ACQUISITIONS:

During fiscal 1999, the Partnership acquired certain assets of Claredon Gas Company in Manning, SC, Blue Flame Gas Corporation of Richmond, VT and one other small company. The Company also purchased all of the outstanding stock of S.R. Young, Inc. of Springfield, VT, Pioneer LPG Corporation of Madera, CA and Foster's Gas, Inc. of Leitchfield, KY, and conveyed the net assets to the Partnership. The acquisitions totaled $22,743, which includes notes payable on noncompete agreements of $3,332 for periods ranging from three to ten years. These acquisitions were financed primarily with the acquisition facility and the issuance of $502 of Common Units. Subsequent to August 31, 1999, the Company purchased all of the outstanding stock of Eaves Oil Company, Inc. of New Ellenton, SC, Blue Flame Gas Co. Inc. of Charleston, SC and Cumberland LP Gas, Inc. of Cookeville, TN and conveyed the net assets to the Partnership. The Partnership purchased certain assets of two smaller propane businesses subsequent to August 31, 1999. The total purchase price of these acquisitions was approximately $20 million which were financed primarily with the acquisition facility, notes payable on noncompete agreements and the issuance of Common Units.

During fiscal 1998, the Partnership acquired certain assets of Gibson Propane Co. and Gibson Homegas of Memphis, TN, Fallsburg Gas Service, Inc. of Fallsburg, NY and six smaller companies. The Company also purchased all of the outstanding stock of Tennessee Independent Propane Co. (TIPCO), John E. Foster & Son, of Leitchfield, KY, and Rural Bottle Gas and Appliance, Inc. of Greenville, MI, and conveyed the net assets to the Partnership. The acquisitions totaled $37,401, including noncompete agreements of $6,393 for periods ranging from five to ten years. These acquisitions were financed primarily with the acquisition facility, issuance of notes under the Medium Term Note Program and with the issuance of $13,788 of Common Units.

During fiscal 1997, the Partnership purchased certain assets of Horizon Gas, Inc., Horizon Gas of Palm Bay, Inc., Horizon Gas of Hudson, Inc., Waynesville Gas Service, Inc., Keen Compressed Gas Co., and three small companies. Guilford Gas Service, Inc., a corporation in which the Partnership owned a one-third interest, entered into a stock redemption agreement with its other shareholders to purchase the remaining two-thirds of the stock. Guilford Gas Service, Inc. then purchased certain assets of Lancaster Gas Service, Inc. The acquisitions totaled approximately $17,353, including noncompete agreements for periods ranging from seven to fifteen years totaling $1,961, which were financed primarily with the acquisition facility.

The acquisitions have been accounted for by the purchase method and, accordingly, the purchase prices have been allocated to assets acquired and liabilities assumed based on the fair market values at the date of acquisitions. The Company capitalized as part of the purchase price allocation certain legal and other costs directly related to the acquisitions. The excess of the purchase price over the fair market values of the net assets acquired has been recorded as goodwill.

The results of operations of the acquired entities have been included in the Company and Partnership's consolidated financial statements from the date of acquisition.

4.  WORKING CAPITAL FACILITY AND LONG-TERM DEBT:


Long-term debt consists of the following:


                                                           August 31,
                                                    -----------------------
                                                      1999          1998
                                                    ---------     ---------
8.55% Senior Secured Notes                          $ 120,000     $ 120,000

Medium Term Note Program:
  7.17% Series A Senior Secured Notes                  12,000        12,000
  7.26% Series B Senior Secured Notes                  20,000        20,000
  6.50% Series C Senior Secured Notes                   5,000         5,000
  6.59% Series D Senior Secured Notes                   5,000         5,000
  6.67% Series E Senior Secured Notes                   5,000         5,000

Senior Revolving Acquisition Facility                  18,300           600

   Notes Payable on noncompete agreements with
interest imputed at rates averaging 8%, due in
installments through 2009, collateralized by a first
security lien on certain assets of the Partnership     11,486         9,088

Other                                                   1,452         1,946
                                                    ---------     ---------
                                                      198,238       178,634
Current maturities of long-term debt                   (2,022)       (1,203)
                                                    ---------     ---------
                                                    $ 196,216     $ 177,431
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


The Note Purchase Agreement and the Medium Term Note Program contain restrictive covenants including limitations on substantial disposition of assets, changes in ownership of the Partnership, additional indebtedness and require the maintenance of certain financial ratios. At August 31, 1999, the Partnership was in compliance with all covenants. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the common stock of the Partnership's subsidiaries secure the Notes.

As of June 25, 1996, the Partnership entered into a credit agreement with various financial institutions. Effective July 2, 1999, the Partnership entered into the First Amended and Restated Credit Agreement (the "Agreement"). The Agreement replaced one of the financial institutions from the previous amended credit agreement and extended the maturities, leaving all the terms essentially unchanged. Subsequent to August 31, 1999, the Partnership entered into the First Amendment to the First Amended and Restated Credit Agreement the terms of which are as follows:

         A $35,000 Senior Revolving Working Capital Facility, expiring June 30, 2002, with $19,900 outstanding at August 31, 1999. The interest rate and interest payment dates vary depending on the terms the Partnership agrees to when the money is borrowed. The weighted average interest rates were 6.6875 percent and 6.925 percent for amounts outstanding at August 31, 1999 and 1998, respectively. The Partnership must be free of all working capital borrowings for 30 consecutive days each fiscal year. The maximum commitment fee payable on the unused portion of the facility is .375 percent.

         A $50,000 Senior Revolving Acquisition Facility is available through December 31, 2001, at which time the outstanding amount must be paid in ten equal quarterly installments, beginning March 31, 2002. The interest rate and interest payment dates vary depending on the terms the Partnership agrees to when the money is borrowed. The average interest rates were 7.0 percent and 7.0273 percent for amounts outstanding at August 31, 1999 and 1998, respectively. The maximum commitment fee payable on the unused portion of the facility is .375 percent.

Future maturities of long-term debt for each of the next five fiscal years and thereafter are $2,022 in 2000; $2,122 in 2001; $18,217 in 2002; $21,892 in 2003;
$24,086 in 2004 and $129, 899 thereafter.

5.  COMMITMENTS AND CONTINGENCIES:

Certain property and equipment is leased under noncancelable leases which require fixed monthly rental payments and expire at various dates through 2008. Rental expense under these leases totaled approximately $1,554 for fiscal 1999, $1,593 for fiscal 1998 and $1,359 for fiscal 1997, respectively. Fiscal year future minimum lease commitments for such leases are $1,138 in 2000; $710 in 2001; $601 in 2002; $515 in 2003; $420 in 2004 and $844 thereafter.

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

The Partnership has entered into several purchase and supply commitments with varying terms as to quantities and prices, which expire at various dates through March 2000.

6.  PARTNERS' CAPITAL:

As of August 31, 1999, Partners' capital consisted of 5,825,674 Common Units representing a 66.4 percent limited partner interest, 2,777,207 Subordinated Units owned by the General Partner representing a 31.6 percent limited partner interest and a two percent general partner interest. Subsequent to August 31, 1999, the Partnership issued an additional 56,578 Common Units under Form S-4 registration statement in connection with the purchase of other propane businesses, 4,500 Common Units in regards to the vesting rights under the Restricted Unit Plan (see below "Restricted Unit Plan") and 1,200,000 Common Units under Form S-3 registration statement (see note 7 "Registration Statements"). After the issuance of these Common Units, there were 7,086,752 Common Units outstanding representing a 70.41 percent limited partner interest, 2,777,207 Subordinated Units representing a 27.59 percent limited partner interest and a two percent general partner interest.

The Agreement of Limited Partnership of Heritage Propane Partners, L.P. (Partnership Agreement) contains specific provisions for the allocation of net earnings and loss to each of the partners for purposes of maintaining the partner capital accounts.

During the Subordination Period (as defined below), the Partnership may issue up to 2,012,500 additional Common Units (excluding Common Units issued in connection with conversion of Subordinated Units into Common Units) or an equivalent number of securities ranking on a parity with the Common Units and an unlimited number of partnership interests junior to the Common Units without a Unitholder vote. The Partnership may also issue additional Common Units during the Subordination Period in connection with certain acquisitions or the repayment of certain indebtedness. During fiscal 1999, the Partnership issued 23,213 Common Units to Heritage Holdings, Inc., the Partnership's General Partner. These Units were issued in connection with the assumption of certain liabilities by the General Partner from the Partnership's prior acquisition of certain assets of a propane company. After the Subordination Period, the Partnership Agreement authorizes the General Partner to cause the Partnership to issue an unlimited number of limited partner interests of any type without the approval of any Unitholders. Pursuant to the terms of the Partnership Agreement, 925,736 Subordinated Units held by the General Partner converted to Common Units on July 7, 1999.

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

The Partnership is expected to make distributions of its Available Cash within 45 days after the end of each fiscal quarter ending November, February, May and August to holders of record on the applicable record date. A prorata MQD of $.353 per Common and Subordinated Unit was made on October 15, 1996 for the two month period between the Partnership's initial public offering and the fourth quarter ended August 31, 1996. The MQD was made to the Common and Subordinated Unitholders for the quarters ended November 30, 1996 through August 31, 1998. For the quarters ended November 30, 1998, February 28, 1999 and May 31, 1999 quarterly distributions of $.5125, $.5625 and $.5625, respectively, were paid to the Common and Subordinated Unitholders. The distribution of $.5625 per Common and Subordinated Unit for the fourth quarter ended August 31, 1999, was declared on September 17, 1999, payable on October 15, 1999, to Unitholders of record as of October 1, 1999. The quarterly distributions for the quarters ended February 28, 1999, May 31, 1999 and August 31, 1999 included incentive distributions payable to the General Partner to the extent the quarterly distribution exceeded $.55 per unit.

RESTRICTED UNIT PLAN

The General Partner adopted a restricted unit plan (the Plan) for its non-employee directors and key employees of the General Partner and its affiliates effective June 1996. Rights to acquire 146,000 Common Units (Phantom Units) are available under the Plan and may be granted to employees from time to time at the discretion of the Plan Committee. Commencing on September 1, 1996 and on each September 1 thereafter that the Plan is in effect, each director who is in office automatically receives 500 units. The Phantom Units vest upon, and in the same proportions as (1) the conversion of the Partnership's Subordinated Units into Common Units or (2) if later, the third anniversary of their grant date, and (3) terms and conditions specified by each grant. During fiscal 1999, 21,300 of these Phantom Units were granted to non-employee directors and key employees. During fiscal 1998 and 1997, 20,200 and 18,000, respectively, of these Phantom Units were granted to non-employee directors and key employees. As of August 31, 1999, Phantom Units with a value of $1,346 have been awarded and the compensation cost related to such units will be recognized over the vesting period of the related awards. The Partnership applies APB Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost and directors' fee expense of $358, $215 and $93 was recorded for fiscal 1999, 1998 and 1997, respectively, related to the issuance of the units. Subsequent to August 31, 1999, 4,500 of Phantom Unit grants vested pursuant to the vesting rights of the Plan. The Partnership follows the disclosure only provision of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-based Compensation". Pro-forma net income and net income per limited partner unit under the fair value method of accounting for equity instruments under SFAS No. 123 would be the same as reported net income and net income per limited partner unit.

7.  REGISTRATION STATEMENTS:

Effective November 19, 1997, the Partnership registered 2,000,000 additional Common Units on Form S-4 that may be issued from time to time by the Partnership by means of a prospectus delivered in connection with its negotiations for acquisition of other businesses, properties or securities in business combination transactions. On August 6, 1998, 60,606 Common Units were issued from this registration statement in connection with the acquisition of certain assets of another propane company. Subsequent to August 31, 1999, 56,578 Common Units were issued from this registration statement in connection with the acquisition of certain assets of subsequent acquisitions.

Effective September 13, 1999, the Partnership registered $150,000,000 of Common Units and Debt Securities on Form S-3 that may be offered for sale in one or more offerings. On October 25, 1999, the Partnership issued a prospectus supplement offering 1,200,000 Common Units, representing limited partner interests in the Partnership. The underwriters delivered the Common Units to purchasers on October 28, 1999 at a public offering price of $22.00 per Common Unit. The underwriters may also purchase up to an additional 180,000 Common Units on the same terms within 30 days from the date of the prospectus supplement to cover over-allotments, if any. The Partnership used the net proceeds of approximately $24.0 million from this offering to repay a portion of the outstanding indebtedness under its acquisition facility that was incurred to acquire propane businesses.

8.  PROFIT SHARING AND 401(K) SAVINGS PLAN:

The Company sponsors a defined contribution profit sharing and 401(k) savings plan (the Plan), which covers all employees subject to service period requirements. Contributions are made to the Plan at the discretion of the Board of Directors. Total expense under the profit sharing provision of the Plan during the years ended August 31, 1999, 1998 and 1997, was $425, $375 and $325, respectively. At August 31, 1999 and 1998, accounts payable included amounts payable from the Partnership to the General Partner of $1,964 and $1,192, respectively.

9.  RELATED PARTY TRANSACTIONS:

The Partnership has no employees and is managed by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of the Partnership, and all other necessary or appropriate expenses allocable to the Partnership or otherwise reasonably incurred by the General Partner in connection with operating the Partnership's business. These costs, which totaled approximately $38,314, $33,870 and $28,659 for the years ended August 31, 1999, 1998 and 1997, respectively, include compensation and benefits paid to officers and employees of the General Partner.

10. REPORTABLE SEGMENTS:

The Partnership has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information which requires the reporting of certain financial information by business segment. The Partnership financial statements reflect three reportable segments: the domestic retail operations of Heritage Propane Partners, the domestic wholesale operations of Heritage Propane Partners, and the foreign wholesale operations of M-P Energy Partnership, a majority owned partnership. The Partnership's reportable segments are strategic business units that sell products and services to different types of users; retail and wholesale customers. M-P Energy Partnership is a 60 percent owned Canadian wholesale supplier that the Partnership consolidates. Intersegment sales by the foreign wholesale segment to the domestic segment are priced in accordance with the partnership agreement. The Partnership manages these segments separately as each segment involves different distribution, sale and marketing strategies. The Partnership evaluates the performance of its operating segments based on operating income. The operating income below does not reflect domestic and foreign selling, general, and administrative expenses of $6,236, $5,484 and $5,351 for the years ended 1999, 1998 and 1997, respectively.

The following table presents financial information by segment for the years ended August 31,


                                  1999          1998           1997
                                ---------     ---------     ---------

Gallons:
     Domestic retail              159,938       146,747       125,606
     Domestic wholesale             7,795        11,413        21,431
     Foreign wholesale
         Affiliated                56,869        44,133        45,886
         Unaffiliated              73,337        74,807        91,165
     Elimination                  (56,869)      (44,133)      (45,886)
                                ---------     ---------     ---------
         Total                    231,070       232,967       238,202
                                =========     =========     =========

Revenues:
     Domestic retail fuel       $ 137,403     $ 136,301     $ 129,674
     Domestic wholesale fuel        3,409         5,345        11,766
     Foreign wholesale
         Affiliated                16,903        14,696        20,764
         Unaffiliated              20,628        24,929        41,277
     Elimination                  (16,903)      (14,696)      (20,764)
     Other domestic revenues       22,580        19,412        17,068
                                ---------     ---------     ---------
         Total                  $ 184,020     $ 185,987     $ 199,785
                                =========     =========     =========



Operating Income:
     Domestic retail              $  29,659     $  27,242     $  20,969
     Domestic wholesale fuel            162           227           264
     Foreign wholesale
         Affiliated                     494           196           186
         Unaffiliated                   982           944         1,037
     Elimination                       (494)         (196)         (186)
                                  ---------     ---------     ---------
         Total                    $  30,803     $  28,413     $  22,270
                                  =========     =========     =========

Total Assets:
     Domestic retail              $ 236,215     $ 212,537     $ 174,636
     Domestic wholesale               2,803         4,401         4,443
     Foreign wholesale                4,566         3,110         4,864
     Corporate                       19,374        19,916        19,856
                                  ---------     ---------     ---------
         Total                    $ 262,958     $ 239,964     $ 203,799
                                  =========     =========     =========

Depreciation and amortization:
     Domestic retail              $  14,691     $  13,603     $  11,033
     Domestic wholesale                  45            59            76
     Foreign                             13            18            15
                                  ---------     ---------     ---------
         Total                    $  14,749     $  13,680     $  11,124
                                  =========     =========     =========


11. SIGNIFICANT INVESTEE:

At August 31, 1999, the Partnership held a 50 percent interest in Bi-State Partnership. The Partnership accounts for its 50 percent interest in Bi-State Partnership under the equity method. The Partnership's investment in Bi-State Partnership totaled $5,202 and $4,667 at August 31, 1999 and 1998 respectively. The Partnership received distributions from Bi-State Partnership in the amount of $470, $100 and $100 for the years ended August 31, 1999, 1998 and 1997, respectively.

Bi-State Partnership's financial position at August 31, 1999 and 1998 is summarized below:


                                                               1999              1998
                                                            -----------      -----------

Current assets                                              $     1,533      $     2,533
Noncurrent assets                                                14,281           13,752
                                                            -----------      -----------
                                                            $    15,814      $    16,285
                                                            ===========      ===========

Current liabilities                                         $     2,333      $     2,306
Long-term debt                                                    4,804            6,516
Partners' capital:
     Heritage                                                     5,202            4,667
     Other partner                                                3,475            2,796
                                                            -----------      -----------
                                                            $    15,814      $    16,285
                                                            ===========      ===========

Bi-State Partnership's results of operations for fiscal years ended August 31, 1999, 1998 and 1997 are summarized below:


                                                                 1999            1998              1997
                                                              ---------         --------         ---------

Revenues                                                    $    12,627      $    10,708       $     9,162
Gross profit                                                      7,356            5,944             4,058
Net income:
     Heritage                                                     1,005              707               328
     Other partner                                                1,149              878               462

12. QUARTERLY FINANCIAL DATA (UNAUDITED):


Fiscal 1999:


                                    Nov. 30          Feb. 28           May 31            Aug. 31
                                 -----------       -----------       -----------      -----------

Revenues                         $    41,558       $    68,498       $    43,150      $    30,814
Operating income (loss)                4,563            18,070             5,009           (3,075)
Net income (loss)                      1,215            14,404             1,344           (7,301)
Net income (loss) per unit-
  basic and diluted                     0.14              1.66              0.15            (0.84)


Fiscal 1998:
                                    Nov. 30          Feb. 28           May 31            Aug. 31
                                 -----------       -----------       -----------      -----------
Revenues                         $    45,906       $    71,656       $    42,285      $    26,140
Operating income (loss)                3,999            17,932             3,989           (2,991)
Net income (loss)                        494            14,627               419           (6,750)
Net income (loss) per unit-
  basic and diluted                     0.06              1.74              0.05            (0.79)

The retail propane distribution business is largely seasonal due to propane's use as a heating source in residential and commercial buildings. Historically, approximately two-thirds of the Partnership's retail propane volume and more than 80 percent of the Partnership's EBITDA is attributable to sales during the six-month peak heating season of October through March. Consequently, sales and operating profits are concentrated in the Partnership's first and second fiscal quarters. Cash flow from operations, however, is greatest during the second and third fiscal quarters when customers pay for propane purchased during the six-month peak-heating season.

                                INDEX TO EXHIBITS

         The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

         Exhibit
         Number            Description
         ------            -----------

(1)      3.1               Agreement of Limited Partnership of Heritage Propane
                           Partners, L.P.

(7)      10.1              First Amended and Restated Credit Agreement with
                           Banks Dated May 31, 1999

(*)      10.1.1            First Amendment to the First Amended and Restated
                           Credit Agreement dated as of October 15, 1999

(1)      10.2              Form of Note Purchase Agreement (June 25, 1996)

(3)      10.2.1            Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of July 25, 1996

(4)      10.2.2            Amendment of Note Purchase Agreement (June 25, 2996)
                           dated as of March 11, 1997

(6)      10.2.3            Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of October 15, 1998

(*)      10.2.4            Second Amendment Agreement dated September 1, 1999 to
                           June 25, 1996 Note Purchase Agreement

(1)      10.3              Form of  Contribution,  Conveyance  and Assumption
                           Agreement  among  Heritage  Holdings,  Inc., Heritage
                           Propane Partners, L.P. and Heritage Operating, L.P.

(1)      10.6              Restricted Unit Plan

(4)      10.6.1            Amendment of Restricted Unit Plan dated as of October
                           17, 1996

(2)      10.7              Employment Agreement for James E. Bertelsmeyer

(1)      10.8              Employment Agreement for R. C. Mills

(1)      10.9              Employment Agreement for G.A. Darr

(1)      10.10             Employment Agreement for H. Michael Krimbill

(6)      10.11             Employment Agreement for Bradley K. Atkinson

(7)      10.12             First Amended and Restated  Revolving Credit
                           Agreement  between Heritage Service Corp. and Banks
                           Dated May 31, 1999

(5)      10.16             Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1           Amendment dated October 15, 1998 to November 19, 1997
                           Note Purchase Agreement

(*)      10.16.2           Second Amendment  Agreement dated September 1, 1999
                           to November 19, 1997 Note Purchase Agreement and
                           June 25, 1996 Note Purchase Agreement

         Exhibit
         Number            Description
         ------            -----------

(*)      21.1              List of Subsidiaries

(*)      23.3              Consent of Arthur Andersen LLP

         27.1 Financial Data Schedule - Filed with EDGAR version only

(*)      99.1              Balance Sheet of Heritage Holdings, Inc. as of
                           August 31, 1999
         --------------------------------------------


(1) Incorporated by reference to the same numbered Exhibit to Registrant's Registration Statement of Form S-1, File No. 333-04018, filed with the Commission on June 21, 1996.

(2) Incorporated by reference to Exhibit 10.11 to Registrant's Registration Statement on Form S-1, File No. 333-04018, filed with the Commission on June 21, 1996.

(3) Incorporated by reference to the same numbered Exhibit to Registrant's Form 10-Q for the quarter ended November 30, 1996.

(4) Incorporated by reference to the same numbered Exhibit to Registrant's Form 10-Q for the quarter ended February 28, 1997.

(5) Incorporated by reference to the same numbered Exhibit to Registrant's Form 10-Q for the quarter ended May 31, 1998.

(6) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-K for the year ended August 31, 1998.

(7) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q for the quarter ended May 31, 1999.

(*)      Filed Herewith.