Form 10-Q
period 1999-11-30
HERITAGE PROPANE PARTNERS L P
filed 2000-01-14
CIK 1012569

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1999

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

Yes   x     No
    -----

At January 4, 2000, the registrant had units outstanding as follows:
Heritage Propane Partners, L.P.             7,106,326         Common Units
                                            2,777,207         Subordinated Units

                                    FORM 10-Q

                         HERITAGE PROPANE PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                                     Pages
                                                                                                     -----
PART I            FINANCIAL INFORMATION

     ITEM 1.      FINANCIAL STATEMENTS

                  HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  Consolidated Balance Sheets as of November 30, 1999 and August 31, 1999              1

                  Consolidated Statements of Operations for the three months ended
                      November 30, 1999 and 1998                                                       2

                  Consolidated Statement of Partners' Capital for the three months ended
                      November 30, 1999                                                                3

                  Consolidated Statements of Cash Flows for the three months ended
                      November 30, 1999 and 1998                                                       4

                  Notes to Unaudited Consolidated Financial Statements                                 5

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                                              9

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK                                                                     14


PART II           OTHER INFORMATION

     ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS                                           14

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                                    14

     SIGNATURE

                         PART I - FINANCIAL INFORMATION
                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                   November 30,      August 31,
                                                                                       1999             1999
                                                                                   ------------     ------------
                                                                                   (unaudited)
                                  ASSETS

CURRENT ASSETS:
   Cash                                                                            $      2,660     $      1,679
   Accounts receivable                                                                   19,797           11,635
   Inventories                                                                           15,701           14,784
   Prepaid expenses                                                                       1,788            1,169
                                                                                   ------------     ------------
     Total current assets                                                                39,946           29,267

PROPERTY, PLANT AND EQUIPMENT, net                                                      171,773          155,219
INVESTMENT IN AFFILIATE                                                                   5,248            5,202
INTANGIBLES AND OTHER ASSETS, net                                                        76,424           73,270
                                                                                   ------------     ------------

     Total assets                                                                  $    293,391     $    262,958
                                                                                   ============     ============

                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Working capital facility                                                        $     31,400     $     19,900
   Accounts payable                                                                      20,913           17,268
   Accrued and other current liabilities                                                 10,833            8,490
   Current maturities of long-term debt                                                   2,294            2,022
                                                                                   ------------     ------------
     Total current liabilities                                                           65,440           47,680

LONG-TERM DEBT, less current maturities                                                 188,919          196,216
                                                                                   ------------     ------------

COMMITMENTS AND CONTINGENCIES

     Total liabilities                                                                  254,359          243,896
                                                                                   ------------     ------------

PARTNERS' CAPITAL:
   Common unitholders (7,086,752 and 5,825,674 units issued and outstanding at
     November 30, 1999 and August 31, 1999, respectively)                                38,641           17,077
   Subordinated unitholders (2,777,207 units issued and outstanding at
     November 30, 1999 and August 31, 1999, respectively)                                    27            1,809
   General partner                                                                          364              176
                                                                                   ------------     ------------
     Total partners' capital                                                             39,032           19,062
                                                                                   ------------     ------------

     Total liabilities and partners' capital                                       $    293,391     $    262,958
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per unit and unit data)
                                   (unaudited)


                                                               Three Months Ended
                                                                  November 30,
                                                             1999              1998
                                                         ------------      ------------
REVENUES:
   Retail fuel                                           $     36,518      $     29,341
   Wholesale fuel                                               7,817             5,755
   Other                                                        7,555             6,462
                                                         ------------      ------------
     Total revenues                                            51,890            41,558
                                                         ------------      ------------

COSTS AND EXPENSES:
   Cost of products sold                                       29,421            19,931
   Operating expenses                                          13,603            12,178
   Depreciation and amortization                                4,022             3,545
   Selling, general and administrative                          1,414             1,341
                                                         ------------      ------------
     Total costs and expenses                                  48,460            36,995
                                                         ------------      ------------

OPERATING INCOME                                                3,430             4,563

OTHER INCOME (EXPENSE):
   Interest expense                                            (4,398)           (3,896)
   Equity in earnings of affiliates                                46               178
   Gain on disposal of assets                                     285               502
   Other                                                          (70)              (31)
                                                         ------------      ------------

INCOME (LOSS) BEFORE MINORITY INTEREST                           (707)            1,316

   Minority interest                                             (101)             (101)
                                                         ------------      ------------

NET INCOME (LOSS)                                                (808)            1,215

GENERAL PARTNER'S INTEREST IN NET INCOME (LOSS)                    (8)               12
                                                         ------------      ------------

LIMITED PARTNERS' INTEREST IN NET INCOME (LOSS)          $       (800)     $      1,203
                                                         ============      ============

BASIC NET INCOME (LOSS) PER LIMITED PARTNER UNIT         $      (0.09)     $       0.14
                                                         ============      ============

BASIC WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING          9,081,607         8,579,668
                                                         ============      ============

DILUTED NET INCOME (LOSS) PER LIMITED PARTNER UNIT       $      (0.09)     $       0.14
                                                         ============      ============

DILUTED WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING        9,081,607         8,634,168
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                        (in thousands, except unit data)
                                   (unaudited)


                                               NUMBER OF UNITS           Common      Subordinated        General     Total Partners'
                                           Common      Subordinated    Unitholders    Unitholders        Partner         Capital
                                         ----------    ------------    -----------   ------------      ----------    ---------------
BALANCE, AUGUST 31, 1999                  5,825,674      2,777,207     $   17,077      $    1,809      $      176      $   19,062

Unit Distribution                                --             --         (3,280)         (1,562)            (57)         (4,899)

Issuance of restricted Common Units
   in connection with certain
   acquisitions                              56,578             --          1,262              --              --           1,262

Issuance of Common Units to public
   net of related expenses                1,200,000             --         24,041              --              --          24,041

Capital contribution from General
   Partner in connection with
   issuance of Common Units                      --             --             --              --             253             253

Issuance of Common Units pursuant
   to the vesting rights of the
   Restricted Unit Plan                       4,500             --             --              --              --              --

Other                                            --             --            116               5              --             121

Net loss                                         --             --           (575)           (225)             (8)           (808)
                                         ----------     ----------     ----------      ----------      ----------      ----------

BALANCE, NOVEMBER 30, 1999                7,086,752      2,777,207     $   38,641      $       27      $      364      $   39,032
                                         ==========     ==========     ==========      ==========      ==========      ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)


                                                                                   Three Months Ended
                                                                                      November 30,
                                                                                  1999            1998
                                                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                           $     (808)     $    1,215
     Reconciliation of net income (loss) to net cash provided by (used in)
     operating activities-
     Depreciation and amortization                                                  4,022           3,545
     Provision for losses on accounts receivable                                       68              38
     Gain on disposal of assets                                                      (285)           (502)
     Deferred compensation on restricted units                                        121              89
     Undistributed earnings of affiliates                                             (46)            174
     Minority interest                                                                (63)           (298)
     Changes in assets and liabilities, net of effect of acquisitions:
       Accounts receivable                                                         (8,128)         (5,408)
       Inventories                                                                   (789)           (158)
       Prepaid expenses                                                              (617)           (478)
       Intangibles and other assets                                                   503             (17)
       Accounts payable                                                             3,646           3,083
       Accrued and other current liabilities                                        1,946           1,509
                                                                               ----------      ----------
         Net cash provided by (used in) operating activities                         (430)          2,792
                                                                               ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired                               (15,271)         (3,425)
   Capital expenditures                                                            (5,045)         (3,529)
   Proceeds from asset sales                                                          431           1,465
                                                                               ----------      ----------
         Net cash used in investing activities                                    (19,885)         (5,489)
                                                                               ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                        36,400          18,650
   Principal payments on debt                                                     (34,499)        (11,034)
   Unit distribution                                                               (4,899)         (4,332)
   Net proceeds from issuance of common units                                      24,041              --
   Capital contribution from General Partner                                          253              --
                                                                               ----------      ----------
         Net cash provided by financing activities                                 21,296           3,284
                                                                               ----------      ----------

INCREASE IN CASH                                                                      981             587

CASH, beginning of period                                                           1,679           1,837
                                                                               ----------      ----------

CASH, end of period                                                            $    2,660      $    2,424
                                                                               ==========      ==========

NONCASH FINANCING ACTIVITIES:
   Notes payable incurred on noncompete agreements                             $    2,335      $      851
   Issuance of restricted common units in connection with certain
   acquisitions                                                                $    1,262      $       --

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                    $    2,768      $    2,240



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

The Operating Partnership sells propane and propane-related products to a current customer base of approximately 277,000 retail customers in 26 states throughout the United States. The Partnership is also a wholesale propane supplier in the southwestern United States and in Canada, the latter through participation in M-P Energy Partnership. M-P Energy Partnership is a Canadian partnership primarily engaged in lower-margin wholesale distribution in which the Partnership owns a 60 percent interest. The Partnership grants credit to its customers for the purchase of propane and propane-related products.

The consolidated financial statements include the accounts of the Partnership, its subsidiaries, including Heritage Operating Partnership and M-P Energy Partnership. The Partnership accounts for its 50 percent partnership interest in Bi-State Partnership, another propane retailer, under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. The General Partner's 1.0101 percent interest in the Operating Partnership is accounted for in the consolidated financial statements as a minority interest. The accompanying financial statements should be read in conjunction with the Partnership's consolidated financial statements as of August 31, 1999, and the notes thereto included in the Partnership's consolidated financial statements included in Form 10-K as filed with the Securities and Exchange Commission on November 29, 1999. The accompanying financial statements include only normal recurring accruals and all adjustments that the Partnership considers necessary for a fair presentation. Due to the seasonal nature of the Partnership's business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

2.       INVENTORIES:

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using average cost while the cost of appliances, parts and fittings is determined by the first-in, first-out method. Inventories consist of the following:

                                 November 30,  August 31,
                                     1999         1999
                                 ------------  ----------
Fuel                               $ 10,421     $  9,341
Appliances, parts and fittings        5,280        5,443
                                   --------     --------
                                   $ 15,701     $ 14,784
                                   ========     ========

3.       INCOME (LOSS) PER LIMITED PARTNER UNIT:

Basic net income (loss) per limited partner unit is computed by dividing net income (loss), after considering the General Partner's one percent interest, by the weighted average number of Common and Subordinated Units outstanding. Diluted net income (loss) per limited partner unit is computed by dividing net income (loss), after considering the General Partner's one percent interest, by the weighted average number of Common and Subordinated Units outstanding and the weighted average number of Restricted Units ("Phantom Units") granted under the Restricted Unit Plan. For the three months ended November 30, 1999, 75,091 Phantom Units were excluded from the calculation of diluted net loss as such units were anti-dilutive due to the net loss for the period. A reconciliation of net income (loss) and weighted average units used in computing basic and diluted earnings (loss) per unit is as follows:

                                                                     Three Months Ended November 30,
                                                                        1999                1998
                                                                   --------------      --------------
BASIC NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Limited Partners' interest in net income (loss)                    $         (800)     $        1,203
                                                                   ==============      ==============

Weighted average limited partner units                                  9,081,607           8,579,668
                                                                   ==============      ==============

Basic net income (loss) per limited partner unit                   $         (.09)     $         0.14
                                                                   ==============      ==============

DILUTED NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Limited partners' interest in net income (loss)                    $         (800)     $        1,203
                                                                   ==============      ==============

Weighted average limited partner units                                  9,081,607           8,579,668
Dilutive effect of Phantom Units                                               --              54,500
                                                                   --------------      --------------
Weighted  average  limited  partner units,  assuming  dilutive
   effect of Phantom Units                                              9,081,607           8,634,168
                                                                   ==============      ==============

Diluted net income (loss) per limited partner unit                 $         (.09)     $         0.14
                                                                   ==============      ==============


CASH DISTRIBUTIONS

On October 14, 1999, a quarterly distribution of $4,842, or $.5625 per Common and Subordinated Unit, was paid to Unitholders of record at the close of business on October 1, 1999 and $57 and $58 was distributed to the General Partner for its General Partner interest in the Operating Partnership and its Minority Interest, respectively and its Incentive Distribution Rights. On December 22, 1999, the Partnership declared a cash distribution for the first quarter ended November 30, 1999 of $.5625 per unit payable on January 14, 2000 to Unitholders of record at the close of business on January 4, 2000.

4.       WORKING CAPITAL FACILITIES AND LONG-TERM DEBT:

As of June 25, 1996, the Partnership entered into a credit agreement with various financial institutions. Effective July 2, 1999, the Partnership entered into the First Amended and Restated Credit Agreement (the "Agreement"). The Agreement replaced one of the financial institutions from the previous amended credit agreement and extended the maturities, leaving all the terms essentially unchanged. On October 15, 1999, the Partnership entered into the First Amendment to the First Amended and Restated Credit Agreement the terms of which are as follows:

         A $35,000 Senior Revolving Working Capital Facility, expiring June 30, 2002, with $31,400 outstanding at November 30, 1999. The interest rate and interest payment dates vary depending on the terms the Partnership agrees to when the money is borrowed. The weighted average interest rates were 6.688 percent and 6.925 percent for amounts outstanding at August 31, 1999 and 1998, respectively. The Partnership must be free of all working capital borrowings for 30 consecutive days each fiscal year. The maximum commitment fee payable on the unused portion of the facility is .375 percent.

         A $50,000 Senior Revolving Acquisition Facility is available through December 31, 2001, with $9,200 outstanding at November 30, 1999, at which time the outstanding amount must be paid in ten equal quarterly installments, beginning March 31, 2002. The interest rate and interest payment dates vary depending on the terms the Partnership agrees to when the money is borrowed. The average interest rates were 7.0 percent and 7.0 percent for amounts outstanding at August 31, 1999 and 1998, respectively. The maximum commitment fee payable on the unused portion of the facility is .375 percent.


5.       REPORTABLE SEGMENTS:

The Partnership applies SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which requires the reporting of certain financial information by business segment. The Partnership financial statements reflect three reportable segments: the domestic retail operations of Heritage Propane Partners, the domestic wholesale operations of Heritage Propane Partners, and the foreign wholesale operations of M-P Energy Partnership, a majority owned partnership. The Partnership's reportable segments are strategic business units that sell products and services to different types of users; retail and wholesale customers. M-P Energy Partnership is a 60 percent owned Canadian wholesale supplier that the Partnership consolidates. Intersegment sales by the foreign wholesale segment to the domestic segment are priced in accordance with the partnership agreement. The Partnership manages these segments separately as each segment involves different distribution, sale and marketing strategies. The Partnership evaluates the performance of its operating segments based on operating income. The operating income below does not reflect selling, general, and administrative expenses of $1,414 and $1,341 for the three months ended November 30, 1999 and 1998 respectively.

The following table presents financial information by segment for the three months ended November 30,

                                      1999              1998
                                   ------------      ----------
Gallons:
     Domestic retail                     38,875          35,668
     Domestic wholesale                   1,727           1,652
     Foreign wholesale
         Affiliated                      14,506          13,092
         Unaffiliated                    19,426          18,613
     Elimination                        (14,506)        (13,092)
                                   ------------      ----------
         Total                           60,028          55,933
                                   ============      ==========

Revenues:
     Domestic retail fuel            $   36,518      $   29,341
     Domestic wholesale fuel                946             665
     Foreign wholesale
         Affiliated                       5,538           3,706
         Unaffiliated                     6,864           5,090
     Elimination                         (5,538)         (3,706)
     Other domestic revenues              7,562           6,462
                                   ------------      ----------
         Total                       $   51,890      $   41,558
                                   ============      ==========

Operating Income:
     Domestic retail                 $    4,429      $    5,676
     Domestic wholesale fuel                 --              20
     Foreign wholesale
         Affiliated                         145             126
         Unaffiliated                       414             208
     Elimination                           (145)           (126)
                                   ------------      ----------
         Total                       $    4,844      $    5,904
                                   ============      ==========

Depreciation and amortization:
     Domestic retail               $    4,010        $    3,532
     Domestic wholesale                    10                13
     Foreign wholesale                      2                --
                                   ------------      ----------
         Total                     $    4,022        $    3,545
                                   ============      ==========


                                      As of            As of
                                   November 30,      August 31,
                                      1999              1999
                                   ------------      ----------
Total Assets:
     Domestic retail                 $  265,024      $  236,215
     Domestic wholesale                   3,907           2,803
     Foreign wholesale                    4,924           4,566
     Corporate                           19,536          19,374
                                   ------------      ----------
         Total                       $  293,391      $  262,958
                                   ============      ==========

6.       SIGNIFICANT INVESTEE:

The Partnership holds a 50 percent interest in Bi-State Partnership. The Partnership accounts for its 50 percent interest in Bi-State Partnership under the equity method. The Partnership's investment in Bi-State Partnership totaled $5,248 and $5,202 at November 30, 1999 and August 31, 1999, respectively. The Partnership received distributions from Bi-State Partnership in the amount of $470 for the year ended August 31, 1999.

Bi-State Partnership's financial position at November 30, 1999 and August 31, 1999 is summarized below:

                        November 30,      August 31,
                            1999             1999
                        ------------     ------------
Current assets          $      1,591     $      1,533
Noncurrent assets             14,399           14,281
                        ------------     ------------
                        $     15,990     $     15,814
                        ============     ============

Current liabilities     $      2,882     $      2,333
Long-term debt                 4,325            4,804
Partners' capital:
     Heritage                  5,248            5,202
     Other partner             3,535            3,475
                        ------------     ------------
                        $     15,990     $     15,814
                        ============     ============

Bi-State Partnership's results of operations for three months ended November 30, 1999 and 1998, respectively are summarized below:

                        1999       1998
                       ------     ------
Revenues               $2,549     $2,748
Gross profit            1,377      1,684
Net income:
     Heritage              46        178
     Other partner         61         16


7.       FOOTNOTES INCORPORATED BY REFERENCE:

Certain footnotes are applicable to the consolidated financial statements but would be substantially unchanged from those presented on Form 10-K filed with the Securities and Exchange Commission on November 29, 1999. Accordingly, reference should be made to the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the following:





        NOTE      DESCRIPTION
        ----      -----------
         1.       OPERATIONS AND ORGANIZATION
         2.       SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET DETAIL
         4.       WORKING CAPITAL FACILITIES AND LONG-TERM DEBT
         5.       COMMITMENTS AND CONTINGENCIES
         6.       PARTNERS' CAPITAL
         7.       REGISTRATION STATEMENTS
         8.       PROFIT SHARING AND 401(k) SAVINGS PLAN
         9.       RELATED PARTY TRANSACTIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Since its formation in 1989, Heritage has grown primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth. Through November 30, 1999, Heritage and the Partnership completed 64 acquisitions for an aggregate purchase price of approximately $261 million. The Partnership has completed 36 of these acquisitions since going public on June 25, 1996. Subsequent to November 30, 1999, the Partnership completed 2 additional acquisitions, adding 15 retail outlets, for an approximate purchase price of $21 million. The Partnership engages in the sale, distribution and marketing of propane and other related products. The Partnership derives its revenue primarily from the retail propane marketing business. The General Partner believes that the Partnership is one of the largest retail marketers of propane in the United States, based on retail gallons sold, currently serving more than 277,000 residential, industrial/commercial and agricultural customers in 26 states through 162 retail outlets.

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

         The retail propane distribution business is largely seasonal due to propane's use as a heating source in residential and commercial buildings. Historically, approximately two-thirds of the Partnership's retail propane volume and in excess of 80% of the Partnership's EBITDA is attributable to sales during the six-month peak heating season of October through March. Consequently, sales and operating profits are concentrated in the Partnership's first through third fiscal quarters. Cash flow from operations, however, is greatest during the second and third fiscal quarters when customers pay for propane purchased during the six-month peak-heating season.

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

ANALYSIS OF UNAUDITED HISTORICAL RESULTS OF OPERATIONS

         The following discussion reflects for the periods indicated the results of operations and operating data for the Partnership. Most of the increases in the line items discussed below result from the acquisitions made by the Partnership subsequent to the prior period discussed. The acquisition activity affects the comparability of prior period financial matters, as the volumes are not included in the prior period's results of operations. As the Partnership has grown through acquisitions, fixed costs such as personnel costs, depreciation and amortization and interest expense have increased. Amounts discussed below reflect 100% of the results of M-P Energy Partnership, a general partnership in which the Partnership owns a 60% interest. Because M-P Energy Partnership is primarily engaged in lower-margin wholesale distribution, its contribution to the Partnership's net income is not significant and the minority interest of this partnership is excluded from the EBITDA calculation.

THREE MONTHS ENDED NOVEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 1998.

         Volume. The Partnership sold 38.9 million retail gallons in the three months ended November 30, 1999, an increase of 3.2 million gallons or 9.0% over the 35.7 million gallons sold in the three months ended November 30, 1998. This increase was primarily attributable to acquisition-related volumes and to a lesser extent internal growth, offset by warmer than normal weather.

         The Partnership also sold approximately 21.1 million wholesale gallons in this first quarter of fiscal 2000, an increase of .8 million gallons or 3.9% from the 20.3 million wholesale gallons sold in the first quarter of fiscal 1999. U.S. wholesale volumes remained relatively constant at 1.7 million gallons while the foreign volumes of MP Energy Partnership increased .8 million gallons to 19.4 million gallons for the first quarter.

         Revenues. Total revenues for the Partnership increased $10.4 million or 25.1% to $51.9 million for the three months ended November 30, 1999 as compared to $41.5 million for the same three-month period last year. The current period's domestic retail propane revenues increased $7.2 million or 24.6% to $36.5 million versus the prior year's comparable period results of $29.3 million due to increased volumes and higher selling prices. The U.S. wholesale revenues increased slightly to $.9 million as compared to $.7 million for the period ended November 30, 1998, due to higher selling prices. Other domestic revenues increased $1.2 million or 18.8% to $7.6 million as a result of acquisitions and internal growth. Foreign revenues increased $1.8 million for the three months ended November 30, 1999, to $6.9 million as compared to $5.1 million for the three months ended November 30, 1998, primarily as a result of higher selling prices and increased volume. Sales price per gallon increased during the three months ended November 30, 1999 in relation to the significant increase in the wholesale cost of propane as compared to the same period last year.

         Cost of Sales. Total cost of sales increased $9.5 million or 47.7% to $29.4 million for the three months ended November 30, 1999, as compared to $19.9 million for the three months ended November 30, 1998. This increase is the result of a significant increase in the wholesale propane prices during the three months ended November 30, 1999 as compared to the low wholesale costs experienced in the same period last fiscal year. U.S. wholesale cost of sales increased $.3 million in the first quarter comparisons for the same reasons. Retail fuel cost of sales increased $7.0 million or 57.4% to $19.2 million in the first quarter of fiscal 2000, compared to $12.2 million in the first quarter of fiscal 1998 due to the impact of the increase in wholesale fuel cost and retail volumes. Other cost of sales also increased $.6 million in the first quarter comparison in correlation to the increase in other revenues.

         Gross Profit. Total gross profit increased $.9 million or 4.2% to $22.5 million for the three months ended November 30, 1999, as compared to $21.6 million for the three months ended November 30, 1998 due to the aforementioned increases in retail volumes and revenues, offset by the increase in product costs. Last year's margins benefited as a result of the low propane cost environment, which was not experienced this current quarter.

         Operating Expenses. Operating expenses increased $1.4 million or 11.5% to $13.6 million in the first quarter of fiscal 2000 as compared to $12.2 million in the first quarter of fiscal 1999 primarily due to acquisition related operating expenses.

         Selling, General and Administrative. Selling, general and administrative expenses were $1.4 million for the three months ended November 30, 1999, an increase of $.1 million from the $1.3 million reported the same three month period last year.

         Depreciation and Amortization. Depreciation and amortization increased $.5 million for the first quarter ended November 30, 1999 to $4.0 million as compared to $3.5 million for the first quarter ended November 30, 1998. This increase is primarily the result of additional depreciation and amortization cost on the fixed assets and intangible assets recorded in connection with acquisitions.

         Operating Income. Operating income for the three months ended November 30, 1999, decreased $1.2 million, or 26.1%, to $3.4 million as compared to $4.6 million for the same three-month period last fiscal year. This decrease is primarily attributable to increased fuel costs, warmer than normal weather, which hindered expected increases in volumes, and the acquisition related increase in operating expenses.

         Net Income. The first quarter of fiscal 2000 recorded a net loss of $.8 million, a $2.0 million decrease from the net income of $1.2 million for the first quarter of fiscal 1999. This decrease is the result of the operating income decrease described above and an increase in interest costs.

         EBITDA. Earnings before interest, taxes, depreciation and amortization decreased $.8 million to $7.7 million for the first quarter ended November 30, 1999, as compared to the revised first quarter 1999 EBITDA of $8.5 million. The first quarter 1999 EBITDA was revised to account for the non-cash compensation expense that was previously included. The Partnership's EBITDA includes the EBITDA of investees, but does not include the EBITDA of the minority interest of M-P Energy Partnership. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

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

CASH FLOWS

         Operating Activities. Cash used by operating activities during the three months ended November 30, 1999, was $.4 million compared to cash provided of $2.8 million in the three months ended November 30, 1998. The net cash used from operations for the three months ended November 30, 1999 consisted of a net loss of $.8 million and the impact of working capital used of $3.4 offset by noncash charges of $3.8 million, principally depreciation and amortization. This increase in cash used in operations is primarily due to the net effect of the increase in propane costs on accounts receivable, inventory and accounts payable.

         Investing Activities. Cash used in investing activities during the three months ended November 30, 1999 included capital expenditures for acquisitions amounting to $15.3 million, net of cash received plus $5.0 million spent for maintenance needed to sustain operations at current levels and customer tanks to support growth of operations.

         Financing Activities. Cash provided by financing activities during the first quarter of fiscal 2000 of $21.3 million is primarily the result of net proceeds received in an equity offering of 1,200,000 Common Units representing limited partner interest in Heritage Propane Partners, L.P. utilizing the Partnership's Registration Statement No. 333-86057 on Form S-3 dated September 13, 1999. The underwriters delivered the Common Units to purchasers on October 28, 1999, at a public offering price of $22.00 per Common Unit. The net proceeds of approximately $24 million were used to repay a portion of the outstanding indebtedness under the acquisition facility that was incurred to acquire propane businesses. Other cash provided by financing activities of $1.9 was from a net increase in the working capital facility of $11.5 million and a net decrease in long-term debt of $9.6 million. These increases were offset by cash distributions to unitholders of $4.9 million.

FINANCING AND SOURCES OF LIQUIDITY

         The Partnership has a Bank Credit Facility, which includes a Working Capital Facility, a revolving credit facility providing for up to $35.0 million of borrowings to be used for working capital and other general partnership purposes, and an Acquisition Facility, a revolving credit facility providing for up to $50.0 million of borrowings to be used for acquisitions and improvements. As of November 30, 1999, the Acquisition Facility had $40.8 million available to fund future acquisitions and the Working Capital Facility had $3.6 million available for borrowings.

         The Partnership uses its cash provided by operating and financing activities to provide distributions to unitholders and to fund acquisition, maintenance and growth capital expenditures. Acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and intangibles associated with such acquired businesses, were $15.3 million for the three months ended November 30, 1999, as compared to $3.4 million during the same period of fiscal 1998. In addition to the $15.3 million of cash expended for acquisitions during the first quarter of fiscal 2000, $1.3 million of Common Units and $2.3 million for notes payable on non-compete agreements were issued in connection with certain acquisitions.

         Under the Partnership Agreement of Heritage, the Partnership will distribute to its partners, 45 days after the end of each fiscal quarter, an amount equal to all of its Available Cash for such quarter. Available cash generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves established by the General Partner in its reasonable discretion that is necessary or appropriate to provide for future cash requirements. The current distribution level of $.5625 per unit ($2.25 annually) includes incentive distributions payable to the General Partner to the extent the quarterly distribution exceeds $.55 per unit ($2.20 annually).

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

         A contingency plan has been developed to deal with system failures and disruptions of service arising from third party Y2K failures. The contingency plan for the Partnership's district operations is primarily focused on one system that already has been successfully tested and is Y2K compliant. This system affects two-thirds of our district operations and if other systems fail during the testing, they will be upgraded to this compliant system. The success the Partnership has with dealing with the issues of the Year 2000 and its vendor and supplier's success in the matter will affect the Partnership's future operations. Interruptions in the Partnership's operations or those of its major suppliers and vendors due to Year 2000 failures could have a material adverse affect on its operations and cash flows. In addition to the business risks noted above there are other Y2K risks, which include but are not limited to utility and telecommunication systems failure to provide service, which are beyond the Partnership's control and could have adverse effects on our operations. As of January 10, 2000, the Partnership has not experienced any significant problems arising from Y2K system failures or disruptions of service arising from third parties.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the three months ended November 30, 1999, the Partnership issued 56,578 Common Units ("Units") to in exchange for certain assets in connection with the acquisitions of certain propane businesses, for a total value of $1.3 million. These Units were issued utilizing the Partnership's Registration Statement No. 333-40407 on Form S-4. In addition, the partnership issued 4,500 Common Units to certain individuals pursuant to the vesting rights of the Restricted Unit Plan.

         On October 25, 1999, the Partnership issued a prospectus supplement offering 1,200,000 Common Units, representing limited partner interests in Heritage Propane Partners, L.P. utilizing the Partnership's Registration Statement No. 333-86057 on Form S-3 dated September 13, 1999. The underwriters delivered the Common Units to purchasers on October 28, 1999, at a public offering price of $22.00 per Common Unit. The net proceeds of approximately $24 million were used to repay a portion of the outstanding indebtedness under the acquisition facility that was incurred to acquire propane businesses


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

         Exhibit
         Number            Description
         -------           -----------
(1)      3.1               Agreement of Limited Partnership of Heritage Propane
                           Partners, L.P.

(7)      10.1              First Amended and Restated Credit Agreement with
                           Banks Dated May 31, 1999

(8)      10.1.1            First Amendment to the First Amended and Restated
                           Credit Agreement dated as of October 15, 1999

(1)      10.2              Form of Note Purchase Agreement (June 25, 1996)

(3)      10.2.1            Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of July 25, 1996

(4)      10.2.2            Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of March 11, 1997

(6)      10.2.3            Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of October 15, 1998

(8)      10.2.4            Second Amendment Agreement dated September 1, 1999 to
                           June 25, 1996 Note Purchase Agreement

         Exhibit
         Number            Description
         -------           -----------
(1)      10.3              Form of Contribution, Conveyance and Assumption
                           Agreement among Heritage Holdings, Inc., Heritage
                           Propane Partners, L.P. and Heritage Operating, L.P.

(1)      10.6              Restricted Unit Plan

(4)      10.6.1            Amendment of Restricted Unit Plan dated as of October
                           17, 1996

(2)      10.7              Employment Agreement for James E. Bertelsmeyer

(1)      10.8              Employment Agreement for R. C. Mills

(1)      10.9              Employment Agreement for G.A. Darr

(1)      10.10             Employment Agreement for H. Michael Krimbill

(6)      10.11             Employment Agreement for Bradley K. Atkinson

(7)      10.12             First Amended and Restated Revolving Credit Agreement
                           between Heritage Service Corp. and Banks Dated May
                           31, 1999

(5)      10.16             Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1           Amendment dated October 15, 1998 to November 19, 1997
                           Note Purchase Agreement

(8)      10.16.2           Second Amendment  Agreement dated September 1, 1999
                           to November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

(8)      21.1              List of Subsidiaries

         27.1 Financial Data Schedule - Filed with EDGAR version only

(8)      99.1              Balance Sheet of Heritage Holdings, Inc. as of August
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

(8) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-K for the year ended August 31, 1999.

(b)      Reports on Form 8-K

     The Partnership filed three reports on Form 8-K during the three months ended November 30, 1999. Form 8-K dated October 19, 1999, was filed reporting the announcement of the Partnership's financial results for the fiscal year ended August 31, 1999 with the press release filed as an exhibit. On October 21, 1999, a Form 8-K was filed to report the public offering (the "Offering") of up to 1,380,000 Common Units under the Partnership's shelf registration statement on Form S-3 (Registration No. 333-86057). The opinions of Andrews & Kurth L.L.P. attached to this Form 8-K related to the Offering, and the opinion as to certain tax matters, replaced the opinion as to tax matters originally filed with the Registration Statement. The opinions of Andrews & Kurth L.L.P. were filed as exhibits to the Form 8-K in lieu of filing them as exhibits to the Registration Statement by means of a post-effective amendment thereto. Form 8-K dated October 25, 1999, attached as an exhibit the Underwriting Agreement dated October 25, 1999 among Heritage Propane Partners, L.P. ("the Partnership"), Heritage Holdings, Inc. and Heritage Operating, L.P. and PaineWebber Incorporated, A.G. Edwards & Sons, Inc. and CIBC World Markets Corp. relating to the offering of 1,200,000 Common Units representing limited partner interests in the Partnership registered pursuant to a Registration Statement on Form S-3 (Registration No. 333-86057), as supplemented by the Prospectus Supplement, dated October 25, 1999.

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


                                       HERITAGE PROPANE PARTNERS, L.P.

                                       By: Heritage Holdings, Inc.,
                                           General Partner



Date:  January 12, 2000                By: /s/ H. Michael Krimbill
                                           -------------------------------------
                                           H. Michael Krimbill
                                           (President and Chief Financial
                                           Officer and officer duly authorized
                                           to sign on behalf of the
                                           registrant)

                                  EXHIBIT INDEX



Exhibit
   No.                   Description
-------                  -----------
  27.1                   Financial Data Schedule - Filed with EDGAR version only