Form 10-Q
period 2000-02-29
HERITAGE PROPANE PARTNERS L P
filed 2000-04-13
CIK 1012569

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  ______ to ______


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

Yes  X    No
    ---

At April 4, 2000, the registrant had units outstanding as follows:
Heritage Propane Partners, L.P.             7,214,204         Common Units
                                            2,777,207         Subordinated Units

                                    FORM 10-Q

                         HERITAGE PROPANE PARTNERS, L.P.

                                TABLE OF CONTENTS


                                                                                                      Pages
                                                                                                      -----
PART I            FINANCIAL INFORMATION

     ITEM 1.      FINANCIAL STATEMENTS

                  HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  Consolidated Balance Sheets as of February 29, 2000 and August 31, 1999                1

                  Consolidated Statements of Operations for the three months and six months
                      ended February 29, 2000 and February 28, 1999                                      2

                  Consolidated Statement of Partners' Capital for the six months ended
                      February 29, 2000                                                                  3

                  Consolidated Statements of Cash Flows for the six months ended
                      February 29, 2000 and February 28, 1999                                            4

                  Notes to Unaudited Consolidated Financial Statements                                   5

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                                                9

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK                                                                       14


PART II  OTHER INFORMATION

     ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS                                             15

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                                      15

     SIGNATURE

                         PART I - FINANCIAL INFORMATION
                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                                                      February 29,       August 31,
                                                                                          2000              1999
                                                                                      ------------      ------------
                                                                                      (unaudited)
                                  ASSETS
CURRENT ASSETS:
   Cash                                                                                 $  3,992          $  1,679
   Accounts receivable                                                                    33,235            11,635
   Inventories                                                                            11,517            14,784
   Marketable securities                                                                   2,845              --
   Prepaid expenses                                                                        1,044             1,169
                                                                                        --------          --------
     Total current assets                                                                 52,633            29,267

PROPERTY, PLANT AND EQUIPMENT, net                                                       189,075           155,219
INVESTMENT IN AFFILIATE                                                                    5,845             5,202
INTANGIBLES AND OTHER ASSETS, net                                                         89,310            73,270
                                                                                        --------          --------

     Total assets                                                                       $336,863          $262,958
                                                                                        ========          ========

                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Working capital facility                                                             $ 23,800          $ 19,900
   Accounts payable                                                                       26,971            17,268
   Accrued and other current liabilities                                                  10,600             8,490
   Current maturities of long-term debt                                                    2,400             2,022
                                                                                        --------          --------
     Total current liabilities                                                            63,771            47,680

LONG-TERM DEBT,  less current maturities                                                 221,066           196,216
                                                                                        --------          --------

COMMITMENTS AND CONTINGENCIES

     Total liabilities                                                                   284,837           243,896
                                                                                        --------          --------

PARTNERS' CAPITAL:
   Common unitholders (7,155,886 and 5,825,674 units issued and outstanding at
     February 29, 2000 and August 31, 1999, respectively)                                 48,355            17,077
   Subordinated unitholders (2,777,207 units issued and outstanding at
     February 29, 2000 and August 31, 1999, respectively)                                  3,190             1,809
   General partner                                                                           481               176
                                                                                        --------          --------
     Total partners' capital                                                              52,026            19,062
                                                                                        --------          --------

     Total liabilities and partners' capital                                            $336,863          $262,958
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per unit and unit data)
                                   (unaudited)


                                                        Three Months Ended                           Six Months Ended
                                                 Feb. 29,              Feb. 28,              Feb. 29,              Feb. 28,
                                                   2000                  1999                  2000                  1999
                                                -----------           -----------           -----------           -----------
REVENUES:
   Retail fuel                                  $    83,001           $    54,902           $   119,519           $    84,243
   Wholesale fuel                                    11,911                 7,767                19,728                13,522
   Other                                              7,248                 5,829                14,803                12,291
                                                -----------           -----------           -----------           -----------
     Total revenues                                 102,160                68,498               154,050               110,056
                                                -----------           -----------           -----------           -----------

COSTS AND EXPENSES:
   Cost of products sold                             57,260                31,738                86,681                51,669
   Operating expenses                                16,994                13,358                30,597                25,536
   Depreciation and amortization                      4,714                 3,647                 8,736                 7,192
   Selling, general and administrative                1,939                 1,685                 3,353                 3,026
                                                -----------           -----------           -----------           -----------
     Total costs and expenses                        80,907                50,428               129,367                87,423
                                                -----------           -----------           -----------           -----------

OPERATING INCOME                                     21,253                18,070                24,683                22,633

OTHER INCOME (EXPENSE):
   Interest expense                                  (4,825)               (3,963)               (9,223)               (7,859)
   Equity in earnings of affiliates                     597                   643                   643                   821
   Gain on disposal of assets                            90                    13                   375                   515
   Other                                                222                   (70)                  152                  (101)
                                                -----------           -----------           -----------           -----------

INCOME BEFORE MINORITY INTEREST                      17,337                14,693                16,630                16,009

   Minority interest                                   (366)                 (289)                 (467)                 (390)
                                                -----------           -----------           -----------           -----------

NET INCOME                                           16,971                14,404                16,163                15,619

GENERAL PARTNER'S INTEREST IN
   NET INCOME                                           169                   144                   161                   156
                                                -----------           -----------           -----------           -----------

LIMITED PARTNERS' INTEREST IN
   NET INCOME                                   $    16,802           $    14,260           $    16,002           $    15,463
                                                ===========           ===========           ===========           ===========

BASIC NET INCOME PER LIMITED
   PARTNER UNIT                                 $      1.70           $      1.66           $      1.69           $      1.80
                                                ===========           ===========           ===========           ===========

BASIC WEIGHTED AVERAGE NUMBER OF
   UNITS OUTSTANDING                              9,883,217             8,579,668             9,482,412             8,579,668
                                                ===========           ===========           ===========           ===========

DILUTED NET INCOME PER LIMITED
   PARTNER UNIT                                 $      1.69           $      1.65           $      1.67           $      1.79
                                                ===========           ===========           ===========           ===========

DILUTED WEIGHTED AVERAGE NUMBER OF
   UNITS OUTSTANDING                              9,957,517             8,634,168             9,557,108             8,634,168
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                        (in thousands, except unit data)
                                   (unaudited)


                                             NUMBER OF UNITS         Common       Subordinated     General    Total Partners'
                                         Common      Subordinated  Unitholders    Unitholders      Partner        Capital
                                        -------------------------------------------------------------------------------------
BALANCE, AUGUST 31, 1999                5,825,674     2,777,207     $  17,077      $   1,809      $     176      $  19,062

Unit Distribution                            --            --          (7,277)        (3,124)          (123)       (10,524)

Issuance of restricted Common Units
   in connection with certain
   acquisitions                           125,712          --           2,789           --             --            2,789

Issuance of Common Units to public
   net of related expenses              1,200,000          --          24,054           --             --           24,054

Capital contribution from General
   Partner in connection with
   issuance of Common Units                  --            --            --             --              265            265

Issuance of Common Units pursuant
   to the vesting rights of the
   Restricted Unit Plan                     4,500          --              29            (28)            (1)          --

Other                                        --            --             155             59              3            217

Net income                                   --            --          11,528          4,474            161         16,163
                                        ---------     ---------     ---------      ---------      ---------      ---------
BALANCE, FEBRUARY 29, 2000              7,155,886     2,777,207     $  48,355      $   3,190      $     481      $  52,026
                                        =========     =========     =========      =========      =========      =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)


                                                                                      Six Months Ended
                                                                              February 29,       February 28,
                                                                                  2000               1999
                                                                              ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                   $ 16,163           $ 15,619
     Reconciliation of net income to net cash provided by
       operating activities-
     Depreciation and amortization                                                 8,736              7,192
     Provision for losses on accounts receivable                                     122                 92
     Gain on disposal of assets                                                     (375)              (515)
     Deferred compensation on restricted units                                       217                178
     Undistributed earnings of affiliates                                           (643)              (553)
     Minority interest                                                               250                (52)
     Unrealized gain on trading securities                                          (300)              --
     Changes in assets and liabilities, net of effect of acquisitions:
       Accounts receivable                                                       (21,595)            (9,641)
       Marketable securities                                                      (2,545)              --
       Inventories                                                                 3,825              3,975
       Prepaid expenses                                                              159               (129)
       Intangibles and other assets                                                 (188)               690
       Accounts payable                                                            9,532                846
       Accrued and other current liabilities                                         793             (1,621)
                                                                                --------           --------
         Net cash provided by operating activities                                14,151             16,081
                                                                                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired                              (43,602)            (5,914)
   Capital expenditures                                                           (8,761)            (6,894)
   Proceeds from asset sales                                                         587              1,521
                                                                                --------           --------
         Net cash used in investing activities                                   (51,776)           (11,287)
                                                                                --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                       87,350             35,449
   Principal payments on debt                                                    (61,207)           (30,684)
   Unit distribution                                                             (10,524)            (8,774)
   Net proceeds from issuance of common units                                     24,054               --
   Capital contribution from General Partner                                         265               --
                                                                                --------           --------
         Net cash provided by (used in ) financing activities                     39,938             (4,009)
                                                                                --------           --------

INCREASE IN CASH                                                                   2,313                785

CASH, beginning of period                                                          1,679              1,837
                                                                                --------           --------
CASH, end of period                                                             $  3,992           $  2,622
                                                                                ========           ========

NONCASH FINANCING ACTIVITIES:
   Notes payable incurred on noncompete agreements                              $  2,985           $  1,799
   Issuance of restricted common units in connection with certain
     acquisitions                                                               $  2,789           $   --

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                     $  8,231           $  7,838



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

The Operating Partnership sells propane and propane-related products to a current customer base of approximately 286,000 retail customers in 27 states throughout the United States. The Partnership is also a wholesale propane supplier in the southwestern United States and in Canada, the latter through participation in M-P Energy Partnership. M-P Energy Partnership is a Canadian partnership primarily engaged in lower-margin wholesale distribution in which the Partnership owns a 60 percent interest. The Partnership grants credit to its customers for the purchase of propane and propane-related products.

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

2. INVENTORIES:

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using average cost while the cost of appliances, parts and fittings is determined by the first-in, first-out method. Inventories consist of the following:


                                      February 29,      August 31,
                                         2000             1999
                                      ------------      ----------
Fuel                                    $ 5,998          $ 9,341
Appliances, parts and fittings            5,519            5,443
                                        -------          -------
                                        $11,517          $14,784
                                        =======          =======


3. INCOME PER LIMITED PARTNER UNIT:

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

                                                             For the Three Months Ended     For the Six Months Ended
                                                             ---------------------------   ---------------------------
                                                             February 29,   February 28,   February 29,   February 28,
                                                                 2000           1999           2000           1999
                                                             ------------   ------------   ------------   ------------
BASIC NET INCOME PER LIMITED PARTNER UNIT:
Limited Partners' interest in net income                      $   16,802     $   14,260     $   16,002     $   15,463
                                                              ==========     ==========     ==========     ==========

Weighted average limited partner units                         9,883,217      8,579,668      9,482,412      8,579,668
                                                              ==========     ==========     ==========     ==========

Basic net income per limited partner unit                     $     1.70     $     1.66     $     1.69     $     1.80
                                                              ==========     ==========     ==========     ==========

DILUTED NET INCOME PER LIMITED PARTNER UNIT:
Limited partners' interest in net income                      $   16,802     $   14,260     $   16,002     $   15,463
                                                              ==========     ==========     ==========     ==========

Weighted average limited partner units                         9,883,217      8,579,668      9,482,412      8,579,668
Dilutive effect of Phantom Units                                  74,300         54,500         74,696         54,500
                                                              ----------     ----------     ----------     ----------
Weighted average limited partner units, assuming dilutive
   effect of Phantom Units                                     9,957,517      8,634,168      9,557,108      8,634,168
                                                              ==========     ==========     ==========     ==========

Diluted net income per limited partner unit                   $     1.69     $     1.65     $     1.67     $     1.79
                                                              ==========     ==========     ==========     ==========


CASH DISTRIBUTIONS

On October 15, 1999, a quarterly distribution of $4,842, or $.5625 per Common and Subordinated Unit, was paid to Unitholders of record at the close of business on October 1, 1999 and $57 and $58 was distributed to the General Partner for its General Partner interest in the Operating Partnership and its Minority Interest, respectively, and its Incentive Distribution Rights. On January 14, 2000 a quarterly distribution of $5,559, or $.5625 per Common and Subordinated Unit was paid to Unitholders of record at the close of business January 4, 2000 and $66 and $67 was distributed to the General Partner for its General Partner interest in the Operating Partnership and its Minority Interest, respectively and its Incentive Distribution Rights. On March 20, 2000, the Partnership declared a cash distribution for the second quarter ended February 29, 2000 of $.5625 per unit payable on April 14, 2000 to Unitholders of record at the close of business on April 3, 2000.

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

         A $35,000 Senior Revolving Working Capital Facility, expiring June 30, 2002, with $23,800 outstanding at February 29, 2000. The interest rate and interest payment dates vary depending on the terms the Partnership agrees to when the money is borrowed. The weighted average interest rate was 7.55 percent for the amount outstanding at February 29, 2000. The Partnership must be free of all working capital borrowings for 30 consecutive days each fiscal year. The maximum commitment fee payable on the unused portion of the facility is .375 percent.

         A $50,000 Senior Revolving Acquisition Facility is available through December 31, 2001, with $41,250 outstanding at February 29, 2000, at which time the outstanding amount must be paid in ten equal quarterly installments, beginning March 31, 2002. The interest rate and interest payment dates vary depending on the terms the Partnership agrees to when the money is borrowed. The average interest rate was 7.55 percent for the amount outstanding at February 29, 2000. The maximum commitment fee payable on the unused portion of the facility is .375 percent.

5. REPORTABLE SEGMENTS:

The Partnership applies SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which requires the reporting of certain financial information by business segment. The Partnership financial statements reflect three reportable segments: the domestic retail operations of Heritage Propane Partners, the domestic wholesale operations of Heritage Propane Partners, and the foreign wholesale operations of M-P Energy Partnership, a 60 percent owned Canadian wholesale supplier that the Partnership consolidates. The Partnership's reportable segments are strategic business units that sell products and services to different types of users; retail and wholesale customers. Intersegment sales by the foreign wholesale segment to the domestic segment are priced in accordance with the partnership agreement. The Partnership manages these segments separately as each segment involves different distribution, sale and marketing strategies. The Partnership evaluates the performance of its operating segments based on operating income. The operating income below does not reflect selling, general, and administrative expenses of $1,939 and $1,685 for the three months and $3,353 and $3,026 for the six months ended February 29, 2000 and February 28, 1999, respectively.

The following table presents financial information by segment:


                                  For the Three Months Ended     For the Six Months Ended
                                  --------------------------     ------------------------
                                   Feb. 29,        Feb. 28,       Feb. 29,       Feb. 28,
                                     2000            1999           2000           1999
                                  ----------      ----------      ---------      ---------
Gallons:
     Domestic retail                  77,352         62,734        116,227         98,402
     Domestic wholesale                2,746          3,304          4,473          4,956
     Foreign wholesale
         Affiliated                   25,964         22,718         40,470         35,810
         Unaffiliated                 25,069         22,045         44,495         40,658
     Elimination                     (25,964)       (22,718)       (40,470)       (35,810)
                                   ---------      ---------      ---------      ---------
         Total                       105,169         88,083        165,195        144,016
                                   =========      =========      =========      =========

Revenues:
     Domestic retail fuel          $  83,001      $  54,902      $ 119,519      $  84,243
     Domestic wholesale fuel           1,667          1,506          2,613          2,171
     Foreign wholesale fuel
         Affiliated                   11,261          4,631         16,799          8,337
         Unaffiliated                 10,244          6,261         17,115         11,351
     Elimination                     (11,261)        (4,631)       (16,799)        (8,337)
     Other revenues                    7,248          5,829         14,803         12,291
                                   ---------      ---------      ---------      ---------
         Total                     $ 102,160      $  68,498      $ 154,050      $ 110,056
                                   =========      =========      =========      =========

Operating Income:
     Domestic retail               $  22,300      $  19,034      $  26,729      $  24,710
     Domestic wholesale fuel             226             89            226            109
     Foreign wholesale
         Affiliated                      220            190            365            316
         Unaffiliated                    666            633          1,081            841
     Elimination                        (220)          (190)          (365)          (316)
                                   ---------      ---------      ---------      ---------
         Total                     $  23,192      $  19,756      $  28,036      $  25,659
                                   =========      =========      =========      =========


Depreciation and amortization:
     Domestic retail               $   4,704      $   3,628      $   8,714      $   7,160
     Domestic wholesale                    8             13             18             26
     Foreign wholesale                     2              6              4              6
                                   ---------      ---------      ---------      ---------
         Total                     $   4,714      $   3,647      $   8,736      $   7,192
                                   =========      =========      =========      =========

                                   As of             As of
                               Feb. 29, 2000     Aug. 31, 1999
                               -------------     -------------
Total Assets:
     Domestic retail             $303,544          $236,215
     Domestic wholesale             1,842             2,803
     Foreign wholesale              8,662             4,566
     Corporate                     22,815            19,374
                                 --------          --------
         Total                   $336,863          $262,958
                                 ========          ========


6. SIGNIFICANT INVESTEE:

The Partnership holds a 50 percent interest in Bi-State Partnership. The Partnership accounts for its 50 percent interest in Bi-State Partnership under the equity method. The Partnership's investment in Bi-State Partnership totaled $5,845 and $5,202 at February 29, 2000 and August 31, 1999, respectively. The Partnership received distributions from Bi-State Partnership in the amount of $470 for the year ended August 31, 1999.

Bi-State Partnership's financial position at February 29, 2000 and August 31, 1999 is summarized below:


                           February 29,      August 31,
                               2000             1999
                           ------------      ----------
Current assets               $ 2,880          $ 1,533
Noncurrent assets             14,358           14,281
                             -------          -------
                             $17,238          $15,814
                             =======          =======

Current liabilities          $ 2,874          $ 2,333
Long-term debt                 4,325            4,804
Partners' capital:
     Heritage                  5,845            5,202
     Other partner             4,194            3,475
                             -------          -------
                             $17,238          $15,814
                             =======          =======


Bi-State Partnership's results of operations are summarized below:


                      Three Months Ended     Six Months Ended
                      Feb. 29,   Feb. 28,   Feb. 29,   Feb. 28
                        2000       1999       2000      1999
                      --------   --------   --------   -------
Revenues               $5,300     $4,819     $7,849     $7,567
Gross profit            2,553      2,716      3,930      4,400
Net income:
     Heritage             597        643        643        821
     Other partner        658        733        719        898


7. MARKETABLE SECURITIES

The Partnership's marketable securities are classified as trading securities as defined by SFAS No. 115 and are reflected as a current asset on the balance sheet at their fair value. An unrealized gain of $300 was recorded as other income based on the market value of the securities at the balance sheet date.


8. FOOTNOTES INCORPORATED BY REFERENCE:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Since its formation in 1989, Heritage has grown primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth. Through February 29, 2000, Heritage and the Partnership completed 68 acquisitions for an aggregate purchase price of approximately $292 million. The Partnership has completed 40 of these acquisitions since going public on June 25, 1996. The Partnership engages in the sale, distribution and marketing of propane and other related products. The Partnership derives its revenue primarily from the retail propane marketing business. The General Partner believes that the Partnership is one of the largest retail marketers of propane in the United States, based on retail gallons sold, currently serving more than 286,000 residential, industrial/commercial and agricultural customers in 27 states through 168 retail outlets.

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

THREE MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 1999.

         Volume. The Partnership sold 77.4 million retail gallons in the three months ended February 29, 2000, an increase of 14.7 million gallons or 23.4% over the 62.7 million gallons sold in the three months ended February 28, 1999. This increase was primarily attributable to acquisition-related volumes and to a lesser extent internal growth, offset by warmer than normal weather.

         The Partnership also sold approximately 27.7 million wholesale gallons in this second quarter of fiscal 2000, an increase of 2.3 million gallons or 9.1% from the 25.4 million wholesale gallons sold in the second quarter of fiscal 1999. U.S. wholesale volumes decreased .6 million gallons to 2.7 million gallons while the foreign volumes of MP Energy Partnership increased 2.9 million gallons to 25.0 million gallons during the second quarter.

         Revenues. Total revenues for the Partnership increased $33.7 million or 49.2% to $102.2 million for the three months ended February 29, 2000 as compared to $68.5 million for the same three-month period last year. The current period's domestic retail propane revenues increased $28.1 million or 51.2% to $83.0 million versus the prior year's comparable period results of $54.9 million due to increased volumes and higher selling prices. The U.S. wholesale revenues increased slightly to $1.7 million as compared to $1.5 million for the period ended February 28, 1999, due to higher selling prices. Other revenues increased $1.5 million or 25.9% to $7.3 million as a result of acquisitions and internal growth. Foreign revenues increased $3.9 million for the three months ended February 29, 2000, to $10.2 million as compared to $6.3 million for the three months ended February 28, 1999, primarily as a result of higher selling prices and increased volume. Sales price per gallon during the three months ended February 29, 2000 continued to remain above last year's level due to the higher cost of propane as compared to the same period last year.

         Cost of Sales. Total cost of sales increased $25.5 million or 80.2% to $57.3 million for the three months ended February 29, 2000 as compared to $31.8 million for the three months ended February 28, 1999. This increase is the result of a significant increase in the wholesale propane prices that started during the first quarter as compared to the low wholesale costs experienced in the same period last fiscal year and the increase in gallons sold for the period. Retail fuel cost of sales increased $20.8 million or 90.4% to $43.8 million in the second quarter of fiscal 2000, compared to $23.0 million in the second quarter of fiscal 1999 due to the impact of the increase in wholesale fuel cost and retail volumes. Foreign cost of sales increased $4.0 million for the same reasons. Other cost of sales also increased $.6 million in the second quarter comparison in correlation to the increase in other revenues and total domestic wholesale cost increased from $1.3 million to $1.4 million.

         Gross Profit. Total gross profit increased $8.2 million or 22.3% to $44.9 million for the three months ended February 29, 2000, as compared to $36.7 million for the three months ended February 28, 1999 due to the increases in retail volumes and revenues discussed above, offset by the increase in product costs.

         Operating Expenses. Operating expenses increased $3.7 million or 27.8% to $17.0 million in the second quarter of fiscal 2000 as compared to $13.3 million in the second quarter of fiscal 1999 primarily due to acquisition related operating expenses.

         Selling, General and Administrative. Selling, general and administrative expenses were $1.9 million for the three months ended February 29, 2000, an increase of $.2 million from the $1.7 million reported for the same three month period last year.

         Depreciation and Amortization. Depreciation and amortization increased $1.0 million for the second quarter ended February 29, 2000 to $4.7 million as compared to $3.7 million for the second quarter ended February 28, 1999. This increase is primarily the result of additional depreciation and amortization cost on the fixed assets and intangible assets recorded in connection with acquisitions.

         Operating Income. Operating income for the three months ended February 29, 2000, increased $3.3 million, or 18.3%, to $21.3 million as compared to $18.0 million for the same three-month period last fiscal year. This increase is primarily attributable to the increased gross profit offset by the acquisition related increase in operating expenses.

         Net Income. The second quarter of fiscal 2000 recorded net income of $17.0 million, a $2.6 million, or 18.1% increase over the net income of $14.4 million for the second quarter of fiscal 2000. This increase is the result of the increase in operating income described above and offset by an increase in interest costs.

         EBITDA. Earnings before interest, taxes, depreciation and amortization increased $4.5 million to $27.0 million for the second quarter ended February 29, 2000, as compared to the revised second quarter 1999 EBITDA of $22.5 million. The second quarter 1999 EBITDA was revised to account for the non-cash compensation expense that was previously included. The Partnership's EBITDA includes the EBITDA of investees, but does not include the EBITDA of the minority interest of M-P Energy Partnership. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

SIX MONTHS ENDED FEBRUARY 29, 2000 COMPARED TO THE SIX MONTHS ENDED FEBRUARY 28, 1999.

         Volume. The Partnership sold 116.2 million retail gallons in the six months ended February 29, 2000, an increase of 17.8 million gallons or 18.1% over the 98.4 million gallons sold in the six months ended February 28, 1999. This increase was primarily attributable to acquisition-related volumes and to a lesser extent internal growth, offset by warmer than normal weather.

         The Partnership also sold approximately 49.0 million wholesale gallons the first six months of fiscal 2000, an increase of 3.3 million gallons or 7.2% from the 45.7 million wholesale gallons sold during the same period last year. U.S. wholesale volumes decreased .5 million gallons to 4.5 million gallons while the foreign volumes of MP Energy Partnership increased 3.8 million gallons to
44.5 million gallons during this time period.

         Revenues. Total revenues for the Partnership increased $44.0 million or 40.0% to $154.0 million for the six months ended February 29, 2000 as compared to $110.0 million for the same six-month period last year. The current period's domestic retail propane revenues increased $35.3 million or 41.9% to $119.5 million versus the prior year's comparable period results of $84.2 million due to increased volumes and higher selling prices. The U.S. wholesale revenues increased slightly to $2.6 million as compared to $2.2 million for the six month period ended February 28, 1999, due to higher selling prices. Other revenues increased $2.6 million or 21.3% to $14.8 million as a result of acquisitions and internal growth. Foreign revenues increased $5.7 million for the six months ended February 29, 2000, to $17.1 million as compared to $11.4 million for the six months ended February 28, 1999, primarily as a result of higher selling prices and increased volume. Sales price per gallon during the six months ended February 29, 2000 continued to remain above last year's level due to the higher cost of propane as compared to the same period last year.

         Cost of Sales. Total cost of sales increased $34.9 million or 67.5% to $86.6 million for the six months ended February 29, 2000 as compared to $51.7 million for the six months ended February 28, 1999. This increase is the result of a significant increase in the wholesale propane prices that started during the first quarter as compared to the low wholesale costs experienced in the same period last fiscal year and the increase in gallons sold. Retail fuel cost of sales increased $27.8 million or 79.0% to $63.0 million during the six months ended February 29, 2000, compared to $35.2 million for the same time period of fiscal 1999. Foreign wholesale cost of sales also reflected an increase, going from $10.5 million for the six months ended February 28, 1999 to $16.0 million for the six months ended February 29, 2000. These increases were due to the impact of the increase in the cost of propane and increased volumes in these areas. U.S. wholesale cost of sales increased $.4 million as a result of the higher cost of fuel. Other cost of sales also increased $1.2 million during the six-month comparison in correlation to the increase in other revenues.

         Gross Profit. Total gross profit increased $9.1 million or 15.6% to $67.4 million for the six months ended February 29, 2000, as compared to $58.3 million for the six months ended February 28, 1999 due to the increases in volumes sold and revenues discussed above, offset by the increase in product costs. The Partnership was able to recoup part of its margins during the latter part of the second quarter, narrowing the gap as compared to last fiscal year's margins.

         Operating Expenses. Operating expenses increased $5.1 million or 20.0% to $30.6 million in the six months ended February 29, 2000 as compared to $25.5 million in the six months ended February 28, 1999 primarily due to acquisition related operating expenses.

         Selling, General and Administrative. Selling, general and administrative expenses were $3.3 million for the six months ended February 29, 2000, an increase of $.3 million from the $3.0 million reported for the six months ended February 28, 1999.

         Depreciation and Amortization. Depreciation and amortization increased $1.5 million for the six months ended February 29, 2000 to $8.7 million as compared to $7.2 million for the same period last year. This increase is primarily the result of additional depreciation and amortization cost on the fixed assets and intangible assets recorded in connection with acquisitions.

         Operating Income. Operating income for the six months ended February 29, 2000, increased $2.1 million, or 9.3%, to $24.7 million as compared to $22.6 million for the same six-month period last fiscal year. This increase is primarily attributable to the increased gross profit offset by the acquisition related increase in operating expenses, depreciation and amortization.

         Net Income. Net income for the six months ended February 29, 2000 was $16.2 million as compared to the net income of $15.6 million for the same period last year. The $.6 million increase is the result of the increase in operating income described above and offset by an increase in interest costs.

         EBITDA. Earnings before interest, taxes, depreciation and amortization increased $3.7 million to $34.7 million for the six months ended February 29, 2000, as compared to the revised six month 1999 EBITDA of $31.0 million. The 1999 EBITDA was revised to account for the non-cash compensation expense that was previously included. The Partnership's EBITDA includes the EBITDA of investees, but does not include the EBITDA of the minority interest of M-P Energy Partnership. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

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

CASH FLOWS

         Operating Activities. Cash provided by operating activities during the six months ended February 29, 2000, was $14.2 million compared to cash provided of $16.1 million in the six months ended February 28, 1999. The net cash provided from operations for the six months ended February 29, 2000 consisted of net income of $16.2 million and the impact of working capital used of $10.0 offset by noncash charges of $8.0 million, principally depreciation and amortization. Accounts receivable have increased significantly over last year as a result of the net effect of the increase in propane costs which in part was passed on to the customers and a larger customer base due to acquisitions. Accounts payable has also increased significantly also due to the same related reasons of increased cost of propane and acquisitions.

         Investing Activities. The Partnership has had an active acquisition season during the six months ended February 29, 2000 spending $43.6 million, net of cash received, to purchase propane companies. This capital expenditure amount is reflected in the cash used in investing activities of $51.8 million along with $8.8 million spent for maintenance needed to sustain operations at current levels and customer tanks to support growth of operations.

         Financing Activities. Cash provided by financing activities during the second quarter of fiscal 2000 of $39.9 million is primarily the result of net proceeds received in an equity offering of 1,200,000 Common Units representing limited partner interest in Heritage Propane Partners, L.P. utilizing the Partnership's Registration Statement No. 333-86057 on Form S-3 dated September 13, 1999. The underwriters delivered the Common Units to purchasers on October 28, 1999, at a public offering price of $22.00 per Common Unit. The net proceeds of approximately $24 million were used to repay a portion of the outstanding indebtedness under the acquisition facility that was incurred to acquire propane businesses. Other cash provided by financing activities of $26.4 million was mainly from a net increase in the working capital facility of $3.9 million and a net increase in long-term debt of $22.2 million used to acquire other propane businesses. These increases were offset by cash distributions to unitholders of $10.5 million.


FINANCING AND SOURCES OF LIQUIDITY

         The Partnership has a Bank Credit Facility, which includes a Working Capital Facility, a revolving credit facility providing for up to $35.0 million of borrowings to be used for working capital and other general partnership purposes, and an Acquisition Facility, a revolving credit facility providing for up to $50.0 million of borrowings to be used for acquisitions and improvements. As of February 29, 2000, the Acquisition Facility had $8.7 million available to fund future acquisitions and the Working Capital Facility had $11.2 million available for borrowings.

         The Partnership uses its cash provided by operating and financing activities to provide distributions to unitholders and to fund acquisition, maintenance and growth capital expenditures. Acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and intangibles associated with such acquired businesses, were $43.6 million for the six months ended February 29, 2000, as compared to $5.9 million during the same period of fiscal 1999. In addition to the $43.6 million of cash expended for acquisitions during the first six months of fiscal 2000, $2.8 million of Common Units and $3.0 million for notes payable on non-compete agreements were issued in connection with certain acquisitions and $1.0 million of liabilities were assumed.

         Under the Partnership Agreement of Heritage, the Partnership will distribute to its partners, 45 days after the end of each fiscal quarter, an amount equal to all of its Available Cash for such quarter. Available cash generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves established by the General Partner in its reasonable discretion that is necessary or appropriate to provide for future cash requirements. The current distribution level is $.5625 per unit ($2.25 annually). To the extent the quarterly distribution exceeds $.55 per unit ($2.20 annually), incentive distributions are payable to the General Partner.

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

YEAR 2000 MATTERS

         The Partnership has not experienced any significant problems arising from Year 2000 system failures or disruption of service from its information technology ("IT") such as hardware and software and its non-IT systems, or embedded technology. The Partnership also believes that no significant vendors or suppliers and other third parties experienced any interruptions due to the Year 2000 issues that would have any effect on the Partnership's operations.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the three months ended February 29, 2000, the Partnership issued 19,574 Common Units ("Units") in exchange for certain assets in connection with the acquisition of a propane business for a total value of $.4 million. These Units were issued utilizing the Partnership's Registration Statement No. 333-40407 on Form S-4. In addition, the partnership issued 49,650 Common Units to Heritage Holdings Inc., the Partnership's General Partner. Subsequent to February 29, 2000, the Partnership issued additional 58,318 Common Units to the General Partner. The Common Units issued to the General Partner were issued in connection with the assumption of certain liabilities by the General Partner from the Partnership's prior acquisition of certain assets of other propane companies. The General Partner's Units were not registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, by virtue of an exemption under Section 4(2) thereof. All of the above Common Units carry a restrictive legend with regard to transfer of the Units.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.


         Exhibit
         Number            Description
         ------            -----------
(1)      3.1               Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(7)      10.1              First Amended and Restated Credit Agreement with Banks Dated May 31, 1999

(8)      10.1.1            First Amendment to the First Amended and Restated Credit Agreement dated as of October
                           15, 1999

(1)      10.2              Form of Note Purchase Agreement (June 25, 1996)

(3)      10.2.1            Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996

(4)      10.2.2            Amendment of Note Purchase Agreement (June 25, 2996) dated as of March 11, 1997

(6)      10.2.3            Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998

(8)      10.2.4            Second Amendment Agreement dated September 1, 1999 to June 25, 1996 Note Purchase
                           Agreement

(1)      10.3              Form of Contribution, Conveyance and Assumption Agreement among Heritage Holdings,
                           Inc., Heritage Propane Partners, L.P. and Heritage Operating, L.P.

(1)      10.6              Restricted Unit Plan

(4)      10.6.1            Amendment of Restricted Unit Plan dated as of October 17, 1996

(2)      10.7              Employment Agreement for James E. Bertelsmeyer

(1)      10.8              Employment Agreement for R. C. Mills

(1)      10.9              Employment Agreement for G.A. Darr

(1)      10.10             Employment Agreement for H. Michael Krimbill

(6)      10.11             Employment Agreement for Bradley K. Atkinson

(7)      10.12             First Amended and Restated Revolving Credit Agreement between Heritage Service Corp.
                           and Banks Dated May 31, 1999

         Exhibit
         Number            Description
         ------            -----------
(5)      10.16             Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1           Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement

(8)      10.16.2           Second Amendment Agreement dated September 1, 1999 to November 19, 1997 Note Purchase
                           Agreement and June 25, 1996 Note Purchase Agreement

(8)      21.1              List of Subsidiaries

         27.1              Financial Data Schedule - Filed with EDGAR version only

(8)      99.1              Balance Sheet of Heritage Holdings, Inc. as of August 31, 1999

----------

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

     None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HERITAGE PROPANE PARTNERS, L.P.

                                    By: Heritage Holdings, Inc., General Partner



Date:  April 12, 2000               By: /s/ H. MICHAEL KRIMBILL
                                        ----------------------------------------
                                            H. Michael Krimbill
                                            (President and Chief Financial
                                            Officer and officer duly authorized
                                            to sign on behalf of the registrant)

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

----------

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