Form 10-Q
period 2000-05-31
HERITAGE PROPANE PARTNERS L P
filed 2000-07-14
CIK 1012569

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2000

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

Yes  x          No
    ---

At July 10, 2000, the registrant had units outstanding as follows:
Heritage Propane Partners, L.P.             8,139,940         Common Units
                                            1,851,471         Subordinated Units

                                    FORM 10-Q

                         HERITAGE PROPANE PARTNERS, L.P.

                                TABLE OF CONTENTS




                                                                                                       Pages
PART I            FINANCIAL INFORMATION

     ITEM 1.      FINANCIAL STATEMENTS

                  HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  Consolidated Balance Sheets as of May 31, 2000 and August 31, 1999                     1

                  Consolidated Statements of Operations for the three months and nine months
                      ended May 31, 2000 and 1999                                                        2

                  Consolidated Statements of Comprehensive Income for the three months and
                      nine months ended May 31, 2000 and 1999                                            3

                  Consolidated Statement of Partners' Capital for the nine months ended
                      May 31, 2000                                                                       4

                  Consolidated Statements of Cash Flows for the nine months ended
                      May 31, 2000 and 1999                                                              5

                  Notes to Consolidated Financial Statements                                             6

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                                               11

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK                                                                       17


PART II           OTHER INFORMATION

     ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS                                             18

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                                      18

     SIGNATURE

                         PART I - FINANCIAL INFORMATION
                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                    May 31,             August 31,
                                                                                     2000                  1999
                                                                               ---------------       ---------------
                                                                                 (unaudited)
                                  ASSETS
CURRENT ASSETS:
   Cash                                                                        $         4,206       $         1,679
   Accounts receivable                                                                  19,489                11,635
   Inventories                                                                          17,857                14,784
   Marketable securities                                                                 2,697                    --
   Prepaid expenses                                                                      1,608                 1,169
                                                                               ---------------       ---------------
     Total current assets                                                               45,857                29,267

PROPERTY, PLANT AND EQUIPMENT, net                                                     190,179               155,219
INVESTMENT IN AFFILIATE                                                                  5,924                 5,202
INTANGIBLES AND OTHER ASSETS, net                                                       92,606                73,270
                                                                               ---------------       ---------------

     Total assets                                                              $       334,566       $       262,958
                                                                               ===============       ===============
                    LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Working capital facility                                                    $        25,400       $        19,900
   Accounts payable                                                                     22,235                17,268
   Accrued and other current liabilities                                                10,703                 8,490
   Current maturities of long-term debt                                                  2,364                 2,022
                                                                               ---------------       ---------------
     Total current liabilities                                                          60,702                47,680

LONG-TERM DEBT, less current maturities                                                225,149               196,216
                                                                               ---------------       ---------------
COMMITMENTS AND CONTINGENCIES

     Total liabilities                                                                 285,851               243,896
                                                                               ---------------       ---------------
PARTNERS' CAPITAL:
   Common unitholders (7,214,204 and 5,825,674 units issued and
     outstanding at May 31, 2000 and August 31, 1999, respectively)                     44,085                17,077
   Subordinated unitholders (2,777,207 units issued and outstanding at
     May 31, 2000 and August 31, 1999, respectively)                                     1,050                 1,809
   General partner                                                                         407                   176
   Accumulated other comprehensive income                                                3,173                    --
                                                                               ---------------       ---------------
     Total partners' capital                                                            48,715                19,062
                                                                               ---------------       ---------------

     Total liabilities and partners' capital                                   $       334,566       $       262,958
                                                                               ===============       ===============





        The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per unit and unit data)
                                   (unaudited)

                                                                Three Months Ended            Nine Months Ended
                                                                      May 31,                      May 31,
                                                                2000           1999          2000           1999
                                                             ----------     ----------    ----------     ----------
REVENUES:
   Retail fuel                                               $   42,624     $   33,779    $  162,143     $  118,022
   Wholesale fuel                                                 8,895          4,702        28,623         18,224
   Other                                                          5,705          4,669        20,508         16,960
                                                             ----------     ----------    ----------     ----------
     Total revenues                                              57,224         43,150       211,274        153,206
                                                             ----------     ----------    ----------     ----------

COSTS AND EXPENSES:
   Cost of products sold                                         32,896         19,519       119,577         71,188
   Operating expenses                                            15,092         13,447        45,689         38,983
   Depreciation and amortization                                  4,888          3,716        13,624         10,908
   Selling, general and administrative                            1,616          1,459         4,969          4,485
                                                             ----------     ----------    ----------    -----------
     Total costs and expenses                                    54,492         38,141       183,859        125,564
                                                             ----------     ----------    ----------     ----------

OPERATING INCOME                                                  2,732          5,009        27,415         27,642

OTHER INCOME (EXPENSE):
   Interest expense                                              (4,871)        (3,872)      (14,094)       (11,731)
   Equity in earnings of affiliate                                   78            364           721          1,185
   Gain on disposal of assets                                        44             30           419            545
   Other                                                           (114)           (96)           38           (197)
                                                             ----------     ----------    ----------    -----------

INCOME (LOSS) BEFORE MINORITY INTEREST                           (2,131)         1,435        14,499         17,444

   Minority interest                                                (67)           (91)         (534)          (481)
                                                             ----------     ----------    ----------     ----------
NET INCOME (LOSS)                                                (2,198)         1,344        13,965         16,963

GENERAL PARTNER'S INTEREST IN NET INCOME (LOSS)                     (21)            13           140            169
                                                             ----------     ----------    ----------     ----------

LIMITED PARTNERS' INTEREST IN NET INCOME (LOSS)              $   (2,177)    $    1,331    $   13,825     $   16,794
                                                             ==========     ==========    ==========     ==========

BASIC NET INCOME (LOSS) PER LIMITED PARTNER UNIT             $     (.22)    $      .15    $     1.43     $     1.96
                                                             ==========     ==========    ==========     ==========

BASIC WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING            9,984,297      8,594,807     9,650,928      8,584,770
                                                             ==========     ==========    ==========     ==========

DILUTED NET INCOME (LOSS) PER LIMITED PARTNER UNIT           $     (.22)    $      .15    $     1.42     $     1.94
                                                             ==========     ==========    ==========     ==========

DILUTED WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING          9,984,297      8,652,731     9,725,841      8,640,424
                                                             ==========     ==========    ==========     ==========




        The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (in thousands, unaudited)


                                                  Three Months Ended                    Nine Months Ended
                                                       May 31,                               May 31,
                                                 2000               1999               2000               1999
                                             -----------        -----------        -----------        -----------
Net income (loss)                            $    (2,198)       $     1,344        $    13,965        $    16,963

Other comprehensive income                         3,173                 --              3,173                 --
                                             -----------        -----------        -----------        -----------

   Comprehensive net income                  $       975        $     1,344        $    17,138        $    16,963
                                             ===========        ===========        ===========        ===========


RECONCILIATION OF ACCUMULATED
   OTHER COMPREHENSIVE INCOME

Balance, beginning of period                 $        --        $        --        $        --        $        --

Current period change                              3,173                 --              3,173                 --
                                             -----------        -----------        -----------        -----------

Balance, end of period                       $     3,173        $        --        $     3,173        $        --
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                        (in thousands, except unit data)
                                   (unaudited)




                                                       NUMBER OF UNITS
                                                                                  Common        Subordinated
                                                    Common     Subordinated     Unitholders     Unitholders    General Partner
                                                  ----------   ------------     -----------     -------------  ---------------
           BALANCE, AUGUST 31, 1999                5,825,674     2,777,207       $   17,077       $   1,809        $    176

           Unit Distribution                              --            --          (11,335)         (4,686)           (189)

           Issuance of restricted Common Units
              in connection with certain
              acquisitions                           184,030            --            4,064              --              --

           Issuance of Common Units to public
              net of related expenses              1,200,000            --           24,054              --              --

           Capital contribution from General
              Partner in connection with
              issuance of Common Units                    --            --               --              --             278

           Issuance of Common Units pursuant
              to the vesting rights of the
              Restricted Unit Plan                     4,500            --               29             (28)             (1)

           Other                                          --            --              236              90               3

           Other comprehensive income                                                    --              --              --

           Net income                                     --            --            9,960           3,865             140
                                                  ----------    ----------       ----------       ---------        --------

           BALANCE, MAY 31, 2000                   7,214,204     2,777,207        $  44,085       $   1,050        $    407
                                                  ==========    ==========        =========       =========        ========




                                                     Accumulated
                                                        Other
                                                    Comprehensive  Total Partners'
                                                       Income          Capital
                                                    -------------  ---------------

           BALANCE, AUGUST 31, 1999                   $       --      $   19,062

           Unit Distribution                                  --         (16,210)

           Issuance of restricted Common Units
              in connection with certain
              acquisitions                                    --           4,064

           Issuance of Common Units to public
              net of related expenses                         --          24,054

           Capital contribution from General
              Partner in connection with
              issuance of Common Units                        --             278

           Issuance of Common Units pursuant
              to the vesting rights of the
              Restricted Unit Plan                            --              --

           Other                                              --             329

           Other comprehensive income                      3,173           3,173

           Net income                                         --          13,965
                                                      ----------      ----------

           BALANCE, MAY 31, 2000                      $    3,173      $   48,715
                                                      ==========      ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)


                                                                                             Nine Months Ended
                                                                                       May 31,               May 31,
                                                                                        2000                  1999
                                                                                   -------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $      13,965        $      16,963
     Reconciliation of net income to net cash provided by
       operating activities-
     Depreciation and amortization                                                        13,624               10,908
     Provision for losses on accounts receivable                                             193                  250
     Gain on disposal of assets                                                             (419)                (545)
     Deferred compensation on restricted units                                               329                  164
     Undistributed earnings of affiliates                                                   (721)                (864)
     Minority interest                                                                       253                  (33)
     Unrealized gain on trading securities                                                  (284)                  --
     Changes in assets and liabilities, net of effect of acquisitions:
       Accounts receivable                                                                (7,659)              (1,636)
       Marketable securities                                                              (2,413)                  --
       Inventories                                                                        (1,635)               3,794
       Prepaid expenses                                                                     (501)                (102)
       Intangibles and other assets                                                         (435)                 889
       Accounts payable                                                                    4,349                 (173)
       Accrued and other current liabilities                                               1,128                  (34)
                                                                                   -------------        --------------
         Net cash provided by operating activities                                        19,774               29,581
                                                                                   -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired                                      (46,803)             (16,763)
   Capital expenditures                                                                  (10,877)             (10,541)
   Proceeds from asset sales                                                                 734                1,701
                                                                                   -------------        -------------
         Net cash used in investing activities                                           (56,946)             (25,603)
                                                                                   -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                              126,474               60,454
   Principal payments on debt                                                            (94,897)             (49,935)
   Unit distribution                                                                     (16,210)             (13,657)
   Net proceeds from issuance of common units                                             24,054                   --
   Capital contribution from General Partner                                                 278                    5
                                                                                   -------------        -------------
         Net cash provided by (used in) financing activities                              39,699               (3,133)
                                                                                   -------------        -------------

INCREASE IN CASH                                                                           2,527                  845

CASH, beginning of period                                                                  1,679                1,837
                                                                                   -------------        -------------

CASH, end of period                                                                $       4,206        $       2,682
                                                                                   =============        =============

NONCASH FINANCING ACTIVITIES:
   Notes payable incurred on noncompete agreements                                 $       3,198        $       2,540
   Issuance of restricted common units in connection with certain
     acquisitions                                                                  $       4,064        $         502

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                        $      12,046        $       9,967
   Other comprehensive income                                                      $       3,173        $          --


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

2.  INVENTORIES:

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using average cost while the cost of appliances, parts and fittings is determined by the first-in, first-out method. Inventories consist of the following:


                                                      May 31,              August 31,
                                                       2000                   1999
                                                     ----------           ----------
           Fuel                                      $   11,428           $    9,341
           Appliances, parts and fittings                 6,429                5,443
                                                     ----------           ----------
                                                     $   17,857           $   14,784
                                                     ==========           ==========

3.   INCOME (LOSS) PER LIMITED PARTNER UNIT:

Basic net income (loss) per limited partner unit is computed by dividing net income (loss), after considering the General Partner's one percent interest, by the weighted average number of Common and Subordinated Units outstanding. Diluted net income (loss) per limited partner unit is computed by dividing net income (loss), after considering the General Partner's one percent interest, by the weighted average number of Common and Subordinated Units outstanding and the weighted average number of Restricted Units ("Phantom Units") granted under the Restricted Unit Plan. For the three months ended May 31, 2000 75,343 weighted average Phantom Units were excluded from the calculation of diluted net loss as such units were anti-dilutive due to the net loss for the period. A reconciliation of net income (loss) and weighted average units used in computing basic and diluted earnings (loss) per unit is as follows:


                                                               For the Three Months Ended      For the Nine Months Ended
                                                                         May 31,                         May 31,
                                                                   2000            1999            2000            1999
                                                                --------        --------        --------        -------
BASIC NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Limited Partners' interest in net income (loss)               $    (2,177)    $     1,331     $    13,825     $    16,794
                                                              ============    ===========     ===========     ===========

Weighted average limited partner units                          9,984,297       8,594,807       9,650,928       8,584,770
                                                              ===========     ===========     ===========     ===========

Basic net income (loss) per limited partner unit              $      (.22)    $       .15     $      1.43     $      1.96
                                                              ============    ===========     ===========     ===========

DILUTED NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Limited partners' interest in net income (loss)               $    (2,177)    $     1,331     $    13,825     $    16,794
                                                              ============    ===========     ===========     ===========

Weighted average limited partner units                          9,984,297       8,594,807       9,650,928       8,584,770
Dilutive effect of Phantom Units                                        -          57,924          74,913          55,654
                                                              -----------     -----------     -----------     -----------
Weighted average limited partner units, assuming dilutive
   effect of Phantom Units                                      9,984,297       8,652,731       9,725,841       8,640,424
                                                              ===========     ===========     ===========     ===========

Diluted net income (loss) per limited partner unit            $      (.22)    $       .15     $      1.42     $      1.94
                                                              ============    ===========     ===========     ===========


CASH DISTRIBUTIONS

During the nine months ended May 31, 2000, the Partnership declared and paid a cash distribution of $.5625 per unit on all units for the quarters ended August 31, 1999, November 30, 1999, and February 29, 2000. On June 23, 2000, the
Partnership declared a cash distribution for the third quarter ended May 31, 2000 of $.5625 per unit payable on July 14, 2000 to Unitholders of record at the close of business on July 3, 2000. Distributions paid during the nine months ended May 31, 2000 included distributions to the General Partner in the amount of $189 and $193 for its General Partner interest in the Operating Partnership and its Minority Interest, respectively, and its Incentive Distribution Rights.

4.   WORKING CAPITAL FACILITIES AND LONG-TERM DEBT:

As of June 25, 1996, the Partnership entered into a credit agreement with various financial institutions. Effective July 2, 1999, the Partnership entered into the First Amended and Restated Credit Agreement (the "Agreement"). The Agreement replaced one of the financial institutions from the previous amended credit agreement and extended the maturities, leaving all the terms essentially unchanged. The Partnership entered the Second Amendment ("the Amendment") to the Agreement as of May 31, 2000, which is filed as an exhibit hereto, which added defined terms to the agreement based on the proposed reorganization with the US Propane merger (refer to Note 9). The effectiveness of the Amendment is subject to the satisfaction of certain conditions in relation to the merger. The terms of the Agreement as amended are as follows:

         A $35,000 Senior Revolving Working Capital Facility, expiring June 30, 2002, with $25,400 outstanding at May 31, 2000. The interest rate and interest payment dates vary depending on the terms the Partnership agrees to when the money is borrowed. The weighted average interest rate was 6.80 percent for the amount outstanding at May 31, 2000. The Partnership must be free of all working capital borrowings for 30 consecutive days each fiscal year. The maximum commitment fee payable on the unused portion of the facility is .375 percent.

         A $50,000 Senior Revolving Acquisition Facility is available through December 31, 2001, with $46,250 outstanding at May 31, 2000, at which time the outstanding amount must be paid in ten equal quarterly installments, beginning March 31, 2002. The interest rate and interest payment dates vary depending on the terms the Partnership agrees to when the money is borrowed. The average interest rate was 6.80 percent for the amount outstanding at May 31, 2000. The maximum commitment fee payable on the unused portion of the facility is .375 percent.


5.       REPORTABLE SEGMENTS:

The Partnership applies SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which requires the reporting of certain financial information by business segment. The Partnership financial statements reflect three reportable segments: the domestic retail operations of Heritage Propane Partners, the domestic wholesale operations of Heritage Propane Partners, and the foreign wholesale operations of M-P Energy Partnership, a 60 percent owned Canadian wholesale supplier that the Partnership consolidates. The Partnership's reportable segments are strategic business units that sell products and services to different types of users; retail and wholesale customers. Intersegment sales by the foreign wholesale segment to the domestic segment are priced in accordance with the partnership agreement. The Partnership manages these segments separately as each segment involves different distribution, sale and marketing strategies. The Partnership evaluates the performance of its operating segments based on operating income. The operating income below does not reflect selling, general, and administrative expenses of $1,616 and $1,459 for the three months and $4,969 and $4,485 for the nine months ended May 31, 2000 and 1999, respectively.

The following table presents financial information by segment:




                                           For the Three Months Ended           For the Nine Months Ended
                                                     May 31,                             May 31,
                                              2000             1999              2000             1999
                                           -----------       ----------       -----------       -----------
Gallons:
     Domestic retail                           38,874            38,940          155,101           137,341
     Domestic wholesale                         2,170             2,145            6,644             7,102
     Foreign wholesale
         Affiliated                            15,551            15,469           56,021            51,279
         Unaffiliated                          18,225            14,514           62,720            55,172
     Elimination                              (15,551)         (15,469)          (56,021)          (51,279)
                                          -----------       ----------       -----------       -----------
         Total                                 59,269            55,599          224,465           199,615
                                          ===========       ===========      ===========       ===========

Revenues:
     Domestic retail fuel                 $    42,624       $    33,779      $   162,143       $   118,022
     Domestic wholesale fuel                    1,423               933            4,036             3,104
     Foreign wholesale fuel
         Affiliated                             8,127             4,636           24,925            12,973
         Unaffiliated                           7,472             3,769           24,587            15,120
     Elimination                               (8,127)          (4,636)          (24,925)          (12,973)
     Other revenues                             5,705             4,669           20,508            16,960
                                          -----------       -----------      -----------       -----------
         Total                            $    57,224       $    43,150      $   211,274       $   153,206
                                          ===========       ===========      ===========       ===========



                                          For the Three Months Ended            For the Nine Months Ended
                                                     May 31,                            May 31,
                                              2000             1999              2000             1999
                                          -----------       ----------       ------------      -----------
Operating Income:
     Domestic retail                      $     3,902       $     6,125      $    30,628       $    30,841
     Domestic wholesale fuel                       49                26              275               135
     Foreign wholesale
         Affiliated                               176               142              541               458
         Unaffiliated                             397               317            1,481             1,151
     Elimination                                 (176)            (142)             (541)             (458)
                                          -----------       ----------       ------------      -----------
         Total                            $     4,348       $     6,468      $    32,384       $    32,127
                                          ===========       ===========      ===========       ===========


Depreciation and amortization:
     Domestic retail                      $     4,878       $     3,701      $    13,591       $    10,861
     Domestic wholesale                             8                12               27                37
     Foreign wholesale                              2                 3                6                10
                                          -----------       -----------      -----------       -----------
         Total                            $     4,888       $     3,716      $    13,624       $    10,908
                                          ===========       ===========      ===========       ===========



                                              As of                As of
                                          May 31, 2000         Aug. 31, 1999
                                          ------------         -------------
Total Assets:
     Domestic retail                      $   303,057          $    236,215
     Domestic wholesale                         2,322                 2,803
     Foreign wholesale                          6,183                 4,566
     Corporate                                 23,004                19,374
                                          -----------          ------------
         Total                            $   334,566          $    262,958
                                          ===========          ============



6.       SIGNIFICANT INVESTEE:

The Partnership holds a 50 percent interest in Bi-State Partnership. The Partnership accounts for its 50 percent interest in Bi-State Partnership under the equity method. The Partnership's investment in Bi-State Partnership totaled $5,924 and $5,202 at May 31, 2000 and August 31, 1999, respectively. The Partnership received distributions from Bi-State Partnership in the amount of $470 for the year ended August 31, 1999.

Bi-State Partnership's financial position at May 31, 2000 and August 31, 1999 is summarized below:


                                                              May 31,         August 31,
                                                               2000              1999
                                                            -----------      -----------
Current assets                                              $     3,692      $     1,533
Noncurrent assets                                                14,194           14,281
                                                            -----------      -----------
                                                            $    17,886      $    15,814
                                                            ===========      ===========


                                                              May 31,        August 31,
                                                               2000              1999
                                                            -----------      -----------
Current liabilities                                         $     3,323      $     2,333
Long-term debt                                                    4,325            4,804
Partners' capital:
     Heritage                                                     5,924            5,202
     Other partner                                                4,314            3,475
                                                            -----------      -----------
                                                            $    17,886      $    15,814
                                                            ===========      ===========

Bi-State Partnership's results of operations are summarized below:



                                                 Three Months Ended                 Nine Months Ended
                                                       May 31,                           May 31,
                                              2000              1999             2000              1999
                                          ------------      -----------      -----------       -----------
Revenues                                  $     3,289       $     3,430      $    11,138       $    10,996
Gross profit                                    1,527             2,026            5,457             6,426
Net income:
     Heritage                                      78               364              721             1,185
     Other partner                                120               384              839             1,281




7.       MARKETABLE SECURITIES

The Partnership's marketable securities are classified as trading securities as defined by SFAS No. 115 and are reflected as a current asset on the balance sheet at their fair value. An unrealized gain of $284 was recorded as other income based on the market value of the securities at the balance sheet date. A realized gain of $16 was recognized on the sale of a portion of the marketable securities during the period ended May 31, 2000 and recorded as other income.

8. SFAS 133 ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES:

The Partnership applies the provisions of Financial Accounting Standards Board SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

The Partnership entered into certain financial swap instruments during the three months ended May 31, 2000 that have been designated as cash flow hedging instruments in accordance with SFAS No. 133. Financial swaps are a contractual agreement to exchange obligations of money between the buyer and seller of the instruments as propane volumes during the pricing period are purchased. The swaps are tied to a set fixed price for the buyer and floating price determinants for the seller priced on certain indices. The Partnership entered into these instruments to hedge the forecasted propane volumes to be purchased during of each of the one-month periods ending October 2000 through March 2001. The Partnership utilizes hedging transactions to provide price protection against significant fluctuations in propane prices. These instruments had a fair value of $3,326 as of May 31, 2000, which was recorded as other assets on the balance sheet through other comprehensive income, exclusive of $153 of minority interest. The Partnership will reclassify into earnings the gain that is reported in accumulated other comprehensive income as the physical transactions occur under these instruments.


9.       SUBSEQUENT EVENTS:

Subsequent to May 31, 2000, the Partnership announced it has entered into an agreement to merge with US Propane to create the Nation's fourth largest retail propane marketer. The transaction will combine Heritage's 170 locations throughout the United States with US Propane's 80 locations in Alabama, Florida, Georgia, Kentucky, North Carolina, South Carolina and Tennessee. The combined operations are expected to market over 300 million gallons per year to almost 485,000 customers in 28 states. Through a series of agreements, Heritage Propane Partners, L.P. will purchase the assets of US Propane for $181 million in cash and limited partner units. US Propane L.P. will purchase Heritage Holdings, Inc., the general partner of Heritage Propane Partners, for $120 million in cash. The existing shareholders, including the key officers and directors of HHI, will then purchase approximately $50 million of common and subordinated units of the Partnership, representing approximately 20% of all units outstanding. All current officers and managers of HHI will continue in their present positions. The transaction is expected to close in mid summer.

10.      FOOTNOTES INCORPORATED BY REFERENCE:

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         Since its formation in 1989, Heritage has grown primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth. Through May 31, 2000, Heritage and the Partnership completed 70 acquisitions for an aggregate purchase price of approximately $297 million. The Partnership has completed 42 of these acquisitions since going public on June 25, 1996. The Partnership engages in the sale, distribution and marketing of propane and other related products. The Partnership derives its revenue primarily from the retail propane marketing business. The General Partner believes that the Partnership is one of the largest retail marketers of propane in the United States, based on retail gallons sold, currently serving more than 286,000 residential, industrial/commercial and agricultural customers in 27 states through 170 retail outlets. Subsequent to May 31, 2000, the Partnership announced it has entered into an agreement to merge with US Propane to create the Nation's fourth largest retail propane marketer. The transaction will combine Heritage's 170 locations throughout the United States with US Propane's 80 locations in Alabama, Florida, Georgia, Kentucky, North Carolina, South Carolina and Tennessee. The combined operations are expected to market over 300 million gallons per year to almost 485,000 customers in 28 states.

         The retail propane business of the Partnership consists principally of transporting propane purchased in the contract and spot markets, primarily from major energy companies, to its retail distribution outlets and then to tanks located on the customers' premises, as well as to portable propane cylinders. In the residential and commercial markets, propane is primarily used for space heating, water heating and cooking. In the agricultural market, propane is primarily used for crop drying, tobacco curing, poultry brooding and weed control. In addition, propane is used for certain industrial applications, including use as an engine fuel that burns in internal combustion engines that power vehicles and forklifts and as a heating source in manufacturing and mining processes.

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

THREE MONTHS ENDED MAY 31, 2000 COMPARED TO THE THREE MONTHS ENDED MAY 31, 1999.

         Volume. The Partnership sold 38.9 million retail gallons in the three months ended May 31, 2000, which is unchanged from the retail gallons sold during the three months ended May 31, 1999. The weather patterns and temperatures that were significantly warmer than normal and warmer than the prior year conditions caused a reduction in retail volumes which was partially offset by acquisition related volumes and to a lesser extent, internal growth.

         The Partnership's wholesale gallons sold increased approximately 3.8 million gallons in the third quarter of fiscal 2000 to 20.4 million wholesale gallons from the 16.6 million wholesale gallons sold in the third quarter of fiscal 1999. U.S. wholesale volumes increased .1 million gallons to 2.2 million gallons while the foreign volumes of M-P Energy Partnership increased 3.7 million gallons to 18.2 million gallons during the third quarter.

         Revenues. Total revenues for the Partnership increased $14.1 million or 32.7% to $57.2 million for the three months ended May 31, 2000 as compared to $43.1 million for the same three-month period last year. The current period's domestic retail propane revenues increased $8.8 million or 26.0% to $42.6 million versus the prior year's comparable period results of $33.8 million due to higher selling prices. The U.S. wholesale revenues increased to $1.4 million in the current period as compared to $.9 million for the period ended May 31, 1999, primarily due to higher selling prices. Other revenues increased $1.0 million or 21.3% to $5.7 million as a result of acquisitions and internal growth. Foreign revenues increased $3.8 million for the three months ended May 31, 2000, to $7.5 million as compared to $3.7 million for the three months ended May 31, 1999, primarily as a result of higher selling prices and increased volume. Sales price per gallon during the three months ended May 31, 2000 continued to remain above last year's level due to the higher cost of propane as compared to the same period last year.

         Cost of Sales. Total cost of sales increased $13.4 million or 68.7% to $32.9 million for the three months ended May 31, 2000 as compared to $19.5 million for the three months ended May 31, 1999. This increase is the result of a significant increase in the wholesale propane prices that started during the first quarter as compared to the low wholesale costs experienced in the same period last fiscal year. Retail fuel cost of sales increased $9.1 million or 66.4% to $22.8 million in the third quarter of fiscal 2000, compared to $13.7 million in the third quarter of fiscal 1999 due to the impact of the increase in fuel cost. Domestic wholesale cost of sales increased to $1.3 million for the three months ended May 31, 2000 as compared to $.7 million for the three months ended May 31, 1999. Foreign cost of sales increased $3.6 million due to the higher cost of fuel along with increased foreign wholesale volumes as compared to the same period last fiscal year. Other cost of sales were $1.7 million for the three months ended May 31, 2000 as compared to $1.6 million for the same period last fiscal year.

         Gross Profit. Total gross profit increased $.7 million or 3.0% to $24.3 million for the three months ended May 31, 2000, as compared to $23.6 million for the three months ended May 31, 1999 due primarily to the increase in other revenues. The increases in fuel revenues were more than offset by the increase in cost of sales due to the reasons discussed above.

         Operating Expenses. Operating expenses increased $1.7 million or 12.7% to $15.1 million in the third quarter of fiscal 2000 as compared to $13.4 million in the third quarter of fiscal 1999 primarily due to acquisition related operating expenses.

         Selling, General and Administrative. Selling, general and administrative expenses were $1.6 million for the three months ended May 31, 2000 as compared to $1.5 million reported for the same three month period last fiscal year.

         Depreciation and Amortization. Depreciation and amortization increased $1.2 million for the third quarter ended May 31, 2000 to $4.9 million as compared to $3.7 million for the third quarter ended May 31, 1999. This increase is primarily the result of additional depreciation and amortization cost on the fixed assets and intangible assets recorded in connection with acquisitions.

         Operating Income. Operating income for the three months ended May 31, 2000 decreased $2.3 million or 46% to $2.7 million as compared to $5.0 million for the same three-month period last fiscal year. This decrease is primarily attributable to reduced volumes caused by the warmer weather this quarter along with the acquisition-related increase in operating expenses and depreciation and amortization.

         Interest Expense. Interest expense increased $1.0 million to $4.9 million for the three months ended May 31, 2000 primarily due to increased borrowings related to acquisitions.

         Net Income (Loss). In the third quarter of fiscal 2000, the Partnership recorded a net loss of $2.2 million, a $3.5 million decrease over the net income of $1.3 million for the third quarter of fiscal 1999. This decrease is the result of the reduced operating income described above and an increase in interest costs.

         EBITDA. Earnings before interest, taxes, depreciation and amortization decreased $1.2 million to $8.0 million for the third quarter ended May 31, 2000, as compared to the revised third quarter 1999 EBITDA of $9.2 million. The third quarter 1999 EBITDA was revised to account for the non-cash compensation expense that was previously included. The Partnership's EBITDA includes the EBITDA of investees, but does not include the EBITDA of the minority interest of M-P Energy Partnership. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

NINE MONTHS ENDED MAY 31, 2000 COMPARED TO THE NINE MONTHS ENDED MAY 31, 1999.

         Volume. The Partnership sold 155.1 million retail gallons in the nine months ended May 31, 2000, an increase of 17.8 million gallons or 13.0% over the
137.3 million gallons sold in the nine months ended May 31, 1999. This increase was primarily attributable to acquisition-related volumes and to a lesser extent internal growth, offset by warmer than normal weather.

         The Partnership also sold approximately 69.3 million wholesale gallons the first nine months of fiscal 2000, an increase of 7.0 million gallons or 11.2% from the 62.3 million wholesale gallons sold during the same period last year. U.S. wholesale volumes decreased .5 million gallons to 6.6 million gallons while the foreign volumes of M-P Energy Partnership increased 7.5 million gallons to 62.7 million gallons during this time period.

         Revenues. Total revenues for the Partnership increased $58.1 million or 37.9% to $211.3 million for the nine months ended May 31, 2000 as compared to $153.2 million for the same nine-month period last year. The current period's domestic retail propane revenues increased $44.2 million or 37.5% to $162.2 million versus the prior year's comparable period results of $118.0 million due to increased volumes and higher selling prices. The U.S. wholesale revenues increased slightly to $4.0 million as compared to $3.1 million in the nine-month period, due to higher selling prices. Other revenues increased $3.5 million or 20.6% to $20.5 million as a result of acquisitions and internal growth. Foreign revenues increased $9.5 million for the nine months ended May 31, 2000, to $24.6 million as compared to $15.1 million for the nine months ended May 31, 1999, primarily as a result of higher selling prices and to a lesser degree, increased volume. Sales price per gallon during the nine months ended May 31, 2000 continued to remain above last year's level due to the higher cost of propane as compared to the same period last year.

         Cost of Sales. Total cost of sales increased $48.4 million or 68.0% to $119.6 million for the nine months ended May 31, 2000 as compared to $71.2 million for the nine months ended May 31, 1999. This increase is the result of a significant increase in the wholesale propane prices that started during the first quarter as compared to the low wholesale costs experienced in the same period last fiscal year and the increase in gallons sold. Retail fuel cost of sales increased $36.9 million or 75.5% to $85.8 million during the nine months ended May 31, 2000, compared to $48.9 million for the same time period of fiscal 1999. Foreign wholesale cost of sales also reflected an increase, going from $14.0 million for the nine months ended May 31, 1999 to $23.1 million for the nine months ended May 31, 2000 due to the impact of the increase in the cost of propane and increased volumes in this area. U. S. wholesale cost of sales increased $1.0 million as a result of the higher cost of fuel. Other cost of sales also increased $1.4 million during the nine-month period due to an increase in other revenues.

         Gross Profit. Total gross profit increased $9.7 million or 11.8% to $91.7 million for the nine months ended May 31, 2000, as compared to $82.0 million for the nine months ended May 31, 1999 due to the increases in volumes sold and revenues discussed above, offset by the increase in product costs.

         Operating Expenses. Operating expenses increased $6.7 million or 17.2% to $45.7 million in the nine months ended May 31, 2000 as compared to $39.0 million in the nine months ended May 31, 1999 primarily due to acquisition related operating expenses.

         Selling, General and Administrative. Selling, general and administrative expenses were $5.0 million for the nine months ended May 31, 2000, an increase of $.5 million from the $4.5 million reported for the nine months ended May 31, 1999.

         Depreciation and Amortization. Depreciation and amortization increased $2.7 million for the nine months ended May 31, 2000 to $13.6 million as compared to $10.9 million for the same period last year. This increase is primarily the result of additional depreciation and amortization cost on the fixed assets and intangible assets recorded in connection with acquisitions.

         Operating Income. Operating income for the nine months ended May 31, 2000, decreased slightly by $.2 million to $27.4 million as compared to $27.6 million for the same nine-month period last fiscal year. This decrease is primarily attributable to the results of the third quarter operating income discussed above.

         Interest Expense. Interest expense increased $2.4 million or 20.5% to $14.1 million for the nine months ended May 31, 2000 as compared to $11.7 million for the nine months ended May 31, 1999. The increase was primarily due to borrowings related to acquisitions and to lesser extent, increased borrowings as a result of higher product costs.

         Net Income. Net income for the nine months ended May 31, 2000 was $14.0 million as compared to the net income of $17.0 million for the same period last year. The $3.0 million decrease is the result of the decrease in operating income described above together with an increase in interest costs.

         EBITDA. Earnings before interest, taxes, depreciation and amortization increased $2.4 million to $42.6 million for the nine months ended May 31, 2000, as compared to the revised nine month 1999 EBITDA of $40.2 million. The 1999 EBITDA was revised to account for the non-cash compensation expense that was previously included. The Partnership's EBITDA includes the EBITDA of investees, but does not include the EBITDA of the minority interest of M-P Energy Partnership. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution.

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

CASH FLOWS

         Operating Activities. Cash provided by operating activities during the nine months that ended May 31, 2000, was $19.8 million compared to cash provided of $29.6 million in the nine months that ended May 31, 1999. The net cash provided from operations for the nine months ended May 31, 2000 consisted of net income of $14.0 million and the impact of working capital used of $7.2 offset by noncash charges of $13.0 million, principally depreciation and amortization. Accounts receivable have increased over last year as a result of the net effect of the increase in propane costs which in part was passed on to the customers and a larger customer base due to acquisitions. Accounts payable has also increased due to the same related reasons of increased cost of propane and acquisitions.

         Investing Activities. The Partnership has completed eleven acquisitions during the nine months ended May 31, 2000 spending $46.8 million, net of cash received, to purchase propane companies. This capital expenditure amount is reflected in the cash used in investing activities of $56.9 million along with $10.9 million spent for maintenance needed to sustain operations at current levels and customer tanks to support growth of operations.

         Financing Activities. Cash provided by financing activities during the third quarter of fiscal 2000 of $39.7 million is primarily the result of net proceeds received in an equity offering of 1,200,000 Common Units representing limited partner interest in Heritage Propane Partners, L.P. utilizing the Partnership's Registration Statement No. 333-86057 on Form S-3 dated September 13, 1999. The underwriters delivered the Common Units to purchasers on October 28, 1999, at a public offering price of $22.00 per Common Unit. The net proceeds of approximately $24 million were used to repay a portion of the outstanding indebtedness under the acquisition facility that was incurred to acquire propane businesses. Other cash provided by financing activities of $15.6 million was mainly from a net increase in the working capital facility of $5.5 million and a net increase in the acquisition facility of $27.9 million used to acquire other propane businesses. These increases were offset by cash distributions to unitholders of $16.2 million and payments on other long-term debt of $1.8 million.


FINANCING AND SOURCES OF LIQUIDITY

         The Partnership has a Bank Credit Facility, which includes a Working Capital Facility, a revolving credit facility providing for up to $35.0 million of borrowings to be used for working capital and other general partnership purposes, and an Acquisition Facility, a revolving credit facility providing for up to $50.0 million of borrowings to be used for acquisitions and improvements. As of May 31, 2000, the Acquisition Facility had $3.7 million available to fund future acquisitions and the Working Capital Facility had $9.6 million available for borrowings.

         The Partnership uses its cash provided by operating and financing activities to provide distributions to unitholders and to fund acquisition, maintenance and growth capital expenditures. Acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and intangibles associated with such acquired businesses, were $46.8 million for the nine months ended May 31, 2000, as compared to $16.8 million during the same period of fiscal 1999. In addition to the $46.8 million of cash expended for acquisitions during the first nine months of fiscal 2000, $4.1 million of Common Units and $3.2 million for notes payable on non-compete agreements were issued in connection with certain acquisitions and $.4 million of liabilities were assumed.

         Under the Partnership Agreement of Heritage, the Partnership will distribute to its partners, 45 days after the end of each fiscal quarter, an amount equal to all of its Available Cash for such quarter. Available cash generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves established by the General Partner in its reasonable discretion that is necessary or appropriate to provide for future cash requirements. The current distribution level is $.5625 per unit ($2.25 annually). To the extent the quarterly distribution exceeds $.55 per unit ($2.20 annually), incentive distributions are payable to the General Partner. Pursuant to the Partnership Agreement, 925,736 Subordinated Units held by the General Partner converted to Common Units on July 5, 2000. The conversion of these units was dependent on meeting certain cash performance and distribution requirements during the period that commenced with the Partnership's public offering in June of 1996. As more fully described in the Form 10-K for the year ended August 31, 1999, the subordination period applicable to the remaining Subordinated Units will end the first day of any quarter ending after May 31, 2001, in which certain cash performance and distribution requirements have been met.

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



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Partnership has very little cash flow exposure due to rate changes for long-term debt obligations. The Partnership primarily enters debt obligations to support general corporate purposes including capital expenditures and working capital needs. The Partnership's long-term debt instruments are typically issued at fixed interest rates. When these debt obligations mature, the Partnership may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt. Commodity price risk arises from the risk of price changes in the propane inventory that the Partnership buys and sells. The market price of propane is often subject to volatile changes as a result of supply or other market conditions over which the Partnership will have no control. In the past, price changes have generally been passed along to the Partnership's customers to maintain gross margins, mitigating the commodity price risk. The Partnership in the past has on occasion purchased significant volumes of propane during periods of low demand, which generally occur during the summer months, at the then current market price, for storage both at its service centers and in major storage facilities. The Partnership utilizes hedging transactions to provide price protection against significant fluctuations in propane prices. As of May 31, 2000, the Partnership was a party to financial swap contracts with another party to hedge forecasted propane volumes purchased during set monthly pricing periods. Cash settlement of these instruments will occur during each pricing period as the physical transactions occur. Market risk of these instruments is monitored daily for compliance with the Partnership's Trading and Hedging Policy. The fair value of these instruments as of May 31, 2000, was $3.3 million. These instruments are deemed to be highly effective as of May 31, 2000, and are accounted for as cash flow hedges under the provisions of SFAS No. 133 (see Footnote 8 to the Financial Statements).

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the three months ended May 31, 2000, the Partnership issued 58,318 Common Units ("Units") to Heritage Holdings, Inc., the Partnership's General Partner. These Units were issued in connection with the assumption of certain liabilities by the General Partner with respect to the prior stock acquisitions of other propane companies. The General Partner's Units were not registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, by virtue of an exemption under Section 4(2) thereof. The above Units carry a restrictive legend with regard to transfer of the Units.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.


         Exhibit
         Number           Description
         -------          -----------
(1)      3.1               Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(7)      10.1              First Amended and Restated Credit Agreement with Banks Dated May 31, 1999

(8)      10.1.1            First Amendment to the First Amended and Restated Credit Agreement dated as of October 15, 1999

(*)      10.1.2            Second Amendment to First Amended and Restated Credit Agreement dated as of May 31, 2000

(1)      10.2              Form of Note Purchase Agreement (June 25, 1996)

(3)      10.2.1            Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996

(4)      10.2.2            Amendment of Note Purchase Agreement (June 25, 2996) dated as of March 11, 1997

(6)      10.2.3            Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998

(8)      10.2.4            Second Amendment Agreement dated September 1, 1999 to June 25, 1996 Note Purchase Agreement

(1)      10.3              Form of Contribution, Conveyance and Assumption Agreement among Heritage Holdings, Inc., Heritage
                           Propane Partners, L.P. and Heritage Operating, L.P.

(1)      10.6              Restricted Unit Plan

(4)      10.6.1            Amendment of Restricted Unit Plan dated as of October 17, 1996

(2)      10.7              Employment Agreement for James E. Bertelsmeyer

(1)      10.8              Employment Agreement for R. C. Mills

(1)      10.9              Employment Agreement for G.A. Darr

(1)      10.10             Employment Agreement for H. Michael Krimbill


         Exhibit
         Number            Description
         ------            -----------
(6)      10.11             Employment Agreement for Bradley K. Atkinson

(7)      10.12             First Amended and Restated Revolving Credit Agreement between Heritage Service Corp. and Banks Dated May
                           31, 1999

(5)      10.16             Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1           Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement

(8)      10.16.2           Second Amendment Agreement dated September 1, 1999 to November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

(*)      10.16.3           Third Amendment Agreement dated May 31, 2000 to November 19, 1997 Note Purchase Agreement and June 25,
                           1996 Note Purchase Agreement

(8)      21.1              List of Subsidiaries

         27.1              Financial Data Schedule - Filed with EDGAR version only

(8)      99.1              Balance Sheet of Heritage Holdings, Inc. as of August 31, 1999

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

(*)      Filed herewith.

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


                            HERITAGE PROPANE PARTNERS, L.P.

                            By:  Heritage Holdings, Inc., General Partner



Date:  July 14, 2000        By: /s/ H. Michael Krimbill
                               ------------------------------------------------
                                    H. Michael Krimbill
                                    (CEO, President and Chief Financial Officer
                                    and officer duly authorized to sign on
                                    behalf of the registrant)

                                INDEX TO EXHIBITS


         Exhibit
         Number        Description
         ------        -----------
(1)      3.1           Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(7)      10.1          First Amended and Restated Credit Agreement with Banks Dated May 31, 1999

(8)      10.1.1        First Amendment to the First Amended and Restated Credit Agreement dated as of October 15, 1999

(*)      10.1.2        Second Amendment to First Amended and Restated Credit Agreement dated as of May 31, 2000

(1)      10.2          Form of Note Purchase Agreement (June 25, 1996)

(3)      10.2.1        Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996

(4)      10.2.2        Amendment of Note Purchase Agreement (June 25, 2996) dated as of March 11, 1997

(6)      10.2.3        Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998

(8)      10.2.4        Second Amendment Agreement dated September 1, 1999 to June 25, 1996 Note Purchase Agreement

(1)      10.3          Form of Contribution, Conveyance and Assumption Agreement among Heritage Holdings, Inc., Heritage
                       Propane Partners, L.P. and Heritage Operating, L.P.

(1)      10.6          Restricted Unit Plan

(4)      10.6.1        Amendment of Restricted Unit Plan dated as of October 17, 1996

(2)      10.7          Employment Agreement for James E. Bertelsmeyer

(1)      10.8          Employment Agreement for R. C. Mills

(1)      10.9          Employment Agreement for G.A. Darr

(1)      10.10         Employment Agreement for H. Michael Krimbill

(6)      10.11         Employment Agreement for Bradley K. Atkinson

(7)      10.12         First Amended and Restated  Revolving Credit Agreement between Heritage Service Corp. and Banks Dated May
                       31, 1999

(5)      10.16         Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1       Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement

(8)      10.16.2       Second Amendment Agreement dated September 1, 1999 to November 19, 1997 Note Purchase Agreement and June
                       25, 1996 Note Purchase Agreement

(*)      10.16.3       Third Amendment Agreement dated May 31, 2000 to November 19, 1997 Note Purchase Agreement and June 25,
                       1996 Note Purchase Agreement


        Exhibit
        Number         Description
        -------        -----------
(8)      21.1          List of Subsidiaries

         27.2          Financial Data Schedule - Filed with EDGAR version only

(8)      99.1          Balance Sheet of Heritage Holdings, Inc. as of August 31, 1999

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

(10) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q for the quarter ended May 31, 1999.

(11) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-K for the year ended August 31, 1999.

(*)      Filed herewith.