Form 10-K
period 2000-08-31
HERITAGE PROPANE PARTNERS L P
filed 2000-11-29
CIK 1012569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED AUGUST 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value as of November 6, 2000, of the registrant's Common Units held by nonaffiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $142,092,000.

At November 6, 2000, the registrant had units outstanding as follows:
Heritage Propane Partners, L.P.     9,746,196         Common Units
                                    1,851,471         Subordinated Units
                                    1,382,514         Class B Subordinated Units
   Documents Incorporated by Reference:  None

                         HERITAGE PROPANE PARTNERS, L.P.

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS




                                                                                                               PAGE
                                                                                                               ----
                                     PART I

ITEM   1.   BUSINESS. ............................................................................................1

ITEM   2.   PROPERTIES............................................................................................9

ITEM   3.   LEGAL PROCEEDINGS....................................................................................10

ITEM   4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................10


                                     PART II


ITEM   5.   MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS.....................................11

ITEM   6.   SELECTED HISTORICAL FINANCIAL AND OPERATING DATA.....................................................12

ITEM   7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................15

ITEM   7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................26

ITEM   8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................27

ITEM   9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................27


                                    PART III


ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................................28

ITEM  11.  EXECUTIVE COMPENSATION................................................................................32

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................................35

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................................37

                                     PART IV

ITEM  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......................................37

                                     PART I


FORWARD-LOOKING STATEMENTS

         CERTAIN MATTERS DISCUSSED IN THIS REPORT, EXCLUDING HISTORICAL INFORMATION, AS WELL AS SOME STATEMENTS BY HERITAGE IN PERIODIC PRESS RELEASES, INCLUDE CERTAIN "FORWARD-LOOKING" STATEMENTS. ALTHOUGH HERITAGE BELIEVES SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS AND CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS, NO ASSURANCE CAN BE GIVEN THAT EVERY OBJECTIVE WILL BE REACHED. SUCH STATEMENTS ARE MADE IN RELIANCE ON THE "SAFE HARBOR" PROTECTIONS PROVIDED UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         AS REQUIRED BY THAT LAW, HERITAGE HEREBY IDENTIFIES THE FOLLOWING IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY RESULTS PROJECTED, FORECASTED OR ESTIMATED BY HERITAGE IN FORWARD-LOOKING STATEMENTS.

THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS:

         o CHANGES IN GENERAL ECONOMIC CONDITIONS IN THE UNITED STATES AS WELL AS CHANGES IN GENERAL ECONOMIC CONDITIONS AND CURRENCIES IN FOREIGN COUNTRIES;

         o WEATHER CONDITIONS THAT VARY SIGNIFICANTLY FROM HISTORICALLY NORMAL CONDITIONS;

         o THE GENERAL LEVEL OF PETROLEUM PRODUCT DEMAND, AND THE AVAILABILITY OF PROPANE SUPPLIES;

         o ENERGY PRICES GENERALLY AND SPECIFICALLY, THE PRICE OF PROPANE TO THE CONSUMER COMPARED TO THE PRICE OF ALTERNATIVE AND COMPETING FUELS;

         o        COMPETITION FROM OTHER PROPANE DISTRIBUTORS AND ALTERNATE
                  FUELS;

         o        THE AVAILABILITY AND COST OF CAPITAL;

         o CHANGES IN LAWS AND REGULATIONS TO WHICH HERITAGE IS SUBJECT, INCLUDING TAX, ENVIRONMENTAL AND EMPLOYMENT REGULATIONS;

         o THE COSTS AND EFFECTS OF LEGAL AND ADMINISTRATIVE PROCEEDINGS AGAINST HERITAGE OR WHICH MAY BE BROUGHT AGAINST HERITAGE;

         o THE ABILITY OF HERITAGE TO SUSTAIN ITS HISTORICAL LEVELS OF INTERNAL GROWTH; AND

         o THE ABILITY OF HERITAGE TO CONTINUE TO LOCATE AND ACQUIRE OTHER PROPANE COMPANIES AT PURCHASE PRICES THAT ARE ACCRETIVE TO ITS FINANCIAL RESULTS.


ITEM 1. BUSINESS


MERGER

         In August 2000, TECO Energy, Inc. ("TECO"), Atmos Energy Corporation, Piedmont Natural Gas Company, Inc. and AGL Resources, Inc. contributed each company's propane operations, Peoples Gas Company ("Peoples Gas"), United Cities Propane Gas, Inc. ("United Cities"), Piedmont Propane Company ("Piedmont"), and AGL Propane, Inc. ("AGL"), respectively, to U.S. Propane, L.P. ("U.S. Propane") in exchange for equity interests in U.S. Propane. The merger was accounted for as an acquisition using the purchase method of accounting with Peoples Gas being the accounting acquirer.

         In August 2000, U.S. Propane acquired all of the outstanding common stock of Heritage Holdings, Inc., Heritage Propane Partners, L.P.'s General Partner, for $120 million. By virtue of Heritage Holdings Inc.'s general partner and limited partner interests in Heritage Propane Partners, L.P., U.S. Propane gained control of Heritage Propane Partners, L.P. Simultaneously, U.S. Propane transferred its propane operations, consisting of its interest in four separate limited liability companies, AGL Propane, L.L.C., Peoples Gas Company, L.L.C., United Cities Propane Gas, L.L.C. and Retail Propane Company, L.L.C. (former Piedmont operations) to Heritage Propane Partners, L.P. for $181.4 million plus working capital. The $181.4 million was payable $139.5 million in cash, $31.8 million of assumed debt, and the issuance of 372,392 Common Units of Heritage Propane Partners, L.P. valued at $7.3 million and a 1.0101 percent limited partnership interest in Heritage Operating, L.P. valued at $2.7 million. The purchase price and the issuance price for the Common Units were approved by an independent committee of the Board of Directors of Heritage Holdings, Inc. The issuance price for the Common Units was $19.73125 per unit under a formula based on the average closing price of the Common Units on the New York Stock Exchange for the twenty (20) day period beginning ten (10) days prior to the public announcement of the transaction on June 15, 2000 (the "Formula Price"). The working capital adjustment is anticipated to be settled in December 2000.

         Concurrent with the acquisition, Heritage Propane Partners, L.P. borrowed $180 million from several institutional investors and sold 1,161,814 Common Units and 1,382,514 Class B Subordinated Units in a private placement to the former shareholders of Heritage Holdings, Inc. based on the Formula Price resulting in net proceeds of $50.2 million. The total of these proceeds was utilized to finance the transaction and retire a portion of existing debt.

         Heritage Propane Partners, L.P. is the surviving entity for legal purposes; however, U.S. Propane's propane operations will be the acquirer for accounting purposes. For purposes of the discussion herein: (1) Peoples Gas is described as the accounting acquirer because Peoples Gas was the acquirer in the transaction that formed U.S. Propane; (2) the propane operations of Heritage Propane Partners, L.P. prior to the series of transactions with U.S. Propane are referred to as Predecessor Heritage; and (3) the combined operations of U.S. Propane's propane operations and Predecessor Heritage are described as Heritage.

         Peoples Gas has a fiscal year-end of December 31. The eight-month period ended August 31, 2000 Form 10-K will be treated as a transition period under the rules of the Securities and Exchange Commission. However, this Form 10-K is not a transition report as the registrant will continue to have an August 31 fiscal year-end.

         Heritage believes it is presently the fourth largest retail marketer of propane in the United States (as measured by retail gallons sold). Heritage currently serves more than 485,000 active residential, commercial, industrial and agricultural customers located in 28 states. Heritage's operations extend from coast to coast with concentrations in the western, upper midwestern, northeastern and southeastern regions of the United States.


BUSINESS OF PREDECESSOR HERITAGE

         Heritage Propane Partners, L.P., a publicly traded Delaware limited partnership, was formed in April 1996. Heritage Propane Partners, L.P.'s activities are conducted through its subsidiary, Heritage Operating, L.P. (the "Operating Partnership"). Heritage, with a 98.9899 percent limited partner interest, was the sole limited partner of the Operating Partnership. The Operating Partnership accounts for nearly all of the consolidated assets, sales and operating earnings of Heritage Propane Partners, L.P.

         The business of Predecessor Heritage, starting with the formation of Heritage Holdings, Inc. in 1989, has grown primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth. Since its inception in 1989 through August 9, 2000, Predecessor Heritage completed 70 acquisitions for a total purchase price of approximately $297 million. Volumes of propane sold to retail customers have increased steadily from 63.2 million gallons for the fiscal year ended August 31, 1992 to 170.9 million gallons for the period ended August 9, 2000.

BUSINESS OF PEOPLES GAS

         Peoples Gas is a Florida corporation and formerly a wholly owned subsidiary of TECO. In June 1997, TECO acquired Lykes Energy, Inc. ("Lykes") for approximately 12.1 million shares of its common stock valued at approximately $300 million. Prior to the merger between TECO and Lykes, Peoples Gas was a wholly owned subsidiary of Lykes.

         In January 1998, TECO completed its merger with Griffis, Inc. ("Griffis") for approximately 600,000 shares of its common stock valued at approximately $15 million. This merger was accounted for as a pooling of interests. Concurrent with the merger, Griffis was merged into Peoples Gas.

GENERAL

         At the time of the series of transactions that formed U.S. Propane and combined the operations of Predecessor Heritage and U.S. Propane, Peoples Gas was serving more than 70,000 active residential, commercial and wholesale customers located in the Florida peninsula. Peoples Gas has grown by expanding existing markets as well as through acquisitions of independent propane operations located in northeast and southwest Florida. Prior to the series of transactions, Peoples Gas believes it was among the top 25 independent propane distributors nationally and was the largest independent propane distributor in Florida.

         Peoples Gas believes it has held competitive advantages in both the residential and commercial markets through its focus on customer service and product reliability. Following is a summary of retail sales volumes per fiscal year for Peoples Gas. The transition period ended August 31, 2000 represents seven months of Peoples Gas stand-alone and one month of Heritage.


                                                                            For the
RETAIL PROPANE GALLONS                                                 Eight-months Ended
  SOLD (IN MILLIONS) :            For the Year Ended December 31,           August 31,
                            -----------------------------------------  ------------------
                              1995    1996     1997     1998    1999          2000
                              ----    ----     ----     ----    ----          ----
                              24.7    26.7     29.1    30.9     33.6          38.3


               As a result of the implementation of the strategy described below, Predecessor Heritage has achieved the following retail sales volumes per fiscal year and for the period ended August 9, 2000:


                                                                                                        For the
                                                                                                        Period
RETAIL PROPANE GALLONS                                                                                   Ended
  SOLD (IN MILLIONS) :                              For the Year Ended August 31,                       August 9,
                           ---------------------------------------------------------------------------  ---------
                             1991    1992     1993     1994    1995     1996     1997     1998    1999    2000
                             ----    ----     ----     ----    ----     ----     ----     ----    ----    ----
                            48.2     63.2     73.4     79.7     98.3    118.2    125.6    146.7  159.9    170.9


         Heritage believes that its competitive strengths include: (i) experience in identifying, evaluating and completing acquisitions, (ii) operations that are focused in areas experiencing higher-than-average population growth, (iii) a low cost administrative infrastructure and (iv) a decentralized operating structure and entrepreneurial workforce. These competitive strengths have enabled Predecessor Heritage to achieve levels of EBITDA per retail propane gallon sold that Heritage believes are among the highest of any publicly traded propane partnership. Heritage believes that as a result of its geographic diversity and district-level incentive compensation program, it has been able to reduce the effect of adverse weather conditions on EBITDA, including those experienced by Predecessor Heritage during the warmer-than-normal winters of the past five years with the winters of 1998 - 1999 and 1999 - 2000 recorded as two of the warmest winters of this century. Heritage believes that its concentration in higher-than-average population growth areas provides a strong economic foundation for expansion through acquisitions and internal growth. Heritage does not believe that it is significantly more vulnerable than its competitors to displacement by natural gas distribution systems.

BUSINESS STRATEGY

         Heritage's strategy is to expand operations and increase retail market share in order to increase the funds available for distribution to its Unitholders. The three critical elements to this strategy are described below.

         Acquisitions. Acquisitions will be the principal means of growth for Heritage, as the retail propane industry is mature and overall demand for propane is expected to experience limited growth in the foreseeable future. Management believes that the fragmented nature of the propane industry provides significant opportunities for growth through acquisition. Industry sources indicate that there are over 8,000 retail propane operations, of which the 10 largest retailers, including Heritage, account for approximately 37 percent of the total retail sales. Heritage follows a disciplined acquisition strategy that concentrates on companies (i) in geographic areas experiencing higher-than-average population growth, (ii) with a high percentage of sales to residential customers, (iii) with local reputations for quality service and (iv) with a high percentage of tank ownership. In addition Heritage attempts to capitalize on the reputations of the companies it acquires by maintaining local brand names, billing practices and employees, thereby creating a sense of continuity and minimizing customer loss. Management believes that this strategy has helped to make Heritage an attractive buyer for many acquisition candidates from the seller's viewpoint.

         Through August 9, 2000, Predecessor Heritage completed 70 acquisitions for a total purchase price of approximately $297 million. On August 10, 2000 Predecessor Heritage completed the merger with U.S. Propane. During the period between August 10, 2000 through August 31, 2000, Heritage completed two additional acquisitions. Of these 70 companies acquired by Predecessor Heritage, 19 represent "core acquisitions" with multiple plants in a specific geographic area, with the balance representing "blend-in companies" which operate in an existing region. Heritage will focus on acquisition candidates in its existing areas of operations, but will consider core acquisitions in other higher-than-average population growth areas in order to further reduce the impact of adverse weather patterns in any one region of Heritage's operations. While Heritage is currently evaluating numerous acquisition candidates, there can be no assurance that Heritage will identify attractive acquisition candidates in the future, that Heritage will be able to acquire such businesses on economically acceptable terms or successfully integrate them into existing operations and make cost-saving changes, that any acquisition will not dilute earnings and distributions to Unitholders or that any additional debt incurred to finance an acquisition will not adversely affect the ability of Heritage to make distributions to Unitholders.

         In order to facilitate Heritage's acquisition strategy, the Operating Partnership maintains a Bank Credit Facility. Heritage recently amended its Bank Credit Facility to increase the total amount available for borrowings from $85 million to $100 million. The Bank Credit Facility consists of a $50 million Acquisition Facility to be used for acquisitions and improvements and a $50 million Working Capital Facility to be used for working capital and other general partnership purposes. Heritage also has the ability to fund acquisitions through the issuance of additional partnership interests and through the Medium Term Note Program and Senior Secured Notes if certain conditions are met. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Description of Indebtedness."

         Internal Growth. In addition to pursuing expansion through acquisitions, Predecessor Heritage has aggressively focused on internal growth at its existing district locations. Heritage believes that, by concentrating its operations in areas experiencing higher-than-average population growth, it is well positioned to achieve internal growth by adding new customers. Heritage also believes that its decentralized structure, in which operational decisions are made at the district and regional level, together with a bonus system that allocates a significant portion of a district's EBITDA in relation to budgeted objectives to district employees, has fostered an entrepreneurial environment that has allowed Heritage to achieve its high rates of internal growth. Heritage believes that Predecessor Heritage's rate of internal growth has exceeded the average internal growth rate in the industry.

         Low Cost, Decentralized Operations. Heritage focuses on controlling costs at the corporate and district levels. While Predecessor Heritage has realized certain economies of scale as a result of its acquisitions, it attributes its low operating costs primarily to its decentralized structure, which Heritage plans to continue. By delegating all customer billing and collection activities to the district level, Predecessor Heritage has been able to operate without a large corporate staff. Of Heritage's 1,889 full-time employees as of August 31, 2000, only 66, or approximately 4 percent, were general and administrative. In addition Heritage's district level incentive compensation program encourages district employees at all levels to control costs and expand revenues.

INDUSTRY BACKGROUND AND COMPETITION

         Propane, a by-product of natural gas processing and petroleum refining, is a clean-burning energy source recognized for its transportability and ease of use relative to alternative forms of stand-alone energy sources. Retail propane use falls into three broad categories: (i) residential applications, (ii) industrial, commercial, and agricultural applications, and (iii) other retail applications, including motor fuel sales. Residential customers use propane primarily for space and water heating. Industrial customers use propane primarily as fuel for forklifts and stationary engines, to fire furnaces, as a cutting gas, in mining operations and in other process applications. Commercial customers, such as restaurants, motels, laundries and commercial buildings, use propane in a variety of applications, including cooking, heating and drying. In the agricultural market, propane is primarily used for tobacco curing, crop drying, poultry brooding and weed control. Other retail uses include motor fuel for cars and trucks, outdoor cooking and other recreational uses, propane resales and sales to state and local governments. In its wholesale operations, Heritage sells propane principally to large industrial end-users and other propane distributors.

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

         Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Heritage competes for customers against suppliers of electricity, natural gas and fuel oil. Competition from alternative energy sources has been increasing as a result of reduced regulation of many utilities including natural gas and electricity. Except for certain industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because natural gas is a significantly less expensive source of energy than propane. The gradual expansion of the nation's natural gas distribution systems has resulted in the availability of natural gas in many areas that previously depended upon propane. Although the extension of natural gas pipelines tends to displace propane distribution in areas affected, Heritage believes that new opportunities for propane sales arise as more geographically remote neighborhoods are developed. Although propane is similar to fuel oil in certain applications and market demand, propane and fuel oil compete to a lesser extent primarily because of the cost of converting from one to another. Based upon information provided by the Energy Information Agency, propane accounts for approximately three to four percent of household energy consumption in the United States.

         In addition to competing with alternative energy sources, Heritage competes with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry publications, Heritage believes that the domestic retail market for propane is approximately 8.6 billion gallons annually and that the 10 largest retailers, including Heritage, account for approximately 37 percent of the total retail sales of propane in the United States. Most of Heritage's retail distribution branches compete with five or more marketers or distributors. Each retail distribution outlet operates in its own competitive environment because retail marketers tend to locate in close proximity to customers. The typical retail distribution outlet generally has an effective marketing radius of approximately 50 miles although in certain rural areas the marketing radius may be extended by a satellite location.

         The ability to compete effectively further depends on the reliability of service, responsiveness to customers and the ability to maintain competitive prices. Heritage believes that its safety programs, policies and procedures are more comprehensive than many of its smaller, independent competitors and give it a competitive advantage over such retailers. Heritage also believes that its service capabilities and customer responsiveness differentiate it from many of these smaller competitors. Heritage's employees are on call 24-hours-a-day, 7-days-a-week for emergency repairs and deliveries.

         The wholesale propane business is highly competitive. For the period ended August 9, 2000, Predecessor Heritage's domestic wholesale operations (excluding M-P Energy Partnership) accounted for only 4.0 percent of total volumes and less than 1 percent of its gross profit. Heritage does not emphasize wholesale operations, but it believes that limited wholesale activities enhance its ability to supply its retail operations.

PRODUCTS, SERVICES AND MARKETING

         Heritage distributes propane through a nationwide retail distribution network consisting of over 225 customer service locations in 28 states. Heritage's operations are concentrated in large part in the western, upper midwestern and southeastern regions of the United States. Heritage serves almost 485,000 active customers. Historically, approximately two-thirds of Predecessor Heritage's retail propane volumes and in excess of 80 percent of its EBITDA were attributable to sales during the six-month peak heating season from October through March, as many customers use propane for heating purposes. Consequently, sales and operating profits were normally concentrated in Predecessor Heritage's first and second fiscal quarters. Cash flows from operations however, were generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the six-month peak season. Historically, approximately half of Peoples Gas's propane volumes have been attributable to sales during the five-month peak season from November through March, as Florida realizes temporary growth from numerous seasonal residents. Consequently, sales and operating profits were normally concentrated in the Peoples Gas' first and fourth calendar quarters. Cash flows from operations for Peoples Gas, however, were generally greatest during the first and second calendar quarters when customers pay for propane purchased during the five-month peak season. To the extent necessary, Heritage will reserve cash from peak periods for distribution to Unitholders during the warmer seasons.

         Typically, district locations are found in suburban and rural areas where natural gas is not readily available. Generally, such locations consist of a one to two acre parcel of land, an office, a small warehouse and service facility, a dispenser and one or more 18,000 to 30,000 gallon storage tanks. Propane is generally transported from refineries, pipeline terminals, leased storage facilities and coastal terminals by rail or truck transports to Heritage's district locations where it is unloaded into storage tanks. In order to make a retail delivery of propane to a customer, a bobtail truck is loaded with propane from the storage tank. Propane is then pumped from the bobtail truck, which generally holds 2,500 to 3,000 gallons of propane, into a stationary storage tank on the customer's premises. The capacity of these customer tanks ranges from approximately 100 gallons to 1,200 gallons, with a typical tank having a capacity of 100 to 300 gallons in milder climates and from 500 to 1,000 gallons in colder climates. Heritage also delivers propane to retail customers in portable cylinders, which typically have a capacity of 5 to 35 gallons. When these cylinders are delivered to customers, empty cylinders are picked up for refilling at Heritage's distribution locations or are refilled in place. Heritage also delivers propane to certain other bulk end users of propane in tractor-trailers known as transports, which typically have an average capacity of approximately 10,500 gallons. End users receiving transport deliveries include industrial customers, large-scale heating accounts, mining operations, and large agricultural accounts.

         Heritage encourages its customers to implement a regular delivery schedule by, in some cases, charging extra for non-scheduled deliveries. Many of Heritage's residential customers receive their propane supply pursuant to an automatic delivery system which eliminates the customer's need to make an affirmative purchase decision and allows for more efficient route scheduling and maximization of volumes delivered. From its district locations, Heritage also sells, installs and services equipment related to its propane distribution business, including heating and cooking appliances.

         Propane use falls into three broad categories: (i) residential applications, (ii) industrial, commercial and agricultural applications and
(iii) other retail applications, including motor fuel sales. Approximately 22 percent of the gallons sold by Peoples Gas in calendar 2000 were to retail customers and 78 percent to commercial customers. Approximately 96 percent of the domestic gallons sold by Predecessor Heritage in the period ended August 9, 2000 were to retail customers and approximately 4 percent were to wholesale customers. Of the retail gallons sold by Predecessor Heritage in the period ended August 9, 2000, 59 percent were to residential customers, 32 percent were to industrial, commercial and agricultural customers, and 9 percent were to other retail users. Sales to residential customers in the period ended August 9, 2000 for Predecessor Heritage accounted for 56 percent of total domestic gallons sold inclusive of domestic wholesale but 71 percent of Predecessor Heritage's gross profit from propane sales. Residential sales have a greater profit margin and a more stable customer base than other markets served by

Heritage. Industrial, commercial and agricultural sales accounted for 21 percent of Predecessor Heritage's gross profit from propane sales for the period ended August 9, 2000, with all other retail users accounting for 7 percent. Additional volumes sold to wholesale customers contributed the remaining 1 percent of gross profit from propane sales. No single customer accounts for 10 percent or more of revenues.

         The propane business is very seasonal with weather conditions significantly affecting demand for propane. Heritage believes that the geographic diversity of its operations helps to minimize its nationwide exposure to regional weather. Although overall demand for propane is affected by climate, changes in price and other factors, Heritage believes its residential and commercial business to be relatively stable due to the following characteristics: (i) residential and commercial demand for propane has been relatively unaffected by general economic conditions due to the largely non-discretionary nature of most propane purchases, (ii) loss of customers to competing energy sources has been low, (iii) the tendency of Heritage 's customers to remain with Heritage due to the product being delivered pursuant to a regular delivery schedule and to Heritage's ownership of over 87 percent of the storage tanks utilized by its customers, and (iv) the historic ability of Heritage to more than offset customer losses through internal growth of its customer base in existing markets. Since home heating usage is the most sensitive to temperature, residential customers account for the greatest usage variation due to weather. Variations in the weather in one or more regions in which Heritage operates can significantly affect the total volumes of propane sold by Heritage and the margins realized thereon and, consequently, Heritage's results of operations. Heritage believes that sales to the commercial and industrial markets, while affected by economic patterns, are not as sensitive to variations in weather conditions as sales to residential and agricultural markets.

PROPANE SUPPLY AND STORAGE

         Heritage's propane supply is purchased from over 50 oil companies and natural gas processors at numerous supply points located in the United States and Canada. Heritage typically enters into one-year supply agreements subject to annual renewal. The percentage of contract purchases may vary from year to year as determined by Heritage. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major delivery points. Most of these agreements provide maximum and minimum seasonal purchase guidelines. Heritage receives its supply of propane predominately through railroad tank cars and common carrier transport.

         Supplies of propane from Peoples Gas' sources historically have been readily available. During the eight months ended August 31, 2000, Dynegy Liquids Marketing and Trade ("Dynegy") provided approximately 35 percent of Heritage's total propane supply.

         Supplies of propane from Predecessor Heritage's sources historically have been readily available. In the period ended August 9, 2000, Dynegy provided approximately 15 percent of Predecessor Heritage's total domestic propane supply. Heritage believes that, if supplies from Dynegy were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations. Aside from Dynegy, no single supplier provided more than 10 percent of Heritage's or Predecessor Heritage's total domestic propane supply. Although no assurances can be given that supplies of propane will be readily available in the future, Heritage expects a sufficient supply to continue to be available. However, increased demand for propane in periods of severe cold weather, or otherwise, could cause future propane supply interruptions or significant volatility in the price of propane.

         During the period ended August 9, 2000, Predecessor Heritage purchased approximately 77 percent of its propane supplies from domestic suppliers with the remainder being procured through M-P Oils, Ltd., a wholly owned subsidiary of Heritage. M-P Oils, Ltd. holds a 60 percent interest in a Canadian partnership, M-P Energy Partnership, which buys and sells propane for its own account as well as supplies Heritage's volume requirements in the northern states. Those volumes are included in the sources of propane set forth in the immediately preceding paragraph.

         The market price of propane is subject to volatile changes as a result of supply or other market conditions over which Heritage will have no control. Since rapid increases in the wholesale cost of propane may not be immediately passed on to customers, such increases could reduce Heritage's gross profits. Predecessor Heritage has generally been successful in maintaining retail gross margins on an annual basis despite changes in the wholesale cost of propane. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--

General." However, there may be times when Heritage will be unable to pass on fully such price increases to its customers. Consequently, Heritage's profitability will be sensitive to changes in wholesale propane prices.

         Heritage leases space in storage facilities in Michigan, Mississippi, North Carolina and Arizona and smaller storage facilities in other locations and has rights to use storage facilities in additional locations when it "pre-buys" product from these sources. Heritage believes that it has adequate third party storage to take advantage of supply purchasing advantages as they may occur from time to time. Access to storage facilities allows Heritage to buy and store large quantities of propane during periods of low demand, which generally occur during the summer months, thereby helping to ensure a more secure supply of propane during periods of intense demand or price instability.

PRICING POLICY

         Pricing policy is an essential element in the marketing of propane. Heritage relies on regional management to set prices based on prevailing market conditions and product cost, as well as local management input. All regional managers are advised regularly of any changes in the posted price of the district's propane suppliers. In most situations, Heritage believes that its pricing methods will permit Heritage to respond to changes in supply costs in a manner that protects Heritage's gross margins and customer base, to the extent possible. In some cases, however, Heritage's ability to respond quickly to cost increases could occasionally cause its retail prices to rise more rapidly than those of its competitors, possibly resulting in a loss of customers.


BILLING AND COLLECTION PROCEDURES

         Customer billing and account collection responsibilities are retained at the district level. Heritage believes that this decentralized approach is beneficial for several reasons: (i) the customer is billed on a timely basis;
(ii) the customer is more apt to pay a "local" business; (iii) cash payments are received faster, and; (iv) district personnel have a current account status available to them at all times to answer customer inquiries.

GOVERNMENT REGULATION

         Heritage is subject to various federal, state and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes. These laws include without limitation, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right-to-Know Act, the Clean Water Act, and comparable state statutes. CERCLA, also known as the "Superfund" law, imposes joint and several liability in most instances, without regard to fault or the legality of the original conduct on certain classes of persons that are considered to have contributed to the release or threatened release of a "hazardous substance" into the environment. Propane is not a hazardous substance within the meaning of CERCLA. However, certain automotive waste products generated by Heritage's truck fleet, as well as "hazardous substances" or "hazardous waste" disposed of during past operations by third parties on Heritage's properties, could subject Heritage to liability under CERCLA. Such laws and regulations could result in civil or criminal penalties in cases of non-compliance and impose liability for remediation costs. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances or waste.

         In connection with all acquisitions of retail propane businesses that involve the acquisition of any interest in real estate, Heritage conducts an environmental review in an attempt to determine whether any substance other than propane has been sold from, or stored on, any such real estate prior to its purchase. Such review includes questioning the seller, obtaining representations and warranties concerning the seller's compliance with environmental laws and conducting inspections of the properties. Where warranted, independent environmental consulting firms are hired to look for evidence of hazardous substances or the existence of underground storage tanks.

         Petroleum-based contamination or environmental wastes are known to be located on or adjacent to six sites, which Heritage presently or formerly operates. These sites were evaluated at the time of their acquisition. In all cases, remediation operations have been or will be undertaken by others, and in all six cases, Heritage obtained indemnification for expenses associated with any remediation from the former owners or related entities. Based on information currently available to Heritage, such projects are not expected to have a material adverse effect on Heritage's financial condition or results of operation.

         National Fire Protection Association Pamphlets No. 54 and No. 58, which establish rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the industry standard in all of the states in which Heritage operates. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. With respect to the transportation of propane by truck, Heritage is subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation. Heritage conducts ongoing training programs to help ensure that its operations are in compliance with applicable regulations. Heritage maintains various permits that are necessary to operate some of its facilities, some of which may be material to its operations. Heritage believes that the procedures currently in effect at all of its facilities for the handling, storage and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable laws and regulations.

         Heritage has implemented environmental programs and policies designed to avoid potential liability and cost under applicable environmental laws. It is possible, however, that Heritage will have increased costs due to stricter pollution control requirements or liabilities resulting from non-compliance with operating or other regulatory permits. It is not anticipated that Heritage's compliance with or liabilities under environmental, health and safety laws and regulations, including CERCLA, will have a material adverse effect on Heritage. To the extent that there are any environmental liabilities unknown to Heritage or environmental, health or safety laws or regulations are made more stringent, there can be no assurance that Heritage's results of operations will not be materially and adversely affected.

EMPLOYEES

         As of August 31, 2000, Heritage had 1,889 full time employees, of whom 66 were general and administrative and 1,823 were operational employees. None of Heritage's employees are represented by a labor union. Heritage believes that its relations with its employees are satisfactory. Predecessor Heritage has hired as many as 100 seasonal workers to meet peak winter demands.


ITEM 2. PROPERTIES

         Heritage operates bulk storage facilities at over 250 customer service locations, of which approximately 80 percent are owned or under long-term lease and the balance are subject to renewal in the ordinary course of business during the next ten years. Heritage believes that the increasing difficulty associated with obtaining permits for new propane distribution locations makes its high level of site ownership and control a competitive advantage. Heritage owns approximately thirty million gallons of above ground storage capacity at its various plant sites. In addition, Heritage has leased approximately 30.8 million gallons of underground storage facilities in four states (5.0 million gallons of storage in Alto, Michigan, 12.8 million gallons in Hattiesburg, Mississippi, 9.0 million gallons in Tirzah, North Carolina and 4.0 million gallons in Bumstead, Arizona). Heritage does not own or operate any underground storage facilities (excluding customer and local distribution tanks) or pipeline transportation assets (excluding local delivery systems).

         Heritage also owns 50 percent of Bi-State Propane, a California general partnership that conducts business in South Lake Tahoe, Truckee, Mammoth Lakes and other locations in California and in Reno and other Nevada locations. The Bi-State Propane locations are included in Heritage's site counts and all site, customer and other property descriptions contained herein include all Bi-State Propane information on a gross basis.

         The transportation of propane requires specialized equipment. The trucks and railroad tank cars utilized for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of August 31, 2000, Heritage had 36 transport truck tractors, 34 transport trailers and 7 railroad tank cars, all of which are owned by Heritage. In addition, Heritage utilizes approximately 880 bobtails and 1,300 other delivery and service vehicles, all of which are owned by Heritage. As of August 31, 2000, Heritage owned approximately 340,000 customer storage tanks with typical capacities of 120 to 1,000 gallons. These customer storage tanks are collateral to secure the obligations of Heritage under its borrowings from its banks and noteholders.

         Heritage believes that it has satisfactory title to or valid rights to use all of its material properties. Although some of such properties are subject to liabilities and leases, liens for taxes not yet due and payable, encumbrances securing payment obligations under non-competition agreements entered in connection with acquisitions and immaterial encumbrances, easements and restrictions, Heritage does not believe that any such burdens will materially interfere with the continued use of such properties by Heritage in its business, taken as a whole. In addition, Heritage believes that it has, or is in the process of obtaining, all required material approvals, authorizations, orders, licenses, permits, franchises and consents of, and has obtained or made all required material registrations, qualifications and filings with, the various state and local government and regulatory authorities which relate to ownership of Heritage's properties or the operations of its business.

         Heritage utilizes a variety of trademarks and tradenames that it owns, including "Heritage Propane." Heritage believes that its strategy of retaining the names of the acquired companies has maintained the local identification of such companies and has been important to the continued success of these businesses. Heritage's most significant trade names are AGL Propane, Balgas, Bi-State Propane, Blue Flame Gas of Charleston, Blue Flame Gas of Mt. Pleasant, Blue Flame Gas of Vermont, Carolane Propane Gas, Gas Service Company, Holton's
L. P. Gas, Ikard & Newsom, Northern Energy, Pardee Gas, Sawyer Gas, Keen Propane, Gibson Propane, Peoples Gas Company, Piedmont Propane Company, Rural Bottled Gas and Appliance, ServiGas and United Cities Propane Gas. Heritage regards its trademarks, tradenames and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products.


ITEM 3. LEGAL PROCEEDINGS.

         Heritage is threatened with or is named as a defendant in various personal injury, property damage and product liability suits. In general, these lawsuits have arisen in the ordinary course of Heritage's business since the formation of Heritage and involve claims for actual damages arising from the alleged negligence of Heritage or as a result of product defects or similar matters. Of the pending or threatened matters, the suits currently involve property damage and serious personal injuries. Although any litigation is inherently uncertain, based on past experience, the information currently available to it and the availability of insurance coverage, Heritage does not believe that these pending or threatened litigation matters will have a material adverse effect on its results of operations or its financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the security holders of Heritage Propane Partners, L.P. during the fiscal year ended August 31, 2000.

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


                                                             Price Range                         Cash
                                                     High                  Low              Distribution(1)
                                                     -----                 ----             ----------------
2000 FISCAL YEAR
First Quarter Ended November 30, 1999               $23.000               $18.688               $0.5625
Second Quarter Ended February 29, 2000              $19.500               $16.750               $0.5625
Third Quarter Ended May 31, 2000                    $19.125               $16.500               $0.5625
Fourth Quarter Ended August 31, 2000                $21.250               $18.563               $0.5750

1999 FISCAL YEAR
First Quarter Ended November 30, 1998               $23.750               $20.813               $0.5000
Second Quarter Ended February 28, 1999              $24.000               $20.875               $0.5125
Third Quarter Ended May 31, 1999                    $23.375               $21.500               $0.5625
Fourth Quarter Ended August 31, 1999                $23.375               $21.875               $0.5625

(1) Distributions are shown in the quarter with respect to which they were declared. For each of the indicated quarters for which distributions have been made, an identical per unit cash distribution was paid on the Subordinated Units.

         As of November 6, 2000 there were approximately 281 holders of record of Heritage's Common Units, including Common Units held in street name, representing approximately seven thousand individual common unitholders. Heritage also has 1,851,471 Subordinated Units, all of which are held by the General Partner and 1,382,514 Class B Subordinated Units, all of which are held by former Heritage Holdings, Inc. shareholders for which there is no established public trading market. Heritage will distribute to its partners on a quarterly basis, all of its Available Cash in the manner described herein. Available Cash generally means, with respect to any quarter of Heritage, all cash on hand at the end of such quarter less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the General Partner to (i) provide for the proper conduct of the Heritage's business, (ii) comply with applicable law or any Heritage debt instrument or other agreement, or (iii) provide funds for distributions to Unitholders and the General Partner in respect of any one or more of the next four quarters. Available Cash is more fully defined in the Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P. previously filed as an exhibit. Distributions of Available Cash to the holders of the Subordinated Units and the Class B Subordinated Units are subject to the prior rights of the holders of the Common Units to receive the Minimum Quarterly Distributions of $.50 per unit for each quarter during the subordination period, and to receive any arrearages in the distribution of Minimum Quarterly Distributions on the Common Units for prior quarters during the subordination period. The subordination period will not end earlier than June 1, 2001 ("Subordination Period"). Restrictions on Heritage's distributions required by Item 5 is incorporated herein by reference to Note 7 of Heritage's Consolidated Financial Statements which begin on page F-1 of this Report, and to Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Indebtedness.


CHANGES IN SECURITIES AND RECENT SALES OF UNREGISTERED SECURITIES

         On August 10, 2000, 372,392 Common Units of Heritage Propane Partners, L.P. were issued to U.S. Propane, L.P. in partial consideration for its ownership interest in four separate limited liability companies holding the propane operations of AGL Propane, L.L.C., Peoples Gas Company, L.L.C., United Cities Propane Gas, L.L.C. and Retail Propane Company, L.L.C. (former Piedmont operations). These Units were not registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Act"), by virtue of an exemption under Section 4(2) thereof. These Units carry a restrictive legend with regard to transfer of the Units.

         Also, on August 10, 2000, 1,161,814 Common Units and 1,382,514 Class B Subordinated Units of Heritage Propane Partners, L.P. were sold to the former shareholders of Heritage Holdings, Inc. for $50.2 million. None of these Units were registered with the Securities and Exchange Commission under the Act, by virtue of an exemption under Section 4(2) thereof. These Units carry a restrictive legend with regard to transfer of the Units. The Class B Subordinated Units are convertible to Common Units on a one-for-one basis only upon approval by the requisite vote or consent of unit holders required under the Partnership Agreement and New York Stock Exchange rules or staff interpretations for listing of the Common Units issued upon conversion.

         On August 10, 2000, as a result of the acquisition of the General Partner by U.S. Propane, 71,300 Common Units of Heritage Propane Partners, L.P. were issued to participants in Heritage's Restricted Unit Plan. Subsequent to August 31, 2000, 750 Common Units of Heritage Propane Partners, L.P. were issued to participants in Heritage's Restricted Unit Plan in accordance with the vesting rights of the Restricted Unit Plan. None of the Common Units were registered with the Securities and Exchange Commission under the Act, by virtue of an exemption under Section 4(2). These Units carry a restricted legend with regard to their transfer.

         On March 3, 2000 and March 17, 2000, Predecessor Heritage issued 19,899 and 38,419 Common Units of Heritage Propane Partners, L.P., respectively, to Heritage Holdings, Inc., the General Partner, in connection with the assumption of certain liabilities by the General Partner from Heritage's acquisition of certain assets of two propane companies. The General Partner's Units were not registered with the Securities and Exchange Commission under the Act, by virtue of an exemption under Section 4(2) thereof. These Units carry a restrictive legend with regard to transfer of the Units.

         During fiscal 2000, Predecessor Heritage issued 76,152 Common Units of Heritage Propane Partners, L.P. in exchange for certain assets in connection with the acquisitions of certain propane businesses, for a total value of $1.7 million. The Units issued in connection with the acquisitions were issued utilizing Heritage's Registration Statement No. 333-40407 on Form S-4.

         On October 28, 1999, Predecessor Heritage sold 1,200,000 Common Units in an underwritten public offering at a public offering price of $22.00 per Common Unit. The net proceeds of approximately $24 million were used to repay a portion of the outstanding indebtedness under the acquisition facility that was incurred to acquire propane businesses.


ITEM 6. SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

         The following table sets forth, for the periods and as of the dates indicated, selected historical financial and operating data for Heritage Propane Partners, L.P. (formerly Peoples Gas and surviving legal entity in the series of transactions with U.S. Propane). The selected historical financial and operating data should be read in conjunction with the financial statements of Heritage Propane Partners, L.P. (formerly Peoples Gas Company) included elsewhere in this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere in this Report. The amounts in the table below, except per unit data, are in thousands.



                                                                                                     Eight Months
                                                         Years ended December 31,                   Ended August 31,
                                          ----------------------------------------------------     -----------------
                                           1995        1996       1997        1998       1999       1999        2000
                                        (Unaudited)(Unaudited)                                   (Unaudited)
Statements of Operating Data:
Revenues                                $ 32,194   $ 37,508    $ 32,874   $ 30,187    $ 34,045   $ 21,766   $ 63,072
Gross profit (a)                          14,434     16,139      15,811     17,904      19,196     13,299     33,110
Depreciation and amortization              2,251      2,234       2,514      2,855       3,088      2,037      4,686
Operating income (loss)                    3,028      4,611       1,370      3,961       2,885      2,666       (714)
Interest expense                              --         --          --         --          --         --     (2,409)
Income (loss) before income taxes and
minority interest                          2,421      3,962         980      3,483       2,895      2,677     (3,547)
Provision for income taxes                   776      1,323         378      1,412       1,127      1,035        379
Net income (loss)                          1,645      2,639         602      2,071       1,768      1,642     (3,846)
Net Income (loss) per Unit (b)               .95       1.52         .35       1.19        1.02        .92       (.37)
Cash dividends per Unit                       --         --          --       1.13        1.30       1.30         --


                                                           As of December 31,                      As of August 31,
                                         ----------------------------------------------------     -----------------
                                           1995       1996        1997       1998        1999       1999       2000
                                       (Unaudited) (Unaudited)(Unaudited)                       (Unaudited)
Balance Sheet Data (end of period):
Current assets                         $   4,645  $   6,829   $   5,278  $   4,310   $   6,643  $   4,326  $  81,420
Total assets                              28,579     33,455      33,982     37,206      43,724     39,481    615,779
Current liabilities                        2,139     12,619       8,204     13,671      19,636     15,716    107,033
Long-term debt                                --         --          --         --          --         --    361,990
Partner's capital-General Partner (b)         31         37          39         39          37         41      1,409
Partners'  capital-Limited Partner (b)    12,244     14,857      15,457     15,557      15,070     16,670    146,756
(d)


                                                                                                     Eight Months
                                                        Years ended December 31,                   Ended August 31,
                                         ----------------------------------------------------     -----------------
                                           1995       1996        1997       1998        1999       1999       2000
Operating Data (Unaudited):
EBITDA (c)                             $   5,279  $   6,845   $   3,884  $   6,816   $   5,973  $   4,703  $   4,507
Capital expenditures (e)
   Maintenance and growth                  2,437      3,560       4,239      2,877       4,791      2,537      3,708
   Acquisition                                --         --          --      1,719       1,015      1,015    123,300
Retail propane gallons sold               24,659     26,654      29,077     30,921      33,608     22,118     38,268


(a) Gross profit is computed by reducing total revenues by the direct cost of the products sold.

(b) Net income (loss) per unit is computed by dividing the net income by the weighted average number of units outstanding. Although equity accounts of Peoples Gas survive the merger, Predecessor Heritage's partnership structure and partnership units survive. Accordingly, the equity accounts of Peoples Gas have been restated based on general partner interest and Common Units received by Peoples Gas in the merger.

(c) EBITDA is defined as operating income plus non-cash compensation, depreciation and amortization (including the EBITDA of investees). EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating Heritage's ability to make the Minimum Quarterly Distribution.

(d) Partners' Capital is anticipated to decrease to the extent depreciation and amortization exceeds maintenance capital expenditure requirements.

(e) Capital expenditures fall generally into three categories: (i) maintenance capital expenditures which include expenditures for repairs that extend the life of the assets and replacement of property, plant and equipment, (ii) growth capital expenditures, which include expenditures for purchase of new propane tanks and other equipment to facilitate retail customer base expansion, and (iii) acquisition expenditures which include expenditures related to the acquisition of retail propane operations and the portion of the purchase price allocated to intangibles associated with such acquired businesses.

         The following table sets forth, for the periods and as of the dates indicated, selected historical financial and operating data for Predecessor Heritage. The selected historical financial and operating data of Predecessor Heritage should be read in conjunction with the financial statements of Predecessor Heritage included elsewhere in this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere in this Report. The amounts in the table below, except per Unit data, are in thousands.


                                                      Ten         Two
                                                     Months      Months              Years Ended               Period
                                        Year Ended   Ended        Ended               August 31,               Ended
                                        August 31,  June 30,    August 31, --------------------------------   August 9,
                                         1995 (e)    1996 (e)      1996       1997       1998       1999        2000
                                       ----------- ----------- ----------- ---------- ---------- ---------- -----------
Statements of Operating Data:
Revenues                             $ 131,508    $ 144,623   $  18,477   $ 199,785  $ 185,987  $ 184,020  $ 242,491
Gross Profit(a)                         55,841       55,634       6,314      73,838     89,103     96,753    101,746
Depreciation and amortization            8,896        7,581       1,733      11,124     13,680     14,749     17,143
Operating income (loss)                 12,675       15,755      (1,956)     16,919     22,929     24,567     23,475
Interest expense                        12,201       10,833       1,962      12,063     14,599     15,915     17,664
Income (loss) before income taxes
and minority interest                      759        6,084      (4,087)      5,625      9,266     10,116      6,936
Provision for income taxes                 666        2,735          --          --         --         --         --
Net income (loss)                         (211)       2,921      (8,423)      5,177      8,790      9,662      6,504
Basic and Diluted Net Income (loss)
per Unit(b)                                 --           --       (1.06)       0.64       1.04       1.11        .66


                                                             August 31,
                                     -----------------------------------------------------------
                                        1995(e)      1996        1997        1998       1999
                                     -----------------------------------------------------------
Balance Sheet Data (end of period):
Current Assets                       $  21,293    $  24,014   $  27,951   $  26,185  $  29,267
Total Assets                           163,423      187,850     203,799     239,964    262,958
Current Liabilities                     35,825       24,728      34,426      35,444     47,680
Long-term debt                         103,412      132,521     148,453     177,431    196,216
Redeemable preferred stock              12,337           --          --          --         --
Stockholders' deficit                   (6,975)          --          --          --         --
Partner's capital-General Partner           --          307         208         273        176
Partners' capital-Limited  Partner(g)       --       30,294      20,712      26,816     18,886





                                                                                                  Period
                                                        Years ended December 31,                  Ended
                                     ----------------------------------------------------------- August 9,
                                        1995 (e)    1996 (f)      1997       1998        1999       2000
                                     ----------------------------------------------------------- --------
Operating Data (unaudited):
EBITDA(c)                            $  21,672    $  24,365   $  28,718  $  37,792   $  41,047   $ 42,373
Capital Expenditures(d)
   Maintenance and growth                8,634        7,244       7,170      9,359      14,974     12,931
   Acquisition                          27,879       16,665      14,549     23,276      17,931     46,801
Retail propane gallons sold             98,318      118,200     125,605    146,747     159,938    170,891

(a) Gross profit is computed by reducing total revenues by the direct cost of the products sold.

(b) Net income (loss) per Unit is computed by dividing the limited partners' interest in net income (loss) by the limited partners' weighted average number of units outstanding.

(c) EBITDA is defined as operating income plus non-cash compensation, depreciation and amortization (including the EBITDA of investees). EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating Heritage's ability to make the Minimum Quarterly Distribution. EBITDA for the year ended August 31, 1998 was restated to account for non-cash compensation. The minority interest of MP Energy Partnership, a majority owned partnership, is deducted from the EBITDA calculation.

(d) Capital expenditures fall generally into three categories: (i) maintenance capital expenditures of approximately $5.1 million for the period ended August 9, 2000 and $4.6 million, $3.6 million and $2.3 million in fiscal 1999, 1998 and 1997, respectively, which include expenditures for repairs that extend the life of the assets and replacement of property, plant and equipment, (ii) growth capital expenditures, which include expenditures for purchases of new propane tanks and other equipment to facilitate retail customer base expansion, and (iii) acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and the portion of the purchase price allocated to intangibles associated with such acquired businesses.

(e) Information for Heritage Propane Partners, L.P.'s predecessor, Heritage Holdings, Inc.

(f) Reflects unaudited pro forma information for Predecessor Heritage as if Heritage Propane Partners, L.P. formation had occurred as of the beginning of the period presented.

(g) Partners' Capital is anticipated to decrease to the extent depreciation and amortization exceeds maintenance capital expenditure requirements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

         CERTAIN MATTERS DISCUSSED IN THIS REPORT, EXCLUDING HISTORICAL INFORMATION, AS WELL AS SOME STATEMENTS BY HERITAGE IN PERIODIC PRESS RELEASES, INCLUDE CERTAIN "FORWARD-LOOKING" STATEMENTS. ALTHOUGH HERITAGE BELIEVES SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS AND CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS, NO ASSURANCE CAN BE GIVEN THAT EVERY OBJECTIVE WILL BE REACHED. SUCH STATEMENTS ARE MADE IN RELIANCE ON THE "SAFE HARBOR" PROTECTIONS PROVIDED UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         AS REQUIRED BY THAT LAW, HERITAGE HEREBY IDENTIFIES THE FOLLOWING IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY RESULTS PROJECTED, FORECASTED OR ESTIMATED BY HERITAGE IN FORWARD-LOOKING STATEMENTS.

THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS:

         o CHANGES IN GENERAL ECONOMIC CONDITIONS IN THE UNITED STATES AS WELL AS CHANGES IN GENERAL ECONOMIC CONDITIONS AND CURRENCIES IN FOREIGN COUNTRIES;

         o WEATHER CONDITIONS THAT VARY SIGNIFICANTLY FROM HISTORICALLY NORMAL CONDITIONS;

         o THE GENERAL LEVEL OF PETROLEUM PRODUCT DEMAND, AND THE AVAILABILITY OF PROPANE SUPPLIES;

         o ENERGY PRICES GENERALLY AND SPECIFICALLY, THE PRICE OF PROPANE TO THE CONSUMER COMPARED TO THE PRICE OF ALTERNATIVE AND COMPETING FUELS;

         o        COMPETITION FROM OTHER PROPANE DISTRIBUTORS AND ALTERNATE
                  FUELS;

         o        THE AVAILABILITY AND COST OF CAPITAL;

         o CHANGES IN LAWS AND REGULATIONS TO WHICH HERITAGE IS SUBJECT, INCLUDING TAX, ENVIRONMENTAL AND EMPLOYMENT REGULATIONS;

         o THE COSTS AND EFFECTS OF LEGAL AND ADMINISTRATIVE PROCEEDINGS AGAINST HERITAGE OR WHICH MAY BE BROUGHT AGAINST HERITAGE;

         o THE ABILITY OF HERITAGE TO SUSTAIN ITS HISTORICAL LEVELS OF INTERNAL GROWTH; AND

         o THE ABILITY OF HERITAGE TO CONTINUE TO LOCATE AND ACQUIRE OTHER PROPANE COMPANIES AT PURCHASE PRICES THAT ARE ACCRETIVE TO ITS FINANCIAL RESULTS.


WEATHER AND SEASONALITY

         Heritage's propane distribution business is seasonal and dependent upon weather conditions in its service areas. Propane sales to residential and commercial customers are affected by winter heating season requirements, which generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Sales to industrial and agricultural customers are much less weather sensitive.

         Gross profit margins are not only affected by weather patterns but also by changes in customer mix. For example, sales to residential customers ordinarily generate higher margins than sales to other customer groups, such as commercial or agricultural customers. In addition, gross profit margins vary by geographic region. Accordingly, gross profit margins could vary significantly from year to year in a period of identical sales volumes.


HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
(FORMERLY PEOPLES GAS COMPANY AND SURVIVING LEGAL ENTITY IN THE SERIES OF TRANSACTIONS WITH U.S. PROPANE)


GENERAL

         Peoples Gas engaged in the sale, distribution and marketing of propane and other related products. Revenues are derived primarily from the retail propane marketing business. Peoples Gas believes that prior to the series of transactions with Atmos, AGL, Piedmont and Predecessor Heritage, it was among the top 25 retail propane marketers nationally and was the largest independent propane distributor in Florida. At the time of the merger, Peoples Gas was serving more than 70,000 residential, commercial and industrial customers located in the Florida peninsula.

         In August 2000, TECO Energy, Inc., Atmos Energy Corporation, Piedmont Natural Gas Company, Inc. and AGL Resources, Inc. contributed each company's propane operations, Peoples Gas Company ("Peoples Gas"), United Cities Propane Gas, Inc. ("United Cities"), Piedmont Propane Company ("Piedmont"), and AGL Propane, Inc. ("AGL"), respectively, to U.S. Propane, L.P. ("U.S. Propane") in exchange for equity interests in U.S. Propane. The merger was accounted for as an acquisition using the purchase method of accounting with Peoples Gas being the accounting acquirer.

         In August 2000, U.S. Propane acquired all of the outstanding common stock of Heritage Holdings, Inc., Heritage Propane Partner, L.P.'s General Partner, for $120 million. By virtue of Heritage Holdings, Inc.'s general partner and limited partner interests in Heritage Propane Partners, L.P., U.S. Propane gained control of Heritage Propane Partners, L.P. Simultaneously, U.S. Propane transferred its propane operations, consisting of its interest in four separate limited liability companies, AGL Propane, L.L.C., Peoples Gas Company, L.L.C., United Cities Propane Gas, L.L.C. and Retail Propane Company, L.L.C. (former Piedmont operations) to Heritage Propane Partners, L.P. for $181.4 million plus working capital. The $181.4 million was payable $139.5 million in cash, $31.8 million of assumed debt, and the issuance of 372,392 Common Units of Heritage Propane Partners, L.P. valued at $7.3 million and a 1.0101 percent limited partnership interest in Heritage Operating, L.P. valued at $2.7 million. The purchase price and the issuance price for the Common Units were approved by an independent committee of the Board of Directors of Heritage Holdings, Inc. The issuance price for the Common Units was $19.73125 per unit under a formula based on the average closing price of Heritage Propane Partners, L.P.'s Common Units on the New York Stock Exchange for the twenty (20) day period beginning ten (10) days prior to the public announcement of the transaction on June 15, 2000. The working capital adjustment is anticipated to be settled in December 2000

         The formation of U.S. Propane and the merger with Predecessor Heritage affect the comparability of the eight months ended August 31, 2000 and August 31, 1999, because the volumes and results of operations for the period from August 10, 2000 through August 31, 2000 include the volumes and results of operations of AGL, United

Cities, Piedmont and Predecessor Heritage. The increases in the line items discussed below are a result of these transactions. Amounts discussed below reflect 100 percent of the results of M-P Energy Partnership during the period from August 10, 2000 through August 31, 2000. M-P Energy Partnership is a general partnership in which Heritage owns a 60 percent interest. Because M-P Energy Partnership is primarily engaged in lower-margin wholesale distribution, its contribution to Heritage's net income is not significant and the minority interest of this partnership is excluded from the EBITDA calculation.


ANALYSIS OF HISTORICAL RESULTS OF OPERATIONS - HERITAGE PROPANE PARTNERS, L.P. (FORMERLY PEOPLES GAS)

        The following discussion of the historical financial condition and results of operations of Peoples Gas should be read in conjunction with the Selected Historical Financial and Operating Data and notes thereto, and the historical financial statements and notes thereto included elsewhere herein.


EIGHT MONTHS ENDED AUGUST 31, 2000 COMPARED TO THE EIGHT MONTHS ENDED AUGUST 31, 1999 (UNAUDITED)

         Volume. Total retail gallons sold in the eight months ended August 31, 2000 were 38.3 million, an increase of 16.2 million over the 22.1 million gallons sold in the eight months ended August 31, 1999. Heritage sold 16.3 million retail gallons in the period from August 10, 2000 through August 31, 2000, thus the increase in retail gallons is primarily attributable to the transactions referred to above.

         Revenues. Total revenues for the eight months ended August 31, 2000 were $63.1 million, an increase of $41.3 million as compared to $21.8 million in the eight months ended August 31, 1999. Revenues for Heritage for the period from August 10, 2000 through August 31, 2000 were $36.4 million, of which $11.7 million was due to trading activity conducted through Heritage Energy Resources and the remainder related to increased volumes. The increase in revenue is primarily attributable to the transactions referred to above.

         Cost of Products Sold. Total cost of products sold increased $33.0 million to $41.5 million for the eight months ended August 31, 2000. Of this increase, $11.5 million is the result of trading activity for the period from August 10, 2000 through August 31, 2000, with the remainder relating to the increased volumes described above.

         Operating Expenses. Operating expenses were $16.6 million for the eight-month period ended August 31, 2000 as compared to $8.6 million for the eight months ended August 31, 1999. The increase of $8.0 million is the result of the additional operating expense related to the merger.

         Depreciation and Amortization. Depreciation and amortization was $4.7 million in the eight months ended August 31, 2000 as compared to $2.0 million in the eight months ended August 31, 1999. The increase is attributable to the transactions referred to above.

         Operating Income (Loss). Heritage had an operating loss of $.7 million for the eight months ended August 31, 2000 as compared to operating income of $2.7 million for the eight months ended August 31, 1999. The decrease is the result of the additional operating expenses and depreciation and amortization resulting from the merger.

        Provision for Income Taxes. Provision for income taxes decreased $.6 million, to $.4 million in the eight months ended August 31, 2000 as compared to $1.0 million for the eight months ended August 31, 1999. This decrease is a result of the decrease in income before provision for income taxes in the comparable eight-month period of Peoples Gas. Prior to the transaction with Predecessor Heritage, Peoples Gas filed a consolidated federal income tax return with TECO and, based on a tax sharing agreement, included, in its statements of operations, a provision for income taxes calculated on a separate return basis.

        Net Income (Loss). For the eight-month period ended August 31, 2000, Heritage had a net loss of $3.8 million, a decrease of $5.4 million as compared to net income for the eight months ended August 31, 1999 of $1.6 million. This decrease is the result of decreased operating income described above.

FISCAL YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO FISCAL YEAR 1998

        Volume. Peoples Gas sold 33.6 million gallons in fiscal 1999, an increase of 2.7 million gallons, or 9 percent from the 30.9 million gallons sold in fiscal 1998, primarily as a result of the July 1999 acquisition of Commercial Propane, Inc. The increase in volumes was net of the effects of unseasonably warm weather.

        Revenues. Total revenues for Peoples Gas increased $3.8 million, or 12.6 percent to $34.0 million from fiscal 1998's total revenues of $30.2 million. The increase is primarily the result of increased volumes associated with the July 1999 acquisition of Commercial Propane, Inc. and the effects of higher cost of fuel.

        Cost of Products Sold. Total cost of product sold increased $2.5 million, or 20.3 percent to $14.8 million for fiscal 1999 as compared to $12.3 million for fiscal 1998. The increase is primarily the result of increased volumes associated with the July 1999 acquisition of Commercial Propane, Inc. and the effects of higher cost of propane that was passed through to customers.

        Operating Expenses. Operating expenses for fiscal 1999 increased $2.1 million, or 18.9 percent to $13.2 million as compared to $11.1 million in fiscal 1998. This increase is primarily the result of increased costs related to additional marketing efforts and costs related to the July 1999 acquisition of Commercial Propane, Inc.

        Depreciation and Amortization. Depreciation and amortization was $3.1 million for fiscal 1999, a $0.2 million increase over fiscal 1998's $2.9 million. This increase is the result of additional depreciation on maintenance and growth capital expenditures and fixed assets recorded in relation to acquisitions.

        Operating Income. Operating income decreased $1.1 million, or 27.5 percent to $2.9 million as compared to $4.0 million in fiscal 1998. The increased revenues described above were more than offset by the increases in operating expenses, depreciation and amortization, also described above, which resulted in this decrease.

        Provision for Income Taxes. Provision for income taxes decreased $0.3 million, or 21.4 percent to $1.1 million as compared to $1.4 million for 1998. This decrease is a result of the decrease in income before provision for income taxes.

        Net Income. Net income for fiscal year 1999 decreased $0.3 million, or
14.3 percent to $1.8 million as compared to fiscal 1998's net income of $2.1 million. This decrease is the result of decreased operating income being somewhat offset by lower taxes, as discussed above.


FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

         Volume. Peoples Gas sold 30.9 million gallons in fiscal 1998, an increase of 1.8 million gallons, or 6 percent from the 29.1 million gallons sold in fiscal 1997, primarily as a result of the January 1998 acquisition of Ankney Gas, Inc. and the July 1998 acquisition of Florida Gas Service Corp.

         Revenues. Total revenues for Peoples Gas decreased $2.7 million, or 8.2 percent to $30.2 million from fiscal 1997's total revenues of $32.9 million. The decrease is primarily the result of higher volumes sold being more than offset by lower costs of propane that was passed through to customers.

         Cost of Products Sold. Total cost of product sold decreased $4.8 million, or 28.1 percent to $12.3 million for fiscal 1998 as compared to $17.1 for fiscal 1997. The decrease in cost of products sold directly relates to a decrease in the cost per gallon of propane.

         Operating Expenses. Operating expenses for fiscal 1998 decreased $0.8 million, or 6.7 percent to $11.1 million as compared to $11.9 million in fiscal 1997. The decrease was attributable to synergies leading to lower operating costs realized from the January 1998 acquisition of Griffis Inc.

         Depreciation and Amortization. Depreciation and amortization was $2.9 million for fiscal 1998, a $0.4 million increase over fiscal 1997's $2.5 million. This increase was primarily the result of additional depreciation and amortization associated with the Griffis Inc. acquisition.

         Operating Income. Operating income increased $2.6 million, or 185.7 percent to $4.0 million as compared to $1.4 million in fiscal 1997. This increase was the result of the increase in gross profit and decreases in operating expenses.

         Provision for Income Taxes. Provision for income taxes increased $1.0 million, or 250.0 percent to $1.4 million as compared to $0.4 million for 1997. This increase is a result of the increase in income before provision for income taxes.

         Net income. Net income for fiscal year 1998 increased $1.5 million, or
250.0 percent to $2.1 million as compared to fiscal 1997's net income of $0.6 million. This increase is due to higher operating income for the fiscal year 1998 as compared to 1997, partially offset by increased provision for income taxes.


HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES (PREDECESSOR HERITAGE)
(THE PROPANE OPERATIONS OF HERITAGE PROPANE PARTNERS, L.P., PRIOR TO THE SERIES OF TRANSACTIONS WITH U.S. PROPANE)


GENERAL

         Predecessor Heritage engaged in the sale, distribution and marketing of propane and other related products. Predecessor Heritage derived its revenue primarily from the retail propane marketing business. The General Partner believes that Predecessor Heritage was the seventh largest retail marketer of propane in the United States, based on retail gallons sold prior to the series of transactions with U.S. Propane, serving almost 286,000 residential, industrial/commercial and agricultural customers in 27 states through over 170 retail outlets. The General Partner believes that after the U.S. Propane transactions, Heritage is the fourth largest retail marketer of propane in the United States, based on retail gallons sold, serving almost 485,000 residential, industrial/commercial and agricultural customers in 28 states through over 250 retail outlets.

         Since its formation in 1989, Predecessor Heritage grew primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth. Through August 9, 2000, Predecessor Heritage completed 70 acquisitions for an aggregate purchase price of approximately $297 million. Predecessor Heritage completed 42 of these acquisitions since its initial public offering on June 25, 1996. During the period between August 9, 2000 and August 31, 2000, Heritage completed two additional acquisitions. Annual retail propane sales volumes in gallons for Predecessor Heritage were 170.9 million for the period ended August 9, 2000 and 159.9 million and 146.7 million for the fiscal years ended August 31, 1999 and 1998, respectively.

         The retail propane business of Predecessor Heritage consisted principally of transporting propane purchased in the contract and spot markets, primarily from major oil companies, to its retail distribution outlets and then to tanks located on the customers' premises, as well as to portable propane cylinders. In the residential and commercial markets, propane is primarily used for space heating, water heating and cooking. In the agricultural market, propane is primarily used for crop drying, tobacco curing, poultry brooding and weed control. In addition, propane is used for certain industrial applications, including use as an engine fuel that burns in internal combustion engines that power vehicles and forklifts and as a heating source in manufacturing and mining processes.

         The retail propane distribution business is largely seasonal due to propane's use as a heating source in residential and commercial buildings. Historically, approximately two-thirds of Predecessor Heritage's retail propane volume and in excess of 80 percent of Predecessor Heritage's EBITDA was attributable to sales during the six-month peak heating season of October through March. Consequently, sales and operating profits were concentrated in Predecessor Heritage's first and second fiscal quarters. Cash flow from operations, however, was generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the six-month peak-heating season.

         A substantial portion of Predecessor Heritage's propane was used in the heating-sensitive residential and commercial markets causing the temperatures realized in Predecessor Heritage's areas of operations, particularly during the six-month peak heating season, to have a significant effect on their financial performance. In any given area, sustained warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use. Heritage therefore uses information on normal temperatures in understanding how temperatures that are colder or warmer than normal affect historical results of operations and in preparing forecasts of future operations, which assumes that normal weather will prevail in each of the regions in which it operates.

         The retail propane business is a "margin-based" business in which gross profits depend on the excess of sales price over propane supply costs. The market price of propane is often subject to volatile changes as a result of supply or other market conditions over which Heritage will have no control. Product supply contracts are one-year agreements subject to annual renewal and generally permit suppliers to charge posted prices (plus transportation costs) at the time of delivery or the current prices established at major delivery points. Since rapid increases in the wholesale cost of propane may not be immediately passed on to retail customers, such increases could reduce gross profits. In the past, Predecessor Heritage generally attempted to reduce price risk by purchasing propane on a short-term basis. Predecessor Heritage had on occasion purchased significant volumes of propane during periods of low demand, which generally occur during the summer months, at the then current market price, for storage both at its service centers and in major storage facilities for future resale.

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

ANALYSIS OF HISTORICAL RESULTS OF OPERATIONS - PREDECESSOR HERITAGE

         The following discussion of the historical financial condition and results of operations of Predecessor Heritage should be read in conjunction with the Selected Historical Financial and Operating Data and notes thereto, and the historical financial statements and notes thereto included elsewhere herein.

         The following discussion reflects for the periods indicated the results of operations and operating data for Predecessor Heritage. Most of the increases in the line items discussed below result from the acquisitions made by Predecessor Heritage during the periods discussed. During the period ended August 9, 2000, Predecessor Heritage completed 11 acquisitions for a total purchase price of $54.9 million. In fiscal 1999, Predecessor Heritage consummated six acquisitions for a total purchase price of $22.7 million. In fiscal 1998, Predecessor Heritage consummated seven acquisitions for a total purchase price of $37.1 million. These acquisitions affect the comparability of prior period financial matters, as the volumes are not included in the prior period's results of operations. Amounts discussed below reflect 100 percent of the results of M-P Energy Partnership, a general partnership in which Predecessor Heritage owns a 60 percent interest. Because M-P Energy Partnership is primarily engaged in lower-margin wholesale distribution, its contribution to Predecessor Heritage's net income is not significant and the minority interest of this partnership is excluded from the EBITDA calculation. As a result of the series of transactions between Predecessor Heritage and U.S Propane, the results of Predecessor Heritage are included in the results of Heritage beginning August 10, 2000.

THE PERIOD SEPTEMBER 1, 1999 TO AUGUST 9, 2000 COMPARED TO FISCAL YEAR 1999

         The following discussion compares the period September 1, 1999 to August 9, 2000, an approximate eleven-month period for Predecessor Heritage to its full fiscal year ended August 31, 1999. The pro forma amounts include the "stand alone" results of Predecessor Heritage without the effect of the series of transactions with U.S. Propane.

         Volume. Predecessor Heritage sold 170.9 million retail gallons during the period ended August 9, 2000, an increase of 11.0 million gallons or 6.9 percent from the 159.9 million gallons sold in fiscal 1999 primarily as a result of acquisitions. The increases in volumes were net of the effects of one of the warmest winters this century. The pro forma retail gallons for Predecessor Heritage sold through August 31, 2000 were approximately 180.6 million, an increase of 20.7 million gallons or 12.9 percent as compared to fiscal 1999.

         Predecessor Heritage also sold approximately 82.6 million wholesale gallons during the period ended August 9, 2000, a increase of 1.5 million gallons from fiscal 1999's 81.1 million gallons. The increase in the wholesale volumes was attributable to the net of an increase of 2.2 million gallons in the foreign operations of M-P Energy Partnership and the decline of .7 million gallons in the U.S. wholesale operations.

         Revenues. Total revenues for Predecessor Heritage increased $58.5 million or 31.8 percent to $242.5 million for the period ended August 9, 2000 as compared to $184.0 million for fiscal 1999. The current period's domestic retail propane revenues increased $41.5 million or 30.2 percent to $178.9 million as compared to fiscal 1999's results of $137.4 million due to increased volumes and higher selling prices. The U.S. wholesale revenues increased slightly in this comparison to $4.3 million as compared to $3.4 million for fiscal 1999, due to higher selling prices. Other revenues increased $1.5 million or 6.6 percent to $24.1 million as a result of acquisitions and internal growth. Foreign revenues increased $10.2 million for the period ended August 9, 2000, to $30.8 million as compared to $20.6 million for the fiscal year ended August 31, 1999, primarily as a result of higher selling prices and to a lesser degree, increased volume. Sales price per gallon during the period ended August 9, 2000 continued to remain above last year's level due to the higher cost of propane, which was passed through to customers, as compared to the same period last year. Total revenues included $4.3 million of trading activity for the period ended August 9, 2000, which Predecessor Heritage did not have last fiscal year. The pro forma results for Predecessor Heritage for the period ended August 31, 2000, would reflect total revenues of approximately $271.1 million, an $87.1 million increase or 47.3 percent as compared to fiscal 1999. This pro forma amount includes $15.9 million of trading revenues, which are new to Predecessor Heritage as of July 1, 2000.

         Cost of Sales. Total cost of sales increased $53.5 million or 61.3 percent to $140.8 million for the period ended August 9, 2000 as compared to $87.3 million for the fiscal year ended August 31, 1999. This increase is the result of a significant increase in the wholesale propane prices which began increasing during the first fiscal quarter as compared to the low wholesale costs experienced in the fiscal year ended August 31, 1999, the increase in gallons sold and $4.3 million of trading cost of sales which were not included in fiscal 1999 cost of sales. Retail fuel cost of sales increased $37.5 million or 65.1 percent to $95.1 million during the period ended August 9, 2000, compared to $57.6 million for the fiscal year ended August 31, 1999. Foreign wholesale cost of sales also reflected an increase, increasing from $19.1 million for the fiscal year ended August 31, 1999 to $29.3 million for the period ended August 9, 2000 due to the impact of the increase in the cost of propane and increased volumes in this area. U. S. wholesale cost of sales increased $.9 million as a result of the higher cost of fuel. Other cost of sales also increased $.7 million due to an increase in other revenues. The pro forma cost of sales for the period ended August 31, 2000, for Predecessor Heritage is approximately $162.8 million, of which $15.8 million represents trading cost of sales that are not included in fiscal 1999 cost of sales.

         Gross Profit. Total gross profit increased $4.9 million or 5.1 percent to $101.7 million for the period ended August 9, 2000, as compared to $96.8 million for the fiscal year ended August 31, 1999 due to the increases in volumes sold and revenues discussed above, offset by the increase in product costs. The pro forma gross profit for Predecessor Heritage for the twelve months ended August 31, 2000 is approximately $108.3 million as compared to $96.8 million for the fiscal year ended August 31, 1999, an increase of $11.5 million or 11.9 percent.

         Operating Expenses. Operating expenses increased $3.9 million or 7.6 percent to $55.1 million in the period ended August 9, 2000 as compared to $51.2 million in the fiscal year ended August 31, 1999 primarily due to acquisition related operating expenses. Pro forma operating expenses for Predecessor Heritage for the period ended August 31, 2000 were approximately $61.3 million, a 19.7 percent increase over fiscal 1999.

         Selling, General and Administrative. Selling, general and administrative expenses were $6.0 million for the period ended August 9, 2000, a decrease of $.2 million from the $6.2 million reported for the fiscal year ended August 31, 1999. Selling, general and administrative expenses for the pro forma period ended August 31, 2000 for Predecessor Heritage were approximately $6.5 million, a $.3 million increase over fiscal 1999.

         Depreciation and Amortization. Depreciation and amortization increased $2.4 million for the period ended August 9, 2000 to $17.1 million as compared to $14.7 million for the same period last year. This increase is primarily the result of additional depreciation and amortization cost on the fixed assets and intangible assets recorded in connection with acquisitions. Pro forma depreciation and amortization for the period ended August 31, 2000 was approximately $19.0 million.

         Operating Income. Operating income for the period ended August 9, 2000 decreased $1.1 million to $23.5 million as compared to $24.6 million for the fiscal year ended August 31, 1999. The pro forma operating income for Predecessor Heritage for the period ended August 31, 2000 was $21.5 million. This decrease is primarily attributable to the increased operating expenses and depreciation and amortization related to acquisitions, as well as lower volumes in existing operations as a result of unusually warm weather.

         Interest Expense. Interest expense increased $1.8 million or 11.3 percent to $17.7 million for the period ended August 9, 2000 as compared to $15.9 million for the twelve-month ended August 31, 1999. The increase was primarily due to borrowings related to acquisitions and to lesser extent, increased borrowings as a result of higher product costs. Interest expense for the pro forma twelve month period ended August 31, 2000, was approximately $19.5 million, a $3.6 million increase over fiscal 1999's interest expense.

         Net Income. Net income for the period ended August 9, 2000 was $6.5 million as compared to the net income of $9.7 million for the fiscal year ended August 31, 1999. The $3.2 million decrease is the result of the decrease in operating income described above together with an increase in interest costs. Net income for the pro forma period ended August 31, 2000 for Predecessor Heritage was approximately $3.2 million, a $6.5 million decrease from fiscal 1999.

         EBITDA. Earnings before interest, taxes, depreciation and amortization increased $1.4 million to $42.4 million for the period ended August 9, 2000, as compared to fiscal 1999's EBITDA of $41.0 million. The pro forma EBITDA for Predecessor Heritage for the twelve months ended August 31, 2000 was $42.3 million. Heritage's EBITDA includes the EBITDA of investees, but does not include the EBITDA of the minority interest of M-P Energy Partnership. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating Heritage's ability to make the Minimum Quarterly Distribution.

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

         Volume. Predecessor Heritage sold 159.9 million retail gallons in fiscal 1999, an increase of 13.2 million gallons or 9.0 percent from the 146.7 million gallons sold in fiscal 1998 primarily as a result of acquisitions. The increases in volumes were net of the effects of one of the warmest winters this century.

         Predecessor Heritage also sold approximately 81.1 million wholesale gallons during fiscal 1999, a decrease of 5.1 million gallons from fiscal 1998's
86.2 million gallons. The decrease in the wholesale volumes was attributable to a decline of 1.5 million gallons in the foreign operations of M-P Energy Partnership and the decline of 3.6 million gallons in the U.S. wholesale operations. The warm weather this past heating season was the main factor in the decline in these volumes.

         Revenues. Total revenues for Predecessor Heritage decreased $2.0 million to $184.0 million from fiscal 1998 total revenues of $186.0 million. Retail fuel revenues increased $1.1 million to $137.4 million while domestic wholesale fuel revenues decreased $1.9 million and foreign wholesale revenues decreased $4.3 million. The increase in retail fuel revenues due to increased volumes was partially offset by the effects of lower cost of fuel in fiscal year 1999. The decreases in the U.S. and foreign wholesale revenues correspond primarily to the decrease in volumes. Other revenues increased $3.2 million primarily as a result of acquisitions and to a lesser extent internal growth.

         Cost of Sales. Total cost of sales decreased $9.7 million, or 10.0 percent to $87.2 million for the fiscal year ended August 31, 1999 as compared to $96.9 million for fiscal year ended August 31, 1998. Domestic cost of sales decreased $5.0 million, or 6.8 percent to $68.1 million and foreign cost of sales decreased $4.7 million, or 19.7 percent to $19.1 million. Retail fuel cost of sales decreased $4.4 million to $57.6 million in fiscal 1999 due to the lower cost of propane realized in 1999, which offset the increase in volumes. Domestic wholesale and foreign cost of sales both decreased due to the lower cost of fuel realized in fiscal 1999 and the decrease in volumes.

         Gross Profit. Total gross profit for fiscal 1999 was $96.8 million, a $7.7 million increase or 8.6 percent over fiscal 1998's gross profit of $89.1 million. The reduction in the cost of fuel in fiscal year 1999 was the primary contributing factor in the increase in gross profit along with the increase in other revenues.

         Operating Expenses. Operating expenses for fiscal 1999 increased $4.2 million or 8.9 percent to $51.2 million as compared to $47.0 million in fiscal 1998. This increase is primarily the result of increased costs related to acquisitions.

         Selling, General and Administrative. Selling, general and administrative expense increased $.7 million or 12.7 percent to $6.2 million for fiscal 1999 as compared to $5.5 million for fiscal 1998. The increase was the result of additional expenses to support business growth.

         Depreciation and Amortization. Depreciation and amortization was $14.7 million for fiscal 1999, a $1.0 million increase over fiscal 1998's $13.7 million. This increase is the result of additional depreciation and amortization costs on the fixed assets and intangibles recorded in relation to acquisitions.

         Operating Income. Operating income increased 7.4 percent to $24.6 million in fiscal 1999, a $1.7 million increase over fiscal 1998's $22.9 million. The increased gross profit described above offset by the increases in operating and other expenses, also described above, resulted in this increase.

         Net Income. Net income for the fiscal year ended August 31, 1999, increased $.9 million, or 10.2 percent to $9.7 million as compared to fiscal 1998's net income of $8.8 million. This increase is the result of increased operating income partially offset by increased interest costs related to acquisition debt.

         EBITDA. Earnings before interest, taxes, depreciation and amortization increased $3.2 million or 8.5 percent to $41.0 million for fiscal 1999 as compared to the restated 1998 EBITDA of $37.8 million. Fiscal 1998's EBITDA was restated to account for the non-cash compensation expense that was previously included. Predecessor Heritage's EBITDA includes the EBITDA of investees, but does not include the EBITDA of the minority interest of M-P Energy Partnership. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligation), but provides additional information for evaluating Heritage's ability to make the Minimum Quarterly Distribution.

LIQUIDITY AND CAPITAL RESOURCES

         The ability of Heritage to satisfy its obligations will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. Future capital requirements of Heritage are expected to be provided by cash flows from operating activities. To the extent future capital requirements exceed cash flows from operating activities:

         a) working capital will be financed by the working capital line of credit and repaid from subsequent seasonal reductions in inventory and accounts receivable

         b) growth capital, mainly for customer tanks, expended will be financed by the revolving acquisition bank line of credit; and

         c) acquisition capital expenditures will be financed by revolving acquisition bank line of credit; other lines of credit, long term debt, issues of additional Common Units or a combination thereof.


         Cash Flows - Heritage Propane Partners, L.P. (Formerly Peoples Gas)

         Operating Activities. Cash provided by operating activities during the period ended August 31, 2000, was $14.5 million compared to cash provided by operating activities of $9.4 million in the twelve months ended December 31, 1999. The net cash provided from operations for the period ended August 31, 2000 consisted of a net loss of $3.8 million offset by the impact of working capital provided of $12.5 million and noncash charges of $5.8 million, principally depreciation and amortization. Working Capital items have increased over the period ended August 31, 2000 as a result of the net effect of the formation of U.S. Propane and the merger with Predecessor Heritage.

         Investing Activities. Cash used in investing activities is primarily the result of the $171.4 million spent in the formation of U.S. Propane. Heritage completed two acquisitions during the period from August 10, 2000 and August 31, 2000 spending $1.9 million, net of cash received, to purchase the two propane companies. In January 2000, Peoples Gas purchased substantially all of the assets of a company for approximately $3.8 million. These capital expenditure amounts are reflected in the cash used in investing activities of $183.0 million along with $3.5 million spent for maintenance needed to sustain operations at current levels and customer tanks to support growth of operations and other investing activities of $2.4 million.

         Financing Activities. Cash provided by financing activities during the period ended August 31, 2000 of $173.4 million was primarily from the $180.0 million received from the issuance of Senior Secured Promissory Notes in conjunction with the merger with U.S. Propane. (See Description of Indebtedness). The proceeds were used in conjunction with the merger with U.S. Propane and to repay the outstanding indebtedness under the Acquisition Facility and a portion of the Working Capital Facility assumed in the transaction with Predecessor Heritage. Proceeds of $50.2 million were received from the sale of Common and Subordinated Units to the former shareholders of the General Partner. These increases were offset by debt issuance costs of $1.1 million and dividends paid by Peoples Gas to their parent company of $1.5 million.

         Cash Flows - Predecessor Heritage

         Operating Activities. Cash provided by operating activities during the period ended August 9, 2000, was $14.1 million compared to cash provided of $23.6 million in the twelve months ended August 31, 1999. The net cash provided from operations for the period ended August 9, 2000 consisted of net income of $6.5 million and the impact of working capital used of $9.1 million offset by noncash charges of $16.8 million, principally depreciation and amortization. Accounts receivable have increased over last year as a result of the net effect of the increase in propane costs which in part was passed on to the customers and a larger customer base due to acquisitions. Accounts payable has also increased due to the same related reasons of increased cost of propane and acquisitions.

         Investing Activities. Predecessor Heritage completed eleven acquisitions during the period ended August 9, 2000 spending $46.8 million, net of cash received, to purchase propane companies. This capital expenditure amount is reflected in the cash used in investing activities of $58.3 million along with $12.9 million spent for maintenance needed to sustain operations at current levels and customer tanks to support growth of operations.

         Financing Activities. Cash provided by financing activities during the period ended August 9, 2000 of $44.6 million is primarily the result of net proceeds received in a public offering of 1,200,000 Common Units of Heritage Propane Partners, L.P. The net proceeds of approximately $24 million were used to repay a portion of the outstanding indebtedness under the Acquisition Facility that was incurred to acquire propane businesses. Other cash provided by financing activities of $20.6 million was mainly from a net increase in the working capital facility of $13.4 million and a net increase in the Acquisition Facility of $31.0 million used to acquire other propane businesses. These increases were offset by cash distributions to unitholders of $21.9 million, payments on other long-term debt of $2.2 million and contributions by the General Partner of $.3 million.

         Financing and Sources of Liquidity

         Heritage has a Bank Credit Facility, which includes a Working Capital Facility, a revolving credit facility providing for up to $50.0 million of borrowings to be used for working capital and other general partnership purposes, and an Acquisition Facility, a revolving credit facility providing for up to $50.0 million of borrowings to be used for acquisitions and improvements. See page F-14, "Notes to Consolidated Financial Statements - 5. Working Capital Facilities and Long-Term Debt."

         Predecessor Heritage used its cash provided by operating and financing activities to provide distributions to unitholders and to fund acquisition, maintenance and growth capital expenditures. Acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and intangibles associated with such acquired businesses, were $46.8 million for the period ended August 9, 2000 as compared to $17.9 million for fiscal year 1999 and $23.3 million during fiscal 1998. In addition to the $46.8 million of cash expended for acquisitions during the period ended August 9, 2000, $4.1 million of Common Units and $3.6 million for notes payable on non-compete agreements were issued in connection with certain acquisitions. In addition to the $17.9 million of cash expended for acquisitions during fiscal 1999, $1.0 million of Common Units and $3.3 million for notes payable on non-compete agreements were issued in connection with certain acquisitions.

          Under its Partnership Agreement, Heritage will distribute to its partners, 45 days after the end of each fiscal quarter, an amount equal to all of its Available Cash for such quarter. Available Cash generally means, with respect to any quarter of Heritage, all cash on hand at the end of such quarter less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the General Partner to (i) provide for the proper conduct of the Heritage's business, (ii) comply with applicable law or any Heritage debt instrument or other agreement, or (iii) provide funds for distributions to Unitholders and the General Partner in respect of any one or more of the next four quarters. Available Cash is more fully defined in the Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P. previously filed as an exhibit. Distributions of Available Cash to the holders of the Subordinated Units and the Class B Subordinated Units are subject to the prior rights of the holders of the Common Units to receive the Minimum Quarterly Distributions of $.50 per unit for each quarter during the subordination period, and to receive any arrearages in the distribution of Minimum Quarterly Distributions on the Common Units for prior quarters during the subordination period. . The subordination period will not end earlier than June 1, 2001 ("Subordination Period"). Heritage's commitment to its unitholders is to distribute the increase in its cash flow while maintaining prudent reserves for operations. Heritage raised the quarterly distribution paid on October 16, 2000 for the fourth quarter ended August 31, 2000, to $.575 per unit (or $2.30 annually) from the quarterly distribution of $.5625 (or $2.25 annually). The decision to increase the quarterly distribution resulted from a review of Predecessor Heritage's past financial performance and current projections for available cash due to the merger between U.S. Propane and Heritage. The current distribution level includes incentive distributions payable to the General Partner to the extent the quarterly distribution exceeds $.55 per unit ($2.20 annually).

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


DESCRIPTION OF INDEBTEDNESS

         Predecessor Heritage assumed $120 million principal amount of 8.55 percent Senior Secured Notes (the "Notes") at its formation in a private placement with institutional investors. Interest is payable semi-annually in arrears on each December 31 and June 30. The Notes have a final maturity of 15 years, with ten equal mandatory repayments of principal beginning on June 30, 2002.

         On November 19, 1997, Predecessor Heritage entered into a Note Purchase Agreement ("Medium Term Note Program"), that provides for the issuance of up to $100 million of senior secured promissory notes if certain conditions are met. An initial placement of $32 million (Series A and B) at an average interest rate of 7.23 percent with an average 10 year maturity was completed at the closing of the Medium Term Note Program. Interest is payable semi-annually in arrears on each November 19 and May 19. An additional placement of $15 million (Series C, D and E) at an average interest rate of 6.59 percent with an average 12 year maturity was completed in March 1998. Interest is payable on Series C, D and E semi-annually in arrears on each September 13 and March 13. The proceeds of the placements were used to refinance amounts outstanding under the Acquisition Facility.

         On August 10, 2000, Heritage entered into a Note Purchase Agreement ("Senior Secured Promissory Notes") that provides for the issuance of up to $250 million of senior secured promissory notes if certain conditions are met. An initial placement of $180 million (Series A through F) at an average rate of
8.66 percent with an average 13 year maturity was completed in conjunction with the merger with U.S. Propane. Interest is payable quarterly commencing November 15, 2000. The proceeds were used to finance the transaction with U.S. Propane and retire a portion of existing debt.

         The agreements for each of the Notes, Medium Term Note Program, Senior Secured Promissory Notes and Bank Credit Facility contain customary restrictive covenants applicable to the Operating Partnership including limitations on the level of additional indebtedness, creation of liens and sale of assets. In addition, the Operating Partnership must maintain certain ratios of Consolidated Funded Indebtedness to Consolidated EBITDA and Consolidated EBITDA to Consolidated Interest Expense. These agreements also provide that the Operating

Partnership may declare, make or incur a liability to make a Restricted Payment during each fiscal quarter, if: (a) the amount of such Restricted Payment, together with all other Restricted Payments during such quarter, do not exceed Available Cash with respect to the immediately preceding quarter; and (b) no default or event of default exists before such Restricted Payment and after giving effect thereto. The agreements provide that cash is required to reflect a reserve equal to 50 percent of the interest to be paid on the notes. In addition, in the third, second and first quarters preceding a quarter in which a scheduled principal payment is to be made on the notes, Available Cash is required to reflect a reserve equal to 25 percent, 50 percent and 75 percent, respectively, of the principal amount to be repaid on such payment dates.

         The Operating Partnership is in compliance with all requirements, tests, limitations and covenants related to the Notes, Medium Term Note Program, Senior Secured Promissory Notes and Bank Credit Facility.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Heritage has very little cash flow exposure due to rate changes for long-term debt obligations. Predecessor Heritage primarily entered into debt obligations to support general corporate purposes including capital expenditures and working capital needs. Predecessor Heritage's long-term debt instruments were typically issued at fixed interest rates. When these debt obligations mature, Heritage may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.

         Commodity price risk arises from the risk of price changes in the propane inventory that Heritage buys and sells. The market price of propane is often subject to volatile changes as a result of supply or other market conditions over which Heritage will have no control. In the past, price changes have generally been passed along to Predecessor Heritage's customers to maintain gross margins, mitigating the commodity price risk. In order to help ensure adequate supply sources are available to Heritage during periods of high demand, Predecessor Heritage in the past has on occasion purchased significant volumes of propane during periods of low demand, which generally occur during the summer months, at the then current market price, for storage both at its service centers and in major storage facilities. Heritage also attempts to minimize the effects of market price fluctuations for its propane supply through its trading activities and by entering into certain financial contracts. Heritage's trading activities include both purchases and sales of product supply. Trading activity is recorded at fair value on Heritage's balance sheet, with the changes in fair value included in earnings.

         The financial contracts entered into by Heritage are often referred to as swap instruments. The swap instruments are a contractual agreement to exchange obligations of money between the buyer and seller of the instruments as propane volumes during the pricing period are purchased. The swaps are tied to a fixed price bid by the buyer and a floating price determination for the seller based on certain indices at the end of the relevant trading period. Heritage enters into these swap instruments to hedge the projected propane volumes to be purchased during each of the one-month periods during the projected heating season.

         At August 31, 2000, Heritage had outstanding propane hedges ("swap agreements") for a total of 54.2 million gallons of propane at a weighted average price of $.505 per gallon. The fair value of the swap agreement is the amount at which they could be settled, based on quoted market prices. At August 31, 2000, Heritage would have received approximately $9.1 million to terminate the swap agreements then in place. Heritage continues to monitor propane prices and may enter into additional propane hedges in the future. Inherent in the portfolio from the trading activities are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counterparties to a contract. Heritage takes an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Heritage monitors market risk through a variety of techniques, including routine reporting to senior management. Heritage attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures.


TRADING ACTIVITIES

         Heritage trades financial instruments for its own account through its wholly owned subsidiary, Heritage Energy Resources ("Resources"). Financial instruments utilized in connection with trading activities are accounted for using the mark-to-market method. Under the mark-to-market method of accounting, forwards, swaps, options and storage contracts are reflected at fair value, and are shown in the consolidated balance sheet as assets and liabilities from trading activities. Unrealized gains and losses from the financial contracts and the impact of price movements are recognized in the income statement, as other income (expense). Changes in the assets and liabilities from trading activities result primarily from changes in the market prices, newly originated transactions and the timing of settlement related to the receipt of cash for certain contracts. Resources attempts to balance its contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on assessment of anticipated market movements.

         Heritage has recorded its trading activities at fair value in accordance with Emerging Issues Task Force Issue No. 98-10 ("EITF 98-10"), "Accounting for Contracts Involved in Energy Trading and Risk Management Activities". EITF 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings.

Notional Amounts and Terms -

         The notional amounts and terms of these financial instruments as of August 31, 2000 include fixed price payor for 898 thousand barrels and 285 thousand barrels of propane and butane, respectively and fixed price receiver of 858 thousand barrels and 285 thousand barrels of propane and butane, respectively. Notional amounts reflect the volume of the transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure Heritage's exposure to market or credit risks.

Fair Value -

         The fair value of the financial instruments related to trading activities as of August 31, 2000, were assets of $4.1 million and liabilities of $3.7 million related to propane and butane. The income related to trading activities for the period ended August 31, 2000, was $.7 million.

Market and Credit Risk -

         Inherent in the resulting contractual portfolio is certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counterparties to a contract. Heritage and Heritage Energy Resources take active roles in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. Heritage monitors market risk through a variety of techniques, including routine reporting to senior management. Heritage attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures.

         The market prices used to value these transactions reflect management's best estimate considering various factors including closing average spot prices for the current and outer months plus a differential to consider time value and storage costs.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Financial statements set forth on pages F-1 to F-36 of this Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


HERITAGE MANAGEMENT

         The Board of Directors of the General Partner appoints members of the Board to serve on the Independent Committee with the authority to review specific matters to which the Board of Directors believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the General Partner is fair and reasonable to Heritage Propane Partners, L.P. Any matters approved by the Independent Committee will be conclusively deemed to be fair and reasonable to Heritage Propane Partners, L.P., approved by all partners of Heritage Propane Partners, L.P. and not a breach by the General Partner or its Board of Directors of any duties they may owe Heritage Propane Partners, L.P. or the Unitholders. Bill W. Byrne, Stephen
L. Cropper and J. Charles Sawyer currently serve as the members of the Independent Committee.

         In April 2000, in order to avoid and resolve any potential conflict of interest between the shareholders of the General Partner and Heritage Propane Partners, L.P. and its Unitholders in conjunction with the transactions with U.S. Propane, the Board of Directors of the General Partner appointed independent directors J.T. Atkins and Stephen L. Cropper to serve as members of a Special Independent Committee. The Special Independent Committee was granted the authority to evaluate and negotiate the transactions with U.S. Propane on behalf of Heritage Propane Partners, L.P., to retain independent counsel and other advisors for the purpose of receiving a fairness opinion and to recommend to the Board of Directors whether the transactions should be completed and the terms thereof.

         The Board of Directors of the General Partner has appointed persons who are neither officers nor employees of Heritage Propane Partners, L.P. or any affiliates of Heritage Propane Partners, L.P. to serve on its Audit Committee. The Audit Committee has the authority and responsibility to review external financial reporting of Heritage Propane Partners, L.P., to engage Heritage Propane Partners, L.P.'s independent accountants and to review Heritage Propane Partners, L.P.'s procedures for internal auditing and the adequacy of Heritage Propane Partners, L.P.'s internal accounting controls. Any matters approved by the Audit Committee will be conclusively deemed to be fair and reasonable to Heritage Propane Partners, L.P., approved by all partners of Heritage Propane Partners, L.P. and not a breach by the General Partner or its Board of Directors of any duties they may owe Heritage Propane Partners, L.P. or the Unitholders. Currently, Bill W. Byrne, Stephen L. Cropper and J. Charles Sawyer serve as members of the Audit Committee

         Heritage does not directly employ any of the persons responsible for managing or operating the business. At August 31, 2000, the General Partner employed 1,889 full time individuals.


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



Name                                                    Position with General Partner
----                                                    -----------------------------

H. Michael Krimbill(1)                         President, Chief Executive Officer and Director

James E. Bertelsmeyer                          Chairman of the Board and Director

R. C. Mills                                    Executive Vice President and Chief Operating
                                               Officer

Larry  J. Dagley(3)                            Vice President, Chief Financial Officer, Secretary &
                                               Treasurer


Name                                                 Position with General Partner
----                                                 -----------------------------
Bradley K, Atkinson                            Vice President of Corporate Development

Mark A. Darr(4)                                Vice President - Southern Operations

Thomas H. Rose(4)                              Vice President - Northern Operations

Curtis L. Weishahn(4)                          Vice President - Western Operations

Bill W. Byrne                                  Director of the General Partner

J. Charles Sawyer                              Director of the General Partner

Stephen L. Cropper(2)                          Director of the General Partner

J. Patrick Reddy(1)                            Director of the General Partner

Tom S. Hawkins, Jr.(1)                         Director of the General Partner

Royston K. Eustace(1)                          Director of the General Partner

William N. Cantrell(1)                         Director of the General Partner

Ware F. Schiefer(1)                            Director of the General Partner

Clayton H. Preble(1)                           Director of the General Partner

David J. Dzuricky(1)                           Director of the General Partner

Paul Shlanta(1)                                Director of the General Partner



(1)      Elected to the Board of Directors August 2000.
(2)      Elected to the Board of Directors April 2000.
(3)      Elected Vice President and Chief Financial Officer August 2000.
(4)      Elected an Executive Officer July 2000.

         H. Michael Krimbill. Before joining Heritage in 1990 as Vice President and Chief Financial Officer, Mr. Krimbill, age 47, was Treasurer of Total Petroleum, Inc. ("Total"). Total was a publicly traded, fully integrated oil company located in Denver, Colorado. Mr. Krimbill was promoted to President of Heritage April 1999 and to Chief Executive Officer in March 2000. Mr. Krimbill is a director of the National Propane Gas Association.

         James E. Bertelsmeyer. Mr. Bertelsmeyer, age 58, has 25 years of experience in the propane industry, including six years as President of Buckeye Gas Products Company, at the time the nation's largest retail propane marketer. Mr. Bertelsmeyer served as Chief Executive Officer of Heritage since its formation until the election of H. Michael Krimbill in March 2000. Mr. Bertelsmeyer began his career with Conoco Inc. where he spent ten years in positions of increasing responsibility in the pipeline and gas products departments. Mr. Bertelsmeyer has been a Director of the National Propane Gas Association for the past 24 years, and is a past president of the National Propane Gas Association.

         R. C. Mills. Mr. Mills, age 63, has 42 years of experience in the propane industry. Mr. Mills joined Heritage in 1991 as Executive Vice President and Chief Operating Officer. Before coming to Heritage, Mr. Mills spent 25 years with Texgas Corporation and its successor, Suburban Propane, Inc. At the time he left Suburban in 1991, Mr. Mills was Vice President of Supply and Wholesale.

         Larry J. Dagley. Mr. Dagley, age 52, became Heritage's Vice President and Chief Financial Officer in August 2000, following with transactions with U.S. Propane. Mr. Dagley was Chief Operating Officer of U.S.

Propane, LLC. Mr. Dagley has also served as Executive Vice President and Chief Financial Officer of Atmos Energy Corporation, a Dallas-based gas distribution company; Senior Vice President and Chief Financial Officer of Pacific Enterprises, a California-based holding company whose primary subsidiary is Southern California Gas Company; Senior Vice President and Chief Financial Officer for Transco Energy Company, a Houston-based natural gas pipeline company; and as Audit Partner with Arthur Andersen & Co., where he supervised audit and financial consulting engagements in the energy industry.

         Bradley K. Atkinson. Mr. Atkinson, age 45 joined Heritage on April 16, 1998 as Vice President of Administration. Prior to joining Heritage, Mr. Atkinson was with MAPCO/Thermogas for 12 years, eight of which were in the acquisitions and business development of Thermogas. Mr. Atkinson is a CPA and received an undergraduate business degree form Pittsburgh State University and an MBA from Oklahoma State University. Mr. Atkinson was promoted to Vice President of Corporate Development in August 2000.

         Mark A. Darr. Mr. Darr, age 40, has 17 years in the propane industry. Mr. Darr joined Heritage in 1991 and has held various positions including District Manager and Vice President and Regional Manager before his election to Vice President - Southern Operations, in July 2000. Prior to joining Heritage, Mr. Darr held various positions with Texgas Corporation, and its successor, Suburban Propane. He is currently serving as President of the Florida Propane Gas Association and is the Florida Director of the National Propane Gas Association. Mr. Darr received his undergraduate business degree from the University of Tennessee.

         Thomas H. Rose. Mr. Rose, age 56, joined Heritage in November 1994 as Vice President and Regional Manager. Mr. Rose has 26 years in the propane industry including the position of President of a family owned propane business. Prior to joining Heritage, Mr. Rose held Regional Manager positions with Texgas Corporation, and its successor, Suburban Propane and later Vision Energy of Florida. Mr. Rose earned a BBA degree from the University of Miami and spent four years in the U.S. Navy. Mr. Rose was elected Vice President - Northern Operations in July 2000.

         Curtis L. Weishahn. Mr. Weishahn, age 48, has 23 years experience in the propane industry. Mr. Weishahn joined Heritage in 1995 as Vice President and Regional Manager and was elected Vice President - Western Operations in July 2000. Prior to joining Heritage, Mr. Weishahn owned his own propane business and previously spent 12 years with AmeriGas/CalGas when at the time of departing, he was Director of Marketing/Strategic Development for the Western United States.

         Bill W. Byrne. Mr. Byrne, age 70, served as Vice President of Warren Petroleum Company, the gas liquids division of Chevron Corporation, from 1982-1992. Since that time Mr. Byrne has served as the principal of Byrne & Associates, L.L.C., a gas liquids consulting group based in Tulsa, Oklahoma. Mr. Byrne has been a Director of Heritage since 1992 and is Chairman of the Audit Committee and a member of the Independent Committee. Mr. Byrne is a past president and Director of the National Propane Gas Association.

         J. Charles Sawyer. Mr. Sawyer, age 63, has served as President and Chief Executive Officer of Computer Energy, Inc., a provider of software of the propane industry, since 1981. Mr. Sawyer was formerly Chief Executive Officer of Sawyer Gas Co., a regional propane distributor that was purchased by Heritage in 1991. Mr. Sawyer has served as a director of Heritage since 1991 and is a member of the Audit Committee and the Independent Committee. Mr. Sawyer is a past president and Director of the National Propane Gas Association.

         Stephen L. Cropper. Mr. Cropper, age 50 was elected to the Board of Directors of Heritage in April 2000. Mr. Cropper spent 25 years with The Williams Companies before retiring in 1998. At the time of his retirement, Mr. Cropper was President and Chief Executive Officer of Williams Energy Services. Mr. Cropper is currently involved in consulting and investing in the energy field. Mr. Cropper is a member of both the Independent and the Audit Committee.

         J. Patrick Reddy. Mr. Reddy, age 48, is currently the Senior Vice President and Chief Financial Officer of Atmos Energy Corporation ("Atmos"). Prior to being named to that position, Mr. Reddy served as Atmos' Senior Vice President, Chief Financial Officer and Treasurer from April 2000 to September 2000, and prior to that time he served as Atmos' Vice President and Treasurer. Prior to joining Atmos in August 1998 as Vice President, Corporate Development, Mr. Reddy held a number of management positions with Pacific Enterprises, Inc. Mr. Reddy was elected a Director of Heritage in August 2000.

         Tom S. Hawkins, Jr. Mr. Hawkins, age 44, is currently the President of Energas Company, a division of Atmos Energy Corporation. Prior thereto, he was Vice President - Planning of Atmos Energy Corporation from September 1997 through October 2000, and prior to that time he served as the Vice President - Finance of United Cities Gas Company from June 1988 through September 1997. Mr. Hawkins was elected a Director of Heritage in August 2000.

         Royston K. Eustace. Mr. Eustace, age 59, has been the Senior Vice President of Business Development for TECO Energy, Inc. ("TECO") since 1998. Mr. Eustace joined TECO in 1987 as its Vice President of Strategic Planning and Business Development. Mr. Eustace also serves as President of TECO Coalbed Methane and TECO Oil & Gas. Mr. Eustace was elected a Director of Heritage in August 2000.

         William N. Cantrell. Mr. Cantrell, age 48, currently serves as the President of TECO Solutions. Prior thereto, he served as the President of Bosek, Gibson & Associates. Mr. Cantrell also serves as the President of Peoples Gas and Peoples Gas System, having been named to each of those positions in 1997. Mr. Cantrell began his association with the TECO companies in 1995 when he was named Vice President Energy Supply of Tampa Electric Company. Mr. Cantrell was elected a Director of Heritage in August 2000.

         Ware F. Schiefer. Mr. Schiefer, age 63, has been the President and Chief Executive Officer of Piedmont Natural Gas Company, Inc. ("Piedmont") since February 2000. Mr. Schiefer also serves as a director of Piedmont. From February 1999 to February 2000, her served as Piedmont's Chief Operating Officer. From 1995 to 1999, Mr. Schiefer served as Executive Vice President, and prior to that time her served as Piedmont's Vice President - Marketing and Gas Supply. Mr. Schiefer was elected a Director of Heritage in August 2000.

         Clayton H. Preble. Mr. Preble, age 53 has been the Senior Vice President of AGL Resources, Inc. ("AGL") since June 1999. Prior to his current position, Mr. Preble served as the Senior Vice President - Direct Marketing of SouthStar Energy Services, L.L.C. and as the President of The Energy Spring, Inc., both affiliates of AGL. Mr. Preble joined AGL in 1970 and served in various executive capacities prior to these positions. Mr. Preble was elected a Director of Heritage in August 2000.

         David J. Dzuricky. Mr. Dzuricky age 49, is the Senior Vice President and Chief Financial Officer of Piedmont Natural Gas Company and has served in that capacity since May 1995. Prior thereto, Mr. Dzuricky held a variety of executive officer positions with Consolidated Natural Gas Company during the period from 1982 to 1995. Mr. Dzuricky was elected a Director of Heritage in August 2000.

         Paul Shlanta. Mr. Shlanta, age 43, is Senior Vice President and General Counsel of AGL Resources, Inc., and has held that position since September 1998. Prior thereto, he was a partner in the law firm of Rowe, Fultz & Martin, P.C. in Atlanta, Georgia. Mr. Shlanta also serves as a director of SouthStar Energy Services, L.L.C.


COMPENSATION OF THE GENERAL PARTNER.

         The General Partner does not receive any management fee or other compensation in connection with its management of Heritage. The General Partner and its affiliates performing services for Heritage are reimbursed at cost for all expenses incurred on behalf of Heritage, including the costs of compensation allocable to Heritage, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, Heritage.

         The General Partner has a 1.9899 percent general partner interest in the combined operations of Heritage and the OLP.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES AND EXCHANGE ACT

         Section 16(a) of the Securities and Exchange Act of 1934 requires the General Partner's officers and directors, and persons who own more than 10 percent of a registered class of Heritage's equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10 percent unitholders are required by SEC regulations to furnish the General Partner with copies of all Section 16(a) forms.

         Based solely on its review of the copies of such forms received by the General Partner, or written representations from certain reporting persons that no Form 5's were required for those persons, the General Partner believes that during fiscal year ending August 31, 2000, all filing requirements applicable to its officers, directors, and greater than 10 percent beneficial owners were met in a timely manner other than one late filing for each of Bradley K. Atkinson, Bill W. Byrne, Stephen L. Cropper, G.A. Darr, Mark A. Darr, Thomas H. Rose, Curtis L. Weishahn, and two late filings for Heritage Holdings, Inc. J.T. Atkins made one corrective filing for the previous year and J. Charles Sawyer made one corrective filing for the current fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth the annual salary, bonus and all other compensation awards and payouts for each of the past three fiscal years earned by: (i) all persons serving as the General Partner's Chief Executive Officer during fiscal year 2000; (ii) the four next highly compensated executive officers other than the Chief Executive Officer, who served as executive officers of the General Partner during the 2000 fiscal year; and (iii) any persons who would have been reported had they been an executive officer of the General Partner at the end of the 2000 fiscal year.


                                                                            Other Annual        All Other
   Name and Principal Position        Year        Salary        Bonus      Compensation(5)   Compensation(6)
----------------------------------- ---------- ------------- ------------ ----------------- -----------------

James E. Bertelsmeyer                 2000      $  387,297    $      --     $       695       $   129,306
   Chairman of the Board(1)           1999         356,150           --           1,078                --
                                      1998         355,756           --           2,048                --

H. Michael Krimbill                   2000      $  251,678    $      --     $       193       $   214,838
   President and Chief                1999         211,255           --             267                --
   Executive Officer(2)               1998         185,000           --             357                --

R. C. Mills                           2000      $  244,732    $      --     $       822       $   129,306
   Executive Vice President           1999         234,770           --           1,257                --
   and Chief Operating Officer        1998         225,000           --           2,201                --

G.A. Darr(3)                          2000      $  123,994    $      --     $       604       $   137,859
   Former Vice President -            1999         136,570           --           1,071                --
   Corporate Development              1998         150,756           --           1,933                --

Bradley K. Atkinson                   2000      $  134,836    $ 125,000     $        72       $   131,718
   Vice President -                   1999         128,910           --             125                --
   Corporate Development              1998         125,000           --              --                --

Curtis Weishahn(4)                    2000      $  115,334    $  25,000     $        63       $    94,337
   Vice President -                   1999         109,769       29,508             101                --
   Western Operations                 1998          92,244        8,518             119                --

Thomas H. Rose(4)                     2000      $  103,892    $  40,980     $       139       $    31,044
   Vice President -                   1999         100,000          166             189                --
   Northern Operations                1998          94,272       17,323             241                --




(1) Mr. Bertelsmeyer served as Chief Executive Officer of Heritage until March 2000.

(2)      Mr. Krimbill was named Chief Executive Officer of Heritage in March
         2000.

(3) Mr. Darr is a former executive officer. He resigned as Vice President of Corporate Development in June 2000.

(4)      Mr. Weishahn and Mr. Rose were named executive officers in July 2000.

(5)      Consists of life insurance premiums.

(6) Consists of the value of Common Units issued pursuant to the vesting rights of the Restricted Unit Plan.

EMPLOYMENT AGREEMENTS

         The General Partner has entered into employment agreements (the "Employment Agreements") with Messrs. Bertelsmeyer, Krimbill, Mills, Dagley, Atkinson, Weishahn, Rose and M. Darr. The summary of such Employment Agreements contained herein does not purport to be complete and is qualified in its entirety by reference to the Employment Agreements, which have been filed as exhibits to this Report.

         The Employment Agreement for Mr. Bertelsmeyer has an initial term of two years. The Employment Agreements for Messrs. Krimbill, Mills, Dagley, Atkinson, Weishahn, Rose and M. Darr (each an "Executive") have an initial term of three years. However, for each Executive with the three year Employment Agreement, beginning on the second anniversary of the effective date and on each day thereafter the expiration date shall be automatically extended one additional day unless either party (i) shall give written notice to the other that the Term shall cease to be so extended beginning immediately after the date of such notice or (ii) shall give a Notice of Termination to the other by delivering notice to the Chairman of the Board, or in the event of the Executive's death. The Employment Agreements provide for an annual base salary of $193,500, $350,000, $335,000, $325,000, $200,000, $150,000, $135,000 and
$135,000 ("Base Salary") for each of Messrs. Bertelsmeyer, Krimbill, Mills, Dagley, Atkinson, Weishahn, Rose and Darr, respectively. The Board shall review the Base Salary at least annually and may adjust the amount of the Base Salary at any time as the Board may deem appropriate in its sole discretion; provided, however, that in no event may the Base Salary be decreased below the above stated amount without the prior written consent of the employee. The Employment Agreements provide the Executives to participate in bonus and incentive plans. The Employment Agreements also provide for the Executive and, where applicable, the Executive's dependents, to have the right to participate in benefit plans made available to other executives of Heritage including the Restricted Unit Plan described below.

         The Employment Agreements provide that in the event of a change of control of the ownership of the General Partner or in the event an Executive (i) is involuntarily terminated (other than for "misconduct" or "disability") or
(ii) voluntarily terminates employment for "good reason" (as defined in the agreements), such Executive will be entitled to continue receiving his base salary and to participate in all group health insurance plans and programs that may be offered to executives of the General Partner for the remainder of the term of the Employment Agreement or, if earlier, the Executive's death, all restrictions on the transferability of the Units (as defined in the Subscription Agreement dated as of June 15, 2000, previously filed as an exhibit) purchased by such employee on the Closing shall automatically lapse in full on such date, and the Executive will vest immediately in the Minimum Award of the number of Common Units to which the Executive is entitled under the Long Term Incentive Plan to the extent not previously awarded. Each Employment Agreement also provides that if any payment received by an Executive is subject to the 20 percent federal excise tax under Section 4999(a) of the Code of the Internal Revenue Service, the Payment will be grossed up to permit the Executive to retain a net amount on an after-tax basis equal to what he would have received had the excise tax and all other federal and state taxes on such additional amount not been payable. In addition, each Employment Agreement contains non-competition and confidentiality provisions.


RESTRICTED UNIT PLAN

         The General Partner has adopted the Amended and Restated Restricted Unit Plan dated August 10, 2000 (the "Restricted Unit Plan"), filed as an exhibit hereto, for certain directors and key employees of the General Partner and its affiliates. The Restricted Unit Plan covers rights to acquire 146,000 Common Units. The right to acquire the Common Units under the Restricted Unit Plan, including any forfeiture or lapse of rights are available for grant to key employees on such terms and conditions (including vesting conditions) as the Compensation Committee of the General Partner shall determine. Each director shall automatically receive a Director's grant with respect to 500

Common Units on each September 1 that such person continues as a director. Newly elected directors are also entitled to receive a grant with respect to 2,000 Common Units upon election or appointment to the Board. Messrs. Bertelsmeyer and Krimbill are not entitled to receive a Director's Grant of Common Units but may receive Common Units as employees. Directors who are employees of TECO, Atmos, Piedmont or AGL or their affiliates are not entitled to receive a Director's grant of Common Units. Generally, the rights to acquire the Common Units will vest upon the later to occur of (i) the three-year anniversary of the grant date, or (ii) the conversion of the Subordinated Units to Common Units. Grants made after the conversion of all of the Subordinated Units to Common Units shall vest on such terms as the Committee may establish, which may include the achievement of performance objectives. In the event of a "change of control" (as defined in the Restricted Unit Plan), all rights to acquire Common Units pursuant to the Restricted Unit Plan will immediately vest.

         Common Units to be delivered upon the "vesting" of rights may be Common Units acquired by the General Partner in the open market, Common Units already owned by the General Partner, Common Units acquired by the General Partner directly from Heritage, or any other person, or any combination of the foregoing. Although the Restricted Unit Plan permits the grant of distribution equivalent rights to key employees, it is anticipated that until such Common Units have been delivered to a participant, such participant shall not be entitled to any distributions or allocations of income or loss and shall not have any voting or other rights in respect of such Common Units.

         The Board of Heritage in its discretion may terminate the Restricted Unit Plan at any time with respect to any Common Units for which a grant has not therefore been made. The Board will also have the right to alter or amend the Restricted Unit Plan or any part thereof from time to time; provided, however, that no change in any Restricted Unit may be made that would impair the rights of the participant without the consent of such participant; and provide further, that, during the Subordination Period, without the approval of a majority of the Unitholders no amendment or alteration will be made that would (i) increase the total number of Units available for awards under the Restricted Unit Plan; (ii) change the class of individuals eligible to receive Restricted Unit awards;
(iii) extend the maximum period which Restricted Units may be granted under the Restricted Unit Plan; or (iv) materially increase the cost of the Restricted Unit Plan.

         The issuance of the Common Units pursuant to the Restricted Unit Plan is intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation in respect of the Common Units. Therefore, no consideration will be payable by the plan participants upon vesting and issuance of the Common Units. As of August 31, 2000, 80,800 Restricted Units had been granted to non-employee directors and key employees. All of these units vested pursuant to the change of control provision of the Restricted Unit Plan as the result of U.S. Propane acquiring all of the outstanding common stock of Heritage Holdings, Inc., with the exception of 5,000 units of members of the Special Independent Committee who waived their vesting rights. Compensation expense of $549,000 was recognized in the financial statements for the period ended August 31, 2000, which recorded the remaining deferred expense related to the vested units. See Note 7 of the Consolidated Financial Statements, which begin on page F-1 of this Report. Compensation expense of $365,808 was recognized in Predecessor Heritage's financial statements for the period ended August 9, 2000 and $358,000 and $215,000 for fiscal years 1999 and 1998, respectively. See Note 6 of Predecessor Heritage's Consolidated Financial Statements that begin on page F-20 of this Report.

         The following table sets forth the number of grants awarded to persons serving as executive officers of the Company in the last fiscal year that resulted in the issuance of Common Units pursuant to the change of control provision under the Restricted Unit Plan:


                                  Number of          Performance or
                              Shares, Units or     Other Period Until
Name                           Other Rights(#)   Maturation or Payout
----                          ----------------   --------------------

James E. Bertelsmeyer              2,000                   (1)
H. Michael Krimbill                2,000                   (1)
R.C. Mills                         2,000                   (1)
G.A. Darr(2)                       2,000                   (1)
Bradley K. Atkinson                2,000                   (1)
Curtis Weishahn                    1,000                   (1)
Thomas H. Rose                       500                   (1)
Mark A. Darr                         500                   (1)

(1) In accordance with the change in control provision of the Restricted Unit Plan, these Units and the Units representing grants awarded in previous years vested on August 10, 2000 when U.S. Propane acquired all of the outstanding stock of Heritage Holdings, Inc.

(2) Mr. Darr is not an executive officer as of August 31, 2000, having resigned as such in June 2000.


COMPENSATION OF DIRECTORs

         Heritage currently pays no additional remuneration to its employees for serving as directors. Under the Restricted Unit Plan, directors other than directors who are employees of Heritage Holdings, Inc., Atmos, AGL, TECO and Piedmont, or their affiliates, will be awarded 500 of these Restricted Units annually, and newly elected directors receive an initial award of 2,000 Restricted Units. The General Partner will pay each of its non-employee and nonaffiliated directors $10,000 annually, plus $1,000 per Board meeting attended and $500 per committee meeting attended. All expenses associated with compensation of directors will be reimbursed to the General Partner by Heritage.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Compensation of the executive officers of Heritage is determined by the Compensation Committee of the Board of Directors of the General Partner. J.T. Atkins, James E. Bertelsmeyer, Bill W. Byrne and J. Charles Sawyer served as members of the Compensation Committee. Mr. Bertelsmeyer, Heritage's Chairman of the Board, participated in deliberations of the compensation Committee concerning executive officer compensation, but did not participate in deliberations concerning his own compensation.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of November 3, 2000, regarding the beneficial ownership by certain beneficial owners, all directors and named executive officers of the General Partner and Heritage, each of the named executive officers and all directors and executive officers of the General Partner as a group, of (i) the Common and Subordinated Units of Heritage Propane Partners, L.P., and (ii) the Common Stock of the General Partner. The General Partner knows of no other person beneficially owning more than 5 percent of the Common Units.

HERITAGE PROPANE PARTNERS, L.P. UNITS


                                     Name and Address(5)                 Beneficially            Percent of
Title of Class                       of Beneficial Owner                   Owned(1)                 Class
--------------                      ----------------------             -----------------         ----------
Common Units                        James E. Bertelsmeyer(2)                 133,001                  1.36%
                                    H. Michael Krimbill(2)                   101,500                  1.04%
                                    R.C. Mills(2)                             94,000                    *
                                    G.A. Darr(6)                             170,210                  1.74%
                                    Larry J. Dagley                            5,000                    *
                                    Bradley K. Atkinson                       13,100                    *
                                    Thomas H. Rose                            23,230                    *
                                    Curtis Weishahn                           29,230                    *
                                    Mark A. Darr                              20,530                    *
                                    Bill W. Byrne                             66,157                    *
                                    J. Charles Sawyer                         66,282                    *
                                    Stephen L. Cropper                         5,000                    *
                                    J. Patrick Reddy                              --                    *
                                    Tom S. Hawkins, Jr.                           --                    *
                                    Royston K. Eustace                            --                    *
                                    William N. Cantrell                           --                    *
                                    Ware F. Schiefer                              --                    *
                                    David J. Dzuricky                             --                    *
                                    Clayton H. Preble                             --                    *
                                    Paul Shlanta                                  --                    *

                                    All Directors and Executive
                                      Officers as a group
                                      (20 persons)                           727,240                 7.46%

                                    Heritage Holdings, Inc.(3)             2,149,857                22.06%
                                    U.S. Propane L.P.(3)                     372,392                 3.82%

Subordinated Units(4)               Heritage Holdings, Inc.(3)             1,851,471                  100%

Class B Subordinated Units          James E. Bertelsmeyer                    946,946                68.49%
                                    H. Michael Krimbill                      211,059                15.27%
                                    R.C. Mills                               224,509                16.24%

HERITAGE HOLDINGS, INC. COMMON STOCK


                                       Name and Address                   Beneficially           Percent of
Title of Class                        of Beneficial Owner                   Owned(1)                Class
--------------                      ---------------------              -----------------         ----------

Common Stock                            U.S. Propane(3)                    534,787.84                  100%



*        Less than one percent (1 percent)

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

(2) Each of Messrs. Bertelsmeyer, Mills and Krimbill shares Voting and Investment Power on a portion of their respective Units with his spouse.

(3) U.S. Propane, L.P. owns 100 percent of the common stock of Heritage Holdings, Inc. U.S. Propane, L.L.C. is the general partner of U.S. Propane, L.P. The members of U.S. Propane L.L.C. and their respective membership interest is as follows:


                  AGL Energy Corporation                22.36%
                  United Cities Propane Gas, Inc.       18.97%
                  TECO Propane Ventures, LLC            37.98%
                  Piedmont Propane Company              20.69%


(4) The directors of the General Partner share Voting and Investment Power of the Subordinated Units.

(5) The address for Heritage Holdings, Inc., Mr. Krimbill, Mr. Dagley and Mr. Atkinson is 8801 S. Yale, Suite 310, Tulsa, Oklahoma 74137. The address for U.S. Propane is 702 N. Franklin Street, Tampa, Florida 33602. The address for each of Messrs. Bertelsmeyer, M. Darr, Rose and Mills is 5000 Sawgrass Village Circle, Suite 4, Ponte Vedra Beach, Florida 32082. The address for Mr. Weishahn is 70 Autumn Lane, Reno Nevada 89511. The address for G.A. Darr is 2830 Halle Parkway, Collerville, Tennessee 38017.

(6) G.A. Darr was not an executive officer as of August 31, 2000, having resigned as such in June 2000.

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

(b)      REPORTS OF FORM 8-K.

         Heritage Propane Partners, L.P. filed two reports on Form 8-K during the three months ended August 31, 2000 and one report subsequent to that date. Form 8-K dated August 23, 2000, was filed reporting the announcement of the transaction with U.S. Propane on August 10, 2000. The report described the transaction and attached as exhibits, the First Amendment to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P., the Third Amendment dated as of August 10, 2000 to First Amended and Restated Credit Agreement, the Fourth Amendment Agreement dated August 10, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997 Note Purchase Agreement, the Fourth Amendment Agreement dated August 10, 2000 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement, the Contribution Agreement dated June 15, 2000 among US Propane, L.P., Heritage Operating, L.P. and Heritage Propane Partners, L.P., the Amendment dated August 10, 2000 to June 15, 2000 Contribution Agreement, the Subscription Agreement dated June 15, 2000 between Heritage Propane Partners, L.P. and individual investors, the Amendment dated August 10, 2000 to June 15, 2000 Subscription Agreement, the Note Purchase Agreement dated as of August 10, 2000 and the Press Release dated August 10, 2000.

         Form 8-K/A to the August 23, 2000 Form 8-K was filed on August 25, 2000 to report the change of control of Heritage Propane Partners, L.P. due to the transaction with U.S. Propane. On October 24, 2000, Form 8-K/A was filed to amend the Form 8-K of Heritage Propane Partners, L.P. dated August 23, 2000 and filed with the Securities and Exchange Commission on August 23, 2000. That Form 8-K reported under Item 2 the acquisition of assets from U.S. Propane, L.P. This report provided the financial statements and the pro forma financial information as required under Item 7. This Form 8-K/A also amended the Date of Report (Date of earliest event reported) to be August 10, 2000.

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


                                            HERITAGE PROPANE PARTNERS, L.P.

                                            By Heritage Holdings, Inc.
                                               (General Partner)

                                            By: /s/ H. Michael Krimbill
                                                --------------------------------
                                                H. Michael Krimbill
                                                President and Chief Executive
                                                Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


              Signature                                 Title                                  Date
/s/  H. Michael Krimbill                    President and Chief                         November 28, 2000
-----------------------------               Executive Officer and Director
H. Michael Krimbill                         (Principal Executive Officer)


/s/  James E. Bertelsmeyer                  Chairman of the Board and                   November 28, 2000
-----------------------------               Director
James E. Bertelsmeyer

/s/  Larry J. Dagley                        Vice President and Chief                    November 28, 2000
-----------------------------               Financial Officer (Principal Financial
Larry J. Dagley                             and Accounting Officer)


/s/  Bill W. Byrne                          Director                                    November 28, 2000
-----------------------------
Bill W. Byrne

/s/  J. Charles Sawyer                      Director                                    November 28, 2000
-----------------------------
J. Charles Sawyer

/s/  Stephen L. Cropper                     Director                                    November 28, 2000
-----------------------------
Stephen L. Cropper

/s/  J. Patrick Reddy                       Director                                    November 28, 2000
-----------------------------
J. Patrick Reddy

/s/  Tom S. Hawkins, Jr.                    Director                                    November 28, 2000
-----------------------------
Tom S. Hawkins, Jr.

/s/  Royston K. Eustace                     Director                                    November 28, 2000
-----------------------------
Royston K. Eustace

/s/ William N. Cantrell                     Director                                    November 28, 2000
-----------------------------
William N. Cantrell

/s/ Ware F. Schiefer                        Director                                    November 28, 2000
-----------------------------
Ware F. Schiefer


              Signature                                 Title                                  Date
/s/  David J. Dzuricky                      Director                                    November 28, 2000
-----------------------------
David J. Dzuricky

/s/  Clayton H. Preble                      Director                                    November 28, 2000
-----------------------------
Clayton H. Preble

/s/  Paul Shlanta                           Director                                    November 28, 2000
-----------------------------
Paul Shlanta

                                INDEX TO EXHIBITS

         The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.


         EXHIBIT
         NUMBER         DESCRIPTION
         ------         -----------
(1)      3.1            Agreement of Limited Partnership of Heritage Propane
                        Partners, L.P.

(10)     3.1.1          Amendment No. 1 to Amended and Restated Agreement of
                        Limited Partnership of Heritage Propane Partners, L.P.

(1)      3.2            Agreement of Limited Partnership of Heritage Operating,
                        L.P.

(*)      3.2.1          Amendment No. 1 to Amended and Restated Agreement of
                        Limited Partnership of Heritage Operating, L.P.

(7)      10.1           First Amended and Restated Credit Agreement with Banks
                        Dated May 31, 1999

(8)      10.1.1         First Amendment to the First Amended and Restated Credit
                        Agreement dated as of October 15, 1999

(9)      10.1.2         Second Amendment to First Amended and Restated Credit
                        Agreement dated as of May 31, 2000

(10)     10.1.3         Third Amendment dated as of August 10, 2000 to First
                        Amended and Restated Credit Agreement

(1)      10.2           Form of Note Purchase Agreement (June 25, 1996)

(3)      10.2.1         Amendment of Note Purchase Agreement (June 25, 1996)
                        dated as of July 25, 1996

(4)      10.2.2         Amendment of Note Purchase Agreement (June 25, 2996)
                        dated as of March 11, 1997

(6)      10.2.3         Amendment of Note Purchase Agreement (June 25, 1996)
                        dated as of October 15, 1998

(8)      10.2.4         Second Amendment Agreement dated September 1, 1999 to
                        June 25, 1996 Note Purchase Agreement

(11)     10.2.5         Third Amendment Agreement dated May 31, 2000 to June 25,
                        1996 Note Purchase Agreement and November 19, 1997 Note
                        Purchase Agreement

(10)     10.2.6         Fourth Amendment Agreement dated August 10, 2000 to June
                        25, 1996 Note Purchase Agreement and November 19, 1997
                        Note Purchase Agreement

(1)      10.3           Form of Contribution, Conveyance and Assumption
                        Agreement among Heritage Holdings, Inc., Heritage
                        Propane Partners, L.P. and Heritage Operating, L.P.

(1)      10.6           Restricted Unit Plan

(4)      10.6.1         Amendment of Restricted Unit Plan dated as of October
                        17, 1996

(*)      10.6.2         Amended and Restated Restricted Unit Plan dated as of
                        August 10, 2000


         EXHIBIT
         NUMBER         DESCRIPTION
         ------         -----------
(*)      10.7           Employment Agreement for James E. Bertelsmeyer dated as
                        of August 10, 2000

(*)      10.8           Employment Agreement for R. C. Mills dated as of August
                        10, 2000

(*)      10.9           Employment Agreement for Larry J. Dagley dated as of
                        August 10, 2000

(*)      10.10          Employment Agreement for H. Michael Krimbill dated as of
                        August 10, 2000

(*)      10.11          Employment Agreement for Bradley K. Atkinson dated as of
                        August 10, 2000

(7)      10.12          First Amended and Restated Revolving Credit Agreement
                        between Heritage Service Corp. and Banks Dated May 31,
                        1999

(*)      10.13          Employment Agreement for Mark A. Darr dated as of August
                        10, 2000

(*)      10.14          Employment Agreement for Thomas H. Rose dated as of
                        August 10, 2000

(*)      10.15          Employment Agreement for Curtis L. Weishahn dated as of
                        August 10, 2000

(5)      10.16          Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1        Amendment dated October 15, 1998 to November 19, 1997
                        Note Purchase Agreement

(8)      10.16.2        Second Amendment Agreement dated September 1, 1999 to
                        November 19, 1997 Note Purchase Agreement and June 25,
                        1996 Note Purchase Agreement

(9)      10.16.3        Third Amendment Agreement dated May 31, 2000 to November
                        19, 1997 Note Purchase Agreement and June 25, 1996 Note
                        Purchase Agreement

(10)     10.16.4        Fourth Amendment Agreement dated August 10, 2000 to
                        November 19, 1997 Note Purchase Agreement and June 25,
                        1996 Note Purchase Agreement

(10)     10.17          Contribution Agreement dated June 15, 2000 among U.S.
                        Propane, L.P., Heritage Operating, L.P. and Heritage
                        Propane Partners, L.P.

(10)     10.17.1        Amendment dated August 10, 2000 to June 15, 2000
                        Contribution Agreement

(10)     10.18          Subscription Agreement dated June 15, 2000 between
                        Heritage Propane Partners, L.P. and individual investors

(10)     10.18.1        Amendment dated August 10, 2000 to June 15, 2000
                        Subscription Agreement

(10)     10.19          Note Purchase Agreement dated as of August 10, 2000

(*)      21.1           List of Subsidiaries

(*)      23.3           Consent of Arthur Andersen LLP

         27.1           Financial Data Schedule - Heritage Propane Partners,
                        L.P. (formerly Peoples Gas) for the eight months ended
                        August 31, 2000 - Filed with EDGAR version only

         27.2           Financial Data Schedule - Heritage Propane Partners,
                        L.P. (Predecessor Heritage) for the period ended
                        August 9, 2000 - Filed with EDGAR version only

         27.3           Financial Data Schedule - Heritage Propane Partners,
                        L.P. (formerly Peoples Gas) for the year ended
                        December 31, 1997 - Filed with EDGAR version only

         27.4           Financial Data Schedule - Heritage Propane Partners,
                        L.P. (formerly Peoples Gas) for the year ended
                        December 31, 1998 - Filed with EDGAR version only

         27.5           Financial Data Schedule - Heritage Propane Partners,
                        L.P. (formerly Peoples Gas) for the year ended
                        December 31, 1999 - Filed with EDGAR version only

(*)      99.1           Balance Sheet of Heritage Holdings, Inc. as of August
                        31, 2000

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

(9) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q for the quarter ended May 31, 2000.

(10) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 8-K dated August 10, 2000.

(11)     File as Exhibit 10.16.3.

(*)      Filed Herewith.

                          INDEX TO FINANCIAL STATEMENTS



                                  HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
      (FORMERLY PEOPLES GAS COMPANY AND SURVIVING LEGAL ENTITY IN THE SERIES OF TRANSACTIONS WITH U.S. PROPANE)

                                                                                                               PAGE
        Report of Independent Public Accountants................................................................F-2

        Consolidated Balance Sheets --
         August 31, 2000 and December 31, 1999..................................................................F-3

        Consolidated Statements of Operations --
         Eight Months Ended August 31, 2000 and 1999 (unaudited) and
         Years Ended December 31, 1999, 1998 and 1997...........................................................F-4

        Consolidated Statements of Partners' Capital --
         Eight Months Ended August 31, 2000 and
         Years Ended December 31, 1999, 1998 and 1997...........................................................F-5

        Consolidated Statements of Cash Flows --
         Eight Months Ended August 31, 2000 and
         Years Ended December 31, 1999, 1998 and 1997...........................................................F-6

        Notes to Consolidated Financial Statements..............................................................F-7


                       HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES (PREDECESSOR HERITAGE)
                             (THE PROPANE OPERATIONS OF HERITAGE PROPANE PARTNERS, L.P.,
                               PRIOR TO THE SERIES OF TRANSACTIONS WITH U.S. PROPANE)


        Report of Independent Public Accountants...............................................................F-20

        Consolidated Balance Sheet --
         August 31, 1999.......................................................................................F-21

        Consolidated Statements of Operations --
         Period Ended August 9, 2000 and
         Years Ended August 31, 1999 and 1998..................................................................F-22

        Consolidated Statements of Partners' Capital --
         Period Ended August 9, 2000 and
         Years Ended August 31, 1999 and 1998..................................................................F-23

        Consolidated Statements of Cash Flows --
         Period Ended August 9, 2000 and
         Years Ended August 31, 1999 and 1998..................................................................F-24

        Notes to Consolidated Financial Statements.............................................................F-25

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


         To the Partners of
           Heritage Propane Partners, L.P.:


         We have audited the accompanying consolidated balance sheets of Heritage Propane Partners, L.P. (a Delaware limited partnership) and subsidiaries, formerly Peoples Gas Company, as of August 31, 2000 and December 31, 1999 and the related consolidated statements of operations, partners' capital and cash flows for the eight month period ended August 31, 2000, and for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Propane Partners, L.P. and subsidiaries, formerly Peoples Gas Company, as of August 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for the eight month period ended August 31, 2000, and for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.





                                                  /s/ Arthur Andersen LLP


         Tulsa, Oklahoma
              October 26, 2000

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                         (FORMERLY PEOPLES GAS COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                            August 31,    December 31,
                                                               2000           1999
                                                           ------------   ------------
                                        ASSETS

CURRENT ASSETS:
   Cash                                                    $      4,845   $         21
   Accounts receivable                                           31,855          5,224
   Inventories                                                   39,045          1,384
   Assets from trading activities                                 4,133             --
   Prepaid expenses and other                                     4,991             14
                                                           ------------   ------------
     Total current assets                                        84,869          6,643

PROPERTY, PLANT AND EQUIPMENT, net                              339,366         36,063
INVESTMENT IN AFFILIATE                                           5,795             --
INTANGIBLES AND OTHER ASSETS, net                               185,749          1,018
                                                           ------------   ------------

     Total assets                                          $    615,779   $     43,724
                                                           ============   ============

                           LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Working capital facility                                $     24,200  $          --
   Accounts payable                                              43,244          2,072
   Accounts payable to related companies                          3,814         16,315
   Accrued and other current liabilities                         24,682          1,249
   Liabilities from trading activities                            3,684             --
   Current maturities of long-term debt                           2,588             --
                                                           ------------   ------------
     Total current liabilities                                  102,212         19,636

LONG-TERM DEBT,  less current maturities                        361,990            525
MINORITY INTEREST                                                 4,821             --
DEFERRED TAX LIABILITIES                                             --          8,456
COMMITMENTS AND CONTINGENCIES                                        --             --
                                                           ------------   ------------

     Total liabilities                                          469,023         28,617
                                                           ------------   ------------


PARTNERS' CAPITAL:
   Common unitholders (9,674,146 and 1,294,873
     units issued and outstanding at August 31, 2000
     and December 31, 1999, respectively)                       106,221         11,294
   Subordinated unitholders (1,851,471 and 437,398
     issued and outstanding at August 31, 2000 and
     December 31, 1999, respectively)                            23,130          3,776
   Class B subordinated unitholders (1,382,514 units
     issued and outstanding at August 31, 2000)                  16,464             --
   General partner                                                  941             37
                                                           ------------   ------------
     Total partners' capital                                    146,756         15,107
                                                           ------------   ------------

     Total liabilities and partners' capital               $    615,779   $     43,724
                                                           ============   ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                         (FORMERLY PEOPLES GAS COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per unit and unit data)


                                                    For the Eight Months
                                                      Ended August 31,               For the Years Ended December 31,
                                                ----------------------------   -------------------------------------------
                                                    2000            1999           1999           1998            1997
                                                ------------    ------------   ------------   ------------    ------------
                                                                (Unaudited)
REVENUES:
   Retail fuel                                  $     43,815    $     21,766   $     34,045   $     30,187    $     32,874
   Wholesale fuel                                      3,807              --             --             --              --
   Trading activities                                 12,262              --             --             --              --
   Other                                               3,188              --             --             --              --
                                                ------------    ------------   ------------   ------------    ------------
     Total revenues                                   63,072          21,766         34,045         30,187          32,874
                                                ------------    ------------   ------------   ------------    ------------

COSTS AND EXPENSES:
   Cost of products sold                              29,962           8,467         14,849         12,283          17,063
   Trading activities                                 11,538              --             --             --              --
   Operating expenses                                 16,581           8,596         13,223         11,088          11,927
   Depreciation and amortization                       4,686           2,037          3,088          2,855           2,514
   Selling, general and administrative                 1,019              --             --             --              --
                                                ------------    ------------   ------------   ------------    ------------
     Total costs and expenses                         63,786          19,100         31,160         26,226          31,504
                                                ------------    ------------   ------------   ------------    ------------

OPERATING INCOME (LOSS)                                 (714)          2,666          2,885          3,961           1,370

OTHER INCOME (EXPENSE):
   Interest expense                                   (2,409)             --             --             --              --
   Equity in earnings (losses) of affiliates             (67)             --             --             --              --
   Gain on disposal of assets                            121              --             --             --              --
   Other                                                (478)             11             10           (478)           (390)
                                                ------------    ------------   ------------   ------------    ------------

INCOME (LOSS) BEFORE MINORITY INTEREST
AND INCOME TAXES                                      (3,547)          2,677          2,895          3,483             980

   Minority interest                                      80              --             --             --              --
                                                ------------    ------------   ------------   ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                     (3,467)          2,677          2,895          3,483             980

   Income taxes                                          379           1,035          1,127          1,412             378
                                                ------------    ------------   ------------   ------------    ------------

NET INCOME (LOSS)                                     (3,846)          1,642          1,768          2,071             602


GENERAL PARTNER'S INTEREST IN  NET INCOME
   (LOSS)                                                (46)              4              4              5               2
                                                ------------    ------------   ------------   ------------    ------------

LIMITED PARTNERS' INTEREST IN NET INCOME
   (LOSS)                                       $     (3,800)   $      1,638   $      1,764   $      2,066    $        600
                                                ============    ============   ============   ============    ============

BASIC AND DILUTED NET INCOME (LOSS) PER
   LIMITED PARTNER UNIT                         $       (.37)   $        .94   $       1.02   $       1.19    $        .35
                                                ============    ============   ============   ============    ============

BASIC AND DILUTED WEIGHTED AVERAGE  NUMBER OF
   UNITS OUTSTANDING                              10,225,387       1,732,271      1,732,271      1,732,271       1,732,271
                                                ============    ============   ============   ============    ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                         (FORMERLY PEOPLES GAS COMPANY)

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                        (in thousands, except unit data)



                                                       Number of Units
                                        --------------------------------------------
                                                                          Class B
                                           Common       Subordinated    Subordinated       Common        Subordinated
                                        ------------    ------------    ------------    ------------     ------------
BALANCE, DECEMBER 31, 1996                 1,294,873         437,398              --    $     11,135     $      3,722

Net income                                        --              --              --             450              150
                                        ------------    ------------    ------------    ------------     ------------

BALANCE, DECEMBER 31, 1997                 1,294,873         437,398              --          11,585            3,872

Net income                                        --              --              --           1,549              517
Dividends paid to parent                          --              --              --          (1,475)            (491)
                                        ------------    ------------    ------------    ------------     ------------

BALANCE, DECEMBER 31, 1998                 1,294,873         437,398              --          11,659            3,898

Net income                                        --              --              --           1,323              441
Dividends paid to parent                          --              --              --          (1,688)            (563)
                                        ------------    ------------    ------------    ------------     ------------

BALANCE, DECEMBER 31, 1999                 1,294,873         437,398              --          11,294            3,776

Dividends paid to parent                          --              --              --          (1,132)            (377)
Liabilities retained by parent                    --              --              --          21,080            7,051
Merger with AGL, Atmos, and Piedmont              --              --              --          83,410           28,085
Merger with Predecessor Heritage           8,379,273       1,414,073       1,382,514          (4,080)         (14,657)
General Partner capital contribution              --              --              --              --               --
Other                                             --              --              --          (1,502)            (285)
Net loss                                          --              --              --          (2,849)            (463)
                                        ------------    ------------    ------------    ------------     ------------

BALANCE, AUGUST 31, 2000                   9,674,146       1,851,471       1,382,514    $    106,221     $     23,130
                                        ============    ============    ============    ============     ============





                                          Class B          General
                                        Subordinated       Partner           Total
                                        ------------     ------------     ------------
BALANCE, DECEMBER 31, 1996              $         --     $         37     $     14,894

Net income                                        --                2              602
                                        ------------     ------------     ------------

BALANCE, DECEMBER 31, 1997                        --               39           15,496

Net income                                        --                5            2,071
Dividends paid to parent                          --               (5)          (1,971)
                                        ------------     ------------     ------------

BALANCE, DECEMBER 31, 1998                        --               39           15,596

Net income                                        --                4            1,768
Dividends paid to parent                          --               (6)          (2,257)
                                        ------------     ------------     ------------

BALANCE, DECEMBER 31, 1999                        --               37           15,107

Dividends paid to parent                          --               (4)          (1,513)
Liabilities retained by parent                    --               71           28,202
Merger with AGL, Atmos, and Piedmont              --              843          112,338
Merger with Predecessor Heritage              17,167             (523)          (2,093)
General Partner capital contribution              --              581              581
Other                                           (213)             (20)          (2,020)
Net loss                                        (490)             (44)          (3,846)
                                        ------------     ------------     ------------

BALANCE, AUGUST 31, 2000                $     16,464     $        941     $    146,756
                                        ============     ============     ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                         (FORMERLY PEOPLES GAS COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                          For the
                                                                           Eight
                                                                           Months
                                                                           Ended          For the Years Ended December 31,
                                                                         August 31,    --------------------------------------
                                                                            2000          1999          1998          1997
                                                                         ----------    ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                     $   (3,846)   $    1,768    $    2,071    $      602
     Reconciliation of net income (loss) to net cash provided by operating activities-
     Depreciation and amortization                                            4,686         3,088         2,855         2,514
     Gain on disposal of assets                                                (121)           --            --            --
     Deferred compensation on restricted units                                  509            --            --            --
     Undistributed earnings of affiliates                                        67            --            --            --
     Minority interest                                                          700            --            --            --
     Deferred income taxes                                                       --           517           444           326
     Changes in assets and liabilities, net of effect of acquisitions:
       Accounts receivable                                                   (5,109)       (2,051)          698           869
       Trading asset                                                         (3,909)
       Inventories                                                           (7,274)         (413)          255           443
       Prepaid expenses                                                         142            51            22           (87)
       Intangibles and other assets                                              --           (97)           --           (95)
       Accounts payable to related parties                                    5,057         6,064         4,226         4,546
       Accounts payable                                                      17,976           511          (300)         (194)
       Accrued and other current liabilites                                   5,630           (85)       (1,052)       (1,242)
                                                                         ----------    ----------    ----------    ----------
         Net cash provided by operating activities                           14,508         9,353         9,219         7,682
                                                                         ----------    ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired                        (177,067)       (1,015)       (1,719)           --
   Capital expenditures                                                      (3,559)       (6,176)       (5,328)       (4,497)
   Other                                                                     (2,411)           --            --            --
                                                                         ----------    ----------    ----------    ----------
         Net cash used in investing activities                             (183,037)       (7,191)       (7,047)       (4,497)
                                                                         ----------    ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                 193,032            --            --            --
   Principal payments on debt                                               (67,898)           --          (346)       (7,811)
   Net proceeds from issuance of common units                                22,924            --            --            --
   Net proceed from issuance of subordinated units                           27,279
   Debt issuance costs                                                       (1,052)
   Capital contributions                                                        581            --            --         4,250
   Dividends paid to parent                                                  (1,513)       (2,257)       (1,971)           --
                                                                         ----------    ----------    ----------    ----------
         Net cash provided by (used in ) financing activities               173,353        (2,257)       (2,317)       (3,561)
                                                                         ----------    ----------    ----------    ----------

INCREASE (DECREASE) IN CASH                                                   4,824           (95)         (145)         (376)

CASH, beginning of period                                                        21           116           261           637
                                                                         ----------    ----------    ----------    ----------

CASH, end of period                                                      $    4,845    $       21    $      116    $      261
                                                                         ==========    ==========    ==========    ==========

NONCASH FINANCING ACTIVITIES:
   Notes payable incurred on noncompete agreements                       $      809    $      200    $      253    $      500
                                                                         ==========    ==========    ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for interest                              $      581    $       --    $       --    $       --
                                                                         ==========    ==========    ==========    ==========
   Cash paid to parent for income taxes under tax sharing
     agreement, net                                                      $    1,028    $      851    $      582    $      403
                                                                         ==========    ==========    ==========    ==========


                 The accompanying notes are an integral part of
                           these financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                         (FORMERLY PEOPLES GAS COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
          (Dollar amounts in thousands, except unit and per unit data)
                     (Unaudited as to August 31, 1999 data)



1.       OPERATIONS AND ORGANIZATION:

In August 2000, TECO Energy, Inc., Atmos Energy Corporation, Piedmont Natural Gas Co., Inc., and AGL Resources, Inc. contributed each company's propane operations, Peoples Gas Company ("Peoples Gas"), United Cities Propane Gas, Inc. ("United Cities"), Piedmont Propane Company ("Piedmont") and AGL Propane, Inc., ("AGL") respectively, to U.S. Propane L.P., ("U.S. Propane") in exchange for equity interests in U.S. Propane. The merger was accounted for as an acquisition using the purchase method of accounting with Peoples Gas being the acquirer. Accordingly, Peoples Gas' assets and liabilities were recorded at historical cost and the assets and liabilities of United Cities, Piedmont and AGL were recorded at fair market value, as determined based on a valuation and appraisal. The purchase allocations were as follows:

     Purchase price of Piedmont, AGL and United Cities         $  112,338
     Net book value of Piedmont, AGL and United Cities             82,765
                                                               ----------
     Step-up of net book value, allocated to property,
       plant and equipment                                     $   29,573
                                                               ==========

In August 2000, U.S. Propane acquired all of the outstanding common stock of Heritage Holdings, Inc., ("General Partner"), the General Partner of Heritage Propane Partners, L.P. for $120,000. By virtue of Heritage Holdings, Inc.'s general partner and limited partner interests in Heritage Propane Partners, L.P., U.S. Propane gained control of Heritage Propane Partners, L.P. Simultaneously, U.S. Propane transferred its propane operations, consisting of its interest in four separate limited liability companies, AGL Propane, L.L.C., Peoples Gas Company, L.L.C., United Cities Propane Gas, L.L.C. and Retail Propane Company, L.L.C. (former Piedmont operations), (collectively the "Propane LLCs"), to Heritage Propane Partners, L.P. for $181,395 plus working capital. The $181,395 was payable $139,552 in cash, $31,843 of assumed debt, and the issuance of 372,392 Common Units of Heritage Propane Partners, L.P. valued at $7,348 and a 1.0101 percent limited partnership interest in Heritage Propane Partners, L.P.'s operating partnership, Heritage Operating, L.P., valued at $2,652. The purchase price and the exchange price for the Common Units were approved by an independent committee of the Board of Directors of Heritage Holdings, Inc. The exchange price for the Common Units was $19.73125 per unit under a formula based on the average closing price of Heritage Propane Partners L.P.'s Common Units on the New York Stock Exchange for the twenty (20) day period beginning ten (10) days prior to the public announcement of the transaction on June 15, 2000 (the "Formula Price"). The working capital adjustment is anticipated to be settled in December 2000. An additional payment of $5,000 has been accrued at August 31, 2000 for the working capital adjustment. To the extent the final payment is more or less than $5,000, goodwill recorded in the transaction will be adjusted.

Concurrent with the acquisition, Heritage Propane Partners, L.P. borrowed $180,000 from several institutional investors and sold 1,161,814 Common Units and 1,382,514 Class B Subordinated Units in a private placement to the former shareholders of Heritage Holdings, Inc. based on the Formula Price resulting in net proceeds of $50,203. The total of these proceeds were utilized to finance the transaction and retire a portion of existing debt.

The merger was accounted for as a reverse acquisition in accordance with Accounting Principles Board Opinion No. 16. The propane operations of Heritage Propane Partners, L.P. prior to the series of transactions with U.S. Propane are referred to as Predecessor Heritage. Although Predecessor Heritage is the surviving entity for legal purposes, U.S. Propane's propane operations is the acquirer for accounting purposes. The assets and liabilities of Predecessor Heritage have been recorded at fair value to the extent acquired by U.S. Propane's propane operations, approximately 36 percent, in accordance with Emerging Issues Task Force Issue No. 90-13, "Accounting for Simultaneous Common Control Mergers." The assets and liabilities of U.S. Propane have been recorded at historical cost, as recorded in the U.S. Propane transaction described above. The combined operations of Predecessor Heritage and U.S. Propane are referred to herein as "Heritage." Although the equity accounts of Peoples Gas survive the merger, Predecessor Heritage's partnership structure and partnership units survive. Accordingly, the equity accounts of Peoples Gas have been restated based on the general partner interest and common units received by Peoples Gas in the merger.

The excess purchase price over Predecessor Heritage's cost was determined as follows:

     Net book value of Predecessor Heritage at August 9, 2000    $   35,716
     Equity investment                                               50,203
                                                                 ----------
                                                                     85,919
     Percent of Predecessor Heritage acquired by U.S. Propane           36%
                                                                 ----------
     Equity interest acquired                                    $   30,931
                                                                 ==========

     Purchase price                                              $  120,000
     Equity interest acquired                                        30,931
                                                                 ----------
     Excess purchase price over Predecessor Heritage cost        $   89,069
                                                                 ==========

The excess purchase price over Predecessor Heritage cost was allocated as follows:

     Property, plant and equipment (25 year life)                $   11,180
     Customer lists (15 year life)                                    5,935
     Goodwill (30 year life)                                         71,954
                                                                 ----------
                                                                 $   89,069
                                                                 ==========

The accompanying financial statements for the eight month period ended August 31, 2000 include the results of operations for Peoples Gas and the results of operations of Predecessor Heritage, Piedmont, AGL and United Cities beginning August 10, 2000. The financial statements of Peoples Gas are the financial statements of the registrant as Peoples Gas was the acquirer in the transaction in which U.S. Propane was formed. The accompanying financial statements for the periods ended December 31, 1999, 1998 and 1997 have been presented on a carve-out basis and reflect the historical results of operations, financial position and cash flows of Peoples Gas. As discussed further in Note 9, certain expenses in the financial statements include allocations from TECO Energy, Inc. ("TECO" or "Parent Company") and other wholly-owned subsidiaries of the Parent Company (individually, a "Related Company" and collectively, the "Related Companies"). Management believes that the allocations were made on a reasonable basis; however, the allocations of costs and expenses do not necessarily indicate the costs that would have been incurred by Peoples Gas on a stand-alone basis. Also, the financial statements may not necessarily reflect what the financial position, results of operations and cash flows of Peoples Gas would have been if Peoples Gas had been a separate, stand-alone company during the periods presented.

The following unaudited pro forma consolidated results of operations are presented as if the series of transactions with U.S. Propane and Predecessor Heritage had been made at the beginning of the periods presented.


                                                                      8-months             12-months
                                                                       Ended                 Ended
                                                                  August 31, 2000      December 31, 1999
                                                                  ---------------      -----------------
         Net revenues                                                $   316,555           $   299,600
         Net income (loss)                                           $     4,712           $    (1,662)
         Basic and diluted earnings (loss) per common unit           $       .36            $     (.14)


The pro forma consolidated results of operations include adjustments to give effect to amortization of goodwill, interest expense on acquisition and assumed debt and certain other adjustments, including the elimination of income taxes. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been made at the beginning of the periods presented or the future results of the combined operations.

Peoples Gas had a fiscal year-end of December 31, however, Heritage will continue to have Predecessor Heritage's August 31 year-end. Accordingly, the eight-month period ended August 31, 2000 is a transition period under the rules of the Securities and Exchange Commission.

In order to simplify Heritage's obligation under the laws of several jurisdictions in which Heritage conducts business, Heritage's activities are conducted through a subsidiary operating partnership, Heritage Operating, L.P. (the "Operating Partnership"). Heritage holds a 97.9798 percent limited partner interest in the Operating Partnership. In addition, the General Partner and U.S. Propane each hold a 1.0101 percent limited partner interest in the Operating Partnership.

The Operating Partnership sells propane and propane-related products to more than 485,000 retail customers in 28 states throughout the United States. Heritage is also a wholesale propane supplier in the southwestern and southeastern United States and in Canada, the latter through participation in M-P Energy Partnership. M-P Energy Partnership is a Canadian partnership primarily engaged in lower-margin wholesale distribution in which Heritage owns a 60 percent interest. Heritage grants credit to its customers for the purchase of propane and propane-related products.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET DETAIL:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Heritage include the accounts of its subsidiaries, including Heritage Operating, L.P. ("Operating Partnership"), M-P Energy Partnership, Heritage Energy Resources, L.L.C. ("Resources") and the Propane LLCs. Heritage accounts for its 50 percent partnership interest in Bi-State Partnership, another propane retailer, under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. The General Partner's 1.0101 percent general partner interest and U.S. Propane's 1.0101 percent limited partner interest in the Operating Partnership are accounted for in the consolidated financial statements as minority interests.

REVENUE RECOGNITION

Sales of propane, propane appliances, parts and fittings are recognized at the later of the time of delivery of the product to the customer or the time of sale or installation. Revenue from service labor is recognized upon completion of the service, and tank rent is recognized ratably over the period it is earned.

INVENTORIES

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using weighted-average cost, while the cost of appliances, parts and fittings is determined by the first-in, first-out method. Inventories consisted of the following:

                                                  August 31,    December 31,
                                                     2000           1999
                                                  ----------    ------------

       Fuel                                       $   30,882     $    1,315
       Appliances, parts and fittings                  8,163             69
                                                  ----------     ----------
                                                  $   39,045     $    1,384
                                                  ==========     ==========

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed as incurred. Additionally, Heritage capitalizes certain costs directly related to the installation of company-owned tanks, including internal labor costs. Components and useful lives of property, plant and equipment were as follows:

                                                          August 31,     December 31,
                                                             2000            1999
                                                         ------------    ------------
Land and improvements                                    $     16,648    $        719
Buildings and improvements (10 to 30 years)                    22,483           1,673
Bulk storage, equipment and facilities (3 to 30 years)         28,210           2,393
Tanks and other equipment (5 to 30 years)                     241,934          42,206
Vehicles (5 to 10 years)                                       41,125           6,248
Furniture and fixtures (5 to 10 years)                          5,262           1,391
Other                                                           2,995             522
                                                         ------------    ------------
                                                              358,657          55,152
Less -- Accumulated depreciation                              (23,948)        (20,657)
                                                         ------------    ------------
                                                              334,709          34,495
Plus -- Construction work-in-process                            4,657           1,568
                                                         ------------    ------------
     Property, plant and equipment, net                  $    339,366    $     36,063
                                                         ============    ============



INTANGIBLES AND OTHER ASSETS

Intangibles and other assets are stated at cost net of amortization computed on the straight-line method. Heritage eliminates from its balance sheet any fully amortized intangibles and the related accumulated amortization. Components and useful lives of intangibles and other assets were as follows:

                                                     August 31,    December 31,
                                                        2000           1999
                                                     ----------    ------------

       Goodwill (30 years)                           $  119,588     $       --
       Noncompete agreements (10 to 15 years)            30,665          1,295
       Customer lists (15 years)                         32,678            200
       Other                                              4,808             81
                                                     ----------     ----------
                                                        187,739          1,576
       Less - Accumulated amortization                   (1,990)          (558)
                                                     ----------     ----------
            Intangibles and other assets, net        $  185,749     $    1,018
                                                     ==========     ==========


LONG-LIVED ASSETS

Heritage reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of long-lived assets is not recoverable, Heritage reduces the carrying amount of such assets to fair value. No impairment of long-lived assets was required during the period ended August 31, 2000 or the years ended December 31, 1999, 1998 and 1997.

ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following:

                                              August 31,     December 31,
                                                 2000           1999
                                             ------------   ------------
Interest payable                             $      4,647   $         --
Wages and payroll taxes                             3,337             90
Deferred tank rent                                  2,568            278
Customer deposits                                   2,220            800
Taxes other than income                             2,523             --
U.S. Propane working capital payable                5,000             --
Other                                               4,387             81
                                             ------------   ------------
     Accrued and other current liabilities   $     24,682   $      1,249
                                             ============   ============


INCOME TAXES

For the years ended December 31, 1999, 1998 and 1997, Peoples Gas followed the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred income taxes are recorded based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are received and liabilities are settled. TECO has retained all tax liabilities related to Peoples Gas that may have existed as of August 9, 2000.

Heritage is a limited partnership. As a result, Heritage's earnings or loss for federal income tax purposes is included in the tax returns of the individual partners. Accordingly, because of the merger, no recognition has been given to income taxes in the accompanying financial statements of Heritage for the period ended August 31, 2000 except those incurred by Peoples Gas prior to the transaction with Predecessor Heritage. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unit holders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the partnership agreement.


INCOME (LOSS) PER LIMITED PARTNER UNIT

Basic net income (loss) per limited partner unit is computed by dividing net income (loss), after considering the General Partner's one percent interest, by the weighted average number of Common and Subordinated Units outstanding. For the transition period ended August 31, 2000, diluted net loss per limited partner unit is the same as basic net loss per limited partner unit because the 5,000 Restricted Units ("Phantom Units") granted that remain unvested under the Restricted Unit Plan (see Note 7) were anti-dilutive due to the net loss for the period.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain 1999, 1998, and 1997 amounts have been reclassified to conform with the 2000 presentation. These reclassifications have no impact on net income.

FAIR VALUE

The carrying amount of accounts receivable and accounts payable approximates their fair value. Based on the estimated borrowing rates currently available to Heritage for long-term loans with similar terms and average maturities, the aggregate fair value at August 31, 2000 of long-term debt approximates the aggregate carrying amount.

RECENTLY ISSUED ACCOUNTING STANDARD NOT YET ADOPTED

At the date of acquisition of Predecessor Heritage, TECO and Peoples Gas had not yet adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, and for hedging activities, be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Predecessor Heritage previously applied the provisions of SFAS 133. Accordingly, since Peoples Gas is the accounting acquirer, Predecessor Heritage discontinued applying the provisions of SFAS 133 as of August 10, 2000.

SFAS 133 is effective for fiscal years beginning after June 15, 2000, which would be Heritage's fiscal year 2001 beginning September 1, 2000. Heritage has evaluated the impact of adopting SFAS 133 and does not expect it to have a significant impact on its reported financial condition, results of operations and cash flows. Heritage entered into certain financial swap instruments during the period ended August 31, 2000 that have been designated as cash flow hedging instruments in accordance with SFAS 133. Financial swaps are a contractual agreement to exchange obligations of money between the buyer and seller of the instruments as propane volumes during the pricing period are purchased. The swaps are tied to a set fixed price for the buyer and floating price determinants for the seller priced on certain indices. Heritage entered into these instruments to hedge the forecasted propane volumes to be purchased during each of the one-month periods ending October 2000 through March 2001. Heritage utilizes hedging transactions to provide price protection against significant fluctuations in propane prices. These instruments had an unrecorded fair value of $5,659 as of August 31, 2000. Upon adoption of SFAS 133, Heritage will recognize the fair value of these instruments on the balance sheet through other comprehensive income. Heritage will then reclassify into earnings the gain or loss that is reported in accumulated other comprehensive income as the related physical transactions occur.

TRADING ACTIVITIES

Heritage trades financial instruments for its own account through Heritage Energy Resources ("Resources"). Financial instruments utilized in connection with trading activities are accounted for using the mark-to-market method. Under the mark-to-market method of accounting, forwards, swaps, options and storage contracts are reflected at fair value, and are shown in the consolidated balance sheet as assets and liabilities from trading activities. Unrealized gains and losses from the financial contracts and the impact of price movements are recognized in the income statement as other income (expense). Changes in the assets and liabilities from trading activities result primarily from changes in the market prices, newly originated transactions and the timing of settlement. Resources attempts to balance its contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on assessment of anticipated market movements.

Heritage has recorded its trading activities at fair value in accordance with Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" ("EITF 98-10"). EITF 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings.

Notional Amounts and Terms -

The notional amounts and terms of these financial instruments as of August 31, 2000 include fixed price payor for 898 thousand barrels and 285 thousand barrels of propane and butane, respectively and fixed price receiver of 858 thousand barrels and 285 thousand barrels of propane and butane, respectively. Notional amounts reflect the volume of the transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure Heritage's exposure to market or credit risks.

Fair Value --

The fair value of the financial instruments related to trading activities as of August 31, 2000, was assets of $4,133 and liabilities of $3,684. The income related to trading activities for the period ended August 31, 2000, was $724.

Market and Credit Risk --

Inherent in the resulting contractual portfolio is certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counterparties to a contract. Heritage and Resources take active roles in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. Heritage monitors market risk through a variety of techniques, including routine reporting to senior management. Heritage attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures.

The market prices used to value these transactions reflect management's best estimate considering various factors including closing average spot prices for the current and outer months plus a differential to consider time value and storage costs.

3.       ACQUISITIONS:

In August 2000, Heritage purchased substantially all of the assets of two companies for $1,887 in cash and noncompete agreements with the prior owners for $309. In January 2000, Peoples Gas purchased substantially all of the fixed assets of a company for approximately $3,300 in cash and noncompete agreements with the prior owners for $500. In July 1999, Peoples Gas purchased substantially all of the inventory and fixed assets of a company for approximately $1,015 in cash and noncompete agreements with the prior owners for $200. In January 1998, Peoples Gas purchased substantially all of the fixed assets of two companies for $1,719 in cash and noncompete agreements with the prior owners for $253. The results of operations of the acquired entities have been included in Heritage's or Peoples Gas' financial statements from the date of acquisition.

Effective January 1998, TECO completed its merger with Griffis, Inc. and U.S. Propane, Inc. and issued approximately 600,000 shares of its common stock for total consideration of approximately $15,000. Concurrent with the merger, Griffis, Inc. and U.S. Propane, Inc. were merged into Peoples Gas Company. This merger was accounted for as a pooling of interests and, accordingly, Peoples Gas' statements of operations and related earnings and cash flows for the period ended December 31, 1998 and 1997 include the results of Griffis, Inc. and U.S. Propane, Inc.

4.       INCOME TAXES:

Prior to the transaction with Predecessor Heritage, Peoples Gas filed a consolidated federal income tax return with TECO and included in its statements of operations, a provision for income taxes calculated on a separate return basis, based on a tax sharing agreement.

The provision for income taxes for the period ended August 31, 2000 and the years ended December 31, 1999, 1998, and 1997, was comprised of the following:


                                              2000       1999       1998       1997
                                            --------   --------   --------   --------
Federal income taxes:
    Current                                 $    326   $    524   $    830   $     45
    Deferred                                      --        443        381        280

State income taxes:
    Current                                       53         86        138          7
    Deferred                                      --         74         63         46
                                            --------   --------   --------   --------
         Total provision for income taxes   $    379   $  1,127   $  1,412   $    378
                                            ========   ========   ========   ========

The income tax effect of temporary differences comprising the deferred tax liability on the accompanying balance sheet is a result of the following at December 31, 1999:

Depreciation and amortization              $      8,717
Deferred revenue                                   (104)
Other                                              (157)
                                           ------------
                                           $      8,456
                                           ============

Income taxes differ from amounts computed by applying the statutory rates to pre-tax income as follows:

                                                       2000        1999       1998       1997
                                                     --------    --------   --------   --------
Federal income taxes at statutory rate of 35%        $ (1,213)   $  1,013   $  1,219   $    343
Non-deductible partnership losses                       1,484          --         --         --
State income tax, net                                      34         104        130         35
Other, net                                                 74          10         63         --
                                                     --------    --------   --------   --------
         Provision for income taxes                  $    379    $  1,127   $  1,412   $    378
                                                     ========    ========   ========   ========

5.       WORKING CAPITAL FACILITY AND LONG-TERM DEBT:

Long-term debt consists of the following:            August 31,   December 31,
                                                        2000          1999
                                                     ----------   ------------
8.55% Senior Secured Notes                           $  120,000    $       --

Medium Term Note Program:

  7.17% Series A Senior Secured Notes                    12,000            --
  7.26% Series B Senior Secured Notes                    20,000            --
  6.50% Series C Senior Secured Notes                     4,286            --
  6.59% Series D Senior Secured Notes                     5,000            --
  6.67% Series E Senior Secured Notes                     5,000            --

Senior Secured Promissory Notes:

  8.47% Series A Senior Secured Notes                    16,000            --
  8.55% Series B Senior Secured Notes                    32,000            --
  8.59% Series C Senior Secured Notes                    27,000            --
  8.67% Series D Senior Secured Notes                    58,000            --
  8.75% Series E Senior Secured Notes                     7,000            --
  8.87% Series F Senior Secured Notes                    40,000            --


Senior Revolving Acquisition Facility                     1,900            --

  Notes Payable on noncompete agreements
  with interest imputed at rates averaging 8%,
  due in installments through 2010, collateralized
  by a first security lien on certain assets of
  Heritage                                               15,107           525

Other                                                     1,285            --

Current maturities of long-term debt                     (2,588)           --
                                                     ----------    ----------
                                                     $  361,990    $      525
                                                     ==========    ==========

Maturities of the Senior Secured Notes, the Medium Term Note Program and the Senior Secured Promissory Notes are as follows:

         8.55% Senior Notes:      mature at the rate of $12,000 on June 30 in
                                  each of the years 2002 to and including 2011.

         Medium Term Note Program:

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



         Senior Secured Promissory Notes:

         Series A Notes:          mature at the rate of $3,200 on August 15 in
                                  each of the years 2003 to and including 2007.

         Series B Notes:          mature at the rate of $4,571 on August 15 in
                                  each of the years 2004 to and including 2010.

         Series C Notes:          mature at the rate of $5,750 on August 15 in
                                  each of the years 2006 to and including 2007, $4,000 on August 15, 2008 and $5,750 on August
                                  15, 2009 to and including 2010.

         Series D Notes:          mature at the rate of $12,450 on August 15 in
                                  each of the years 2008 and 2009, $7,700 on August 15, 2010, $12,450 on August 15, 2011
                                  and $12,950 on August 15, 2012.

         Series E Notes:          mature at the rate of $1,000 on August 15 in
                                  each of the years 2009 to and including 2015.

         Series F Notes:          mature at the rate of $3,636 on August 15 in
                                  each of the years 2010 to and including 2020.

The Note Purchase Agreement, the Medium Term Note Program and the Senior Secured Promissory Notes contain restrictive covenants including limitations on substantial disposition of assets, changes in ownership of Heritage and additional indebtedness and require the maintenance of certain financial ratios. At August 31, 2000, Heritage was in compliance with all covenants. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the common stock of Heritage's subsidiaries secure the notes.

Effective August 31, 2000, Heritage entered into the Third Amendment to First Amended and Restated Credit Agreement, with various financial institutions that amended existing credit agreements. The terms of the Agreement as amended are as follows:

         A $50,000 Senior Revolving Working Capital Facility, expiring June 30, 2002, with $24,200 outstanding at August 31, 2000. The interest rate and interest payment dates vary depending on the terms Heritage agrees to when the money is borrowed. The weighted average interest rate was
         8.25 percent for the amount outstanding at August 31, 2000. Heritage must be free of all working capital borrowings for 30 consecutive days each fiscal year. The maximum commitment fee payable on the unused portion of the facility is .375 percent.

         A $50,000 Senior Revolving Acquisition Facility is available through December 31, 2001, at which time the outstanding amount must be paid in ten equal quarterly installments, beginning March 31, 2002. The interest rate and interest payment dates vary depending on the terms

         Heritage agrees to when the money is borrowed. The average interest rate was 8.25 percent on the $1,900 amount outstanding at August 31, 2000. The maximum commitment fee payable on the unused portion of the facility is .375 percent.

Future maturities of long-term debt for each of the next five fiscal years and thereafter are $2,588 in 2001; $15,837 in 2002; $19,169 in 2003; $25,965 in
2004; $25,425 in 2005 and $275,594 thereafter.

6.       COMMITMENTS AND CONTINGENCIES:

Certain property and equipment is leased under noncancelable leases, which require fixed monthly rental payments and expire at various dates through 2008. Rental expense under these leases totaled approximately $245 and $91 for the eight months ended August 31, 2000 and 1999, respectively, and $184 for fiscal 1999, $119 for fiscal 1998 and $181 for fiscal 1997, and has been included in operating expenses in the accompanying statements of operations. Fiscal year future minimum lease commitments for such leases are $1,946 in 2001; $1,349 in 2002; $1,201 in 2003; $892 in 2004; $737 in 2005 and $529 thereafter.

Heritage is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against Heritage. In the opinion of management, all such matters are covered by insurance, are without merit or involve amounts, which, if resolved unfavorably, would not have a significant effect on the financial position or results of operations of Heritage.

Heritage has entered into several purchase and supply commitments with varying terms as to quantities and prices, which expire at various dates through March 2001.

7.       PARTNERS' CAPITAL:

The Agreement of Limited Partnership of Heritage Propane Partners, L.P. ("Partnership Agreement") contains specific provisions for the allocation of net earnings and loss to each of the partners for purposes of maintaining the partner capital accounts. During the Subordination Period (as defined below), Heritage may issue up to 2,012,500 additional Common Units (excluding Common Units issued in connection with conversion of Subordinated Units into Common Units) or an equivalent number of securities ranking on a parity with the Common Units and an unlimited number of partnership interests junior to the Common Units without a Unitholder vote. Heritage may also issue additional Common Units during the Subordination Period in connection with certain acquisitions or the repayment of certain indebtedness.

QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

Heritage is expected to make quarterly cash distributions of all of Available Cash, generally defined as consolidated cash receipts less consolidated operating expenses, debt service payments, maintenance capital expenditures and net changes in reserves established by the General Partner for future requirements. These reserves are retained to provide for the proper conduct of Heritage business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters.

Distributions by Heritage in an amount equal to 100 percent of Available Cash will generally be made 97 percent to the Common, Subordinated and Class B Subordinated Unitholders, 1.0101 percent to U.S. Propane for its limited partner interest in the Operating Partnership and 1.9899 percent to the General Partner, subject to the payment of incentive distributions to the holders of Incentive Distribution Rights to the extent that certain target levels of cash distributions are achieved. To the extent there is sufficient Available Cash, the holders of Common Units have the right to receive the Minimum Quarterly Distribution ($.50 per Unit), plus any arrearages, prior to any distribution of Available Cash to the holders of Subordinated Units. Common Units will not accrue arrearages for any quarter after the Subordination Period and Subordinated Units will not accrue any arrearages with respect to distributions for any quarter.

In general, the Subordination Period will continue indefinitely until the first day of any quarter beginning after May 31, 2001, in which distributions of Available Cash equal or exceed the Minimum Quarterly Distribution ("MQD") on the Common Units and the Subordinated Units for each of the three consecutive four-quarter periods immediately preceding such date. Pursuant to the terms of the Partnership Agreement, Predecessor Heritage converted 925,736 Subordinated Units to Common Units on July 7, 1999 and an additional 925,736 on July 5, 2000. The conversion of these units was dependent on meeting certain cash performance and distribution requirements during the period that commenced with Predecessor Heritage's public offering in June 1996. The subordination period applicable to the remaining Subordinated Units will end the first day of any quarter ending after May 31, 2001, in which certain cash performance and distribution requirements have been met. Upon expiration of the Subordination Period, all remaining Subordinated Units will convert to Common Units.

Heritage is expected to make distributions of its Available Cash within 45 days after the end of each fiscal quarter ending November, February, May and August to holders of record on the applicable record date. A pro rata MQD of $.353 per Common and Subordinated Unit was made by Predecessor Heritage on October 15, 1996 for the two month period between Predecessor Heritage's initial public offering and the fourth quarter ended August 31, 1996. The MQD was made to the Common and Subordinated Unitholders for the quarters ended November 30, 1996 through August 31, 1998. For the quarter ended November 30, 1998 a quarterly distribution of $.5125 was paid by Predecessor Heritage to the Common and Subordinated Unitholders. For each of the quarters ended February 28, 1999 through May 31, 2000 quarterly distributions of $.5625 were paid by Predecessor Heritage to the Common and Subordinated Unitholders. The distribution of $.575 per Common and Subordinated Unit for the quarter ended August 31, 2000 (based on Predecessor Heritage's fiscal year-end), was declared on September 28, 2000, payable on October 16, 2000, to Unitholders of record as of October 9, 2000. The quarterly distributions for the quarters ended February 28, 1999 through and together with August 31, 2000 included incentive distributions payable to the General Partner to the extent the quarterly distribution exceeded $.55 per unit.

RESTRICTED UNIT PLAN

The General Partner adopted a Restricted Unit Plan (the "Restricted Unit Plan") for certain directors and key employees of the General Partner and Predecessor Heritage effective June 1996. Rights to acquire 146,000 Common Units ("Phantom Units") are available under the Restricted Unit Plan and may be granted to employees from time to time at the discretion of the Restricted Unit Plan Committee. Commencing on September 1, 1996 and on each September 1 thereafter that the Restricted Unit Plan is in effect, each director who is in office automatically receives 500 units except for directors who are employees of Heritage Holdings, Inc., Atmos, AGL, TECO and Piedmont, or their affiliates. The Phantom Units vest upon, and in the same proportions as (1) the conversion of Subordinated Units into Common Units or (2) if later, the third anniversary of their grant date, and (3) terms and conditions specified by each grant. During fiscal 2000, 21,300 of these Phantom Units were granted by Predecessor Heritage to non-employee directors and key employees of Predecessor Heritage. During fiscal 1999 and 1998, 21,300 and 20,200, respectively, of these Phantom Units were granted to non-employee directors and key employees of Predecessor Heritage. As of August 31, 2000, 80,800 Phantom Units have been awarded, of which 4,500 grants vested pursuant to the vesting rights of the Restricted Unit Plan and 71,300 vested in accordance with the change of control that occurred with the General Partner. Compensation expense of $509 was recognized in the period ended August 31, 2000 on the units, which vested due to the change in control of the General Partner. Individuals holding the remaining 5,000 grants waived their rights to vesting under the change of control and compensation cost related to such units will be recognized over the vesting period of the related awards. Subsequent to August 31, 2000, 750 additional Phantom Units vested pursuant to the vesting rights of the Restricted Unit Plan and Common Units were issued. Heritage applies APB Opinion No. 25, "Accounting for Stock Issued to Employees". Heritage follows the disclosure only provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation". Pro-forma net income and net income per limited partner unit under the fair value method of accounting for equity instruments under SFAS No. 123 would be the same as reported net income and net income per limited partner unit.

8.       PROFIT SHARING AND 401(k) SAVINGS PLAN:

Heritage sponsors a defined contribution profit sharing and 401(k) savings plan (the "Plan"), which covers all employees subject to service period requirements. Contributions are made to the Plan at the discretion of the Board of Directors. Heritage did not recognize any expense under the profit sharing provision of the Plan during the period ended August 31, 2000.

9.       RELATED PARTY TRANSACTIONS:

Heritage has no employees and is managed by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Heritage, and all other necessary or appropriate expenses allocable to Heritage or otherwise reasonably incurred by the General Partner in connection with operating Heritage's business. These costs, which totaled approximately $5,977 for the period ended August 31, 2000, include compensation and benefits paid to officers and employees of the General Partner.

The Parent Company and Related Companies of Peoples Gas performed certain services for Peoples Gas, which were billed at actual cost. In addition, common general and administrative salary and other operating costs and expenses were allocated to Peoples Gas based upon methods considered reasonable by management. Such charges for employee services amounted to $1,836 and $1,697 for the eight months ended August 31, 2000 and 1999, respectively, and $2,906, $2,160 and $ 1,316 for the years ended 1999, 1998, and 1997, respectively. Accounts payable to related companies are non-interest bearing. At August 31, 2000, accounts payable to related parties included amounts payable from Heritage to the General Partner of $2,675 and $1,139 payable to Bi-State Partnership.

Employees of Peoples Gas participated in the non-contributory defined benefit retirement plan and postretirement benefit plan of the Parent Company, which covered substantially all full-time employees. Peoples Gas' share of the Parent Company's annual pension, postretirement benefit, and medical and dental expenses amounted to $376 and $588 for the eight months ended August 31, 2000 and 1999, respectively and $1,067, $821 and $820 in fiscal 1999, 1998, and 1997 respectively.

10.      REPORTABLE SEGMENTS:

Heritage's financial statements reflect four reportable segments: the domestic retail operations of Heritage, the domestic wholesale operations of Heritage, the foreign wholesale operations of M-P Energy Partnership, and the trading activities of Resources. Heritage's reportable domestic and wholesale fuel segments are strategic business units that sell products and services to different types of users; retail and wholesale customers. Intersegment sales by the foreign wholesale segment to the domestic segment are priced in accordance with the partnership agreement. Resources is a trading company that buys and sells financial instruments for their own account. Heritage manages these segments separately as each segment involves different distribution, sale and marketing strategies. Heritage evaluates the performance of its operating segments based on operating income. The operating income below does not reflect domestic and foreign selling, general, and administrative expenses of $1,019 for the period ended August 31, 2000. The following table presents financial information by segment for the following periods:


                               For the Eight Months Ended
                                        August 31,                 For Years Ended December 31,
                               --------------------------     ----------------------------------------
                                  2000            1999           1999           1998           1997
                               ----------      ----------     ----------     ----------     ----------
                                              (Unaudited)
Gallons:
   Domestic retail fuel            38,268          22,118         33,608         30,921         29,077
   Domestic wholesale fuel            562              --             --             --             --
   Foreign wholesale fuel              --
     Affiliated                     5,118              --             --             --             --
     Unaffiliated                   6,245              --             --             --             --
   Elimination                     (5,118)             --             --             --
                               ----------      ----------     ----------     ----------     ----------
       Total                       45,075          22,118         33,608         30,921         29,077
                               ==========      ==========     ==========     ==========     ==========


                               For the Eight Months Ended
                                        August 31,                 For Years Ended December 31,
                               --------------------------     ----------------------------------------
                                  2000            1999           1999           1998           1997
                               ----------      ----------     ----------     ----------     ----------
Revenues:
   Domestic retail fuel        $   43,815      $   21,766     $   34,045     $   30,187     $   32,874
   Domestic wholesale fuel            415              --             --             --             --
   Foreign wholesale fuel              --              --             --             --             --
     Affiliated                     3,132              --             --             --             --
     Unaffiliated                   3,392              --             --             --             --
   Elimination                     (3,132)             --             --             --             --
   Trading  activities             12,262              --             --             --             --
   Other domestic revenues          3,188              --             --             --             --
                               ----------      ----------     ----------     ----------     ----------
       Total                   $   63,072      $   21,766     $   34,045     $   30,187     $   32,874
                               ==========      ==========     ==========     ==========     ==========

                                   For the Eight Months Ended
                                           August 31,                   For Years Ended December 31,
                                   --------------------------     ----------------------------------------
                                      2000            1999           1999           1998           1997
                                   ----------      ----------     ----------     ----------     ----------
Operating Income:
   Domestic retail                 $     (578)     $    2,666     $    2,885     $    3,961     $    1,370
   Domestic wholesale fuel                 17              --             --             --             --
   Foreign wholesale fuel                  --              --             --             --             --
     Affiliated                            --              --             --             --             --
     Unaffiliated                         142              --             --             --             --
   Elimination                             --              --             --             --             --
   Trading  activities                    724              --             --             --             --
                                   ----------      ----------     ----------     ----------     ----------
       Total                       $      305      $    2,666     $    2,885     $    3,961     $    1,370
                                   ==========      ==========     ==========     ==========     ==========

Total Assets:
   Domestic retail                 $  473,725      $   39,481     $   43,724     $   37,206     $   33,982
   Domestic wholesale                  12,790              --             --             --             --
   Foreign wholesale                    7,918              --             --             --             --
   Trading                              7,747              --             --             --             --
   Corporate                          113,599              --             --             --             --
                                   ----------      ----------     ----------     ----------     ----------
         Total                     $  615,779      $   39,481     $   43,724     $   37,206     $   33,982
                                   ==========      ==========     ==========     ==========     ==========


Depreciation and amortization:
   Domestic retail                 $    4,673      $    2,037     $    3,088     $    2,855     $    2,514
   Domestic wholesale                       8              --             --             --             --
   Foreign wholesale                        5              --             --             --             --
   Trading                                 --              --             --             --             --
                                   ----------      ----------     ----------     ----------     ----------
         Total                     $    4,686      $    2,037     $    3,088     $    2,855     $    2,514
                                   ==========      ==========     ==========     ==========     ==========


11.      QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized unaudited quarterly financial data is presented below. The sum of net income (loss) per unit by quarter may not equal the net income (loss) per unit for the year due to variations in the weighted average units outstanding used in computing such amounts. Heritage's business is seasonal due to weather conditions in its service areas. For further information on its effects on quarterly results, please see the "Weather and seasonality" discussion included in the "Management's Discussions and Analysis of Financial Conditions and Results of Operations" section herein.


                                      Quarter Ended             Two-months
Eight Months ended               -------------------------        Ended
   August 31, 2000:               March 31        June 30       August 31
                                 ----------     ----------      ----------
Revenues                         $   14,377     $    9,287      $   39,408
Operating income (loss)               2,413           (443)         (2,684)
Net income (loss)                     1,457           (335)         (4,968)
Basic and diluted net income
  (loss) per limited partner
  unit                           $      .84     $     (.19)     $     (.87)


                                                      Quarter Ended
                                 --------------------------------------------------------
Fiscal 1999:                      March 31        June 30     September 30    December 31
                                 ----------     ----------    ------------    -----------
Revenues                         $    9,705     $    7,295     $    6,912      $   10,133
Operating income (loss)               2,070            272            (12)            555
Net income (loss)                     1,321            170             (7)            284
Basic and diluted net income
    (loss) per limited partner
    unit                         $      .76     $      .10     $     (.00)     $      .16

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
   Heritage Propane Partners, L.P.:


We have audited the accompanying consolidated balance sheet of Heritage Propane Partners, L.P. ("Predecessor Heritage", a Delaware limited partnership) and subsidiaries as of August 31, 1999 and the related consolidated statements of operations, partners' capital and cash flows for the period ended August 9, 2000, and for each of the two years in the period ended August 31, 1999. These financial statements are the responsibility of Predecessor Heritage's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Propane Partners, L.P. ("Predecessor Heritage") and subsidiaries, as of August 31, 1999, and the results of their operations and their cash flows for the period ended August 9, 2000, and for each of the two years in the period ended August 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                              /s/ Arthur Andersen LLP


Tulsa, Oklahoma
    October 26, 2000

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                                  (PREDECESSOR)

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)


                                                                    August 31,
                                                                       1999
                                                                   ------------
                         ASSETS

CURRENT ASSETS:
   Cash                                                            $      1,679
   Accounts receivable                                                   11,635
   Inventories                                                           14,784
   Prepaid expenses                                                       1,169
                                                                   ------------
     Total current assets                                                29,267

PROPERTY, PLANT AND EQUIPMENT, net                                      155,219
INVESTMENT IN AFFILIATES                                                  5,202
INTANGIBLES AND OTHER ASSETS, net                                        73,270
                                                                   ------------

     Total assets                                                  $    262,958
                                                                   ============

            LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Working capital facility                                        $     19,900
   Accounts payable                                                      17,268
   Accrued and other current liabilities                                  8,302
   Current maturities of long-term debt                                   2,022
                                                                   ------------
     Total current liabilities                                           47,492

LONG-TERM DEBT, less current maturities                                 196,216
MINORITY INTEREST                                                           188
COMMITMENTS AND CONTINGENCIES                                                --
                                                                   ------------

     Total liabilities                                                  243,896
                                                                   ------------

PARTNERS' CAPITAL:
   Common unitholders (5,825,674 units issued and outstanding)           17,077
   Subordinated unitholders (2,777,207 units issued and
     outstanding)                                                         1,809
   General partner                                                          176
                                                                   ------------
     Total partners' capital                                             19,062
                                                                   ------------
     Total liabilities and partners' capital                       $    262,958
                                                                   ============


               The accompanying notes are an integral part of this
                        consolidated financial statement.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                                  (PREDECESSOR)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per unit and unit data)


                                                                              For the Years Ended
                                                        For the Period             August 31,
                                                        Ended August 9,    -----------------------------
                                                             2000              1999              1998
                                                        ---------------    ------------      ------------
REVENUES:
   Retail fuel                                           $    178,906      $    137,403      $    136,301
   Wholesale fuel                                              35,145            24,018            30,254
   Trading activities                                           4,300                --                --
   Other                                                       24,140            22,599            19,432
                                                         ------------      ------------      ------------
     Total revenues                                           242,491           184,020           185,987
                                                         ------------      ------------      ------------

COSTS AND EXPENSES:
   Cost of products sold                                      136,462            87,267            96,884
   Cost of trading activities                                   4,283                --                --
   Operating expenses                                          55,154            51,201            47,010
   Depreciation and amortization                               17,143            14,749            13,680
   Selling, general and administrative                          5,974             6,236             5,484
                                                         ------------      ------------      ------------
     Total costs and expenses                                 219,016           159,453           163,058
                                                         ------------      ------------      ------------

OPERATING INCOME                                               23,475            24,567            22,929

OTHER INCOME (EXPENSE):
   Interest expense                                           (17,664)          (15,915)          (14,599)
   Equity in earnings of affiliates                               614             1,005               707
   Gain on disposal of assets                                     514               722               534
   Other                                                           (3)             (263)             (305)
                                                         ------------      ------------      ------------

INCOME BEFORE MINORITY INTEREST                                 6,936            10,116             9,266

   Minority interest                                             (432)             (454)             (476)
                                                         ------------      ------------      ------------

NET INCOME                                                      6,504             9,662             8,790

GENERAL PARTNER'S INTEREST IN
   NET INCOME                                                      65                97                88
                                                         ------------      ------------      ------------

LIMITED PARTNERS' INTEREST IN
   NET INCOME                                            $      6,439      $      9,565      $      8,702
                                                         ============      ============      ============

BASIC NET INCOME PER LIMITED
   PARTNER UNIT                                          $        .66      $       1.11      $       1.04
                                                         ============      ============      ============

BASIC WEIGHTED AVERAGE NUMBER OF
   UNITS OUTSTANDING                                        9,712,927         8,589,335         8,332,351
                                                         ============      ============      ============

DILUTED NET INCOME PER LIMITED
   PARTNER UNIT                                          $        .66      $       1.11      $       1.04
                                                         ============      ============      ============

DILUTED WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING        9,788,093         8,645,958         8,365,334
                                                         ============      ============      ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                                  (PREDECESSOR)

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                        (in thousands, except unit data)



                                              Number of Units
                                        --------------------------        Common      Subordinated
                                          Common      Subordinated     Unitholders    Unitholders
                                        ----------    ------------     -----------    ------------
BALANCE, AUGUST 31, 1997                 4,285,000      3,702,943      $   11,295      $    9,417

Unit distribution                               --             --          (9,192)         (7,406)
Issuance of restricted Common Units        591,725             --          13,788              --
General Partner contribution                    --             --              --              --
Other                                           --             --              75             137
Net income                                      --             --           4,809           3,893
                                        ----------     ----------      ----------      ----------

BALANCE, AUGUST 31, 1998                 4,876,725      3,702,943          20,775           6,041

Unit distribution                               --             --         (12,428)         (5,924)
Issuance of restricted Common Units         23,213             --             502              --
General Partner contribution                    --             --              --              --
Conversion of Subordinated Units           925,736       (925,736)          1,510          (1,510)
Other                                           --             --             240             115
Net  income                                     --             --           6,478           3,087
                                        ----------     ----------      ----------      ----------

BALANCE, AUGUST 31, 1999                 5,825,674      2,777,207          17,077           1,809

Unit distribution                               --             --         (15,393)         (6,248)
Issuance of restricted Common Units        184,030             --           4,064              --
Issuance of Common Units                 1,200,000             --          24,054              --
General Partner contribution                    --             --              --              --
Conversion of Subordinated Units           925,736       (925,736)         (1,480)          1,480
Conversion of Phantom Units                  4,500             --              29             (28)
Other                                           --             --             283              75
Other comprehensive income - net
  Gain on hedging instruments                   --             --              --              --
Net income                                      --             --           5,246           1,193
                                        ----------     ----------      ----------      ----------

BALANCE, AUGUST 9, 2000                  8,139,940      1,851,471      $   33,880      $   (1,719)
                                        ==========     ==========      ==========      ==========


                                                        Accumulated
                                                           Other
                                                        Comprehensive  Total Partners'
                                       General Partner     Income         Capital
                                       ---------------  -------------  ---------------
BALANCE, AUGUST 31, 1997                 $      208      $       --     $   20,920

Unit distribution                              (167)             --        (16,765)
Issuance of restricted Common Units              --              --         13,788
General Partner contribution                    141              --            141
Other                                             3              --            215
Net income                                       88              --          8,790
                                         ----------      ----------     ----------

BALANCE, AUGUST 31, 1998                        273              --         27,089

Unit distribution                              (202)             --        (18,554)
Issuance of restricted Common Units              --              --            502
General Partner contribution                      5              --              5
Conversion of Subordinated Units                 --              --             --
Other                                             3              --            358
Net  income                                      97              --          9,662
                                         ----------      ----------     ----------

BALANCE, AUGUST 31, 1999                        176              --         19,062

Unit distribution                              (256)             --        (21,897)
Issuance of restricted Common Units              --              --          4,064
Issuance of Common Units                         --              --         24,054
General Partner contribution                    278              --            278
Conversion of Subordinated Units                 --              --             --
Conversion of Phantom Units                      (1)             --             --
Other                                             4              --            362
Other comprehensive income - net
  Gain on hedging instruments                    --           3,289          3,289
Net income                                       65              --          6,504
                                         ----------      ----------     ----------

BALANCE, AUGUST 9, 2000                  $      266      $    3,289     $   35,716
                                         ==========      ==========     ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                                  (PREDECESSOR)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                             For the
                                                                           Period Ended            For the Years Ended
                                                                             August 9,                 August 31,
                                                                               2000              1999              1998
                                                                           ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $      6,504      $      9,662      $      8,790
     Reconciliation of net income to net cash provided by
       operating activities-
     Depreciation and amortization                                               17,143            14,749            13,680
     Provision for losses on accounts receivable                                    328               338               435
     Gain on disposal of assets                                                    (514)             (722)             (534)
     Deferred compensation on restricted units                                      363               358               215
     Undistributed earnings of affiliates                                          (654)             (534)             (642)
     Minority interest                                                               91               (92)              (15)
     Changes in assets and liabilities, net of effect of acquisitions:
       Accounts receivable                                                       (7,138)             (848)            1,476
       Inventories                                                               (5,627)           (1,718)            1,789
       Prepaid expenses                                                            (541)              310               149
       Intangibles and other assets                                                (851)              883              (989)
       Accounts payable                                                           5,901             2,947            (1,025)
       Accrued and other current liabilites                                        (861)           (1,720)            1,203
                                                                           ------------      ------------      ------------
         Net cash provided by operating activities                               14,144            23,613            24,532
                                                                           ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired                             (46,801)          (17,931)          (23,276)
   Capital expenditures                                                         (12,931)          (14,974)           (9,359)
   Proceeds from asset sales                                                      1,449             2,106             5,511
                                                                           ------------      ------------      ------------
         Net cash used in investing activities                                  (58,283)          (30,799)          (27,124)
                                                                           ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                     159,070            85,250           129,147
   Principal payments on debt                                                  (116,918)          (59,673)         (110,119)
   Unit distribution                                                            (21,897)          (18,554)          (16,765)
   Net proceeds from issuance of common units                                    24,054                --                --
   Capital contribution from General Partner                                        278                 5               141
                                                                           ------------      ------------      ------------
         Net cash provided by financing activities                               44,587             7,028             2,404
                                                                           ------------      ------------      ------------

INCREASE (DECREASE) IN CASH                                                         448              (158)             (188)

CASH, beginning of period                                                         1,679             1,837             2,025
                                                                           ------------      ------------      ------------

CASH, end of period                                                        $      2,127      $      1,679      $      1,837
                                                                           ============      ============      ============

NONCASH FINANCING ACTIVITIES:
   Notes payable incurred on noncompete agreements                         $      3,575      $      3,332      $      6,393
   Issuance of restricted common units in connection
         with certain acquisitions                                         $      4,064      $        502      $     13,788
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                $     18,377      $     15,655      $     13,045
   Other comprehensive income                                              $      3,289      $         --      $         --


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                                  (PREDECESSOR)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollar amounts in thousands, except unit and per unit data)



1.  OPERATIONS AND ORGANIZATION:

Heritage Propane Partners, L.P. ("Predecessor Heritage") was formed April 24, 1996, as a Delaware limited partnership, to acquire, own and operate the propane business of Heritage Holdings, Inc. In order to simplify Predecessor Heritage's obligation under the laws of several jurisdictions in which Heritage conducts business, Predecessor Heritage's activities are conducted through a subsidiary operating partnership, Heritage Operating, L.P. (the "Operating Partnership"). Predecessor Heritage holds a 98.9899 percent limited partner interest and the General Partner holds a 1.0101 percent general partner interest in the Operating Partnership.

The Operating Partnership sells propane and propane-related products to approximately 286,000 retail customers in 27 states throughout the United States. Predecessor Heritage is also a wholesale propane supplier in the southwestern United States and in Canada, the latter through participation in M-P Energy Partnership. M-P Energy Partnership is a Canadian partnership primarily engaged in lower-margin wholesale distribution in which Predecessor Heritage owns a 60 percent interest. Predecessor Heritage grants credit to its customers for the purchase of propane and propane-related products.

In August 2000, U.S. Propane acquired all of the outstanding common stock of Heritage Holdings, Inc., ("General Partner"), the General Partner of Heritage Propane Partners, L.P. By virtue of Heritage Holdings, Inc.'s general partner and limited partner interests in Heritage Propane Partners, L.P., U.S. Propane gained control of Heritage Propane Partners, L.P. Simultaneously, U.S. Propane transferred its propane operations, consisting of its interest in four separate limited liability companies, AGL Propane, L.L.C., Peoples Gas Company, L.L.C., United Cities Propane Gas, L.L.C. and Retail Propane Company, L.L.C. (former Piedmont operations) to Heritage Propane Partners, L.P. for $181,395 plus working capital. The $181,395 was payable $139,552 in cash, $31,843 of assumed debt, and the issuance of 372,392 Common Units of Heritage Propane Partners, L.P. valued at $7,348 and a 1.0101 percent limited partner interest in the Operating Partnership valued at $2,652. The purchase price and the exchange price for the common units were approved by an independent committee of the Board of Directors of Heritage Holdings, Inc. The exchange price for the common units was $19.73125 per unit under a formula based on the average closing price of the Heritage Propane Partners, L.P.'s Common Units on the New York Stock Exchange for the twenty (20) day period beginning ten (10) days prior to the public announcement of the transaction on June 15, 2000 (the "Formula Price"). The working capital adjustment is estimated at $5,000 and is anticipated to be settled in December 2000.

Concurrent with the acquisition, Heritage Propane Partners, L.P. borrowed $180,000 from several institutional investors and sold 1,161,814 common units and 1,382,514 Class B subordinated units in a private placement to the former shareholders of Heritage Holdings, Inc., based on the Formula Price, resulting in net proceeds of $50,203. The total of these proceeds were utilized to finance the transaction and retire a portion of existing debt.

The merger was accounted for as a reverse acquisition in accordance with Accounting Principles Board Opinion No. 16. Although Heritage Propane Partners, L.P. is the surviving entity for legal purposes, U.S. Propane's propane operations will be the acquirer for accounting purposes. U.S. Propane retained the name Heritage Propane Partners, L.P. subsequent to the transactions ("Successor Heritage"). The assets and liabilities and results of operations of Predecessor Heritage are included in the financial statements of Successor Heritage as of August 10, 2000.


2.       SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET DETAIL:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Predecessor Heritage, its subsidiaries, including the Operating Partnership, M-P Energy Partnership, and Heritage Energy Resources, L.L.C. ("Resources"). Predecessor Heritage accounts for its 50 percent partnership interest in Bi-State Partnership, another propane retailer, using the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. The General Partner's 1.0101 percent interest in the Operating Partnership is accounted for in the consolidated financial statements as a minority interest.

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

INVENTORIES

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using average cost, while the cost of appliances, parts and fittings is determined by the first-in, first-out method. Inventories consist of the following:

                                                             August 31,
                                                                1999
                                                            -----------
         Fuel                                               $     9,341
         Appliances, parts and fittings                           5,443
                                                            -----------
                                                            $    14,784
                                                            ===========

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost, less accumulated depreciation. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed as incurred. Additionally, Predecessor Heritage capitalizes certain costs directly related to the installation of Predecessor Heritage owned tanks, including internal labor costs. Components and useful lives of property, plant and equipment are as follows:

                                                            August 31,
                                                               1999
                                                           ------------
Land and improvements                                      $      8,778
Buildings and improvements (10 to 30 years)                      16,719
Bulk storage, equipment and facilities (3 to 30 years)           19,109
Tanks and other equipment (5 to 30 years)                       115,608
Vehicles (5 to 7 years)                                          32,421
Furniture and fixtures (5 to 10 years)                            5,021
Other                                                             1,312
                                                           ------------
                                                                198,968
Less-accumulated depreciation                                   (43,749)
                                                           ------------
      Property, plant, and equipment, net                  $    155,219
                                                           ============


INTANGIBLES AND OTHER ASSETS

Intangibles and other assets are stated at cost, net of amortization, computed on the straight-line method. Predecessor Heritage eliminates from its balance sheet any fully amortized intangibles and the related accumulated amortization. Components and useful lives of intangibles and other assets are as follows:

                                            August 31,
                                               1999
                                           ------------
Goodwill (30 years)                        $     48,672
Noncompete agreements (10 to 15 years)           30,647
Customer lists (15 years)                        15,597
Other                                             5,820
                                           ------------
                                                100,736
Less-accumulated amortization                   (27,466)
                                           ------------
   Intangibles and other assets, net       $     73,270
                                           ============

LONG-LIVED ASSETS

Predecessor Heritage reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of long-lived assets is not recoverable, Predecessor Heritage reduces the carrying amount of such assets to fair value. No impairment of long-lived assets was required during the period ended August 9, 2000 or the years ended August 31, 1999 and 1998.

ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consist of the following:

                                                              August 31,
                                                                 1999
                                                              -----------
         Interest payable                                     $     3,442
         Wages and payroll taxes                                    1,116
         Deferred tank rent                                         1,450
         Customer deposits                                            826
         Other                                                      1,468
                                                              -----------
           Accrued and other current liabilities              $     8,302
                                                              ===========

INCOME TAXES

Predecessor Heritage is a limited partnership. As a result, Predecessor Heritage's earnings or losses for federal income tax purposes is included in the tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the partnership agreement.

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

                                                 Period
                                                  Ended                Years Ended
                                                 August 9,              August 31,
                                               ------------     -----------------------------
                                                   2000             1999             1998
                                               ------------     ------------     ------------
BASIC NET INCOME PER LIMITED PARTNER UNIT:
Limited partners' interest in net income       $      6,439     $      9,565     $      8,702
                                               ============     ============     ============

Weighted average limited partner units            9,712,927        8,589,335        8,332,351
                                               ============     ============     ============

Basic net income per limited partner unit      $        .66     $       1.11     $       1.04
                                               ============     ============     ============

DILUTED NET INCOME PER LIMITED PARTNER UNIT:
Limited partners' interest in net income             $    6,439     $    9,565     $    8,702
                                                     ==========     ==========     ==========

Weighted average limited partner units                9,712,927      8,589,335      8,332,351
Dilutive effect of Phantom Units                         75,166         56,623         32,983
                                                     ----------     ----------     ----------
Weighted average limited partner units, assuming
   dilutive effect of Phantom Units                   9,788,093      8,645,958      8,365,334
                                                     ==========     ==========     ==========

Diluted net income per limited partner unit          $      .66     $     1.11     $     1.04
                                                     ==========     ==========     ==========


USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

FAIR VALUE

The carrying amount of accounts receivable and accounts payable approximates their fair value. Based on the estimated borrowing rates then available to Predecessor Heritage for long-term loans with similar terms and average maturities, the aggregate fair value at August 31, 1999 of Predecessor Heritage's long-term debt approximated the aggregate carrying amount.

RECLASSIFICATIONS

Certain 1999 and 1998 amounts have been reclassified to conform with the 2000 presentation. These reclassifications have no impact on net income (loss).

3.       ACQUISITIONS:

During the period ended August 9, 2000, Predecessor Heritage acquired certain assets of W. T. Johnson, Inc. in Yulee, FL, J & J Propane Gas, Inc. in various locations in Alabama and Tennessee, ServiGas with operations located in Texas, New Mexico, and Arizona, Petro San Juan Leasing, Inc. and two other small companies. Heritage Holdings, Inc. purchased all of the outstanding stock of Eaves Oil Company, Inc. of New Ellenton, SC, Blue Flame Gas Co. Inc. of Charleston, SC, Lake County Gas of Lower Lake, CA, Cumberland LP Gas, Inc. of Cookeville, TN and one small company and conveyed the net assets to Predecessor Heritage. The acquisitions totaled $54,904, which includes notes payable on noncompete agreements of $3,575 for periods ranging from three to ten years and liabilities assumed. These acquisitions were financed primarily with the acquisition facility and the issuance of $4,064 of Common Units.

During fiscal 1999, Predecessor Heritage acquired certain assets of Claredon Gas Company in Manning, SC, Blue Flame Gas Corporation of Richmond, VT and one other small company. Heritage Holdings, Inc. also purchased all of the outstanding stock of S.R. Young, Inc. of Springfield, VT, Pioneer LPG Corporation of Madera, CA and Foster's Gas, Inc. of Leitchfield, KY, and conveyed the net assets to Predecessor Heritage. The acquisitions totaled $22,743, which includes notes payable on noncompete agreements of $3,332 for periods ranging from three to ten years. These acquisitions were financed primarily with the acquisition facility and the issuance of $502 of Common Units.

During fiscal 1998, Predecessor Heritage acquired certain assets of Gibson Propane Co. and Gibson Homegas of Memphis, TN, Fallsburg Gas Service, Inc. of Fallsburg, NY and six smaller companies. Heritage Holdings, Inc. also purchased all of the outstanding stock of Tennessee Independent Propane Co. ("TIPCO"), John E. Foster & Son, of Leitchfield, KY, and Rural Bottle Gas and Appliance, Inc. of Greenville, MI, and conveyed the net assets to Predecessor Heritage. The acquisitions totaled $37,401, including noncompete agreements of $6,393 for periods ranging from five to ten years. These acquisitions were financed primarily with the acquisition facility, issuance of notes under the Medium Term Note Program and with the issuance of $13,788 of Common Units.

The acquisitions have been accounted for by the purchase method and, accordingly, the purchase prices have been allocated to assets acquired and liabilities assumed based on the fair market values at the date of acquisitions.

Predecessor Heritage capitalized as part of the purchase price allocation certain legal and other costs directly related to the acquisitions. The excess of the purchase price over the fair market values of the net assets acquired has been recorded as goodwill.

The results of operations of the acquired entities have been included in the consolidated financial statements from the date of acquisition.


4.       WORKING CAPITAL FACILITY AND LONG-TERM DEBT:


Long-term debt consists of the following:

                                                         August 31,
                                                            1999
                                                         ----------
8.55% Senior Secured Notes                               $ 120,000

Medium Term Note Program:
  7.17% Series A Senior Secured Notes                       12,000
  7.26% Series B Senior Secured Notes                       20,000
  6.50% Series C Senior Secured Notes                        5,000
  6.59% Series D Senior Secured Notes                        5,000
  6.67% Series E Senior Secured Notes                        5,000

Senior Revolving Acquisition Facility                       18,300

   Notes Payable on noncompete agreements with
     interest imputed at rates averaging 8%, due
     in installments through 2009, collateralized
     by a first security lien on certain assets of
     Predecessor Heritage                                   11,486

Other                                                        1,452
                                                         ---------
                                                           198,238
Current maturities of long-term debt                        (2,022)
                                                         ---------
                                                         $ 196,216
                                                         =========

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

The debt agreements contain restrictive covenants including limitations on substantial disposition of assets, changes in ownership of Predecessor Heritage, additional indebtedness and require the maintenance of certain financial ratios. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the common stock of Predecessor Heritage's subsidiaries secure the notes.

As of June 25, 1996, Predecessor Heritage entered into a credit agreement with various financial institutions. Subsequent to August 31, 1999, Predecessor Heritage entered into the First Amendment to the First Amended and Restated Credit Agreement. Predecessor Heritage entered the Second Amendment ("the Amendment") to the Agreement as of May 31, 2000, which added defined terms to the agreement based on the proposed U.S. Propane series of transactions. The effectiveness of the Amendment is subject to the satisfaction of certain conditions in relation to the merger. The terms of the Agreement as amended are as follows:

         A $35,000 Senior Revolving Working Capital Facility, expiring June 30, 2002, with $19,900 outstanding at August 31, 1999. The interest rate and interest payment dates vary depending on the terms Predecessor Heritage agrees to when the money is borrowed. The weighted average interest rate was 6.6875 percent for amounts outstanding at August 31, 1999. Predecessor Heritage must be free of all working capital borrowings for 30 consecutive days each fiscal year. The maximum commitment fee payable on the unused portion of the facility is .375 percent.

         A $50,000 Senior Revolving Acquisition Facility is available through December 31, 2001, at which time the outstanding amount must be paid in ten equal quarterly installments, beginning March 31, 2002. The interest rate and interest payment dates vary depending on the terms Predecessor Heritage agrees to when the money is borrowed. The average interest rate was 7.0 percent for amounts outstanding at August 31, 1999. The maximum commitment fee payable on the unused portion of the facility is .375 percent.


5.       COMMITMENTS AND CONTINGENCIES:

Certain property and equipment is leased under noncancelable leases, which require fixed monthly rental payments and expire at various dates through 2008. Rental expense under these leases totaled approximately $1,366 for the period ended August 9, 2000, $1,554 for fiscal 1999 and $1,593 for fiscal 1998, respectively.

Predecessor Heritage is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against Predecessor Heritage. In the opinion of management, all such matters are covered by insurance, are without merit or involve amounts, which, if resolved unfavorably, would not have a significant effect on the financial position or results of operations of Predecessor Heritage.


6.       PARTNERS' CAPITAL:

Subsequent to August 31, 1999, Predecessor Heritage issued 76,152 Common Units under Form S-4 registration statement in connection with the purchase of other propane businesses, 4,500 Common Units in regards to the vesting rights under the Restricted Unit Plan, 107,878 to the General Partner in connection with the assumption of certain liabilities by the General Partner from Predecessor Heritage's prior acquisition of certain assets of various propane companies and 1,200,000 Common Units under Form S-3 registration statement. On July 5, 2000, 925,736 Subordinated Units held by the General Partner converted to Common Units pursuant to the terms of the Partnership Agreement.

The Agreement of Limited Partnership of Heritage Propane Partners, L.P. ("Partnership Agreement") contains specific provisions for the allocation of net earnings and loss to each of the partners for purposes of maintaining the partner capital accounts.

During the Subordination Period (as defined below), Predecessor Heritage may issue up to 2,012,500 additional Common Units (excluding Common Units issued in connection with conversion of Subordinated Units into Common Units) or an equivalent number of securities ranking on a parity with the Common Units and an unlimited number of partnership interests junior to the Common Units without a Unitholder vote. Predecessor Heritage may also issue additional Common Units during the Subordination Period in connection with certain acquisitions or the repayment of certain indebtedness. During fiscal 1999, Predecessor Heritage issued 23,213 Common Units to Heritage Holdings, Inc. These Units were issued in connection with the assumption of certain liabilities by the General Partner from Predecessor Heritage's prior acquisition of certain assets of a propane company. After the Subordination Period, the Partnership Agreement authorizes the General Partner to cause Predecessor Heritage to issue an unlimited number of limited partner interests of any type without the approval of any Unitholders. Pursuant to the terms of the Partnership Agreement, 925,736 Subordinated Units held by the General Partner converted to Common Units on July 7, 1999 and an additional 925,736 converted on July 5, 2000.

QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

Predecessor Heritage is expected to make quarterly cash distributions of all of its Available Cash, generally defined as consolidated cash receipts less consolidated operating expenses, debt service payments, maintenance capital expenditures and net changes in reserves established by the General Partner for future requirements. These reserves are retained to provide for the proper conduct of Predecessor Heritage business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters.

Distributions by Predecessor Heritage in an amount equal to 100 percent of its Available Cash will generally be made 98 percent to the Common and Subordinated Unitholders and two percent to the General Partner, subject to the payment of incentive distributions to the holders of Incentive Distribution Rights to the extent that certain target levels of cash distributions are achieved. To the extent there is sufficient Available Cash, the holders of Common Units have the right to receive the Minimum Quarterly Distribution ($.50 per Unit), plus any arrearages, prior to any distribution of Available Cash to the holders of Subordinated Units. Common Units will not accrue arrearages for any quarter after the Subordination Period and Subordinated Units will not accrue any arrearages with respect to distributions for any quarter.

In general, the Subordination Period will continue indefinitely until the first day of any quarter beginning after May 31, 2001, in which distributions of Available Cash equal or exceed the Minimum Quarterly Distribution ("MQD") on the Common Units and the Subordinated Units for each of the three consecutive four-quarter periods immediately preceding such date. Pursuant to the terms of the Partnership Agreement, 925,736 Subordinated Units held by the General Partner converted to Common Units on July 7, 1999 and an additional 925,736 converted on July 5, 2000. The conversion of these units was dependent on meeting certain cash performance and distribution requirements during the period that commenced with Predecessor Heritage's public offering in June of 1996. The subordination period applicable to the remaining Subordinated Units will end the first day of any quarter ending after May 31, 2001, in which certain cash performance and distribution requirements have been met. Upon expiration of the Subordination Period, all remaining Subordinated Units will convert to Common Units.

Predecessor Heritage is expected to make distributions of its Available Cash within 45 days after the end of each fiscal quarter ending November, February, May and August to holders of record on the applicable record date. A pro rata Minimum Quarterly Distribution of $.353 per Common and Subordinated Unit was made on October 15, 1996 for the two month period between Predecessor Heritage's initial public offering and the quarter ended August 31, 1996. The Minimum Quarterly Distribution was made to the Common and Subordinated Unitholders for the quarters ended November 30, 1996 through August 31, 1998. For the quarter ended November 30, 1998, a quarterly distribution of $.5125 was paid to the Common and Subordinated Unitholders. For each of the quarters ended February 28, 1999 through and including May 31, 2000, quarterly distributions of $.5625, respectively, were paid to the Common and Subordinated Unitholders. The quarterly distributions for the quarters ended February 28, 1999 through May 31, 2000 included incentive distributions payable to the General Partner to the extent the quarterly distribution exceeded $.55 per unit.


RESTRICTED UNIT PLAN

The General Partner adopted a Restricted Unit Plan (the "Restricted Unit Plan") for its non-employee directors and key employees of the General Partner and its affiliates effective June 1996. Rights to acquire 146,000 Common Units ("Phantom Units") are available under the Restricted Unit Plan and may be granted to employees from time to time at the discretion of the Restricted Unit Plan Committee. Commencing on September 1, 1996 and on each September 1 thereafter that the Restricted Unit Plan is in effect, each director who is in office automatically receives 500 units. The Phantom Units vest upon, and in the same proportions as (1) the conversion of Predecessor Heritage's Subordinated Units into Common Units or (2) if later, the third anniversary of their grant date, and (3) terms and conditions specified by each grant. During fiscal 1999, 21,300 of these Phantom Units were granted to non-employee directors and key employees. During fiscal 1998, 20,200 of these Phantom Units were granted to non-employee directors and key employees. As of August 31, 1999, Phantom Units with a value of $1,346 have been awarded and the compensation cost related to such units will be recognized over the vesting period of the related awards. Predecessor Heritage applies APB Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost and directors' fee expense of $366, $358 and $215 was recorded for the period ended August 9, 2000 and fiscal 1999 and 1998, respectively, related to the issuance of the units. Subsequent to August 31, 1999, 4,500 of Phantom Unit grants vested pursuant to the vesting rights of the Restricted Unit Plan. Predecessor Heritage follows the disclosure only provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation". Pro-forma net income and net income per limited partner unit under the fair value method of accounting for equity instruments under SFAS No. 123 would be the same as reported net income and net income per limited partner unit.

7.       REGISTRATION STATEMENTS:

Effective November 19, 1997, Predecessor Heritage registered 2,000,000 additional Common Units on Form S-4 that may be issued from time to time by Predecessor Heritage by means of a prospectus delivered in connection with its negotiations for acquisition of other businesses, properties or securities in business combination transactions. During the period ended August 9, 2000, 76,152 Common Units were issued from this registration statement in connection with acquisitions.

Effective September 13, 1999, Predecessor Heritage registered $150,000,000 of Common Units and Debt Securities on Form S-3 that may be offered for sale in one or more offerings. On October 25, 1999, Predecessor Heritage issued a prospectus supplement offering 1,200,000 Common Units, representing limited partner interests in Predecessor Heritage. The underwriters delivered the Common Units to purchasers on October 28, 1999 at a public offering price of $22.00 per Common Unit. Predecessor Heritage used the net proceeds of approximately $24.0 million from this offering to repay a portion of the outstanding indebtedness under its acquisition facility that was incurred to acquire propane businesses.

8.       PROFIT SHARING AND 401(k) SAVINGS PLAN:

Predecessor Heritage sponsors a defined contribution profit sharing and 401(k) savings plan (the "Plan"), which covers all employees subject to service period requirements. Contributions are made to the Plan at the discretion of the Board of Directors. Total expense under the profit sharing provision of the Plan during the period ended August 9, 2000 and the years ended August 31, 1999 and 1998 was $0, $425 and $375, respectively.

9.       RELATED PARTY TRANSACTIONS:

Predecessor Heritage has no employees and is managed by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Predecessor Heritage, and all other necessary or appropriate expenses allocable to Predecessor Heritage or otherwise reasonably incurred by the General Partner in connection with operating Predecessor Heritage's business. These costs, which totaled approximately $40,742, $38,314 and $33,870 for the period ended August 9, 2000 and the years ended August 31, 1999 and 1998, respectively, include compensation and benefits paid to officers and employees of the General Partner. At August 31, 1999 accounts payable included amounts payable from Predecessor Heritage to the General Partner of $1,964.

10.      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

Predecessor Heritage records derivative instruments (including derivative instruments embedded in other contracts) in the balance sheet as either an asset or liability measured at fair value. Changes in a derivative's fair value is recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Predecessor Heritage entered into certain financial swap instruments during the period ended August 9, 2000 that have been designated as cash flow hedging instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Financial swaps are a contractual agreement to exchange obligations of money between the buyer and seller of the instruments as propane volumes during the pricing period are purchased. The swaps are tied to a set fixed price for the buyer and floating price determinants for the seller priced on certain indices. Predecessor Heritage entered into these instruments to hedge the forecasted propane volumes to be purchased during each of the one-month periods ending October 2000 through March 2001. Predecessor Heritage utilizes hedging transactions to provide price protection against significant fluctuations in propane prices. These instruments had a fair value of $3,448 as of August 9, 2000, which was recorded as prepaids an other current assets on the balance sheet through other comprehensive income, exclusive of $159 of minority interest.

TRADING ACTIVITIES

Predecessor Heritage has recorded its trading activities at fair value in accordance with Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities", ("EITF 98-10"). EITF 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings.

Predecessor Heritage trades financial instruments for its own account through its wholly owned subsidiary, Heritage Energy Resources ("Resources"). Financial instruments utilized in connection with trading activities are accounted for using the mark-to-market method. Under the mark-to-market method of accounting, forwards, swaps, options and storage contracts are reflected at fair value, and are shown in the consolidated balance sheet as assets and liabilities from trading activities. Unrealized gains and losses from the financial contracts and the impact of price movements are recognized in the income statement, as other income (expense). Changes in the assets and liabilities from trading activities results primarily from changes in the market prices, newly originated transactions and the timing of settlement. Resources attempts to balance its contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on assessment of anticipated market movements.

Notional Amounts and Terms --

The notional amounts and terms of these financial instruments as of August 9, 2000 include fixed price payor for 555 barrels of propane and fixed price receiver of 608 barrels and 120 barrels of propane and butane, respectively. Notional amounts reflect the volume of the transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure Predecessor Heritage's exposure to market or credit risks.

Fair Value --

The fair value of the financial instruments related to trading activities as of August 9, 2000, was assets of $224 and liabilities of $249 related to propane and butane. The income related to trading activities for the period ended August 9, 2000, was immaterial. The market prices used to value these transactions reflect management's best estimate considering various factors including closing average spot prices for the current and outer months plus a differential to consider time value and storage costs.

Market and Credit Risk --

Inherent in the resulting contractual portfolio is certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counterparties to a contract. Predecessor Heritage and Resources take an active role in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. Heritage monitors market risk through a variety of techniques, including routine reporting to senior management. Heritage attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures.

11.       REPORTABLE SEGMENTS:

Predecessor Heritage's financial statements reflect four reportable segments: the domestic retail operations of Predecessor Heritage, the domestic wholesale operations of Predecessor Heritage, the foreign wholesale operations of M-P Energy Partnership, and the trading activities of Resources. Predecessor Heritage's reportable domestic and wholesale fuel segments are strategic business units that sell products and services to different types of users; retail and wholesale customers. Intersegment sales by the foreign wholesale segment to the domestic segment are priced in accordance with the partnership agreement. Resources is a trading company that buys and sells financial instruments for their own account. Predecessor Heritage manages these segments separately as each segment involves different distribution, sale and marketing strategies. Predecessor Heritage evaluates the performance of its operating segments based on operating income. The operating income below does not reflect domestic and foreign selling, general, and administrative expenses of $5,974, $6,236 and $5,484 for the period ended August 9, 2000 and for the years ended August 31, 1999 and 1998, respectively.

The following table presents financial information by segment for the period ended August 9, 2000 and the years ended August 31, 1999 and 1998:

                                                                August 31,
                                         August 9,      --------------------------
                                           2000            1999            1998
                                        ----------      ----------      ----------
Gallons:
     Domestic retail fuel                  170,891         159,938         146,747
     Domestic wholesale fuel                 7,113           7,795          11,413
     Foreign wholesale fuel
         Affiliated                         63,390          56,869          44,133
         Unaffiliated                       75,514          73,337          74,807
     Elimination                           (63,390)        (56,869)        (44,133)
                                        ----------      ----------      ----------
         Total                             253,518         241,070         232,967
                                        ==========      ==========      ==========

Revenues:
     Domestic retail fuel               $  178,906      $  137,403      $  136,301
     Domestic wholesale fuel                 4,342           3,409           5,345
     Foreign wholesale fuel
         Affiliated                         29,038          16,903          14,696
         Unaffiliated                       30,803          20,628          24,929
     Elimination                           (29,038)        (16,903)        (14,696)
     Trading activity                        4,300              --              --
     Other domestic revenues                24,140          22,580          19,412
                                        ----------      ----------      ----------
         Total                          $  242,491      $  184,020      $  185,987
                                        ==========      ==========      ==========

Operating Income:
     Domestic retail                    $   27,670      $   29,659      $   27,242
     Domestic wholesale fuel                   259             162             227
     Foreign wholesale fuel
         Affiliated                            541             494             196
         Unaffiliated                        1,528             982             944
     Elimination                              (541)           (494)           (196)
     Trading activity                           (8)             --              --
                                        ----------      ----------      ----------
         Total                          $   29,449      $   30,803      $   28,413
                                        ==========      ==========      ==========

                                    August 31,
                                       1999
                                   ------------
Total Assets:
     Domestic retail               $    236,215
     Domestic wholesale                   2,803
     Foreign wholesale                    4,566
     Corporate                           19,374
                                   ------------
         Total                     $    262,958
                                   ============


                                                           August 31,
                                      August 9,     -------------------------
                                        2000           1999           1998
                                     ----------     ----------     ----------
Depreciation and amortization:
     Domestic retail                 $   17,105     $   14,691     $   13,603
     Domestic wholesale                      31             45             59
     Foreign wholesale                        7             13             18
                                     ----------     ----------     ----------
         Total                       $   17,143     $   14,749     $   13,680
                                     ==========     ==========     ==========

12.      SIGNIFICANT INVESTEE:

At August 31, 1999, Predecessor Heritage held a 50 percent interest in Bi-State Partnership. Predecessor Heritage accounts for its 50 percent interest in Bi-State Partnership under the equity method. Predecessor Heritage's investment in Bi-State Partnership totaled $5,202 at August 31, 1999. Predecessor Heritage received distributions from Bi-State Partnership in the amount of $200, $470 and $100 for the period ended August 9, 2000, and for the years ended August 31, 1999 and 1998, respectively.


Bi-State Partnership's financial position is summarized below:

                                    August 31,
                                       1999
                                   ------------
Current assets                     $      1,533
Noncurrent assets                        14,281
                                   ------------
                                   $     15,814
                                   ============

Current liabilities                $      2,333
Long-term debt                            4,804
Partners' capital:
     Heritage                             5,202
     Other partner                        3,475
                                   ------------
                                   $     15,814
                                   ============

Bi-State Partnership's results of operations for the period ended August 9, 2000 and the fiscal years ended August 31, 1999 and 1998 are summarized below:


                           2000             1999             1998
                       ------------     ------------     ------------
Revenues               $     12,298     $     12,627     $     10,708
Gross profit                  6,008            7,356            5,944
Net income:
     Heritage                   613            1,005              707
     Other partner              753            1,149              878


13.      QUARTERLY FINANCIAL DATA (UNAUDITED):

The retail propane distribution business is largely seasonal due to propane's use as a heating source in residential and commercial buildings. Historically, approximately two-thirds of Predecessor Heritage's retail propane volume and more than 80 percent of the EBITDA is attributable to sales during the six-month peak heating season of October through March. Consequently, sales and operating profits are concentrated in Predecessor Heritage's first and second fiscal quarters. Cash flow from operations, however, is greatest during the second and third fiscal quarters when customers pay for propane purchased during the six-month peak-heating season.


Fiscal 2000:                                       Quarter Ended
                                 -----------------------------------------------       Period Ended
                                 November 30         February 28         May 31          August 9,
                                 -----------         -----------       ----------      ------------
Revenues                         $       51,890      $   102,160       $  57,224       $     31,217
Operating income (loss)                   3,430           21,253           2,732             (3,940)
Net income (loss)                          (808)          16,971          (2,198)            (7,461)

Net income (loss) per unit-
  basic and diluted                       (0.09)            1.70           (0.22)              (.72)

Fiscal 1999:                                            Quarter Ended
                                 ----------------------------------------------------------------
                                 November 30       February 28          May 31         August 31
                                 -----------       -----------       -----------      -----------
Revenues                         $    41,558       $    68,498       $    43,150      $    30,814
Operating income (loss)                4,563            18,070             5,009           (3,075)
Net income (loss)                      1,215            14,404             1,344           (7,301)
Net income (loss) per unit-
  basic and diluted                     0.14              1.66              0.15            (0.84)