Form 10-Q
period 2000-11-30
HERITAGE PROPANE PARTNERS L P
filed 2001-01-16
CIK 1012569

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2000

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

Yes  X    No
    ---

At January 3, 2001, the registrant had units outstanding as follows:
Heritage Propane Partners, L.P.     9,746,196        Common Units
                                    3,233,985        Subordinated Units

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

     ITEM 1.      FINANCIAL STATEMENTS

                  Consolidated Balance Sheets -
                       November 30, 2000 and August 31, 2000.............................................1

                  Consolidated Statements of Operations - Three months ended
                      November 30, 2000, December 31, 1999 (Peoples Gas)
                      and November 30, 1999 (Predecessor Heritage).......................................2

                  Consolidated Statements of Comprehensive Income -
                      Three months ended November 30, 2000,
                      December 31, 1999 (Peoples Gas)
                      and November 30, 1999 (Predecessor Heritage) ......................................3

                  Consolidated Statement of Partners' Capital
                      Three months ended November 30, 2000...............................................4

                  Consolidated Statements of Cash Flows
                      Three months ended November 30, 2000,
                      December 31, 1999 (Peoples Gas)
                      and November 30, 1999 (Predecessor Heritage).......................................5

                  Notes to Consolidated Financial Statements.............................................6


     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS...............................................13

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK.......................................................................17


PART II  OTHER INFORMATION

     ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................19

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K......................................................19

     SIGNATURE

                         PART I - FINANCIAL INFORMATION

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                                       November 30,   August 31,
                                                                            2000         2000
                                                                       ------------   ----------
                                                                       (unaudited)
                              ASSETS

CURRENT ASSETS:
   Cash                                                                $      7,982   $    4,845
   Marketable securities                                                      2,142           --
   Accounts receivable                                                       58,164       31,855
   Inventories                                                               44,931       39,045
   Assets from trading activities                                               893        4,133
   Prepaid expenses and other                                                 3,008        4,991
                                                                       ------------   ----------
     Total current assets                                                   117,120       84,869

PROPERTY, PLANT AND EQUIPMENT, net                                          348,950      339,366
INVESTMENT IN AFFILIATES                                                      6,011        5,795
INTANGIBLES AND OTHER ASSETS, net                                           193,064      185,749
                                                                       ------------   ----------

     Total assets                                                      $    665,145   $  615,779
                                                                       ============   ==========

                 LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Working capital facility                                            $     48,800   $   24,200
   Accounts payable                                                          56,178       43,244
   Accounts payable to related companies                                      1,913        3,814
   Accrued and other current liabilities                                     27,822       24,682
   Liabilities from trading activities                                          697        3,684
   Current maturities of long-term debt                                       3,068        2,588
                                                                       ------------   ----------
     Total current liabilities                                              138,478      102,212

LONG-TERM DEBT,  less current maturities                                    378,999      361,990
MINORITY INTEREST                                                             4,496        4,821
COMMITMENTS AND CONTINGENCIES

     Total liabilities                                                      521,973      469,023
                                                                       ------------   ----------


PARTNERS' CAPITAL:
   Common unitholders (9,746,196 and 9,674,146 units issued and outstanding at November 30, 2000 and August 31, 2000,
     respectively)                                                          102,225      106,221
   Subordinated unitholders (1,851,471 units issued and
outstanding at November 30, 2000 and August 31, 2000,
respectively)                                                                22,371       23,130
   Class B subordinated unitholders (1,382,514 units issued and
outstanding at November 30, and August 31, 2000,                             15,897       16,464
respectively)
   General partner                                                              837          941
   Accumulated other comprehensive income                                     1,842           --
                                                                       ------------   ----------
     Total partners' capital                                                143,172      146,756
                                                                       ------------   ----------

     Total liabilities and partners' capital                           $    665,145   $  615,779
                                                                       ============   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per unit and unit data)
                                   (unaudited)

                                                          Three Months    Three Months   Three Months
                                                             Ended            Ended          Ended
                                                          November 30,    December 31,   November 30,
                                                              2000            1999           1999
                                                          ------------    ------------   ------------
                                                                         (Peoples Gas)   (Predecessor)
REVENUES:
   Retail fuel                                            $     87,752    $     10,133   $     36,518
   Wholesale fuel                                               16,581              --          7,817
   Trading activities                                           48,320              --             --
   Other                                                        13,192              --          7,555
                                                          ------------    ------------   ------------
     Total revenues                                            165,845          10,133         51,890
                                                          ------------    ------------   ------------

COSTS AND EXPENSES:
   Cost of products sold                                        69,939           5,198         29,421
   Trading activities                                           47,790              --             --
   Operating expenses                                           25,589           3,601         13,603
   Depreciation and amortization                                 9,562             779          4,022
   Selling, general and administrative                           2,392              --          1,414
                                                          ------------    ------------   ------------
     Total costs and expenses                                  155,272           9,578         48,460
                                                          ------------    ------------   ------------

OPERATING INCOME                                                10,573             555          3,430

OTHER INCOME (EXPENSE):
   Interest expense                                             (8,751)             --         (4,398)
   Equity in earnings of affiliates                                217              --             46
   Gain on disposal of assets                                      221              --            285
   Other                                                          (138)             18            (70)
                                                          ------------    ------------   ------------

INCOME (LOSS) BEFORE MINORITY  INTEREST
 AND INCOME TAXES                                                2,122             573           (707)

   Minority interest                                              (159)             --           (101)
                                                          ------------    ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                                1,963             573           (808)

   Income taxes                                                     --             289             --
                                                          ------------    ------------   ------------

NET INCOME (LOSS)                                                1,963             284           (808)

GENERAL PARTNER'S INTEREST IN
   NET INCOME (LOSS)                                                20               1             (8)
                                                          ------------    ------------   ------------

LIMITED PARTNERS' INTEREST IN
  NET INCOME (LOSS)                                       $      1,943    $        283   $       (800)
                                                          ============    ============   ============

BASIC NET INCOME (LOSS) PER LIMITED
   PARTNER UNIT                                           $        .15    $        .16   $       (.09)
                                                          ============    ============   ============

BASIC WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
                                                            12,980,181       1,732,231      9,081,607
                                                          ============    ============   ============

DILUTED NET INCOME (LOSS) PER LIMITED
  PARTNER UNIT                                            $        .15    $        .16   $       (.09)
                                                          ============    ============   ============

BASIC WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING
                                                            13,004,901       1,732,231      9,081,607
                                                          ============    ============   ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            (in thousands, unaudited)



                                                                Three Months    Three Months   Three Months
                                                                   Ended            Ended          Ended
                                                                November 30,    December 31,   November 30,
                                                                    2000            1999           1999
                                                                ------------    ------------   ------------
                                                                               (Peoples Gas)   (Predecessor)
Net income (loss)                                               $      1,963    $        284   $       (808)

Other comprehensive income
   Unrealized loss on derivative
     instruments                                                      (3,416)             --             --
   Unrealized loss on
     available-for-sale securities                                      (171)             --             --
                                                                ------------    ------------   ------------

   Comprehensive  income (loss)                                 $     (1,624)   $        284   $       (808)
                                                                ============    ============   ============


RECONCILIATION OF ACCUMULATED OTHER COMPREHENSIVE INCOME

Balance, beginning of period                                    $         --    $         --   $         --

Cumulative effect of the adoption of
   SFAS 133                                                            5,429              --             --
Current period reclassification to
earnings                                                                (864)
Current period change                                                 (2,723)             --             --
                                                                ------------    ------------   ------------

Balance, end of period                                          $      1,842    $         --   $         --
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                        (in thousands, except unit data)
                                   (unaudited)

                                                   Number of Units
                                        ----------------------------------------
                                                                      Class B                                Class B      General
                                         Common      Subordinated   Subordinated   Common    Subordinated  Subordinated   Partner
                                        ----------   ------------   ------------  ---------  ------------  ------------  ---------
BALANCE, AUGUST 31, 2000                 9,674,146      1,851,471      1,382,514  $ 106,221  $     23,130  $     16,464  $     941

Unit distribution                               --             --             --     (5,604)       (1,065)         (795)      (125)

Issuance of Common Units pursuant to
  the vesting rights of the                 72,050             --             --         --            --            --         --
  Restricted Unit Plan

Other                                           --             --             --        149            29            21          1

Cumulative effect of the adoption of
  SFAS 133                                      --             --             --         --            --            --         --

Net change in accumulated other
  comprehensive income per
  accompanying statements                       --             --             --         --            --            --         --

Net income                                      --             --             --      1,459           277           207         20
                                        ----------   ------------   ------------  ---------  ------------  ------------  ---------

BALANCE, NOVEMBER 30, 2000               9,746,196      1,851,471      1,382,514  $ 102,225  $     22,371  $     15,897  $     837
                                        ==========   ============   ============  =========  ============  ============  =========

                                             Accumulated
                                                Other
                                            Comprehensive
                                                Income         Total
                                            -------------    ---------

BALANCE, AUGUST 31, 2000                    $          --    $ 146,756

Unit distribution                                      --       (7,589)

Issuance of Common Units pursuant to
  the vesting rights of the                            --           --
  Restricted Unit Plan

Other                                                  --          200

Cumulative effect of the adoption of
  SFAS 133                                          5,429        5,429

Net change in accumulated other
  comprehensive income per                                      (3,587)
  accompanying statements                          (3,587)

Net income                                             --        1,963
                                            -------------    ---------

BALANCE, NOVEMBER 30, 2000                  $       1,842    $ 143,172
                                            =============    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                              Three Months    Three Months   Three Months
                                                                                 Ended            Ended          Ended
                                                                              November 30,    December 31,   November 30,
                                                                                  2000            1999           1999
                                                                              ------------    ------------   ------------
                                                                                              (Peoples Gas)  (Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                          $      1,963    $        284    $       (808)
     Reconciliation of net income (loss) to net cash provided by operating activities-
     Depreciation and amortization                                                   9,562             779           4,022
     Provision for loss on accounts receivable                                         160              --              68
     Gain on disposal of assets                                                       (221)             --            (285)
     Deferred compensation on restricted units                                         201              --             121
     Undistributed earnings of affiliates                                             (216)             --             (46)
     Minority interest                                                                (446)             --             (63)
     Deferred income taxes                                                              --             388              --
     Changes in assets and liabilities, net of effect of acquisitions:
       Accounts receivable                                                         (26,240)         (1,877)         (8,128)
       Trading asset                                                                 3,240              --              --
       Inventories                                                                  (5,785)            (73)           (789)
       Prepaid expenses                                                             (1,451)            (13)           (617)
       Intangibles and other assets                                                   (820)             --             503
       Accounts payable to related parties                                          (1,901)             --              --
       Accounts payable                                                             12,890             728           3,646
       Trading liability                                                            (2,987)             --              --
       Accrued and other current liabilities                                         2,822             938           1,946
                                                                              ------------    ------------    ------------
         Net cash provided by (used in) operating activities                        (9,229)          1,154            (430)
                                                                              ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired                                (12,194)             --         (15,271)
   Capital expenditures                                                             (6,253)         (2,838)         (5,045)
   Other                                                                            (1,922)             --             431
                                                                              ------------    ------------    ------------
         Net cash used in investing activities                                     (20,369)         (2,838)        (19,885)
                                                                              ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                         81,493              --          36,400
   Principal payments on debt                                                      (41,169)             --         (34,499)
   Net proceeds from issuance of common units                                           --              --          24,041
   Unit distribution                                                                (7,589)             --          (4,899)
   Advances from parent                                                                 --           2,097              --
   Capital contribution from General Partner                                            --              --             253
                                                                              ------------    ------------    ------------
         Net cash provided by financing activities                                  32,735           2,097          21,296
                                                                              ------------    ------------    ------------

INCREASE IN CASH                                                                     3,137             413             981

CASH, beginning of period                                                            4,845            (392)          1,679
                                                                              ------------    ------------    ------------

CASH, end of period                                                           $      7,982    $         21    $      2,660
                                                                              ============    ============    ============

NONCASH FINANCING ACTIVITIES:
   Notes payable incurred on noncompete agreements                            $      1,766    $         --    $      2,335
                                                                              ============    ============    ============
   Issuance of restricted common units                                        $         --    $         --    $      1,262
                                                                              ============    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for interest                                   $      6,769    $         --    $      2,768
                                                                              ============    ============    ============
   Cash paid to parent for income taxes under tax sharing
agreement, net                                                                $         --    $        175    $         --
                                                                              ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollar amounts in thousands, except unit and per unit data)
                                   (unaudited)

1. OPERATIONS AND ORGANIZATION:

The accompanying financial statements should be read in conjunction with the Partnership's consolidated financial statements as of August 31, 2000, and the notes thereto included in the Partnership's consolidated financial statements included in Form 10-K as filed with the Securities and Exchange Commission on November 29, 2000. The accompanying financial statements include only normal recurring accruals and all adjustments that the Partnership considers necessary for a fair presentation. Due to the seasonal nature of the Partnership's business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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
                                                                 ==========


In August 2000, U.S. Propane acquired all of the outstanding common stock of Heritage Holdings, Inc., ("General Partner"), the General Partner of Heritage Propane Partners, L.P., for $120,000. By virtue of Heritage Holdings, Inc.'s general partner and limited partner interests in Heritage Propane Partners, L.P., U.S. Propane gained control of Heritage Propane Partners, L.P. Simultaneously, U.S. Propane transferred its propane operations, consisting of its interest in four separate limited liability companies, AGL Propane, L.L.C., Peoples Gas Company, L.L.C., United Cities Propane Gas, L.L.C. and Retail Propane Company, L.L.C. (former Piedmont operations), (collectively, the "Propane LLCs"), to Heritage Propane Partners, L.P. for $181,395 plus working capital. The $181,395 was payable $139,552 in cash, $31,843 of assumed debt, and the issuance of 372,392 Common Units of Heritage Propane Partners, L.P. valued at $7,348 and a 1.0101 percent limited partnership interest in Heritage Propane Partners, L.P.'s operating partnership, Heritage Operating, L.P., valued at $2,652. The purchase price and the exchange price for the Common Units were approved by an independent committee of the Board of Directors of Heritage Holdings, Inc. The exchange price for the Common Units was $19.73125 per unit under a formula based on the average closing price of Heritage Propane Partners L.P.'s Common Units on the New York Stock Exchange for the twenty (20) day period beginning ten (10) days prior to the public announcement of the transaction on June 15, 2000 (the "Formula Price"). The working capital adjustment is anticipated to be settled in January 2001. An additional payment of $5,000 was accrued at August 31, 2000 for the working capital adjustment. To the extent the final payment is more or less than $5,000, goodwill recorded in the transaction will be adjusted.

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
                                                                                               ==========

The accompanying financial statements for the three month period ended November 30, 2000 include the results of operations of Heritage. The financial statements of Peoples Gas are the financial statements of the registrant as Peoples Gas was the acquirer in the transaction in which U.S. Propane was formed. The accompanying financial statements for the three month period ended December 31, 1999 have been presented on a carve-out basis and reflect the historical results of operations, financial position and cash flows of Peoples Gas. Certain expenses in the financial statements include allocations from TECO Energy, Inc. ("TECO") and other wholly-owned subsidiaries of TECO. Management believes that the allocations were made on a reasonable basis; however, the allocations of costs and expenses do not necessarily indicate the costs that would have been incurred by Peoples Gas on a stand-alone basis. Also, the financial statements may not necessarily reflect what the financial position, results of operations and cash flows of Peoples Gas would have been if Peoples Gas had been a separate, stand-alone company during the periods presented. Peoples Gas had a fiscal year-end of December 31, however, Heritage will continue to have Predecessor Heritage's August 31 year-end.


The following unaudited pro forma consolidated results of operations are presented as if the series of transactions with U.S. Propane and Predecessor Heritage had been made at the beginning of the period presented.

                                                                      3-months
                                                                       Ended
                                                                 December 31, 1999
                                                                 -----------------
         Total revenues                                             $    93,463
         Net income                                                 $       926
         Basic and diluted earnings  per common unit                $       .07


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

The Operating Partnership sells propane and propane-related products to more than 500,000 retail customers in 28 states throughout the United States. Heritage is also a wholesale propane supplier in the southwestern and southeastern United States and in Canada, the latter through participation in M-P Energy Partnership. M-P Energy Partnership is a Canadian partnership primarily engaged in lower-margin wholesale distribution in which Heritage owns a 60 percent interest. Heritage grants credit to its customers for the purchase of propane and propane-related products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET DETAIL:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Heritage include the accounts of its subsidiaries, including Heritage Operating, L.P. ("Operating Partnership"), M-P Energy Partnership, Heritage Energy Resources, L.L.C. ("Resources") and the Propane LLCs. Heritage accounts for its 50 percent partnership interest in Bi-State Partnership, another propane retailer, under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. The General Partner's 1.0101 percent limited partner interest and U.S. Propane's 1.0101 percent limited partner interest in the Operating Partnership are accounted for in the consolidated financial statements as minority interests.

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

INVENTORIES

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using weighted-average cost, while the cost of appliances, parts and fittings is determined by the first-in, first-out method. Inventories consisted of the following:

                                             November 30,      August 31,
                                                  2000            2000
                                             ------------      ----------
       Fuel                                  $     36,482      $   30,882
       Appliances, parts and fittings               8,449           8,163
                                             ------------      ----------
                                             $     44,931      $   39,045
                                             ============      ==========


INCOME TAXES

For the three months ended December 31, 1999, Peoples Gas followed the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred income taxes are recorded based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are received and liabilities are settled. TECO retained all tax liabilities related to Peoples Gas that may have existed as of August 9, 2000.

Heritage is a limited partnership. As a result, Heritage's earnings or loss for federal income tax purposes is included in the tax returns of the individual partners. Accordingly, because of the merger, no recognition has been given to income taxes in the accompanying financial statements of Heritage for the three months ended November 30, 2000. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unit holders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the partnership agreement.

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

                                                              Three Months   Three Months   Three Months
                                                                  Ended         Ended          Ended
                                                              November 30,   December 31,   November 30,
                                                                  2000           1999           1999
                                                              ------------   ------------   ------------
                                                                             (Peoples Gas)  (Predecessor)
BASIC NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Limited Partners' interest in net income (loss)               $      1,963   $        284   $       (800)
                                                              ============   ============   ============

Weighted average limited partner units                          12,980,181      1,732,231      9,081,607
                                                              ============   ============   ============

Basic net income (loss) per limited partner unit              $        .15   $        .16   $       (.09)
                                                              ============   ============   ============

DILUTED NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Limited partners' interest in net income (loss)               $      1,963   $        284   $       (800)
                                                              ============   ============   ============

Weighted average limited partner units                          12,980,181      1,732,231      9,081,607
Dilutive effect of Phantom Units                                    24,720             --             --
                                                              ------------   ------------   ------------
Weighted average limited partner units, assuming dilutive
   effect of Phantom Units                                      13,004,901      1,732,231      9,081,607
                                                              ============   ============   ============

Diluted net income (loss) per limited partner unit            $        .15   $        .16   $       (.09)
                                                              ============   ============   ============



CASH DISTRIBUTIONS

Heritage is expected to make quarterly cash distributions of Available Cash, generally defined as consolidated cash receipts less consolidated operating expenses, debt service payments, maintenance capital expenditures and net changes in reserves established by the General Partner for future requirements. These reserves are retained to provide for the proper conduct of Heritage business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters.

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

On October 16, 2000, a quarterly distribution of $.575 per Common and Subordinated Unit, was paid to Unitholders of record at the close of business on October 9, 2000 and to the General Partner for its General Partner interest in the Partnership, its Minority Interest and its Incentive Distribution Rights and to U.S. Propane for its limited partner interest. On December 22, 2000, the Partnership declared a cash distribution for the first quarter ended November 30, 2000 of $.5875 per unit payable on

January 15, 2001 to Unitholders of record at the close of business on January 4, 2001. This was the second increase to the distribution level this fiscal year.

SFAS 133 ACCOUNTING FOR CERTAIN DERIVATIVE INSTRUMENTS AND CERTAIN HEDGING ACTIVITIES

SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, and for hedging activities, be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Heritage adopted the provisions of SFAS 133 effective September 1, 2000. The cumulative effect of adopting SFAS 133 was an adjustment to beginning other comprehensive income of $5,429.

Heritage had certain financial swap instruments outstanding at November 30, 2000 that have been designated as cash flow hedging instruments in accordance with SFAS 133. A financial swap is a contractual agreement to exchange obligations of money between the buyer and seller of the instruments as propane volumes during the pricing period are purchased. The swaps are tied to a set fixed price for the buyer and floating price determinants for the seller priced on certain indices. Heritage entered into these instruments to hedge the forecasted propane volumes to be purchased during each of the one-month periods ending October 2000 through March 2001. Heritage utilizes hedging transactions to provide price protection against significant fluctuations in propane prices. These instruments had a fair value of $2,134 as of November 30, 2000, which was recorded as other assets on the balance sheet through other comprehensive income, exclusive of $121 of minority interest. During the three months ended November 30, 2000, Heritage reclassified into earnings a gain of $864 that was reported in accumulated other comprehensive income.

MARKETABLE SECURITIES

Heritage's marketable securities are classified as available for sale securities as defined by SFAS No. 115 and are reflected as a current asset on the balance sheet at their fair value. An unrealized holding loss of $171 was recorded through accumulated other comprehensive income based on the market value of the securities at November 30, 2000.

3. WORKING CAPITAL FACILITY AND LONG-TERM DEBT:

Effective August 10, 2000, Heritage entered into the Third Amendment to First Amended and Restated Credit Agreement, with various financial institutions that amended then existing credit agreements. Subsequent to the period ended November 30, 2000 Heritage entered into the Fourth Amendment to First Amended and Restated Credit Agreement, which amended the Senior Revolving Working Capital Facility to increase it to $65,000 effective December 28, 2000. The terms of the Agreement as amended are as follows:

         A $65,000 Senior Revolving Working Capital Facility, expiring June 30, 2002, with $48,800 outstanding at November 30, 2000. The interest rate and interest payment dates vary depending on the terms the Partnership agrees to when the money is borrowed. The weighted average interest rate was 8.94 percent for the amount outstanding at November 30, 2000. The Partnership must be free of all working capital borrowings for 30 consecutive days each fiscal year. The maximum commitment fee payable on the unused portion of the facility is .375 percent.

         A $50,000 Senior Revolving Acquisition Facility is available through December 31, 2001, at which time the outstanding amount must be paid in ten equal quarterly installments, beginning March 31, 2002. The interest rate and interest payment dates vary depending on the terms the Partnership agrees to when the money is borrowed. The average interest rate was 8.94 percent on the $18,100 amount outstanding at November 30, 2000. The maximum commitment fee payable on the unused portion of the facility is .375 percent

4. REPORTABLE SEGMENTS:

Heritage's financial statements reflect four reportable segments: the domestic retail operations of Heritage, the domestic wholesale operations of Heritage, the foreign wholesale operations of M-P Energy Partnership, and the trading activities of Resources. Heritage's reportable domestic and wholesale fuel segments are strategic business units that sell products and services to different types of users; retail and wholesale customers. Intersegment sales by the foreign wholesale segment to the domestic segment are priced in accordance with the partnership agreement. Resources is a trading company that buys and sells financial instruments for their own account. Heritage manages these segments separately as each segment involves different distribution, sale and marketing strategies. Heritage evaluates the performance of its operating segments based on operating income. The operating income below does not reflect domestic and foreign selling, general, and administrative expenses of $2,392, $0, and $1,414 for the periods ended November 30, 2000, December 31, 1999 and November 30, 1999, respectively. The following table presents the unaudited financial information by segment for the following periods:

                                  For the Three   For the Three  For the Three
                                  Months ended    Months ended   Months ended
                                  November 30,    December 31,   November 30,
                                      2000            1999            1999
                                  ------------    ------------   ------------
                                                  (Peoples Gas)  (Predecessor)
Gallons:
   Domestic retail fuel                 74,075           8,042         38,875

   Domestic wholesale fuel               3,146              --          1,727
   Foreign wholesale fuel
     Affiliated                         18,025              --         14,506
     Unaffiliated                       22,383              --         19,426
   Elimination                         (18,025)             --        (14,506)
                                  ------------    ------------   ------------
       Total                            99,604           8,042         60,028
                                  ============    ============   ============


Revenues:
   Domestic retail fuel           $     87,752    $     10,133   $     36,518
   Domestic wholesale fuel               2,507              --            946
   Foreign wholesale fuel
     Affiliated                         11,040              --          5,538
     Unaffiliated                       14,074              --          6,864
   Elimination                         (11,040)             --         (5,538)
   Trading  activities                  48,320              --             --
   Other domestic revenues              13,192              --          7,562
                                  ------------    ------------   ------------
       Total                      $    165,845    $     10,133   $     51,890
                                  ============    ============   ============


Operating Income:
   Domestic retail                $     12,073    $        555   $      4,430
   Domestic wholesale fuel                 (53)             --             --
   Foreign wholesale fuel
     Affiliated                            178              --            145
     Unaffiliated                          492              --            414
   Elimination                            (178)             --           (145)
   Trading  activities                     453              --             --
                                  ------------    ------------   ------------
       Total                      $     12,965    $        555   $      4,844
                                  ============    ============   ============

                                As of         As of
                             November 30,   August 31,
                                 2000          2000
                             ------------   ----------
Total Assets:
   Domestic retail           $    520,856   $  473,725
   Domestic wholesale              14,579       12,790
   Foreign wholesale               11,600        7,918
   Trading                         15,558        7,747
   Corporate                      102,552      113,599
                             ------------   ----------
         Total               $    665,145   $  615,779
                             ============   ==========


                                      For the Three     For the Three     For the Three
                                       Months ended      Months ended      Months ended
                                       November 30,      December 31,      November 30,
                                           2000              1999              1999
                                      --------------    --------------    -------------
Depreciation and amortization:
   Domestic retail                    $        9,535    $          779    $       4,010
   Domestic wholesale                             23                --               10
   Foreign wholesale                               4                --                2
                                      --------------    --------------    -------------
         Total                        $        9,562    $          779    $       4,022
                                      ==============    ==============    =============

5. FOOTNOTES INCORPORATED BY REFERENCE:

Certain footnotes are applicable to the consolidated financial statements but would be substantially unchanged from those presented on Form 10-K filed with the Securities and Exchange Commission on November 29, 2000. Accordingly, reference should be made to the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the following:

         NOTE     DESCRIPTION
         ----     -----------
         2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                  AND BALANCE SHEET DETAIL
         4.       INCOME TAXES
         5.       WORKING CAPITAL FACILITY AND LONG-TERM DEBT
         6.       COMMITMENTS AND CONTINGENCIES
         7.       PARTNERS' CAPITAL
         8.       PROFIT SHARING AND 401(K) SAVINGS PLAN
         9.       RELATED PARTY TRANSACTIONS

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

         o CHANGES IN LAWS AND REGULATIONS TO WHICH HERITAGE IS SUBJECT, INCLUDING TAX, ENVIRONMENTAL AND EMPLOYMENT REGULATIONS;

         o THE COSTS AND EFFECTS OF LEGAL AND ADMINISTRATIVE PROCEEDINGS AGAINST HERITAGE OR WHICH MAY BE BROUGHT AGAINST HERITAGE;

         o THE ABILITY OF HERITAGE TO SUSTAIN ITS HISTORICAL LEVELS OF INTERNAL GROWTH; AND

         o THE ABILITY OF HERITAGE TO CONTINUE TO LOCATE AND ACQUIRE OTHER PROPANE COMPANIES AT PURCHASE PRICES THAT ARE ACCRETIVE TO ITS FINANCIAL RESULTS.

WEATHER AND SEASONALITY

Heritage's propane distribution business is seasonal and dependent upon weather conditions in its service areas. Propane sales to residential and commercial customers are affected by winter heating season requirements, which generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Sales to industrial and agricultural customers are much less weather sensitive. In any given area, sustained warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use. Heritage therefore uses information derived from periods of normal temperatures in understanding how temperatures that are colder or warmer than normal affect historical results of operations and in preparing forecasts of future operations, which generally assumes that normal weather will prevail in each of the regions in which it operates.

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

GENERAL

Peoples Gas engaged in the sale, distribution and marketing of propane and other related products. Revenues were derived primarily from the retail propane marketing business. Peoples Gas believes that prior to the series of transactions with Atmos, AGL, Piedmont and Predecessor Heritage, it was among the top 25 retail propane marketers nationally and was the largest independent propane distributor in Florida. At the time of the transactions, Peoples Gas was serving more than 70,000 residential, commercial and industrial customers located in the Florida peninsula.

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

Predecessor Heritage engaged in the sale, distribution and marketing of propane and other related products. Predecessor Heritage derived its revenue primarily from the retail propane marketing business. The General Partner believes that Predecessor Heritage was the seventh largest retail marketer of propane in the United States, based on retail gallons sold prior to the series of transactions with U.S. Propane, serving almost 286,000 residential, industrial/commercial and agricultural customers in 27 states through over 170 retail outlets. The General Partner believes that following the U.S. Propane transactions, Heritage is the fourth largest retail marketer of propane in the United States, based on retail gallons sold. Heritage now serves almost 500,000 residential, industrial/commercial and agricultural customers in 28 states through over 250 retail outlets.

Since its formation in 1989, Predecessor Heritage grew primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth. Through August 9, 2000, Predecessor Heritage completed 70 acquisitions for an aggregate purchase price of approximately $297 million. Predecessor Heritage completed 42 of these acquisitions since its initial public offering on June 25, 1996. During the period between August 9, 2000 and November 30, 2000, Heritage completed six additional acquisitions.

The retail propane business of Heritage consists principally of transporting propane purchased in the contract and spot markets, primarily from major oil companies, to its retail distribution outlets and then to tanks located on the customers' premises, as well as to portable propane cylinders. In the residential and commercial markets, propane is primarily used for space heating, water heating and cooking. In the agricultural market, propane is primarily used for crop drying, tobacco curing, poultry brooding and weed control. In addition, propane is used for certain industrial applications, including use as an engine fuel that burns in internal combustion engines that power vehicles and forklifts and as a heating source in manufacturing and mining processes.

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

The formation of U.S. Propane and the merger with Predecessor Heritage affect the comparability of the three months ended November 30, 2000 and December 31, 1999, because the volumes and results of operations for the three months ended November 30, 2000 include the volumes and results of operations of Heritage. The increases in the line items discussed below are a result of these transactions and the effects of slightly colder than normal weather experienced during the quarter ended November 30, 2000. Amounts discussed below reflect 100 percent of the results of M-P Energy Partnership during the three months ended November 30, 2000. M-P Energy Partnership is a general partnership in which Heritage owns a 60 percent interest. Because M-P Energy Partnership is primarily engaged in lower-margin wholesale distribution, its contribution to Heritage's net income is not significant and the minority interest of this partnership is excluded from the EBITDA calculation.

THREE MONTHS ENDED NOVEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1999

         Volume. Total retail gallons sold in the three months ended November 30, 2000 were 74.1 million, an increase of 66.1 million over the 8.0 million gallons sold in the three months ended December 31, 1999. As a comparison, Predecessor Heritage sold 38.9 million retail gallons in the three months ended November 30, 1999.

         Revenues. Total revenues for the three months ended November 30, 2000 were $165.8 million, an increase of $155.7 million as compared to $10.1 million in the three months ended December 31, 1999 and an increase of $113.9 million over Predecessor Heritage's revenues for the three months ended November 30, 1999. The trading activity conducted through Heritage Energy Resources represented $48.3 million of the increases described above and the remainder related to increased volumes related to the transactions referred to above and increased volumes related to colder temperatures in 2000 along with higher selling prices.

         Cost of Products Sold. Total cost of products sold and trading activities increased to $117.7 million for the three months ended November 30, 2000 as compared to $5.2 million for the three months ended December 31, 1999. Of this increase, $47.8 million is the result of trading activity during the three months ended November 30, 2000. Predecessor Heritage had cost of sales of $29.4 million for the three months ended November 30, 1999. Fuel cost of sales increased due to the increases in volumes described above and due to the wholesale cost of propane for the three months ended November 30, 2000 being significantly higher as compared to the same time period last year.

         Gross Profit. Total gross profit for the three months ended November 30, 2000 was $48.1 million as compared to $4.9 million for the three months ended December 31, 1999 due to the aforementioned increases in retail volumes and revenues, offset by the increase in product costs. For the three months ended November 30, 2000, retail fuel gross profit was $37.2 million, U.S. wholesale was $.2 million, and other gross profit was $9.7 million. Foreign wholesale gross profit and trading gross profit both were $.5 million for the period ended November 30, 2000. As a comparison, the three months ended November 30, 1999, Predecessor Heritage recorded retail fuel gross profit of $17.3 million, wholesale fuel gross profit of $.1 million, foreign gross profit of $.4 million and other of $4.7 million, for a total gross profit of $22.5 million.

         Operating Expenses. Operating expenses were $25.6 million for the three months ended November 30, 2000 as compared to $3.6 million for the three months ended December 31, 1999. The increase of $22.0 million is the result of the additional operating expense related to the merger. Predecessor Heritage had operating expenses of $13.6 million in the three months ended November 30, 1999.

         Selling, General and Administrative. Selling, general and administrative expenses were $2.4 million for the three months ended November 30, 2000. Predecessor Heritage had selling, general and administrative expenses of $1.4 million for the three months ended November 30, 1999.

         Depreciation and Amortization. Depreciation and amortization was $9.5 million in the three months ended November 30, 2000 as compared to $.8 million in the three months ended December 31, 1999 and $4.1 million for Predecessor Heritage for the three months ended November 30, 1999. The increase is primarily attributable to the addition of property, plant and equipment, and intangible assets from the transactions referred to above.

         Operating Income. For the three months ended November 30, 2000 Heritage had operating income of $10.6 million as compared to operating income of $.6 million for the three months ended December 31, 1999. Predecessor Heritage reported operating income of $3.4 million in the three months ended November 30, 1999.

        Net Income. For the three month period ended November 30, 2000, Heritage had net income of $2.0 million, an increase of $1.7 million as compared to net income for the three months ended December 31, 1999 of $.3 million. As a comparison, Heritage's current quarter net income of $2.0 million, represents an increase of $2.8 million over Predecessor Heritage's reported net loss of $.8 million for the three months ended November 30, 1999.

        EBITDA. Earnings before interest, taxes, depreciation and amortization increased $19.3 million to $20.6 million for the three months ended November 30, 2000, as compared to the EBITDA of $1.3 million for the period ended December 31, 1999. The EBITDA for Predecessor Heritage for the three months ended November 30, 1999 was $7.7 million. Heritage's EBITDA includes the EBITDA of investees, but does not include the EBITDA of the minority interest of M-P Energy Partnership. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating Heritage's ability to make the Minimum Quarterly Distribution.


LIQUIDITY AND CAPITAL RESOURCES

The ability of Heritage to satisfy its obligations will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions and other factors, many of which are beyond its control. Future capital requirements of Heritage are expected to be provided by cash flows from operating activities. To the extent future capital requirements exceed cash flows from operating activities:

         a) working capital will be financed by the working capital line of credit and repaid from subsequent seasonal reductions in inventory and accounts receivable

         b) growth capital, expended mainly for customer tanks, will be financed by the revolving acquisition bank line of credit; and

         c) acquisition capital expenditures will be financed by the revolving acquisition bank line of credit; other lines of credit, long term debt, issues of additional Common Units or a combination thereof.


        Operating Activities. Cash used in operating activities during the three months ended November 30, 2000, was $9.2 million. The net cash used from operations for the three months ended November 30, 2000 consisted of the impact of working capital used of $20.2 million offset by net income of $2.0 million and noncash charges of $9.0 million, principally depreciation and amortization. Accounts receivable have increased significantly as compared to the prior year as a result of the net effect of the increase in propane costs which in part was passed on to the customers and a larger customer base due to the transactions with U.S. Propane. Accounts payable has also increased due to the same related reasons of the increased cost of propane and the merger.

        Investing Activities. Heritage completed four acquisitions during the three months ended November 30, 2000 spending $12.2 million, net of cash received, to purchase propane companies. This capital expenditure amount is reflected in the cash used in investing activities of $20.4 million along with a net $5.9 million spent for maintenance needed to sustain operations at current levels and customer tanks to support growth of operations. Other investing activities include $2.3 million of cash paid for marketable securities.

        Financing Activities. Cash provided by financing activities during the three months ended November 30, 2000 of $32.7 million resulted mainly from a net increase in the working capital facility of $24.6 million and a net increase in the Acquisition Facility of $16.2 million used to acquire other propane businesses. These increases were offset by cash distributions to unitholders of $7.6 million and payments on other long-term debt of $.5 million.

        Financing and Sources of Liquidity

During the quarter ended November 30, 2000, Heritage used its Bank Credit Facility, which includes a Working Capital Facility, a revolving credit facility providing for up to $50.0 million of borrowings for working capital and other general partnership purposes, and the Acquisition Facility, a revolving credit facility providing for up to $50.0 million of borrowings for acquisitions and improvements. Subsequent to November 30, 2000, Heritage increased its Working Capital Facility to $65.0 million.

Heritage uses its cash provided by operating and financing activities to provide distributions to unitholders and to fund acquisition, maintenance and growth capital expenditures. Acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and intangibles associated with such acquired businesses, were $12.2 million for the three months ended November 30, 2000. In addition to this, $1.8 million for notes payable on non-compete agreements were issued in connection with certain acquisitions.

Under its Partnership Agreement, Heritage will distribute to its partners, 45 days after the end of each fiscal quarter, an amount equal to all of its Available Cash for such quarter. Available Cash generally means, with respect to any quarter of Heritage, all cash on hand at the end of such quarter less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the General Partner to (i) provide for the proper conduct of the Heritage's business, (ii) comply with applicable law or any Heritage debt instrument or other agreement, or (iii) provide funds for distributions to Unitholders and the General Partner in respect of any one or more of the next four quarters. Available Cash is more fully defined in the Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P. previously filed as an exhibit. Distributions of Available Cash to the holders of the Subordinated Units and the Class B Subordinated Units are subject to the prior rights of the holders of the Common Units to receive the Minimum Quarterly Distributions of $.50 per unit for each quarter during the subordination period, and to receive any arrearages in the distribution of Minimum Quarterly Distributions on the Common Units for prior quarters during the subordination period. The subordination period will not end earlier than June 1, 2001 ("Subordination Period"). Heritage's commitment to its unitholders is to distribute the increase in its cash flow while maintaining prudent reserves for operations. Heritage raised the quarterly distribution paid on October 16, 2000 for the fourth quarter ended August 31, 2000, to $.575 per unit (or $2.30 annually) from the quarterly distribution of $.5625 (or $2.25 annually) and again for the distribution declared on December 21, 2000 payable on January 15, 2001, to $.5875 per unit (or $2.35 annually). The decision to increase the quarterly distributions resulted from a review of Predecessor Heritage's past financial performance, and current projections for available cash based on the first quarter's performance and future expectations for Heritage. The current distribution level includes incentive distributions payable to the General Partner to the extent the quarterly distribution exceeds $.55 per unit ($2.20 annually).

The assets utilized in the propane business do not typically require lengthy manufacturing process time nor complicated, high technology components. Accordingly, Heritage does not have any significant financial commitments for capital expenditures. In addition, Heritage has not experienced any significant increases attributable to inflation in the cost of these assets or in its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

At November 30, 2000, Heritage had outstanding propane hedges ("swap agreements") for a total of 34 million gallons of propane at a weighted average price of $.505 per gallon. The fair value of the swap agreement is the amount at which they could be settled, based on quoted market prices. Heritage continues to monitor propane prices and may enter into additional propane hedges in the future. Inherent in the portfolio from the trading activities is certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counterparties to a contract. Heritage takes an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Heritage monitors market risk through a variety of techniques, including routine reporting to senior management. Heritage attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures.

TRADING ACTIVITIES

Heritage trades financial instruments for its own account through Heritage Energy Resources ("Resources"). Financial instruments utilized in connection with trading activities are accounted for using the mark-to-market method. Under the mark-to-market method of accounting, forwards, swaps, options and storage contracts are reflected at fair value, and are shown in the consolidated balance sheet as assets and liabilities from trading activities. Unrealized gains and losses from the financial contracts and the impact of price movements are recognized in the income statement as other income (expense). Changes in the assets and liabilities from trading activity result primarily from changes in the market prices, newly originated transactions and the timing of settlement. Resources attempts to balance its contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on an assessment of anticipated market movements.

Heritage has recorded its trading activities at fair value in accordance with Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" ("EITF 98-10"), which requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings.

Notional Amounts and Terms -

The notional amounts and terms of these financial instruments as of November 30, 2000 include fixed price payor for 717,000 barrels of propane and butane, and fixed price receiver of 712,000 barrels of propane and butane. Notional amounts reflect the volume of the transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure Heritage's exposure to market or credit risks.

Fair Value -

The fair value of the financial instruments related to trading activities as of November 30, 2000, was assets of $893 and liabilities of $697. The unrealized gain related to trading activities for the period ended November 30, 2000, was $190.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the three months ended November 30, 2000, the Partnership issued 72,050 Common Units ("Units") to certain individuals pursuant to the vesting rights of the Restricted Unit Plan. These Units were issued utilizing an exemption from registration under the Securities Act of 1933 as amended.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

         Exhibit
         Number            Description
         -------           -----------
(1)      3.1               Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(10)     3.1.1             Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage
                           Propane Partners, L.P.

(1)      3.2               Agreement of Limited Partnership of Heritage Operating, L.P.

(12)     3.2.1             Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage
                           Operating, L.P.

(7)      10.1              First Amended and Restated Credit Agreement with Banks Dated May 31, 1999

(8)      10.1.1            First Amendment to the First Amended and Restated Credit Agreement dated as of October 15,
                           1999

(9)      10.1.2            Second Amendment to First Amended and Restated Credit Agreement dated as of May 31, 2000

(10)     10.1.3            Third Amendment dated as of August 10, 2000 to First Amended and Restated Credit Agreement

(1)      10.2              Form of Note Purchase Agreement (June 25, 1996)

(3)      10.2.1            Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996

(4)      10.2.2            Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997

(6)      10.2.3            Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998

(8)      10.2.4            Second Amendment Agreement dated September 1, 1999 to June 25, 1996 Note Purchase Agreement

(11)     10.2.5            Third Amendment Agreement dated May 31, 2000 to June 25, 1996 Note Purchase Agreement and
                           November 19, 1997 Note Purchase Agreement

(10)     10.2.6            Fourth Amendment Agreement dated August 10, 2000 to June 25, 1996 Note Purchase Agreement
                           and November 19, 1997 Note Purchase Agreement

         Exhibit
         Number            Description
         -------           -----------
(1)      10.3              Form of Contribution,  Conveyance and Assumption  Agreement among Heritage Holdings,  Inc.,
                           Heritage Propane Partners, L.P. and Heritage Operating, L.P.

(1)      10.6              Restricted Unit Plan

(4)      10.6.1            Amendment of Restricted Unit Plan dated as of October 17, 1996

(12)     10.6.2            Amended and Restated Restricted Unit Plan dated as of August 10, 2000

(12)     10.7              Employment Agreement for James E. Bertelsmeyer dated as of August 10, 2000

(12)     10.8              Employment Agreement for R. C. Mills dated as of August 10, 2000

(12)     10.9              Employment Agreement for Larry J. Dagley dated as of August 10, 2000

(12)     10.10             Employment Agreement for H. Michael Krimbill dated as of August 10, 2000

(12)     10.11             Employment Agreement for Bradley K. Atkinson dated as of August 10, 2000

(7)      10.12             First Amended and Restated Revolving Credit Agreement between Heritage Service Corp. and
                           Banks Dated May 31, 1999

(12)     10.13             Employment Agreement for Mark A. Darr dated as of August 10, 2000

(12)     10.14             Employment Agreement for Thomas H. Rose dated as of August 10, 2000

(12)     10.15             Employment Agreement for Curtis L. Weishahn dated as of August 10, 2000

(5)      10.16             Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1           Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement

(8)      10.16.2           Second Amendment Agreement dated September 1, 1999 to November 19, 1997 Note Purchase
                           Agreement and June 25, 1996 Note Purchase Agreement

(9)      10.16.3           Third Amendment Agreement dated May 31, 2000 to November 19, 1997 Note Purchase Agreement
                           and June 25, 1996 Note Purchase Agreement

(10)     10.16.4           Fourth Amendment Agreement dated August 10, 2000 to November 19, 1997 Note Purchase
                           Agreement and June 25, 1996 Note Purchase Agreement

(10)     10.17             Contribution  Agreement dated June 15, 2000 among U.S. Propane, L.P., Heritage Operating,
                           L.P. and Heritage Propane Partners, L.P.

(10)     10.17.1           Amendment dated August 10, 2000 to June 15, 2000 Contribution Agreement

(10)     10.18             Subscription Agreement dated June 15, 2000 between Heritage Propane Partners, L.P. and individual investors

(10)     10.18.1           Amendment dated August 10, 2000 to June 15, 2000 Subscription Agreement

(10)     10.19             Note Purchase Agreement dated as of August 10, 2000

(12)     21.1              List of Subsidiaries

         Exhibit
         Number            Description
         -------           -----------
(12)     99.1              Balance Sheet of Heritage Holdings, Inc. as of August 31, 2000


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

(11)     Filed as Exhibit 10.16.3.

(12) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-K for the year ended August 31, 2000.

(b)      Reports on Form 8-K.

         Heritage Propane Partners, L.P. filed one report on Form 8-K during the three months ended November 30, 2000. On October 24, 2000, Form 8-K/A was filed to amend the Form 8-K of Heritage Propane Partners, L.P. dated August 23, 2000 and filed with the Securities and Exchange Commission on August 23, 2000. That Form 8-K reported under Item 2 the acquisition of assets from U.S. Propane, L.P. This report provided the financial statements and the pro forma financial information as required under Item 7. This Form 8-K/A also amended the Date of Report (Date of earliest event reported) to be August 10, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   HERITAGE PROPANE PARTNERS, L.P.

                                   By:  Heritage Holdings, Inc., General Partner



Date:  January 15, 2001            By: /s/ Larry J. Dagley
                                       -----------------------------------------
                                           Larry J. Dagley
                                           (Vice President, Chief Financial
                                           Officer and officer duly authorized
                                           to sign on behalf of the registrant)

                               INDEX TO EXHIBITS


         EXHIBIT
         NUMBER            DESCRIPTION
         -------           -----------
(1)      3.1               Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(10)     3.1.1             Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage
                           Propane Partners, L.P.

(1)      3.2               Agreement of Limited Partnership of Heritage Operating, L.P.

(12)     3.2.1             Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage
                           Operating, L.P.

(7)      10.1              First Amended and Restated Credit Agreement with Banks Dated May 31, 1999

(8)      10.1.1            First Amendment to the First Amended and Restated Credit Agreement dated as of October 15,
                           1999

(9)      10.1.2            Second Amendment to First Amended and Restated Credit Agreement dated as of May 31, 2000

(10)     10.1.3            Third Amendment dated as of August 10, 2000 to First Amended and Restated Credit Agreement

(1)      10.2              Form of Note Purchase Agreement (June 25, 1996)

(3)      10.2.1            Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996

(4)      10.2.2            Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997

(6)      10.2.3            Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998

(8)      10.2.4            Second Amendment Agreement dated September 1, 1999 to June 25, 1996 Note Purchase Agreement

(11)     10.2.5            Third Amendment Agreement dated May 31, 2000 to June 25, 1996 Note Purchase Agreement and
                           November 19, 1997 Note Purchase Agreement

(10)     10.2.6            Fourth Amendment Agreement dated August 10, 2000 to June 25, 1996 Note Purchase Agreement
                           and November 19, 1997 Note Purchase Agreement

         EXHIBIT
         NUMBER            DESCRIPTION
         -------           -----------
(1)      10.3              Form of Contribution,  Conveyance and Assumption  Agreement among Heritage Holdings,  Inc.,
                           Heritage Propane Partners, L.P. and Heritage Operating, L.P.

(1)      10.6              Restricted Unit Plan

(4)      10.6.1            Amendment of Restricted Unit Plan dated as of October 17, 1996

(12)     10.6.2            Amended and Restated Restricted Unit Plan dated as of August 10, 2000

(12)     10.7              Employment Agreement for James E. Bertelsmeyer dated as of August 10, 2000

(12)     10.8              Employment Agreement for R. C. Mills dated as of August 10, 2000

(12)     10.9              Employment Agreement for Larry J. Dagley dated as of August 10, 2000

(12)     10.10             Employment Agreement for H. Michael Krimbill dated as of August 10, 2000

(12)     10.11             Employment Agreement for Bradley K. Atkinson dated as of August 10, 2000

(7)      10.12             First Amended and Restated Revolving Credit Agreement between Heritage Service Corp. and
                           Banks Dated May 31, 1999

(12)     10.13             Employment Agreement for Mark A. Darr dated as of August 10, 2000

(12)     10.14             Employment Agreement for Thomas H. Rose dated as of August 10, 2000

(12)     10.15             Employment Agreement for Curtis L. Weishahn dated as of August 10, 2000

(5)      10.16             Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1           Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement

(8)      10.16.2           Second Amendment Agreement dated September 1, 1999 to November 19, 1997 Note Purchase
                           Agreement and June 25, 1996 Note Purchase Agreement

(9)      10.16.3           Third Amendment Agreement dated May 31, 2000 to November 19, 1997 Note Purchase Agreement
                           and June 25, 1996 Note Purchase Agreement

(10)     10.16.4           Fourth Amendment Agreement dated August 10, 2000 to November 19, 1997 Note Purchase
                           Agreement and June 25, 1996 Note Purchase Agreement

(10)     10.17             Contribution  Agreement dated June 15, 2000 among U.S. Propane, L.P., Heritage Operating,
                           L.P. and Heritage Propane Partners, L.P.

(10)     10.17.1           Amendment dated August 10, 2000 to June 15, 2000 Contribution Agreement

(10)     10.18             Subscription Agreement dated June 15, 2000 between Heritage Propane Partners, L.P. and individual investors

(10)     10.18.1           Amendment dated August 10, 2000 to June 15, 2000 Subscription Agreement

(10)     10.19             Note Purchase Agreement dated as of August 10, 2000

(12)     21.1              List of Subsidiaries

         EXHIBIT
         NUMBER            DESCRIPTION
         -------           -----------
(12)     99.1              Balance Sheet of Heritage Holdings, Inc. as of August 31, 2000


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

(11)     Filed as Exhibit 10.16.3.

(12) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-K for the year ended August 31, 2000.