Form 10-Q
period 2001-02-28
HERITAGE PROPANE PARTNERS L P
filed 2001-04-12
CIK 1012569

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2001

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

Yes      X          No
    -----------        -----------

At March 28, 2001, the registrant had units outstanding as follows:

Heritage Propane Partners, L.P.     9,746,196          Common Units
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

                                TABLE OF CONTENTS

                                                                                                               Pages
                                                                                                               -----
PART I            FINANCIAL INFORMATION

                                  HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

  (FORMERLY PEOPLES GAS COMPANY AND SURVIVING LEGAL ENTITY IN THE SERIES OF TRANSACTIONS WITH U.S. PROPANE)

     ITEM 1.      FINANCIAL STATEMENTS

                  Consolidated Balance Sheets -
                       February 28, 2001 and August 31, 2000......................................................1

                  Consolidated Statements of Operations -
                      Three months and six months ended February 28, 2001, March 31, 2000
                      (Peoples Gas) and February 29, 2000 (Predecessor Heritage)..................................2

                  Consolidated Statements of Comprehensive Income -
                      Three months and six months ended February 28, 2001, March 31, 2000
                      (Peoples Gas) and February 29, 2000 (Predecessor Heritage)..................................3

                  Consolidated Statement of Partners' Capital

                      Six months ended February 28, 2001..........................................................4

                  Consolidated Statements of Cash Flows
                      Six months ended February 28, 2001,
                      March 31, 2000 (Peoples Gas)
                      and February 29, 2000 (Predecessor Heritage)................................................5

                  Notes to Consolidated Financial Statements......................................................6


     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS........................................................12

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK................................................................................18


PART II           OTHER INFORMATION

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K...............................................................19

     SIGNATURE

                         PART I - FINANCIAL INFORMATION

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                                      February 28,     August 31,
                                                                          2001            2000
                                                                      -----------      -----------
                                                                       (unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash                                                               $    11,470      $     4,845
   Marketable securities                                                    4,051                -
   Accounts receivable, net of allowance for doubtful accounts
     of $2,385 and $0, respectively                                        96,001           31,855
   Inventories                                                             28,093           39,045
   Assets from trading activities                                             490            4,133
   Prepaid expenses and other                                               1,061            4,991
                                                                      -----------      -----------
     Total current assets                                                 141,166           84,869

PROPERTY, PLANT AND EQUIPMENT, net                                        367,755          339,366
INVESTMENT IN AFFILIATES                                                    6,872            5,795
INTANGIBLES AND OTHER ASSETS, net                                         202,782          185,749
                                                                      -----------      -----------
     Total assets                                                     $   718,575      $   615,779
                                                                      ===========      ===========
                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Working capital facility                                           $    12,000      $    24,200
   Accounts payable                                                        63,571           43,244
   Accounts payable to related companies                                    7,436            3,814
   Accrued and other current liabilities                                   40,594           24,682
   Liabilities from trading activities                                        702            3,684
   Current maturities of long-term debt                                     3,096            2,588
                                                                      -----------      -----------
     Total current liabilities                                            127,399          102,212

LONG-TERM DEBT,  less current maturities                                  408,372          361,990
MINORITY INTEREST                                                           5,496            4,821
                                                                      -----------      -----------
COMMITMENTS AND CONTINGENCIES
     Total liabilities                                                    541,267          469,023
                                                                      -----------      -----------
PARTNERS' CAPITAL:
   Common unitholders (9,746,196 and 9,674,146 units issued and outstanding at February 28, 2001 and August 31, 2000,
     respectively)                                                        128,903          106,221
   Subordinated unitholders (1,851,471 units issued and
     outstanding at February 28, 2001 and August 31, 2000,
     respectively)                                                         27,439           23,130
   Class B subordinated unitholders (1,382,514 units issued and
     outstanding at February 28, 2001 and August 31, 2000,                 19,681           16,464
     respectively)
   General partner                                                          1,121              941
   Accumulated other comprehensive income                                     164                -
                                                                      -----------      -----------
     Total partners' capital                                              177,308          146,756
                                                                      -----------      -----------
     Total liabilities and partners' capital                          $   718,575      $   615,779
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per unit and unit data)
                                   (unaudited)

                                         Three       Three        Three
                                        Months       Months       Months      Six Months      Six Months    Six Months
                                         Ended       Ended        Ended           Ended         Ended          Ended
                                      February 28,   March 31,  February 29,  February  28,    March 31,    February 29,
                                         2001         2000         2000           2001          2000            2000
                                     -----------   -----------  -----------    -----------   ------------   ------------
                                                     Peoples    Predecessor                    Peoples       Predecessor
                                                       Gas        Heritage                        Gas         Heritage
REVENUES:
   Retail fuel                       $   211,229   $    14,377  $    83,001    $   298,981   $     24,510   $    119,519
   Wholesale fuel                         26,168             -       11,911         42,749              -         19,728
   Trading activities                     77,763             -            -        126,083              -              -
   Other                                  11,600             -        7,248         24,792              -         14,803
                                     -----------   -----------  -----------    -----------   ------------   ------------
     Total revenues                      326,760        14,377      102,160        492,605         24,510        154,050

COSTS AND EXPENSES:
   Cost of products sold                 138,706         7,880       57,260        208,645         13,078         86,681
   Trading activities                     76,456             -            -        124,246              -              -
   Operating expenses                     41,517         3,276       16,994         67,106          6,877         30,597
   Depreciation and amortization          10,262           808        4,714         19,824          1,587          8,736
   Selling, general and
     administrative                        7,189             -        1,939          9,581              -          3,353
                                     -----------   -----------  -----------    -----------   ------------   ------------
     Total costs and expenses            274,130        11,964       80,907        429,402         21,542        129,367
                                     -----------   -----------  -----------    -----------   ------------   ------------
OPERATING INCOME                          52,630         2,413       21,253         63,203          2,968         24,683
OTHER INCOME (EXPENSE):
   Interest expense                       (8,915)            -       (4,825)       (17,666)             -         (9,223)
   Equity in earnings of affiliates          984             -          597          1,201              -            643
   Gain on disposal of assets                (18)            -           90            203              -            375
   Other                                     (25)         (115)         222           (163)           (97)           152
                                     -----------   -----------  -----------    -----------   ------------   ------------
INCOME BEFORE MINORITY INTEREST
  AND INCOME TAXES                        44,656         2,298       17,337         46,778          2,871         16,630
   Minority interest                      (1,326)            -         (366)        (1,485)             -           (467)
                                     -----------   -----------  -----------    -----------   ------------   ------------
INCOME BEFORE INCOME TAXES                43,330         2,298       16,971         45,293          2,871         16,163
   Income taxes                                -           841            -              -          1,130              -
                                     -----------   -----------  -----------    -----------   ------------   ------------
NET INCOME                                43,330         1,457       16,971         45,293          1,741         16,163
GENERAL PARTNER'S INTEREST IN
   NET INCOME                                433            15          169            453             16            161
                                     -----------   -----------  -----------    -----------   ------------   ------------
LIMITED PARTNERS' INTEREST IN
  NET INCOME                         $    42,897   $     1,442  $    16,802    $    44,840   $      1,725   $     16,002
                                     ===========   ===========  ===========    ===========   ============   ============
BASIC NET INCOME PER LIMITED
  PARTNER UNIT                       $      3.30   $       .83  $      1.70    $      3.45   $       1.00   $       1.69
                                     ===========   ===========  ===========    ===========   ============   ============
BASIC WEIGHTED AVERAGE NUMBER OF
  UNITS OUTSTANDING                   12,980,181     1,734,524    9,883,217     12,980,181      1,733,371      9,482,412
                                     ===========   ===========  ===========    ===========   ============   ============
DILUTED NET INCOME PER LIMITED
  PARTNER UNIT                       $      3.30   $       .83  $      1.69    $      3.45   $       1.00   $       1.67
                                     ===========   ===========  ===========    ===========   ============   ============
DILUTED WEIGHTED AVERAGE NUMBER OF
  UNITS OUTSTANDING                   13,014,231     1,734,524    9,957,517     13,009,540      1,733,371      9,557,108
                                     ===========   ===========  ===========    ===========   ============   ============


  The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (in thousands, unaudited)



                                         Three       Three        Three
                                        Months       Months       Months      Six Months      Six Months    Six Months
                                         Ended       Ended        Ended           Ended         Ended          Ended
                                      February 28,   March 31,  February 29,  February  28,    March 31,    February 29,
                                         2001         2000         2000           2001          2000            2000
                                      ----------    ---------    ---------     ----------     ---------      ----------
                                                     Peoples    Predecessor                    Peoples       Predecessor
                                                       Gas        Heritage                        Gas         Heritage
Net income                            $   43,330    $   1,457    $  16,971     $   45,293     $   1,741      $   16,163
Other comprehensive income
   Unrealized gain (loss) on
     derivative instruments                  967            -            -         (1,585)            -               -
   Unrealized loss on
     available-for-sale securities          (214)           -            -           (385)            -               -
                                      ----------    ---------    ---------     ----------     ---------      ----------
   Comprehensive  income              $   44,083    $   1,457    $  16,971     $   43,323     $   1,741      $   16,163
                                      ==========    =========    =========     ==========     =========      ==========
RECONCILIATION OF ACCUMULATED OTHER
COMPREHENSIVE INCOME
Balance, beginning of period          $    1,842    $       -    $       -     $        -     $       -      $        -
Cumulative effect of the adoption of
   SFAS 133                                                 -            -          5,429             -               -
Current period reclassification to
earnings                                  (2,431)           -            -         (3,295)            -               -
Current period change                        753            -            -         (1,970)            -               -
                                      ----------    ---------    ---------     ----------     ---------      ----------
Balance, end of period                $      164    $       -    $       -     $      164     $       -      $        -
                                      ----------    ---------    ---------     ----------     ---------      ----------









The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                        (in thousands, except unit data)
                                   (unaudited)

                                                      Number of Units
                                           ------------------------------------------

                                                                            Class B
                                             Common       Subordinated   Subordinated       Common        Subordinated
                                           ---------      ------------   ------------    -----------      ------------
BALANCE, AUGUST 31, 2000                   9,674,146       1,851,471       1,382,514     $   106,221      $    23,130
Unit distribution                                  -               -               -         (11,330)          (2,152)
Issuance of Common Units pursuant to
  the vesting rights of the                   72,050               -               -               -                -
  Restricted Unit Plan
Other                                              -               -               -             344               65
Cumulative effect of the adoption of
  SFAS 133                                         -               -               -               -                -
Net change in accumulated other
  comprehensive income per
  accompanying statements                          -               -               -               -                -
Net income                                         -               -               -          33,668            6,396
                                           ---------       ---------       ---------     -----------      -----------
BALANCE, FEBRUARY 28, 2001                 9,746,196       1,851,471       1,382,514     $   128,903      $    27,439
                                           =========       =========       =========     ===========      ===========



                                                                         Accumulated
                                                                            Other
                                             Class B        General      Comprehensive
                                          Subordinated      Partner         Income          Total
                                          ------------     ---------      ----------     -----------
BALANCE, AUGUST 31, 2000                   $   16,464      $     941      $        -     $   146,756
Unit distribution                              (1,607)          (278)              -         (15,367)
Issuance of Common Units pursuant to
  the vesting rights of the                         -              -               -               -
  Restricted Unit Plan
Other                                              48              5               -             462
Cumulative effect of the adoption of
  SFAS 133                                          -              -           5,429           5,429
Net change in accumulated other
  comprehensive income per
  accompanying statements                           -              -          (5,265)         (5,265)
Net income                                      4,776            453               -          45,293
                                           -----------     ---------      ----------     -----------
BALANCE, FEBRUARY 28, 2001                 $    19,681     $   1,121      $      164     $   177,308
                                           ===========     =========      ==========     ===========








The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (in thousands, unaudited)

                                                                      Six Months     Six Months     Six Months
                                                                        Ended          Ended          Ended
                                                                     February 28,     March 31,     February 29,
                                                                         2001           2000           2000
                                                                      -----------     ---------     -----------
                                                                                       Peoples      Predecessor
                                                                                         Gas          Heritage
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                         $    45,293     $   1,741     $    16,163
     Reconciliation of net income to net cash provided by
         operating activities-
     Depreciation and amortization                                         19,824         1,587           8,736
     Provision for loss on accounts receivable                              2,385             -             122
     Gain on disposal of assets                                              (203)            -            (375)
     Deferred compensation on restricted units                                462             -             217
     Undistributed earnings of affiliates                                  (1,078)            -            (643)
     Minority interest                                                        653             -             250
     Deferred income taxes                                                      -           501               -
     Unrealized gain on trading securities                                      -             -            (300)
     Changes in assets and liabilities, net of effect of
         acquisitions:
       Accounts receivable                                                (63,425)       (2,036)        (21,595)
       Trading asset                                                        3,643             -               -
       Marketable securities                                                    -             -          (2,545)
       Inventories                                                         12,357          (670)          3,825
       Prepaid expenses                                                       774           (33)            159
       Intangibles and other assets                                          (451)            -            (188)
       Accounts payable to related parties                                  3,621             -               -
       Accounts payable                                                    23,120         2,051           9,532
       Trading liability                                                   (2,983)            -               -
       Accrued and other current liabilities                                5,231        (3,103)            793
                                                                      -----------     ---------     -----------
         Net cash provided by operating activities                         49,223            38          14,151
                                                                      -----------     ---------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired                       (44,538)            -         (43,602)
   Capital expenditures                                                   (12,094)       (4,756)         (8,761)
   Other                                                                   (3,444)            -             587
                                                                      -----------     ---------     -----------
         Net cash used in investing activities                            (60,076)       (4,756)        (51,776)
                                                                      -----------     ---------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                               149,892             -          87,350
   Principal payments on debt                                            (117,047)            -         (61,207)
   Net proceeds from issuance of common units                                   -             -          24,054
   Unit distribution                                                      (15,367)            -         (10,524)
   Dividends paid                                                               -          (136)              -
   Advances from parent                                                         -         4,700               -
   Capital contribution from General Partner                                    -             -             265
                                                                      -----------     ---------     -----------
         Net cash provided by financing activities                         17,478         4,564          39,938
                                                                      -----------     ---------     -----------
INCREASE (DECREASE) IN CASH                                                 6,625          (154)          2,313
CASH, beginning of period                                                   4,845          (392)          1,679
                                                                      -----------     ---------     -----------
CASH, end of period                                                   $    11,470     $    (546)    $     3,992
                                                                      ===========     =========     ===========
NONCASH FINANCING ACTIVITIES:
   Notes payable incurred on noncompete agreements                    $     2,097     $       -     $     2,985
                                                                      ===========     =========     ===========
   Issuance of restricted common units                                $         -     $       -     $     2,789
                                                                      ===========     =========     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                           $    17,349     $       -     $     8,231
                                                                      ===========     =========     ===========
   Cash paid to parent for income taxes under tax sharing
     agreement, net                                                   $         -     $     175     $         -
                                                                      ===========     =========     ===========

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
                                                                 ==========


In August 2000, U.S. Propane acquired all of the outstanding common stock of Heritage Holdings, Inc., ("General Partner"), the General Partner of Heritage Propane Partners, L.P., for $120,000. By virtue of Heritage Holdings, Inc.'s general partner and limited partner interests in Heritage Propane Partners, L.P., U.S. Propane gained control of Heritage Propane Partners, L.P. Simultaneously, U.S. Propane transferred its propane operations, consisting of its interest in four separate limited liability companies, AGL Propane, L.L.C., Peoples Gas Company, L.L.C., United Cities Propane Gas, L.L.C. and Retail Propane Company, L.L.C. (former Piedmont operations), (collectively, the "Propane LLCs"), to Heritage Propane Partners, L.P. for $181,395 plus working capital. The $181,395 was payable $139,552 in cash, $31,843 of assumed debt, and the issuance of 372,392 Common Units of Heritage Propane Partners, L.P. valued at $7,348 and a 1.0101 percent limited partnership interest in Heritage Propane Partners, L.P.'s operating partnership, Heritage Operating, L.P., valued at $2,652. The purchase price and the exchange price for the Common Units were approved by an independent committee of the Board of Directors of Heritage Holdings, Inc. The exchange price for the Common Units was $19.73125 per unit under a formula based on the average closing price of Heritage Propane Partners L.P.'s Common Units on the New York Stock Exchange for the twenty (20) day period beginning ten (10) days prior to the public announcement of the transaction on June 15, 2000 (the "Formula Price"). An additional payment of $5,000 was accrued at August 31, 2000 for the working capital adjustment and was paid in March 2001. An additional $6,500 was recorded at February 28, 2001 and recorded as additional goodwill. The final working capital adjustment is anticipated to be settled in April 2001. To the extent the final payment is more than the remaining amount of $6,500, goodwill recorded in the transaction will be adjusted.

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
                                                                                               ==========

The accompanying financial statements for the three-month and six-month periods ended February 28, 2001 include the results of operations of Heritage. The financial statements of Peoples Gas are the prior period financial statements of the registrant as Peoples Gas was the acquirer in the transaction in which U.S. Propane was formed. The accompanying financial statements for the three month and six month periods ended March 31, 2000 have been presented on a carve-out basis and reflect the historical results of operations, financial position and cash flows of Peoples Gas. Certain expenses in the financial statements include allocations from TECO Energy, Inc. ("TECO") and other wholly-owned subsidiaries of TECO. Management believes that the allocations were made on a reasonable basis; however, the allocations of costs and expenses do not necessarily indicate the costs that would have been incurred by Peoples Gas on a stand-alone basis. Also, the financial statements may not necessarily reflect what the financial position, results of operations and cash flows of Peoples Gas would have been if Peoples Gas had been a separate, stand-alone company during the periods presented. Peoples Gas had a fiscal year-end of December 31, however, Heritage will continue to have Predecessor Heritage's August 31 year-end.

The following unaudited pro forma consolidated results of operations are presented as if the series of transactions with U.S. Propane and Predecessor Heritage had been made at the beginning of the period presented.

                                                               Three months           Six months
                                                                  Ended                 Ended
                                                              March 31, 2000        March 31, 2000
                                                              --------------        --------------
    Total revenues                                              $   147,977           $   241,440
    Net income                                                  $    20,265           $    21,191
    Basic and diluted earnings  per common unit                 $      1.57           $      1.67


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

INVENTORIES

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using weighted-average cost, while the cost of appliances, parts and fittings is determined by the first-in, first-out method. Inventories consisted of the following:

                                                 February 28,      August 31,
                                                      2001            2000
                                                  -----------      ----------
       Fuel                                       $    19,668      $   30,882
       Appliances, parts and fittings                   8,425           8,163
                                                  -----------      ----------
                                                  $    28,093      $   39,045
                                                  ===========      ==========

INCOME TAXES

For the three months and six months ended March 31, 2000, Peoples Gas followed the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred income taxes are recorded based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are received and liabilities are settled. TECO retained all tax liabilities related to Peoples Gas that may have existed as of August 9, 2000.

Heritage is a limited partnership. As a result, Heritage's earnings or loss for federal income tax purposes is included in the tax returns of the individual partners. Accordingly, because of the merger, no recognition has been given to income taxes in the accompanying financial statements of Heritage for the three months and six months ended February 28, 2001. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unit holders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the partnership agreement.

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

                                                  Three          Three         Six        Three       Three             Six
                                                  Months        Months        Months      Months       Months          Months
                                                   Ended         Ended         Ended       Ended       Ended            Ended
                                                February 28,    March 31,   February 28,  March 31,  February 29,    February 29,
                                                    2001          2000         2001          2000        2000            2000
                                                ------------   ----------   -----------   ----------   ----------     ----------
                                                                (Peoples                   (Peoples  (Predecessor)  (Predecessor)
                                                                   Gas)                       Gas)
BASIC NET INCOME PER LIMITED PARTNER UNIT:
Limited Partners' interest in net income        $     42,897   $    1,442   $    44,840   $    1,725   $   16,802     $   16,002
                                                ============   ==========   ===========   ==========   ==========     ==========
Weighted average limited partner units            12,980,181    1,734,524    12,980,181    1,733,371    9,883,217      9,482,412
                                                ============   ==========   ===========   ==========   ==========     ==========
Basic net income per limited partner unit       $       3.30   $      .83   $      3.45   $     1.00   $     1.70     $     1.69
                                                ============   ==========   ===========   ==========   ==========     ==========
DILUTED NET INCOME PER LIMITED PARTNER UNIT:
Limited partners' interest in net income        $     42,897   $    1,442   $    44,840   $    1,725   $   16,802     $   16,002
                                                ============   ==========   ===========   ==========   ==========     ==========
Weighted average limited partner units            12,980,181    1,734,524    12,980,181    1,733,371    9,883,217      9,482,412
Dilutive effect of Phantom Units                      34,050            -        29,359            -       74,300         74,696
                                                ------------   ----------   -----------   ----------   ----------     ----------
Weighted average limited partner units,
   assuming dilutive effect of Phantom Units      13,014,231    1,734,524    13,009,540    1,733,371    9,957,517      9,557,108
                                                ============   ==========   ===========   ==========   ==========     ==========
Diluted  net income per  limited  partner unit  $       3.30   $      .83   $      3.45   $     1.00   $     1.69     $     1.67
                                                ============   ==========   ===========   ==========   ==========     ==========

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

On October 16, 2000, a quarterly distribution of $.575 per Common and Subordinated Unit, was paid to Unitholders of record at the close of business on October 9, 2000 and to the General Partner for its General Partner interest in the Partnership, its Minority Interest and its Incentive Distribution Rights and to U.S. Propane for its limited partner interest. On January 15, 2001, a quarterly distribution of $.5875 per Common and Subordinated Unit, was paid to

Unitholders of record at the close of business on January 4, 2001 and to the General Partner for its General Partner interest in the Partnership, its Minority Interest and its Incentive Distribution Rights and to U.S. Propane for its limited partner interest. On March 22, 2001 the Partnership declared a cash distribution for the second quarter ended February 28, 2001 of $.60 per unit payable on April 16, 2001 to Unitholders of record at the close of business on April 2, 2001. This was the third increase to the distribution level this fiscal year.

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

Heritage had certain financial swap instruments outstanding at February 28, 2001 that have been designated as cash flow hedging instruments in accordance with SFAS 133. A financial swap is a contractual agreement to exchange obligations of money between the buyer and seller of the instruments as propane volumes during the pricing period are purchased. The swaps are tied to a set fixed price for the buyer and floating price determinants for the seller priced on certain indices. Heritage entered into these instruments to hedge the forecasted propane volumes to be purchased during the one-month period ending March 31, 2001 and each of the one-month periods ending October 2001 through March 2002. Heritage utilizes hedging transactions to provide price protection against significant fluctuations in propane prices. These instruments had a fair value of $571 as of February 28, 2001, which was recorded as other assets on the balance sheet through other comprehensive income, exclusive of $22 of minority interest. During the three months and six months ended February 28, 2001, Heritage reclassified into earnings a gain of $2,431 and $3,295, respectively, that was reported in accumulated other comprehensive income.

MARKETABLE SECURITIES

Heritage's marketable securities are classified as available for sale securities as defined by SFAS No. 115 and are reflected as a current asset on the balance sheet at their fair value. Unrealized holding losses of $214 and $385 for the three months and six months ended February 28, 2001, respectively, were recorded through accumulated other comprehensive income based on the market value of the securities at February 28, 2001.

3.     WORKING CAPITAL FACILITY AND LONG-TERM DEBT:

Effective December 28, 2000 Heritage entered into the Fourth Amendment to First Amended and Restated Credit Agreement, with various financial institutions, which amended the Senior Revolving Working Capital Facility to increase it to $65,000. The terms of the Agreement as amended are as follows:

       A $65,000 Senior Revolving Working Capital Facility, expiring June 30, 2002, with $12,000 outstanding at February 28, 2001. The interest rate and interest payment dates vary depending on the terms the Partnership agrees to when the money is borrowed. The weighted average interest rate was 8.496 percent for the amount outstanding at February 28, 2001. The Partnership must be free of all working capital borrowings for 30 consecutive days each fiscal year. The maximum commitment fee payable on the unused portion of the facility is .375 percent.

       A $50,000 Senior Revolving Acquisition Facility is available through December 31, 2001, at which time the outstanding amount must be paid in ten equal quarterly installments, beginning March 31, 2002. The interest rate and interest payment dates vary depending on the terms the Partnership agrees to when the money is borrowed. The average interest rate was 8.496 percent on the $47,800 amount outstanding at February 28, 2001. The maximum commitment fee payable on the unused portion of the facility is .375 percent

4.     REPORTABLE SEGMENTS:

Heritage's financial statements reflect four reportable segments: the domestic retail operations of Heritage, the domestic wholesale operations of Heritage, the foreign wholesale operations of M-P Energy Partnership, and the trading activities of Resources. Heritage's reportable domestic and wholesale fuel segments are strategic business units that sell products and services to different types of users; retail and wholesale customers. Intersegment sales by the foreign wholesale segment to the domestic segment are priced in accordance with the partnership agreement. Resources is a trading company that buys and sells financial instruments for their own account. Heritage manages these segments separately as each segment involves different distribution, sale and marketing strategies. Heritage evaluates the performance of its operating segments based on operating income. The operating income below does not reflect selling, general, and administrative expenses of $7,189, $0, and $1,939 for the three months ended February 28, 2001, March 31, 2000 and February 28, 2000, respectively or the selling, general, and administrative expenses of $9,581, $0, and $3,353 for the six months ended February 28, 2001, March 31, 2000 and February 29, 2000. The following table presents the unaudited financial information by segment for the following periods:

                                  For the        For the        For the         For the         For the        For the
                                   Three          Three          Three            Six             Six            Six
                                   Months         Months         Months          Months          Months         Months
                                    ended          ended          ended           ended           ended          ended
                                 February 28,     March 31,    February 29,    February 28,     March 31,     February 29,
                                    2001            2000           2000            2001            2000          2000
                                ------------    -----------     -----------    ------------     ----------    -----------
                                                  (Peoples     (Predecessor)                     (Peoples     (Predecessor)
                                                    Gas)                                            Gas)
Gallons:
   Domestic retail fuel              140,096          8,864          77,352         214,171         16,906        116,227
   Domestic wholesale fuel             6,701              -           2,746           9,847              -          4,473
   Foreign wholesale fuel
     Affiliated                       29,585              -          25,964          47,610              -         40,470
     Unaffiliated                     34,864              -          25,069          57,247              -         44,495
   Elimination                       (29,585)             -         (25,964)        (47,610)             -        (40,470)
                                ------------    -----------     -----------    ------------     ----------    -----------
       Total                         181,661          8,864         105,167         281,265         16,906        165,195
                                ============    ===========     ===========    ============     ==========    ===========
Revenues:
   Domestic retail fuel         $    211,229    $    14,377     $    83,001    $    298,981     $   24,510    $   119,519
   Domestic wholesale fuel             5,158                          1,667           7,665              -          2,613
   Foreign wholesale fuel
     Affiliated                       22,284              -          11,261          33,324              -         16,799
     Unaffiliated                     21,010              -          10,244          35,084              -         17,115
   Elimination                       (22,284)             -         (11,261)        (33,324)             -        (16,799)
   Trading  activities                77,763              -               -         126,083              -              -
   Other domestic revenues            11,600              -           7,248          24,792              -         14,803
                                ------------    -----------     -----------    ------------     ----------    -----------
       Total                    $    326,760    $    14,377     $   102,160    $    492,605     $   24,510    $   154,050
                                ============    ===========     ===========    ============     ==========    ===========
Operating Income:
   Domestic retail              $     57,571    $     2,413     $    22,300    $     69,644     $    2,968    $    26,729
   Domestic wholesale fuel               200              -             226             147              -            226
   Foreign wholesale fuel
     Affiliated                          255              -             220             433              -            365
     Unaffiliated                      1,359              -             666           1,851              -          1,081
   Elimination                          (255)             -            (220)           (433)             -           (365)
   Trading  activities                   689              -               -           1,142              -              -
                                ------------    -----------     -----------    ------------     ----------    -----------
       Total                    $     59,819    $     2,413     $    23,192    $     72,784     $    2,968    $    28,036
                                ============    ===========     ===========    ============     ==========    ===========


                                     As of                  As of
                                 February 28,             August 31,
                                     2001                    2000
                                -----------             -----------
Total Assets:
   Domestic retail              $   577,797             $   473,725
   Domestic wholesale                 6,529                  12,790
   Foreign wholesale                 12,327                   7,918
   Trading                           15,968                   7,747
   Corporate                        105,954                 113,599
                                -----------             -----------
         Total                  $   718,575             $   615,779
                                ===========             ===========

                                  For the Three     For the Three    For the Six     For the Six     For the Three     For the Six
                                   Months ended     Months ended     Months ended    Months ended     Months ended     Months ended
                                   February 28,       March 31,       February 28,     March 31,      February 29,     February 29,
                                       2001             2000              2001           2000             2000             2000
                                    ----------       ----------       ----------     ----------        ----------       ----------
                                                      (Peoples                         (Peoples       (Predecessor)    (Predecessor)
                                                         Gas)                             Gas)
Depreciation and amortization:
   Domestic retail                  $   10,235       $      808       $   19,770     $    1,587        $    4,704       $    8,714
   Domestic wholesale                       23                -               46              -                 8               18
   Foreign wholesale                         4                -                8              -                 2                4
                                    ----------       ----------       ----------     ----------        ----------       ----------
         Total                      $   10,262       $      808       $   19,824     $    1,587        $    4,714       $    8,736
                                    ==========       ==========       ==========     ==========        ==========       ==========

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

THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS:

       - CHANGES IN GENERAL ECONOMIC CONDITIONS IN THE UNITED STATES AS WELL AS CHANGES IN GENERAL ECONOMIC CONDITIONS AND CURRENCIES IN FOREIGN COUNTRIES;

       - WEATHER CONDITIONS THAT VARY SIGNIFICANTLY FROM HISTORICALLY NORMAL CONDITIONS;

       - THE GENERAL LEVEL OF PETROLEUM PRODUCT DEMAND, AND THE AVAILABILITY OF PROPANE SUPPLIES;

       - ENERGY PRICES GENERALLY AND SPECIFICALLY, THE PRICE OF PROPANE TO THE CONSUMER COMPARED TO THE PRICE OF ALTERNATIVE AND COMPETING FUELS;

       -      COMPETITION FROM OTHER PROPANE DISTRIBUTORS AND ALTERNATE FUELS;

       -      THE AVAILABILITY AND COST OF CAPITAL;

       - CHANGES IN LAWS AND REGULATIONS TO WHICH HERITAGE IS SUBJECT, INCLUDING TAX, ENVIRONMENTAL AND EMPLOYMENT REGULATIONS;

       - THE COSTS AND EFFECTS OF LEGAL AND ADMINISTRATIVE PROCEEDINGS AGAINST HERITAGE OR WHICH MAY BE BROUGHT AGAINST HERITAGE;

       - THE ABILITY OF HERITAGE TO SUSTAIN ITS HISTORICAL LEVELS OF INTERNAL GROWTH; AND

       - THE ABILITY OF HERITAGE TO CONTINUE TO LOCATE AND ACQUIRE OTHER PROPANE COMPANIES AT PURCHASE PRICES THAT ARE ACCRETIVE TO ITS FINANCIAL RESULTS.

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

Predecessor Heritage engaged in the sale, distribution and marketing of propane and other related products. Predecessor Heritage derived its revenues primarily from the retail propane marketing business. The General Partner believes that Predecessor Heritage was the seventh largest retail marketer of propane in the United States, based on retail gallons sold prior to the series of transactions with U.S. Propane, serving almost 286,000 residential, industrial/commercial and agricultural customers in 27 states through over 170 retail outlets. The General Partner believes that following the U.S. Propane transactions, Heritage is the fourth largest retail marketer of propane in the

United States, based on retail gallons sold. Heritage now serves nearly 500,000 residential, industrial/commercial and agricultural customers in 28 states through over 250 retail outlets.

Since its formation in 1989, Predecessor Heritage grew primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth. Through August 9, 2000, Predecessor Heritage completed 70 acquisitions for an aggregate purchase price of approximately $297 million. Predecessor Heritage completed 42 of these acquisitions since its initial public offering on June 25, 1996. During the period between August 9, 2000 and February 28, 2001, Heritage completed 8 additional acquisitions.

The retail propane business of Heritage consists principally of transporting propane purchased in the contract and spot markets, primarily from major fuel suppliers, to its retail distribution outlets and then to tanks located on the customers' premises, as well as to portable propane cylinders. In the residential and commercial markets, propane is primarily used for space heating, water heating and cooking. In the agricultural market, propane is primarily used for crop drying, tobacco curing, poultry brooding and weed control. In addition, propane is used for certain industrial applications, including use as an engine fuel that burns in internal combustion engines that power vehicles and forklifts and as a heating source in manufacturing and mining processes.

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

The formation of U.S. Propane and the merger with Predecessor Heritage affect the comparability of the three and six month periods ended February 28, 2001 and March 31, 2000, because the volumes and results of operations for the three and six months ended February 28, 2001 include the volumes and results of operations of Heritage. The increases in the line items discussed below are a result of these transactions and the effects of slightly colder than normal weather experienced during the quarter and six months ended February 28, 2001. Amounts discussed below reflect 100 percent of the results of M-P Energy Partnership during the three and six months ended February 28, 2001. M-P Energy Partnership is a general partnership in which Heritage owns a 60 percent interest. Because M-P Energy Partnership is primarily engaged in lower-margin wholesale distribution, its contribution to Heritage's net income is not significant and the minority interest of this partnership is excluded from the EBITDA calculation.

THREE MONTHS ENDED FEBRUARY 28, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

         Volume. Total retail gallons sold in the three months ended February 28, 2001 were 140.1 million, an increase of 131.2 million over the 8.9 million gallons sold in the three months ended March 31, 2000. As a comparison, Predecessor Heritage sold 77.4 million retail gallons in the three months ended February 29, 2000.

         Revenues. Total revenues for the three months ended February 28, 2001 were $326.8 million, an increase of $312.4 million as compared to $14.4 million in the three months ended March 31, 2000 and an increase of $224.6 million over Predecessor Heritage's revenues for the three months ended February 29, 2000. The trading activity conducted through Heritage Energy Resources represented $77.8 million of the increases described above and the remainder related to increased volumes related to the transactions referred to above and increased volumes related to colder temperatures in 2001 along with higher selling prices.

         Cost of Products Sold. Total cost of products sold and trading activities increased to $215.2 million for the three months ended February 28, 2001 as compared to $7.9 million for the three months ended March 31, 2000. Of this increase, $76.5 million is the result of trading activity during the three months ended February 28, 2001. Predecessor Heritage had cost of sales of $57.3 million for the three months ended February 29, 2000. Fuel cost of sales increased due to the increases in volumes described above and due to the wholesale cost of propane for the three months ended February 28, 2001 being significantly higher as compared to the same time period last year.

         Gross Profit. Total gross profit for the three months ended February 28, 2001 was $111.6 million as compared to $6.5 million for the three months ended March 31, 2000 due to the aforementioned increases in retail volumes and revenues, offset by the increase in product costs. For the three months ended February 28, 2001, retail fuel gross profit was $100.1 million, U.S. wholesale was $.4 million, and other gross profit was $8.4 million. Foreign wholesale gross profit was $1.4 million, and trading gross profit was $1.3 million for the period ended February 28, 2001. As a comparison, for the three months ended February 29, 2000, Predecessor Heritage recorded retail fuel gross profit of $39.2 million, wholesale fuel gross profit of $.3 million, foreign gross profit of $.6 million and other of $4.8 million, for a total gross profit of $44.9 million.

         Operating Expenses. Operating expenses were $41.5 million for the three months ended February 28, 2001 as compared to $3.3 million for the three months ended March 31, 2000. The increase of $38.2 million is the result of the additional operating expense related to the merger. Predecessor Heritage had operating expenses of $17.0 million in the three months ended February 29, 2000.

         Selling, General and Administrative. Selling, general and administrative expenses were $7.2 million for the three months ended February 28, 2001. Peoples Gas did not classify any of their operating expenses as selling, general and administrative, so as a comparison Predecessor Heritage had selling, general and administrative expenses of $1.9 million for the three months ended February 29, 2000. The increase of $5.3 million is primarily due to the formation of U.S. Propane and the merger with Predecessor Heritage.

         Depreciation and Amortization. Depreciation and amortization was $10.3 million in the three months ended February 28, 2001 as compared to $.8 million in the three months ended March 31, 2000 and $4.7 million for Predecessor Heritage for the three months ended February 29, 2000. The increase is primarily attributable to the addition of property, plant and equipment, and intangible assets from the transactions referred to above.

         Operating Income. For the three months ended February 28, 2001 Heritage had operating income of $52.6 million as compared to operating income of $2.4 million for the three months ended March 31, 2000. Predecessor Heritage reported operating income of $21.3 million in the three months ended February 29, 2000.

        Net Income. For the three-month period ended February 28, 2001, Heritage had net income of $43.3 million, an increase of $41.8 million as compared to net income for the three months ended March 31, 2000 of $1.5 million. As a comparison, Heritage's current quarter net income of $43.3 million, represents an increase of $26.3 million over Predecessor Heritage's reported net income of $17.0 million for the three months ended February 29, 2000.

        EBITDA. Earnings before interest, taxes, depreciation and amortization increased $60.8 million to $63.9 million for the three months ended February 28, 2001, as compared to the EBITDA of $3.1 million for the period ended March 31, 2000. The EBITDA for Predecessor Heritage for the three months ended February 29, 2000 was $27.0 million. Heritage's EBITDA includes the EBITDA of investees, but does not include the EBITDA of the minority interest of M-P Energy Partnership. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating Heritage's ability to make the Minimum Quarterly Distribution.

SIX MONTHS ENDED FEBRUARY 28, 2001 COMPARED TO THE SIX MONTHS ENDED MARCH 31,
2000

         Volume. Total retail gallons sold in the six months ended February 28, 2001 were 214.2 million, an increase of 197.3 million over the 16.9 million gallons sold in the six months ended March 31, 2000. As a comparison, Predecessor Heritage sold 116.2 million retail gallons in the six months ended February 28, 2000.

         Revenues. Total revenues for the six months ended February 28, 2001 were $492.6 million, an increase of $468.1 million as compared to $24.5 million in the six months ended March 31, 2000 and an increase of $338.6 million over Predecessor Heritage's revenues for the six months ended February 29. 2000. The trading activity conducted through Heritage Energy Resources represented $126.1 million of the increases described above and the remainder related to increased volumes related to the transactions referred to above and increased volumes related to colder temperatures in the current heating season along with higher selling prices.

         Cost of Products Sold. Total cost of products sold and trading activities increased to $332.8 million for the six months ended February 28, 2001 as compared to $13.1 million for the six months ended March 31, 2000. Of this increase, $124.3 million is the result of trading activity during the six months ended February 28, 2001. Predecessor Heritage had cost of sales of $86.6 million for the six months ended February 29, 2000. Fuel cost of sales increased due to the increases in volumes described above and due to the wholesale cost of propane for the six months ended February 28, 2001 being significantly higher as compared to the same time period last year.

         Gross Profit. Total gross profit for the six months ended February 28, 2001 was $159.7 million as compared to $11.4 million for the six months ended February 28, 2001 due to the aforementioned increases in retail volumes and revenues, offset by the increase in product costs. For the six months ended February 28, 2001, retail fuel gross profit was $137.3 million, U.S. wholesale was $.6 million, and other gross profit was $18.1 million. Foreign wholesale gross profit and trading gross profit were both $1.9 million for the period ended February 28, 2001. As a comparison, for the six months ended February 29, 2000, Predecessor Heritage recorded retail fuel gross profit of $56.5 million, wholesale fuel gross profit of $.4 million, foreign gross profit of $1.1 million and other of $9.4 million, for a total gross profit of $67.4 million.

         Operating Expenses. Operating expenses were $67.1 million for the six months ended February 28, 2001 as compared to $6.9 million for the six months ended March 31, 2000. The increase of $60.2 million primarily is the result of the additional operating expense related to the merger and to a lesser extent, increased volumes due to cold weather and increased fuel costs which, affect the vehicle fuel costs. Predecessor Heritage had operating expenses of $30.6 million in the six months ended February 29, 2000.

         Selling, General and Administrative. Selling, general and administrative expenses were $9.6 million for the six months ended February 28, 2001. Peoples Gas did not classify any of their operating expenses as selling, general and administrative, so as a comparison Predecessor Heritage had selling, general and administrative expenses of $3.3 million for the six months ended February 29, 2000. The increase of $6.3 million is primarily due to the transactions with U.S. Propane.

         Depreciation and Amortization. Depreciation and amortization was $19.8 million in the six months ended February 28, 2001 as compared to $1.6 million in the six months ended March 31, 2000 and $8.7 million for Predecessor Heritage for the six months ended February 29, 2000. The increase is primarily attributable to the addition of property, plant and equipment, and intangible assets from the transactions referred to above.

         Operating Income. For the six months ended February 28, 2001 Heritage had operating income of $63.2 million as compared to operating income of $3.0 million for the six months ended March 31, 2000. Predecessor Heritage reported operating income of $24.7 million in the six months ended February 29, 2000.

        Net Income. For the six-month period ended February 28, 2001, Heritage had net income of $45.3 million, an increase of $43.6 million as compared to net income for the six months ended March 31, 2000 of $1.7 million. As a comparison, Heritage's net income of $45.3 million for the six months ended February 28, 2001, represents an increase of $29.1 million over Predecessor Heritage's reported net income of $16.2 million for the six months ended February 29, 2000.

        EBITDA. Earnings before interest, taxes, depreciation and amortization increased $80.1 million to $84.5 million for the six months ended February 28, 2001, as compared to the EBITDA of $4.4 million for the period ended March 31, 2000. The EBITDA for Predecessor Heritage for the six months ended February 29, 2000 was $34.7 million. Heritage's EBITDA includes the EBITDA of investees, but does not include the EBITDA of the minority interest of M-P Energy Partnership. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating Heritage's ability to make the Minimum Quarterly Distribution.

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

         Operating Activities. Cash provided by operating activities during the six months ended February 28, 2001, was $49.2 million. The net cash provided from operations for the six months ended February 28, 2001 consisted of net income of $45.3 million and noncash charges of $22.0 million, principally depreciation and amortization offset by the impact of working capital used of $18.1 million. Accounts receivable have increased significantly as compared to the prior year as a result of the net effect of the increase in propane costs and increased volume due to colder temperatures which in part was passed on to the customers. A larger customer base due to the transactions with U.S. Propane also contributed to the increase in accounts receivable. Accounts payable has also increased due to the same related reasons of the increased cost of propane and the merger.

         Investing Activities. Heritage completed eight acquisitions during the six months ended February 28, 2001 spending $44.5 million, net of cash received, to purchase propane companies. This capital expenditure amount is reflected in the cash used in investing activities of $60.1 million along with a net $11.1 million invested for maintenance needed to sustain operations at current levels and customer tanks to support growth of operations. Other investing activities include $4.5 million of cash paid for marketable securities.

         Financing Activities. Cash provided by financing activities during the six months ended February 28, 2001 of $17.5 million resulted mainly from a net decrease in the working capital facility of $12.2 million and a net increase in the Acquisition Facility of $45.9 million used to acquire other propane businesses. These increases were offset by cash distributions to unitholders of $15.4 million and payments on other long-term debt of $.8 million.

         Financing and Sources of Liquidity

The Partnership has a Bank Credit Facility, which includes a Working Capital Facility, a revolving credit facility providing for up to $65.0 million of borrowings to be used for working capital and other general partnership purposes, and an Acquisition Facility, a revolving credit facility providing for up to $50.0 million of borrowings to be used for acquisitions and improvements. As of February 28, 2001, the Acquisition Facility had $2.2 million available to fund future acquisitions and the Working Capital Facility had $53.0 million available for borrowings.

Heritage uses its cash provided by operating and financing activities to provide distributions to unitholders and to fund acquisition, maintenance and growth capital expenditures. Acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and intangibles associated with such acquired businesses, were $44.5 million for the six months ended February 28, 2001. In addition to this, Heritage issued $2.1 million for notes payable on non-compete agreements in connection with certain acquisitions.

Under its Partnership Agreement, Heritage will distribute to its partners, 45 days after the end of each fiscal quarter, an amount equal to all of its Available Cash for such quarter. Available Cash generally means, with respect to any quarter of Heritage, all cash on hand at the end of such quarter less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the General Partner to (i) provide for the proper conduct of the Heritage's business, (ii) comply with applicable law or any Heritage debt instrument or other agreement, or (iii) provide funds for distributions to Unitholders and the General Partner in respect of any one or more of the next four quarters. Available Cash is more fully defined in the Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P. previously filed as an exhibit. Distributions of Available Cash to the holders of the Subordinated Units and the Class B Subordinated Units are subject to the prior rights of the holders of the Common Units to receive the Minimum Quarterly Distributions of $.50 per unit for each quarter during the subordination period, and to receive any arrearages in the distribution of Minimum Quarterly Distributions on the Common Units for prior quarters during the subordination period. The subordination period will not end earlier than June 1, 2001 ("Subordination Period"). Heritage's commitment to its unitholders is to distribute the increase in its cash flow while maintaining prudent reserves for operations. Heritage raised the quarterly distribution paid on October 16,

2000 for the fourth quarter ended August 31, 2000, to $.575 per unit (or $2.30 annually) from the quarterly distribution of $.5625 (or $2.25 annually) and again for the distribution paid on January 15, 2001, to $.5875 per unit (or $2.35 annually). On March 22, 2001, Heritage declared their third increased quarterly distribution this fiscal year of $.60 per unit (or $2.40 annually) for the second quarter ended February 28, 2001, to Unitholders of record as of April 2, 2001 and payable April 16, 2001. In the case of each quarterly distribution increase, the decision resulted from a review of Predecessor Heritage's and Heritage's past financial performance, and current projections for available cash based on the first quarter's performance and future expectations for Heritage. The current distribution level includes incentive distributions payable to the General Partner to the extent the quarterly distribution exceeds $.55 per unit ($2.20 annually).

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

Commodity price risk arises from the risk of price changes in the propane inventory that Heritage buys and sells. The market price of propane is often subject to volatile changes as a result of supply or other market conditions over which Heritage will have no control. In the past, price changes have generally been passed along to Predecessor Heritage's customers to maintain gross margins, mitigating the commodity price risk. In order to help ensure adequate supply sources are available to Heritage during periods of high demand, Predecessor Heritage in the past purchased significant volumes of propane during periods of low demand, which generally occur during the summer months, at the then current market price, for storage both at its service centers and in major storage facilities. Heritage also attempts to minimize the effects of market price fluctuations for its propane supply through its trading activities and by entering into certain financial contracts. Heritage's trading activities include both purchases and sales of product supply. Trading activity is recorded at fair value on Heritage's balance sheet, with the changes in fair value included in earnings.

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

At February 28, 2001, Heritage had outstanding propane hedges ("swap agreements") for a total of 55 million gallons of propane at a weighted average price of $.5547 per gallon. The fair value of the swap agreement is the amount at which they could be settled, based on quoted market prices. These instruments had a fair value of $571 as of February 28, 2001, which was recorded as other assets on the balance sheet through other comprehensive income, exclusive of $22 of minority interest. Heritage continues to monitor propane prices and may enter into additional propane hedges in the future. Inherent in the portfolio from the trading and hedging activities is certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counterparties to a contract. Heritage takes an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Heritage monitors market risk through a variety of techniques, including routine reporting to senior management. Heritage attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures.

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

Notional Amounts and Terms -

The notional amounts and terms of these financial instruments as of February 28, 2001 include fixed price payor for 425,000 barrels of propane and butane, and fixed price receiver of 559,200 barrels of propane and butane. Notional amounts reflect the volume of the transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure Heritage's exposure to market or credit risks.

Fair Value -

The fair value of the financial instruments related to trading activities as of February 28, 2001, were assets of $490 and liabilities of $702. The unrealized gain/(loss) related to trading activities for the three months and six months ended February 28, 2001, was $(40) and $150, respectively.

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

          Exhibit
          Number      Description
          ------      -----------
(1)        3.1        Agreement of Limited Partnership of Heritage Propane
                      Partners, L.P.

(10)       3.1.1      Amendment No. 1 to Amended and Restated Agreement of
                      Limited Partnership of Heritage Propane Partners, L.P.

          Exhibit
          Number      Description
          ------      -----------

(1)        3.2        Agreement of Limited Partnership of Heritage Operating,
                      L.P.

(12)       3.2.1      Amendment No. 1 to Amended and Restated Agreement of
                      Limited Partnership of Heritage Operating, L.P.

(7)        10.1       First Amended and Restated Credit Agreement with Banks
                      Dated May 31, 1999


(8)        10.1.1     First Amendment to the First Amended and Restated Credit
                      Agreement dated as of October 15, 1999

(9)        10.1.2     Second Amendment to First Amended and Restated Credit
                      Agreement dated as of May 31, 2000

(10)       10.1.3     Third Amendment dated as of August 10, 2000 to First
                      Amended and Restated Credit Agreement

(*)        10.1.4     Fourth Amendment to First Amended and Restated Credit
                      Agreement dated effective as of December 28, 2000

(1)        10.2       Form of Note Purchase Agreement (June 25, 1996)

(3)        10.2.1     Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996

(4)        10.2.2     Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997

(6)        10.2.3     Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998

(8)        10.2.4     Second Amendment Agreement dated September 1, 1999 to June
                      25, 1996 Note Purchase Agreement

(11)       10.2.5     Third Amendment Agreement dated May 31, 2000 to June 25,
                      1996 Note Purchase Agreement and November 19, 1997 Note
                      Purchase Agreement

(10)       10.2.6     Fourth Amendment Agreement dated August 10, 2000 to June
                      25, 1996 Note Purchase Agreement and November 19, 1997
                      Note Purchase Agreement

(*)        10.2.7     Fifth Amendment Agreement dated as of December 28, 2000 to
                      June 25, 1996 Note Purchase Agreement, November 19, 1997
                      Note Purchase Agreement and August 10, 2000 Note Purchase
                      Agreement.

(1)        10.3       Form of Contribution, Conveyance and Assumption Agreement
                      among Heritage Holdings, Inc., Heritage Propane Partners,
                      L.P. and Heritage Operating, L.P.

(1)        10.6       Restricted Unit Plan

(4)        10.6.1     Amendment of Restricted Unit Plan dated as of October 17,
                      1996

(12)       10.6.2     Amended and Restated Restricted Unit Plan dated as of
                      August 10, 2000

(12)       10.7       Employment Agreement for James E. Bertelsmeyer dated as of
                      August 10, 2000

(12)       10.8       Employment Agreement for R. C. Mills dated as of August
                      10, 2000

(12)       10.9       Employment Agreement for Larry J. Dagley dated as of
                      August 10, 2000

          Exhibit
          Number      Description
          ------      -----------
(12)       10.10      Employment Agreement for H. Michael Krimbill dated as of
                      August 10, 2000

(12)       10.11      Employment Agreement for Bradley K. Atkinson dated as of
                      August 10, 2000

(7)        10.12      First Amended and Restated Revolving Credit Agreement
                      between Heritage Service Corp. and Banks Dated May 31,
                      1999

(12)       10.13      Employment Agreement for Mark A. Darr dated as of August
                      10, 2000

(12)       10.14      Employment Agreement for Thomas H. Rose dated as of August
                      10, 2000

(12)       10.15      Employment Agreement for Curtis L. Weishahn dated as of
                      August 10, 2000

(5)        10.16      Note Purchase Agreement dated as of November 19, 1997

(6)        10.16.1    Amendment dated October 15, 1998 to November 19, 1997 Note
                      Purchase Agreement

(8)        10.16.2    Second Amendment Agreement dated September 1, 1999 to
                      November 19, 1997 Note Purchase Agreement and June 25,
                      1996 Note Purchase Agreement

(9)        10.16.3    Third Amendment Agreement dated May 31, 2000 to November
                      19, 1997 Note Purchase Agreement and June 25, 1996 Note
                      Purchase Agreement

(10)       10.16.4    Fourth Amendment Agreement dated August 10, 2000 to
                      November 19, 1997 Note Purchase Agreement and June 25,
                      1996 Note Purchase Agreement

(**)       10.16.5    Fifth Amendment Agreement dated as of December 28, 2000 to
                      June 25, 1996 Note Purchase Agreement, November 19, 1997
                      Note Purchase Agreement and August 10, 2000 Note Purchase
                      Agreement

(10)       10.17      Contribution Agreement dated June 15, 2000 among U.S.
                      Propane, L.P., Heritage Operating, L.P. and Heritage
                      Propane Partners, L.P.

(10)       10.17.1    Amendment dated August 10, 2000 to June 15, 2000
                      Contribution Agreement

(10)       10.18      Subscription Agreement dated June 15, 2000 between
                      Heritage Propane Partners, L.P. and individual investors

(10)       10.18.1    Amendment dated August 10, 2000 to June 15, 2000
                      Subscription Agreement

(10)       10.19      Note Purchase Agreement dated as of August 10, 2000

(**)       10.19.1    Fifth Amendment Agreement dated as of December 28, 2000 to
                      June 25, 1996 Note Purchase Agreement, November 19, 1997
                      Note Purchase Agreement and August 10, 2000 Note Purchase
                      Agreement

(12)       21.1       List of Subsidiaries

(12)       99.1       Balance Sheet of Heritage Holdings, Inc. as of August 31,
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

(*)  Filed herewith

(**) Filed herewith as Exhibit 10.2.7.

(b)  Reports on Form 8-K.

     None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HERITAGE PROPANE PARTNERS, L.P.

                                    By: Heritage Holdings, Inc., General Partner

Date:  April 6, 2001                By: /s/ Larry J. Dagley
                                        ----------------------------------------
                                            Larry J. Dagley
                                            (Vice President, Chief Financial
                                            Officer and officer duly authorized
                                            to sign on behalf of the registrant)

                                INDEX TO EXHIBITS

          Exhibit
          Number      Description
          ------      -----------
(1)        3.1        Agreement of Limited Partnership of Heritage Propane
                      Partners, L.P.

(10)       3.1.1      Amendment No. 1 to Amended and Restated Agreement of
                      Limited Partnership of Heritage Propane Partners, L.P.

(1)        3.2        Agreement of Limited Partnership of Heritage Operating,
                      L.P.

(12)       3.2.1      Amendment No. 1 to Amended and Restated Agreement of
                      Limited Partnership of Heritage Operating, L.P.

(7)        10.1       First Amended and Restated Credit Agreement with Banks
                      Dated May 31, 1999

(8)        10.1.1     First Amendment to the First Amended and Restated Credit
                      Agreement dated as of October 15, 1999

(9)        10.1.2     Second Amendment to First Amended and Restated Credit
                      Agreement dated as of May 31, 2000

(10)       10.1.3     Third Amendment dated as of August 10, 2000 to First
                      Amended and Restated Credit Agreement

(*)        10.1.4     Fourth Amendment to First Amended and Restated Credit
                      Agreement dated effective as of December 28, 2000

(1)        10.2       Form of Note Purchase Agreement (June 25, 1996)

(3)        10.2.1     Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996

(4)        10.2.2     Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997

(6)        10.2.3     Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998

(8)        10.2.4     Second Amendment Agreement dated September 1, 1999 to June
                      25, 1996 Note Purchase Agreement

(11)       10.2.5     Third Amendment Agreement dated May 31, 2000 to June 25,
                      1996 Note Purchase Agreement and November 19, 1997 Note
                      Purchase Agreement

(10)       10.2.6     Fourth Amendment Agreement dated August 10, 2000 to June
                      25, 1996 Note Purchase Agreement and November 19, 1997
                      Note Purchase Agreement

(*)        10.2.7     Fifth Amendment Agreement dated as of December 28, 2000 to
                      June 25, 1996 Note Purchase Agreement, November 19, 1997
                      Note Purchase Agreement and August 10, 2000 Note Purchase
                      Agreement.

(1)        10.3       Form of Contribution, Conveyance and Assumption Agreement
                      among Heritage Holdings, Inc., Heritage Propane Partners,
                      L.P. and Heritage Operating, L.P.

(1)        10.6       Restricted Unit Plan

(4)        10.6.1     Amendment of Restricted Unit Plan dated as of October 17,
                      1996

          Exhibit
          Number      Description
          ------      -----------
(12)       10.6.2     Amended and Restated Restricted Unit Plan dated as of
                      August 10, 2000

(12)       10.7       Employment Agreement for James E. Bertelsmeyer dated as of
                      August 10, 2000

(12)       10.8       Employment Agreement for R. C. Mills dated as of August
                      10, 2000

(12)       10.9       Employment Agreement for Larry J. Dagley dated as of
                      August 10, 2000

(12)       10.10      Employment Agreement for H. Michael Krimbill dated as of
                      August 10, 2000

(12)       10.11      Employment Agreement for Bradley K. Atkinson dated as of
                      August 10, 2000

(7)        10.12      First Amended and Restated Revolving Credit Agreement
                      between Heritage Service Corp. and Banks Dated May 31,
                      1999

(12)       10.13      Employment Agreement for Mark A. Darr dated as of August
                      10, 2000

(12)       10.14      Employment Agreement for Thomas H. Rose dated as of August
                      10, 2000

(12)       10.15      Employment Agreement for Curtis L. Weishahn dated as of
                      August 10, 2000

(5)        10.16      Note Purchase Agreement dated as of November 19, 1997

(6)        10.16.1    Amendment dated October 15, 1998 to November 19, 1997 Note
                      Purchase Agreement

(8)        10.16.2    Second Amendment Agreement dated September 1, 1999 to
                      November 19, 1997 Note Purchase Agreement and June 25,
                      1996 Note Purchase Agreement

(9)        10.16.3    Third Amendment Agreement dated May 31, 2000 to November
                      19, 1997 Note Purchase Agreement and June 25, 1996 Note
                      Purchase Agreement

(10)       10.16.4    Fourth Amendment Agreement dated August 10, 2000 to
                      November 19, 1997 Note Purchase Agreement and June 25,
                      1996 Note Purchase Agreement

(**)       10.16.5    Fifth Amendment Agreement dated as of December 28, 2000 to
                      June 25, 1996 Note Purchase Agreement, November 19, 1997
                      Note Purchase Agreement and August 10, 2000 Note Purchase
                      Agreement

(10)       10.17      Contribution Agreement dated June 15, 2000 among U.S.
                      Propane, L.P., Heritage Operating, L.P. and Heritage
                      Propane Partners, L.P.

(10)       10.17.1    Amendment dated August 10, 2000 to June 15, 2000
                      Contribution Agreement

(10)       10.18      Subscription Agreement dated June 15, 2000 between
                      Heritage Propane Partners, L.P. and individual investors

(10)       10.18.1    Amendment dated August 10, 2000 to June 15, 2000
                      Subscription Agreement

(10)       10.19      Note Purchase Agreement dated as of August 10, 2000

(**)       10.19.1    Fifth Amendment Agreement dated as of December 28, 2000 to
                      June 25, 1996 Note Purchase Agreement, November 19, 1997
                      Note Purchase Agreement and August 10, 2000 Note Purchase
                      Agreement

(12)       21.1       List of Subsidiaries

          Exhibit
          Number      Description
          ------      -----------
(12)       99.1       Balance Sheet of Heritage Holdings, Inc. as of August 31,
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

(13) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-K for the year ended August 31, 1998.

(14) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q for the quarter ended May 31, 1999.

(15) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-K for the year ended August 31, 1999.

(16) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q for the quarter ended May 31, 2000.

(17) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 8-K dated August 10, 2000.

(18)       Filed as Exhibit 10.16.3.

(19) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-K for the year ended August 31, 2000.

(*)        Filed herewith

(**)       Filed herewith as Exhibit 10.2.7.