Form 10-Q
period 2001-05-31
HERITAGE PROPANE PARTNERS L P
filed 2001-07-16
CIK 1012569

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2001

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

Yes      x          No
    -----------        -----------

At July 6, 2001, the registrant had units outstanding as follows:

Heritage Propane Partners, L.P.     11,655,667       Common Units
                                     1,382,514       Class B Subordinated Units

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

     ITEM 1.      FINANCIAL STATEMENTS

                  Consolidated Balance Sheets -
                       May 31, 2001 and August 31, 2000..................................................1

                  Consolidated Statements of Operations -
                      Three months and nine
                      months ended May 31, 2001, June 30, 2000 (Peoples Gas), and May 31, 2000
                     (Predecessor Heritage)..............................................................2

                  Consolidated Statements of Comprehensive Income (Loss) - Three
                      months and nine months ended May 31, 2001, June 30, 2000
                      (Peoples Gas),
                      and May 31, 2000 (Predecessor Heritage) ...........................................3

                  Consolidated Statement of Partners' Capital
                      Nine months ended May 31, 2001.....................................................4

                  Consolidated Statements of Cash Flows
                      Nine months ended May 31, 2001,
                      June 30, 2000 (Peoples Gas), and May 31, 2000 (Predecessor Heritage)...............5

                  Notes to Consolidated Financial Statements.............................................6


     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.............................................. 13

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK.......................................................................19


PART II  OTHER INFORMATION


     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K......................................................20

     SIGNATURE

                         PART I - FINANCIAL INFORMATION

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                                           May 31,         August 31,
                                                                            2001              2000
                                                                        ------------      ------------
                                                                         (unaudited)
                                     ASSETS

CURRENT ASSETS:
   Cash                                                                 $      4,471      $      4,845
   Marketable securities                                                       6,980                --
   Accounts receivable, net of allowance for doubtful accounts
     of  $1,919 and $0, respectively                                          44,398            31,855
   Inventories                                                                45,403            39,045
   Assets from liquids marketing                                               2,746             4,133
   Prepaid expenses and other                                                  1,594             4,991
                                                                        ------------      ------------
     Total current assets                                                    105,592            84,869

PROPERTY, PLANT AND EQUIPMENT, net                                           371,499           339,366
INVESTMENT IN AFFILIATES                                                       7,232             5,795
INTANGIBLES AND OTHER ASSETS, net                                            192,080           185,749
                                                                        ------------      ------------

     Total assets                                                       $    676,403      $    615,779
                                                                        ============      ============

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Working capital facility                                             $         --      $     24,200
   Accounts payable                                                           37,044            43,244
   Accounts payable to related companies                                       9,028             3,814
   Accrued and other current liabilities                                      25,729            24,682
   Liabilities from liquids marketing                                          2,438             3,684
   Current maturities of long-term debt                                        3,577             2,588
                                                                        ------------      ------------
     Total current liabilities                                                77,816           102,212

LONG-TERM DEBT,  less current maturities                                     430,828           361,990
MINORITY INTEREST                                                              5,203             4,821
COMMITMENTS AND CONTINGENCIES
                                                                        ------------      ------------

     Total liabilities                                                       513,847           469,023
                                                                        ------------      ------------


PARTNERS' CAPITAL:
   Common unitholders (9,804,196 and 9,674,146 units issued and
     outstanding at May 31, 2001 and August 31, 2000, respectively)          120,282           106,221
   Subordinated unitholders (1,851,471 units issued and
     outstanding at May 31, 2001 and August 31, 2000)                         25,464            23,130
   Class B subordinated unitholders (1,382,514 units issued and
     outstanding at May 31, 2001 and August 31, 2000)                         18,207            16,464
   General partner                                                             1,341               941
   Accumulated other comprehensive loss                                       (2,738)               --
                                                                        ------------      ------------
     Total partners' capital                                                 162,556           146,756
                                                                        ------------      ------------

     Total liabilities and partners' capital                            $    676,403      $    615,779
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per unit and unit data)
                                   (unaudited)

                                         Three         Three          Three          Nine           Nine            Nine
                                         Months        Months         Months        Months         Months          Months
                                         Ended         Ended          Ended         Ended          Ended           Ended
                                        May 31,       June 30,        May 31,       May 31,       June 30,         May 31,
                                         2001           2000           2000          2001           2000            2000
                                     ------------   ------------   ------------   ------------   ------------   ------------
                                                     Peoples Gas    Predecessor                     Peoples     Predecessor
                                                                     Heritage                         Gas         Heritage
REVENUES:
   Retail fuel                       $     87,254   $      9,287   $     42,624   $    386,235   $     33,797   $    162,143
   Wholesale fuel                          10,199             --          8,895         52,948             --         28,623
   Liquids marketing                       26,073             --             --        152,155             --             --
   Other                                    8,627             --          5,705         33,419             --         20,508
                                     ------------   ------------   ------------   ------------   ------------   ------------
     Total revenues                       132,153          9,287         57,224        624,757         33,797        211,274

COSTS AND EXPENSES:
   Cost of products sold                   59,835          5,273         32,896        268,480         18,351        119,577
   Liquids marketing                       26,019             --             --        150,265             --             --
   Operating expenses                      28,902          3,600         15,092         96,008         10,477         45,689
   Depreciation and amortization           10,499            857          4,888         30,322          2,444         13,624
   Selling, general and
     administrative                         4,422             --          1,616         14,003             --          4,969
                                     ------------   ------------   ------------   ------------   ------------   ------------
     Total costs and expenses             129,677          9,730         54,492        559,078         31,272        183,859
                                     ------------   ------------   ------------   ------------   ------------   ------------

OPERATING INCOME(LOSS)                      2,476           (443)         2,732         65,679          2,525         27,415

OTHER INCOME (EXPENSE):
   Interest expense                        (8,756)            --         (4,871)       (26,423)            --        (14,094)
   Equity in earnings of affiliates           368             --             78          1,568             --            721
   Gain on disposal of assets                 299             --             44            502             --            419
   Other                                     (281)            67           (114)          (443)           (30)            38
                                     ------------   ------------   ------------   ------------   ------------   ------------

INCOME (LOSS) BEFORE MINORITY
  INTEREST AND INCOME TAXES                (5,894)          (376)        (2,131)        40,883          2,495         14,499

   Minority interest                           49             --            (67)        (1,435)            --           (534)
                                     ------------   ------------   ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                 (5,845)          (376)        (2,198)        39,448          2,495         13,965

   Income taxes                                --            (41)            --             --          1,089             --
                                     ------------   ------------   ------------   ------------   ------------   ------------

NET INCOME (LOSS)                          (5,845)          (335)        (2,198)        39,448          1,406         13,965

GENERAL PARTNER'S INTEREST IN
   NET INCOME (LOSS)                          396             (3)           (21)           849             14            140
                                     ------------   ------------   ------------   ------------   ------------   ------------

LIMITED PARTNERS' INTEREST IN
  NET INCOME (LOSS)                  $     (6,241)  $       (332)  $     (2,177)  $     38,599   $      1,392   $     13,825
                                     ============   ============   ============   ============   ============   ============

BASIC NET INCOME (LOSS) PER
  LIMITED PARTNER UNIT               $       (.48)  $        .00   $       (.22)  $       2.97   $        .88   $       1.43
                                     ============   ============   ============   ============   ============   ============

BASIC WEIGHTED AVERAGE NUMBER OF
  UNITS OUTSTANDING                    12,981,442      1,732,271      9,984,297     12,980,606      1,732,271      9,650,928
                                     ============   ============   ============   ============   ============   ============

DILUTED NET INCOME (LOSS) PER
  LIMITED PARTNER UNIT               $       (.48)  $        .00   $       (.22)  $       2.97   $        .88   $       1.42
                                     ============   ============   ============   ============   ============   ============

DILUTED WEIGHTED AVERAGE NUMBER OF
  UNITS OUTSTANDING                    12,981,442      1,732,271      9,984,297     13,011,546      1,732,271      9,725,841
                                     ============   ============   ============   ============   ============   ============




                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                           (in thousands, unaudited)



                                         Three         Three          Three          Nine           Nine            Nine
                                         Months        Months         Months        Months         Months          Months
                                         Ended         Ended          Ended         Ended          Ended           Ended
                                        May 31,       June 30,        May 31,       May 31,       June 30,         May 31,
                                         2001           2000           2000          2001           2000            2000
                                     ------------   ------------   ------------   ------------   ------------   ------------
                                                     Peoples Gas    Predecessor                     Peoples     Predecessor
                                                                     Heritage                         Gas         Heritage

Net income (loss)                     $     (5,845)  $       (335)  $     (2,198)  $     39,448   $      1,406  $     13,965

Other comprehensive income
   Unrealized loss on derivative
     instruments                            (1,060)            --             --         (2,645)            --            --
   Unrealized gain (loss) on
     available-for-sale securities             292             --          3,173            (93)            --         3,173
                                      ------------   ------------   ------------   ------------   ------------  ------------

   Comprehensive income (loss)        $     (6,613)  $       (335)  $        975   $     36,710   $      1,406  $     17,138
                                      ============   ============   ============   ============   ============  ============


RECONCILIATION OF ACCUMULATED OTHER
COMPREHENSIVE INCOME (LOSS)

Balance, beginning of period          $        164   $         --   $         --   $         --   $         --  $         --

Cumulative effect of the adoption of
   SFAS 133                                     --             --             --          5,429             --            --
Current period reclassification to
 earnings                                     (549)            --             --         (3,844)            --            --
Current period change                       (2,353)            --          3,173         (4,323)            --         3,173
                                      ------------   ------------   ------------   ------------   ------------  ------------

Balance, end of period                $     (2,738)  $         --   $      3,173   $     (2,738)  $         --  $      3,173
                                      ============   ============   ============   ============   ============  ============








                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                        (in thousands, except unit data)
               (unaudited) For the nine months ended May 31, 2001


                                                   Number of Units
                                      ----------------------------------------


                                                                     Class B                                    Class B
                                         Common     Subordinated  Subordinated     Common      Subordinated   Subordinated
                                      ------------  ------------  ------------  ------------   ------------   ------------

BALANCE, AUGUST 31, 2000                 9,674,146     1,851,471     1,382,514  $    106,221   $     23,130   $     16,464

Unit distribution                               --            --            --       (17,178)        (3,263)        (2,437)

Issuance of Common Units pursuant to
  the vesting rights of the
  Restricted Unit Plan                      72,050            --            --            --             --             --

Issuance of restricted Common Units
  in connection with certain
  acquisitions                              58,000            --            --         1,600             --             --

Cumulative effect of the adoption of
  SFAS 133                                      --            --            --            --             --             --

Net change in accumulated other
  comprehensive income per
  accompanying statements                       --            --            --            --             --             --

Other                                           --            --            --           614            116             87

Net income                                      --            --            --        29,025          5,481          4,093
                                      ------------  ------------  ------------  ------------   ------------   ------------

BALANCE, MAY 31, 2001                    9,804,196     1,851,471     1,382,514  $    120,282   $     25,464   $     18,207
                                      ============  ============  ============  ============   ============   ============





                                                        Accumulated
                                                           Other
                                           General     Comprehensive
                                           Partner         Income         Total
                                         ------------  -------------   ------------

BALANCE, AUGUST 31, 2000                 $        941   $         --   $    146,756

Unit distribution                                (456)            --        (23,334)

Issuance of Common Units pursuant to
  the vesting rights of the
  Restricted Unit Plan                             --             --             --

Issuance of restricted Common Units
  in connection with certain
  acquisitions                                     --             --          1,600

Cumulative effect of the adoption of
  SFAS 133                                         --          5,429          5,429

Net change in accumulated other
  comprehensive income per
  accompanying statements                          --         (8,167)        (8,167)

Other                                               7             --            824

Net income                                        849             --         39,448
                                         ------------   ------------   ------------

BALANCE, MAY 31, 2001                    $      1,341   $     (2,738)  $    162,556
                                         ============   ============   ============







                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands, unaudited)

                                                                           Nine Months        Nine Months       Nine Months
                                                                              Ended              Ended             Ended
                                                                             May 31,            June 30,          May 31,
                                                                               2001              2000              2000
                                                                           ------------      ------------      ------------
                                                                                     Peoples Gas     Predecessor
                                                                                                       Heritage
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $     39,448      $      1,406      $     13,965
     Reconciliation of net income to net cash provided by
       operating activities-
     Depreciation and amortization                                               30,322             2,444            13,624
     Provision for loss on accounts receivable                                    2,739                --               193
     Gain on disposal of assets                                                    (502)               --              (419)
     Deferred compensation on restricted units                                      825                --               329
     Undistributed earnings of affiliates                                        (1,437)               --              (721)
     Minority interest                                                              436                --               253
     Deferred income taxes                                                           --               643                --
     Unrealized gain on trading securities                                           --                --              (284)
     Changes in assets and liabilities, net of effect of acquisitions:
       Accounts receivable                                                      (10,511)             (859)           (7,659)
       Liquids marketing asset                                                    1,387                --                --
       Marketable securities                                                         --                --            (2,413)
       Inventories                                                               (4,403)             (230)           (1,635)
       Prepaid expenses                                                          (2,458)              (13)             (501)
       Intangibles and other assets                                                 328                --              (435)
       Accounts payable to related parties                                        5,213             5,044                --
       Accounts payable                                                          (5,760)              479             4,349
       Liquids marketing liability                                               (1,247)               --                --
       Accrued and other current liabilities                                     (3,033)              498             1,128
                                                                           ------------      ------------      ------------
         Net cash provided by operating activities                               51,347             9,412            19,774
                                                                           ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired                             (48,789)           (3,785)          (46,803)
   Capital expenditures                                                         (17,417)           (5,808)          (10,877)
   Other                                                                         (5,299)               --               734
                                                                           ------------      ------------      ------------
         Net cash used in investing activities                                  (71,505)           (9,593)          (56,946)
                                                                           ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                     251,491                --           126,474
   Principal payments on debt                                                  (208,373)               --           (94,897)
   Net proceeds from issuance of common units                                        --                --            24,054
   Unit distribution                                                            (23,334)               --           (16,210)
   Other                                                                             --               584               278
                                                                           ------------      ------------      ------------
         Net cash provided by financing activities                               19,784               584            39,699
                                                                           ------------      ------------      ------------

INCREASE (DECREASE) IN CASH                                                        (374)              403             2,527

CASH, beginning of period                                                         4,845              (392)            1,679
                                                                           ------------      ------------      ------------

CASH, end of period                                                        $      4,471      $         11      $      4,206
                                                                           ============      ============      ============

NONCASH FINANCING ACTIVITIES:
   Notes payable incurred on noncompete agreements                         $      2,510      $         --      $      3,198
                                                                           ============      ============      ============
   Issuance of restricted common units                                     $      1,600      $         --      $      4,064
                                                                           ============      ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for interest                                $     24,412      $         --      $     12,046
                                                                           ============      ============      ============
   Cash paid to parent for income taxes under tax sharing
     agreement, net                                                        $         --      $      1,203      $         --
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollar amounts in thousands, except unit and per unit data)
                                   (unaudited)

1. OPERATIONS AND ORGANIZATION:

The accompanying financial statements should be read in conjunction with the Partnership's consolidated financial statements as of August 31, 2000, and the notes thereto included in the Partnership's consolidated financial statements included in Form 10-K as filed with the Securities and Exchange Commission on November 29, 2000. The accompanying financial statements have been prepared without audit and include only normal recurring accruals and all adjustments that the Partnership considers necessary for a fair presentation. Due to the seasonal nature of the Partnership's business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

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
                                                                                               ==========


In August 2000, U.S. Propane acquired all of the outstanding common stock of Heritage Holdings, Inc., ("General Partner"), the General Partner of Heritage Propane Partners, L.P., for $120,000. By virtue of Heritage Holdings, Inc.'s general partner and limited partner interests in Heritage Propane Partners, L.P., U.S. Propane gained control of Heritage Propane Partners, L.P. Simultaneously, U.S. Propane transferred its propane operations, consisting of its interest in four separate limited liability companies, AGL Propane, L.L.C., Peoples Gas Company, L.L.C., United Cities Propane Gas, L.L.C. and Retail Propane Company, L.L.C. (former Piedmont operations), (collectively, the "Propane LLCs"), to Heritage Propane Partners, L.P. for $181,395 plus working capital. The $181,395 was payable $139,552 in cash, $31,843 of assumed debt, and the issuance of 372,392 Common Units of Heritage Propane Partners, L.P. valued at $7,348 and a 1.0101 percent limited partnership interest in Heritage Propane Partners, L.P.'s operating partnership, Heritage Operating, L.P., valued at $2,652. The purchase price and the exchange price for the Common Units were approved by an independent committee of the Board of Directors of Heritage Holdings, Inc. The exchange price for the Common Units was $19.73125 per unit under a formula based on the average closing price of Heritage Propane Partners L.P.'s Common Units on the New York Stock Exchange for the twenty (20) day period beginning ten (10) days prior to the public announcement of the transaction on June 15, 2000 (the "Formula Price"). An additional payment of $5,000 was accrued at August 31, 2000 for the working capital adjustment and was paid in March 2001. As of June 2001, payments totaling $11,400 were made for the working capital adjustment and goodwill was adjusted accordingly.

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

The merger was accounted for as a reverse acquisition in accordance with Accounting Principles Board Opinion No. 16. The propane operations of Heritage Propane Partners, L.P. prior to the series of transactions with U.S. Propane are referred to as Predecessor Heritage. Although Predecessor Heritage is the surviving entity for legal purposes, U.S. Propane's propane operations are the acquirer for accounting purposes. The assets and liabilities of

Predecessor Heritage have been recorded at fair value to the extent acquired by U.S. Propane's propane operations, approximately 36 percent, in accordance with Emerging Issues Task Force Issue No. 90-13, "Accounting for Simultaneous Common Control Mergers." The assets and liabilities of U.S. Propane have been recorded at historical cost, as recorded in the U.S. Propane transaction described above. The combined operations of Predecessor Heritage and U.S. Propane are referred to herein as "Heritage." Although the equity accounts of Peoples Gas survive the merger, Predecessor Heritage's partnership structure and partnership units survive. Accordingly, the equity accounts of Peoples Gas have been restated based on the general partner interest and common units received by Peoples Gas in the merger.



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


The accompanying financial statements for the three-month and nine-month periods ended May 31, 2001 include the results of operations of Heritage. The financial statements of Peoples Gas are the prior period financial statements of the registrant as Peoples Gas was the acquirer in the transaction in which U.S. Propane was formed. The accompanying financial statements for the three month and nine month periods ended June 30, 2000 have been presented on a carve-out basis and reflect the historical results of operations, and cash flows of Peoples Gas. Certain expenses in the financial statements include allocations from TECO Energy, Inc. ("TECO") and other wholly-owned subsidiaries of TECO. Management believes that the allocations were made on a reasonable basis; however, the allocations of costs and expenses do not necessarily indicate the costs that would have been incurred by Peoples Gas on a stand-alone basis. Also, the financial statements may not necessarily reflect what the financial position, results of operations and cash flows of Peoples Gas would have been if Peoples Gas had been a separate, stand-alone company during the periods presented. Peoples Gas had a fiscal year-end of December 31, however, Heritage adopted Predecessor Heritage's August 31 year-end.


The following unaudited pro forma consolidated results of operations are presented as if the series of transactions with U.S. Propane and Predecessor Heritage had been made at the beginning of the period presented.

                                                                    Three months          Nine months
                                                                       Ended                 Ended
                                                                   June 30, 2000         June 30, 2000
                                                                   -------------         -------------
         Total revenues                                            $      74,176         $     315,616
         Net income                                                $     (14,789)        $       6,402
         Basic and diluted earnings per common unit                $      (1.14)         $         .50


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

In order to simplify Heritage's obligation under the laws of several jurisdictions in which Heritage conducts business, Heritage's activities are conducted through a subsidiary operating partnership, Heritage Operating, L.P. (the "Operating Partnership"). Heritage holds a 97.9798 percent limited partner interest in the Operating Partnership. In addition, the General Partner holds a
1.0101 percent general partner interest and U.S. Propane holds a 1.0101 percent limited partner interest in the Operating Partnership.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET DETAIL:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Heritage include the accounts of its subsidiaries, including Heritage Operating, L.P. ("Operating Partnership"), M-P Energy Partnership, Heritage Energy Resources, L.L.C. ("Resources") and the Propane LLCs. Heritage accounts for its 50 percent partnership interest in Bi-State Partnership, another propane retailer, under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. The General Partner's 1.0101 percent general partner interest and U.S. Propane's 1.0101 percent limited partner interest in the Operating Partnership are accounted for in the consolidated financial statements as minority interests. For purposes of maintaining partner capital accounts, Heritage's partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their percentage interests. Normal allocations according to percentage interests are made, however, only after giving effect to any priority income allocations in an amount equal to the incentive distributions that are allocated 100% to the General Partner.

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

INVENTORIES

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using weighted-average cost, while the cost of appliances, parts and fittings is determined by the first-in, first-out method. Inventories consisted of the following:

                                                    May 31,        August 31,
                                                     2001             2000
                                                  -----------      ----------

       Fuel                                       $    36,388      $   30,882
       Appliances, parts and fittings                   9,015           8,163
                                                  -----------      ----------
                                                  $    45,403      $   39,045
                                                  ===========      ==========



INCOME TAXES

For the three months and nine months ended June 30, 2000, Peoples Gas followed the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred income taxes are recorded based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are received and liabilities are settled. TECO retained all tax liabilities related to Peoples Gas that may have existed as of August 9, 2000.

Heritage is a limited partnership. As a result, Heritage's earnings or loss for federal income tax purposes is included in the tax returns of the individual partners. Accordingly, because of the merger, no recognition has been given to income taxes in the accompanying financial statements of Heritage for the three months and nine months ended May 31, 2001. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unit holders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the partnership agreement.

INCOME (LOSS) PER LIMITED PARTNER UNIT

Basic net income (loss) per limited partner unit is computed by dividing net income (loss), after considering the General Partner's one percent interest, by the weighted average number of Common and Subordinated Units outstanding. Diluted net income (loss) per limited partner unit is computed by dividing net income, after considering the General Partner's one percent interest, by the weighted average number of Common and Subordinated Units outstanding and the weighted average number of Restricted Units ("Phantom Units") granted under the Restricted Unit Plan. A reconciliation of net income (loss) and weighted average units used in computing basic and diluted earnings (loss) per unit is as follows:

                                   Three          Three        Three          Nine
                                  Months          Months       Months         Months     Nine Months    Nine Months
                                   Ended          Ended        Ended          Ended         Ended         Ended
                                  May 31,        June 30,      May 31,       May 31,       June 30,       May 31,
                                   2001           2000          2000           2001          2000          2000
                               ------------   ------------  ------------   ------------  ------------  ------------
                                             (Peoples Gas)  (Predecessor)                (Peoples Gas) (Predecessor)

BASIC NET INCOME (LOSS) PER
   LIMITED PARTNER UNIT:
Limited Partners' interest
   in net income (loss)        $     (6,241)  $       (332) $     (2,177)  $     38,599  $      1,392  $     13,825
                               ============   ============  ============   ============  ============  ============


Weighted average
   limited partner units         12,981,442      1,732,271     9,984,297     12,980,606     1,732,271     9,650,928
                               ============   ============  ============   ============  ============  ============

Basic net income
   (loss) per limited
   partner unit                $       (.48)  $        .00  $       (.22)  $       2.97  $        .88  $       1.43
                               ============   ============  ============   ============  ============  ============


DILUTED NET INCOME (LOSS) PER
   LIMITED PARTNER UNIT:
Limited partners' interest
   in net income (loss)        $     (6,241)  $       (332) $     (2,177)  $     38,599  $      1,392  $     13,825
                               ============   ============  ============   ============  ============  ============


Weighted average limited
   partner units                 12,981,442      1,732,271     9,984,297     12,980,606     1,732,271     9,650,928
Dilutive effect of
   Phantom Units                         --             --            --         30,940            --        74,913
                               ------------   ------------  ------------   ------------  ------------  ------------
Weighted average limited
   partner units, assuming
   dilutive effect of
   Phantom Units                 12,981,442      1,732,271     9,984,297     13,011,546     1,732,271     9,725,841
                               ============   ============  ============   ============  ============  ============


Diluted net income
   (loss) per limited
   partner unit                $       (.48)  $        .00  $       (.22)  $       2.97  $        .88  $       1.42
                               ============   ============  ============   ============  ============  ============



CASH DISTRIBUTIONS

Heritage is expected to make quarterly cash distributions of Available Cash, generally defined as consolidated cash receipts less consolidated operating expenses, debt service payments, maintenance capital expenditures and net changes in reserves established by the General Partner for future requirements. These reserves are retained to provide for the proper conduct of Heritage's business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters.

Distributions by Heritage in an amount equal to 100 percent of Available Cash have been made 97 percent to the Common, Subordinated and Class B Subordinated Unitholders, 1.0101 percent to U.S. Propane for its limited partner interest in the Operating Partnership and 1.9899 percent to the General Partner, subject to the payment of incentive distributions to the holders of Incentive Distribution Rights to the extent that certain target levels of cash distributions are achieved. Note 5 "Subsequent Events" describes the conversion of the subordinated units into common units.

On October 16, 2000, a quarterly distribution of $.575 per Common and Subordinated Unit, was paid to Unitholders of record at the close of business on October 9, 2000 and to the General Partner for its General Partner interest in the Partnership, its Minority Interest and its Incentive Distribution Rights and to U.S. Propane for its limited partner interest. On January 15, 2001 and April 16, 2001, a quarterly distribution of $.5875 and $.60 per Common and Subordinated Unit, respectively, was paid to Unitholders of record at the close of business on January 4, 2001 and April 2, 2001, and to the General Partner for its General Partner interest in the Partnership, its Minority Interest and its Incentive Distribution Rights and to U.S. Propane for its limited partner interest for each distribution. On June 25, 2001 the Partnership declared a cash distribution for the third quarter ended May 31, 2001 of $.6125 per unit payable on July 16, 2001 to Unitholders of record at the close of business on July 5, 2001. This was the fourth increase to the distribution level this fiscal year.

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

Heritage had certain financial swap instruments outstanding at May 31, 2001 that have been designated as cash flow hedging instruments in accordance with SFAS
133. A financial swap is a contractual agreement to exchange obligations of money between the buyer and seller of the instruments as propane volumes during the pricing period are purchased. The swaps are tied to a set fixed price for the buyer and floating price determinants for the seller priced on certain indices. Heritage entered into these instruments to hedge the forecasted propane volumes to be purchased during each of the one-month periods ending October 2001 through March 2002. Heritage utilizes hedging transactions to provide price protection against significant fluctuations in propane prices. These instruments had a fair value of ($2,699) as of May 31, 2001, which was recorded as accrued and other liabilities on the balance sheet through other comprehensive income, exclusive of ($54) of minority interest. During the three months and nine months ended May 31, 2001, Heritage reclassified into earnings a gain of $549 and $3,844, respectively, that was reported in accumulated other comprehensive income.

MARKETABLE SECURITIES

Heritage's marketable securities are classified as available for sale securities as defined by SFAS No. 115 and are reflected as a current asset on the balance sheet at their fair value. Unrealized holding gains /(losses) of $292 and ($93) for the three months and nine months ended May 31, 2001, respectively, were recorded through accumulated other comprehensive income based on the market value of the securities at May 31, 2001.

3. WORKING CAPITAL FACILITY AND LONG-TERM DEBT:

Effective December 28, 2000 Heritage entered into the Fourth Amendment to First Amended and Restated Credit Agreement, with various financial institutions, which amended the Senior Revolving Working Capital Facility to increase it to $65,000. The terms of the Agreement as amended are as follows:

         A $65,000 Senior Revolving Working Capital Facility, expiring June 30, 2002, with $0 outstanding at May 31, 2001. The interest rate and interest payment dates vary depending on the terms the Partnership agrees to when the money is borrowed. The weighted average interest rate was 6.504 percent at May 31, 2001. The Partnership must be free of all working capital borrowings for 30 consecutive days each fiscal year. The maximum commitment fee payable on the unused portion of the facility is .375 percent.

         A $50,000 Senior Revolving Acquisition Facility is available through December 31, 2001, at which time the outstanding amount must be paid in ten equal quarterly installments, beginning March 31, 2002. The interest rate and interest payment dates vary depending on the terms the Partnership agrees to when the money is borrowed. The average interest rate was 6.504 percent on the $1,500 amount outstanding at May 31, 2001. The maximum commitment fee payable on the unused portion of the facility is .375 percent

4. REPORTABLE SEGMENTS:

Heritage's financial statements reflect four reportable segments: the domestic retail operations of Heritage, the domestic wholesale operations of Heritage, the foreign wholesale operations of M-P Energy Partnership, and the trading activities of Resources. Heritage's reportable domestic and wholesale fuel segments are strategic business units that sell products and services to different types of users: retail and wholesale customers. Intersegment sales by the foreign wholesale segment to the domestic segment are priced in accordance with the partnership agreement. Resources is a trading company that buys and sells financial instruments for its own account. Heritage manages these segments separately as each segment involves different distribution, sale and marketing strategies. Heritage evaluates the performance of its operating segments based on operating income. The operating income below does not reflect selling, general, and administrative expenses of $4,422, $0, and $1,616 for the three months ended May 31, 2001, June 30, 2000 and May 31, 2000, respectively or the selling, general, and administrative expenses of $14,003 $0, and $4,969 for the nine months ended May 31, 2001, June 30, 2000 and May 31, 2000, respectively. The following table presents the unaudited financial information by segment for the following periods:

                                   For the        For the        For the        For the        For the        For the
                                 Three Months   Three Months   Three Months    Nine Months   Nine Months     Nine Months
                                    ended          ended          ended          ended          ended          ended
                                   May 31,        June 30,       May 31,         May 31,       June 30,       May 31,
                                    2001           2000           2000            2001           2000           2000
                                 ------------   ------------   ------------  -------------   ------------   ------------
                                                (Peoples Gas)  (Predecessor)                 (Peoples Gas) (Predecessor)

Gallons:
   Domestic retail fuel                68,663          6,026         38,874        282,834         22,933        155,101
   Domestic wholesale fuel              1,823             --          2,170         11,670             --          6,644
   Foreign wholesale fuel
     Affiliated                        25,212             --         15,551         72,822             --         56,021
     Unaffiliated                      18,381             --         18,225         75,628             --         62,720
   Elimination                        (25,212)            --        (15,551)       (72,822)            --        (56,021)
                                 ------------   ------------   ------------   ------------   ------------   ------------
       Total                           88,867          6,026         59,269        370,132         22,933        224,465
                                 ============   ============   ============   ============   ============   ============


Revenues:
   Domestic retail fuel          $     87,254   $      9,287   $     42,624   $    386,235   $     33,797   $    162,143
   Domestic wholesale fuel              1,548             --          1,423          9,214             --          4,036
   Foreign wholesale fuel
     Affiliated                        15,556             --          8,127         48,880             --         24,925
     Unaffiliated                       8,651             --          7,472         43,734             --         24,587
   Elimination                        (15,556)            --         (8,127)       (48,880)            --        (24,925)
   Liquids marketing activities        26,073             --             --        152,155             --             --
   Other domestic revenues              8,627             --          5,705         33,419             --         20,508
                                 ------------   ------------   ------------   ------------   ------------   ------------
       Total                     $    132,153   $      9,287   $     57,224   $    624,757   $     33,797   $    211,274
                                 ============   ============   ============   ============   ============   ============


Operating Income:
   Domestic retail               $      6,400   $       (443)  $      3,902   $     76,044   $      2,525   $     30,628
   Domestic wholesale fuel               (182)            --             49            (35)            --            275
   Foreign wholesale fuel
     Affiliated                           252             --            176            685             --            541
     Unaffiliated                         402             --            397          2,253             --          1,481
   Elimination                           (252)            --           (176)          (685)            --           (541)
   Liquids marketing activities           278             --             --          1,420             --             --
                                 ------------   ------------   ------------   ------------   ------------   ------------
       Total                     $      6,898   $       (443)  $      4,348   $     79,682   $      2,525   $     32,384
                                 ============   ============   ============   ============   ============   ============

                                   As of                As of
                                  May 31,             August 31,
                                   2001                  2000
                               ------------          ------------
Total Assets:
   Domestic retail             $    538,625          $    473,725
   Domestic wholesale                15,829                12,790
   Foreign wholesale                 12,002                 7,918
   Liquids marketing                 13,393                 7,747
   Corporate                         96,554               113,599
                               ------------          ------------
         Total                 $    676,403          $    615,779
                               ============          ============



                                 For the Three    For the Three    For the Three    For the Nine     For the Nine     For the Nine
                                 Months ended     Months ended     Months ended     Months ended     Months ended     Months ended
                                    May 31,         June 30,          May 31,          May 31,          June 30,         May 31,
                                     2001             2000             2000             2001              2000            2000
                                ---------------  ---------------  ---------------  ---------------  ---------------  ---------------
                                                  (Peoples Gas)    (Predecessor)                     (Peoples Gas)    (Predecessor)

Depreciation and amortization:
   Domestic retail              $        10,487  $           857  $         4,878  $        30,256  $         2,444  $        13,591
   Domestic wholesale                         8               --                8               54               --               27
   Foreign wholesale                          4               --                2               12               --                6
                                ---------------  ---------------  ---------------  ---------------  ---------------  ---------------
         Total                  $        10,499  $           857  $         4,888  $        30,322  $         2,444  $        13,624
                                ===============  ===============  ===============  ===============  ===============  ===============



5. SUBSEQUENT EVENTS:

Acquisitions. On July 5, 2001, the Partnership entered into definitive agreements to acquire the operations of ProFlame, Inc. (ProFlame) and related propane distribution companies in California and Nevada. ProFlame delivered approximately 38 million retail and wholesale gallons of propane for its fiscal year ended August 31, 2000 to over 32,000 customers. ProFlame's propane distribution network includes 20 customer service locations throughout California and Nevada, as well as 11 additional sites that are either railcar terminals and/or storage facilities located in areas such as the San Francisco Bay, San Joaquin Valley, Redding and Barstow, California, and in Reno and Las Vegas, Nevada

Conversion of Units. Pursuant to the Partnership Agreement, the remaining 1,851,471 Subordinated Units converted to common units on July 6, 2001 (the first day following the record date for the distribution of available cash to unitholders for the quarter ended May 31, 2001.) The conversion of these units occurred and the subordination period ended because the Partnership met certain cash performance and distribution requirements during the period that commenced with the Partnership's initial public offering in June of 1996. Under the Partnership Agreement, the subordination period could not end earlier than June 1, 2001.


6. FOOTNOTES INCORPORATED BY REFERENCE:

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

o        HERITAGE'S SUCCESS IN HEDGING ITS POSITIONS;

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

o THE ABILITY OF HERITAGE TO GENERATE AVAILABLE CASH FOR DISTRIBUTION TO UNITHOLDERS;

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

Predecessor Heritage engaged in the sale, distribution and marketing of propane and other related products. Predecessor Heritage derived its revenues primarily from the retail propane marketing business. The General Partner believes that Predecessor Heritage was the seventh largest retail marketer of propane in the United States, based on retail gallons sold prior to the series of transactions with U.S. Propane, serving almost 286,000 residential, industrial/commercial and agricultural customers in 27 states through over 170 retail outlets. The General Partner believes that following the U.S. Propane transactions, Heritage is the fourth largest retail marketer of propane in the United States, based on retail gallons sold. Heritage now serves nearly 500,000 residential, industrial/commercial and agricultural customers in 28 states.

Since its formation in 1989, Predecessor Heritage grew primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth. Through August 9, 2000, Predecessor Heritage completed 70 acquisitions for an aggregate purchase price of approximately $297 million. Predecessor Heritage completed 42 of these acquisitions since its initial public offering on June 25, 1996. During the period between August 10, 2000 and May 31, 2001, Heritage completed 10 additional acquisitions, not including the merger with U.S. Propane. On July 5, 2001, the Partnership entered into definitive agreements to acquire the operations of ProFlame, Inc. (ProFlame) and related propane distribution companies in California and Nevada. ProFlame delivered approximately 38 million retail and wholesale gallons of propane for its fiscal year ended August 31, 2000 to over 32,000 customers. ProFlame's propane distribution network includes 20 customer service locations throughout California and Nevada, as well as 11 additional sites that are either railcar terminals and/or storage facilities located in areas such as the San Francisco Bay, San Joaquin Valley, Redding and Barstow, California, and in Reno and Las Vegas, Nevada.


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

The retail propane business is a "margin-based" business in which gross profits depend on the excess of sales price over propane supply costs. The market price of propane is often subject to volatile changes as a result of supply or other market conditions over which Heritage will have no control. Product supply contracts are one-year agreements subject to annual renewal and generally permit suppliers to charge posted prices (plus transportation costs) at the time of delivery or the current prices established at major delivery points. Since rapid increases in the wholesale cost of propane may not be immediately passed on to retail customers, such increases could reduce gross profits. In the past, Predecessor Heritage generally attempted to reduce price risk by purchasing propane on a short- term basis. Predecessor Heritage had on occasion purchased significant volumes of propane during periods of low demand, which generally occur during the summer months, at the then current market price, for storage both at its service centers and in major storage facilities for future resale.

The formation of U.S. Propane and the merger with Predecessor Heritage affect the comparability of the three and nine month periods ended May 31, 2001 and June 30, 2000, because the volumes and results of operations for the three and nine months ended May 31, 2001 include the volumes and results of operations of Heritage and acquisitions completed this fiscal year. The increases in the line items discussed below are a result of these transactions with U.S. Propane, the additional acquisitions this fiscal year and the effects of slightly colder than normal weather experienced during the quarter and nine months ended May 31, 2001. Amounts discussed below reflect 100 percent of the results of M-P Energy Partnership during the three and nine months ended May 31, 2001. M-P Energy Partnership is a general partnership in which Heritage owns a 60 percent interest. Because M-P Energy Partnership is primarily engaged in lower-margin wholesale distribution, its contribution to Heritage's net income is not significant and the minority interest of this partnership is excluded from the EBITDA calculation.

THREE MONTHS ENDED MAY 31, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

         Volume. Total retail gallons sold in the three months ended May 31, 2001 were 68.7 million, an increase of 62.7 million over the 6.0 million gallons sold in the three months ended June 30, 2000. As a comparison, Predecessor Heritage sold 38.9 million retail gallons in the three months ended May 31, 2000.

         Revenues. Total revenues for the three months ended May 31, 2001 were $132.2 million, an increase of $122.9 million as compared to $9.3 million in the three months ended June 30, 2000 and an increase of $74.9 million over Predecessor Heritage's revenues for the three months ended May 31, 2000. The liquids marketing activity conducted through Heritage Energy Resources represented $26.1 million of the increases described above. There was not any liquids marketing activity in the three months ended May 31, 2000 or June 30, 2000. The remainder related to increased volumes related to the transactions referred to above and the effects of slightly colder than normal weather experienced during the quarter ended May 31, 2001.

         Cost of Products Sold. Total cost of products sold and liquids marketing activities increased to $85.9 million for the three months ended May 31, 2001, as compared to $5.3 million for the three months ended June 30, 2000. Of this increase, $26.0 million is the result of liquids marketing activity during the three months ended May 31, 2001. Predecessor Heritage had cost of sales of $32.9 million for the three months ended May 31, 2000. Fuel cost of sales increased due to the increases in volumes described above and due to the wholesale cost of propane for the three months ended May 31, 2001 being significantly higher as compared to the same time period last year.

         Gross Profit. Total gross profit for the three months ended May 31, 2001, was $46.3 million as compared to $4.0 million for the three months ended June 30, 2000, due to the aforementioned increases in retail volumes and revenues, offset by the increase in product costs. For the three months ended May 31, 2001, retail fuel gross profit was $39.1 million, U.S. wholesale was $.1 million, and other gross profit was $6.6 million. Foreign wholesale gross profit was $.4 million, and liquids marketing gross profit was $.1 million for the period ended May 31, 2001. As a comparison, for the three months ended May 31, 2000, Predecessor Heritage recorded retail fuel gross profit of $19.8 million, wholesale fuel gross profit of $.1 million, foreign gross profit of $.4 million and other of $4.0 million, for a total gross profit of $24.3 million.

         Operating Expenses. Operating expenses were $28.9 million for the three months ended May 31, 2001 as compared to $3.6 million for the three months ended June 30, 2000. The increase is the result of the additional operating expenses related to the merger of U.S. Propane with Predecessor Heritage. Predecessor Heritage had operating expenses of $15.1 million in the three months ended May 31, 2000.

         Selling, General and Administrative. Selling, general and administrative expenses were $4.4 million for the three months ended May 31, 2001. Peoples Gas did not classify any of their operating expenses as selling, general and administrative, so as a comparison Predecessor Heritage had selling, general and administrative expenses of $1.6 million for the three months ended May 31, 2000. The increase of $2.8 million is primarily due to the formation of U.S. Propane and the merger with Predecessor Heritage.

         Depreciation and Amortization. Depreciation and amortization was $10.5 million in the three months ended May 31, 2001 as compared to $.9 million in the three months ended June 30, 2000 and $4.9 million for Predecessor Heritage for the three months ended May 31, 2000. The increase is primarily attributable to the addition of property, plant and equipment, and intangible assets from the transactions referred to above.

         Operating Income (Loss). For the three months ended May 31, 2001 Heritage had operating income of $2.5 million as compared to operating loss of $.4 million for the three months ended June 30, 2000. Predecessor Heritage reported operating income of $2.7 million in the three months ended May 31, 2000.

        Net Loss. For the three-month period ended May 31, 2001, Heritage had a net loss of $5.8 million, an increase of $5.7 million as compared to net loss for the three months ended June 30, 2000 of $.3 million. As a comparison, Heritage's current quarter net loss of $5.8 million represents an increase of $3.6 million over Predecessor Heritage's reported net loss of $2.2 million for the three months ended May 31, 2000. This increase is primarily attributable to the increase in operating expenses and depreciation and amortization, and interest associated with the U. S. Propane merger.

        EBITDA. Earnings before interest, taxes, depreciation and amortization increased $13.3 million to $13.8 million for the three months ended May 31, 2001, as compared to the EBITDA of $.5 million for the period ended June 30, 2000. The EBITDA for Predecessor Heritage for the three months ended May 31, 2000 was $7.9 million. Heritage's EBITDA includes the EBITDA of investees, but does not include the EBITDA of the minority interest of M-P Energy Partnership. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating Heritage's ability to make the Minimum Quarterly Distribution.

NINE MONTHS ENDED MAY 31, 2001 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 2000

         Volume. Total retail gallons sold in the nine months ended May 31, 2001, were 282.8 million, an increase of 259.9 million over the 22.9 million gallons sold in the nine months ended June 30, 2000. As a comparison, Predecessor Heritage sold 155.1 million retail gallons in the nine months ended May 31, 2000.

         Revenues. Total revenues for the nine months ended May 31, 2001, were $624.8 million, an increase of $591.0 million as compared to $33.8 million in the nine months ended June 30, 2000 and an increase of $413.5 million over Predecessor Heritage's revenues for the nine months ended May 31, 2000. The liquids marketing activity conducted through Heritage Energy Resources represented $152.2 million of the increases described above. There was not any liquids marketing activity in the nine-month period ended May 31, 2000 or June 30, 2000. The remainder related to increased volumes related to the transactions referred to above and increased volumes related to colder temperatures in the current heating season along with higher selling prices.

         Cost of Products Sold. Total cost of products sold and liquids marketing activities increased to $418.7 million for the nine months ended May 31, 2001, as compared to $18.4 million for the nine months ended June 30, 2000. Of this increase, $150.3 million is the result of liquids marketing activity during the nine months ended May 31, 2001. Predecessor Heritage had cost of sales of $119.6 million for the nine months ended May 31, 2000. Fuel cost of sales increased due to the increases in volumes described above and due to the wholesale cost of propane for the nine months ended May 31, 2001, being significantly higher as compared to the same time period last year.

         Gross Profit. Total gross profit for the nine months ended May 31, 2001 was $206.0 million as compared to $15.5 million for the nine months ended June 30, 2000, due to the aforementioned increases in retail volumes and revenues, offset by the increase in product costs. For the nine months ended May 31, 2001, retail fuel gross profit was $176.5 million, U.S. wholesale was $.7 million, and other gross profit was $24.6 million. Foreign wholesale gross profit was $2.3 million and liquids marketing gross profit was $1.9 million for the period ended May 31, 2001. As a comparison, for the nine months ended May 31, 2000, Predecessor Heritage recorded retail fuel gross profit of $76.4 million, wholesale fuel gross profit of $.5 million, foreign gross profit of $1.5 million and other of $13.3 million, for a total gross profit of $91.7 million.

         Operating Expenses. Operating expenses were $96.0 million for the nine months ended May 31, 2001 as compared to $10.5 million for the nine months ended June 30, 2000. The increase of $85.5 million primarily is the result of the additional operating expense related to the merger of U.S. Propane with Predecessor Heritage and to a lesser extent, increased volumes due to cold weather and increased fuel costs, which affect the vehicle fuel costs. Predecessor Heritage had operating expenses of $45.7 million in the nine months ended May 31, 2000.

         Selling, General and Administrative. Selling, general and administrative expenses were $14.0 million for the nine months ended May 31, 2001. Peoples Gas did not classify any of their operating expenses as selling, general and administrative, so as a comparison Predecessor Heritage had selling, general and administrative, expenses of $5.0 million for the nine months ended May 31, 2000. The increase of $9.0 million is primarily due to the transactions with U.S. Propane.

         Depreciation and Amortization. Depreciation and amortization was $30.3 million in the nine months ended May 31, 2001 as compared to $2.4 million in the nine months ended June 30, 2000 and $13.6 million for Predecessor Heritage for the nine months ended May 31, 2000. The increase is primarily attributable to the addition of property, plant and equipment, and intangible assets from the transactions referred to above.

         Operating Income. For the nine months ended May 31, 2001, Heritage had operating income of $65.7 million as compared to operating income of $2.5 million for the nine months ended June 30, 2000. Predecessor Heritage reported operating income of $27.4 million in the nine months ended May 31, 2000.

        Net Income. For the nine-month period ended May 31, 2001, Heritage had net income of $39.4 million, an increase of $38.0 million as compared to net income for the nine months ended June 30, 2000 of $1.4 million. As a comparison, Heritage's net income of $39.4 million for the nine months ended May 31, 2001, represents an increase of $25.4 million over Predecessor Heritage's reported net income of $14.0 million for the nine months ended May 31, 2000.

        EBITDA. Earnings before interest, taxes, depreciation and amortization increased $93.4 million to $98.3 million for the nine months ended May 31, 2001, as compared to the EBITDA of $4.9 million for the period ended June 30, 2000. The EBITDA for Predecessor Heritage for the nine months ended May 31, 2000 was $42.6 million. Heritage's EBITDA includes the EBITDA of investees, but does not include the EBITDA of the minority interest of M-P Energy Partnership. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating Heritage's ability to make the Minimum Quarterly Distribution.


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

         b) growth capital, expended mainly for customer tanks, will be financed by the revolving acquisition bank line of credit; and

         c) acquisition capital expenditures will be financed by the revolving acquisition bank line of credit; other lines of credit, long-term debt, issues of additional Common Units or a combination thereof.

        Operating Activities. Cash provided by operating activities during the nine months ended May 31, 2001, was $51.3 million. The net cash provided from operations for the nine months ended May 31, 2001 consisted of net income of $39.4 million and noncash charges of $32.4 million, principally depreciation and amortization offset by the impact of working capital used of $20.5 million. Accounts receivable have increased as compared to the prior year as a result of the net effect of the increase in propane costs and increased volume due to colder temperatures which in part was passed on to the customers. A larger customer base due to the merger with U.S. Propane also contributed to the increase in accounts receivable. Accounts payable has also increased due to the same related reasons of the increased cost of propane and the merger.

        Investing Activities. Heritage completed ten acquisitions during the nine months ended May 31, 2001, spending $48.8 million, net of cash received, to purchase propane companies. This capital expenditure amount is reflected in the cash used in investing activities of $71.5 million along with a net $17.4 million invested for maintenance needed to sustain operations at current levels and customer tanks to support growth of operations. Other investing activities include $7.1 million of cash paid for marketable securities and proceeds from assets sales of $1.8 million.

        Financing Activities. Cash provided by financing activities during the nine months ended May 31, 2001 of $19.8 million resulted mainly from a net decrease in the working capital facility of $24.2 million, a net decrease in the Acquisition Facility of $.4 million used to acquire other propane businesses and a net increase in fixed rate debt of $70.6 million. On May 24, 2001, the Partnership issued $70 million of fixed rate notes under our 2000 Note Purchase Agreement, which provided for repetitive debt issuance capabilities up to a maximum of $250 million. The notes were sold to a group of institutional lenders (see Exhibit 10.19.2). The notes have 7-, 12- and 15-year final maturities with an average coupon of 7.66%. The Partnership used the proceeds from the notes to repay the balance outstanding under our senior revolving acquisition facility and to reduce other debt. These increases were offset by cash distributions to unitholders of $23.3 million and payments on other long-term debt of $2.9 million.

        Financing and Sources of Liquidity

The Partnership has a Bank Credit Facility, which includes a Working Capital Facility, a revolving credit facility providing for up to $65.0 million of borrowings to be used for working capital and other general partnership purposes, and an Acquisition Facility, a revolving credit facility providing for up to $50.0 million of borrowings to be used for acquisitions and improvements. As of May 31, 2001, the Acquisition Facility had $48.5 million available to fund future acquisitions and the Working Capital Facility had $65.0 million available for borrowings.

Heritage uses its cash provided by operating and financing activities to provide distributions to unitholders and to fund acquisition, maintenance and growth capital expenditures. Acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and intangibles associated with such acquired businesses, were $48.8 million for the nine months ended May 31, 2001. In addition to this, Heritage issued $2.6 million for notes payable on non-compete agreements in connection with certain acquisitions and $1.6 million of Common Units (58,000 Common Units).

Under its Partnership Agreement, Heritage will distribute to its partners, 45 days after the end of each fiscal quarter, an amount equal to all of its Available Cash for such quarter. Available Cash generally means, with respect to any quarter of Heritage, all cash on hand at the end of such quarter less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the General Partner to (i) provide for the proper conduct of the Heritage's business, (ii) comply with applicable law or any Heritage debt instrument or other agreement, or (iii) provide funds for distributions to Unitholders and the General Partner in respect of any one or more of the next four quarters. Available Cash is more fully defined in the Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P. previously filed as an exhibit. Distributions of Available Cash to the holders of the Subordinated Units and the Class B Subordinated Units are subject to the prior rights of the holders of the Common Units to receive the Minimum Quarterly Distributions of $.50 per unit for each quarter during the subordination period, and to receive any arrearages in the distribution of Minimum Quarterly Distributions on the Common Units for prior quarters during the subordination period. Pursuant to the Partnership Agreement, the remaining 1,851,471 Subordinated Units converted to common units on July 6, 2001. The conversion of these units was dependent on meeting certain cash performance and distribution requirements during the period that commenced with the

Partnership's initial public offering in June of 1996, all of which have been met. Under the Partnership Agreement, the subordination period could not end earlier than June 1, 2001.

Heritage's commitment to its unitholders is to distribute the increase in its cash flow while maintaining prudent reserves for operations. Heritage raised the quarterly distribution on four different occasions this fiscal year from a quarterly distribution level of $.5625 (or $2.25 annually) to a current quarterly distribution level of $.6125 (or $2.45 annually). In the case of each quarterly distribution increase, the decision resulted from a review of Predecessor Heritage's and Heritage's past financial performance, and current projections for available cash based on the current performance and future expectations for Heritage. The current distribution level includes incentive distributions payable to the General Partner to the extent the quarterly distribution exceeds $.55 per unit ($2.20 annually).

The assets utilized in the propane business do not typically require lengthy manufacturing process time or complicated, high technology components. Accordingly, Heritage does not have any significant financial commitments for capital expenditures. In addition, Heritage has not experienced any significant increases attributable to inflation in the cost of these assets or in its operations.


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

Commodity price risk arises from the risk of price changes in the propane inventory that Heritage buys and sells. The market price of propane is often subject to volatile changes as a result of supply or other market conditions over which Heritage will have no control. In the past, price changes have generally been passed along to Predecessor Heritage's customers to maintain gross margins, mitigating the commodity price risk. In order to help ensure adequate supply sources are available to Heritage during periods of high demand, Predecessor Heritage in the past purchased significant volumes of propane during periods of low demand, which generally occur during the summer months, at the then current market price, for storage both at its service centers and in major storage facilities. Heritage also attempts to minimize the effects of market price fluctuations for its propane supply through its liquids marketing activities and by entering into certain financial contracts. Heritage's liquids marketing activities include both purchases and sales of product supply. Liquids marketing activity is recorded at fair value on Heritage's balance sheet, with the changes in fair value included in earnings.

The financial contracts entered into by Heritage are often referred to as swap instruments. The swap instruments are a contractual agreement to exchange obligations of money between the buyer and seller of the instruments as propane volumes during the pricing period are purchased. The swaps are tied to a fixed price bid by the buyer and a floating price determination for the seller based on certain indices at the end of the relevant marketing period. Heritage enters into these swap instruments to hedge the projected propane volumes to be purchased during each of the one-month periods during the projected heating season.

At May 31, 2001, Heritage had outstanding propane hedges ("swap agreements") for the period from October 2001 through March 2002 for a total of approximately 60 million gallons of propane at a weighted average price of $.5581 per gallon. The fair value of the swap agreement is the amount at which they could be settled, based on quoted market prices. These instruments had a fair value of ($2,699) as of May 31, 2001, which was recorded as accrued and other liabilities on the balance sheet through other comprehensive income, exclusive of ($54) of minority interest. Heritage continues to monitor propane prices and may enter into additional propane hedges in the future. Inherent in the portfolio from the liquids marketing and hedging activities is certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counterparties to a contract. Heritage takes an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis.

Heritage monitors market risk through a variety of techniques, including routine reporting to senior management. Heritage attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures.

LIQUIDS MARKETING ACTIVITIES

Heritage trades financial instruments for its own account through Heritage Energy Resources ("Resources"). Financial instruments utilized in connection with liquids marketing activities are accounted for using the mark-to-market method. Under the mark-to-market method of accounting, forwards, swaps, options and storage contracts are reflected at fair value, and are shown in the consolidated balance sheet as assets and liabilities from trading activities. Unrealized gains and losses from the financial contracts and the impact of price movements are recognized in the income statement as other income (expense). Changes in the assets and liabilities from the liquids marketing activity result primarily from changes in the market prices, newly originated transactions and the timing of settlement. Resources attempts to balance its contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on an assessment of anticipated market movements.

Notional Amounts and Terms -

The notional amounts and terms of these financial instruments as of May 31, 2001 include fixed price payor for 1,575,000 barrels of propane and butane, and fixed price receiver of 1,455,000 barrels of propane and butane. Notional amounts reflect the volume of the transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure Heritage's exposure to market or credit risks.

Fair Value -

The fair values of the financial instruments related to trading activities as of May 31, 2001, were assets of $2,746 and liabilities of $2,438. The unrealized gain related to liquids marketing activities for the three months and nine months ended May 31, 2001, was $158 and $308, respectively and is recorded through the income statement as other income.

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

         Exhibit
         Number            Description
         ------            -----------


 (1)     3.1               Agreement of Limited Partnership of Heritage Propane Partners, L.P.

         Exhibit
         Number            Description
         ------            -----------


(10)     3.1.1             Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage
                           Propane Partners, L.P.

(1)      3.2               Agreement of Limited Partnership of Heritage Operating, L.P.

(12)     3.2.1             Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage
                           Operating, L.P.

(7)      10.1              First Amended and Restated Credit Agreement with Banks Dated May 31, 1999

(8)      10.1.1            First Amendment to the First Amended and Restated  Credit  Agreement dated as of October
                           15, 1999

(9)      10.1.2            Second Amendment to First Amended and Restated Credit Agreement dated as of May 31, 2000

(10)     10.1.3            Third Amendment dated as of August 10, 2000 to First Amended and Restated Credit
                           Agreement

(13)     10.1.4            Fourth Amendment to First Amended and Restated Credit Agreement dated effective as of
                           December 28, 2000

(1)      10.2              Form of Note Purchase Agreement (June 25, 1996)

(3)      10.2.1            Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996

(4)      10.2.2            Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997

(6)      10.2.3            Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998

(8)      10.2.4            Second Amendment Agreement dated September 1, 1999 to June 25, 1996 Note Purchase
                           Agreement

(11)     10.2.5            Third Amendment Agreement dated May 31, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997 Note Purchase Agreement

(10)     10.2.6            Fourth Amendment Agreement dated August 10, 2000 to June 25, 1996 Note Purchase
                           Agreement and November 19, 1997 Note Purchase Agreement

(13)     10.2.7            Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase
                           Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase
                           Agreement.

(1)      10.3              Form of Contribution, Conveyance and Assumption Agreement among Heritage Holdings,
                           Inc., Heritage Propane Partners, L.P. and Heritage Operating, L.P.

(1)      10.6              Restricted Unit Plan

(4)      10.6.1            Amendment of Restricted Unit Plan dated as of October 17, 1996

(12)     10.6.2            Amended and Restated Restricted Unit Plan dated as of August 10, 2000

(12)     10.7              Employment Agreement for James E. Bertelsmeyer dated as of August 10, 2000

(12)     10.8              Employment Agreement for R. C. Mills dated as of August 10, 2000

         Exhibit
         Number            Description
         ------            -----------


(12)     10.9              Employment Agreement for Larry J. Dagley dated as of August 10, 2000

(12)     10.10             Employment Agreement for H. Michael Krimbill dated as of August 10, 2000

(12)     10.11             Employment Agreement for Bradley K. Atkinson dated as of August 10, 2000

(7)      10.12             First Amended and Restated  Revolving  Credit  Agreement  between Heritage Service Corp.
                           and Banks Dated May 31, 1999

(12)     10.13             Employment Agreement for Mark A. Darr dated as of August 10, 2000

(12)     10.14             Employment Agreement for Thomas H. Rose dated as of August 10, 2000

(12)     10.15             Employment Agreement for Curtis L. Weishahn dated as of August 10, 2000

(5)      10.16             Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1           Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement

(8)      10.16.2           Second Amendment Agreement dated September 1, 1999 to November 19, 1997 Note Purchase
                           Agreement and June 25, 1996 Note Purchase Agreement

(9)      10.16.3           Third Amendment Agreement dated May 31, 2000 to November 19, 1997 Note Purchase
                           Agreement and June 25, 1996 Note Purchase Agreement

(10)     10.16.4           Fourth Amendment  Agreement  dated August 10, 2000 to November 19, 1997 Note Purchase
                           Agreement and June 25, 1996 Note Purchase Agreement

(13)     10.16.5           Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase
                           Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase
                           Agreement

(10)     10.17             Contribution Agreement dated June 15, 2000 among U.S. Propane, L.P., Heritage
                           Operating, L.P. and Heritage Propane Partners, L.P.

(10)     10.17.1           Amendment dated August 10, 2000 to June 15, 2000 Contribution Agreement

(10)     10.18             Subscription Agreement dated June 15, 2000 between Heritage Propane Partners, L.P. and individual investors

(10)     10.18.1           Amendment dated August 10, 2000 to June 15, 2000 Subscription Agreement

(10)     10.19             Note Purchase Agreement dated as of August 10, 2000

(13)     10.19.1           Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase
                           Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase
                           Agreement

 (*)     10.19.2           First Supplemental Note Purchase Agreement dated as of May 24, 2001 to the August 10,
                           2000 Note Purchase Agreement

(12)     21.1              List of Subsidiaries

(12)     99.1              Balance Sheet of Heritage Holdings, Inc. as of August 31, 2000

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

(13) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q for the quarter ended February 28, 2001.

(*)      Filed herewith


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


                            HERITAGE PROPANE PARTNERS, L.P.

                            By:  Heritage Holdings, Inc., General Partner



Date:  July 16, 2001        By: /s/ Larry J. Dagley
                                ------------------------------------------------
                                    Larry J. Dagley
                                    (Vice President, Chief Financial Officer and
                                    officer duly authorized to sign on behalf of
                                    the registrant)

                               INDEX TO EXHIBITS



         EXHIBIT
         NUMBER            DESCRIPTION
         ------            -----------


(1)      3.1               Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(10)     3.1.1             Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage
                           Propane Partners, L.P.

(1)      3.2               Agreement of Limited Partnership of Heritage Operating, L.P.

(12)     3.2.1             Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage
                           Operating, L.P.

(7)      10.1              First Amended and Restated Credit Agreement with Banks Dated May 31, 1999

(8)      10.1.1            First Amendment to the First Amended and Restated  Credit  Agreement dated as of October
                           15, 1999

(9)      10.1.2            Second Amendment to First Amended and Restated Credit Agreement dated as of May 31, 2000

(10)     10.1.3            Third Amendment dated as of August 10, 2000 to First Amended and Restated Credit
                           Agreement

(13)     10.1.4            Fourth Amendment to First Amended and Restated Credit Agreement dated effective as of
                           December 28, 2000

(1)      10.2              Form of Note Purchase Agreement (June 25, 1996)

(3)      10.2.1            Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996

(4)      10.2.2            Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997

(6)      10.2.3            Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998

(8)      10.2.4            Second Amendment Agreement dated September 1, 1999 to June 25, 1996 Note Purchase
                           Agreement

(11)     10.2.5            Third Amendment Agreement dated May 31, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997 Note Purchase Agreement

(10)     10.2.6            Fourth Amendment Agreement dated August 10, 2000 to June 25, 1996 Note Purchase
                           Agreement and November 19, 1997 Note Purchase Agreement

(13)     10.2.7            Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase
                           Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase
                           Agreement.

(1)      10.3              Form of Contribution, Conveyance and Assumption Agreement among Heritage Holdings,
                           Inc., Heritage Propane Partners, L.P. and Heritage Operating, L.P.

(1)      10.6              Restricted Unit Plan

(4)      10.6.1            Amendment of Restricted Unit Plan dated as of October 17, 1996

(12)     10.6.2            Amended and Restated Restricted Unit Plan dated as of August 10, 2000

(12)     10.7              Employment Agreement for James E. Bertelsmeyer dated as of August 10, 2000

(12)     10.8              Employment Agreement for R. C. Mills dated as of August 10, 2000

         EXHIBIT
         NUMBER            DESCRIPTION
         ------            -----------


(12)     10.9              Employment Agreement for Larry J. Dagley dated as of August 10, 2000

(12)     10.10             Employment Agreement for H. Michael Krimbill dated as of August 10, 2000

(12)     10.11             Employment Agreement for Bradley K. Atkinson dated as of August 10, 2000

(7)      10.12             First Amended and Restated Revolving Credit Agreement between Heritage Service Corp.
                           and Banks Dated May 31, 1999

(12)     10.13             Employment Agreement for Mark A. Darr dated as of August 10, 2000

(12)     10.14             Employment Agreement for Thomas H. Rose dated as of August 10, 2000

(12)     10.15             Employment Agreement for Curtis L. Weishahn dated as of August 10, 2000
(5)      10.16             Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1           Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement

(8)      10.16.2           Second Amendment Agreement dated September 1, 1999 to November 19, 1997 Note Purchase
                           Agreement and June 25, 1996 Note Purchase Agreement

(9)      10.16.3           Third Amendment Agreement dated May 31, 2000 to November 19, 1997 Note Purchase
                           Agreement and June 25, 1996 Note Purchase Agreement

(10)     10.16.4           Fourth Amendment  Agreement  dated August 10, 2000 to November 19, 1997 Note Purchase
                           Agreement and June 25, 1996 Note Purchase Agreement

(13)     10.16.5           Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase
                           Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase
                           Agreement

(10)     10.17             Contribution Agreement dated June 15, 2000 among U.S. Propane, L.P., Heritage
                           Operating, L.P. and Heritage Propane Partners, L.P.

(10)     10.17.1           Amendment dated August 10, 2000 to June 15, 2000 Contribution Agreement

(10)     10.18             Subscription Agreement dated June 15, 2000 between Heritage Propane Partners, L.P. and individual investors

(10)     10.18.1           Amendment dated August 10, 2000 to June 15, 2000 Subscription Agreement

(10)     10.19             Note Purchase Agreement dated as of August 10, 2000

(13)     10.19.1           Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase
                           Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase
                           Agreement

 (*)     10.19.2           First Supplemental Note Purchase Agreement dated as of May 24, 2001 to the August 10,
                           2000 Note Purchase Agreement

(12)     21.1              List of Subsidiaries

(12)     99.1              Balance Sheet of Heritage Holdings, Inc. as of August 31, 2000

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

(13) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q for the quarter ended February 28, 2001.

(*)      Filed herewith


(b)      Reports on Form 8-K.

         None