Form 10-K
period 2001-08-31
HERITAGE PROPANE PARTNERS L P
filed 2001-11-29
CIK 1012569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED AUGUST 31, 2001

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
Yes   X   No
    -----    -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value as of November 5, 2001, of the registrant's common units held by nonaffiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $254,792,338.

At November 5, 2001, the registrant had units outstanding as follows:
Heritage Propane Partners, L.P.     14,262,066    Common Units
                                     1,382,514    Class B Subordinated Units

Documents Incorporated by Reference:  None

                         HERITAGE PROPANE PARTNERS, L.P.

                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                     PART I

ITEM 1.   BUSINESS. ........................................................1

ITEM 2.   PROPERTIES.......................................................10

ITEM 3.   LEGAL PROCEEDINGS................................................11

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............11


                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S UNITS AND RELATED
                UNITHOLDER MATTERS.........................................12

ITEM 6.   SELECTED HISTORICAL FINANCIAL AND OPERATING DATA.................16

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS........................19

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......30

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................31

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE........................31


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............33

ITEM 11.  EXECUTIVE COMPENSATION...........................................36

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT.............................................39

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................40

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K........................................40

                                     PART I


FORWARD-LOOKING STATEMENTS

         CERTAIN MATTERS DISCUSSED IN THIS REPORT, EXCLUDING HISTORICAL INFORMATION, AS WELL AS SOME STATEMENTS BY HERITAGE IN PERIODIC PRESS RELEASES AND SOME ORAL STATEMENTS OF HERITAGE OFFICIALS DURING PRESENTATIONS ABOUT HERITAGE, INCLUDE CERTAIN "FORWARD-LOOKING" STATEMENTS. ALTHOUGH HERITAGE BELIEVES SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS AND CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS, NO ASSURANCE CAN BE GIVEN THAT EVERY OBJECTIVE WILL BE REACHED. SUCH STATEMENTS ARE MADE IN RELIANCE ON THE "SAFE HARBOR" PROTECTIONS PROVIDED UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         AS REQUIRED BY THAT LAW, HERITAGE HEREBY IDENTIFIES THE FOLLOWING IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY RESULTS PROJECTED, FORECASTED, ESTIMATED OR BUDGETED BY HERITAGE IN FORWARD-LOOKING STATEMENTS. THESE INCLUDE:

         o CHANGES IN GENERAL ECONOMIC CONDITIONS IN THE UNITED STATES AS WELL AS CHANGES IN GENERAL ECONOMIC CONDITIONS AND CURRENCIES IN FOREIGN COUNTRIES;

         o WEATHER CONDITIONS THAT VARY SIGNIFICANTLY FROM HISTORICALLY NORMAL CONDITIONS;

         o    ITS SUCCESS IN HEDGING ITS POSITIONS;

         o THE EFFECTIVENESS OF RISK-MANAGEMENT POLICIES AND PROCEDURES AND THE ABILITY OF HERITAGE'S LIQUIDS MARKETING COUNTERPARTIES TO SATISFY THEIR FINANCIAL COMMITMENTS;

         o THE GENERAL LEVEL OF PETROLEUM PRODUCT DEMAND, AND THE AVAILABILITY OF PROPANE SUPPLIES;

         o ENERGY PRICES GENERALLY AND SPECIFICALLY, THE PRICE OF PROPANE TO THE CONSUMER COMPARED TO THE PRICE OF ALTERNATIVE AND COMPETING FUELS;

         o    COMPETITION FROM OTHER PROPANE DISTRIBUTORS AND ALTERNATE FUELS;

         o    THE AVAILABILITY AND COST OF CAPITAL;

         o CHANGES IN LAWS AND REGULATIONS TO WHICH HERITAGE IS SUBJECT, INCLUDING TAX, ENVIRONMENTAL AND EMPLOYMENT REGULATIONS;

         o ITS ABILITY TO GENERATE AVAILABLE CASH FOR DISTRIBUTIONS TO UNITHOLDERS;

         o THE COSTS AND EFFECTS OF LEGAL AND ADMINISTRATIVE PROCEEDINGS AGAINST IT OR WHICH MAY BE BROUGHT AGAINST IT;

         o    ITS ABILITY TO SUSTAIN HISTORICAL LEVELS OF INTERNAL GROWTH; AND

         o ITS ABILITY TO CONTINUE TO LOCATE AND ACQUIRE OTHER PROPANE COMPANIES AT PURCHASE PRICES THAT ARE ACCRETIVE TO ITS FINANCIAL RESULTS.



ITEM 1. BUSINESS

BUSINESS OF HERITAGE

         Heritage Propane Partners, L.P., (the "Registrant" or "Partnership"), a publicly traded Delaware limited partnership, was formed in April of 1996. The general partner of Heritage Propane Partners, L.P. is Heritage

Holdings, Inc. (Heritage Holdings), which is a wholly owned subsidiary of U.S. Propane, L.P. (U.S. Propane). U.S. Propane is a joint venture among the following four publicly traded southeastern utilities: TECO Energy, Inc.; AGL Resources, Inc.; Piedmont Natural Gas Company, Inc.; and Atmos Energy Corporation.

         o TECO Energy, Inc. (TECO) is a diversified, energy-related holding company. One of TECO's subsidiaries is Florida's largest natural gas distributor, serving more than 260,000 customers. Its other businesses include an electric utility that serves over 550,000 customers and an independent power company that builds, owns and operates electric generation facilities in the United States and Central America.

         o AGL Resources, Inc. (AGL Resources), is a regional energy holding company engaged in natural gas distribution, wholesale and retail energy services and building telecommunications infrastructure. AGL Resources' principal subsidiary is the second largest pure natural gas distributor in the United States, serving more than
              1.5 million customers in Georgia and portions of Tennessee and Virginia.

         o Piedmont Natural Gas Company, Inc. (Piedmont Natural Gas) is an energy and services company primarily engaged in the transportation, distribution and sales of natural gas. Piedmont Natural Gas is the second largest natural gas distributor in the Southeast, serving more than 690,000 customers in North Carolina, South Carolina and Tennessee.

         o Atmos Energy Corporation (Atmos), which owned United Cities Propane Gas, Inc., is an energy and services company primarily engaged in natural gas distribution and nonregulated energy management and gas marketing services. Atmos is the fifth largest natural gas distributor in the United States, serving approximately 1.4 million customers in 11 states.


         In order to simplify the Partnership's obligations under the laws of several jurisdictions in which it conducts business, its business activities are conducted through a subsidiary operating partnership, Heritage Operating, L.P. (the "Operating Partnership"). The Partnership holds a 97.9798% limited partner interest in the Operating Partnership. In addition, Heritage Holdings holds a 1.0101% general partner interest and U.S. Propane holds a 1.0101% limited partner interest in the Operating Partnership. The Operating Partnership accounts for nearly all of the consolidated assets, sales and operating earnings of the Partnership.

         The business of the Partnership starting with the formation of Heritage Holdings, Inc. in 1989 has grown primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth. Since its inception in 1989 through August 31, 2001, the Partnership has completed 81 acquisitions for a total purchase price of approximately $608 million, including the transfer by U.S. Propane of its propane operations to the Partnership for $181.4 million, plus working capital of approximately $12.9 million. The U.S. Propane transaction combined five of the nation's 50 largest retail propane operations. Volumes of propane sold to retail customers have increased steadily from 63.2 million gallons for the Partnership's fiscal year ended August 31, 1992 to 330.2 million gallons for the fiscal year ended August 31, 2001.

U.S. PROPANE MERGER

         In August 2000, TECO, Atmos, Piedmont Natural Gas and AGL Resources contributed each company's propane operations, Peoples Gas Company (Peoples
Gas), United Cities Propane Gas, Inc. (United Cities), Piedmont Propane Company (Piedmont), and AGL Propane, Inc. (AGL), respectively, to U.S. Propane in exchange for equity interests in U.S. Propane. The merger was accounted for as an acquisition using the purchase method of accounting with Peoples Gas being the accounting acquirer.

         In August 2000, U.S. Propane acquired all of the outstanding common stock of Heritage Holdings for $120 million. By virtue of Heritage Holdings' general partner and limited partner interests in the Partnership, U.S. Propane gained control of the Partnership. Simultaneously, U.S. Propane transferred its propane operations, consisting of its interest in four separate limited liability companies, AGL Propane, L.L.C., Peoples Gas Company, L.L.C., United Cities Propane Gas, L.L.C. and Retail Propane Company, L.L.C. (former Piedmont operations) to the Partnership for $181.4 million plus working capital. The $181.4 million was payable $139.5 million in cash, $31.8 million of assumed debt, and the issuance of 372,392 common units of the Partnership valued at $7.3 million and a

1.0101% limited partner interest in the Operating Partnership valued at $2.7 million. The purchase price and the exchange price for the common units were approved by an independent committee of the Board of Directors of Heritage Holdings. The exchange price for the common units was $19.73125 per unit under a formula based on the average closing price of common units on the New York Stock Exchange for the twenty (20) day period beginning ten (10) days prior to the public announcement of the transaction on June 15, 2000 (the "Formula Price"). Subsequent to August 31, 2000, payments totaling approximately $12.9 million were made for the working capital adjustment, of which $5.0 million was accrued at August 31, 2000.

         Concurrent with the acquisition, the Operating Partnership borrowed $180 million from several institutional investors and the Partnership sold 1,161,814 common units and 1,382,514 class B subordinated units in a private placement to the former shareholders of Heritage Holdings based on the Formula Price resulting in net proceeds of $50.2 million. The total of these proceeds was utilized to finance the transaction and retire a portion of existing debt.

         Heritage Propane Partners, L.P. is the surviving entity for legal purposes; however, U.S. Propane's propane operations was the acquirer for accounting purposes. For purposes of the discussion herein, Peoples Gas is described as the accounting acquirer because Peoples Gas was the acquirer in the transaction that formed U.S. Propane; the propane operations of Heritage Propane Partners, L.P. prior to the series of transactions with U.S. Propane are referred to as Predecessor Heritage; and the combined operations of U.S. Propane and Predecessor Heritage are described as Heritage. Peoples Gas had a fiscal year-end of December 31. The eight-month period ended August 31, 2000 was treated as a transition period under the rules of the Securities and Exchange Commission. However, the Form 10-K for the year ended August 31, 2000 was not a transition report as the Registrant continues to have an August 31 fiscal year-end.

         Heritage believes it is presently the fourth largest retail marketer of propane in the United States (as measured by retail gallons sold). Heritage currently serves more than 600,000 active residential, commercial, industrial and agricultural customers located in 28 states. Heritage's operations extend from coast to coast with concentrations in the western, upper midwestern, northeastern and southeastern regions of the United States.


GENERAL

         At the time of the series of transactions that formed U.S. Propane and combined the operations of Predecessor Heritage and U.S. Propane, Peoples Gas was serving more than 70,000 active residential, commercial and wholesale customers located in the Florida peninsula. Peoples Gas has grown by expanding existing markets as well as through acquisitions of independent propane operations located in northeast and southwest Florida. Prior to the series of transactions, Peoples Gas believed it was among the top 25 independent propane distributors nationally and was the largest independent propane distributor in Florida.

         Peoples Gas believed it held competitive advantages in both the residential and commercial markets through its focus on customer service and product reliability. Following is a summary of the retail sales volumes per fiscal year. The transition period ended August 31, 2000 represents seven months of Peoples Gas stand-alone and one month of Heritage.

HERITAGE PROPANE PARTNERS, L.P. (FORMERLY PEOPLES GAS):

                                                                 For the          For the Year
RETAIL PROPANE GALLONS                                       Eight-months Ended       Ended
 SOLD (IN MILLIONS):      For the Year Ended December 31,        August 31,         August 31,
                         --------------------------------    ------------------   ------------
                         1995   1996   1997   1998   1999          2000               2001
                         ----   ----   ----   ----   ----          ----              ------
                         24.7   26.7   29.1   30.9   33.6          38.3               330.2

         As a result of the implementation of the strategy described below, Predecessor Heritage achieved the following retail sales volumes per fiscal year:

                                                                                                 Period
RETAIL PROPANE GALLONS                                                                            Ended
 SOLD (IN MILLIONS):                           For the Year Ended August 31,                     Aug. 9,
                          --------------------------------------------------------------------   -------
                          1991   1992   1993   1994   1995    1996     1997     1998     1999     2000
                          ----   ----   ----   ----   ----   ------   ------   ------   ------   ------
                          48.2   63.2   73.4   79.7   98.3    118.2    125.6    146.7    159.9    170.9

         Management believes that Heritage's competitive strengths include: (i) experience in identifying, evaluating and completing acquisitions, (ii) operations that are focused in areas experiencing higher-than-average population growth, (iii) a low cost administrative infrastructure and (iv) a decentralized operating structure and entrepreneurial workforce. These competitive strengths have enabled Predecessor Heritage and Heritage to achieve levels of EBITDA per retail propane gallon sold that management believes are among the highest of any publicly traded propane partnership. Management believes that as a result of Heritage's geographic diversity and district-level incentive compensation program, Predecessor Heritage and Heritage have been able to reduce the effect of adverse weather conditions on EBITDA, including those experienced by Predecessor Heritage during the warmer-than-normal winters of 1998 - 1999 and 1999 - 2000 recorded as two of the warmest winters of this century. Management believes that Heritage's concentration in higher-than-average population growth areas provides a strong economic foundation for expansion through acquisitions and internal growth. Management does not believe that Heritage is significantly more vulnerable than its competitors to displacement by natural gas distribution systems because the majority of Heritage's areas of operations are located in rural areas in which natural gas is not available.


BUSINESS STRATEGY

         Heritage's goal is to increase distributions to the Partnership's unitholders by being a low-cost, growth oriented retail propane distribution company. The three critical elements to this strategy are described below.

         Acquisitions. Acquisitions will be the principal means of growth for Heritage, as the retail propane industry is mature and overall demand for propane is expected to experience limited growth in the foreseeable future. Management believes that the fragmented nature of the propane industry provides significant opportunities for growth through acquisition. Industry sources indicate that there are over 8,000 retail propane operations, of which the 10 largest retailers, including Heritage, account for approximately 45% of the total retail sales. Heritage follows a disciplined acquisition strategy that concentrates on companies that (i) are located in geographic areas experiencing higher-than-average population growth, (ii) provide a high percentage of sales to residential customers, (iii) have a strong reputation for quality service and
(iv) own a high percentage of the propane tanks used by their customers. In addition Heritage attempts to capitalize on the reputations of the companies it acquires by maintaining local brand names, billing practices and employees, thereby creating a sense of continuity and minimizing customer loss. Management believes that this strategy has helped to make Heritage an attractive buyer for many acquisition candidates from the seller's viewpoint.

         Through August 9, 2000, Predecessor Heritage had completed 68 acquisitions for a total purchase price of approximately $297 million. Of the 68 companies acquired by Predecessor Heritage, 19 represent "core acquisitions" with multiple plants in a specific geographic area, with the balance representing "blend-in companies" or acquisitions of companies that operate in an existing Heritage region. On August 10, 2000, Predecessor Heritage completed the merger with U.S. Propane. During the period between August 10, 2000 through August 31, 2001, Heritage completed 12 additional acquisitions, of which 3 represent core acquisitions. Heritage will focus on acquisition candidates in its existing areas of operations, but will consider core acquisitions in other higher-than-average population growth areas in order to further reduce the impact on Heritage's operations of adverse weather patterns in any one region. While Heritage is currently evaluating numerous acquisition candidates, there can be no assurance that Heritage will identify attractive acquisition candidates in the future, that Heritage will be able to acquire such businesses on economically acceptable terms or successfully integrate them into existing operations and make cost-saving changes, that any acquisition will not dilute earnings and distributions to unitholders or that any additional debt incurred to finance an acquisition will not adversely affect the ability of Heritage to make distributions to unitholders.

         In order to facilitate Heritage's acquisition strategy, the Operating Partnership maintains a Bank Credit Facility with a total of $115 million available for borrowing. The Bank Credit Facility consists of a $50 million Acquisition Facility to be used for acquisitions and improvements and a $65 million Working Capital Facility to be used for working capital and other general partnership purposes. Heritage also has the ability to fund acquisitions through the issuance of additional partnership interests and through long-term debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Description of Indebtedness."

         Low Cost, Decentralized Operations. Heritage focuses on controlling costs at the corporate and district levels. While Predecessor Heritage realized certain economies of scale as a result of its acquisitions, it attributes its low operating costs primarily to its decentralized structure, which Heritage plans to continue. By delegating all customer billing and collection activities to the district level, Heritage has been able to operate without a large corporate staff. Of Heritage's 2,340 full-time employees as of August 31, 2001, only 91, or approximately 4%, were general and administrative. In addition Heritage's district level incentive compensation program encourages district employees at all levels to control costs and expand revenues.

         Internal Growth. In addition to pursuing expansion through acquisitions, Heritage has aggressively focused on internal growth at its existing district locations. Heritage believes that, by concentrating its operations in areas experiencing higher-than-average population growth, it is well positioned to achieve internal growth by adding new customers. Heritage also believes that its decentralized operations foster an entrepreneurial corporate culture by: (i) having operational decisions made at the district and regional level, (ii) retaining billing, collection and pricing responsibilities at the local and regional levels, and (iii) rewarding employees for achieving financial targets at the local level.

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

         Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Heritage competes for customers against suppliers of electricity, natural gas and fuel oil. Competition from alternative energy sources has been increasing as a result of reduced regulation of many utilities including natural gas and electricity. Except for certain industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because natural gas is a significantly less expensive source of energy than propane. The gradual expansion of the nation's natural gas distribution systems has resulted in the availability of natural gas in many areas that previously depended upon propane. Although the extension of natural gas pipelines tends to displace propane distribution in areas affected, Heritage believes that new opportunities for propane sales arise as more geographically remote neighborhoods are developed. Although propane is similar to fuel oil in certain applications and market demand, propane and fuel oil compete to a lesser extent primarily because of the cost of converting from one to another. Based upon information provided by the Energy Information Agency, propane accounts for approximately three percent of household energy consumption in the United States.

         In addition to competing with alternative energy sources, Heritage competes with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large full-service multi-state propane marketers, thousands of smaller local independent marketers and farm cooperatives. Based on industry publications, Heritage believes that the domestic retail market for propane is approximately 8.8 billion gallons annually, that the 10 largest retailers, including Heritage, account for approximately 45% of the total retail sales of propane in the United States, and that no single marketer has a greater than 10% share of the total retail market in the United States. Most of Heritage's retail distribution branches compete with five or more marketers or distributors. Each retail distribution outlet operates in its own competitive environment because retail marketers tend to locate in close proximity to customers. The typical retail distribution outlet generally has an effective marketing radius of approximately 50 miles although in certain rural areas the marketing radius may be extended by satellite locations.

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

         The wholesale propane business is highly competitive. For fiscal 2001, Heritage's domestic wholesale operations (excluding M-P Energy Partnership) accounted for only 3.7% of total volumes and less than 1% of its gross profit. Heritage does not emphasize wholesale operations, but it believes that limited wholesale activities enhance its ability to supply its retail operations.


PRODUCTS, SERVICES AND MARKETING

         Heritage distributes propane through a nationwide retail distribution network consisting of approximately 275 customer service locations in 28 states. Heritage's operations are concentrated in large part in the western, upper midwestern, northeastern and southeastern regions of the United States. Heritage serves almost 600,000 active customers. Historically, approximately two-thirds of Predecessor Heritage's retail propane volumes and in excess of 80% of its EBITDA were attributable to sales during the six-month peak-heating season from October through March, as many customers use propane for heating purposes. Consequently, sales and operating profits are normally concentrated in the first and second fiscal quarters. Cash flows from operations however, are generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the six-month peak season. To the extent necessary, Heritage will reserve cash from peak periods for distribution to unitholders during the warmer seasons.

         Typically, district locations are found in suburban and rural areas where natural gas is not readily available. Generally, such locations consist of a one to two acre parcel of land, an office, a small warehouse and service facility, a dispenser and one or more 18,000 to 30,000 gallon storage tanks. Propane is generally transported from refineries, pipeline terminals, leased storage facilities and coastal terminals by rail or truck transports to Heritage's district locations where it is unloaded into storage tanks. In order to make a retail delivery of propane to a customer, a bobtail truck is loaded with propane from the storage tank. Propane is then delivered to the customer by the bobtail truck, which generally holds 2,500 to 3,000 gallons of propane, and pumped into a stationary storage tank on the customer's premises. The capacity of these customer tanks ranges from approximately 100 gallons to 1,200 gallons, with a typical tank having a capacity of 100 to 300 gallons in milder climates and from 500 to 1,000 gallons in colder climates. Heritage also delivers propane to retail customers in portable cylinders, which typically have a capacity of 5 to 35 gallons. When these cylinders are delivered to customers, empty cylinders are picked up for refilling at Heritage's distribution locations or are refilled in place. Heritage also delivers propane to certain other bulk end users of propane in tractor-trailers known as transports, which typically have an average capacity of approximately 10,500 gallons. End users receiving transport deliveries include industrial customers, large-scale heating accounts, mining operations, and large agricultural accounts, which use propane for crop drying.

         Heritage encourages its customers whose propane needs are temperature sensitive to implement a regular delivery schedule by, in some cases, charging extra for non-scheduled deliveries. Many of Heritage's residential customers receive their propane supply pursuant to an automatic delivery system which eliminates the customer's need to make an affirmative purchase decision and allows for more efficient route scheduling and maximization of volumes delivered. Heritage also sells, installs and services equipment related to its propane distribution business, including heating and cooking appliances from its district locations.

         Heritage owns, though its subsidiaries, a 60% interest in M-P Energy Partnership, a Canadian partnership that supplies Heritage propane as described below under "Propane Supply and Storage." When it is referred to or information is given regarding domestic operations, amounts attributable to M-P Energy Partnership are generally excluded, unless otherwise indicated.

         Propane use falls into three broad categories: (i) residential applications, (ii) industrial, commercial and agricultural applications and
(iii) other retail applications, including motor fuel sales. Approximately 96% of the domestic gallons sold by Heritage in the fiscal year ended August 31, 2001 were to retail customers and 4% to wholesale customers. Of the retail gallons sold by Heritage, 57% were to residential customers, 29% were to industrial, commercial and agricultural customers, and 14% were to other retail users. Sales to residential customers in the fiscal year ended August 31, 2001 accounted for 55% of total domestic gallons sold inclusive of domestic wholesale but approximately 71% of Heritage's gross profit from propane sales. Residential sales have a greater profit margin and a more stable customer base than other markets served by Heritage. Industrial, commercial and agricultural sales accounted for 21% of Heritage's gross profit from propane sales for the fiscal year ended August 31, 2001, with all other retail users accounting for 8%. Additional volumes sold to wholesale customers contributed less than 1% of gross profit from propane sales. No single customer accounts for 10% or more of revenues.

         The propane business is very seasonal with weather conditions significantly affecting demand for propane. Heritage believes that the geographic diversity of its operations helps to minimize its nationwide exposure to regional weather. Although overall demand for propane is affected by climate, changes in price and other factors, Heritage believes its residential and commercial business to be relatively stable due to the following characteristics:

     o residential and commercial demand for propane has been relatively unaffected by general economic conditions due to the largely non-discretionary nature of most propane purchases,

     o    loss of customers to competing energy sources has been low,

     o the tendency of Heritage's customers to remain with Heritage due to the product being delivered pursuant to a regular delivery schedule and to Heritage's ownership of over 90% of the storage tanks (verify) utilized by its customers, and

     o the historic ability of Heritage to more than offset customer losses through internal growth of its customer base in existing markets.

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


PROPANE SUPPLY AND STORAGE

         Supplies of propane from Heritage's sources historically have been readily available. Heritage purchases from over 50 oil companies and natural gas processors at numerous supply points located in the United States and Canada. In the fiscal year ended August 31, 2001, Enterprise Products Operating L.P. (Enterprise) and Dynegy Liquids Marketing and Trade (Dynegy) provided approximately 21% and 19% of Heritage's total propane supply, respectively. In addition, M-P Oils, Ltd., one of our wholly owned subsidiaries, procured 21% of Heritage's total propane supply during the fiscal year ended August 31, 2001. M-P Oils, Ltd. holds a 60% interest in M-P Energy Partnership, a Canadian partnership that buys and sells propane for its own account and supplies Heritage propane in the northern United States.

         Heritage believes that, if supplies from Enterprise and Dynegy were interrupted, it would be able to secure adequate propane supplies from other sources without a material disruption of its operations. Aside from Enterprise and Dynegy, no single supplier provided more than 10% of Heritage's total domestic propane supply during the fiscal year ended August 31, 2001. Heritage believes that its diversification of suppliers will enable it to purchase all of its supply needs at market prices if supplies are interrupted from any of the sources without a material disruption of its operations. Although no assurances can be given that supplies of propane will be readily available in the future, Heritage expects a sufficient supply to continue to be available. However, increased demand for propane in periods of severe cold weather, or otherwise, could cause future propane supply interruptions or significant volatility in the price of propane.

         Heritage typically enters into one-year supply agreements subject to annual renewal. The percentage of contract purchases may vary from year to year. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major delivery or storage points, and some contracts include a pricing formula that typically is based on these market prices. Most of these agreements provide maximum and minimum seasonal purchase guidelines. Heritage receives its supply of propane predominately through railroad tank cars and common carrier transport.

         Because Heritage's profitability is sensitive to changes in wholesale propane costs, it generally seeks to pass on increases in the cost of propane to customers. Heritage has generally been successful in maintaining retail gross margins on an annual basis despite changes in the wholesale cost of propane, but there is no assurance that Heritage will always be able to pass on product cost increases fully, particularly when product costs rise rapidly. Consequently, Heritage's profitability will be sensitive to changes in wholesale propane prices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-General."

         Heritage leases space in storage facilities in Michigan, Mississippi, South Carolina, Arizona, Missouri and Texas and smaller storage facilities in other locations and has rights to use storage facilities in additional locations when it "pre-buys" product from these sources. Heritage believes that it has adequate third party storage to take advantage of supply purchasing advantages as they may occur from time to time. Access to storage facilities allows Heritage to buy and store large quantities of propane during periods of low demand, which generally occur during the summer months, thereby helping to ensure a more secure supply of propane during periods of intense demand or price instability.


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


BILLING AND COLLECTION PROCEDURES

         Customer billing and account collection responsibilities are retained at the district level. Heritage believes that this decentralized approach is beneficial for several reasons:

     o    the customer is billed on a timely basis;

     o    the customer is more apt to pay a "local" business;

     o    cash payments are received more quickly, and

     o local personnel have a current account status available to them at all times to answer customer inquiries.

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

         In connection with all acquisitions of retail propane businesses that involve the acquisitions of any interest in real estate, Heritage conducts an environmental review in an attempt to determine whether any substance other than propane has been sold from, or stored on, any such real estate prior to its purchase. Such review includes questioning the seller, obtaining representations and warranties concerning the seller's compliance with environmental laws and conducting inspections of the properties. Where warranted, independent environmental consulting firms are hired to look for evidence of hazardous substances or the existence of underground storage tanks.

         Petroleum-based contamination or environmental wastes are known to be located on or adjacent to six sites, which Heritage presently or formerly had operations. These sites were evaluated at the time of their acquisition. In all cases, remediation operations have been or will be undertaken by others, and in all six cases, Heritage obtained indemnification for expenses associated with any remediation from the former owners or related entities. Additionally, Heritage has been named as a large deminimis generator at one superfund site, but it believes that its exposure will not be material. Based on information currently available to Heritage, such projects are not expected to have a material adverse effect on Heritage's financial condition or results of operation.

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

EMPLOYEES

         As of August 31, 2001, Heritage had 2,340 full time employees, of whom 91 were general and administrative and 2,249 were operational employees. Of its operational employees 60 are represented by a labor union. Heritage believes that its relations with its employees are satisfactory. Historically, Heritage has hired as many as 100 seasonal workers to meet peak winter demands.


ITEM 2. PROPERTIES

         Heritage operates bulk storage facilities at approximately 275 customer service locations. Heritage owns substantially all of these facilities and has entered into long-term leases for those that it does not own. Heritage believes that the increasing difficulty associated with obtaining permits for new propane distribution locations makes its high level of site ownership and control a competitive advantage. Heritage owns approximately thirty-one million gallons of above ground storage capacity at its various plant sites and have leased an aggregate of approximately 50 million gallons of underground storage facilities in Michigan, Mississippi, South Carolina Arizona, Missouri and Texas. Heritage does not own or operate any underground storage facilities (excluding customer and local distribution tanks) or pipeline transportation assets (excluding local delivery systems).

         Heritage also owns 50% of Bi-State Propane, a California general partnership that conducts business in California and Nevada. Bi-State Propane operates nine locations that are included on a gross basis in Heritage's site, customer and other property descriptions contained herein.

         The transportation of propane requires specialized equipment. The trucks and railroad tank cars used for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of August 31, 2001, Heritage utilized approximately 37 transport truck tractors, 41 transport trailers, 30 railroad tank cars, 984 bobtails and 1,492 other delivery and service vehicles, all of which Heritage owns. As of August 31, 2001, Heritage owned approximately 540,000 customer storage tanks with typical capacities of 120 to 1,000 gallons. These customer storage tanks are collateral to secure the obligations of Heritage under its borrowings from its banks and note holders.

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

         Heritage utilizes a variety of trademarks and tradenames that it owns, including "Heritage Propane." Heritage believes that its strategy of retaining the names of the companies it has acquired has maintained the local identification of these companies and has been important to the continued success of these businesses. Some of Heritage's most significant trade names include AGL Propane, Balgas, Bi-State Propane, Blue Flame Gas of Charleston, Blue Flame Gas of Mt. Pleasant, Blue Flame Gas of Vermont, Carolane Propane Gas, Gas Service Company, EnergyNorth, Gibson Propane, Holton's L. P. Gas, Ikard & Newsom, Northern Energy, Sawyer Gas, Peoples Gas Company, Piedmont Propane Company, ProFlame Gas, Rural Bottled Gas and Appliance, ServiGas, TECO Propane and VGS Propane. Heritage regards its trademarks, tradenames and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products.

ITEM 3. LEGAL PROCEEDINGS.

         Heritage is threatened with or is named as a defendant in various personal injury, property damage and product liability suits. In general, these lawsuits have arisen in the ordinary course of Heritage's business since the formation of Heritage, and involve claims for actual damages arising from the alleged negligence of Heritage or as a result of product defects or similar matters. Of the pending or threatened matters, the suits currently include one action by Heritage against a seller to Heritage and other suits against Heritage involving property damage and serious personal injuries. Although any litigation is inherently uncertain, based on past experience, the information currently available to it and the availability of insurance coverage, Heritage does not believe that these pending or threatened litigation matters issues will have a material adverse effect on its results of operations or its financial condition.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the security holders of Heritage Propane Partners, L.P. during the fiscal year ended August 31, 2001.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS.

MARKET PRICE OF AND DISTRIBUTIONS ON THE COMMON UNITS AND RELATED UNITHOLDER MATTERS

         The common units representing limited partners interests in the Partnership ("common units") are listed on the New York Stock Exchange, which is the principal trading market for such securities, under the symbol "HPG". The following table sets forth, for the periods indicated, the high and low sales prices per common unit, as reported on the New York Stock Exchange Composite Tape, and the amount of cash distributions paid per common unit.

                                              Price Range                Cash
                                           High          Low        Distribution(1)
                                          -------      -------      ---------------
2001 FISCAL YEAR
Fourth Quarter Ended August 31, 2001      $31.000      $25.250        $0.6250
Third Quarter Ended May 31, 2001          $31.000      $23.950        $0.6125
Second Quarter Ended February 28, 2001    $24.900      $20.125        $0.6000
First Quarter Ended November 30, 2000     $23.875      $20.500        $0.5875

2000 FISCAL YEAR
Fourth Quarter Ended August 31, 2000      $21.250      $18.563        $0.5750
Third Quarter Ended May 31, 2000          $19.125      $16.500        $0.5625
Second Quarter Ended February 28, 2000    $19.500      $16.750        $0.5625
First Quarter Ended November 30, 1999     $23.000      $18.688        $0.5625

(1) Distributions are shown in the quarter with respect to which they were declared. For each of the indicated quarters for which distributions have been made, an identical per unit cash distribution was paid on the subordinated units.

DESCRIPTION OF UNITS

         As of October 1, 2001, there were approximately 573 holders of record of the Partnership's common units, including common units held in street name representing over nine thousand individual common unitholders. Common units, class B subordinated units and class C units represent limited partner interests in the partnership that entitle the holders to the rights and privileges specified in the Heritage Propane Partners, L.P. partnership agreement (the "partnership agreement"). As of November 5, 2001, there were 14,262,066 common units and 1,382,514 class B subordinated units representing, together with the 1.0101% limited partner interest in the Operating Partnership held by U.S. Propane, an aggregate 98.9899% limited partner interest in the Partnership. Except as described below, the common units and class B subordinated units generally participate pro rata in Heritage's income, gains, losses deductions, credits and distributions. There are also 1,000,000 class C units outstanding that are entitled only to participate in any incentive distributions that Heritage may make that are attributable to amounts received by Heritage in connection with specified litigation.

         Prior to July 6, 2001, the Partnership also had subordinated units representing limited partner interests that were issued and outstanding, all of which converted to common units as described below under "-- Subordinated Units". Prior to converting into common units, and except as described below, the subordinated units generally participated pro rata with the common units and the class B subordinated units in Heritage's income, gains, losses, deductions, credits and distributions.

         No person is entitled to preemptive rights in respect of issuances of securities by the Partnership, except that Heritage Holdings, the general partner, has the right to purchase sufficient partnership securities to maintain its equity interest in the Partnership.

COMMON UNITS

         The Partnership's common units are registered under the Securities Exchange Act of 1934 and are listed for trading on the New York Stock Exchange. Each holder of a common unit is entitled to one vote per unit on all matters presented to the limited partners for a vote. However, if at any time any person or group (other than the general partner and its affiliates) owns beneficially 20% or more of all common units, any common units owned by that person or group may not be voted on any matter and are not considered to be outstanding when sending notices of a meeting of unitholders (unless otherwise required by law), calculating required votes, determining the presence of a quorum or for other similar purposes under our partnership agreement. The common units are entitled to distributions of available cash as described below under "-- Cash Distribution Policy." As of October 1, 2001 there were approximately 573 holders of the Heritage's common units, including common units held in street name, representing over nine thousand individual common unitholders.

SUBORDINATED UNITS

         Heritage Holdings, a wholly owned subsidiary of U.S. Propane and the general partner of the Partnership and the Operating Partnership held all of the subordinated units. The subordinated units were a separate class of limited partner interests and the rights of holders of subordinated units to participate in distributions to partners differed from, and were subordinated to, the rights of the holders of common units.

         Under the partnership agreement, 925,736 subordinated units converted into common units as of July 7, 1999, 925,736 subordinated units converted into common units as of July 5, 2000 and the remaining 1,851,471 subordinated units converted into common units as of July 6, 2001. The conversions of the subordinated units occurred and the subordination period ended because the Partnership met specified cash performance and distribution requirements during successive four-quarter periods commencing with the initial public offering in June of 1996. As common units issued upon conversion of the subordinated units, the new common units share equally with other common units in distributions of available cash.

CLASS B SUBORDINATED UNITS

         The class B subordinated units represent a portion of the limited partner interests issued to certain former stockholders of Heritage Holdings, who are also members of management, in connection with the transaction with U.S. Propane. The class B subordinated units have the same voting rights as the subordinated units outstanding before the end of the subordination period. Each class B subordinated unit is entitled to one vote on each matter with respect to which the class B subordinated units are entitled to vote.

         In connection with the transaction with U.S. Propane and because the class B subordinated units are not convertible into common units except by approval of the common unitholders or a change in the rules of the New York Stock Exchange, the Partnership agreed to submit to a vote or consent of its common unitholders a proposal to change the terms of the class B subordinated units to provide that each class B subordinated unit is convertible into one common unit. The Partnership intends to submit this proposal to its common unitholders by December 31, 2001.

         The rights of holders of class B subordinated units to participate in distributions to partners differ from, and are subordinated to, the right of holders of common units, as described below under "-- Cash distribution Policy". If the common unitholders approve the conversion of the class B subordinated units into common units, or if at any time the rules of the New York Stock Exchange or staff interpretations of such rules are changed, or facts and circumstances arise so that no vote or consent of the unitholders is required as a condition to the listing of any common units that may be issued upon such conversion, each class B subordinated unit will automatically convert into one common unit. But if the common unitholders do not approve the conversion by December 31, 2001, the terms of the class B subordinated units will automatically be changed to provide that the amount allocated or distributed to each class B subordinated unit will equal 115% of the amount allocated or distributed to each common unit, except that the common units will have priority over the class B subordinated units with respect to the minimum quarterly distributions of $0.50 per common unit and any arrearages on the minimum quarterly distribution.

         The class B subordinated units have rights upon dissolution and liquidation of the Partnership, including the right to share in any liquidating distributions that are based on 100% (115% if the conversion of the class B subordinated units is not approved) of the rights of the common units. Accordingly, the amount of any liquidating distribution to each class B subordinated unit will equal 100% (115% if the conversion of the class B subordinated units is not approved) of the amount of such distribution to each common units, except that the rights of the class B subordinated units will have the same order of priority relative to the rights of the common units as subordinated units outstanding before the end of the subordination period.

CLASS C UNITS

         In conjunction with the transaction with U.S. Propane and the change of control of the general partner, the Partnership issued 1,000,000 newly created class C units to Heritage Holdings in conversion of that portion of its incentive distribution rights that entitled it to receive any distribution made by the Partnership attributable to the net amount received by the Partnership in connection with the settlement, judgment, award or other final nonappealable resolution of specified litigation filed by Heritage prior to the transaction with U.S. Propane, which is referred to as the "litigation". The class C units have zero initial capital account balance and were distributed by Heritage Holdings to its former stockholders in connection with the transaction with U.S. Propane. Thus, U.S. Propane will not receive any distributions made with respect to the litigation.

         All decisions of the general partner relating to the litigation will be determined by a special litigation committee consisting of one or more independent directors of the general partner. As soon as practicable after the time, if any, that the Partnership receives the final cash payment as a result of the resolution of the litigation, the special litigation committee will determine the aggregate net amount of such proceeds distributable by the Partnership by deducting from the amounts received all costs and expenses incurred by the Partnership and its affiliates in connection with the litigation and such cash reserves as are necessary or appropriate to provide for operating expenditures. Until the special litigation committee decides to distribute the distributable proceeds, none of the distributable proceeds will be deemed to be "available cash" under the partnership agreement. Please read "-- Cash Distribution Policy - General" below for a discussion of available cash. When the special litigation committee decides to distribute the distributable proceeds, the amount of the distribution will be deemed to be available cash and will be distributed as described below under "-- Cash Distribution Policy," provided that the amount of distributable proceeds that would be distributed to holders of incentive distribution rights will instead be distributed to the holders of the class C units, pro rata. The Partnership cannot predict whether it will receive any cash payments as a result of the litigation and, if so, when such distributions might be received.

         Each holder of class C units receiving a distribution of cash in any taxable year of the partnership will be allocated items of gross income with respect to such taxable year in an amount equal to the cash distributed to the holder. The holders of class C units will not be allocated any other items of income, gain, loss deduction or credit. The class C units do not have any rights to share in any of the assets or distributions upon dissolution and liquidation of the partnership, except for the extent that any such distributions consist of proceeds from the litigation to which the class C unitholders would have otherwise been entitled. The class C units do not have the privilege of conversion into any other unit and do not have any voting rights except to the extent provided by law, in which case the class C units will be entitled to one vote.

         The amount of cash distributions to which the incentive distribution rights are entitled was not increased by the creation of the class C units; rather, the class C units are a mechanism for dividing the incentive distribution rights between Heritage Holdings and its former stockholders.

CASH DISTRIBUTION POLICY

         The partnership agreement requires that the Partnership will distribute all of its "available cash" to its unitholders and its general partner within 45 days following the end of each fiscal quarter. The term "available cash" generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter, plus working capital borrowings after the end of the quarter, less reserves established by the general partner in its sole discretion to provide for the proper conduct of the Partnership's business, comply with applicable law or any Heritage debt instrument or other agreement, or to provide funds for future distributions to partners with respect to any one or more of the next four quarters. Available cash is more fully defined in the partnership agreement previously filed as an exhibit.

         The subordination period ended as a result of the conversion into common units of all remaining outstanding subordinated units (but not class B subordinated units) as described above. Beginning with the fiscal quarter ended August 31, 2001, and as long as class B subordinated units are outstanding, the Partnership will distribute available cash, excluding any available cash to be distributed to the class C unitholders, as follows:

         o First, 97% to the holders of common units, pro rata, 1% to U.S. Propane in respect of its limited partner interest in the Operating Partnership and 2% to the general partner, until the holders of common units have received $0.50 per common unit for such quarter and any prior quarter in which they failed to receive $0.50 per common unit;

         o Second, 97% to the holders of class B subordinated units, pro rata, 1% to U.S. Propane in respect of its limited partner interest in the Operating Partnership and 2% to the general partner, until the holders of class B subordinated units have received $0.50 per unit for such quarter;

         o Third, 97% to all common unitholders and class B subordinated units, pro rata, 1% to U.S. Propane in respect of its limited partner interest in the Operating Partnership and 2% to the general partner, until all common unitholders have received at least $0.55 per unit for such quarter;

         o Fourth, 84% to all common unitholders and class B subordinated unitholders, 1% to U.S. Propane in respect of its limited partner interest in the Operating Partnership and 13% to the holders of incentive distribution rights, pro rata and 2% to the general partner, until all common unitholders have received at least $0.635 per unit for such quarter;

         o Fifth, 74% to all common unitholders and class B subordinated unitholders, pro rata, 1% to U.S. Propane in respect of its limited partner interest in the Operating Partnership, 23% to the holders of incentive distribution rights, pro rata, and 2% to the general partner, until all common unitholders have received at least $0.825 per unit for such quarter; and

         o Sixth, thereafter 49% to all common unitholders and class B subordinated unitholders, pro rata, 1% to U.S. Propane in respect of its limited partner interest in the Operating Partnership, 48% to the holders of incentive distribution rights, pro rata, and 2% to the general partner.

         If the common unitholders have not approved the conversion of class B subordinated units into common units by December 31, 2001, then the amount distributed to each class B subordinated unit pursuant to the second through sixth clauses above will be equal to 115% of the amount distributed to each common unit pursuant to each such clause.

         If the conversion of the class B subordinated units is approved, each class B subordinated unit will be converted into one common unit and will then participate pro rata with the other common units in distributions of available cash. After the conversion of the class B subordinated units into common units, the Partnership will distribute available cash, excluding any available cash to be distributed to the class C unitholders, as follows:

         o First, 97% to all unitholders, pro rata, 1% to U.S. Propane in respect of its limited partner interest in the Operating Partnership and 2% to the general partner, until all unitholders have received $0.50 per unit for such quarter and any prior quarter;

         o Second, 97% to all unitholders, pro rata, 1% to U.S. Propane in respect of its limited partner interest in the Operating Partnership and 2% to the general partner, until all unitholders have received $0.55 per unit for such quarter;

         o Third, 84% to all unitholders, pro rata, 1% to U.S. Propane in respect of its limited partner interest in the Operating Partnership, 13% to the holders of incentive distribution rights, pro rata, and 2% to the general partner, until all common unitholders have received at least $0.635 per unit for such quarter;

         o Fourth, 74% to unitholders, pro rata, 1% to U.S. Propane in respect of its limited partner interest in the Operating Partnership, 23% to the holders of incentive distribution rights, pro rata and 2% to the general partner, until all common unitholders have received at least $0.825 per unit for such quarter;

         o Fifth, thereafter 49% to all unitholders, pro rata, 1% to U.S. Propane in respect of its limited partner interest in the Operating Partnership, 48% to the holders of incentive distribution rights, pro rata, and 2% to the general partner.


RESTRICTIONS ON TRANSFER; REGISTRATION RIGHT

         The 1,161,814 common units and the 1,382,514 class B subordinated units issued to the former stockholders of Heritage Holdings in the U.S. Propane transaction are subject to certain restrictions on transfer. On November 8, 2000, 473,473 of these class B subordinated units and 624,212 of the common units became transferable. An additional 266,715 of the class B subordinated units and 165,700 of the common units became transferable on August 10, 2001. An additional 266,715 of the class B subordinated units and 165,700 of the common units become transferable on August 10, 2002, and 375,611 of the class B subordinated units and 206,202 of the common units become transferable on August 10, 2003. The restrictions on transfer are also subject to exceptions contained in the employment agreements of certain of the former stockholders and of Heritage's management.

CHANGES IN SECURITIES AND RECENT SALES OF UNREGISTERED SECURITIES

         On July 31, 2001, Heritage sold 2,500,000 common units in an underwritten public offering at a public offering price of $28.00 per unit. Heritage used $41 million of the approximate net proceeds of $66 million to reduce indebtedness under the Senior Revolving Acquisition Facility, which was incurred in the acquisition of ProFlame, Inc. (ProFlame) and related propane distribution companies of ProFlame. The remainder of the proceeds was used for general partnership purposes, including additional acquisitions and repayment of debt. To effect the transfer of the contribution required by the general partner to maintain its 1% general partner interest in the Partnership, the general partner contributed 25,252 common units back to the Partnership and those units were cancelled.

         On August 1, 2001, the Partnership issued 129,901 common units to the general partner in connection with the assumption of certain liabilities by the general partner from the acquisition of certain assets of ProFlame. The general partner was entitled to 158,917 common units as a result of this transaction but agreed to forego the issuance of 1,638 units and 1,605 units, which represented its capital contributions to maintain its 1% interest in the Partnership and its 1.0101% interest in the Operating Partnership, respectively, in relation to this transaction. The general partner also agreed to forego the issuance of an additional 25,773 common units to which it was entitled in the ProFlame acquisition to maintain its 1.0101% interest in the Operating Partnership. The units issued to the general partner were not registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, by virtue of an exemption under Section 4(2) thereof.

         During fiscal 2001, Heritage issued 58,000 common units in exchange for certain assets in connection with the acquisition of a certain propane business, for a total value of $1.6 million. These units were issued utilizing Heritage's Registration Statement No. 333-40407 on Form S-4.


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

HERITAGE PROPANE PARTNERS, L.P. (FORMERLY PEOPLES GAS):

                                                                                                 Eight Months         Year ended
                                                    Years ended December 31,                   Ended August 31,       August 31,
                                        -----------------------------------------------  ---------------------------  -----------
                                            1996        1997        1998        1999        1999           2000          2001
                                        (Unaudited)                                      (Unaudited)
Statements of Operating Data:
Revenues                                 $   37,508  $   32,874  $   30,187  $   34,045  $   21,766    $   63,072     $  715,453
Gross profit(a)                              16,139      15,811      17,904      19,196      13,299        21,572        237,419
Depreciation and amortization                 2,234       2,514       2,855       3,088       2,037         4,686         40,431
Operating income (loss)                       4,611       1,370       3,961       2,885       2,666          (714)        54,423
Interest expense                                 --          --          --          --          --         2,409         35,567
Income (loss) before income taxes and
    minority interest                         3,962         980       3,483       2,895       2,677        (3,547)        20,524
Provision for income taxes                    1,323         378       1,412       1,127       1,035           379             --
Net income (loss)                             2,639         602       2,071       1,768       1,642        (3,846)        19,710
Net income (loss) per unit(b)                  1.52         .35        1.19        1.02         .94          (.37)          1.43
Cash dividends/distributions per unit
                                                 --          --        1.13        1.30        1.30          0.87           2.38


                                                             As of December 31,                          As of August 31,
                                             -----------------------------------------------  -----------------------------------
                                                1996         1997         1998        1999        1999        2000         2001
                                             (Unaudited)  (Unaudited)                         (Unaudited)

Balance Sheet Data (end of period):
Current assets                               $    6,829   $    5,278   $    4,310  $   6,643   $    4,326   $   84,869  $  138,263
Total assets                                     33,455       33,982       37,206     43,724       39,481      615,779     758,167
Current liabilities                              12,619        8,204       13,671     19,636       15,716      102,212     127,655
Long-term debt                                       --           --           --         --           --      361,990     423,748
Minority interests                                   --           --           --         --           --        4,821       5,350
Partner's capital - General Partner(b)               37           39           39         37           37          939       1,875
Partners' capital - Limited Partner(b)(d)        14,857       15,457       15,557     15,070       14,944      145,817     206,080
Accumulated other comprehensive loss                 --           --           --         --           --           --      (6,541)

                                                                                           Eight Months         Year ended
                                              Years ended December 31,                   Ended August 31,       August 31,
                                  -------------------------------------------------   -----------------------   ----------
                                     1996         1997         1998         1999         1999         2000         2001
Operating Data (unaudited):
EBITDA(c)                         $    6,845   $    3,884   $    6,816   $    5,793   $    4,703   $    4,507   $   97,444
Capital expenditures(e)
   Maintenance and growth              3,560        4,497        5,328        6,176        2,544        3,559       23,854
   Acquisition                            --           --        1,719        1,015        1,015      177,067       94,860
Retail propane gallons sold           26,654       29,077       30,921       33,608       22,118       38,268      330,242

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

HERITAGE PROPANE PARTNERS, L.P. (PREDECESSOR HERITAGE):

         The following table sets forth, for the periods and as of the dates indicated, selected historical financial and operating data for Predecessor Heritage. The selected historical financial and operating data of Predecessor Heritage should be read in conjunction with the financial statements of Heritage included elsewhere in this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere in this Report. The amounts in the table below, except per unit data, are in thousands.

                                                         Ten           Two
                                                        Months        Months                                               Period
                                                        Ended         Ended                    Years Ended                  Ended
                                                       June 30,     August 31,                  August 31,                August 9,
                                                      ----------    ----------    ------------------------------------   ----------
                                                        1996(e)        1996          1997         1998         1999         2000
Statements of Operating Data:
Revenues                                              $  144,623    $   18,477    $  199,785   $  185,987   $  184,020   $  242,491
Gross Profit(a)                                           55,634         6,314        73,838       89,103       96,753      101,746
Depreciation and amortization                              7,581         1,733        11,124       13,680       14,749       17,143
Operating income (loss)                                   15,755        (1,956)       16,919       22,929       24,567       23,475
Interest expense                                          10,833         1,962        12,063       14,599       15,915       17,664
Income (loss) before income taxes and minority
interest                                                   6,084        (4,087)        5,625        9,266       10,116        6,936
Provision for income taxes                                 2,735            --            --           --           --           --
Net income (loss)                                          2,921        (8,423)        5,177        8,790        9,662        6,504
Basic and Diluted Net income (loss) per unit(b)
                                                              --         (1.06)         0.64         1.04         1.11          .66

                                                                                              August 31,
                                                                    -------------------------------------------------------------
                                                                          1996             1997            1998           1999

Balance Sheet Data (end of period):
Current Assets                                                      $     24,014     $     27,951     $     26,185   $     29,267
Total Assets                                                             187,850          203,799          239,964        262,958
Current Liabilities                                                       24,728           34,426           35,444         47,680
Long-term debt                                                           132,521          148,453          177,431        196,216
Redeemable preferred stock                                                     -                -                -              -
Stockholders' deficit                                                          -                -                -              -
Partner's capital - General Partner                                          307              208              273            176
Partners' capital - Limited Partner(f)                                    30,294           20,712           26,816         18,886


                                                                                         Period
                                                                                         Ended
                                                Years ended August 31,                  August 9,
                                   -------------------------------------------------   ----------
                                     1996(e)       1997         1998         1999         2000
Operating Data (unaudited):
EBITDA(c)                          $   24,365   $   28,718   $   37,792   $   41,047   $   42,373
Capital Expenditures(d)
   Maintenance and growth               7,244        7,170        9,359       14,974       12,931
   Acquisition                         16,665       14,549       23,276       17,931       46,801
Retail propane gallons sold           118,200      125,605      146,747      159,938      170,891

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

(d) Capital expenditures fall generally into three categories: (i) maintenance capital expenditures of approximately $5.1 for the period ended August 9, 2000 and $4.6, $3.6 and $2.3 million in fiscal 1999, 1998 and 1997, respectively, which include expenditures for repairs that extend the life of the assets and replacement of property, plant and equipment, (ii) growth capital expenditures, which include expenditures for purchases of new propane tanks and other equipment to facilitate retail customer base expansion, and (iii) acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and the portion of the purchase price allocated to intangibles associated with such acquired businesses.

(e) Reflects unaudited pro forma information for Predecessor Heritage as if the Partnership formation had occurred as of the beginning of the period presented.

(f) Partners' Capital is anticipated to decrease to the extent depreciation and amortization exceeds maintenance capital expenditure requirements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FORWARD-LOOKING STATEMENTS

         CERTAIN MATTERS DISCUSSED IN THIS REPORT, EXCLUDING HISTORICAL INFORMATION, AS WELL AS SOME STATEMENTS BY HERITAGE IN PERIODIC PRESS RELEASES AND SOME ORAL STATEMENTS OF HERITAGE OFFICIALS DURING PRESENTATIONS ABOUT THE PARTNERSHIP, INCLUDE CERTAIN "FORWARD-LOOKING" STATEMENTS. ALTHOUGH HERITAGE BELIEVES SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS AND CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS, NO ASSURANCE CAN BE GIVEN THAT EVERY OBJECTIVE WILL BE REACHED. SUCH STATEMENTS ARE MADE IN RELIANCE ON THE "SAFE HARBOR" PROTECTIONS PROVIDED UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         AS REQUIRED BY THAT LAW, HERITAGE HEREBY IDENTIFIES THE FOLLOWING IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY RESULTS PROJECTED, FORECASTED, ESTIMATED OR BUDGETED BY HERITAGE IN FORWARD-LOOKING STATEMENTS. THESE INCLUDE:

         o CHANGES IN GENERAL ECONOMIC CONDITIONS IN THE UNITED STATES AS WELL AS CHANGES IN GENERAL ECONOMIC CONDITIONS AND CURRENCIES IN FOREIGN COUNTRIES;

         o WEATHER CONDITIONS THAT VARY SIGNIFICANTLY FROM HISTORICALLY NORMAL CONDITIONS;

         o    ITS SUCCESS IN HEDGING ITS POSITIONS;

         o THE EFFECTIVENESS OF RISK-MANAGEMENT POLICIES AND PROCEDURES AND THE ABILITY OF HERITAGE'S LIQUIDS MARKETING COUNTERPARTIES TO SATISFY THEIR FINANCIAL COMMITMENTS;

         o THE GENERAL LEVEL OF PETROLEUM PRODUCT DEMAND, AND THE AVAILABILITY OF PROPANE SUPPLIES;

         o ENERGY PRICES GENERALLY AND SPECIFICALLY, THE PRICE OF PROPANE TO THE CONSUMER COMPARED TO THE PRICE OF ALTERNATIVE AND COMPETING FUELS;

         o    COMPETITION FROM OTHER PROPANE DISTRIBUTORS AND ALTERNATE FUELS;

         o    THE AVAILABILITY AND COST OF CAPITAL;

         o CHANGES IN LAWS AND REGULATIONS TO WHICH HERITAGE IS SUBJECT, INCLUDING TAX, ENVIRONMENTAL AND EMPLOYMENT REGULATIONS;

         o ITS ABILITY TO GENERATE AVAILABLE CASH FOR DISTRIBUTIONS TO UNITHOLDERS;

         o THE COSTS AND EFFECTS OF LEGAL AND ADMINISTRATIVE PROCEEDINGS AGAINST IT WHICH MAY BE BROUGHT AGAINST IT;

         o    ITS ABILITY TO SUSTAIN HISTORICAL LEVELS OF INTERNAL GROWTH; AND

         o ITS ABILITY TO CONTINUE TO LOCATE AND ACQUIRE OTHER PROPANE COMPANIES AT PURCHASE PRICES THAT ARE ACCRETIVE TO ITS FINANCIAL RESULTS.

WEATHER AND SEASONALITY

         Heritage's propane distribution business is seasonal and dependent upon weather conditions in its service areas. Propane sales to residential and commercial customers are affected by winter heating season requirements. This generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Sales to industrial and agricultural customers are much less weather sensitive.

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


GENERAL

         The retail propane business is a "margin-based" business in which gross profits depend on the excess of sales price over propane supply costs. The market price of propane is often subject to volatile changes as a result of supply or other market conditions over which Heritage will have no control. Product supply contracts are one-year agreements subject to annual renewal and generally permit suppliers to charge posted prices (plus transportation costs) at the time of delivery or the current prices established at major delivery points. Since rapid increases in the wholesale cost of propane may not be immediately passed on to retail customers, such increases could reduce gross profits. Heritage generally has and Predecessor Heritage generally had attempted to reduce price risk by purchasing propane on a short-term basis. Heritage has and Predecessor Heritage had on occasion purchased significant volumes of propane during periods of low demand, which generally occur during the summer months, at the then current market price, for storage both at its service centers and in major storage facilities for future resale.

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

         Since its formation in 1989, Heritage has grown primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth. Through August 9, 2000, Predecessor Heritage completed 68 acquisitions for an aggregate purchase price of approximately $297 million. Predecessor Heritage completed 40 of these acquisitions since its initial public offering on June 25, 1996. During the period from August 10, 2000 and August 31, 2001, Heritage completed 12 additional acquisitions, for an aggregate purchase price of $119.1 million, not including the merger of U.S. Propane and Predecessor Heritage. On August 1, 2001, Heritage acquired the operations of ProFlame, Inc. (ProFlame) and related propane distribution companies in California and Nevada. ProFlame delivered approximately 38 million retail and wholesale gallons of propane for its fiscal year ended August 31, 2000 to over 32,000 customers. ProFlame's propane distribution network includes 20 customer service locations throughout California and Nevada, as well as 11 additional sites that are either railcar terminals and/or storage facilities located in areas such as the San Francisco Bay, San Joaquin Valley, Redding and Barstow, California, and in Reno and Las Vegas, Nevada. The general partner believes that Heritage is the fourth largest retail marketer of propane in the United States, based on retail gallons sold. As of November 5, 2001, Heritage serves over 600,000 customers through approximately 275 customer service locations in 28 states.

         The retail propane distribution business is largely seasonal due to propane's use as a heating source in residential and commercial buildings. Historically, approximately two-thirds of Heritage's retail propane volume and in excess of 80% of Heritage's EBITDA is attributable to sales during the six-month peak-heating season of October through March. Consequently, sales and operating profits are concentrated in the first and second fiscal quarters. Cash flow from operations, however, is generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the six-month peak-heating season.

         A substantial portion of Heritage's propane is used in the heating-sensitive residential and commercial markets causing the temperatures realized in Heritage's areas of operations, particularly during the six-month peak-heating season, to have a significant effect on its financial performance. In any given area, sustained warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use. Heritage therefore uses information on normal temperatures in understanding how temperatures that are colder or warmer than normal affect historical results of operations and in preparing forecasts of future operations, which assumes that normal weather will prevail in each of the regions in which it operates.

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

         Peoples Gas engaged in the sale, distribution and marketing of propane and other related products. Revenues are derived primarily from the retail propane marketing business. Peoples Gas believed that prior to the series of transactions with Atmos, AGL, Piedmont and Predecessor Heritage, it was among the top 25 retail propane marketers nationally and was the largest independent propane distributor in Florida. At the time of the merger of U.S. Propane and Predecessor Heritage, Peoples Gas was serving more than 70,000 residential, commercial and industrial customers located in the Florida peninsula.

         In August 2000, TECO Energy, Inc., Atmos Energy Corporation, Piedmont Natural Gas Company, Inc. and AGL Resources, Inc. contributed each company's propane operations, Peoples Gas, United Cities Propane Gas, Inc. (United Cities), Piedmont Propane Company (Piedmont), and AGL Propane, Inc. (AGL), respectively, to U.S. Propane, L.P. (U.S. Propane) in exchange for equity interests in U.S. Propane. The merger was accounted for as an acquisition using the purchase method of accounting with Peoples Gas being the accounting acquirer.

         In August 2000, U.S. Propane acquired all of the outstanding common stock of Heritage Holdings, Inc., Heritage Propane Partner, L.P.'s general partner, for $120 million. By virtue of Heritage Holdings, Inc.'s general partner and limited partner interests in Heritage Propane Partners, L.P., U.S. Propane gained control of Heritage Propane Partners, L.P. Simultaneously, U.S. Propane transferred its propane operations, consisting of its interest in four separate limited liability companies, AGL Propane, L.L.C., Peoples Gas Company, L.L.C., United Cities Propane Gas, L.L.C. and Retail Propane Company, L.L.C. (former Piedmont operations) to Heritage Propane Partners, L.P. for $181.4 million plus working capital. The $181.4 million was payable $139.5 million in cash, $31.8 million of assumed debt, and the issuance of 372,392 common units of the Heritage Propane Partners, L.P. valued at $7.3 million and a 1.0101% limited partner interest in Heritage Operating, L.P. valued at $2.7 million. An independent committee of the Board of Directors of Heritage Holdings, Inc, approved the purchase price and the exchange price for the common units. Subsequent to August 31, 2000, additional payments of approximately $12.9 million were made for working capital. The exchange price for the common units was $19.73125 per unit under a formula based on the average closing price of Heritage Propane Partners, L.P.'s common units on the New York Stock Exchange for the twenty (20) day period beginning ten (10) days prior to the public announcement of the transaction on June 15, 2000.

ANALYSIS OF HISTORICAL RESULTS OF OPERATIONS - HERITAGE PROPANE PARTNERS, L.P. (FORMERLY PEOPLES GAS)

         The following discussion of the historical financial condition and results of operations of Heritage Propane Partners, L.P., formerly Peoples Gas, should be read in conjunction with the Selected Historical Financial and Operating Data and notes thereto, and the historical financial statements and notes thereto included elsewhere herein. The formation of U.S. Propane and the merger with Predecessor Heritage affect the comparability of the fiscal year ended August 31, 2001 and the eight months ended August 31, 2000, because the volumes and results of operations of fiscal 2001 include a full year of the volumes and results of operations of the propane operations of the combined operations and also the comparability of the results of the eight months ended August 31, 2000 and August 31, 1999, because the volumes and results of operations for the period from August 10, 2000 through August 31, 2000 also include the volumes and results of operations of AGL Propane, United Cities, Piedmont Propane and Predecessor Heritage. The increases in the line items discussed below are a result of these transactions. Amounts discussed below reflect 100% of the results of M-P Energy Partnership during the period from August 9, 2000 through August 31, 2000 and the fiscal year ended August 31, 2001. M-P Energy Partnership is a general partnership in which Heritage owns a 60% interest. Because M-P Energy Partnership is primarily engaged in lower-margin wholesale distribution, its contribution to Heritage's net income is not significant and the minority interest of this partnership is excluded from the EBITDA calculation.

FISCAL YEAR ENDED AUGUST 31, 2001 COMPARED TO THE EIGHT MONTHS ENDED AUGUST 31, 2000

         Volume. Total retail gallons sold in the year ended August 31, 2001 were 330.2 million, an increase of 291.9 million over the 38.3 million gallons sold in the eight months ended August 31, 2000. Predecessor Heritage sold 170.9 million retail gallons in the approximate 11-month period ended August 9, 2000. A return to more normal weather during the peak-heating season plus acquisitions were responsible for the increase.

         Heritage sold approximately 101.6 million wholesale gallons during fiscal 2001 of which 12.7 million were domestic wholesale and 88.9 million were foreign wholesale. In the eight months ended August 31, 2000, Heritage sold 0.6 million domestic wholesale gallons and 6.2 million foreign wholesale gallons. The increase in wholesale gallons is attributable to having a full year of the operations of Predecessor Heritage reported in fiscal 2001, as Peoples Gas did not have any wholesale gallons that were reported in the eight months ended August 31, 2000. As a comparison, Predecessor Heritage sold approximately 82.6 million wholesale gallons in the 11-month period ended August 9, 2000 of which
7.1 million were domestic wholesale and 75.5 million were foreign wholesale.

         Revenues. Total revenues for the fiscal year ended August 31, 2001 were $715.5 million an increase of $652.4 million as compared to $63.1 million in the eight months ended August 31, 2000. Revenues for the propane operations of Predecessor Heritage for the approximate 11-month period ended August 9, 2000 were $242.5 million. Retail revenues for the fiscal year ended August 31, 2001 were $440.5 million as compared to $43.8 million for the eight months ended August 31, 2000, an increase of $396.7 million. Predecessor Heritage reported retail fuel revenues of $178.9 million were in the 11-months ended August 9, 2000. Domestic wholesale revenues were $9.9 million, foreign wholesale revenues were $50.0 million and other revenues were $42.2 for the fiscal year ended August 31, 2001. Heritage also had revenues from its liquids marketing of $172.9 million for fiscal 2001, which began operations in June of 2000. For the eight months ended August 31, 2000, Heritage reported domestic wholesale revenues of $.4 million, foreign wholesale revenues of $3.4 million and revenues from the liquids marketing of $12.3 million. A full year of the combined operations of the propane operations of U.S. Propane, Predecessor Heritage and the additional acquisitions made by Heritage attributed to the increases in the revenues, along with the increase in gallons, due to the return of more normal weather patterns, higher selling prices and the effect of the operations of previous acquisitions in fiscal 2001 as compared to periods reported last year.

         Cost of Products Sold. Total cost of products sold in fiscal 2001 increased $436.5 million to $478.0 million as compared to $41.5 million for the eight months ended August 31, 2000. Of this increase, $160.0 million is the result of the liquids marketing due to the increased related revenues. Retail fuel cost of sales were $238.1 million for the fiscal year ended August 31, 2001, an increase of $212.7 million, as compared to $25.4 million for the eight months ended August 31, 2000. Predecessor Heritage reported total cost of sales of $140.8 million in the 11-month period ended August 9, 2000, of which $95.1 million was for retail fuel cost of sales. Wholesale cost of sales increased $53.4 million of which $44.7 million was related to foreign cost of sales. Other cost of sales increased to $11.4 million as compared to $1.0 million due to a full year of the combined operations of the propane operations of U.S. Propane and Predecessor Heritage coupled with the acquisitions made during fiscal 2001. Fuel cost of sales increased due to the increases in volumes described above and due to the significantly higher wholesale cost of propane for fiscal year ended August 31, 2001 as compared to the eight-month period last year.

         Gross Profit. Total gross profit increased to $237.4 million in fiscal 2001 as compared to $21.6 million for the eight months ended August 31, 2000. This increase is due to the aforementioned increases in volumes and revenues, offset by the increase in product costs. For the fiscal year ended August 31, 2001, retail fuel gross profit was $202.4 million, domestic wholesale was $.8 million, and other gross profit was $30.7 million. Foreign wholesale gross profit was $2.0 million and liquids marketing gross profit was $1.4 million for the fiscal year ended August 31, 2001. As a comparison, for the eleven month period ended August 9, 2000, Predecessor Heritage recorded retail fuel gross profit of $83.8 million, wholesale fuel gross profit of $.6 million, foreign gross profit of $1.5 million and other of $15.8 million, for a total gross profit of $101.7 million.

         Operating Expenses. Operating expenses were $126.8 million for fiscal 2001 as compared to $16.6 million for the eight-month period ended August 31, 2000. The increase of $110.2 million is the result of the additional operating expenses related to a full year of the combined propane operations of U.S. Propane, Predecessor Heritage and the additional acquisitions made by Heritage. Predecessor Heritage reported operating expenses of $55.1 million in the eleven-month period ended August 9, 2000.

         Selling, General and Administrative. Selling, general and administrative expenses were $15.7 million for the fiscal year ended August 31, 2001 as compared to $1.0 million for the eight months ended August 31, 2000. Peoples Gas did not classify any of its operating expenses as selling, general and administrative, so as a comparison Predecessor Heritage had selling, general and administrative, expenses of $6.0 million for the eleven month period ended August 31, 2000. The increase in selling, general and administrative expenses is primarily due to the growth of Heritage resulting from the merger of U.S. Propane and Predecessor Heritage, other acquisitions and the additional executive compensation that relates to this fiscal year's operating performance.

         Depreciation and Amortization. Depreciation and amortization for the fiscal year ended August 31, 2001 was $40.4 million, an increase of $35.7 millions as compared to $4.7 million in the eight months ended August 31, 2000. The increase is primarily attributable to the addition of property, plant and equipment, and intangible assets from the transactions referred to above.

         Operating Income (Loss). Heritage reported net income of $54.4 million in fiscal 2001 as compared to the operating loss of $.7 million for the eight months ended August 31, 2000. Predecessor Heritage reported operating income of $23.5 million for the eleven-month period ended August 9, 2000. The increases in gross profit above, offset by the increases in operating and selling, general and administrative expenses and depreciation and amortization, attributed to the increase in operating income.

         Provision for Income Taxes. Heritage did not report a provision for income taxes for fiscal 2001. Heritage is a limited partnership and as a result, its earnings or loss for federal income tax purposes is included in the tax returns of the individual partners. Provision for income taxes was $.4 million in the eight months ended August 31, 2000, which represents the provision for income taxes incurred prior to the transactions with Predecessor Heritage. Prior to the transaction with Predecessor Heritage, Peoples Gas filed a consolidated federal income tax return with TECO and, based on a tax sharing agreement, included, in its statements of operations, a provision for income taxes calculated on a separate return basis.

         Net Income (Loss). Heritage reported a record net income of $19.7 million, or $1.43 per limited partner unit, for the fiscal year ended August 31, 2001, an increase of $23.5 million over the net loss of $3.8 million for the eight-month period ended August 31, 2000. Predecessor Heritage reported net income of $6.5 million or $0.66 per limited partner unit for the eleven-month period ended August 9, 2000. The increase in net income over the eight-month period ended August 31, 2000 and the eleven-month period ended August 9, 2000, was the result of the increase in operating income described above, plus a nonrecurring gain of $.8 million on the sale of excess property offset by an increase of $33.2 million of interest expense over the interest expense reported in eight months ended August 31, 2000. Interest expense for fiscal 2001 increased due to the increase of debt incurred in the transaction with U.S. Propane.

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

         Revenues. Total revenues for the eight months ended August 31, 2000 were $63.1 million, an increase of $41.3 million as compared to $21.8 million for the eight months ended August 31, 1999. Revenues for the former propane operations of Predecessor Heritage for the period from August 10, 2000 through August 31, 2000 were $36.4 million, of which $11.7 million was due to the liquids marketing activity conducted through Heritage Energy Resources and the remainder related to increased volumes. The increase in revenue is primarily attributable to the transactions referred to above.

         Cost of Products Sold. Total cost of products sold increased $33.0 million to $41.5 million for the eight months ended August 31, 2000. Of this increase, $11.5 million is the result of the liquids marketing activity for the period from August 10, 2000 through August 31, 2000, with the remainder relating to the increased volumes described above.

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

         Provision for Income Taxes. Provision for income taxes decreased $.6 million, to $.4 million for the eight months ended August 31, 2000, as compared to $1.0 million for the eight months ended August 31, 1999. This decrease is a result of the decrease in income before provision for income taxes in the comparable eight-month period of Peoples Gas. Prior to the transaction with Predecessor Heritage, Peoples Gas filed a consolidated federal income tax return with TECO and, based on a tax sharing agreement, included, in its statements of operations, a provision for income taxes calculated on a separate return basis.

         Net Income (Loss). For the eight-month period ended August 31, 2000, Heritage had a net loss of $3.8 million, a decrease of $5.4 million as compared to net income for the eight months ended August 31, 1999 of $1.6 million. This decrease is the result of decreased operating income described above.


FISCAL YEAR ENDED DECEMBER 31, 1999 AS COMPARED TO FISCAL YEAR 1998

         Volume. Peoples Gas sold 33.6 million gallons in fiscal 1999, an increase of 2.7 million gallons, or 9% from the 30.9 million gallons sold in fiscal 1998, primarily as a result of the July 1999 acquisition of Commercial Propane, Inc. The increase in volumes was net of the effects of unseasonably warm weather.

         Revenues. Total revenues for Peoples Gas increased $3.8 million, or 12.6% to $34.0 million from fiscal 1998's total revenues of $30.2 million. The increase is primarily the result of increased volumes associated with the July 1999 acquisition of Commercial Propane, Inc. and the effects of higher cost of fuel.

         Cost of Products Sold. Total cost of product sold increased $2.5 million, or 20.3% to $14.8 million for fiscal 1999 as compared to $12.3 for fiscal 1998. The increase is primarily the result of increased volumes associated with the July 1999 acquisition of Commercial Propane, Inc. and the effects of higher cost of propane that was passed through to customers.

         Operating Expenses. Operating expenses for fiscal 1999 increased $2.1 million, or 18.9% to $13.2 million as compared to $11.1 million in fiscal 1998. This increase is primarily the result of increased costs related to additional marketing efforts and costs related to the July 1999 acquisition of Commercial Propane, Inc.

         Depreciation and Amortization. Depreciation and amortization was $3.1 million for fiscal 1999, a $0.2 million increase over fiscal 1998's $2.9 million. This increase is the result of additional depreciation on maintenance and growth capital expenditures and fixed assets recorded in relation to acquisitions.

         Operating Income. Operating income decreased $1.1 million, or 27.5% to $2.9 million as compared to $4.0 million in fiscal 1998. The increased revenues described above were more than offset by the increases in operating expenses, depreciation and amortization, also described above, which resulted in this decrease.

         Provision for Income Taxes. Provision for income taxes decreased $0.3 million, or 21.4% to $1.1 million as compared to $1.4 million for 1998. This decrease is a result of the decrease in income before provision for income taxes.

         Net Income. Net income for fiscal year 1999 decreased $0.3 million, or 14.3% to $1.8 million as compared to fiscal 1998's net income of $2.1 million. This decrease is the result of decreased operating income being somewhat offset by lower taxes, as discussed above.

ANALYSIS OF HISTORICAL RESULTS OF OPERATIONS - PREDECESSOR HERITAGE

         The following discussion of the historical financial condition and results of operations of Predecessor Heritage should be read in conjunction with the Selected Historical Financial and Operating Data and notes thereto, and the historical financial statements and notes thereto included elsewhere herein.

         The following discussion reflects for the periods indicated the results of operations and operating data for Predecessor Heritage. Most of the increases in the line items discussed below result from the acquisitions made by Predecessor Heritage during the periods discussed. During the approximate 11-month period ended August 9, 2000, Predecessor Heritage completed 11 acquisitions for a total purchase price of $54.9 million. In fiscal 1999, Predecessor Heritage consummated six acquisitions for a total purchase price of $22.7 million. These acquisitions affect the comparability of prior period financial matters, as the volumes are not included in the prior period's results of operations. Amounts discussed below reflect 100% of the results of M-P Energy Partnership, a general partnership in which the Predecessor Heritage owns a 60% interest. Because M-P Energy Partnership is primarily engaged in lower-margin wholesale distribution, its contribution to Predecessor Heritage's net income is not significant and the minority interest of this partnership is excluded from the EBITDA calculation. As a result of the series of transactions between Predecessor Heritage and U.S Propane, the results of Predecessor Heritage are included in the results of Heritage beginning August 10, 2000.

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

         Volume. Predecessor Heritage sold 170.9 million retail gallons during the period ended August 9, 2000, an increase of 11.0 million gallons or 6.9% from the 159.9 million gallons sold in fiscal 1999 primarily as a result of acquisitions. The increases in volumes were net of the effects of one of the warmest winters this century. The pro forma retail gallons for Predecessor Heritage sold through August 31, 2000 were approximately 180.6 million, an increase of 20.7 million gallons or 12.9% as compared to fiscal 1999.

         Predecessor Heritage also sold approximately 82.6 million wholesale gallons during the period ended August 9, 2000, an increase of 1.5 million gallons from fiscal 1999's 81.1 million gallons. The increase in the wholesale volumes was attributable to the net of an increase of 2.2 million gallons in the foreign operations of M-P Energy Partnership and the decline of .7 million gallons in the U.S. wholesale operations.

         Revenues. Total revenues for Predecessor Heritage increased $58.5 million or 31.8% to $242.5 million for the period ended August 9, 2000 as compared to $184.0 million for fiscal 1999. The current period's domestic retail propane revenues increased $41.5 million or 30.2% to $178.9 million versus fiscal 1999's results of $137.4 million, due to increased volumes and higher selling prices. The U.S. wholesale revenues increased slightly in this comparison to $4.3 million as compared to $3.4 million for fiscal 1999, due to higher selling prices. Other revenues increased $1.5 million or 6.6% to $24.1 million as a result of acquisitions and internal growth. Foreign revenues increased $10.2 million for the period ended August 9, 2000, to $30.8 million as compared to $20.6 million for the fiscal year ended August 31, 1999, primarily as a result of higher selling prices and to a lesser degree, increased volume. Sales price per gallon during the period ended August 9, 2000 continued to remain above the previous year's level due to the higher cost of propane, which was passed through to customers, as compared to the same period the previous year. Total revenues included $4.3 million of liquids marketing activity for the period ended August 9, 2000, which Predecessor Heritage did not have the previous fiscal year. The pro forma results for Predecessor Heritage for the period ended August 31, 2000, would reflect total revenues of approximately $271.1 million, an $87.1 million increase or 47.3% as compared to fiscal 1999. This pro forma amount includes $15.9 million of trading revenues, which are new to Predecessor Heritage as of July 1, 2000.

         Cost of Sales. Total cost of sales increased $53.5 million or 61.3% to $140.8 million for the period ended August 9, 2000 as compared to $87.3 million for the fiscal year ended August 31, 1999. This increase is the result of a significant increase in the wholesale propane prices which began increasing during the first fiscal quarter as compared to the low wholesale costs experienced in the fiscal year ended August 31, 1999, the increase in gallons sold and $4.3 million of trading cost of sales which were not in fiscal 1999 cost of sales. Retail fuel cost of sales increased $37.5 million or 65.1% to $95.1 million during the period ended August 9, 2000, as compared to $57.6 million for the fiscal year ended August 31, 1999. Foreign wholesale cost of sales also reflected an increase, going from $19.1 million for the fiscal year ended August 31, 1999 to $29.3 million for the period ended August 9, 2000 due to the impact of the increase in the cost of propane and increased volumes in this area. U. S. wholesale cost of sales increased $.9 million as a result of the higher cost of fuel. Other cost of sales also increased $.7 million due to an increase in other revenues. The pro forma cost of sales for the period ended August 31, 2000, for Predecessor Heritage is approximately $162.8 million, of which $15.8 million represents trading cost of sales that are not in 1999's cost of sales.

         Gross Profit. Total gross profit increased $4.9 million or 5.1% to $101.7 million for the period ended August 9, 2000, as compared to $96.8 million for the fiscal year ended August 31, 1999 due to the increases in volumes sold and revenues discussed above, offset by the increase in product costs. The pro forma gross profit for Predecessor Heritage for the twelve months ended August 31, 2000 is approximately $108.3 million as compared to $96.8 million for the fiscal year ended August 31, 1999, an increase of $11.5 million or 11.9%.

         Operating Expenses. Operating expenses increased $3.9 million or 7.6% to $55.1 million in the period ended August 9, 2000 as compared to $51.2 million in the fiscal year ended August 31, 1999 primarily due to acquisition related operating expenses. Pro forma operating expenses for Predecessor Heritage for the period ended August 31, 2000, were approximately $61.3, a 19.7% increase over fiscal 1999.

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

         Depreciation and Amortization. Depreciation and amortization increased $2.4 million for the period ended August 9, 2000 to $17.1 million as compared to $14.7 million for the same period last year. This increase is primarily the result of additional depreciation and amortization costs on the fixed assets and intangible assets recorded in connection with acquisitions. Pro forma depreciation and amortization for the period ended August 31, 2000 was approximately $19.0 million.

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

         Interest Expense. Interest expense increased $1.8 million or 11.3% to $17.7 million for the period ended August 9, 2000 as compared to $15.9 million for the twelve-month ended August 31, 1999. The increase was primarily due to borrowings related to acquisitions and to a lesser extent, increased borrowings as a result of higher product costs. Interest expense for the pro forma twelve month period ended August 31, 2000, was approximately $19.5 million, a $3.6 million increase over fiscal 1999's interest expense.

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

         b) growth capital, mainly for customer tanks, expended will be financed by the revolving acquisition line of credit; and

         c) acquisition capital expenditures will be financed by the revolving acquisition line of credit; other lines of credit, long-term debt, the issuance of additional common units or a combination thereof.

         Cash Flows

         Operating Activities. Cash provided by operating activities for fiscal year ended August 31, 2001 was $28.1 million as compared to cash provided by operating activities of $14.5 million for the eight months ended August 31, 2000. The net cash provided from operations of $28.1 million for the fiscal year ended August 31, 2001 consisted of net income of $19.7 million and noncash charges of $44.1 million, principally depreciation and amortization offset by the increase in working capital items of $35.7 million. Working capital items have increased in fiscal 2001 over the eight-month period ended August 31, 2000 as Heritage has secured more inventory and inventory positions for the coming fiscal year than it had at the same time last year.

         Investing Activities. Heritage has completed 10 acquisitions during the fiscal year ended August 31, 2001 investing $94.9 million, net of cash received, to purchase propane companies. This capital expenditure amount is reflected in the cash used in investing activities of $122.3 million along with $23.8 million invested for maintenance needed to sustain operations at current levels and customer tanks to support growth of operations and $6.2 million on the investment in marketable securities, offset by proceeds of $2.6 million from the sale of excess assets.

         Financing Activities. Cash provided by financing activities of $95.0 million during the fiscal year ended August 31, 2001, was primarily from the net proceeds of $66.0 million from the issuance of 2.5 million of common units in an equity offering on July 31, 2001 and the increase in long term debt of $61 million, offset by $31.5 million of cash distributions paid to unitholders and the general partner. The proceeds were used to repay the outstanding indebtedness under the Acquisition Facility, substantially all of which was incurred in the acquisition of ProFlame, with the balance used for general partnership purposes, including additional acquisitions and repayment of debt. On May 24, 2001, Heritage issued an additional $70 million (Series G through I) of the fixed rate senior secured notes. Heritage used the net proceeds from the notes to repay the balance then outstanding under the senior revolving acquisition facility and to reduce other debt (See "Description of Indebtedness" below).

         Financing and Sources of Liquidity

         Heritage has a Bank Credit Facility, which includes a Working Capital Facility, a revolving credit facility providing for up to $65.0 million of borrowings to be used for working capital and other general partnership purposes, and an Acquisition Facility, a revolving credit facility providing for up to $50.0 million of borrowings to be used for acquisitions and improvements. On July 16, 2001, the Working Capital Facilities was amended to extend its expiration date from June 30, 2002 to June 30, 2004 and the Acquisition Facility was amended to extend its initial expiration date from December 31, 2001 to December 31, 2003, at which time the facility will convert to a term loan payable in quarterly installments with a final maturity of June 30, 2006. See
Note 4 - Working Capital Facility and Long-Term Debt of the Consolidated Financial Statements starting on Page F-1 of this report.

         Heritage uses its cash provided by operating and financing activities to provide distributions to unitholders and to fund acquisition, maintenance and growth capital expenditures. Acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and intangibles associated with such acquired businesses, were $94.9 million for the fiscal year ended August 31, 2001 as compared to Predecessor Heritage's $46.8 million for the period ended August 9, 2000, $17.9 million for fiscal year 1999 and $23.3 million during fiscal 1998. In addition to the $94.9 million of cash expended for acquisitions during fiscal 2001, $6.0 million of common units and $10.0 million for notes payable on non-compete agreements were issued in connection with certain acquisitions. In comparison, in addition to the $46.8 million of cash expended for acquisitions during the period ended August 9, 2000, $4.1 million of common units and $3.6 million for notes payable on non-compete agreements were issued in connection with certain acquisitions. In addition to the $17.9 million of cash expended for acquisitions during fiscal 1999 for Predecessor Heritage, $.5 million of common units and $3.3 million for notes payable on non-compete agreements were issued in connection with certain acquisitions.

         Under the partnership agreement, Heritage will distribute to its partners, 45 days after the end of each fiscal quarter, an amount equal to all of its Available Cash for such quarter. Available cash generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves established by the general partner in its reasonable discretion that is necessary or appropriate to provide for future cash requirements. Heritage's commitment to its unitholders is to distribute the increase in its cash flow while maintaining prudent reserves for the Partnership's operations. Heritage raised the quarterly distribution $0.0125 per unit each quarter during fiscal 2001 from the $0.575 distribution paid on October 16, 2000 for the fourth quarter ended August 31, 2000, to the current level of $0.625 per unit (or $2.50 annually) for the fourth quarter ended August 31, 2001, the fifth consecutive increase. The decision to increase the quarterly distribution resulted from a review of Heritage's and Predecessor Heritage's past financial performance and current projections for available cash due to the merger between U.S. Propane and Heritage. The current distribution level includes incentive distributions payable to the general partner to the extent the quarterly distribution exceeds $.55 per unit ($2.20 annually).

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

DESCRIPTION OF INDEBTEDNESS

         Predecessor Heritage assumed $120 million principal amount of 8.55% Senior Secured Notes (the "Notes") at the formation of the Partnership in a private placement with institutional investors. Interest is payable semi-annually in arrears on each December 31 and June 30. The Notes have a final maturity of June 30, 2011, with ten equal mandatory repayments of principal beginning on June 30, 2002.

         On November 19, 1997, Predecessor Heritage entered into a Note Purchase Agreement ("Medium Term Note Program") that provides for the issuance of up to $100 million of senior secured promissory notes if certain conditions are met. An initial placement of $32 million (Series A and B) at an average interest rate of 7.23% with an average 10-year maturity was completed at the closing of the Medium Term Note Program. Interest is payable semi-annually in arrears on each November 19 and May 19. An additional placement of $15 million (Series C, D and
E) at an average interest rate of 6.59% with an average 12-year maturity was completed in March 1998. Interest is payable on Series C, D and E semi-annually in arrears on each September 13 and March 13. The proceeds of the placements were used to refinance amounts outstanding under the Acquisition Facility. No future placements are permitted under the unused portion of the Medium Term Note Program.

         On August 10, 2000, Heritage entered into a Note Purchase Agreement ("Senior Secured Promissory Notes") that provides for the issuance of up to $250 million of fixed rate senior secured promissory notes if certain conditions are met. An initial placement of $180 million (Series A through F) at an average rate of 8.66% with an average 13-year maturity was completed in conjunction with the merger with U.S. Propane. Interest is payable quarterly commencing November 15, 2000. The proceeds were used to finance the transaction with U.S. Propane and retire a portion of existing debt. On May 24, 2001, Heritage issued an additional $70 million (Series G through I) of the fixed rate senior secured notes. The Senior Secured Promissory Notes were sold to a group of institutional lenders and have 7-, 12- and 15-year maturities with an average coupon rate of 7.66%. Heritage used the net proceeds from the Senior Secured Promissory Notes to repay the balance outstanding under the Acquisition Facility and to reduce other debt. Interest is payable quarterly commencing August 15, 2001.

         The Note Agreements for each of the Notes, Medium Term Note Program, Senior Secured Promissory Notes and Bank Credit Facility contain customary restrictive covenants applicable to the Operating Partnership including limitations on the level of additional indebtedness, creation of liens and sale of assets. In addition, the Operating Partnership must maintain certain ratios of Consolidated Funded Indebtedness to Consolidated EBITDA and Consolidated EBITDA to Consolidated Interest Expense. These Agreements also provide that the Operating Partnership may declare, make or incur a liability to make a restricted payment during each fiscal quarter, if: (a) the amount of such restricted payment, together with all other restricted payments during such quarter, do not exceed Available Cash with respect to the immediately preceding quarter; and (b) no default or event of default exists before such restricted Payment and after giving effect thereto. The Agreements provide that Cash is required to reflect a reserve equal to 50% of the interest to be paid on the notes. In addition, in the third, second and first quarters preceding a quarter in which a scheduled principal payment is to be made on the notes, Available Cash is required to reflect a reserve equal to 25%, 50% and 75%, respectively, of the principal amount to be repaid on such payment dates.

         The Operating Partnership is in compliance with all requirements, tests, limitations and covenants related to the Notes, Medium Term Note Program, Senior Secured Promissory Notes and Bank Credit Facility.


ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Heritage has very little cash flow exposure due to rate changes for long-term debt obligations. Heritage primarily enters debt obligations to support general corporate purposes including capital expenditures and working capital needs. Heritages long-term debt instruments are typically issued at fixed interest rates. When these debt obligations mature, Heritage may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.

         Commodity price risk arises from the risk of price changes in the propane inventory that Heritage buys and sells. The market price of propane is often subject to volatile changes as a result of supply or other market conditions over which Heritage will have no control. In the past, price changes have generally been passed along to Heritage's and Predecessor Heritage's customers to maintain gross margins, mitigating the commodity price risk. In order to help ensure adequate supply sources are available to Heritage during periods of high demand, Heritage at times will purchase significant volumes of propane during periods of low demand, which generally occur during the summer months, at the then current market price, for storage both at its service centers and in major storage facilities and for future delivery.

         Heritage also attempts to minimize the effects of market price fluctuations for its propane supply by entering into certain financial contracts. In order to manage a portion of its propane price market risk, Heritage uses contracts for the forward purchase of propane, propane fixed-price supply agreements, and derivative commodity instruments such as price swap and option contracts. The swap instruments are a contractual agreement to exchange obligations of money between the buyer and seller of the instruments as propane volumes during the pricing period are purchased. The swaps are tied to a fixed price bid by the buyer and a floating price determination for the seller based on certain indices at the end of the relevant trading period. Heritage enters into these swap instruments to hedge the projected propane volumes to be purchased during each of the one-month periods during the projected heating season.

         At August 31, 2001, Heritage had outstanding propane hedges (swap agreements) for a total of 33.4 million gallons of propane at a weighted average price of $.5575 per gallon. The fair value of the swap agreement is the amount at which they could be settled, based on estimated market prices. At August 31, 2001, Heritage would have had to pay approximately $4.6 million to terminate the swap agreements then in place, which was recorded as accrued and other liabilities on the balance sheet through other comprehensive income. Also at August 31, 2001, Heritage had outstanding options to purchase 14.7 million gallons of propane during December 2001 and January 2002 at a weighted average price of $.48 per gallon. The fair value of $.2 million of the option contracts was recorded as current assets on the balance sheet. Heritage continues to monitor propane prices and may enter into additional propane hedges in the future. Inherent in the portfolio from the liquids marketing activities of the Partnership is certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counter parties to a contract. Heritage takes an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Heritage monitors market risk through a variety of techniques, including routine reporting to senior management. Heritage attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures.

LIQUIDS MARKETING

         Heritage buys and sells financial instruments for its own account through its wholly owned subsidiary, Heritage Energy Resources ("Resources"). Financial instruments utilized in connection with the liquids marketing activity are accounted for using the mark-to-market method. Under the mark-to-market method of accounting, forwards, swaps, options and storage contracts are reflected at fair value, and are shown in the consolidated balance sheet as assets and liabilities from liquids marketing activities. Unrealized gains and losses from the financial contracts and the impact of price movements are recognized in the income statement, as other income (expense). Changes in the assets and liabilities from the liquids marketing activities result primarily from changes in the market prices, newly originated transactions and the timing of settlement related to the receipt of cash for certain contracts. Resources attempts to balance its contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on assessment of anticipated market movements.

Notional Amounts and Terms -

         The notional amounts and terms of these financial instruments as of August 31, 2001 include fixed price payor for 2,130,000 barrels of propane and butane and fixed price receiver of 1,820,000 barrels of propane and butane. Notional amounts reflect the volume of the transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure Heritage's exposure to market or credit risks.

Fair Value -

         The fair value of the financial instruments related to liquids marketing activities as of August 31, 2001, was assets of $6.5 million and liabilities of $7.1 million related to propane and butane. The unrealized loss related to liquids marketing activities for the fiscal year ended August 31, 2001, was $665 and is recorded through the income statement as other expense. The liquids marketing also had entered an option contract, which the counter party has the option to purchase 6.3 million gallons of propane from October 1, 2001 through December 31, 2001 at $.62 per gallon.

         The market prices used to value these transactions reflect management's best estimate considering various factors including closing average spot prices for the current and outer months plus a differential to consider time value and storage costs.

SENSITIVITY ANALYSIS

         A theoretical change of 10 percent in the underlying commodity value of the liquids marketing contracts would not have a significant impact in the Partnership's financial position as there were approximately 1.3 million gallons of net unbalanced positions at August 31, 2001. Similarly, a theoretical change of 10 percent in the underlying commodity values of the hedge instruments would not have a significant impact, as a change in their fair value would be equally offset by a change in value of the hedged item.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Financial statements set forth on pages F-1 to F-36 of this Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


PARTNERSHIP MANAGEMENT

         The Board of Directors of the general partner appoints members of the Board to serve on the Independent Committee with the authority to review specific matters to which the Board of Directors believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the general partner is fair and reasonable to the Partnership. Any matters approved by the Independent Committee will be conclusively deemed to be fair and reasonable to the Partnership, approved by all partners of the Partnership and not a breach by the general partner or its Board of Directors of any duties they may owe the Partnership or the unitholders. Bill W. Byrne, Stephen L. Cropper and J. Charles Sawyer were appointed to serve as the members of the Independent Committee in September 2000 and reappointed in October of 2001.

         In April 2000, in order to avoid and resolve any potential conflict of interest between the shareholders of the general partner and the Partnership and it's unitholders in conjunction with the transactions with U.S. Propane, the Board of Directors of the general partner appointed independent directors J.T. Atkins and Stephen L. Cropper to serve as members of the Special Committee. The Special Committee was granted the authority to evaluate and negotiate the transactions with U.S. Propane on behalf of the Partnership, to retain independent counsel and other advisors for the purpose of receiving a fairness opinion and to recommend to the Board of Directors whether the transactions should be completed and the terms thereof.

         The Board of Directors of the general partner has appointed persons who are neither officers nor employees of the Partnership or any affiliates of the Partnership to serve on its Audit Committee. The Audit Committee has the authority and responsibility to review external financial reporting of the Partnership, to engage the Partnership's independent accountants and to review the Partnership's procedures for internal auditing and the adequacy of the Partnership's internal accounting controls. Any matters approved by the Audit Committee will be conclusively deemed to be fair and reasonable to the Partnership, approved by all partners of the Partnership and not a breach by the general partner or its Board of Directors of any duties they may owe the Partnership or the unitholders. In September 2000, Bill W. Byrne, Stephen L. Cropper and J. Charles Sawyer were appointed to serve as member of the Audit Committee. The same individuals were reappointed in October of 2001.

         Eight of the thirteen directors are filled by the appointment of two designees of each of the four joint venture members of U.S. Propane: TECO; AGL Resources; Piedmont Natural Gas; and Atmos pursuant to an agreement amount the joint venture members. In addition, Mr. Bertelsmeyer's employment agreement specifies that he serve as Chairman of the Board.

         The Partnership does not directly employ any of the persons responsible for managing or operating the Partnership. At August 31, 2001, the general partner employed 2,340 full time individuals.

DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

         The following table sets forth certain information with respect to the executive officers and members of the Board of Directors of the general partner. Executive officers and directors are elected for one-year terms.

Name                          Age             Position with General Partner
----                          ---             -----------------------------

H. Michael Krimbill(1)         47      President and Chief Executive Officer, and Director

James E. Bertelsmeyer          59      Chairman of the Board and Director

R. C. Mills                    64      Executive Vice President and Chief Operating Officer

Larry J. Dagley(3)             53      Vice President, Chief Financial Officer, Secretary & Treasurer

Bradley K. Atkinson            46      Vice President of Corporate Development

Mark A. Darr(4)                41      Vice President - Southern Operations

Thomas H. Rose(4)              57      Vice President - Northern Operations

Curtis L. Weishahn(4)          48      Vice President - Western Operations

Bill W. Byrne                  71      Director of the General Partner

J. Charles Sawyer              64      Director of the General Partner

Stephen L. Cropper(2)          51      Director of the General Partner

J. Patrick Reddy(1)            49      Director of the General Partner

Tom S. Hawkins, Jr.(5)         45      Director of the General Partner

Royston K. Eustace(1)          60      Director of the General Partner

William N. Cantrell(1)         49      Director of the General Partner

Ware F. Schiefer(1)            64      Director of the General Partner

Clayton H. Preble(1)           54      Director of the General Partner

David J. Dzuricky(1)           50      Director of the General Partner

Paul Shlanta(5)                44      Director of the General Partner

J.D. Woodward(6)               52      Director of the General Partner

Richard T. O'Brien(6)          47      Director of the General Partner

(1)  Elected to the Board of Directors August 2000.

(2)  Elected to the Board of Directors April 2000.

(3)  Elected Vice President and Chief Financial Officer August 2000.

(4)  Elected an Executive Officer July 2000.

(5)  Elected to the Board of Directors August 2000 and resigned October 2001.

(6)  Elected to the Board of Directors October 2001.

         H. Michael Krimbill. Mr. Krimbill was Treasurer of a publicly traded, fully integrated oil company prior to joining Heritage as Vice President and Chief Financial Officer in 1990. Mr. Krimbill was promoted to President of Heritage in April 1999 and to Chief Executive Officer in March 2000. Mr. Krimbill is a director of the National Propane Gas Association, (the "Association").

         James E. Bertelsmeyer. Mr. Bertelsmeyer has over 25 years of experience in the propane industry, including six years as President of Buckeye Gas Products Company, at the time the nation's largest retail propane marketer. Mr. Bertelsmeyer served as Chief Executive Officer of Heritage since its formation until the election of H. Michael Krimbill in March 2000. Mr. Bertelsmeyer began his career with Conoco Inc. where he spent ten years in positions of increasing responsibility in the pipeline and gas products departments. Mr. Bertelsmeyer has been a director of the Association for the past 25 years, and is a former president of the Association.

         R. C. Mills. Mr. Mills has over 40 years of experience in the propane industry. Mr. Mills joined Heritage in 1991 as Executive Vice President and Chief Operating Officer. Before coming to Heritage, Mr. Mills spent 25 years with Texgas Corporation and its successor, Suburban Propane, Inc. At the time he left Suburban in 1991, Mr. Mills was Vice President of Supply and Wholesale.

         Larry J. Dagley. Mr. Dagley became Heritage's Vice President and Chief Financial Officer in August 2000, following with transaction with U.S. Propane. Prior to joining Heritage, Mr. Dagley was Chief Operating Officer of U.S. Propane, LLC for approximately three months during its transition in the transaction between U.S. Propane and Heritage. Prior to that time, Mr. Dagley served as Executive Vice President and Chief Financial Officer of Atmos Energy Corporation, a Dallas-based gas distribution company from May 1998 until April 2000 and Senior Vice President and Chief Financial Officer of Pacific Enterprises, a California-based holding company whose primary subsidiary is Southern California Gas Company from August 1995 until April 1997; and Senior Vice President and Chief Financial Officer for Transco Energy Company, a Houston-based natural gas pipeline company; and as Audit Partner with Arthur Andersen & Co., where he supervised audit and financial consulting engagements in the energy industry.

         Bradley K. Atkinson. Mr. Atkinson joined Heritage on April 16, 1998 as Vice President Administration. Prior to joining Heritage, Mr. Atkinson spent twelve years with MAPCO/Thermogas, eight of which were spent in the acquisitions and business development of Thermogas. Mr. Atkinson was promoted to Vice President of Corporate Development in August 2000.

         Mark A. Darr. Mr. Darr has 17 years in the propane industry. Mr. Darr joined Heritage in 1991 and has held various positions including District Manager and Vice President and Regional Manager before his election to Vice President - Southern Operations, in July 2000. Prior to joining Heritage, Mr. Darr held various positions with Texgas Corporation, and its successor, Suburban Propane. He is currently serving as President of the Florida Propane Gas Association and is the Florida Director of the National Propane Gas Association.

         Thomas H. Rose. Mr. Rose has 26 years of experience in the propane industry. Mr. Rose joined Heritage in November 1994 as Vice President and Regional Manager. Prior to joining Heritage, Mr. Rose held Regional Manager positions with Texgas Corporation, its successor, Suburban Propane, and later Vision Energy of Florida. Mr. Rose was appointed Vice President - Northern Operations in July 2000.

         Curtis L. Weishahn. Mr. Weishahn has 24 years experience in the propane industry. Mr. Weishahn joined Heritage in 1995 as Vice President and Regional Manager and was elected Vice President - Western Operations in July 2000. Prior to joining Heritage, Mr. Weishahn owned his own propane business, which was acquired by Heritage. Prior to that time, Mr. Weishahn spent twelve years with Amerigas/CalGas where, at the time of departing, he was Director of Marketing/Strategic Development for the Western United States.

         Bill W. Byrne. Mr. Byrne is the principal of Byrne & Associates, LLC, a gas liquids consulting group based in Tulsa, Oklahoma, and has held that position since 1992. Prior to that time, he served as Vice President of Warren Petroleum Company, the gas liquids division of Chevron Corporation, from 1982-1992. Mr. Byrne has served as a director of Heritage since 1992 and is Chairman of the Audit Committee. Mr. Byrne is a former president and director of the Association.

         J. Charles Sawyer. Mr. Sawyer is the President and Chief Executive Officer of Computer Energy, Inc., a provider of software of the propane industry, and has held that position since 1984. Mr. Sawyer was Chief Executive Officer of Sawyer Gas Co., a regional propane distributor, until it was purchased by Heritage in 1991. Mr. Sawyer has served as a director of Heritage since 1991 and is a member of the Audit Committee. Mr. Sawyer is a former president and director of the Association.

         Stephen L. Cropper. Mr. Cropper spent 25 years with The Williams Companies before retiring in 1998. From January 1996 until the time of his retirement in December 1998, Mr. Cropper was President and Chief Executive Officer of Williams Energy Services. Mr. Cropper has served as a director of Heritage since April 2000 and is a member of the both the Independent and the Audit Committee.

         J. Patrick Reddy. Mr. Reddy is the Senior Vice President and Chief Financial Officer of Atmos Energy Corporation ("Atmos") and has held that position since October 2000. Prior to being named to that position, Mr. Reddy served as Atmos' Senior Vice President, Chief Financial Officer and Treasurer from April 2000 to September 2000, and prior to that time he served as Atmos' Vice President and Treasurer from December 1998 to April 2000.

Prior to joining Atmos in August 1998 as Vice President, Corporate Development, Mr. Reddy held a number of management positions with Pacific Enterprises, Inc. for 18 years, including Vice President, Planning & Advisory Services from 1995 to August 1998. Mr. Reddy has served as a director of Heritage since August 2000 and is a member of the Compensation Committee.

         Tom S. Hawkins, Jr. Mr. Hawkins is the President of Energas Company, a division of Atmos Energy Corporation, and has held that position since November 2000. Prior to being named to that position, he was Vice President - Planning of Atmos Energy Corporation from September 1997 through November 2000, and prior to that time he served as the Vice President - Finance of United Cities Gas Company from June 1995 through September 1997. Mr. Hawkins served as a director of Heritage from August 2000 to October 2001.

         Royston K. Eustace. Mr. Eustace is the Senior Vice President of Business Development for TECO Energy, Inc. ("TECO") and has held that position since 1998. Mr. Eustace is also the President of TECO Coalbed Methane and TECO Oil & Gas and has held those positions since 1991 and 1995, respectively. Mr. Eustace joined TECO in 1987 as its Vice President of Strategic Planning and Business Development. Mr. Eustace has served as a director of Heritage since August 2000.

         William N. Cantrell. Mr. Cantrell is the President of Peoples Gas System, a gas distribution company. He has held that position since June 1997. Mr. Cantrell is also the President of TECO Solutions, an energy services company providing services primarily in Florida. Peoples Gas System and TECO Solutions are subsidiaries of TECO Energy, where Mr. Cantrell has been employed since 1975. Mr. Cantrell has served as a director of Heritage since August 2000.

         Ware F. Schiefer. Mr. Schiefer is the President and Chief Executive Officer of Piedmont Natural Gas Company, Inc. ("Piedmont") and has held that position since February 2000. Mr. Schiefer is also a director of Piedmont. From February 1999 to February 2000, he served as Piedmont's Chief Operating Officer. From 1995 to 1999, Mr. Schiefer served as Executive Vice President, and prior to that time her served as Piedmont's Vice President - Marketing and Gas Supply. Mr. Schiefer has served as a director of Heritage since August 2000.

         Clayton H. Preble. Mr. Preble is the Senior Vice President of AGL Resources, Inc. ("AGL") since and has held that position since June 1999. Prior to being named to that position, Mr. Preble served as the Senior Vice President
- Direct Marketing of SouthStar Energy Services, L.L.C. and as the President of The Energy Spring, Inc., both affiliates of AGL. Mr. Preble joined AGL in 1970 and served in various executive capacities prior to these positions. Mr. Preble has served as a director of Heritage since August 2000.

         David J. Dzuricky. Mr. Dzuricky is the Senior Vice President and Chief Financial Officer of Piedmont Natural Gas Company and has served in that capacity since May 1995. Prior to being named to that position, Mr. Dzuricky held a variety of executive officer positions with Consolidated Natural Gas Company during the period from 1982 to 1995. Mr. Dzuricky has served as a Director of Heritage since August 2000.

         Paul Shlanta. Mr. Shlanta is Senior Vice President and General Counsel of AGL Resources, Inc., and has held that position since September 1998. Prior to being named to that position, he was a partner in the law firm of Rowe, Fultz & Martin, P.C. in Atlanta, Georgia. Mr. Shlanta also serves as a director of SouthStar Energy Services, L.L.C. Mr. Shlanta served as a director of Heritage from August 2000 to October 2001.

         J.D. Woodward. Mr. Woodward is Senior Vice President of Non Utility Operations Atmos Energy and has held that position since April 2000. Prior to being named to that position, he was President of Woodward Marketing, in Houston Texas from 1986-1995. Mr. Woodward was named a director of Heritage October 2001.

         Richard T. O'Brien. Mr. O'Brien is Senior Vice President and Chief Financial Officer of AGL Resources, Inc. and has held that position since May 2001. Prior to being named to that position, he was Vice President of Mirant (formerly Southern Energy) and President of Mirant Capital Management, LLC from March 2000 to April 2001 in Atlanta, Georgia and held various executive positions with PacifiCorp in Portland, Oregon during the period of 1983 to 2000. Mr. O'Brien was named a director of Heritage October 2001.

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

         The general partner has a 1.9899% general partner interest in the combined operations of the Partnership and the Operating Partnership.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES AND EXCHANGE ACT

         Section 16(a) of the Securities and Exchange Act of 1934 requires the general partner's officers and directors, and persons who own more than 10% of a registered class of the Partnership's equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% unitholders are required by SEC regulations to furnish the general partner with copies of all Section 16(a) forms.

         Based solely on its review of the copies of such forms received by the general partner, or written representations from certain reporting persons that no Form 5's were required for those persons, the general partner believes that during fiscal year ending August 31, 2001, all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were met in a timely manner other than one late Form 4 filing for Bradley K. Atkinson.


ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth the annual salary, bonus and all other compensation awards and payouts for each of the past three fiscal years earned by: (i) all persons serving as the general partner's Chief Executive Officer during fiscal year 2001; (ii) the four next highly compensated executive officers other than the Chief Executive Officer, who served as executive officers of the general partner during the 2001 fiscal year; and (iii) any persons who would have been reported had they been an executive officer of the general partner at the end of the 2001 fiscal year.

                                                                          Other Annual        All Other
                                                                          Compensation      Compensation
Name and Principal Position      Year          Salary       Bonus             (1)               (2)
---------------------------      ----          ------       -----         ------------      ------------

James E. Bertelsmeyer            2001       $  193,500    $       --        $    400         $       --
   Chairman of the Board         2000          387,297            --             695            129,306
                                 1999          356,150            --           1,078                 --

H. Michael Krimbill              2001       $  350,000    $  280,000        $    242         $       --
   President and Chief           2000          251,678            --             193            214,838
   Executive Officer             1999          211,255            --             267                 --

R. C. Mills                      2001       $  335,000    $  280,000        $  1,066         $       --
   Executive Vice President      2000          244,732            --             822            129,306
   and Chief Operating Officer   1999          234,770            --           1,257                 --

Larry J. Dagley                  2001       $  325,000    $  280,000        $    372         $       --
   Vice President and            2000               --            --              --                 --
   Chief Financial Officer       1999               --            --              --                 --

Bradley K. Atkinson              2001       $  200,000    $  280,000        $    145         $       --
   Vice President -              2000          134,836       125,000              72            131,718
   Corporate Development         1999          128,910            --             125                 --

(1)  Consists of life insurance premiums.

(2) Consists of the value of common units issued pursuant to the vesting rights of the Restricted Unit Plan.

EMPLOYMENT AGREEMENTS

         The general partner has entered into employment agreements (the "Employment Agreements") with Messrs. Bertelsmeyer, Krimbill, Mills, Dagley, Atkinson, Weishahn, Rose and M. Darr. The summary of such Employment Agreements contained herein does not purport to be complete and is qualified in its entirety by reference to the Employment Agreements, which have been filed previously as exhibits.

         The Employment Agreement for Mr. Bertelsmeyer has an initial term of two years starting August 2000. The Employment Agreements for Messrs. Krimbill, Mills, Dagley, Atkinson, Weishahn, Rose and M. Darr (each an "Executive") have an initial term of three years starting August 2000. However, for each Executive with the three year Employment Agreement, beginning on the second anniversary of the effective date and on each day thereafter the expiration date shall be automatically extended one additional day unless either party (i) shall give written notice to the other that the Term shall cease to be so extended beginning immediately after the date of such notice or (ii) shall give a Notice of Termination to the other by delivering notice to the Chairman of the Board, or in the event of the Executive's death. The Employment Agreements provide for an annual base salary of $193,500, $350,000, $335,000, $325,000, $200,000,
$150,000, $135,000 and $135,000 ("Base Salary") for each of Messrs.
Bertelsmeyer, Krimbill, Mills, Dagley, Atkinson, Weishahn, Rose and M. Darr, respectively. The Board shall review the Base Salary at least annually and may adjust the amount of the Base Salary at any time, as the Board may deem appropriate in its sole discretion; provided, however, that in no event may the Base Salary be decreased below the above stated amount without the prior written consent of the employee. The Employment Agreements provide the Executives to participate in bonus and incentive plans. The Employment Agreements also provide for the Executive and, where applicable, the Executive's dependents, to have the right to participate in benefit plans made available to other executives of Heritage including the Restricted Unit Plan and the Long-Term Incentive Plan described below.

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

RESTRICTED UNIT PLAN

         The general partner has adopted the Amended and Restated Restricted Unit Plan dated August 10, 2000 (the "Restricted Unit Plan"), previously filed as an exhibit, for certain directors and key employees of the general partner and its affiliates. The Restricted Unit Plan covers rights to acquire 146,000 common units. The right to acquire the common units under the Restricted Unit Plan, including any forfeiture or lapse of rights are available for grant to key employees on such terms and conditions (including vesting conditions) as the Compensation Committee of the general partner shall determine. Each director shall automatically receive a Director's grant with respect to 500 common units on each September 1 that such person continues as a director. Newly elected directors are also entitled to receive a grant with respect to 2,000 common units upon election or appointment to the Board.

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

         The Board of Directors, in its discretion may terminate the Restricted Unit Plan at any time with respect to any common units for which a grant has not therefore been made. The Board will also have the right to alter or amend the Restricted Unit Plan or any part thereof from time to time; provided, however, that no change in any Restricted Unit may be made that would impair the rights of the participant without the consent of such participant; and provide further, that, during the Subordination Period, without the approval of a majority of the unitholders no amendment or alteration will be made that would (i) increase the total number of units available for awards under the Restricted Unit Plan; (ii) change the class of individuals eligible to receive restricted unit awards;
(iii) extend the maximum period which Restricted Units may be granted under the Restricted Unit Plan; or (iv) materially increase the cost of the Restricted Unit Plan.

         The issuance of the common units pursuant to the Restricted Unit Plan is intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation in respect of the common units. Therefore, no consideration will be payable by the plan participants upon vesting and issuance of the common units. As of August 31, 2001, 34,050 restricted units granted to non-employee directors and key employees were outstanding. Compensation expense of $.3 million and $.5 million was recognized for fiscal year 2001 and the eight months ended August 31, 2000, respectively. See Note 6 of the Consolidated Financial Statements, which begin on page F-1 of this Report. Compensation expense of $.3 million was recognized in Predecessor Heritage's financial statements for the period ended August 9, 2000 and $.4 million and $.2 million for fiscal years 1999 and 1998, respectively. See Note 5 of Predecessor Heritage's Consolidated Financial Statements that begin on page F-26 of this Report.

         The following table sets forth the number of grants awarded in the last fiscal year that may result in the issuance of common units under the Restricted Unit Plan to persons serving as executive officers of the Company:

                        Number of             Performance or
                    Shares, Units or        Other Period Until       Threshold      Target      Maximum
Name                 Other Rights(#)       Maturation or Payout         (#)           (#)         (#)
----                ----------------       --------------------      ---------      ------      -------

Larry J. Dagley          15,000(1)                  (1)                15,000       15,000       15,000

(1) In accordance with the change in control provision of the Restricted Unit Plan, this grant specifies the terms and conditions for the participant to become vested in the units. Unless earlier terminated, the rights to acquire the phantom units granted October 2000, will vest on the later of the third anniversary of this grant.

LONG-TERM INCENTIVE PLAN

         Effective September 1, 2000, Heritage adopted a long-term incentive plan whereby units will be awarded based on achieving certain targeted levels of Distributed Cash per unit to the Executive Officers and other employees at their discretion. Awards under the program will be made starting in 2003 based upon the average of the prior there years Distributed Cash per unit. A minimum of 250,000 units and a maximum of 500,000 units will be awarded if the targeted levels are achieved. Compensation expense of $.8 million was recognized for the fiscal year 2001.

COMPENSATION OF DIRECTORS

         The Partnership currently pays no additional remuneration to its employees for serving as directors of the general partner. Under the Restricted Unit Plan, directors other than directors who are employees of Heritage Holdings, Inc., Atmos, AGL, TECO and Piedmont, or their affiliates, will be awarded 500 of these restricted units annually, and newly elected directors receive an initial award of 2,000 restricted units. The general partner will pay each of its non-employee and nonaffiliated directors $10,000 annually, plus $1,000 per board meeting attended and $500 per committee meeting attended. All expenses associated with compensation of directors will be reimbursed to the general partner by Heritage.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors of the general partner determines compensation of the executive officers of Heritage. Royston
K. Eustace, Bill W. Byrne and J. Charles Sawyer served as members of the Compensation Committee.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of November 2, 2001, regarding the beneficial ownership by certain beneficial owners, all directors and named executive officers of the general partner and Heritage, each of the named executive officers and all directors and executive officers of the general partner as a group, of (i) the common and Subordinated units of Heritage Propane Partners, L.P., and (ii) the common stock of the general partner. The general partner knows of no other person beneficially owning more than 5% of the common units.

HERITAGE PROPANE PARTNERS, L.P. UNITS

                                      Name and Address(1)           Beneficially       Percent of
Title of Class                        of Beneficial Owner             Owned(2)            Class
--------------                  ------------------------------      ------------       ----------

Common Units                    James E. Bertelsmeyer(3)              153,351            1.08%
                                H. Michael Krimbill(3)                111,000               *
                                R.C. Mills(3)                         103,000               *
                                Larry J. Dagley                         6,000               *
                                Bradley K. Atkinson                    13,600               *
                                Bill W. Byrne                          77,657               *
                                J. Charles Sawyer                      68,157               *
                                Stephen L. Cropper                      5,000               *
                                J. Patrick Reddy                           --               *
                                Tom S. Hawkins, Jr.(4)                     --               *
                                Royston K. Eustace                         --               *
                                William N. Cantrell                        --               *
                                Ware F. Schiefer                           --               *
                                David J. Dzuricky                          --               *
                                Clayton H. Preble                          --               *
                                Paul Shlanta(4)                            --               *
                                J.D. Woodward(4)                           --               *
                                Richard T. O'Brien(4)                      --               *

                                All Directors and Executive
                                  Officers as a group
                                  (19 persons)                        616,755            4.32%

                                Heritage Holdings, Inc.(5)          4,105,977           28.79%
                                U.S. Propane L.P.(5)                  372,392            2.61%

Class B Subordinated Units      James E. Bertelsmeyer                 946,946           68.49%
                                H. Michael Krimbill                   211,059           15.27%
                                R.C. Mills                            224,509           16.24%

*       Less than one percent (1%)

(1) The address for Heritage Holdings, Inc., Mr. Krimbill, Mr. Dagley and Mr. Atkinson is 8801 S. Yale, Suite 310, Tulsa, Oklahoma 74137. The address for U.S. Propane is 702 N. Franklin Street, Tampa, Florida 33602. The address for each of Messrs. Bertelsmeyer and Mills is 5000 Sawgrass Village
     Circle, Suite 4, Ponte Vedra Beach, Florida 32082.

(2) Beneficial ownership for the purposes of the foregoing table is defined by Rule 13d-3 under the Securities Exchange Act of 1934. Under that rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof ("Voting Power") or to dispose or direct the disposition thereof ("Investment Power") or has the right to acquire either of those powers within sixty
     (60) days.

(3) Each of Messrs. Bertelsmeyer, Byrne, Mills and Krimbill shares Voting and Investment Power on a portion of their respective units with his spouse.

(4) Mr. Woodward replaced Mr. Hawkins and Mr. O'Brien replaced Mr. Shlanta on the Board of Directors effective as of October 20, 2001.

(5) U.S. Propane, L.P. owns 100% of the common stock of Heritage Holdings, Inc. and may be deemed to beneficially own the common units owned by Heritage Holdings. AGL Propane Services, Inc., United Cities Propane Gas, Inc., TECO Propane Ventures, LLC and Piedmont Propane Company own a 22.358%, 18.968%, 37.976% and 20.688%, respectively, limited partner interest in U.S. Propane, L.P. U.S. Propane, L.L.C. is the general partner of U.S. Propane, L.P. with a .01% general partner interest. The members of U.S. Propane L.L.C. and their respective membership interest is as follows:

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

(b)      REPORTS ON FORM 8-K.

         Heritage Propane Partners, L.P. filed five reports on Form 8-K during the three months ended August 31, 2001. Form 8-K dated July 12, 2001, was filed reporting the announcement that Heritage had entered into definitive agreements to acquire the operations of ProFlame, Inc. (ProFlame) and related propane distribution companies in California and Nevada. Attached as an exhibit to this Form 8-K was the press release dated July 5, 2001 making the announcement.

         Form 8-K dated July 24, 2001, filed as exhibits the financial statements and the pro forma financial information of ProFlame, Inc. and Subsidiaries and Affiliates under Item 5. Other Events. This report provided the (i) Unaudited ProForma Combines Financial Statements for the Nine months Ended May 31, 2001 and the Year Ended August 31, 2000 and related notes and (ii) ProFlame, Inc. and Subsidiaries and Affiliates Consolidated and Combined Financial Statements for the Years Ended August 31, 2000 and 1999 and related notes and for the Nine Months ended May 31, 2001 and 2000 (unaudited). This Form 8-K also filed as an exhibit the consent of Arthur Andersen LLP.

         Form 8-K dated July 27, 2001, was filed in connection with the public offering (the "Offering") of up to 2,875,000 common units (the "Offered Units") representing limited partner interests in the Partnership, including common units issuable pursuant to an over-allotment option granted to underwriters, under the Partnership's shelf registration statement on Form S-3 (Registration No. 333-86057) (the "Registration Statement") as supplemented by the Prospectus Supplement dated July 26, 2001 relating to the Offered Units filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended. In connection with the Offering, the Partnership, Heritage Holdings, Inc. and Heritage Operating, L.P. entered into an underwriting agreement with Salomon Smith Barney Inc., A.G. Edwards & Sons, Inc. Dain Rauscher Incorporated and First Union Securities, Inc. on July 26, 2001, which was filed as an exhibit to the Form 8-K. Opinions of Baker Botts L.L.P. as to the legality of the securities registered and as to certain tax matters, along with their consent were also included as exhibits to this Form 8-K. The opinion as to certain tax matters replaced the opinions as to tax matters previously filed as exhibits to the Registration Statement. The opinions of Baker Botts L.L.P. were filed as exhibits to the Form 8-K Report in lieu of filing them as exhibits to the Registration Statement by means of a post-effective amendment, and incorporated by reference into the Registration Statement.

         Form 8-K/A to the August 10, 2000 Form 8-K was filed on July 27, 2001 to amend the Form 8-K of Heritage Propane Partners, L.P. dated August 10, 2000 and filed with Securities and Exchange Commission on August 23, 2000, as amended by the Form 8-K/A of Heritage dated August 10, 2000 and filed with the Commission on October 24, 3000, by filing the consents of Deloitte and Touch LLP (two separate consents), Ernst & Young LLP and Arthur Andersen LLP.

         From 8-K dated August 15, 2001 was filed to report the acquisition of the propane operations of ProFlame, Inc., and subsidiaries and affiliates in a series of mergers, stock purchases and asset purchases. The report described the transaction and attached as exhibits the Stock Purchase Agreement dated July 5, 2001 among the shareholders of ProFlame Inc. and Heritage Holdings, Inc., the Stock Purchase Agreement dated as of July 5, 2001 among the shareholders of Coast Liquid Gas, Inc. and Heritage Holdings, Inc., the Agreement and Plan of Merger dated as of July 5, 2001 among California Western Gas Company, the Majority Stockholders of California Western Gas Company signatories thereto, Heritage Holdings,

         Inc. and California Western Merger Corp., the Agreement and Plan of Merger dated as of July 5, 2001 among Growth Properties the Majority Shareholders of Growth Properties signatories thereto, Heritage Holdings, Inc. and Growth Properties Merger Corp., the Asset Purchase Agreement dated as of July 5, 2001 among L.P.G. Associates, the Shareholders of L.P.G. Associates and Heritage Operating, L.P., the Asset Purchase Agreement dated as of July 5, 2001 among WMJB, Inc. the Shareholders of WMJB, Inc. and Heritage Operating, L.P., the Amendment to Asset Purchase Agreement dated as of July 5, 2001 among WMJB, Inc., the Shareholders of WMJB, Inc. and Heritage Operating, L.P. and the Press Release dated August 31, 2001 announcing the transaction.

                          INDEX TO FINANCIAL STATEMENTS

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
            (FORMERLY PEOPLES GAS COMPANY AND SURVIVING LEGAL ENTITY
             IN THE SERIES OF TRANSACTIONS WITH U.S. PROPANE, L.P.)

                                                                                        PAGE
                                                                                        ----
Report of Independent Public Accountants................................................F-2

Consolidated Balance Sheets -
 August 31, 2001 and August 31, 2000....................................................F-3

Consolidated Statements of Operations -
 Year Ended August 31, 2001,
 Eight Months Ended August 31, 2000 and 1999 (unaudited) and
 Years Ended December 31, 1999 and 1998 ................................................F-4

Consolidated Statements of Comprehensive Income (Loss) -
 Year Ended August 31, 2001,
 Eight Months Ended August 31, 2000 and 1999 (unaudited) and
 Years Ended December 31, 1999 and 1998 ................................................F-5

Consolidated Statements of Partners' Capital -
 Year Ended August 31, 2001,
 Eight Months Ended August 31, 2000 and
 Years Ended December 31, 1999 and 1998 ................................................F-6

Consolidated Statements of Cash Flows -
 Year Ended August 31, 2001,
 Eight Months Ended August 31, 2000 and
 Years Ended December 31, 1999 and 1998.................................................F-7

Notes to Consolidated Financial Statements..............................................F-8

     HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES (PREDECESSOR HERITAGE)
           (THE PROPANE OPERATIONS OF HERITAGE PROPANE PARTNERS, L.P.,
          PRIOR TO THE SERIES OF TRANSACTIONS WITH U.S. PROPANE, L.P.)

Report of Independent Public Accountants...............................................F-26

Consolidated Statements of Operations -
 Period Ended August 9, 2000 and
 Year Ended August 31, 1999............................................................F-27

Consolidated Statements of Partners' Capital -
 Period Ended August 9, 2000 and
 Year Ended August 31, 1999............................................................F-28

Consolidated Statements of Cash Flows -
 Period Ended August 9, 2000 and
 Year Ended August 31, 1999............................................................F-29

Notes to Consolidated Financial Statements.............................................F-30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
 Heritage Propane Partners, L.P.:


We have audited the accompanying consolidated balance sheets of Heritage Propane Partners, L.P. (a Delaware limited partnership) and subsidiaries, formerly Peoples Gas Company, as of August 31, 2001 and 2000 and the related consolidated statements of operations, comprehensive income (loss), partners' capital and cash flows for the year ended August 31, 2001, the eight month period ended August 31, 2000, and for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Propane Partners, L.P. and subsidiaries, formerly Peoples Gas Company, as of August 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended August 31, 2001, the eight month period ended August 31, 2000, and for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                               /s/ Arthur Andersen LLP
                                               -----------------------


Tulsa, Oklahoma
    October 19, 2001

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                         (FORMERLY PEOPLES GAS COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                                  AUGUST 31,   AUGUST 31,
                                                                     2001        2000
                                                                  ----------   ----------
                              ASSETS

CURRENT ASSETS:
   Cash                                                           $   5,620    $   4,845
   Marketable Securities                                              4,245           --
   Accounts receivable, net of allowance for doubtful accounts       40,221       31,855
   Inventories                                                       66,814       39,045
   Assets from liquids marketing                                      6,465        4,133
   Prepaid expenses and other                                        14,898        4,991
                                                                  ---------    ---------
     Total current assets                                           138,263       84,869

PROPERTY, PLANT AND EQUIPMENT, net                                  394,742      339,366
INVESTMENT IN AFFILIATES                                              6,920        5,795
INTANGIBLES AND OTHER ASSETS, net                                   218,242      185,749
                                                                  ---------    ---------

     Total assets                                                 $ 758,167    $ 615,779
                                                                  =========    =========

                 LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Working capital facility                                       $  19,900    $  24,200
   Accounts payable                                                  43,164       43,244
   Accounts payable to related companies                              7,937        3,814
   Accrued and other current liabilities                             33,404       24,682
   Liabilities from liquids marketing                                 7,130        3,684
   Current maturities of long-term debt                              16,120        2,588
                                                                  ---------    ---------
     Total current liabilities                                      127,655      102,212

LONG-TERM DEBT, less current maturities                             423,748      361,990
MINORITY INTERESTS                                                    5,350        4,821
COMMITMENTS AND CONTINGENCIES
                                                                  ---------    ---------

     Total liabilities                                              556,753      469,023
                                                                  ---------    ---------

PARTNERS' CAPITAL:

   Common unitholders (14,260,316 and 9,674,146 units issued        190,548      106,221
        and outstanding, respectively)
   Subordinated unitholders (1,851,471 issued and
        outstanding at August 31, 2000)                                  --       23,130
   Class B subordinated unitholders (1,382,514 units issued and
        outstanding)                                                 15,532       16,466
   Class C unitholders (1,000,000 units issued and
        outstanding)                                                     --           --
   General partner                                                    1,875          939
   Accumulated other comprehensive loss                              (6,541)          --
                                                                  ---------    ---------
     Total partners' capital                                        201,414      146,756
                                                                  ---------    ---------

     Total liabilities and partners' capital                      $ 758,167    $ 615,779
                                                                  =========    =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                         (FORMERLY PEOPLES GAS COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per unit and unit data)

                                                                   For the Eight Months Ended       For the Years Ended
                                                For the Year                August 31,                    December 31,
                                              Ended August 31,    ----------------------------   ---------------------------
                                                   2001               2000           1999            1999           1998
                                               ------------       ------------    ------------   ------------   ------------
                                                                                   (Unaudited)
REVENUES:
   Retail fuel                                 $    440,527       $     43,815    $     21,766   $     34,045   $     30,187
   Wholesale fuel                                    59,879              3,807              --             --             --
   Liquids marketing                                172,875             12,262              --             --             --
   Other                                             42,172              3,188              --             --             --
                                               ------------       ------------    ------------   ------------   ------------
     Total revenues                                 715,453             63,072          21,766         34,045         30,187
                                               ------------       ------------    ------------   ------------   ------------

COSTS AND EXPENSES:
   Cost of products sold                            306,556             29,962           8,467         14,849         12,283
   Liquids marketing                                171,478             11,538              --             --             --
   Operating expenses                               126,849             16,581           8,596         13,223         11,088
   Depreciation and amortization                     40,431              4,686           2,037          3,088          2,855
   Selling, general and administrative               15,716              1,019              --             --             --
                                               ------------       ------------    ------------   ------------   ------------
     Total costs and expenses                       661,030             63,786          19,100         31,160         26,226
                                               ------------       ------------    ------------   ------------   ------------

OPERATING INCOME (LOSS)                              54,423               (714)          2,666          2,885          3,961

OTHER INCOME (EXPENSE):
   Interest expense                                 (35,567)            (2,409)             --             --             --
   Equity in earnings (losses) of affiliates          1,250                (67)             --             --             --
   Gain on disposal of assets                           812                121              --             --             --
   Other                                               (394)              (478)             11             10           (478)
                                               ------------       ------------    ------------   ------------   ------------

INCOME (LOSS) BEFORE MINORITY
INTERESTS AND INCOME TAXES                           20,524             (3,547)          2,677          2,895          3,483

   Minority interests                                  (814)                80              --             --             --
                                               ------------       ------------    ------------   ------------   ------------

INCOME (LOSS) BEFORE INCOME TAXES                    19,710             (3,467)          2,677          2,895          3,483

   Income taxes                                          --                379           1,035          1,127          1,412
                                               ------------       ------------    ------------   ------------   ------------

NET INCOME (LOSS)                                    19,710             (3,846)          1,642          1,768          2,071


GENERAL PARTNER'S INTEREST IN NET
   INCOME (LOSS)                                        831                (46)              4              4              5
                                               ------------       ------------    ------------   ------------   ------------

LIMITED PARTNERS' INTEREST IN NET
   INCOME (LOSS)                               $     18,879       $     (3,800)   $      1,638   $      1,764   $      2,066
                                               ============       ============    ============   ============   ============

BASIC NET INCOME (LOSS) PER
   LIMITED PARTNER UNIT                        $       1.43       $       (.37)   $        .94   $       1.02   $       1.19
                                               ============       ============    ============   ============   ============

BASIC AVERAGE NUMBER OF
   UNITS OUTSTANDING                             13,223,184         10,225,387       1,732,271      1,732,271      1,732,271
                                               ============       ============    ============   ============   ============

DILUTED NET INCOME (LOSS) PER
   LIMITED PARTNER UNIT                        $       1.42       $       (.37)   $        .94   $       1.02   $       1.19
                                               ============       ============    ============   ============   ============

DILUTED AVERAGE NUMBER OF
   UNITS OUTSTANDING                             13,254,908         10,225,387       1,732,271      1,732,271      1,732,271
                                               ============       ============    ============   ============   ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                         (FORMERLY PEOPLES GAS COMPANY)

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)


                                                        For the Eight Months Ended   For the Years Ended
                                      For the Year                August 31,            December 31,
                                    Ended August 31,    --------------------------   -------------------
                                         2001                2000        1999          1999       1998
                                    ----------------       --------    --------      --------   --------
                                                                      (Unaudited)
Net income (loss)                      $ 19,710            $ (3,846)   $  1,642      $  1,768   $  2,071

Other comprehensive income:
   Unrealized loss on derivative
     instruments                         (4,464)                 --          --            --         --
   Unrealized loss on
     available-for-sale securities       (2,077)                 --          --            --         --
                                       --------            --------    --------      --------   --------

   Comprehensive  income (loss)        $ 13,169            $ (3,846)   $  1,642      $  1,768   $  2,071
                                       ========            ========    ========      ========   ========


RECONCILIATION OF ACCUMULATED OTHER
COMPREHENSIVE INCOME (LOSS)

Balance, beginning of period           $     --            $     --    $     --      $     --   $     --

Cumulative effect of the adoption of
   SFAS 133                               5,429                  --          --            --         --
Current period reclassification to
earnings                                 (3,844)                 --          --            --         --
Current period change                    (8,126)                 --          --            --         --
                                       --------            --------    --------      --------   --------

Balance, end of period                 $ (6,541)           $     --    $     --      $     --   $     --
                                       ========            ========    ========      ========   ========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                         (FORMERLY PEOPLES GAS COMPANY)

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                        (in thousands, except unit data)


                                                           Number of Units
                                       -------------------------------------------------------
                                                                       Class B
                                         Common      Subordinated   Subordinated     Class C       Common      Subordinated
                                       -----------   ------------   ------------   -----------   -----------   ------------
BALANCE, DECEMBER 31, 1997               1,294,873        437,398             --            --   $    11,585    $     3,872
Net income                                      --             --             --            --         1,549            517
Dividends paid to parent                        --             --             --            --        (1,475)          (491)
                                       -----------    -----------    -----------   -----------   -----------    -----------

BALANCE, DECEMBER 31, 1998               1,294,873        437,398             --            --        11,659          3,898

Net income                                      --             --             --            --         1,323            441
Dividends paid to parent                        --             --             --            --        (1,688)          (563)
                                       -----------    -----------    -----------   -----------   -----------    -----------

BALANCE, DECEMBER 31, 1999               1,294,873        437,398             --            --        11,294          3,776

Dividends paid to parent                        --             --             --            --        (1,132)          (377)
Liabilities retained by parent                  --             --             --            --        21,080          7,051
Merger with AGL, Atmos, and Piedmont            --             --             --            --        83,410         28,085
Merger with Predecessor Heritage         8,379,273      1,414,073      1,382,514     1,000,000        (4,080)       (14,657)
General partner capital contribution            --             --             --            --            --             --
Other                                           --             --             --            --        (1,502)          (285)
Net loss                                        --             --             --            --        (2,849)          (463)
                                       -----------    -----------    -----------   -----------   -----------    -----------

BALANCE, AUGUST 31, 2000                 9,674,146      1,851,471      1,382,514     1,000,000       106,221         23,130

Unit distribution                               --             --             --            --       (23,183)        (4,397)
Issuance of common units                 2,500,000             --             --            --        66,046             --
Conversion of phantom units                 72,050             --             --            --           323             --
Issuance of restricted common units        216,917             --             --            --         6,050             --
General partner capital contribution       (54,268)            --             --            --        (1,520)            --
Conversion of subordinated units         1,851,471     (1,851,471)            --            --        24,214        (24,214)
Cumulative effect of the adoption of
    SFAS 133                                    --             --             --            --            --             --
Net change in accumulated other
   comprehensive income per
   accompanying statements                      --             --             --            --            --             --
Other                                           --             --             --            --         1,349             --
Net income                                      --             --             --            --        11,048          5,481
                                       -----------    -----------    -----------   -----------   -----------    -----------

BALANCE, AUGUST 31, 2001                14,260,316             --      1,382,514     1,000,000   $   190,548    $        --
                                       ===========    ===========    ===========   ===========   ===========    ===========

                                                                                   Accumulated
                                                                                      Other
                                          Class B                      General    Comprehensive
                                       Subordinated      Class C       Partner        Income          Total
                                       ------------    -----------   -----------  -------------    -----------
BALANCE, DECEMBER 31, 1997              $        --    $        --   $        39    $        --    $    15,496
Net income                                       --             --             5             --          2,071
Dividends paid to parent                         --             --            (5)            --         (1,971)
                                        -----------    -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 1998                       --             --            39             --         15,596

Net income                                       --             --             4             --          1,768
Dividends paid to parent                         --             --            (6)            --         (2,257)
                                        -----------    -----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 1999                       --             --            37             --         15,107

Dividends paid to parent                         --             --            (4)            --         (1,513)
Liabilities retained by parent                   --             --            71             --         28,202
Merger with AGL, Atmos, and Piedmont             --             --           843             --        112,338
Merger with Predecessor Heritage             17,167             --          (523)            --         (2,093)
General partner capital contribution             --             --           581             --            581
Other                                          (213)            --           (20)            --         (2,020)
Net loss                                       (488)            --           (46)            --         (3,846)
                                        -----------    -----------   -----------    -----------    -----------

BALANCE, AUGUST 31, 2000                     16,466             --           939             --        146,756

Unit distribution                            (3,284)            --          (663)            --        (31,527)
Issuance of common units                         --             --            --             --         66,046
Conversion of phantom units                      --             --            --             --            323
Issuance of restricted common units              --             --            --             --          6,050
General partner capital contribution             --             --           768             --           (752)
Conversion of subordinated units                 --             --            --             --             --
Cumulative effect of the adoption of
    SFAS 133                                     --             --            --          5,429          5,429
Net change in accumulated other
   comprehensive income per
   accompanying statements                       --             --            --        (11,970)       (11,970)
Other                                            --             --            --             --          1,349
Net income                                    2,350             --           831             --         19,710
                                        -----------    -----------   -----------    -----------    -----------

BALANCE, AUGUST 31, 2001                $    15,532    $        --   $     1,875    $    (6,541)   $   201,414
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                         (FORMERLY PEOPLES GAS COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      For the Eight
                                                                       For the Year       Months      For the Years Ended
                                                                           Ended          Ended           December 31,
                                                                         August 31,     August 31,   ----------------------
                                                                            2001           2000         1999         1998
                                                                       ------------   -------------  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                     $  19,710      $  (3,846)   $   1,768    $   2,071
     Reconciliation of net income (loss) to net cash provided by operating activities-
     Depreciation and amortization                                          40,431          4,686        3,088        2,855
     Provision for loss on accounts receivable                               4,055             --           --           --
     Gain on disposal of assets                                               (812)          (121)          --           --
     Deferred compensation on restricted units and long term                 1,079            509           --           --
       incentive plan
     Undistributed earnings of affiliates                                   (1,125)            67           --           --
     Minority interests                                                        463            700           --           --
     Deferred income taxes                                                      --             --          517          444
     Changes in assets and liabilities, net of effect of acquisitions:
       Accounts receivable                                                  (4,533)        (5,109)      (2,051)         698
       Inventories                                                         (24,158)        (7,274)        (413)         255
       Assets from liquids marketing                                        (2,332)        (3,909)          --           --
       Prepaid and other expenses                                          (12,331)           142           51           22
       Intangibles and other assets                                          1,730             --          (97)          --
       Accounts payable                                                     (3,166)        17,976          511         (300)
       Accounts payable to related companies                                 4,123          5,057        6,064        4,226
       Accrued and other current liabilities                                 1,476          5,630          (85)      (1,052)
       Liabilities from liquids marketing                                    3,446             --           --           --
                                                                         ---------      ---------    ---------    ---------
         Net cash provided by operating activities                          28,056         14,508        9,353        9,219
                                                                         ---------      ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired                        (94,860)      (177,067)      (1,015)      (1,719)
   Capital expenditures                                                    (23,854)        (3,559)      (6,176)      (5,328)
   Proceeds from the sale of assets                                          2,620             --           --           --
   Investment in marketable securities                                      (6,225)            --           --           --
   Other                                                                        --         (2,411)          --           --
                                                                         ---------      ---------    ---------    ---------
         Net cash used in investing activities                            (122,319)      (183,037)      (7,191)      (7,047)
                                                                         ---------      ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                356,748        193,032           --           --
   Principal payments on debt                                             (295,788)       (67,898)          --         (346)
   Net proceeds from issuance of common units                               66,046         22,924           --           --
   Net proceeds from issuance of subordinated units                             --         27,279           --           --
   Debt issuance costs                                                        (441)        (1,052)          --           --
   Capital contributions                                                        --            581           --           --
   Unit distributions                                                      (31,527)            --           --           --
   Dividends paid to parent                                                     --         (1,513)      (2,257)      (1,971)
                                                                         ---------      ---------    ---------    ---------
         Net cash provided by (used in) financing activities                95,038        173,353       (2,257)      (2,317)
                                                                         ---------      ---------    ---------    ---------

INCREASE (DECREASE) IN CASH                                                    775          4,824          (95)        (145)

CASH, beginning of period                                                    4,845             21          116          261
                                                                         ---------      ---------    ---------    ---------

CASH, end of period                                                      $   5,620      $   4,845    $      21    $     116
                                                                         =========      =========    =========    =========

NONCASH FINANCING ACTIVITIES:
   Notes payable incurred on noncompete agreements                       $  10,030      $     809    $     200    $     253
                                                                         =========      =========    =========    =========
   General partner capital contribution                                  $    (752)     $      --    $      --    $      --
                                                                         =========      =========    =========    =========
   Issuance of restricted common units                                   $   6,050      $      --    $      --    $      --
                                                                         =========      =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                              $  35,541      $     581    $      --    $      --
                                                                         =========      =========    =========    =========
   Cash paid to parent for income taxes under tax sharing
      agreement, net                                                     $      --      $   1,028    $     851    $     582
                                                                         =========      =========    =========    =========

  The accompanying notes are an integral part of these financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                         (FORMERLY PEOPLES GAS COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollar amounts in thousands, except unit and per unit data)
                     (Unaudited as to August 31, 1999 data)


1. OPERATIONS AND ORGANIZATION:

In August 2000, TECO Energy, Inc., Atmos Energy Corporation, Piedmont Natural Gas Co., Inc., and AGL Resources, Inc. contributed each company's propane operations, Peoples Gas Company (Peoples Gas), United Cities Propane Gas, Inc. (United Cities), Piedmont Propane Company (Piedmont) and AGL Propane, Inc.,
(AGL) respectively, to U.S. Propane L.P., (U.S. Propane) in exchange for equity interests in U.S. Propane. The merger was accounted for as an acquisition using the purchase method of accounting with Peoples Gas being the acquirer. Accordingly, Peoples Gas' assets and liabilities were recorded at historical cost and the assets and liabilities of United Cities, Piedmont and AGL were recorded at fair market value, as determined based on a valuation and appraisal. The purchase allocations were as follows:

     Purchase price of Piedmont, AGL and United Cities      $  112,338
     Net book value of Piedmont, AGL and United Cities          82,765
                                                            ----------
     Step-up of net book value, allocated to property,
       plant and equipment                                  $   29,573
                                                            ==========


In August 2000, U.S. Propane acquired all of the outstanding common stock of Heritage Holdings, Inc., (the "General Partner" or "Heritage Holdings"), the General Partner of Heritage Propane Partners, L.P. for $120,000. By virtue of Heritage Holdings, Inc.'s general partner and limited partner interests in Heritage Propane Partners, L.P., U.S. Propane gained control of Heritage Propane Partners, L.P. Simultaneously, U.S. Propane transferred its propane operations, consisting of its interest in four separate limited liability companies, AGL Propane, L.L.C., Peoples Gas Company, L.L.C., United Cities Propane Gas, L.L.C. and Retail Propane Company, L.L.C. (former Piedmont operations), (collectively, the "Propane LLCs"), to Heritage Propane Partners, L.P. for $181,395 plus working capital. The $181,395 was payable $139,552 in cash, $31,843 of assumed debt, and the issuance of 372,392 Common Units of Heritage Propane Partners, L.P. valued at $7,348 and a 1.0101 percent limited partner interest in Heritage Propane Partners, L.P.'s operating partnership, Heritage Operating, L.P., valued at $2,652. The purchase price and the exchange price for the Common Units were approved by an independent committee of the Board of Directors of Heritage Holdings, Inc. The exchange price for the Common Units was $19.73125 per unit under a formula based on the average closing price of Heritage Propane Partners L.P.'s Common Units on the New York Stock Exchange for the twenty (20) day period beginning ten (10) days prior to the public announcement of the transaction on June 15, 2000 (the "Formula Price"). Subsequent to August 31, 2000, payments totaling approximately $12,900 were made for the working capital adjustment, of which $5,000 was accrued at August 31, 2000.

Concurrent with the acquisition, Heritage Operating, L.P. borrowed $180,000 from several institutional investors and Heritage Propane Partners, L.P. sold 1,161,814 Common Units and 1,382,514 Class B Subordinated Units in a private placement to the former shareholders of Heritage Holdings, Inc. based on the Formula Price resulting in net proceeds of $50,203. The total of these proceeds were utilized to finance the transaction and retire a portion of existing debt.

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


The excess purchase price over Predecessor Heritage's cost was determined as follows:

     Net book value of Predecessor Heritage at August 9, 2000   $ 35,716
     Equity investment                                            50,203
                                                                --------
                                                                  85,919
     Percent of Predecessor Heritage acquired by U.S. Propane         36%
                                                                --------
     Equity interest acquired                                   $ 30,931
                                                                ========

     Purchase price                                             $120,000
     Equity interest acquired                                     30,931
                                                                --------
     Excess purchase price over Predecessor Heritage cost       $ 89,069
                                                                ========

The excess purchase price over Predecessor Heritage cost was allocated as follows:


     Property, plant and equipment (25 year life)               $ 11,180
     Customer lists (15 year life)                                 5,935
     Goodwill (30 year life)                                      71,954
                                                                --------
                                                                $ 89,069
                                                                ========

The accompanying financial statements for the eight month period ended August 31, 2000 include the results of operations for Peoples Gas and the results of operations of Predecessor Heritage, Piedmont, AGL and United Cities beginning August 10, 2000. The financial statements of Peoples Gas are the financial statements of the registrant as Peoples Gas was the acquirer in the transaction in which U.S. Propane was formed. The accompanying financial statements for the periods ended December 31, 1999 and 1998 have been presented on a carve-out basis and reflect the historical results of operations, financial position and cash flows of Peoples Gas. As discussed further in Note 8, certain expenses in the financial statements include allocations from TECO Energy, Inc. (TECO) and other wholly-owned subsidiaries of TECO. Management believes that the allocations were made on a reasonable basis; however, the allocations of costs and expenses do not necessarily indicate the costs that would have been incurred by Peoples Gas on a stand-alone basis. Also, the financial statements may not necessarily reflect what the financial position, results of operations and cash flows of Peoples Gas would have been if Peoples Gas had been a separate, stand-alone company during the periods presented.

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

The Operating Partnership sells propane and propane-related products to more than 600,000 active residential, commercial, industrial and agricultural customers in 29 states. Heritage is also a wholesale propane supplier in the southwestern and southeastern United States and in Canada, the latter through participation in M-P Energy Partnership. M-P Energy Partnership is a Canadian partnership primarily engaged in lower-margin wholesale distribution in which Heritage owns a 60 percent interest.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET DETAIL:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of Heritage include the accounts of its subsidiaries, including the Operating Partnership, M-P Energy Partnership, Heritage Energy Resources, L.L.C. ("Resources") and the Propane LLCs. Heritage accounts for its 50 percent partnership interest in Bi-State Partnership, another propane retailer, under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. The General Partner's 1.0101 percent general partner interest and U.S. Propane's 1.0101 percent limited partner interest in the Operating Partnership are accounted for in the consolidated financial statements as minority interests.

REVENUE RECOGNITION

Sales of propane, propane appliances, parts and fittings are recognized at the later of the time of delivery of the product to the customer or the time of sale or installation. Revenue from service labor is recognized upon completion of the service, and tank rent is recognized ratably over the period it is earned.

ACCOUNTS RECEIVABLE

Heritage grants credit to its customers for the purchase of propane and propane-related products. Accounts receivable consisted of the following:

                                                 August 31,    August 31,
                                                  2001           2000
                                                 ----------   ----------
     Accounts receivable                         $ 43,797      $ 31,855
     Less - allowance for doubtful accounts         3,576            --
                                                 --------      --------
          Total, net                             $ 40,221      $ 31,855
                                                 ========      ========

     Allowance for doubtful accounts:
     Balance, beginning of the year                    --
     Provision for loss on accounts receivable      4,055
     Accounts receivable written off, net of
     recoveries                                      (479)
                                                 --------
     Balance, end of period                      $  3,576
                                                 ========

INVENTORIES

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using weighted-average cost, while the cost of appliances, parts and fittings is determined by the first-in, first-out method. Inventories consisted of the following:

                                     August 31,   August 31,
                                       2001         2000
                                     ----------   ----------
     Fuel                             $56,975      $30,882
     Appliances, parts and fittings     9,839        8,163
                                      -------      -------
                                      $66,814      $39,045
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

                                                                August 31,     August 31,
                                                                   2001           2000
                                                                ---------      ---------
     Land and improvements                                      $  21,244      $  16,648
     Buildings and improvements (10 to 30 years)                   27,871         22,483
     Bulk storage, equipment and facilities (3 to 30 years)        34,431         28,210
     Tanks and other equipment (5 to 30 years)                    287,155        241,934
     Vehicles (5 to 10 years)                                      52,177         41,125
     Furniture and fixtures (5 to 10 years)                         6,852          5,262
     Other                                                          3,242          2,995
                                                                ---------      ---------
                                                                  432,972        358,657
     Less - Accumulated depreciation                              (47,036)       (23,948)
                                                                ---------      ---------
                                                                  385,936        334,709
     Plus - Construction work-in-process                            8,806          4,657
                                                                ---------      ---------
          Property, plant and equipment, net                    $ 394,742      $ 339,366
                                                                =========      =========

INTANGIBLES AND OTHER ASSETS

Intangibles and other assets are stated at cost net of amortization computed on the straight-line method. Heritage eliminates from its balance sheet any fully amortized intangibles and the related accumulated amortization. Components and useful lives of intangibles and other assets were as follows:

                                                August 31,     August 31,
                                                   2001           2000
                                                ----------     ----------
     Goodwill (30 years)                        $ 158,622      $ 133,569
     Noncompete agreements (10 to 15 years)        40,764         30,649
     Customer lists (15 years)                     26,903         18,713
     Other                                          6,055          4,808
                                                ---------      ---------
                                                  232,344        187,739
     Less - Accumulated amortization              (14,102)        (1,990)
                                                ---------      ---------
          Intangibles and other assets, net     $ 218,242      $ 185,749
                                                =========      =========


LONG-LIVED ASSETS

Heritage reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of long-lived assets is not recoverable, Heritage reduces the carrying amount of such assets to fair value. No impairment of long-lived assets was required during the year ended August 31, 2001, the period ended August 31, 2000 or the years ended December 31, 1999 and 1998.

ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following:

                                                  August 31,   August 31,
                                                     2001         2000
                                                  ----------   ----------
     Interest payable                               $ 4,542     $ 4,647
     Wages and payroll taxes                          5,117       3,337
     Deferred tank rent                               5,694       2,568
     Advanced budget payments                         5,883         160
     Customer deposits                                2,425       2,220
     Taxes other than income                          2,430       2,523
     U.S. Propane working capital payable                --       5,000
     Derivative instruments                           4,556          --
     Other                                            2,757       4,227
                                                    -------     -------
          Accrued and other current liabilities     $33,404     $24,682
                                                    =======     =======


INCOME TAXES

Prior to the series of transactions that formed U.S. Propane, Peoples Gas followed the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards (Statement) No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, deferred income taxes are recorded based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are received and liabilities are settled. TECO retained all tax liabilities related to Peoples Gas that may have existed as of August 9, 2000.

Heritage is a limited partnership. As a result, Heritage's earnings or losses for federal income tax purposes are included in the tax returns of the individual partners. Accordingly, because of the merger, no recognition has been given to income taxes in the accompanying financial statements of Heritage for the year ended August 31, 2001 or the period ended August 31, 2000, except those incurred by Peoples Gas prior to the series of transactions with U.S. Propane and Predecessor Heritage. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unit holders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the partnership agreement.

INCOME (LOSS) PER LIMITED PARTNER UNIT

Basic net income (loss) per limited partner unit is computed by dividing net income (loss), after considering the General Partner's interest, by the weighted average number of Common and Subordinated Units outstanding. Diluted net income
(loss) per limited partner unit is computed by dividing net income, after considering the General Partner's interest, by the weighted average number of Common and Subordinated Units outstanding and the weighted average number of Restricted Units (Phantom Units) granted under the Restricted Unit Plan. A reconciliation of net income (loss) and weighted average units used in computing basic and diluted earnings (loss) per unit is as follows:

                                                                         Eight Months Ended                Year Ended
                                                      Year Ended              August 31,                   December 31,
                                                       August 31,   ----------------------------   ---------------------------
                                                         2001           2000             1999           1999          1998
                                                     ------------   ------------    ------------   ------------   ------------
BASIC NET INCOME (LOSS) PER LIMITED
   PARTNER UNIT:
Limited Partners' interest in net income (loss)      $     18,879   $     (3,800)   $      1,638   $      1,764   $      2,066
                                                     ============   ============    ============   ============   ============


Weighted average limited partner units                 13,223,184     10,225,387       1,732,271      1,732,271      1,732,271
                                                     ============   ============    ============   ============   ============

Basic net income (loss) per limited partner unit     $       1.43   $       (.37)   $        .94   $       1.02   $       1.19
                                                     ============   ============    ============   ============   ============


DILUTED NET INCOME (LOSS) PER LIMITED
   PARTNER UNIT:
Limited partners' interest in net income (loss)      $     18,879   $     (3,800)   $      1,638   $      1,764   $      2,066
                                                     ============   ============    ============   ============   ============

                                                                         Eight Months Ended                Year Ended
                                                      Year Ended              August 31,                   December 31,
                                                       August 31,   ----------------------------   ---------------------------
                                                         2001           2000             1999           1999          1998
                                                     ------------   ------------    ------------   ------------   ------------
Weighted average limited partner units                 13,223,184     10,225,387       1,732,271      1,732,271      1,732,271
Dilutive effect of Phantom Units                           31,724             --              --             --             --
                                                     ------------   ------------    ------------   ------------   ------------
Weighted average limited partner units,
   assuming dilutive effect of Phantom Units           13,254,908     10,225,387       1,732,271      1,732,271      1,732,271
                                                     ============   ============    ============   ============   ============


Diluted net income (loss) per limited partner unit   $       1.42   $       (.37)   $        .94   $       1.02   $       1.19
                                                     ============   ============    ============   ============   ============


USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates include allowances for doubtful accounts, derivative hedging instruments and liquids marketing assets and liabilities. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the 2001 presentation. These reclassifications have no impact on net income or net assets.

FAIR VALUE

The carrying amounts of accounts receivable and accounts payable approximate their fair value. Based on the estimated borrowing rates currently available to Heritage for long-term loans with similar terms and average maturities, the aggregate fair value at August 31, 2000 of long-term debt approximated the aggregate carrying amount. The fair value and carrying amount of long-term debt at August 31, 2001 was approximately $465,690 and $439,868, respectively. The fair value is determined using estimated borrowing rates currently available to the Company for loans with similar terms and maturities.

SFAS 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS
133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, and for hedging activities, be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Heritage adopted the provisions of SFAS 133 effective September 1, 2000. The cumulative effect of adopting SFAS 133 was an adjustment to beginning other comprehensive income of $5,429.

Heritage had certain financial swap instruments outstanding at August 31, 2001 that have been designated as cash flow hedging instruments in accordance with SFAS 133. A financial swap is a contractual agreement to exchange obligations of money between the buyer and seller of the instruments as propane volumes during the pricing period are purchased. The swaps are tied to a set fixed price for the buyer and floating price determinants for the seller priced on certain indices. Heritage entered into these instruments to hedge the forecasted propane volumes to be purchased during each of the one-month periods ending October 2001 through March 2002. Heritage utilizes hedging transactions to provide price protection against significant fluctuations in propane prices. These instruments had a fair value of ($4,556) as of August 31, 2001, which was recorded as accrued and other liabilities on the balance sheet through other comprehensive income, exclusive of ($92) of minority interest. Also at August 31, 2001, Heritage had outstanding options to purchase 14.7 million gallons of propane during December 2001 and January 2002 at a weighted average price of $.48 per gallon. The fair value of $.2 million of the option contracts was recorded as current assets on the balance sheet. During the year ended August 31, 2001, Heritage reclassified into earnings a gain of $3,844 that was reported in accumulated other comprehensive income. There were no ineffective hedges or discontinued hedges as of August 31, 2001.

MARKETABLE SECURITIES

Heritage's marketable securities are classified as available-for-sale securities and are reflected as a current asset on the consolidated balance sheet at their fair value. Unrealized holding losses of $2,077 for the year ended August 31, 2001 was recorded through accumulated other comprehensive income based on the market value of the securities.

LIQUIDS MARKETING ACTIVITIES

Heritage buys and sells financial instruments for its own account through Resources. Financial instruments utilized in connection with liquids marketing activities are accounted for using the mark-to-market method. Under the mark-to-market method of accounting, forwards, swaps, options and storage contracts are reflected at fair value, and are shown in the consolidated balance sheets as assets and liabilities from liquids marketing activities. Unrealized gains and losses from the financial contracts and the impact of price movements are recognized in the income statement as other income (expense). Changes in the assets and liabilities from liquids marketing activities result primarily from changes in the market prices, newly originated transactions and the timing of settlement. Resources attempts to balance its contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on assessment of anticipated market movements.

Heritage has recorded its liquids marketing activities at fair value in accordance with Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" ("EITF 98-10"). EITF 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings.

Notional Amounts and Terms -

The notional amounts and terms of these financial instruments as of August 31, 2001 include fixed price payor for 2,130,000 barrels of propane and butane, and fixed price receiver of 1,820,000 barrels of propane and butane. Notional amounts reflect the volume of the transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure Heritage's exposure to market or credit risks.

Fair Value -

The fair value of the financial instruments related to liquids marketing activities as of August 31, 2001, was assets of $6,465 and liabilities of $7,130. The unrealized loss related to liquids marketing activities for the year ended August 31, 2001, was $665 and is recorded through the income statement as other income (loss). Resources also entered an option contract in which the counter party has the option to purchase 6.3 million gallons of propane from October 1, 2001 through December 31, 2001 at $.62 per gallon.

Market and Credit Risk -

Inherent in the resulting contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counterparties to a contract. Heritage and Resources take active roles in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. Heritage monitors market risk through a variety of techniques, including routine reporting to senior management. Heritage attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures.

The market prices used to value these transactions reflect management's best estimate considering various factors including closing average spot prices for the current and outer months plus a differential to consider time value and storage costs.

RECENTLY ISSUED ACCOUNTING STANDARD NOT YET ADOPTED

In June 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. Under Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. There will be more recognized intangible assets, such as unpatented technology and database content, being separated from goodwill. Those assets will be amortized over their useful lives, other than assets that have an indefinite life. Statement No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued.

Heritage adopted Statement No. 142 on September 1, 2001 and accordingly has discontinued the amortization of goodwill existing at the time of adoption. Management has engaged an independent appraisal firm to perform an assessment of the fair value of each of Heritage's operating segments, which will be compared with the carrying value of each segment to determine whether any impairment exists on the date of adoption. Under the provisions of Statement No. 142, Heritage has six months from the time of adoption to have its appraisals completed. However, management does not believe that any impairment existed at adoption. The adoption of Statement No. 142 will eliminate goodwill amortization that would have totaled approximately $5,704 in fiscal 2002, based on the balances of August 31, 2001, and totaled approximately $5,051 in fiscal 2001.

In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. Heritage will adopt the provisions of Statement No. 143 effective September 1, 2002. Management has not determined the impact of adopting Statement No. 143.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement retains the fundamental provisions of Statement No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. Management has not determined the method, timing or impact of adopting Statement No. 144.

3. ACQUISITIONS:

On July 31, 2001, Heritage purchased the propane operations of ProFlame, Inc. and subsidiaries and affiliates (ProFlame) located in California and Nevada, in a series of mergers, stock purchases and asset purchases. This acquisition was accounted for using the purchase method of accounting under FASB Statement No.
141. The acquisition of ProFlame enhanced Heritage's operations in the Western United States and is expected to reduce costs through blend-ins to existing operations.

The aggregate purchase price was $56,201 net of cash acquired of $6,518. The purchase price included $42,695 paid in cash, of which $2,958 related to preliminary working capital, 129,901 common units valued at $4,450 and liabilities assumed of $9,056. The 129,901 common units were issued to the General Partner in connection with the assumption of certain liabilities by the General Partner. The value of the units was determined based on the market price at the date of acquisition. Management is in the process of obtaining valuations of certain intangible assets; thus, the allocation of the purchase price is preliminary. The working capital adjustment is expected to settle in January 2002.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

     Current assets, net of cash acquired              $ 4,995
     Property, plant and equipment                      25,231
     Goodwill                                           15,521
     Other intangible assets                            10,454
                                                       -------
         Total assets acquired                          56,201
                                                       -------
     Current liabilities                                 2,036
     Long-term debt                                      7,020
                                                       -------
          Total liabilities assumed                      9,056
                                                       -------
     Net assets acquired                               $47,145
                                                       =======

Of the $10,454 of acquired intangible assets, $7,040 was assigned to non-competes, which are being amortized over a 10 year weighted-average useful life and $3,414 was assigned to customer lists, which are being amortized over 15 year weighted average useful life. Of the $15,521 assigned to goodwill, none is expected to be deductible for tax purposes.

The results of operations of ProFlame from August 1, 2001 through August 31, 2001 are included in the consolidated statement of operations of Heritage for the fiscal year ended August 31, 2001.

The following unaudited pro forma consolidated results of operations are presented as if the series of transactions with ProFlame and Heritage had been made at the beginning of the periods presented.

                                                             Year           Eight Months
                                                             Ended             Ended
                                                        August 31, 2001    August 31, 2001
                                                        ---------------    ---------------
     Total revenues                                         $766,795          $ 110,698
     Net income (loss)                                      $ 19,492          $  (5,938)
     Basic and diluted earnings (loss) per common unit      $   1.47          $    (.55)


The pro forma consolidated results of operations include adjustments to give effect to amortization of non-competes and customer lists, interest expense on acquisition and assumed debt and certain other adjustments, including the elimination of income taxes. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been made at the beginning of the periods presented or the future results of the combined operations.

Heritage also purchased all of the common stock of EnergyNorth Propane, Inc. and its VGS Propane, LLC subsidiary in northern New England, and all of the stock of one other small company. Heritage acquired substantially all of the assets of seven other companies during the fiscal year ended August 31, 2001. These acquisitions totaled $60,473, which included liabilities assumed and noncompete agreements of $3,010 for periods ranging up to ten years. These acquisitions were financed primarily with the acquisition facility and the issuance of $1,600 of common units.

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

4. WORKING CAPITAL FACILITY AND LONG-TERM DEBT:

Long-term debt consists of the following:                     August 31,      August 31,
                                                                 2001            2000
                                                              ----------      ----------
1996 8.55% Senior Secured Notes                               $ 120,000       $ 120,000

1997 Medium Term Note Program:

  7.17% Series A Senior Secured Notes                            12,000          12,000
  7.26% Series B Senior Secured Notes                            20,000          20,000
  6.50% Series C Senior Secured Notes                             3,571           4,286
  6.59% Series D Senior Secured Notes                             5,000           5,000
  6.67% Series E Senior Secured Notes                             5,000           5,000

2000 and 2001 Senior Secured Promissory Notes:

  8.47% Series A Senior Secured Notes                            16,000          16,000
  8.55% Series B Senior Secured Notes                            32,000          32,000
  8.59% Series C Senior Secured Notes                            27,000          27,000
  8.67% Series D Senior Secured Notes                            58,000          58,000
  8.75% Series E Senior Secured Notes                             7,000           7,000
  8.87% Series F Senior Secured Notes                            40,000          40,000
  7.21% Series G Senior Secured Notes                            26,500              --
  7.89% Series H Senior Secured Notes                            27,500              --
  7.99% Series I Senior Secured Notes                            16,000              --

Senior Revolving Acquisition Facility                                --           1,900

Notes Payable on noncompete agreements with interest
imputed at rates averaging 7.5%, due in installments
through 2010, collateralized by a first security lien on
certain assets of Heritage                                       22,579          15,107

Other                                                             1,718           1,285

Current maturities of long-term debt                            (16,120)         (2,588)
                                                              ---------       ---------
                                                              $ 423,748       $ 361,990
                                                              =========       =========


Maturities of the Senior Secured Notes, the Medium Term Note Program and the Senior Secured Promissory Notes are as follows:

         1996 8.55% Senior Notes:
                              mature at the rate of $12,000 on June 30 in each of the years 2002 to and including 2011. Interest is paid semi-annually.

         1997 Medium Term Note Program:

         Series A Notes:      mature at the rate of $2,400 on November 19 in
                              each of the years 2005 to and including 2009.
                              Interest is paid semi-annually.

         Series B Notes:      mature at the rate of $2,000 on November 19 in
                              each of the years 2003 to and including 2012.
                              Interest is paid semi-annually.

         Series C Notes:      mature at the rate of $714 on March 13 in each of
                              the years 2000 to and including 2003, $357 on March 13, 2004, $1,073 on March 13, 2005, and $357
                              in each of the years 2006 and 2007. Interest is paid semi-annually.

         Series D Notes:      mature at the rate of $556 on March 13 in each of
                              the years 2002 to and including 2010. Interest is paid semi-annually.

         Series E Notes:      mature at the rate of $714 on March 13 in each of
                              the years 2007 to and including 2013. Interest is paid semi-annually.

         2000 and 2001 Senior Secured Promissory Notes:

         Series A Notes:      mature at the rate of $3,200 on August 15 in each
                              of the years 2003 to and including 2007. Interest is paid quarterly.

         Series B Notes:      mature at the rate of $4,571 on August 15 in each
                              of the years 2004 to and including 2010. Interest is paid quarterly.

         Series C Notes:      mature at the rate of $5,750 on August 15 in each
                              of the years 2006 to and including 2007, $4,000 on August 15, 2008 and $5,750 on August 15, 2009 to
                              and including 2010. Interest is paid quarterly.

         Series D Notes:      mature at the rate of $12,450 on August 15 in each
                              of the years 2008 and 2009, $7,700 on August 15, 2010, $12,450 on August 15, 2011 and $12,950 on
                              August 15, 2012. Interest is paid quarterly.

         Series E Notes:      mature at the rate of $1,000 on August 15 in each
                              of the years 2009 to and including 2015. Interest is paid quarterly.

         Series F Notes:      mature at the rate of $3,636 on August 15 in each
                              of the years 2010 to and including 2020. Interest is paid quarterly.

         Series G Notes:      mature at the rate of $5,300 on May 15 in each of
                              the years 2004 to and including 2008. Interest is paid quarterly.

         Series H Notes:      mature at the rate of $2,500 on May 15 in each of
                              the years 2006 to and including 2016. Interest is paid quarterly.

         Series I Notes:      mature in one payment of $16,000 on May 15, 2013.
                              Interest is paid quarterly.

The Senior Secured Notes, the Medium Term Note Program and the Senior Secured Promissory Notes contain restrictive covenants including limitations on substantial disposition of assets, changes in ownership of Heritage and additional indebtedness and require the maintenance of certain financial ratios. At August 31, 2001, Heritage was in compliance with all covenants. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the common stock of Heritage's subsidiaries secure the notes.

Effective December 28, 2000, Heritage entered into the Fourth Amendment to the First Amended and Restated Credit Agreement, and effective July 16, 2001, Heritage entered into the Fifth Amendment to First Amended and Restated Credit Agreement, with various financial institutions that amended existing credit agreements. The terms of the Agreement as amended are as follows:

          A $65,000 Senior Revolving Working Capital Facility, expiring June 30, 2004, with $19,900 outstanding at August 31, 2001. The interest rate and interest payment dates vary depending on the terms Heritage agrees to when the money is borrowed. The weighted average interest rate was
          5.295 percent for the amount outstanding at August 31, 2001. Heritage must be free of all working capital borrowings for 30 consecutive days each fiscal year. The maximum commitment fee payable on the unused portion of the facility is .50 percent.

          A $50,000 Senior Revolving Acquisition Facility is available through December 31, 2003, at which time the outstanding amount must be paid in ten equal quarterly installments, beginning March 31, 2004. There were no amounts outstanding as of August 31, 2001. The interest rate and interest payment dates vary depending on the terms Heritage agrees to when the money is borrowed. The maximum commitment fee payable on the unused portion of the facility is .50 percent.

Future maturities of long-term debt for each of the next five fiscal years and thereafter are $16,120 in 2002; $19,605 in 2003; $31,697 in 2004; $31,998 in
2005; $41,877 in 2006 and $298,571 thereafter.

5. COMMITMENTS AND CONTINGENCIES:

Certain property and equipment is leased under noncancelable leases, which require fixed monthly rental payments and expire at various dates through 2020. Rental expense under these leases totaled approximately $2,708 for the year ended August 31, 2001, $245 for the eight months ended August 31, 2000, and $184 for fiscal 1999 and $119 for fiscal 1998, and has been included in operating expenses in the accompanying statements of operations. Fiscal year future minimum lease commitments for such leases are $2,680 in 2002; $1,830 in 2003; $1,365 in 2004; $1,126 in 2005; $488 in 2006 and $1,052 thereafter.

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

Petroleum-based contamination or environmental wastes are known to be located on or adjacent to six sites, which Heritage presently or formerly had operations. These sites were evaluated at the time of their acquisition. In all cases, remediation operations have been or will be undertaken by others, and in all six cases, Heritage obtained indemnification for expenses associated with any remediation from the former owners or related entities. Additionally, Heritage has been named as a large deminimis generator at one superfund site, but it believes that its exposure will not be material. In the opinion of management and based on information currently available to Heritage, such projects are not expected to have a material adverse effect on Heritage's financial condition or results of operation.

Heritage has entered into several purchase and supply commitments with varying terms as to quantities and prices, which expire at various dates through March 2002.

6. PARTNERS' CAPITAL:

The Agreement of Limited Partnership of Heritage Propane Partners, L.P. ("Partnership Agreement") contains specific provisions for the allocation of net earnings and losses to each of the partners for purposes of maintaining the partner capital accounts.

All of the subordinated units were held by Heritage Holdings, a wholly owned subsidiary of U.S. Propane and the general partner of the Operating Partnership. The subordinated units were a separate class of limited partner interests and the rights of holders of subordinated units to participate in distributions to partners differed from, and were subordinated to, the rights of the holders of common units.

Under the partnership agreement, 925,736 subordinated units converted into common units as of July 7, 1999, 925,736 subordinated units converted into common units as of July 5, 2000 and the remaining 1,851,471 subordinated units converted into common units as of July 6, 2001. The conversions of the subordinated units occurred and the subordination period ended because Heritage met specified cash performance and distribution requirements during successive four-quarter periods commencing with the initial public offering in June of 1996. As common units issued upon conversion of the subordinated units, the new common units share equally with other common units in distributions of available cash.

The class B subordinated units represent a portion of the limited partner interests issued to certain former stockholders of Heritage Holdings, who are also members of management, in connection with the transaction with U.S. Propane. The class B subordinated units have the same voting rights as the subordinated units outstanding before the end of the subordination period. Each class B subordinated unit is entitled to one vote on each matter with respect to which the class B subordinated units are entitled to vote.

In connection with the transaction with U.S. Propane and because the class B subordinated units are not convertible into common units except by approval of the common unitholders or a change in the rules of the New York Stock Exchange, Heritage agreed to submit to a vote or consent of the common unitholders a proposal to change the terms of the class B subordinated units to provide that each class B subordinated unit is convertible into one common unit. Heritage intends to submit this proposal to its common unitholders by December 31, 2001.

In conjunction with the transaction with U.S. Propane and the change of control of the General Partner, Heritage issued 1,000,000 newly created class C units to Heritage Holdings in conversion of that portion of its incentive distribution rights that entitled it to receive any distribution made by Heritage attributable to the net amount received by Heritage in connection with the settlement, judgment, award or other final nonappealable resolution of specified litigation filed by Heritage prior to the transaction with U.S. Propane, which is referred to as the "litigation". The class C units have zero initial capital account balance and were distributed by Heritage Holdings to its former stockholders in connection with the transaction with U.S. Propane. Thus, U.S. Propane will not receive any distributions made with respect to the litigation.

On July 31, 2001, Heritage sold 2,500,000 common units in an underwritten public offering at a public offering price of $28.00 per unit. Heritage used $41 million of the approximate net proceeds of $66 million to reduce indebtedness under the Senior Revolving Acquisition Facility, which was incurred in the acquisition of ProFlame. The remainder of the proceeds was used for general partnership purposes, including additional acquisitions and repayment of debt. To effect the transfer of the contribution required by the general partner to maintain its 1% general partner interest in, the General Partner contributed common units to Heritage and those units were cancelled.

On August 1, 2001, Heritage issued 129,901 common units to the General Partner in connection with the assumption of certain liabilities by the general partner from Heritage's acquisition of certain assets of ProFlame. The general partner was entitled to 158,917 common units as a result of this transaction but forwent 1,638 units and 1,605 units, which represented its capital contributions to maintain its 1% interest in Heritage and its 1.0101% interest in the Operating Partnership, respectively, in relation to this transaction. Heritage Holdings also forwent an additional 25,773 common units to which it was entitled in the ProFlame acquisition to maintain its 1.0101% interest in the Operating Partnership. These units were not registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, by virtue of an exemption under Section 4(2) thereof. These units carry a restrictive legend with regard to transfer of the units.

During fiscal 2001, Heritage issued 58,000 common units in exchange for certain assets in connection with the acquisitions of certain propane businesses, for a total value of $1.6 million. These units were issued utilizing Heritage's Registration Statement No. 333-40407 on Form S-4.

QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

The partnership agreement requires that Heritage will distribute all of its "available cash" to its unitholders and its general partner within 45 days following the end of each fiscal quarter, subject to the payment of incentive distributions to the holders of Incentive Distribution Rights to the extent that certain target levels of cash distributions are achieved. The term "available cash" generally means, with respect to any fiscal quarter of the partnership, all cash on hand at the end of such quarter, plus working capital borrowings after the end of the quarter, less reserves established by the general partner in its sole discretion to provide for the proper conduct of Heritage's business, comply with applicable laws or any Heritage debt instrument or other agreement, or to provide funds for future distributions to partners with respect to any one or more of the next four quarters. Available cash is more fully defined in the Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

The Minimum Quarterly Distribution was made to the Common and Subordinated Unitholders for the quarters ended November 30, 1996 through August 31, 1998. For the quarter ended November 30, 1998, a quarterly distribution of $.5125 was paid to the Common and Subordinated Unitholders. For each of the quarters ended February 28, 1999 through and including May 31, 2000, quarterly distributions of $.5625, respectively, were paid to the Common and Subordinated Unitholders. Heritage raised the quarterly distribution $0.0125 per unit each quarter beginning with the quarter ended August 31, 2000, to the current level of $0.625 per unit (or $2.50 annually) for the quarter ended August 31, 2001. The quarterly distributions for the quarters ended February 28, 1999 through August 31, 2001 included incentive distributions payable to the General Partner to the extent the quarterly distribution exceeded $.55 per unit.

The subordination period ended as a result of the conversion into common units of all remaining outstanding subordinated units (but not class B subordinated units) as described above. Beginning with the fiscal quarter ended August 31, 2001, and as long as class B subordinated units are outstanding, Heritage will distribute available cash, excluding any available cash to be distributed to the class C unitholders, as follows:

          o First, 97% to the holders of common units, pro rata, 1% to U.S. Propane in respect of its limited partner interest in the Operating Partnership and 2% to the general partner, until the holders of common units have received $0.50 per common unit for such quarter and any prior quarter in which they failed to receive $0.50 per common unit;

          o Second, 97% to the holders of class B subordinated units, pro rata, 1% to U.S. Propane in respect of its limited partner interest in the Operating Partnership and 2% to the general partner, until the holders of class B subordinated units have received $0.50 per unit for such quarter;

          o Third, 97% to all common unitholders and class B subordinated units, pro rata, 1% to U.S. Propane in respect of its limited partner interest in the Operating Partnership and 2% to the general partner, until all common unitholders have received at least $0.55 per unit for such quarter;

          o Fourth, 84% to all common unitholders and class B subordinated unitholders, 1% to U.S. Propane in respect of its limited partner interest in the Operating Partnership and 13% to the holders of incentive distribution rights, pro rata and 2% to the general partner, until all common unitholders have received at least $0.635 per unit for such quarter;

          o Fifth, 74% to all common unitholders and class B subordinated unitholders, pro rata, 1% to U.S. Propane in respect of its limited partner interest in the Operating Partnership, 23% to the holders of incentive distribution rights, pro rata, and 2% to the general partner, until all common unitholders have received at least $0.825 per unit for such quarter; and

          o Sixth, thereafter 49% to all common unitholders and class B subordinated unitholders, pro rata, 1% to U.S. Propane in respect of its limited partner interest in the Operating Partnership, 48% to the holders of incentive distribution rights, pro rata, and 2% to the general partner.


If the common unitholders have not approved the conversion of class B subordinated units into common units by December 31, 2001, then the amount distributed to each class B subordinated unit pursuant to the second through sixth clauses above will be equal to 115% of the amount distributed to each common unit pursuant to each such clause.

If the conversion of the class B subordinated units is approved, each class B subordinated unit will be converted into one common unit and will then participate pro rata with the other common units in distributions of available cash. After the conversion of the class B subordinated units into common units, Heritage will distribute available cash, excluding any available cash to be distributed to the class C unitholders as follows:

          o First, 97% to all unitholders, pro rata, 1% to U.S. Propane in respect of its limited partner interest in the Operating Partnership and 2% to the general partner, until all unitholders have received $0.50 per unit for such quarter and any prior quarter;

          o Second, 97% to all unitholders, pro rata, 1% to U.S. Propane in respect of its limited partner interest in the Operating Partnership and 2% to the general partner, until all unitholders have received $0.55 per unit for such quarter;

          o Third, 84% to all unitholders, pro rata, 1% to U.S. Propane in respect of its limited partner interest in the Operating Partnership, 13% to the holders of incentive distribution rights, pro rata, and 2% to the general partner, until all common unitholders have received at least $0.635 per unit for such quarter;

          o Fourth, 74% to unitholders, pro rata, 1% to U.S. Propane in respect of its limited partner interest in the Operating Partnership, 23% to the holders of incentive distribution rights, pro rata and 2% to the general partner, until all common unitholders have received at least $0.825 per unit for such quarter;

          o Fifth, thereafter 49% to all unitholders, pro rata, 1% to U.S. Propane in respect of its limited partner interest in the Operating Partnership, 48% to the holders of incentive distribution rights, pro rata, and 2% to the general partner.


RESTRICTED UNIT PLAN

The General Partner has adopted the Amended and Restated Restricted Unit Plan dated August 10, 2000 (the "Restricted Unit Plan"), for certain directors and key employees of the general partner and its affiliates. The Restricted Unit Plan covers rights to acquire 146,000 common units. The right to acquire the common units under the Restricted Unit Plan, including any forfeiture or lapse of rights is available for grant to key employees on such terms and conditions (including vesting conditions) as the Compensation Committee of the general partner shall determine. Each director shall automatically receive a Director's grant with respect to 500 common units on each September 1 that such person continues as a director. Newly elected directors are also entitled to receive a grant with respect to 2,000 common units upon election or appointment to the Board. Directors who are employees of TECO, Atmos, Piedmont or AGL or their affiliates are not entitled to receive a Director's grant of common units. Generally, the rights to acquire the common units will vest upon the later to occur of (i) the three-year anniversary of the grant date, or (ii) the conversion of the Subordinated units to common units. Grants made after the conversion of all of the Subordinated units to common units shall vest on such terms as the Committee may establish, which may include the achievement of performance objectives. In the event of a "change of control" (as defined in the Restricted Unit Plan), all rights to acquire common units pursuant to the Restricted Unit Plan will immediately vest.

The issuance of the common units pursuant to the Restricted Unit Plan is intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation in respect of the common units. Therefore, no consideration will be payable by the plan participants upon vesting and issuance of the common units. As of August 31, 2001, 34,050 restricted units are outstanding and 31,150 are available for grants to non-employee directors and key employees.

Subsequent to August 31, 2001, 1,750 additional Phantom Units vested pursuant to the vesting rights of the Restricted Unit Plan and common units were issued. During fiscal 2000, 21,300 of these Phantom Units were granted by Predecessor Heritage to non-employee directors and key employees of Predecessor Heritage. As of August 31, 2000, 80,800 Phantom Units were awarded of which 4,500 grants vested pursuant to the vesting rights of the Restricted Unit Plan and 71,300 vested in accordance with the change of control that occurred with the General Partner. Compensation expense of $323 and $549 was recognized for fiscal year 2001 and the eight months ended August 31, 2000, respectively on the units, which vested due to the change in control of the General Partner. Individuals holding the remaining 5,000 grants waived their rights to vesting under the change of control and compensation cost related to such units will be recognized over the vesting period of the related awards. During fiscal 2001, 750 additional Phantom Units vested pursuant to the vesting rights of the Restricted Unit Plan and Common Units were issued. Heritage applies APB Opinion No. 25 "Accounting for Stock Issued to Employees". Heritage follows the disclosure only provision of Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-based Compensation". Pro forma net income and net income per limited partner unit under the fair value method of accounting for equity instruments under SFAS No. 123 would be the same as reported net income and net income per limited partner unit.

LONG-TERM INCENTIVE PLAN

Effective September 1, 2000, Heritage adopted a long-term incentive plan whereby units will be awarded based on achieving certain targeted levels of Distributed Cash per unit. Awards under the program will be made starting in 2003 based upon the average of the prior three years' Distributed Cash per unit. A minimum of 250,000 units and a maximum of 500,000 units will be awarded. Compensation expense of $756 was recognized for the year ended August 31, 2001.

7. PROFIT SHARING AND 401(K) SAVINGS PLAN:

Heritage sponsors a defined contribution profit sharing and 401(k) savings plan (the "Plan"), which covers all employees subject to service period requirements. Contributions are made to the Plan at the discretion of the Board of Directors and are allocated to eligible employees as of the last day of the plan year based on their pro rata share of total contributions. Employer matching contributions are calculated using a discretionary formula based on employee contributions. Prior to 2001, employer matching contributions were entirely discretionary. Heritage did not recognize any expense under the profit sharing provision of the Plan during the year ended August 31, 2001 or the period ended August 31, 2000. The company made matching contributions of $2,260 and $0 to the 401(k) savings plan for the year ended August 31, 2001 and the period ended August 31, 2000, respectively.

8. RELATED PARTY TRANSACTIONS:

Heritage has no employees and is managed by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Heritage, and all other necessary or appropriate expenses allocable to Heritage or otherwise reasonably incurred by the General Partner in connection with operating Heritage's business. These costs, which totaled approximately $93,442 for the year ended August 31, 2001 and $5,977 for the period ended August 31, 2000, include compensation and benefits paid to officers and employees of the General Partner.

TECO performed certain services for Peoples Gas, which were billed at actual cost. In addition, common general and administrative salary and other operating costs and expenses were allocated to Peoples Gas based upon methods considered reasonable by management. Such charges for employee services amounted to $1,836 and $1,697 for the eight months ended August 31, 2000 and 1999, respectively, and $2,906 and $2,160 for the years ended 1999 and 1998 respectively.

Accounts payable to related companies are non-interest bearing. Accounts payable to related companies include amounts payable from Heritage to the General Partner of $6,360 and $2,675 as of August 31, 2001 and 2000 respectively and $1,577 and $1,139 payable to Bi-State Partnership as of August 31, 2001 and 2000, respectively.

9. REPORTABLE SEGMENTS:

Heritage's financial statements reflect four reportable segments: the domestic retail operations of Heritage, the domestic wholesale operations of Heritage, the foreign wholesale operations of M-P Energy Partnership, and the trading activities of Resources. Heritage's reportable domestic and wholesale fuel segments are strategic business units that sell products and services to different types of users: retail and wholesale customers. Intersegment sales by the foreign wholesale segment to the domestic segment are priced in accordance with the partnership agreement. Resources is a trading company that buys and sells financial instruments for its own account. Heritage manages these segments separately as each segment involves different distribution, sale and marketing strategies. Heritage evaluates the performance of its operating segments based on operating income. The operating income below does not reflect domestic and foreign selling, general, and administrative expenses of $15,716 and $1,019 for the year ended August 31, 2001 and the period ended August 31, 2000, respectively. The following table presents financial information by segment for the following periods:

                                                For the Eight Months Ended      For Years Ended
                           For the Year Ended           August 31,                December 31,
                               August 31,       --------------------------   ---------------------
                                 2001               2000           1999        1999         1998
                               --------           --------      --------     --------     --------
                                                               (Unaudited)
Gallons:
   Domestic retail fuel         330,242             38,268        22,118       33,608       30,921
   Domestic wholesale fuel       12,741                562            --           --           --
   Foreign wholesale fuel
     Affiliated                  86,166              5,118            --           --           --
     Unaffiliated                88,882              6,245            --           --           --
   Elimination                  (86,166)            (5,118)           --           --           --
                               --------           --------      --------     --------     --------
       Total                    431,865             45,075        22,118       33,608       30,921
                               ========           ========      ========     ========     ========


                                                For the Eight Months Ended         For Years Ended
                           For the Year Ended           August 31,                    December 31,
                               August 31,       --------------------------     -----------------------
                                 2001               2000           1999          1999           1998
                           ------------------     ---------      ---------     ---------     ---------
                                                               (Unaudited)

Revenues:
   Domestic retail fuel     $ 440,527             $  43,815      $  21,766     $  34,045     $  30,187
   Domestic wholesale
     fuel                       9,902                   415             --            --            --
   Foreign wholesale fuel
     Affiliated                55,798                 3,132             --            --            --
     Unaffiliated              49,977                 3,392             --            --            --
   Elimination                (55,798)               (3,132)            --            --            --
   Liquids marketing          172,875                12,262             --            --            --
   Other domestic revenues     42,172                 3,188             --            --            --
                            ---------             ---------      ---------     ---------     ---------
       Total                $ 715,453             $  63,072      $  21,766     $  34,045     $  30,187
                            =========             =========      =========     =========     =========

                                                For the Eight Months Ended      For Years Ended
                           For the Year Ended           August 31,               December 31,
                               August 31,       --------------------------   ---------------------
                                 2001               2000          1999         1999         1998
                           ------------------     --------      --------     --------     --------
                                                               (Unaudited)
Operating Income:
   Domestic retail fuel         $ 69,416          $   (578)     $  2,666     $  2,885     $  3,961
   Domestic wholesale
     fuel                         (1,163)               17            --           --           --
   Foreign wholesale fuel             --                --            --           --           --
     Affiliated                      578                --            --           --           --
     Unaffiliated                  1,996               142            --           --           --
   Elimination                      (578)               --            --           --           --
   Liquids marketing                (110)              724            --           --           --
                                --------          --------      --------     --------     --------
       Total                    $ 70,139          $    305      $  2,666     $  2,885     $  3,961
                                ========          ========      ========     ========     ========

                          August 31, 2001    August 31, 2000    August 31, 1999    December 31, 1999    December 31, 1998
                          ---------------    ---------------    ---------------    -----------------    -----------------
                                                                  (Unaudited)
Total Assets:
   Domestic retail            $682,906           $577,816           $ 39,481           $ 43,724             $ 37,206
   Domestic wholesale           19,533             12,790                 --                 --                   --
   Foreign wholesale             8,467              7,918                 --                 --                   --
   Liquids marketing            35,127              7,747                 --                 --                   --
   Corporate                    12,134              9,508                 --                 --                   --
                              --------           --------           --------           --------             --------
         Total                $758,167           $615,779           $ 39,481           $ 43,724             $ 37,206
                              ========           ========           ========           ========             ========

                                                    For the Eight Months Ended      For Years Ended
                              For the Year Ended           August 31,               December 31,
                                   August 31,       --------------------------   ---------------------
                                     2001               2000          1999         1999         1998
                              ------------------     --------      --------     --------     --------
                                   -------           -------       -------      -------       -------
Depreciation and amortization:
   Domestic retail fuel            $40,135           $ 4,673       $ 2,037      $ 3,088       $ 2,855
   Domestic wholesale                  277                 8            --           --            --
   Foreign wholesale                    19                 5            --           --            --
   Liquids marketing                    --                --            --           --            --
                                   -------           -------       -------      -------       -------
         Total                     $40,431           $ 4,686       $ 2,037      $ 3,088       $ 2,855
                                   =======           =======       =======      =======       =======



10. SIGNIFICANT INVESTEE:

At August 31, 2001, Heritage held a 50 percent interest in Bi-State Partnership. Heritage accounts for its 50 percent interest in Bi-State Partnership under the equity method. Heritage's investment in Bi-State Partnership totaled $6,610 and $5,550 at August 31, 2001 and 2000, respectively. Heritage received distributions from Bi-State Partnership in the amount of $125 and $0 for the year ended August 31, 2001, and for the one month period ended August 31, 2000, respectively.

Bi-State Partnership's financial position is summarized below:

                       August 31,   August 31,
                         2001         2000
                       ----------   ----------
Current assets          $ 2,783      $ 2,290
Noncurrent assets        13,899       14,071
                        -------      -------
                        $16,682      $16,361
                        =======      =======

Current liabilities     $ 1,722      $ 3,296
Long-term debt            3,131        3,525
Partners' capital:
     Heritage             6,610        5,550
     Other partner        5,219        3,990
                        -------      -------
                        $16,682      $16,361
                        =======      =======

Bi-State Partnership's results of operations for the year ended August 31, 2001 are summarized below. The results of operations for the eight month period ended August 31, 2000 includes only one month of operations of Bi-State Partnership due to the U.S. Propane merger and it is not presented due to insignificance.

                         2001
                       -------
Revenues               $19,172
Gross profit             8,012
Net income:
     Heritage            1,186
     Other partner       1,353


11. QUARTERLY FINANCIAL DATA (UNAUDITED):

Summarized unaudited quarterly financial data is presented below. The sum of net income (loss) per limited partner unit by quarter may not equal the net income
(loss) per limited partner unit for the year due to variations in the weighted average units outstanding used in computing such amounts. Heritage's business is seasonal due to weather conditions in its service areas. Propane sales to residential and commercial customers are affected by winter heating season requirements, which generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Sales to industrial and agricultural customers are much less weather sensitive.

                                                         Quarter Ended
                                     ------------------------------------------------------
Fiscal  2001:                        November 30    February 28     May 31        August 31
                                     -----------    -----------    ---------      ---------
Revenues                               $ 165,845     $ 326,760     $ 132,153      $  90,695
Operating income (loss)                   10,573        52,630         2,476        (11,256)
Net income (loss)                          1,963        43,330        (5,845)       (19,738)
Basic and diluted net income
   (loss) per limited partner unit     $     .15     $    3.30     $    (.48)     $   (1.54)


                                           Quarter Ended          Two-months
Eight Months ended                     ----------------------       Ended
   August 31, 2000:                    March 31     June 30       August 31
                                       --------     --------      ---------
Revenues                               $ 14,377     $  9,287      $ 39,408
Operating income (loss)                   2,413         (443)       (2,684)
Net income (loss)                         1,457         (335)       (4,968)
Basic and diluted net income
   (loss) per limited partner unit     $    .84     $   (.19)     $   (.87)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
  Heritage Propane Partners, L.P.:


We have audited the accompanying consolidated statements of operations, partners' capital and cash flows of Heritage Propane Partners, L.P. ("Predecessor Heritage", a Delaware limited partnership) and subsidiaries for the period ended August 9, 2000, and the year ended August 31, 1999. These financial statements are the responsibility of Predecessor Heritage's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Heritage Propane Partners, L.P. ("Predecessor Heritage") and subsidiaries for the period ended August 9, 2000, and the year ended August 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                                 /s/ Arthur Andersen LLP
                                                 -----------------------

Tulsa, Oklahoma
    October 26, 2000
    (except with respect to
    the matter discussed in Note
    12, as to which the date is
    October 19, 2001)

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                                  (PREDECESSOR)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per unit and unit data)

                                                            For the Year
                                          For the Period       Ended
                                          Ended August 9,    August 31,
                                               2000             1999
                                          ---------------   ------------
REVENUES:
   Retail fuel                             $   178,906      $   137,403
   Wholesale fuel                               35,145           24,018
   Liquids marketing                             4,300               --
   Other                                        24,140           22,599
                                           -----------      -----------
     Total revenues                            242,491          184,020
                                           -----------      -----------

COSTS AND EXPENSES:
   Cost of products sold                       136,462           87,267
   Cost of liquids marketing                     4,283               --
   Operating expenses                           55,154           51,201
   Depreciation and amortization                17,143           14,749
   Selling, general and administrative           5,974            6,236
                                           -----------      -----------
     Total costs and expenses                  219,016          159,453
                                           -----------      -----------

OPERATING INCOME                                23,475           24,567

OTHER INCOME (EXPENSE):
   Interest expense                            (17,664)         (15,915)
   Equity in earnings of affiliates                614            1,005
   Gain on disposal of assets                      514              722
   Other                                            (3)            (263)
                                           -----------      -----------

INCOME BEFORE MINORITY INTERESTS                 6,936           10,116

   Minority interests                             (432)            (454)
                                           -----------      -----------

NET INCOME                                       6,504            9,662

GENERAL PARTNER'S INTEREST IN
   NET INCOME                                       65               97
                                           -----------      -----------

LIMITED PARTNERS' INTEREST IN
   NET INCOME                              $     6,439      $     9,565
                                           ===========      ===========

BASIC NET INCOME  PER LIMITED
   PARTNER UNIT                            $       .66      $      1.11
                                           ===========      ===========

BASIC WEIGHTED AVERAGE NUMBER OF
   UNITS OUTSTANDING                         9,712,927        8,589,335
                                           ===========      ===========

DILUTED NET INCOME  PER LIMITED
   PARTNER UNIT                            $       .66      $      1.11
                                           ===========      ===========

DILUTED WEIGHTED AVERAGE NUMBER
   OF UNITS OUTSTANDING                      9,788,093        8,645,958
                                           ===========      ===========

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                                  (PREDECESSOR)

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                        (in thousands, except unit data)

                                                                                                           Accumulated
                                            Number of Units                                                   Other        Total
                                      ------------------------     Common     Subordinated    General     Comprehensive  Partners'
                                        Common    Subordinated   Unitholders  Unitholders     Partner         Income      Capital
                                      ----------  ------------   -----------  ------------   ----------   ------------- ----------
BALANCE, AUGUST 31, 1998               4,876,725    3,702,943    $   20,775    $    6,041    $      273    $       --   $   27,089

Unit distribution                             --           --       (12,428)       (5,924)         (202)           --      (18,554)
Issuance of restricted Common Units       23,213           --           502            --            --            --          502
General Partner contribution                  --           --            --            --             5            --            5
Conversion of Subordinated Units         925,736     (925,736)        1,510        (1,510)           --            --           --
Other                                         --           --           240           115             3            --          358
Net income                                    --           --         6,478         3,087            97            --        9,662
                                      ----------   ----------    ----------    ----------    ----------    ----------   ----------

BALANCE, AUGUST 31, 1999               5,825,674    2,777,207        17,077         1,809           176            --       19,062

Unit distribution                             --           --       (15,393)       (6,248)         (256)           --      (21,897)
Issuance of restricted Common Units      184,030           --         4,064            --            --            --        4,064
Issuance of Common Units               1,200,000           --        24,054            --            --            --       24,054
General Partner contribution                  --           --            --            --           278            --          278
Conversion of Subordinated Units         925,736     (925,736)       (1,480)        1,480            --            --           --
Conversion of Phantom Units                4,500           --            29           (28)           (1)           --           --
Other                                         --           --           283            75             4            --          362
Other comprehensive income - net
  gain on hedging instruments                 --           --            --            --            --         3,289        3,289
Net income                                    --           --         5,246         1,193            65            --        6,504
                                      ----------   ----------    ----------    ----------    ----------    ----------   ----------

BALANCE, AUGUST 9, 2000                8,139,940    1,851,471    $   33,880    $   (1,719)   $      266    $    3,289   $   35,716
                                      ==========   ==========    ==========    ==========    ==========    ==========   ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                                  (PREDECESSOR)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        For the Period   For the Year
                                                                            Ended           Ended
                                                                           August 9,      August 31,
                                                                              2000           1999
                                                                       ---------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $   6,504      $   9,662
     Reconciliation of net income to net cash provided by
       operating activities-
     Depreciation and amortization                                            17,143         14,749
     Provision for losses on accounts receivable                                 328            338
     Gain on disposal of assets                                                 (514)          (722)
     Deferred compensation on restricted units                                   362            358
     Undistributed earnings of affiliates                                       (654)          (534)
     Minority interests                                                           91            (92)
     Changes in assets and liabilities, net of effect of acquisitions:
       Accounts receivable                                                    (7,138)          (848)
       Inventories                                                            (5,627)        (1,718)
       Prepaid expenses                                                         (541)           310
       Intangibles and other assets                                             (851)           883
       Accounts payable                                                        5,901          2,947
       Accrued and other current liabilities                                    (860)        (1,720)
                                                                           ---------      ---------
         Net cash provided by operating activities                            14,144         23,613
                                                                           ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired                          (46,801)       (17,931)
   Capital expenditures                                                      (12,931)       (14,974)
   Proceeds from asset sales                                                   1,449          2,106
                                                                           ---------      ---------
         Net cash used in investing activities                               (58,283)       (30,799)
                                                                           ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                  159,070         85,250
   Principal payments on debt                                               (116,918)       (59,673)
   Unit distribution                                                         (21,897)       (18,554)
   Net proceeds from issuance of common units                                 24,054             --
   Capital contribution from General Partner                                     278              5
                                                                           ---------      ---------
         Net cash provided by financing activities                            44,587          7,028
                                                                           ---------      ---------

INCREASE (DECREASE) IN CASH                                                      448           (158)

CASH, beginning of period                                                      1,679          1,837
                                                                           ---------      ---------

CASH, end of period                                                        $   2,127      $   1,679
                                                                           =========      =========

NONCASH FINANCING ACTIVITIES:
   Notes payable incurred on noncompete agreements                         $   3,575      $   3,332
                                                                           =========      =========
   Issuance of restricted common units in connection
      with certain acquisitions                                            $   4,064      $     502
                                                                           =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for interest                                $  18,377      $  15,655
                                                                           =========      =========
   Other comprehensive income                                              $   3,289      $      --
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                                  (PREDECESSOR)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollar amounts in thousands, except unit and per unit data)

1. OPERATIONS AND ORGANIZATION:

Heritage Propane Partners, L.P. ("Predecessor Heritage") was formed April 24, 1996, as a Delaware limited partnership, to acquire, own and operate the propane business of Heritage Holdings, Inc. ("General Partner") In order to simplify Predecessor Heritage's obligation under the laws of several jurisdictions in which Heritage conducts business, Predecessor Heritage's activities are conducted through a subsidiary operating partnership, Heritage Operating, L.P. (the "Operating Partnership"). Predecessor Heritage holds a 98.9899 percent limited partner interest and the General Partner holds a 1.0101 percent general partner interest in the Operating Partnership.

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

INCOME TAXES

Predecessor Heritage is a limited partnership. As a result, Predecessor Heritage's earnings or losses for federal income tax purposes are included in the tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the partnership agreement.

INCOME PER LIMITED PARTNER UNIT

Basic net income per limited partner unit is computed by dividing net income, after considering the General Partner's one percent interest, by the weighted average number of Common and Subordinated Units outstanding. Diluted net income per limited partner unit is computed by dividing net income, after considering the General Partner's one percent interest, by the weighted average number of Common and Subordinated Units outstanding and the weighted average number of Restricted Units ("Phantom Units") granted under the Restricted Unit Plan (see
Note 5). A reconciliation of net income and weighted average units used in computing basic and diluted earnings per unit is as follows:

                                                             Period         Year
                                                              Ended         Ended
                                                            August 9,     August 31,
                                                           ----------     ----------
                                                              2000            1999
                                                           ----------     ----------
BASIC NET INCOME PER LIMITED PARTNER UNIT:
Limited partners' interest in net income                   $    6,439     $    9,565
                                                           ==========     ==========

Weighted average limited partner units                      9,712,927      8,589,335
                                                           ==========     ==========

Basic net income per limited partner unit                  $      .66     $     1.11
                                                           ==========     ==========
DILUTED NET INCOME PER LIMITED PARTNER UNIT:
Limited partners' interest in net income                   $    6,439     $    9,565
                                                           ==========     ==========

Weighted average limited partner units                      9,712,927      8,589,335
Dilutive effect of Phantom Units                               75,166         56,623
                                                           ----------     ----------
Weighted average limited partner units, assuming
   dilutive effect of Phantom Units                         9,788,093      8,645,958
                                                           ==========     ==========

Diluted net income per limited partner unit                $      .66     $     1.11
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

RECLASSIFICATIONS

Certain 1999 amounts have been reclassified to conform with the 2000 presentation. These reclassifications have no impact on net income.

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

4. COMMITMENTS AND CONTINGENCIES:

Certain property and equipment is leased under noncancelable leases, which require fixed monthly rental payments and expire at various dates through 2008. Rental expense under these leases totaled approximately $1,366 for the period ended August 9, 2000 and $1,554 for fiscal 1999.

5. PARTNERS' CAPITAL:

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

QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

Predecessor Heritage is expected to make quarterly cash distributions of all of its Available Cash, generally defined as consolidated cash receipts less consolidated operating expenses, debt service payments, maintenance capital expenditures and net changes in reserves established by the General Partner for future requirements. These reserves are retained to provide for the proper conduct of Predecessor Heritage's business, or to provide funds for distributions with respect to any one or more of the next four fiscal quarters.

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

In general, the Subordination Period will continue indefinitely until the first day of any quarter beginning after May 31, 2001, in which distributions of Available Cash equal or exceed the Minimum Quarterly Distribution ("MQD") on the Common Units and the Subordinated Units for each of the three consecutive four-quarter periods immediately preceding such date. Pursuant to the terms of the Partnership Agreement, 925,736 Subordinated Units held by the General Partner converted to Common Units on July 7, 1999, and an additional 925,736 converted on July 5, 2000. The conversion of these units was dependent on meeting certain cash performance and distribution requirements during the period that commenced with Predecessor Heritage's public offering in June of 1996. The subordination period applicable to the remaining Subordinated Units will end the first day of any quarter ending after May 31, 2001, in which certain cash performance and distribution requirements have been met. Upon expiration of the Subordination Period, all remaining Subordinated Units will convert to Common Units.

Predecessor Heritage is expected to make distributions of its Available Cash within 45 days after the end of each fiscal quarter ending November, February, May and August to holders of record on the applicable record date. A pro rata MQD of $.353 per Common and Subordinated Unit was made on October 15, 1996 for the two month period between Predecessor Heritage's initial public offering and the quarter ended August 31, 1996. The M Q D was made to the Common and Subordinated Unitholders for the quarters ended November 30, 1996 through August 31, 1998. For the quarter ended November 30, 1998, a quarterly distribution of $.5125 was paid to the Common and Subordinated Unitholders. For each of the quarters ended February 28, 1999 through and including May 31, 2000, quarterly distributions of $.5625, respectively, were paid to the Common and Subordinated Unitholders. The quarterly distributions for the quarters ended February 28, 1999 through May 31, 2000 included incentive distributions payable to the General Partner to the extent the quarterly distribution exceeded $.55 per unit.


RESTRICTED UNIT PLAN

The General Partner adopted a Restricted Unit Plan (the "Restricted Unit Plan") for its non-employee directors and key employees of the General Partner and its affiliates effective June 1996. Rights to acquire 146,000 Common Units ("Phantom Units") are available under the Restricted Unit Plan and may be granted to employees from time to time at the discretion of the Restricted Unit Plan Committee. Commencing on September 1, 1996 and on each September 1 thereafter that the Restricted Unit Plan is in effect, each director who is in office automatically receives 500 units. The Phantom Units vest upon, and in the same proportions as (1) the conversion of Predecessor Heritage's Subordinated Units into Common Units or if later, (2) the third anniversary of their grant date, and (3) terms and conditions specified by each grant. During fiscal 1999, 21,300 of these Phantom Units were granted to non-employee directors and key employees. During fiscal 1998, 20,200 of these Phantom Units were granted to non-employee directors and key employees. As of August 31, 1999, Phantom Units with a value of $1,346 have been awarded and the compensation cost related to such units will be recognized over the vesting period of the related awards. Predecessor Heritage applies APB Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost and directors' fee expense of $362 and $358 was recorded for the period ended August 9, 2000 and fiscal 1999, respectively, related to the issuance of the units. Subsequent to August 31, 1999, 4,500 of Phantom Unit grants vested pursuant to the vesting rights of the Restricted Unit Plan. Predecessor Heritage follows the disclosure only provision of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation". Proforma net income and net income per limited partner unit under the fair value method of accounting for equity instruments under SFAS No. 123 would be the same as reported net income and net income per limited partner unit.

6. REGISTRATION STATEMENTS:

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

Effective September 13, 1999, Predecessor Heritage registered $150.0 million of Common Units and Debt Securities on Form S-3 that may be offered for sale in one or more offerings. On October 25, 1999, Predecessor Heritage issued a prospectus supplement offering 1,200,000 Common Units, representing limited partner interests in Predecessor Heritage. The underwriters delivered the Common Units to purchasers on October 28, 1999 at a public offering price of $22.00 per Common Unit. Predecessor Heritage used the net proceeds of approximately $24.0 million from this offering to repay a portion of the outstanding indebtedness under its acquisition facility that was incurred to acquire propane businesses.

7. PROFIT SHARING AND 401(K) SAVINGS PLAN:

Predecessor Heritage sponsors a defined contribution profit sharing and 401(k) savings plan (the "Plan"), which covers all employees subject to service period requirements. Contributions are made to the Plan at the discretion of the Board of Directors. Total expense under the profit sharing provision of the Plan during the period ended August 9, 2000 and the year ended August 31, 1999 was $0 and $425, respectively.

8. RELATED PARTY TRANSACTIONS:

Predecessor Heritage has no employees and is managed by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Predecessor Heritage, and all other necessary or appropriate expenses allocable to Predecessor Heritage or otherwise reasonably incurred by the General Partner in connection with operating Predecessor Heritage's business. These costs, which totaled approximately $40,742 and $38,314 for the period ended August 9, 2000 and the year ended August 31, 1999, respectively, include compensation and benefits paid to officers and employees of the General Partner. At August 31, 1999 accounts payable included amounts payable from Predecessor Heritage to the General Partner of $1,964.


9. REPORTABLE SEGMENTS:

Predecessor Heritage's financial statements reflect four reportable segments: the domestic retail operations of Predecessor Heritage, the domestic wholesale operations of Predecessor Heritage, the foreign wholesale operations of M-P Energy Partnership, and the trading activities of Resources. Predecessor Heritage's reportable domestic and wholesale fuel segments are strategic business units that sell products and services to different types of users: retail and wholesale customers. Intersegment sales by the foreign wholesale segment to the domestic segment are priced in accordance with the partnership agreement. Resources is a trading company that buys and sells financial instruments for its own account. Predecessor Heritage manages these segments separately as each segment involves different distribution, sale and marketing strategies. Predecessor Heritage evaluates the performance of its operating segments based on operating income. The operating income below does not reflect domestic and foreign selling, general, and administrative expenses of $5,974 and $6,236 for the period ended August 9, 2000 and for the year ended August 31, 1999, respectively.

The following table presents financial information by segment for the period ended August 9, 2000 and the year ended August 31, 1999:

                                   August 9,      August 31,
                                      2000           1999
                                   ---------      ---------
Gallons:
     Domestic retail fuel            170,891        159,938
     Domestic wholesale fuel           7,113          7,795
     Foreign wholesale fuel
         Affiliated                   63,390         56,869
         Unaffiliated                 75,514         73,337
     Elimination                     (63,390)       (56,869)
                                   ---------      ---------
         Total                       253,518        241,070
                                   =========      =========

Revenues:
     Domestic retail fuel          $ 178,906      $ 137,403
     Domestic wholesale fuel           4,342          3,409
     Foreign wholesale fuel
         Affiliated                   29,038         16,903
         Unaffiliated                 30,803         20,628
     Elimination                     (29,038)       (16,903)
     Liquids marketing                 4,300             --
     Other domestic revenues          24,140         22,580
                                   ---------      ---------
         Total                     $ 242,491      $ 184,020
                                   =========      =========

Operating Income:
     Domestic retail               $  27,670      $  29,659
     Domestic wholesale fuel             259            162
     Foreign wholesale fuel
         Affiliated                      541            494
         Unaffiliated                  1,528            982
     Elimination                        (541)          (494)
     Liquids marketing                    (8)            --
                                   ---------      ---------
         Total                     $  29,449      $  30,803
                                   =========      =========

Depreciation and amortization:
     Domestic retail fuel          $  17,105      $  14,691
     Domestic wholesale                   31             45
     Foreign wholesale                     7             13
                                   ---------      ---------
         Total                     $  17,143      $  14,749
                                   =========      =========

10. SIGNIFICANT INVESTEE:

At August 31, 1999, Predecessor Heritage held a 50 percent interest in Bi-State Partnership. Predecessor Heritage accounts for its 50 percent interest in Bi-State Partnership under the equity method. Predecessor Heritage received distributions from Bi-State Partnership in the amount of $200 and $470 for the period ended August 9, 2000, and for the year ended August 31, 1999, respectively.


Bi-State Partnership's results of operations for the period ended August 9, 2000 and the fiscal year ended August 31, 1999 are summarized below:

                         2000        1999
                       -------     -------
Revenues               $12,298     $12,627
Gross profit             6,008       7,356
Net income:
     Heritage              613       1,004
     Other partner         753       1,149

11. QUARTERLY FINANCIAL DATA (UNAUDITED):

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

Fiscal 2000:                              Quarter Ended
                               ------------------------------------    Period Ended
                               November 30   February 28    May 31       August 9,
                               -----------   -----------   --------    ------------
Revenues                        $ 51,890      $102,160     $ 57,224      $ 31,217
Operating income (loss)            3,430        21,253        2,732        (3,940)
Net income (loss)                   (808)       16,971       (2,198)       (7,461)

Net income (loss) per unit-
  basic and diluted                (0.09)         1.70        (0.22)         (.72)


Fiscal 1999:                                       Quarter Ended
                               ----------------------------------------------------
                               November 30   February 28    May 31       August 31,
                               -----------   -----------   --------      ----------

Revenues                        $ 41,558      $ 68,498     $ 43,150      $ 30,814
Operating income (loss)            4,563        18,070        5,009        (3,075)
Net income (loss)                  1,215        14,404        1,344        (7,301)
Net income (loss) per unit-
  basic and diluted                 0.14          1.66         0.15         (0.84)


12. SUBSEQUENT EVENT:

On August 22, 2001, the final payment to settle the working capital adjustment was made to the partners of U.S. Propane. Total payments made to settle the working capital adjustment were approximately $12,900. Accordingly, an additional amount of approximately $7,900 was recorded as goodwill (See Note 1).

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


                                     HERITAGE PROPANE PARTNERS, L.P.

                                     By Heritage Holdings, Inc.
                                        (General Partner)

                                     By: /s/ H. Michael Krimbill
                                         -------------------------------------
                                         H. Michael Krimbill
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


         Signature                             Title                                  Date

/s/ H. Michael Krimbill              President and Chief                       November 29, 2001
-----------------------------        Executive Officer and Director
H. Michael Krimbill                  (Principal Executive Officer)

/s/ James E. Bertelsmeyer            Chairman of the Board and                 November 29, 2001
-----------------------------        Director
James E. Bertelsmeyer

/s/ Larry J. Dagley                  Vice President and Chief                  November 29, 2001
-----------------------------        Financial Officer (Principal Financial
Larry J. Dagley                      and Accounting Officer)

/s/ Bill W. Byrne                    Director                                  November 29, 2001
-----------------------------
Bill W. Byrne

/s/ J. Charles Sawyer                Director                                  November 29, 2001
-----------------------------
J. Charles Sawyer

/s/ Stephen L. Cropper               Director                                  November 29, 2001
-----------------------------
Stephen L. Cropper

/s/ J. Patrick Reddy                 Director                                  November 29, 2001
-----------------------------
J. Patrick Reddy

/s/ Royston K. Eustace               Director                                  November 29, 2001
-----------------------------
Royston K. Eustace

/s/ William N. Cantrell              Director                                  November 29, 2001
-----------------------------
William N. Cantrell

/s/ Ware F. Schiefer                 Director                                  November 29, 2001
-----------------------------
Ware F. Schiefer

         Signature                          Title                                  Date

/s/  David J. Dzuricky               Director                                  November 29, 2001
-----------------------------
David J. Dzuricky

/s/  Clayton H. Preble               Director                                  November 29, 2001
-----------------------------
Clayton H. Preble

/s/  J.D. Woodward                   Director                                  November 29, 2001
-----------------------------
J.D. Woodward

/s/ Richard T. O'Brien               Director                                  November 29, 2001
-----------------------------
Richard T. O'Brien

                                INDEX TO EXHIBITS

         The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

          EXHIBIT
          NUMBER              DESCRIPTION
          -------             -----------

(1)         3.1               Agreement of Limited Partnership of Heritage
                              Propane Partners, L.P.

(10)        3.1.1             Amendment No. 1 to Amended and Restated Agreement
                              of Limited Partnership of Heritage Propane
                              Partners, L.P.

(*)         3.1.2             Amendment No. 2 to Amended and Restated Agreement
                              of Limited Partnership of Heritage Propane
                              Partners, L.P.

(1)         3.2               Agreement of Limited Partnership of Heritage
                              Operating, L.P.

(12)        3.2.1             Amendment No. 1 to Amended and Restated Agreement
                              of Limited Partnership of Heritage Operating, L.P.

(7)         10.1              First Amended and Restated Credit Agreement with
                              Banks Dated May 31, 1999

(8)         10.1.1            First Amendment to the First Amended and Restated
                              Credit Agreement dated as of October 15, 1999

(9)         10.1.2            Second Amendment to First Amended and Restated
                              Credit Agreement dated as of May 31, 2000

(10)        10.1.3            Third Amendment dated as of August 10, 2000 to
                              First Amended and Restated Credit Agreement

(13)        10.1.4            Fourth Amendment to First Amended and Restated
                              Credit Agreement dated as of December 28, 2000

(*)         10.1.5            Fifth Amendment to First Amended and Restated
                              Credit Agreement dated as of July 16, 2001

(1)         10.2              Form of Note Purchase Agreement (June 25, 1996)

(3)         10.2.1            Amendment of Note Purchase Agreement (June 25,
                              1996) dated as of July 25, 1996

(4)         10.2.2            Amendment of Note Purchase Agreement (June 25,
                              2996) dated as of March 11, 1997

(6)         10.2.3            Amendment of Note Purchase Agreement (June 25,
                              1996) dated as of October 15, 1998

(8)         10.2.4            Second Amendment Agreement dated September 1, 1999
                              to June 25, 1996 Note Purchase Agreement

(11)        10.2.5            Third Amendment Agreement dated May 31, 2000 to
                              June 25, 1996 Note Purchase Agreement and November
                              19, 1997 Note Purchase Agreement

(10)        10.2.6            Fourth Amendment Agreement dated August 10, 2000
                              to June 25, 1996 Note Purchase Agreement and
                              November 19, 1997 Note Purchase Agreement

          EXHIBIT
          NUMBER              DESCRIPTION
          -------             -----------

(13)        10.2.7            Fifth Amendment Agreement dated as of December 28,
                              2000 to June 25, 1996 Note Purchase Agreement,
                              November 19, 1997 Note Purchase Agreement and
                              August 10, 2000 Note Purchase Agreement

(1)         10.3              Form of Contribution, Conveyance and Assumption
                              Agreement among Heritage Holdings, Inc., Heritage
                              Propane Partners, L.P. and Heritage Operating,
                              L.P.

(1)         10.6              Restricted Unit Plan

(4)         10.6.1            Amendment of Restricted Unit Plan dated as of
                              October 17, 1996

(12)        10.6.2            Amended and Restated Restricted Unit Plan dated as
                              of August 10, 2000

(12)        10.7              Employment Agreement for James E. Bertelsmeyer
                              dated as of August 10, 2000

(12)        10.8              Employment Agreement for R. C. Mills dated as of
                              August 10, 2000

(12)        10.9              Employment Agreement for Larry J. Dagley dated as
                              of August 10, 2000

(12)        10.10             Employment Agreement for H. Michael Krimbill dated
                              as of August 10, 2000

(12)        10.11             Employment Agreement for Bradley K. Atkinson dated
                              as of August 10, 2000

(7)         10.12             First Amended and Restated Revolving Credit
                              Agreement between Heritage Service Corp. and Banks
                              Dated May 31, 1999

(*)         10.12.1           First Amendment to First Amended and Restated
                              Revolving Credit Agreement, dated October 15, 1999

(*)         10.12.2           Second Amendment to First Amended and Restated
                              Revolving Credit Agreement, dated August 10, 2000

(*)         10.12.3           Third Amendment to First Amended and Restated
                              Revolving Credit Agreement, dated December 28,
                              2000

(*)         10.12.4           Fourth Amendment to First Amended and Restated
                              Revolving Credit Agreement, dated July 16, 2001

(12)        10.13             Employment Agreement for Mark A. Darr dated as of
                              August 10, 2000

(12)        10.14             Employment Agreement for Thomas H. Rose dated as
                              of August 10, 2000

(12)        10.15             Employment Agreement for Curtis L. Weishahn dated
                              as of August 10, 2000

(5)         10.16             Note Purchase Agreement dated as of November 19,
                              1997

(6)         10.16.1           Amendment dated October 15, 1998 to November 19,
                              1997 Note Purchase Agreement

(8)         10.16.2           Second Amendment Agreement dated September 1, 1999
                              to November 19, 1997 Note Purchase Agreement and
                              June 25, 1996 Note Purchase Agreement

(9)         10.16.3           Third Amendment Agreement dated May 31, 2000 to
                              November 19, 1997 Note Purchase Agreement and June
                              25, 1996 Note Purchase Agreement

          EXHIBIT
          NUMBER              DESCRIPTION
          -------             -----------

(10)        10.16.4           Fourth Amendment Agreement dated August 10, 2000
                              to November 19, 1997 Note Purchase Agreement and
                              June 25, 1996 Note Purchase Agreement

(13)        10.16.5           Fifth Amendment Agreement dated as of December 28,
                              2000 to June 25, 1996 Note Purchase Agreement,
                              November 19, 1997 Note Purchase Agreement and
                              August 10, 2000 Note Purchase Agreement

(10)        10.17             Contribution Agreement dated June 15, 2000 among
                              U.S. Propane, L.P., Heritage Operating, L.P. and
                              Heritage Propane Partners, L.P.

(10)        10.17.1           Amendment dated August 10, 2000 to June 15, 2000
                              Contribution Agreement

(10)        10.18             Subscription Agreement dated June 15, 2000 between
                              Heritage Propane Partners, L.P. and individual
                              investors

(10)        10.18.1           Amendment dated August 10, 2000 to June 15, 2000
                              Subscription Agreement

(*)         10.18.2           Amendment Agreement dated January 3, 2001 to the
                              June 15, 2000 Subscription Agreement.

(10)        10.19             Note Purchase Agreement dated as of August 10,
                              2000

(13)        10.19.1           Fifth Amendment Agreement dated as of December 28,
                              2000 to June 25, 1996 Note Purchase Agreement,
                              November 19, 1997 Note Purchase Agreement and
                              August 10, 2000 Note Purchase Agreement

(14)        10.19.2           First Supplemental Note Purchase Agreement dated
                              as of May 24, 2001 to the August 10, 2000 Note
                              Purchase Agreement

(15)        10.20             Stock Purchase Agreement dated as of July 5, 2001
                              among the shareholders of ProFlame, Inc. and
                              Heritage Holdings, Inc.

(15)        10.21             Stock Purchase Agreement dated as of July 5, 2001
                              among the shareholders of Coast Liquid Gas, Inc.
                              and Heritage Holdings, Inc.

(15)        10.22             Agreement and Plan of Merger dated as of July 5,
                              2001 among California Western Gas Company, the
                              Majority Stockholders of California Western Gas
                              Company signatories thereto, Heritage Holdings,
                              Inc. and California Western Merger Corp.

(15)        10.23             Agreement and Plan of Merger dated as of July 5,
                              2001 among Growth Properties, the Majority
                              Shareholders signatories thereto, Heritage
                              Holdings, Inc. and Growth Properties Merger Corp.

(15)        10.24             Asset Purchase Agreement dated as of July 5, 2001
                              among L.P.G. Associates, the Shareholders of
                              L.P.G. Associates and Heritage Operating, L.P.

(15)        10.25             Asset Purchase Agreement dated as of July 5, 2001
                              among WMJB, Inc., the Shareholders of WMJB, Inc.
                              and Heritage Operating, L.P.

(15)        10.25.1           Amendment to Asset Purchase Agreement dated as of
                              July 5, 2001 among WMJB, Inc., the Shareholders of
                              WMJB, Inc. and Heritage Operating, L.P.

(*)         21.1              List of Subsidiaries

          EXHIBIT
          NUMBER              DESCRIPTION
          -------             -----------

(*)         23.3              Consent of Arthur Andersen LLP

(*)         99.1              Balance Sheet of Heritage Holdings, Inc. as of
                              August 31, 2001

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

(10) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 8-K dated August 23, 2000.

(11)      File as Exhibit 10.16.3.

(12) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-K for the year ended August 31, 2000.

(13) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q for the quarter ended February 28, 2001.

(14) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q for the quarter ended May 31, 2001.

(15) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 8-K dated August 15, 2001.

(*)       Filed Herewith.