Form 10-Q
period 2001-11-30
HERITAGE PROPANE PARTNERS L P
filed 2002-01-14
CIK 1012569

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001

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

Yes      X          No
    -----------        -----------

At January 3, 2002, the registrant had units outstanding as follows:

Heritage Propane Partners, L.P.       14,262,066    Common Units
                                       1,382,514    Subordinated Units

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

     ITEM 1.      FINANCIAL STATEMENTS

                  Consolidated Balance Sheets -
                       November 30, 2001 and August 31, 2001..................1

                  Consolidated Statements of Operations -
                      Three months ended November 30, 2001 and 2000 ..........2

                  Consolidated Statements of Comprehensive Income -
                      Three months ended November 30, 2001 and 2000...........3

                  Consolidated Statement of Partners' Capital
                      Three months ended November 30, 2001....................4

                  Consolidated Statements of Cash Flows
                      Three months ended November 30, 2001 and 2000...........5

                  Notes to Consolidated Financial Statements..................6


     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS....................12

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK............................................17


PART II                             OTHER INFORMATION

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K...........................19

     SIGNATURE

                         PART I - FINANCIAL INFORMATION

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        (in thousands, except unit data)

                                                                       November 30,     August 31,
                                                                           2001            2001
                                                                      -------------    -----------
                                                                       (unaudited)
                              ASSETS

CURRENT ASSETS:
   Cash                                                               $     8,173      $     5,620
   Marketable securities                                                    4,768            4,245
   Accounts receivable, net of allowance for doubtful accounts             57,469           40,221
   Inventories                                                             80,133           66,814
   Assets from liquids marketing                                            6,812            6,465
   Prepaid expenses and other                                               5,916           14,898
                                                                      -----------      -----------
     Total current assets                                                 163,271          138,263

PROPERTY, PLANT AND EQUIPMENT, net                                        403,313          394,742
INVESTMENT IN AFFILIATES                                                    7,067            6,920
INTANGIBLES AND OTHER ASSETS, net                                         218,885          218,242
                                                                      -----------      -----------

     Total assets                                                     $   792,536      $   758,167
                                                                      ===========      ===========


                 LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Working capital facility                                          $     48,500     $     19,900
   Accounts payable                                                        61,771           43,164
   Accounts payable to related companies                                    9,600            7,937
   Accrued and other current liabilities                                   32,001           33,404
   Liabilities from liquids marketing                                       9,336            7,130
   Current maturities of long-term debt                                    16,273           16,120
                                                                      -----------      -----------
     Total current liabilities                                            177,481          127,655

LONG-TERM DEBT,  less current maturities                                  423,753          423,748
MINORITY INTEREST                                                           5,077            5,350
COMMITMENTS AND CONTINGENCIES
                                                                      -----------      -----------

     Total liabilities                                                    606,311          556,753
                                                                      -----------      -----------


PARTNERS' CAPITAL:
   Common unitholders (14,262,066 and 14,260,316 units issued and outstanding at November 30, 2001 and August 31, 2001,
     respectively)                                                        177,561          190,548
   Class B subordinated unitholders (1,382,514 units issued and
     outstanding)                                                          14,229           15,532
   Class C unitholders (1,000,000 units issued and outstanding)                 -                -
   General partner                                                          1,764            1,875
   Accumulated other comprehensive loss                                    (7,329)          (6,541)
                                                                      -----------      -----------
     Total partners' capital                                              186,225          201,414
                                                                      -----------      -----------

     Total liabilities and partners' capital                          $   792,536      $   758,167
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands, except per unit and unit data)
                                  (unaudited)

                                                                 Three Months    Three Months
                                                                     Ended           Ended
                                                                 November 30,    November 30,
                                                                     2001            2000
                                                                -------------    ------------
       REVENUES:
          Retail fuel                                            $    83,200     $    87,752
          Wholesale fuel                                              12,593          16,581
          Liquids marketing                                           50,820          48,320
          Other                                                       15,490          13,192
                                                                 -----------     -----------
            Total revenues                                           162,103         165,845
                                                                 -----------     -----------

       COSTS AND EXPENSES:
          Cost of products sold                                       60,235          69,939
          Liquids marketing                                           54,145          47,790
          Operating expenses                                          31,844          25,589
          Depreciation and amortization                                9,058           9,562
          Selling, general and administrative                          2,951           2,392
                                                                 -----------     -----------
            Total costs and expenses                                 158,233         155,272
                                                                 -----------     -----------

       OPERATING INCOME                                                3,870          10,573

       OTHER INCOME (EXPENSE):
          Interest expense                                            (9,216)         (8,751)
          Equity in earnings of affiliates                               129             217
          Gain on disposal of assets                                     467             221
          Other                                                          (98)           (138)
                                                                 -----------     -----------

       INCOME (LOSS) BEFORE MINORITY  INTEREST                        (4,848)          2,122

          Minority interest                                               69            (159)
                                                                 -----------     -----------

       NET INCOME (LOSS)                                              (4,779)          1,963

       GENERAL PARTNER'S INTEREST IN
          NET INCOME (LOSS)                                              168              20
                                                                 -----------     -----------

       LIMITED PARTNERS' INTEREST IN
         NET INCOME (LOSS)                                       $    (4,947)    $     1,943
                                                                 ===========     ===========

       BASIC NET INCOME (LOSS) PER LIMITED
          PARTNER UNIT                                           $      (.32)    $       .15
                                                                 ===========     ===========

       BASIC WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING         15,644,580      12,980,181

       DILUTED NET INCOME (LOSS) PER LIMITED
         PARTNER UNIT                                            $      (.32)    $       .15
                                                                 ===========     ===========

       DILUTED WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING       15,644,580      13,004,901
                                                                 ===========     ===========



                  The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                           (in thousands, unaudited)



                                                     Three Months     Three Months
                                                         Ended            Ended
                                                     November 30,     November 30,
                                                         2001             2000
                                                    -------------     ------------
Net income (loss)                                     $ (4,779)        $  1,963

Other comprehensive loss
   Unrealized loss on derivative
     instruments                                        (2,755)          (3,416)
   Unrealized gain (loss) on
     available-for-sale securities                         377             (171)
                                                      --------         ---------

   Comprehensive loss                                 $ (7,157)        $ (1,624)
                                                      =========        =========


RECONCILIATION OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Balance, beginning of period                          $ (6,541)        $      -

Cumulative effect of the adoption of
  SFAS 133                                                   -            5,429
Current period reclassification to
  earnings                                               1,590             (864)
Current period change                                   (2,378)          (2,723)
                                                      ---------        ---------

Balance, end of period                                $ (7,329)        $  1,842
                                                      =========        ========



                  The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                        (in thousands, except unit data)
                                   (unaudited)


                                                      Number of Units
                                          -------------------------------------
                                                          Class B                                  Class B
                                           Common      Subordinated     Class C       Common     Subordinated
                                          ----------   ------------     -------       ------     ------------

BALANCE, AUGUST 31, 2001                   14,260,316    1,382,514      1,000,000     $ 190,548    $  15,532

Unit distribution                                  -             -              -        (8,914)        (866)

Conversion of phantom units                    1,750             -              -                          -

Other                                              -             -              -           437            -

Net change in accumulated other
  comprehensive income per
  accompanying statements                          -             -              -             -            -

Net loss                                           -             -              -        (4,510)        (437)
                                           ---------     ---------      ---------     ----------   ----------

BALANCE, NOVEMBER 30, 2001                 14,262,066    1,382,514      1,000,000     $ 177,561    $  14,229
                                           ==========    =========      =========     =========    =========



                                                                          Accumulated
                                                                             Other
                                                             General     Comprehensive
                                                Class C      Partner         Loss          Total
                                               ---------    ---------    -------------   ----------

BALANCE, AUGUST 31, 2001                      $       -      $ 1,875      $   (6,541)    $ 201,414

Unit distribution                                     -         (279)              -       (10,059)

Conversion of phantom units                           -            -               -

Other                                                 -            -               -           437

Net change in accumulated other
  comprehensive income per
  accompanying statements                             -            -            (788)         (788)

Net loss                                              -          168               -        (4,779)
                                              ---------      -------      ----------     ----------

BALANCE, NOVEMBER 30, 2001                    $       -      $ 1,764      $   (7,329)    $ 186,225
                                              =========      =======      ===========    =========


                  The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                           Three         Three
                                                                          Months        Months
                                                                           Ended         Ended
                                                                       November 30,   November 30,
                                                                           2001           2000
                                                                       ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                    $  (4,779)     $   1,963
     Reconciliation of net income (loss) to net cash provided
       by (used in)operating activities-
     Depreciation and amortization                                          9,058          9,562
     Provision for loss on accounts receivable                                350            160
     Gain on disposal of assets                                              (467)          (221)
     Deferred compensation on restricted units and long term
       incentive plan                                                         487            201
     Undistributed earnings of affiliates                                    (146)          (216)
     Minority interest                                                       (213)          (446)
     Changes in assets and liabilities, net of effect of
       acquisitions:
       Accounts receivable                                                (17,508)       (26,240)
       Inventories                                                        (13,297)        (5,785)
       Assets from liquids marketing                                         (347)         3,240
       Prepaid and other expenses                                           8,801         (1,451)
       Intangibles and other assets                                          (182)          (820)
       Accounts payable                                                    17,083         12,890
       Accounts payable to related companies                                1,663         (1,901)
       Accrued and other current liabilites                                (2,621)         2,822
       Liabilities from liquids marketing                                   2,206         (2,987)
                                                                        ---------      ----------
         Net cash provided by (used in) operating activities                   88         (9,229)
                                                                        ---------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired                        (7,344)       (12,194)
   Capital expenditures                                                    (9,792)        (6,253)
   Proceeds from the sale of assets                                         1,116              -
   Other                                                                        -         (1,922)
                                                                        ---------      ----------
         Net cash used in investing activities                            (16,020)       (20,369)
                                                                        ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                56,265         81,493
   Principal payments on debt                                             (27,672)       (41,169)
   Unit distributions                                                     (10,059)        (7,589)
   Other                                                                      (49)             -
                                                                        ----------     ---------
         Net cash provided by financing activities                         18,485         32,735
                                                                        ---------      ---------

INCREASE IN CASH                                                            2,553          3,137

CASH, beginning of period                                                   5,620          4,845
                                                                        ---------      ---------

CASH, end of period                                                     $   8,173      $   7,982
                                                                        =========      =========

NONCASH FINANCING ACTIVITIES:
   Notes payable incurred on noncompete agreements                      $     165      $   1,766
                                                                        =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                             $   7,741      $   6,769
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollar amounts in thousands, except unit and per unit data)
                                   (unaudited)

1.  OPERATIONS AND ORGANIZATION:

The accompanying financial statements should be read in conjunction with the Partnership's consolidated financial statements as of August 31, 2001, and the notes thereto included in the Partnership's consolidated financial statements included in Form 10-K as filed with the Securities and Exchange Commission on November 29, 2001. The accompanying financial statements include only normal recurring accruals and all adjustments that the Partnership considers necessary for a fair presentation. Due to the seasonal nature of the Partnership's business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

The Operating Partnership sells propane and propane-related products to more than 600,000 active residential, commercial, industrial and agricultural customers in 28 states. Heritage is also a wholesale propane supplier in the southwestern and southeastern United States and in Canada, the latter through participation in M-P Energy Partnership. M-P Energy Partnership is a Canadian partnership primarily engaged in lower-margin wholesale distribution in which Heritage owns a 60 percent interest.

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

ACCOUNTS RECEIVABLE

Heritage grants credit to its customers for the purchase of propane and propane-related products. Accounts receivable consisted of the following:

                                               November 30,      August 31,
                                                   2001             2001
                                               ------------      ----------

Accounts receivable                              $ 61,036         $ 43,797
Less - allowance for doubtful accounts              3,567            3,576
                                                 --------         --------
     Total, net                                  $ 57,469         $ 40,221
                                                 ========         ========

Allowance for doubtful accounts:
Balance, beginning of the year                   $  3,576         $     --
Provision for loss on accounts receivable             350            4,055
Accounts receivable written off, net of
recoveries                                           (359)            (479)
                                                 --------         --------
Balance, end of period                           $  3,567         $  3,576
                                                 ========         ========


INVENTORIES

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using weighted-average cost, while the cost of appliances, parts and fittings is determined by the first-in, first-out method. Inventories consisted of the following:

                                                  November 30,     August 31,
                                                       2001            2001
                                                  --------------   ----------
       Fuel                                       $    70,764      $   56,975
       Appliances, parts and fittings                   9,369           9,839
                                                  -----------      ----------
                                                  $    80,133      $   66,814
                                                  ===========      ==========


INCOME (LOSS) PER LIMITED PARTNER UNIT

Basic net income (loss) per limited partner unit is computed by dividing net income (loss), after considering the General Partner's interest, by the weighted average number of common and subordinated units outstanding. Diluted net income
(loss) per limited partner unit is computed by dividing net income (loss), after considering the General Partner's interest, by the weighted average number of common and subordinated units outstanding and the weighted average number of restricted units ("phantom units") granted under the Restricted Unit Plan. For the three months ended November 30, 2001, 41,900 phantom units were excluded from the calculation of diluted net loss as such units were anti-dilutive due to the net loss for the period. A reconciliation of net income (loss) and weighted average units used in computing basic and diluted earnings (loss) per unit is as follows:

                                                                Three Months        Three Months
                                                                    Ended              Ended
                                                                November 30,        November 30,
                                                                    2001               2000
                                                               --------------     --------------
BASIC NET INCOME (LOSS) PER LIMITED PARTNER UNIT:

Limited Partners' interest in net income (loss)                $       (4,947)    $        1,943
                                                               ==============     ==============

Weighted average limited partner units                             15,644,580         12,980,181
                                                               ==============     ==============

Basic net income (loss) per limited partner unit               $         (.32)    $          .15
                                                               ==============     ==============

DILUTED NET INCOME (LOSS) PER LIMITED PARTNER UNIT:

Limited partners' interest in net income (loss)                $       (4,947)    $        1,943
                                                               ==============     ==============

Weighted average limited partner units                             15,644,580         12,980,181
Dilutive effect of phantom units                                            -             24,720
                                                               --------------     --------------
Weighted average limited partner units, assuming dilutive
   effect of phantom units                                         15,644,580         13,004,901
                                                               ==============     ==============

Diluted net income (loss) per limited partner unit             $         (.32)    $          .15
                                                               ==============     ==============


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

Distributions by Heritage in an amount equal to 100 percent of available cash will generally be made 97 percent to the common and class B subordinated unitholders, 1.0101 percent to U.S. Propane for its limited partner interest in the Operating Partnership and 1.9899 percent to the General Partner, subject to the payment of incentive distributions to the holders of Incentive Distribution Rights to the extent that certain target levels of cash distributions are achieved.

On October 15, 2001, a quarterly distribution of $.6250 per unit, or $2.50 annually, was paid to unitholders of record at the close of business on October 5, 2001 and to the General Partner for its general partner interest in the Partnership, its minority interest and its Incentive Distribution Rights and to U.S. Propane for its limited partner interest in the Operating Partnership. On December 20, 2001, the Partnership declared a cash distribution for the first quarter ended November 30, 2001 of $.6375 per unit, or $2.55 per unit annually, payable on January 14, 2002 to unitholders of record at the close of business on January 3, 2002. These quarterly distributions included incentive distributions payable to the General Partner to the extent the quarterly distribution exceeded $.55 per unit. This was the sixth consecutive quarterly increase since the merger with U.S. Propane in August 2000 and the seventh since the inception of the Partnership in 1996.

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

Heritage had certain financial swap instruments outstanding at November 30, 2001 that have been designated as cash flow hedging instruments in accordance with SFAS 133. A financial swap is a contractual agreement to exchange obligations of money between the buyer and seller of the instruments as propane volumes during the pricing period are purchased. The swaps are tied to a set fixed price for the buyer and floating price determinants for the seller priced on certain indices. Heritage entered into these instruments to hedge the forecasted propane volumes to be purchased during each of the one-month periods ending October 2001 through March 2002. Heritage utilizes hedging transactions to provide price protection against significant fluctuations in propane prices. These instruments had a fair value of ($5,745) as of November 30, 2001, which was recorded as accrued and other liabilities on the balance sheet through other comprehensive loss, exclusive of ($116) of minority interest. During the quarter ended November 30, 2001, Heritage reclassified into earnings a loss of $1,590 that was reported in accumulated other comprehensive loss. There were no ineffective hedges or discontinued hedges as of November 30, 2001.

SFAS 142 GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Under Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, any acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. There will be more recognized intangible assets, such as unpatented technology and database content, being separated from goodwill. Those assets will be amortized over their useful lives, other than assets that have an indefinite life. Statement No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not previously been issued.

Heritage adopted Statement No. 142 on September 1, 2001 and accordingly has discontinued the amortization of goodwill existing at the time of adoption. Management has engaged an independent appraisal firm to perform an assessment of the fair value of each of Heritage's operating segments, which will be compared with the carrying value of each segment to determine whether any impairment exists on the date of adoption. Under the provisions of Statement No. 142, Heritage has six months from the time of adoption to have its appraisals completed. However, management does not believe that any impairment existed at adoption. The adoption of Statement No. 142 will eliminate goodwill amortization that would have totaled approximately $1,426 for the three months ended November 30, 2001, based on the balances of August 31, 2001, and totaled approximately $1,263 for the three months ended November 30, 2000.

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

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement retains the fundamental provisions of Statement No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. Heritage will adopt the provisions of Statement No. 144 effective September 1, 2002. Management has not determined the impact of adopting Statement No. 144.

PROFORMA RESULTS

On July 31, 2001, Heritage purchased the propane operations of ProFlame, Inc. and subsidiaries and affiliates (ProFlame) located in California and Nevada, in a series of mergers, stock purchases and asset purchases. The results of operations of ProFlame from September 1, 2001 through November 30, 2001 are included in the consolidated statement of operations of Heritage for the three months ended November 30, 2001.

The following unaudited pro forma consolidated results of operations are presented as if the series of transactions with ProFlame and Heritage had been made at the beginning of the period presented:

                                                                        For the Three
                                                                        Months Ended
                                                                         November 30,
                                                                            2000
                                                                       -------------
         Total revenues                                                  $   178,320
         Limited partners' interest in net income                        $     1,821
         Basic and diluted net income per limited partner unit           $      .14


The pro forma consolidated results of operations include adjustments to give effect to amortization of non-competes and customer lists, interest expense on acquisition and assumed debt and certain other adjustments, including the elimination of income taxes. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been made at the beginning of the period presented or the future results of the combined operations.

3.  WORKING CAPITAL FACILITY AND LONG-TERM DEBT:

Effective July 16, 2001, the Operating Partnership entered into the Fifth Amendment to the First Amended and Restated Credit Agreement. The terms of the Agreement as amended are as follows:

         A $65,000 Senior Revolving Working Capital Facility, expiring June 30, 2004, with $48,500 outstanding at November 30, 2001. The interest rate and interest payment dates vary depending on the terms Heritage agrees to when the money is borrowed. The weighted average interest rate was
         4.145 percent for the amount outstanding at November 30, 2001. Heritage must be free of all working capital borrowings for 30 consecutive days each fiscal year. The maximum commitment fee payable on the unused portion of the facility is .50 percent.

         A $50,000 Senior Revolving Acquisition Facility is available through December 31, 2003, at which time the outstanding amount must be paid in ten equal quarterly installments, beginning March 31, 2004, with $894 outstanding as of November 30, 2001. The interest rate and interest payment dates vary depending on the terms Heritage agrees to when the money is borrowed. The weighted average interest rate was 4.145 percent for the amount outstanding at November 30, 2001. The maximum commitment fee payable on the unused portion of the facility is .50 percent.

4.  REPORTABLE SEGMENTS:

Heritage's financial statements reflect four reportable segments: the domestic retail operations of Heritage, the domestic wholesale operations of Heritage, the foreign wholesale operations of M-P Energy Partnership and the liquids marketing activities of Resources. Heritage's reportable domestic and wholesale fuel segments are strategic business units that sell products and services to different types of users; retail and wholesale customers. Intersegment sales by the foreign wholesale segment to the domestic segment are priced in accordance with the partnership agreement. Resources is a trading company that buys and sells financial instruments for their own account. Heritage manages these segments separately as each segment involves different distribution, sale and marketing strategies. Heritage evaluates the performance of its operating segments based on operating income. The operating income below does not reflect domestic and foreign selling, general, and administrative expenses of $2,951 and $2,392 for the periods ended November 30, 2001 and November 30, 2000, respectively. The following table presents the unaudited financial information by segment for the following periods:

                                          For the Three Months ended
                                                  November 30,
                                         --------------------------
                                              2001          2000
                                         -----------    -----------
Gallons:
   Domestic retail fuel                       74,790         74,075
   Domestic wholesale fuel                     4,997          3,146
   Foreign wholesale fuel
     Affiliated                               15,071         18,025
     Unaffiliated                             18,264         22,383
   Elimination                               (15,071)       (18,025)
                                         -----------    -----------
       Total                                  98,051         99,604
                                         ===========    ===========

Revenues:
   Domestic retail fuel                  $    83,200    $    87,752
   Domestic wholesale fuel                     3,071          2,507
   Foreign wholesale fuel
     Affiliated                                8,940         11,040
     Unaffiliated                              9,522         14,074
   Elimination                                (8,940)       (11,040)
   Liquids marketing                          50,820         48,320
   Other                                      15,490         13,192
                                         -----------    -----------
       Total                             $   162,103    $   165,845
                                         ===========    ===========

                                          For the Three Months
                                            ended November 30,
                                        ---------         ---------
                                           2001              2000
                                        ---------         ---------
Operating Income (Loss):
   Domestic retail                       $    10,523    $    12,073
   Domestic wholesale fuel                      (635)           (53)
   Foreign wholesale fuel
     Affiliated                                    -            178
     Unaffiliated                                338            492
   Elimination                                     -           (178)
   Liquids marketing                          (3,405)           453
                                         -----------    -----------
       Total                             $     6,821    $    12,965
                                         ===========    ===========

                                          As of             As of
                                       November 30,      August 31,
                                           2001             2001
                                      --------------    -----------
Total Assets:
   Domestic retail                      $ 693,701         $ 682,906
   Domestic wholesale                      21,012            19,533
   Foreign wholesale                       10,683             8,467
   Liquids Marketing                       53,347            35,127
   Corporate                               13,793            12,134
                                        ---------         ---------
         Total                          $ 792,536         $ 758,167
                                        =========         =========

                                          For the Three Months
                                            ended November 30,
                                        ---------         ---------
                                           2001              2000
                                        ---------         ---------
Depreciation and amortization:
   Domestic retail                       $ 8,989           $ 9,535
   Domestic wholesale                         64                23
   Foreign wholesale                           5                 4
                                         -------           -------
         Total                           $ 9,058           $ 9,562
                                         =======           =======

5.  SIGNIFICANT INVESTEE:

At November 30, 2001, Heritage held a 50 percent interest in Bi-State Partnership. Heritage accounts for its 50 percent interest in Bi-State Partnership under the equity method. Heritage's investment in Bi-State Partnership totaled $6,736 and $6,610 at November 30, 2001 and August 31, 2001, respectively. Heritage did not receive any distributions from Bi-State Partnership for the three months ended November 30, 2001 or 2000.

Bi-State Partnership's financial position is summarized below:

                                                 November 30,           August 31,
                                                      2001                  2001
                                                 ------------           ----------
Current assets                                      $ 2,957              $ 2,783
Noncurrent assets                                    13,777               13,899
                                                    -------              -------
                                                    $16,734              $16,682
                                                    =======              =======

Current liabilities                                 $ 1,992              $ 1,722
Long-term debt                                        2,644                3,131
Partners' capital:
     Heritage                                         6,736                6,610
     Other partner                                    5,362                5,219
                                                    -------              -------
                                                    $16,734              $16,682
                                                    =======              =======

Bi-State Partnership's results of operations for three months ended November 30, 2001 and 2000, respectively are summarized below:

                                                      2001                 2000
                                                     ------               ------
Revenues                                             $2,860               $4,120
Gross profit                                          1,455                1,817

Net income:
     Heritage                                           126                  202
     Other Partner                                      143                  248


6.  FOOTNOTES INCORPORATED BY REFERENCE:

Certain footnotes are applicable to the consolidated financial statements but would be substantially unchanged from those presented on Form 10-K filed with the Securities and Exchange Commission on November 29, 2001. Accordingly, reference should be made to the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the following:

         NOTE              DESCRIPTION
         ----              -----------

          2.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                           AND BALANCE SHEET DETAIL
          4.               WORKING CAPITAL FACILITY AND LONG-TERM DEBT
          5.               COMMITMENTS AND CONTINGENCIES
          6.               PARTNERS' CAPITAL
          7.               PROFIT SHARING AND 401(K) SAVINGS PLAN
          8.               RELATED PARTY TRANSACTIONS


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

GENERAL

The retail propane business is a "margin-based" business in which gross profits depend on the excess of sales price over propane supply costs. The market price of propane is often subject to volatile changes as a result of supply or other market conditions over which Heritage will have no control. Product supply contracts are one-year agreements subject to annual renewal and generally permit suppliers to charge posted prices (plus transportation costs) at the time of delivery or the current prices established at major delivery points. Since rapid increases in the wholesale cost of propane may not be immediately passed on to retail customers, such increases could reduce gross profits. Heritage generally has attempted to reduce price risk by purchasing propane on a short-term basis. Heritage has had on occasion purchased significant volumes of propane during periods of low demand, which generally occur during the summer months, at the then current market price, for storage both at its service centers and in major storage facilities for future resale.

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

Since its formation in 1989, Heritage has grown primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth. Since its inception through August 31, 2001, Heritage completed 81 acquisitions for an aggregate purchase price approximating $608 million, including the transfer by U.S. Propane of its propane operations to Heritage for $181.4 million, plus working capital of approximately $12.9 million. During the period ended November 30, 2001, Heritage completed three propane acquisitions and one non-propane related acquisition for an aggregate purchase price of $9.1 million. The General Partner believes that Heritage is the fourth largest retail marketer of propane in the United States, based on retail gallons sold. Heritage serves approximately 600,000 customers from over 275 customer service locations in 28 states.

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

Amounts discussed below reflect 100 percent of the results of M-P Energy Partnership. M-P Energy Partnership is a general partnership in which Heritage owns a 60 percent interest. Because M-P Energy Partnership is primarily engaged in lower-margin wholesale distribution, its contribution to Heritage's net income is not significant and the minority interest of this partnership is excluded from the EBITDA calculation.

THREE MONTHS ENDED NOVEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2000

         Volume. Total retail gallons sold in the three months ended
November 30, 2001 were 74.8 million, an increase of .7 million over the 74.1 million gallons sold in the three months ended November 30, 2000. The slight increase in volume reflects the benefits of the volume added through acquisitions, offset by volume lost to the warmer than normal weather. The Partnership also sold approximately 23.3 million wholesale gallons in this first quarter of fiscal 2001, a decrease of 2.2 million gallons from the 25.5 million wholesale gallons sold in the first quarter of fiscal 2000. U.S. wholesale volumes increased 1.9 million gallons to 5.0 million gallons due to acquisition related volumes while the foreign volumes of MP Energy Partnership decreased 4.1 million gallons to 18.3 million gallons for the first quarter due to warmer weather.

         Revenues. Total revenues for the three months ended November 30, 2001 were $162.1 million, a decrease of $3.7 million, or 2.2% as compared to $165.8 million in the three months ended November 30, 2000. The current period's domestic retail propane revenues decreased $4.6 million or 5.2% to $83.2 million versus the prior year's revenues of $87.8 million primarily due to lower selling prices in the current period offset by slightly increased retail volumes. The U.S. wholesale revenues increased slightly to $3.1 million, as compared to $2.5 million for the period ended November 30, 2000, due to increased volumes from acquisitions, offset by warmer winter weather and lower selling prices. Other domestic revenues increased by $2.3 million, or 17.4% to $15.5 million as compared to $13.2 million in the prior year as a result of acquisitions. Foreign revenues decreased $4.6 million for the three months ended November 30, 2001 to $9.5 million as compared to $14.1 million for the three months ended November 30, 2000, as a result of lower selling prices and the decreased volumes described above. The liquids marketing activity conducted through Heritage Energy Resources increased $2.5 million or 5.2% to $50.8 million verses the prior year's activity of $48.3 million due to an increase in the volume of contracts sold.

         Cost of Products Sold. Total cost of products sold and liquids marketing activities decreased to $114.4 million for the three months ended November 30, 2001 as compared to $117.7 million for the three months ended November 30, 2000. The current period's domestic retail cost of sales decreased $6.1 million or 12.1% to $44.4 million as compared to $50.5 million in the prior year. Although the retail cost per gallon is well below last year's, the average cost per gallon sold for the quarter was above market as a higher cost of pre-bought inventory was absorbed during the quarter. The U.S. Wholesale cost of sales increased slightly to $2.9 million as compared to $2.3 million for the period ended November 30, 2000, primarily due to increased volumes from acquisitions offset by lower wholesale fuel costs. Foreign cost of sales decreased $4.4 million to $9.2 million as compared to $13.6 million in the prior year primarily due to a decrease in wholesale fuel costs and lower volumes. Other cost of sales increased $.3 million to $3.8 million as compared to $3.5 million for the three months ended November 30, 2000. Liquids marketing cost of sales increased $6.3 million during the three months ended November 30, 2001 to $54.1 million as compared to the prior year's cost of sales of $47.8 million. This increase is primarily due to the fuel contract purchase prices that were realized into cost of sales being higher than market price for those sold and an increase in contracts purchased.

         Gross Profit. Total gross profit for the three months ended November 30, 2001 was slightly lower at $47.7 million as compared to $48.1 million for the three months ended November 30, 2000. For the three months ended November 30, 2001, retail fuel gross profit was $38.9 million, U.S. wholesale was $.2 million, and other gross profit was $11.6 million. Foreign wholesale gross profit was $.3 million and liquids marketing incurred a gross loss of $3.3 million. As a comparison, for the three months ended November 30, 2000, Heritage recorded retail fuel gross profit of $37.2 million, U.S. wholesale was $.2 million, and other gross profit was $9.7 million. Foreign wholesale gross profit and trading gross profit were both $.5 million for the three months ended November 30, 2000.

         Operating Expenses. Operating expenses were $31.8 million for the three months ended November 30, 2001 as compared to $25.6 million for the three months ended November 30, 2000. The increase of $6.2 million is primarily the result of the additional operating expenses incurred for employee wages and benefits related to the growth of Heritage from acquisitions since the first quarter of 2000.

         Selling, General and Administrative. Selling, general and administrative expenses were $2.9 million for the three months ended November 30, 2001, a $.5 million increase from the $2.4 million for the same three month period last year. This increase is due to acquisition related costs.

         Depreciation and Amortization. Depreciation and amortization was $9.1 million in the three months ended November 30, 2001 as compared to $9.5 million in the three months ended November 30, 2000. The decrease is primarily attributable to the fact that goodwill is no longer being amortized effective September 1, 2001 with the adoption of SFAS 142, which would have totaled approximately $1.4 million for the quarter ended November 30, 2001. This decrease is offset by additional depreciation and amortization of property, plant and equipment, and other intangible assets from acquisitions.

         Operating Income. For the three months ended November 30, 2001, Heritage had operating income of $3.9 million as compared to operating income of $10.6 million for the three months ended November 30, 2000. This decrease is a combination of losses incurred from the liquids marketing contracts, unseasonably warm weather, which hindered expected increases in volumes, decreased margins from retail sales and the acquisition related increase in operating expenses.

        Net Income(Loss). For the three month period ended November 30, 2001, Heritage had a net loss of $4.8 million, a decrease of $6.8 million as compared to net income for the three months ended November 30, 2000 of $2.0 million. The decrease is primarily the result of the operating income decrease described above.

        EBITDA. Earnings before interest, taxes, depreciation and amortization decreased $6.9 million to $13.7 million for the three months ended November 30, 2001, as compared to EBITDA of $20.6 million for the period ended November 30, 2000. This decrease is due to the operating conditions described above. Heritage's EBITDA includes the EBITDA of investees, but does not include the EBITDA of the minority interest of M-P Energy Partnership or any non-cash compensation expense. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating Heritage's ability to make the Minimum Quarterly Distribution.

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

        Operating Activities. Cash provided by operating activities during the three months ended November 30, 2001, was $.1 million as compared to cash used in operating activities of $9.2 million for the same three-month period ended November 30, 2000. The net cash provided by operations for the three months ended November 30, 2001 consisted of the impact of working capital used of $4.2 million and net loss of $4.8 million offset by noncash charges of $9.1 million, principally depreciation and amortization.

        Investing Activities. Heritage completed four acquisitions during the three months ended November 30, 2001 spending $7.3 million, net of cash received. This capital expenditure amount is reflected in the cash used in investing activities of $16.0 million along with a $9.8 million spent for maintenance needed to sustain operations at current levels and customer tanks to support growth of operations. Other investing activities includes proceeds from the sale of idle property of $1.1 million.

        Financing Activities. Cash provided by financing activities during the three months ended November 30, 2001 of $18.5 million resulted mainly from a net increase in the Working Capital Facility of $28.6 million and a net increase in the Acquisition Facility of $.9 million used to acquire other propane businesses. These increases were offset by cash distributions to unitholders of $10.1 million and payments on other long-term debt of $.9 million.

        Financing and Sources of Liquidity

During the quarter ended November 30, 2001, Heritage used its Bank Credit Facility, which includes a Working Capital Facility, a revolving credit facility providing for up to $65.0 million of borrowings for working capital and other general partnership purposes, and the Acquisition Facility, a revolving credit facility providing for up to $50.0 million of borrowings for acquisitions and improvements. As of November 30, 2001, the Acquisition Facility had $49.1 million available to fund future acquisitions and the Working Capital Facility had $16.5 million available for borrowings.

Heritage uses its cash provided by operating and financing activities to provide distributions to unitholders and to fund acquisition, maintenance and growth capital expenditures. Acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and intangibles associated with such acquired businesses, were $7.3 million for the three months ended November 30, 2001. In addition to the $7.3 million of cash expended for acquisitions, $.2 million for notes payable on non-compete agreements were issued and liabilities of $1.6 million were assumed in connection with certain acquisitions.

Under the partnership agreement, Heritage will distribute to its partners, 45 days after the end of each fiscal quarter, an amount equal to all of its Available Cash for such quarter. Available cash generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves established by the General Partner in its reasonable discretion that is necessary or appropriate to provide for future cash requirements. Heritage's commitment to its unitholders is to distribute the increase in its cash flow while maintaining prudent reserves for the Partnership's operations. Heritage raised the quarterly distribution paid on

October 15, 2001 for the fourth quarter ended August 31, 2001, to $0.625 per unit (or $2.50 annually) from $0.6125 paid the previous quarter, and again for the distribution declared on December 20, 2001 payable on January 14, 2002, to $0.6375 (or $2.55 annually). This was the sixth consecutive increase and the seventh since the formation of the Partnership. The decision to increase the quarterly distribution resulted from a review of Heritage's past financial performance and current projections for available cash. The current distribution level includes incentive distributions payable to the General Partner to the extent the quarterly distribution exceeds $.55 per unit ($2.20 annually).

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

Commodity price risk arises from the risk of price changes in the propane inventory that Heritage buys and sells. The market price of propane is often subject to volatile changes as a result of supply or other market conditions over which Heritage will have no control. In the past, price changes have generally been passed along to Heritage's customers to maintain gross margins, mitigating the commodity price risk. In order to help ensure adequate supply sources are available to Heritage during periods of high demand, Heritage at times will purchase significant volumes of propane during periods of low demand, which generally occur during the summer months, at the then current market price, for storage both at its service centers and in major storage facilities and for future delivery.

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

At November 30, 2001, Heritage had outstanding propane hedges (swap agreements) for a total of 21.6 million gallons of propane at a weighted average price of $.5572 per gallon. The fair value of the swap agreement is the amount at which they could be settled, based on quoted market prices. At November 30, 2001, Heritage would have had to pay approximately $5.7 million to terminate the swap agreements then in place, which was recorded as accrued and other liabilities on the balance sheet through other comprehensive loss and minority interest liability. Heritage continues to monitor propane prices and may enter into additional propane hedges in the future. Inherent in the portfolio from the liquids marketing activities is certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counterparties to a contract. Heritage takes an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Heritage monitors market risk through a variety of techniques, including routine reporting to senior management. Heritage attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures.

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

Notional Amounts and Terms -

The notional amounts and terms of these financial instruments as of November 30, 2001 include fixed price payor for 1,507,500 barrels of propane and butane, and fixed price receiver of 1,306,964 barrels of propane and butane. Notional amounts reflect the volume of the transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure Heritage's exposure to market or credit risks.

Fair Value -

The fair value of the financial instruments related to liquids marketing activities as of November 30, 2001, was assets of $6.8 million and liabilities of $9.3 million. The unrealized loss related to trading activities for the period ended November 30, 2001, was $2,139 and is recorded through the income statement through the liquids marketing revenue. Resources has an option contract in which the counter party has the option to purchase 6.3 million gallons of propane from October 1, 2001 through December 31, 2001 at $.62 per gallon. This contract had not been exercised during the October and November periods.

The market prices used to value these transactions reflect management's best estimate considering various factors including closing average spot prices for the current and outer months plus a differential to consider time value and storage costs.

SENSITIVITY ANALYSIS

A theoretical change of 10 percent in the underlying commodity value of the liquids marketing contracts would not have a significant impact in the Partnership's financial position as there were approximately 15.6 million gallons of net unbalanced positions at November 30, 2001. Similarly, a theoretical change of 10 percent in the underlying commodity values of the hedge instruments would not have a significant impact, as a change in their fair value would be equally offset by a change in value of the hedged item.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.


         Exhibit
         Number            Description
         -------           -----------

(1)      3.1               Agreement of Limited Partnership of Heritage Propane
                           Partners, L.P.

(10)     3.1.1             Amendment No. 1 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Propane Partners,
                           L.P.

(16)     3.1.2             Amendment No. 2 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Propane Partners,
                           L.P.

(1)      3.2               Agreement of Limited Partnership of Heritage
                           Operating, L.P.

(12)     3.2.1             Amendment No. 1 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Operating, L.P.

(7)      10.1              First Amended and Restated Credit Agreement with
                           Banks Dated May 31, 1999

(8)      10.1.1            First Amendment to the First Amended and Restated
                           Credit Agreement dated as of October 15, 1999

(9)      10.1.2            Second Amendment to First Amended and Restated Credit
                           Agreement dated as of May 31, 2000

(10)     10.1.3            Third Amendment dated as of August 10, 2000 to First
                           Amended and Restated Credit Agreement

(13)     10.1.4            Fourth Amendment to First Amended and Restated Credit
                           Agreement dated as of December 28, 2000

(16)     10.1.5            Fifth Amendment to First Amended and Restated Credit
                           Agreement dated as of July 16, 2001

(1)      10.2              Form of Note Purchase Agreement (June 25, 1996)

(3)      10.2.1            Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of July 25, 1996

(4)      10.2.2            Amendment of Note Purchase Agreement (June 25, 2996)
                           dated as of March 11, 1997

(6)      10.2.3            Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of October 15, 1998

(8)      10.2.4            Second Amendment Agreement dated September 1, 1999 to
                           June 25, 1996 Note Purchase Agreement

(11)     10.2.5            Third Amendment Agreement dated May 31, 2000 to June
                           25, 1996 Note Purchase Agreement and November 19,
                           1997 Note Purchase Agreement

         Exhibit
         Number            Description
         -------           -----------

(10)     10.2.6            Fourth Amendment Agreement dated August 10, 2000 to
                           June 25, 1996 Note Purchase Agreement and November
                           19, 1997 Note Purchase Agreement

(13)     10.2.7            Fifth Amendment Agreement dated as of December 28,
                           2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

(1)      10.3              Form of Contribution, Conveyance and Assumption
                           Agreement among Heritage Holdings, Inc., Heritage
                           Propane Partners, L.P. and Heritage Operating, L.P.

(1)      10.6              Restricted Unit Plan

(4)      10.6.1            Amendment of Restricted Unit Plan dated as of October
                           17, 1996

(12)     10.6.2            Amended and Restated Restricted Unit Plan dated as of
                           August 10, 2000

(12)     10.7              Employment Agreement for James E. Bertelsmeyer dated
                           as of August 10, 2000

(12)     10.8              Employment Agreement for R. C. Mills dated as of
                           August 10, 2000

(12)     10.9              Employment Agreement for Larry J. Dagley dated as of
                           August 10, 2000

(12)     10.10             Employment Agreement for H. Michael Krimbill dated as
                           of August 10, 2000

(12)     10.11             Employment Agreement for Bradley K. Atkinson dated as
                           of August 10, 2000

(7)      10.12             First Amended and Restated Revolving Credit Agreement
                           between Heritage Service Corp. and Banks Dated May
                           31, 1999

(16)     10.12.1           First Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated October 15, 1999

(16)     10.12.2           Second Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated August 10, 2000

(16)     10.12.3           Third Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated December 28, 2000

(16)     10.12.4           Fourth Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated July 16, 2001

(12)     10.13             Employment Agreement for Mark A. Darr dated as of
                           August 10, 2000

(12)     10.14             Employment Agreement for Thomas H. Rose dated as of
                           August 10, 2000

(12)     10.15             Employment Agreement for Curtis L. Weishahn dated as
                           of August 10, 2000

(5)      10.16             Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1           Amendment dated October 15, 1998 to November 19, 1997
                           Note Purchase Agreement

(8)      10.16.2           Second Amendment Agreement dated September 1, 1999 to
                           November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

         Exhibit
         Number            Description
         -------           -----------

(9)      10.16.3           Third Amendment Agreement dated May 31, 2000 to
                           November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

(10)     10.16.4           Fourth Amendment Agreement dated August 10, 2000 to
                           November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

(13)     10.16.5           Fifth Amendment Agreement dated as of December 28,
                           2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

(10)     10.17             Contribution Agreement dated June 15, 2000 among U.S.
                           Propane, L.P., Heritage Operating, L.P. and Heritage
                           Propane Partners, L.P.

(10)     10.17.1           Amendment dated August 10, 2000 to June 15, 2000
                           Contribution Agreement

(10)     10.18             Subscription Agreement dated June 15, 2000 between
                           Heritage Propane Partners, L.P. and individual investors

(10)     10.18.1           Amendment dated August 10, 2000 to June 15, 2000
                           Subscription Agreement

(16)     10.18.2           Amendment Agreement dated January 3, 2001 to the June
                           15, 2000 Subscription Agreement.

(*)      10.18.3           Amendment Agreement dated October 5, 2001 to the June
                           15, 2000 Subscription Agreement.

(10)     10.19             Note Purchase Agreement dated as of August 10, 2000

(13)     10.19.1           Fifth Amendment Agreement dated as of December 28,
                           2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

(14)     10.19.2           First Supplemental Note Purchase Agreement dated as
                           of May 24, 2001 to the August 10, 2000 Note Purchase
                           Agreement

(15)     10.20             Stock Purchase Agreement dated as of July 5, 2001
                           among the shareholders of ProFlame, Inc. and Heritage
                           Holdings, Inc.

(15)     10.21             Stock Purchase Agreement dated as of July 5, 2001
                           among the shareholders of Coast Liquid Gas, Inc. and Heritage Holdings, Inc.

(15)     10.22             Agreement and Plan of Merger dated as of July 5, 2001
                           among California Western Gas Company, the Majority
                           Stockholders of California Western Gas Company signatories thereto, Heritage Holdings, Inc. and California Western Merger Corp.

(15)     10.23             Agreement and Plan of Merger dated as of July 5, 2001
                           among Growth Properties, the Majority Shareholders signatories thereto, Heritage Holdings, Inc. and Growth Properties Merger Corp.

(15)     10.24             Asset Purchase Agreement dated as of July 5, 2001
                           among L.P.G. Associates, the Shareholders of L.P.G.
                           Associates and Heritage Operating, L.P.

(15)     10.25             Asset Purchase Agreement dated as of July 5, 2001
                           among WMJB, Inc., the Shareholders of WMJB, Inc. and
                           Heritage Operating, L.P.

         Exhibit
         Number            Description
         -------           -----------

(15)     10.25.1           Amendment to Asset Purchase Agreement dated as of
                           July 5, 2001 among WMJB, Inc., the Shareholders of
                           WMJB, Inc. and Heritage Operating, L.P.

(16)     21.1              List of Subsidiaries

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

(16) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-K for the year ended August 31, 2001.

(*)      Filed herewith

(b)      Reports on Form 8-K.

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


                                   HERITAGE PROPANE PARTNERS, L.P.

                                   By:  Heritage Holdings, Inc., General Partner



Date:  January 14, 2002            By: /s/  Larry J. Dagley
                                      ------------------------------------------
                                      Larry J. Dagley
                                      (Vice President, Chief Financial Officer
                                      and officer duly authorized to sign on
                                      behalf of the registrant)

                                 EXHIBIT INDEX

         Exhibit
         Number            Description
         -------           -----------

(1)      3.1               Agreement of Limited Partnership of Heritage Propane
                           Partners, L.P.

(10)     3.1.1             Amendment No. 1 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Propane Partners,
                           L.P.

(16)     3.1.2             Amendment No. 2 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Propane Partners,
                           L.P.

(1)      3.2               Agreement of Limited Partnership of Heritage
                           Operating, L.P.

(12)     3.2.1             Amendment No. 1 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Operating, L.P.

(7)      10.1              First Amended and Restated Credit Agreement with
                           Banks Dated May 31, 1999

(8)      10.1.1            First Amendment to the First Amended and Restated
                           Credit Agreement dated as of October 15, 1999

(9)      10.1.2            Second Amendment to First Amended and Restated Credit
                           Agreement dated as of May 31, 2000

(10)     10.1.3            Third Amendment dated as of August 10, 2000 to First
                           Amended and Restated Credit Agreement

(13)     10.1.4            Fourth Amendment to First Amended and Restated Credit
                           Agreement dated as of December 28, 2000

(16)     10.1.5            Fifth Amendment to First Amended and Restated Credit
                           Agreement dated as of July 16, 2001

(1)      10.2              Form of Note Purchase Agreement (June 25, 1996)

(3)      10.2.1            Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of July 25, 1996

(4)      10.2.2            Amendment of Note Purchase Agreement (June 25, 2996)
                           dated as of March 11, 1997

(6)      10.2.3            Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of October 15, 1998

(8)      10.2.4            Second Amendment Agreement dated September 1, 1999 to
                           June 25, 1996 Note Purchase Agreement

(11)     10.2.5            Third Amendment Agreement dated May 31, 2000 to June
                           25, 1996 Note Purchase Agreement and November 19,
                           1997 Note Purchase Agreement

         Exhibit
         Number            Description
         -------           -----------

(10)     10.2.6            Fourth Amendment Agreement dated August 10, 2000 to
                           June 25, 1996 Note Purchase Agreement and November
                           19, 1997 Note Purchase Agreement

(13)     10.2.7            Fifth Amendment Agreement dated as of December 28,
                           2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

(1)      10.3              Form of Contribution, Conveyance and Assumption
                           Agreement among Heritage Holdings, Inc., Heritage
                           Propane Partners, L.P. and Heritage Operating, L.P.

(1)      10.6              Restricted Unit Plan

(4)      10.6.1            Amendment of Restricted Unit Plan dated as of October
                           17, 1996

(12)     10.6.2            Amended and Restated Restricted Unit Plan dated as of
                           August 10, 2000

(12)     10.7              Employment Agreement for James E. Bertelsmeyer dated
                           as of August 10, 2000

(12)     10.8              Employment Agreement for R. C. Mills dated as of
                           August 10, 2000

(12)     10.9              Employment Agreement for Larry J. Dagley dated as of
                           August 10, 2000

(12)     10.10             Employment Agreement for H. Michael Krimbill dated as
                           of August 10, 2000

(12)     10.11             Employment Agreement for Bradley K. Atkinson dated as
                           of August 10, 2000

(7)      10.12             First Amended and Restated Revolving Credit Agreement
                           between Heritage Service Corp. and Banks Dated May
                           31, 1999

(16)     10.12.1           First Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated October 15, 1999

(16)     10.12.2           Second Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated August 10, 2000

(16)     10.12.3           Third Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated December 28, 2000

(16)     10.12.4           Fourth Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated July 16, 2001

(12)     10.13             Employment Agreement for Mark A. Darr dated as of
                           August 10, 2000

(12)     10.14             Employment Agreement for Thomas H. Rose dated as of
                           August 10, 2000

(12)     10.15             Employment Agreement for Curtis L. Weishahn dated as
                           of August 10, 2000

(5)      10.16             Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1           Amendment dated October 15, 1998 to November 19, 1997
                           Note Purchase Agreement

(8)      10.16.2           Second Amendment Agreement dated September 1, 1999 to
                           November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

         Exhibit
         Number            Description
         -------           -----------

(9)      10.16.3           Third Amendment Agreement dated May 31, 2000 to
                           November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

(10)     10.16.4           Fourth Amendment Agreement dated August 10, 2000 to
                           November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

(13)     10.16.5           Fifth Amendment Agreement dated as of December 28,
                           2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

(10)     10.17             Contribution Agreement dated June 15, 2000 among U.S.
                           Propane, L.P., Heritage Operating, L.P. and Heritage
                           Propane Partners, L.P.

(10)     10.17.1           Amendment dated August 10, 2000 to June 15, 2000
                           Contribution Agreement

(10)     10.18             Subscription Agreement dated June 15, 2000 between
                           Heritage Propane Partners, L.P. and individual investors

(10)     10.18.1           Amendment dated August 10, 2000 to June 15, 2000
                           Subscription Agreement

(16)     10.18.2           Amendment Agreement dated January 3, 2001 to the June
                           15, 2000 Subscription Agreement.

(*)      10.18.3           Amendment Agreement dated October 5, 2001 to the June
                           15, 2000 Subscription Agreement.

(10)     10.19             Note Purchase Agreement dated as of August 10, 2000

(13)     10.19.1           Fifth Amendment Agreement dated as of December 28,
                           2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

(14)     10.19.2           First Supplemental Note Purchase Agreement dated as
                           of May 24, 2001 to the August 10, 2000 Note Purchase
                           Agreement

(15)     10.20             Stock Purchase Agreement dated as of July 5, 2001
                           among the shareholders of ProFlame, Inc. and Heritage
                           Holdings, Inc.

(15)     10.21             Stock Purchase Agreement dated as of July 5, 2001
                           among the shareholders of Coast Liquid Gas, Inc. and Heritage Holdings, Inc.

(15)     10.22             Agreement and Plan of Merger dated as of July 5, 2001
                           among California Western Gas Company, the Majority
                           Stockholders of California Western Gas Company signatories thereto, Heritage Holdings, Inc. and California Western Merger Corp.

(15)     10.23             Agreement and Plan of Merger dated as of July 5, 2001
                           among Growth Properties, the Majority Shareholders signatories thereto, Heritage Holdings, Inc. and Growth Properties Merger Corp.

(15)     10.24             Asset Purchase Agreement dated as of July 5, 2001
                           among L.P.G. Associates, the Shareholders of L.P.G.
                           Associates and Heritage Operating, L.P.

(15)     10.25             Asset Purchase Agreement dated as of July 5, 2001
                           among WMJB, Inc., the Shareholders of WMJB, Inc. and
                           Heritage Operating, L.P.

         Exhibit
         Number            Description
         -------           -----------

(15)     10.25.1           Amendment to Asset Purchase Agreement dated as of
                           July 5, 2001 among WMJB, Inc., the Shareholders of
                           WMJB, Inc. and Heritage Operating, L.P.

(16)     21.1              List of Subsidiaries

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

(16) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-K for the year ended August 31, 2001.

(*)      Filed herewith