Form 10-Q
period 2002-02-28
HERITAGE PROPANE PARTNERS L P
filed 2002-04-15
CIK 1012569

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

{x} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2002

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ to _________________


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

Yes      x          No

At April 12, 2002, the registrant had units outstanding as follows:

Heritage Propane Partners, L.P.     15,805,847       Common Units

                                    FORM 10-Q

                         HERITAGE PROPANE PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                                             Pages
                                                                                                             -----

PART I            FINANCIAL INFORMATION

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

     ITEM 1.      FINANCIAL STATEMENTS

                  Consolidated Balance Sheets -
                       February 28, 2002 and August 31, 2001............................................        1

                  Consolidated Statements of Operations -
                      Three months and six months ended February 28, 2002 and 2001 .....................        2

                  Consolidated Statements of Comprehensive Income -
                      Three months and six months ended February 28, 2002 and 2001......................        3

                  Consolidated Statement of Partners' Capital

                      Six months ended February 28, 2002................................................        4

                  Consolidated Statements of Cash Flows

                      Six months ended February 28, 2002 and 2001.......................................        5

                  Notes to Consolidated Financial Statements............................................        6


     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS...............................................        13

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK.......................................................................        19


PART II                                  OTHER INFORMATION

     ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................        21

     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF COMMON UNITHOLDERS ................................        21

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K......................................................        21

     SIGNATURE

                         PART I - FINANCIAL INFORMATION

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                                       February 28,       August 31,
                                                                            2002             2001
                                                                      --------------   ----------
                                                                       (unaudited)
                              ASSETS

CURRENT ASSETS:
   Cash                                                               $     8,563      $     5,620
   Marketable securities                                                    3,539            4,245
   Accounts receivable, net of allowance for doubtful accounts             71,487           40,221
   Inventories                                                             48,424           66,814
   Assets from liquids marketing                                              211            6,465
   Prepaid expenses and other                                               5,930           14,898
                                                                      -----------      -----------
     Total current assets                                                 138,154          138,263

PROPERTY, PLANT AND EQUIPMENT, net                                        409,316          394,742
INVESTMENT IN AFFILIATES                                                    8,089            6,920
INTANGIBLES AND OTHER ASSETS, net                                         224,081          218,242
                                                                      -----------      -----------

     Total assets                                                     $   779,640      $   758,167
                                                                      ===========      ===========

                 LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Working capital facility                                          $     33,000     $     19,900
   Accounts payable                                                        46,081           43,164
   Accounts payable to related companies                                    5,591            7,937
   Accrued and other current liabilities                                   30,747           33,404
   Liabilities from liquids marketing                                         727            7,130
   Current maturities of long-term debt                                    16,873           16,120
                                                                      -----------      -----------
     Total current liabilities                                            133,019          127,655

LONG-TERM DEBT,  less current maturities                                  431,027          423,748

MINORITY INTEREST                                                           3,839            5,350
COMMITMENTS AND CONTINGENCIES
                                                                      -----------      -----------

     Total liabilities                                                    567,885          556,753
                                                                      -----------      -----------

PARTNERS' CAPITAL:
   Common unitholders (15,805,847 and 14,260,316 units issued and outstanding at February 28, 2002 and August 31, 2001,
     respectively)                                                        213,608          190,548

   Class B subordinated unitholders (0 and 1,382,514 units issued and outstanding at February 28, 2002 and August 31, 2001,
   respectively)                                                                -           15,532
   Class C unitholders (1,000,000 units issued and outstanding)                 -                -

   General partner                                                          1,997            1,875
   Accumulated other comprehensive loss                                    (3,850)          (6,541)
                                                                      -----------      -----------
     Total partners' capital                                              211,755          201,414
                                                                      -----------      -----------
     Total liabilities and partners' capital                         $    779,640     $    758,167
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per unit and unit data)
                                   (unaudited)

                                               Three Months      Three Months        Six Months          Six Months
                                                   Ended             Ended              Ended               Ended
                                               February 28,      February 28,       February 28,        February 28,
                                                    2002              2001               2002                2001
                                              ------------       ------------       -----------        ------------
REVENUES:

   Retail fuel                                $    152,429       $    211,229       $    235,629       $    298,981
   Wholesale fuel                                   14,534             26,168             27,127             42,749
   Liquids marketing                                47,326             77,763             98,146            126,083
   Other                                            15,346             11,600             30,836             24,792
                                              ------------       ------------       ------------       ------------
     Total revenues                                229,635            326,760            391,738            492,605
                                              ------------       ------------       ------------       ------------

COSTS AND EXPENSES:
   Cost of products sold                            97,143            138,706            157,378            208,645
   Liquids marketing                                45,633             76,456             99,778            124,246
   Operating expenses                               34,957             41,517             66,801             67,106
   Depreciation and amortization                     9,606             10,262             18,664             19,824
   Selling, general and administrative               3,158              7,189              6,109              9,581
                                              ------------       ------------       ------------       ------------
     Total costs and expenses                      190,497            274,130            348,730            429,402
                                              ------------       ------------       ------------       ------------

OPERATING INCOME                                    39,138             52,630             43,008             63,203

OTHER INCOME (EXPENSE):
   Interest expense                                 (9,503)            (8,915)           (18,719)           (17,666)
   Equity in earnings of affiliates                  1,040                984              1,169              1,201
   Gain on disposal of assets                          248                (18)               715                203
   Other                                               (94)               (25)              (192)              (163)
                                              ------------       ------------       ------------       ------------
INCOME BEFORE MINORITY  INTEREST                    30,829             44,656             25,981             46,778
   Minority interest                                  (699)            (1,326)              (630)            (1,485)
                                              ------------       ------------       ------------       ------------
NET INCOME                                          30,130             43,330             25,351             45,293
GENERAL PARTNER'S INTEREST IN
   NET INCOME                                          518                433                686                453
                                              ------------       ------------       ------------       ------------
LIMITED PARTNERS' INTEREST IN
  NET INCOME                                  $     29,612       $     42,897       $     24,665       $     44,840
                                              ============       ============       ============       ============
BASIC NET INCOME PER LIMITED
   PARTNER UNIT                               $       1.89       $       3.30       $       1.57       $       3.45
                                              ============       ============       ============       ============
BASIC WEIGHTED AVERAGE NUMBER OF UNITS
  OUTSTANDING                                   15,689,376         12,980,181         15,666,854         12,980,181
                                              ============       ============       ============       ============
DILUTED NET INCOME PER LIMITED
  PARTNER UNIT                                $       1.88       $       3.30       $       1.57       $       3.45
                                              ============       ============       ============       ============
DILUTED WEIGHTED AVERAGE NUMBER OF UNITS
  OUTSTANDING                                   15,731,276         13,014,231         15,707,411         13,009,540
                                              ============       ============       ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            (in thousands, unaudited)

                                        Three Months   Three Months   Six Months     Six Months
                                           Ended          Ended         Ended          Ended
                                        February 28,   February 28,   February 28,   February 28,
                                            2002           2001           2002           2001
                                          --------       --------       --------       --------
Net income                                $ 30,130       $ 43,330       $ 25,351       $ 45,293
Other comprehensive income
   Unrealized gain (loss) on
     derivative instruments                    203            967         (2,551)        (1,585)
   Unrealized (loss) on
     available-for-sale securities            (991)          (214)          (615)          (385)
                                          --------       --------       --------       --------
   Comprehensive income                   $ 29,342       $ 44,083       $ 22,185       $ 43,323
                                          ========       ========       ========       ========

RECONCILIATION OF ACCUMULATED
OTHER COMPREHENSIVE INCOME(LOSS)
Balance, beginning of period              $ (7,329)      $  1,842       $ (6,541)      $     --
Cumulative effect of the adoption of
   SFAS 133                                     --             --             --          5,429
Current period reclassification to
earnings                                     4,267         (2,431)         5,857         (3,295)
Current period change                         (788)           753         (3,166)        (1,970)
                                          --------       --------       --------       --------
Balance, end of period                    $ (3,850)      $    164       $ (3,850)      $    164
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                        (in thousands, except unit data)
                                   (unaudited)

                                                      Number of Units


                                                          Class B                                     Class B
                                            Common      Subordinated      Class C        Common    Subordinated
                                            ------      ------------      -------        ------    ------------
BALANCE, AUGUST 31, 2001                  14,260,316      1,382,514     1,000,000   $   190,548    $    15,532

Unit distribution                                 --             --            --       (18,006)        (1,746)

Conversion of phantom units                    1,750             --            --            --             --

Conversion of subordinated units           1,382,514     (1,382,514)           --        15,137        (15,137)

Issuance of units upon conversion of
  minority interest                          162,913             --            --         1,729             --

General partner capital contribution          (1,646)            --            --           (32)            --

Other                                             --             --            --           920             --

Net change in accumulated other
  comprehensive loss per
  accompanying statements                         --             --            --            --             --

Net income                                        --             --            --        23,312          1,351
                                          ----------      ---------     ---------   -----------    -----------
BALANCE, FEBRUARY 28, 2002                15,805,847             --     1,000,000   $   213,608    $        --
                                          ==========      =========     =========   ===========    ===========

                                                                              Accumulated
                                                                                 Other
                                                                 General     Comprehensive
                                            Class C              Partner          Loss             Total
                                            -------              -------          ----             -----
BALANCE, AUGUST 31, 2001                         --          $     1,875    $    (6,541)      $   201,414

Unit distribution                                --                 (598)            --           (20,350)

Conversion of phantom units                      --                   --             --                --

Conversion of subordinated units                 --                   --             --                --

Issuance of units upon conversion of
  minority interest                              --                   --             --             1,729

General partner capital contribution             --                   32             --                --

Other                                            --                   --             --               920

Net change in accumulated other
  comprehensive loss per
  accompanying statements                        --                   --          2,691             2,691

Net income                                       --                  688             --            25,351
                                          ---------          -----------    -----------       -----------
BALANCE, FEBRUARY 28, 2002                $      --          $     1,997    $    (3,850)      $   211,755
                                          =========          ===========    ===========       ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                  Six Months      Six Months
                                                                     Ended           Ended
                                                                  February 28,    February 28
                                                                      2002           2001
                                                                  ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                     $  25,351       $  45,293
     Reconciliation of net income to net cash provided by
   (used in)operating activities-
     Depreciation and amortization                                   18,664          19,824
     Provision for loss on accounts receivable                          523           2,385
     Gain on disposal of assets                                        (715)           (203)
     Deferred compensation on restricted units and long term
         incentive plan                                                 974             462

     Undistributed earnings of affiliates                            (1,169)         (1,078)
     Minority interest                                                  166             653
     Changes in assets and liabilities, net of effect of
         acquisitions:
       Accounts receivable                                          (31,506)        (63,425)
       Inventories                                                   14,134          12,357
       Assets from liquids marketing                                  6,254           3,643
       Prepaid and other expenses                                     8,808             774
       Intangibles and other assets                                    (465)           (451)
       Accounts payable                                               1,093          23,120
       Accounts payable to related companies                         (2,346)          3,621
       Accrued and other current liabilities                         (9,519)          5,231
       Liabilities from liquids marketing                            (6,404)         (2,983)
                                                                  ---------       ---------
         Net cash provided by (used in) operating activities         23,843          49,223
                                                                  ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired                 (14,472)        (44,538)
   Capital expenditures                                             (16,371)        (12,094)
   Deposit on the subsequent sale of assets                           9,730              --
   Proceeds from the sale of assets                                   1,362             992
   Other                                                                245          (4,436)
                                                                  ---------       ---------
         Net cash used in investing activities                      (19,506)        (60,076)
                                                                  ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                         103,617         149,892
   Principal payments on debt                                       (84,606)       (117,047)
   Unit distributions                                               (20,350)        (15,367)
   Other                                                                (55)             --
                                                                  ---------       ---------
         Net cash provided by(used in) financing activities          (1,394)         17,478
                                                                  ---------       ---------

INCREASE IN CASH                                                      2,943           6,625
CASH, beginning of period                                             5,620           4,845
                                                                  ---------       ---------
CASH, end of period                                               $   8,563       $  11,470
                                                                  =========       =========
NONCASH FINANCING ACTIVITIES:
   Notes payable incurred on noncompete agreements                $   2,120       $   2,097
                                                                  =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                       $  18,811       $  17,349
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollar amounts in thousands, except unit and per unit data)
                                   (unaudited)

1.       OPERATIONS AND ORGANIZATION:

The accompanying financial statements should be read in conjunction with Heritage Propane Partners, L.P. and subsidiaries (Heritage or the Partnership) consolidated financial statements as of August 31, 2001, and the notes thereto included in the Partnership's consolidated financial statements included in Form 10-K as filed with the Securities and Exchange Commission on November 29, 2001. The accompanying financial statements include only normal recurring accruals and all adjustments that the Partnership considers necessary for a fair presentation. Due to the seasonal nature of the Partnership's business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

Heritage Operating, L.P. (the Operating Partnership) sells propane and propane-related products to more than 600,000 active residential, commercial, industrial and agricultural customers in 28 states. Heritage is also a wholesale propane supplier in the southwestern and southeastern United States and in Canada, the latter through participation in M-P Energy Partnership. M-P Energy Partnership is a Canadian partnership primarily engaged in lower-margin wholesale distribution in which Heritage owns a 60 percent interest.

On February 4, 2002, the Partnership's common unitholders, at a special meeting, approved the substitution of U.S. Propane, L.P. (U.S. Propane) as the successor General Partner of the Partnership replacing Heritage Holdings, Inc. Heritage Holdings, Inc. exchanged its general partner interest in Heritage and the incentive distribution rights (which are described in Note 2) 158,026 common units, and its 1.0101 percent general partner interest in the Operating Partnership for 162,913 common units. The 1.0101 percent limited partner interest in the Operating Partnership owned by U.S. Propane, L.P. converted to a
1.0101 percent general partner interest in the Operating Partnership and 158,026 of the common units owned by U.S. Propane, L.P. converted into a 1 percent general partner interest in the Partnership and the Incentive Distribution Rights and U.S. Propane, L.P. was admitted as the successor General Partner.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET DETAIL:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Partnership include the accounts of its subsidiaries, including the Operating Partnership, M-P Energy Partnership, Heritage Energy Resources, L.L.C. ("Resources"), AGL Propane, L.L.C., Peoples Gas Company, L.L.C., United Cities Propane Gas, L.L.C. and Retail Propane Company, L.L.C. (collectively the "Propane LLCs".) Heritage accounts for its 50 percent partnership interest in Bi-State Partnership, another propane retailer, under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. For purposes of maintaining partner capital accounts, Heritage's partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their percentage interests. Normal allocations according to percentage interests are made, however, only after giving effect to any priority income allocations in an amount equal to the incentive distributions that are allocated 100 percent to the General Partner. At February 28, 2002, as successor General Partner, U.S. Propane, L.P.'s 1.0101 percent general partner interest in the Operating Partnership was accounted for in the consolidated financial statements as a minority interest. For the six months ended February 28, 2001, Heritage Holdings, Inc.'s 1.0101 percent general partner interest and U.S. Propane's
1.0101 percent limited partner interest in the Operating Partnership were accounted for in the consolidated financial statements as minority interests.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the 2002 presentation. These reclassifications have no impact on net income or net assets.

ACCOUNTS RECEIVABLE

Heritage grants credit to its customers for the purchase of propane and propane-related products. Accounts receivable consisted of the following:

                                              February 28,    August 31,
                                                 2002           2001
                                               --------       --------
Accounts receivable                            $ 75,082       $ 43,797
Less - allowance for doubtful accounts            3,595          3,576
                                               --------       --------
     Total, net                                $ 71,487       $ 40,221
                                               ========       ========

Allowance for doubtful accounts:
Balance, beginning of the year                 $  3,576       $     --
Provision for loss on accounts receivable           523          4,055
Accounts receivable written off, net of
recoveries                                         (504)          (479)
                                               --------       --------
Balance, end of period                         $  3,595       $  3,576
                                               ========       ========

INVENTORIES

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using weighted-average cost, while the cost of appliances, parts and fittings is determined by the first-in, first-out method. Inventories consisted of the following:

                                  February 28,   August 31,
                                      2002         2001
                                    -------      -------
Fuel                                $39,163      $56,975
Appliances, parts and fittings        9,261        9,839
                                    -------      -------
                                    $48,424      $66,814
                                    =======      =======

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

                                                Three Months     Three Months      Six Months       Six Months
                                                   Ended            Ended             Ended            Ended
                                                 February 28,     February 28,     February 28,     February 28,
                                                    2002             2001              2002            2001
                                                ------------     ------------      ------------     -----------
BASIC NET INCOME PER LIMITED PARTNER UNIT:

Limited Partners' interest in net income        $     29,612     $     42,897      $     24,665     $    44,840
                                                ============     ============      ============     ===========
Weighted average limited partner units            15,689,376       12,980,181        15,666,854      12,980,181
                                                ============     ============      ============     ===========
Basic net income per limited partner unit       $       1.89     $       3.30      $       1.57     $      3.45
                                                ============     ============      ============     ===========

DILUTED NET INCOME PER LIMITED PARTNER UNIT:

Limited partners' interest in net income              $    29,612      $    42,897      $    24,665      $    44,840
                                                      ===========      ===========      ===========      ===========
Weighted average limited partner units                 15,689,376       12,980,181       15,666,854       12,980,181
Dilutive effect of phantom units                           41,900           34,050           40,557           29,359
                                                      -----------      -----------      -----------      -----------
Weighted average limited partner units, assuming
   dilutive effect of phantom units                    15,731,276       13,014,231       15,707,411       13,009,540
                                                      ===========      ===========      ===========      ===========
Diluted net income per limited partner unit           $      1.88      $      3.30      $      1.57      $      3.45
                                                      ===========      ===========      ===========      ===========


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

Prior to the unitholder vote on February 4, 2002, distributions by Heritage in an amount equal to 100 percent of available cash were made 97 percent to the common and class B subordinated unitholders, 1.0101 percent to U.S. Propane, L.P. for its limited partner interest in the Operating Partnership and 1.9899 percent to the former General Partner, Heritage Holdings, Inc. After the unitholder vote, distributions by Heritage in an amount equal to 100 percent of available cash will generally be made 98 percent to the common unitholders and 2 percent to U.S. Propane, L.P., subject to the payment of incentive distributions to the holders of Incentive Distribution Rights to the extent that certain target levels of cash distributions are achieved.

On January 14, 2002, a quarterly distribution of $.6375 per unit, or $2.55 annually, was paid to unitholders of record at the close of business on January 3, 2002 and to the former General Partner for its general partner interest in the Partnership, its minority interest and its Incentive Distribution Rights. On March 25, 2002, the Partnership declared a cash distribution for the second quarter ended February 28, 2002 of $.6375 per unit, or $2.55 per unit annually, payable on April 15, 2002 to unitholders of record at the close of business on April 4, 2002. These quarterly distributions included incentive distributions payable to the General Partner to the extent the quarterly distribution exceeded $.55 per unit.

SFAS 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS
133). SFAS 133 requires that all derivatives be recognized in the balance sheet as either an asset or liability measured at fair value. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Heritage adopted the provisions of SFAS 133 effective September 1, 2000. The cumulative effect of adopting SFAS 133 was an adjustment to beginning other comprehensive income of $5,429.

Heritage had certain financial swap instruments outstanding at February 28, 2002 that have been designated as cash flow hedging instruments in accordance with SFAS 133. A financial swap is a contractual agreement to exchange obligations of money between the buyer and seller of the instruments as propane volumes during the pricing period are purchased. The swaps are tied to a set fixed price for the buyer and floating price determinants for the seller priced on certain indices. Heritage entered into these instruments to hedge the forecasted propane volumes to be purchased during each of the one-month periods ending October 2001 through March 2002. Heritage utilizes hedging transactions to provide price protection against significant fluctuations in propane prices. These instruments had a fair value of ($1,170) as of February 28, 2002, which was recorded as accrued and other current liabilities on the balance sheet through other comprehensive loss, exclusive of ($12) of minority interest. During the three months and six months ended February 28, 2002, Heritage reclassified into earnings a loss of $2,677 and $4,267, respectively, that was reported in accumulated other comprehensive loss. There were no ineffective hedges or discontinued hedges as of February 28, 2002.

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

Heritage adopted Statement No. 142 on September 1, 2001 and accordingly has discontinued the amortization of goodwill existing at the time of adoption. Under the provisions of Statement No. 142, Heritage is required to perform a transitional goodwill impairment appraisal within six months from the time of adoption. Management engaged an independent appraisal firm to perform an assessment of the fair value of each of Heritage's operating segments, which were compared with the carrying value of each segment to determine whether any impairment existed on the date of adoption. Heritage has completed the transitional goodwill impairment appraisal and has determined that based on the fair value of Heritage's operating segments, Heritage's goodwill was not impaired as of September 1, 2001. The adoption of Statement No. 142 eliminated goodwill amortization that would have totaled approximately $1,426 and $2,852 for the three and six months ended February 28, 2002, based on the balances of August 31, 2001, and totaled approximately $1,677 and $2,941 for the three and six months ended February 28, 2001.

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

PROFORMA RESULTS

On July 31, 2001, Heritage purchased the propane operations of ProFlame, Inc. and subsidiaries and affiliates (ProFlame) located in California and Nevada, in a series of mergers, stock purchases and asset purchases. The results of operations of ProFlame are included in the consolidated statement of operations of Heritage for the three and six months ended February 28, 2002.

The following unaudited pro forma consolidated results of operations are presented as if the series of transactions with ProFlame and Heritage had been made at the beginning of the period presented:

                                                           For the Three     For the Six
                                                           Months Ended      Months Ended
                                                            February 28,     February 28,
                                                                2001             2001
                                                             ---------         ---------
         Total revenues                                      $ 344,021         $ 522,341
         Limited partners' interest in net income            $  60,158         $  61,979
         Basic net income per limited partner unit           $   4.64          $   4.78
         Diluted net income per limited partner unit         $   4.62          $   4.76

The pro forma consolidated results of operations include adjustments to give effect to amortization of non-competes and customer lists, interest expense on acquisition and assumed debt and certain other adjustments, including the elimination of income taxes. The acquisition of ProFlame was completed after Heritage adopted SFAS 142, therefore there is no amortization of goodwill and intangible assets have been separately identified. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been made at the beginning of the period presented or the future results of the combined operations.

3.       WORKING CAPITAL FACILITY AND LONG-TERM DEBT:

Effective July 16, 2001, the Operating Partnership entered into the Fifth Amendment to the First Amended and Restated Credit Agreement. The terms of the Agreement as amended are as follows:

         A $65,000 Senior Revolving Working Capital Facility, expiring June 30, 2004, with $33,000 outstanding at February 28, 2002. The interest rate and interest payment dates vary depending on the terms Heritage agrees to when the money is borrowed. The weighted average interest rate was
         3.62 percent for the amount outstanding at February 28, 2002. Heritage must be free of all working capital borrowings for 30 consecutive days each fiscal year. The maximum commitment fee payable on the unused portion of the facility is .50 percent.

         A $50,000 Senior Revolving Acquisition Facility is available through December 31, 2003, at which time the outstanding amount must be paid in ten equal quarterly installments, beginning March 31, 2004, with $7,400 outstanding as of February 28, 2002. The interest rate and interest payment dates vary depending on the terms Heritage agrees to when the money is borrowed. The weighted average interest rate was 3.62 percent for the amount outstanding at February 28, 2002. The maximum commitment fee payable on the unused portion of the facility is .50 percent.

4.       REPORTABLE SEGMENTS:

Heritage's financial statements reflect four reportable segments: the domestic retail operations of Heritage, the domestic wholesale operations of Heritage, the foreign wholesale operations of M-P Energy Partnership and the liquids marketing activities of Resources. Heritage's reportable domestic and wholesale fuel segments are strategic business units that sell products and services to different types of users: retail and wholesale customers. Intersegment sales by the foreign wholesale segment to the domestic segment are priced in accordance with the partnership agreement. Resources is a liquids marketing company that buys and sells financial instruments for their own account. Heritage manages these segments separately as each segment involves different distribution, sale and marketing strategies. Heritage evaluates the performance of its operating segments based on operating income. The operating income below does not reflect domestic and foreign selling, general, and administrative expenses of $3,158 and $7,189 for the three months ended February 28, 2002 and February 28, 2001, respectively, or $6,109 and $9,581 for the six months ended February 28, 2002 and February 28, 2001, respectively. The following table presents the unaudited financial information by segment for the following periods:

                                         For the Three Months ended          For the Six Months ended
                                                 February 28,                       February 28,
                                         --------------------------          ------------------------
                                             2002            2001                2002            2001
                                             ----            ----                ----            ----
Gallons:
   Domestic retail fuel                      134,458        140,096              209,248       214,171
   Domestic wholesale fuel                     5,478          6,701               10,475         9,847
   Foreign wholesale fuel
     Affiliated                               23,744         29,585               38,815        47,610
     Unaffiliated                             24,728         34,864               42,992        57,247
   Elimination                               (23,744)       (29,585)             (38,815)      (47,610)
                                         -----------    -----------          -----------    ----------
       Total                                 164,664        181,661              262,715       281,265
                                         ===========    ===========          ===========    ==========

Revenues:
   Domestic retail fuel                  $   152,429    $   211,229          $   235,629    $  298,981
   Domestic wholesale fuel                     3,265          5,158                6,336         7,665
   Foreign wholesale fuel
     Affiliated                               11,576         22,284               20,516        33,324
     Unaffiliated                             11,269         21,010               20,791        35,084
   Elimination                               (11,576)       (22,284)             (20,516)      (33,324)
   Liquids marketing                          47,326         77,763               98,146       126,083
   Other                                      15,346         11,600               30,836        24,792
                                         -----------    -----------          -----------    ----------
       Total                             $   229,635    $   326,760          $   391,738    $  492,605
                                         ===========    ===========          ===========    ==========

Operating Income (Loss):
   Domestic retail                       $    41,036    $   57,571           $    51,559    $   69,644
   Domestic wholesale fuel                    (1,064)          200                (1,699)          147
   Foreign wholesale fuel
     Affiliated                                  272           255                   272           433
     Unaffiliated                                713         1,359                 1,051         1,851
   Elimination                                  (272)         (255)                 (272)         (433)
   Liquids marketing                           1,611           689                (1,794)        1,142
                                         -----------    ----------           -----------    ----------
       Total                             $    42,296    $   59,819           $    49,117    $   72,784
                                         ===========    ==========           ===========    ==========

                                     As of                As of
                                  February 28,          August 31,
                                     2002                  2001
                                   --------              --------
Total Assets:
   Domestic retail                 $722,395              $697,947
   Domestic wholesale                15,703                19,533
   Foreign wholesale                 10,545                 8,467
   Liquids Marketing                 16,650                20,086
   Corporate                         14,347                12,134
                                   --------              --------
         Total                     $779,640              $758,167
                                   ========              ========

                                             For the Three Months ended                 For the Six Months ended
                                                    February 28,                               February 28,
                                               2002                 2001                 2002                 2001
                                            -------              -------              -------              -------
Depreciation and amortization:
   Domestic retail                          $ 9,537              $10,235              $18,526              $19,770
   Domestic wholesale                            65                   23                  129                   46
   Foreign wholesale                              4                    4                    9                    8
                                            -------              -------              -------              -------
         Total                              $ 9,606              $10,262              $18,664              $19,824
                                            =======              =======              =======              =======

5.       SIGNIFICANT INVESTEE:

At February 28, 2002, Heritage held a 50 percent interest in Bi-State Partnership. Heritage accounts for its 50 percent interest in Bi-State Partnership under the equity method. Heritage's investment in Bi-State Partnership totaled $7,751 and $6,610 at February 28, 2002 and August 31, 2001, respectively. Heritage received distributions from Bi-State Partnership for the year ended August 31, 2001 of $125. On March 1, 2002, the Operating
Partnership sold certain assets acquired in the ProFlame acquisition to Bi-State Partnership for approximately $9,730 plus working capital. The proceeds were received February 28, 2002 and are included in accrued and other current liabilities as of February 28, 2002. There was no gain or loss on the transaction. This sale was made pursuant to the provision in the partnership agreement with Bi-State that requires Heritage to offer any newly acquired businesses within Bi-State Partnership's area of operations to be offered for sale to Bi-State Partnership. In conjunction with this sale, the Operating Partnership guaranteed $5 million of debt incurred by Bi-State Partnership.

Bi-State Partnership's financial position is summarized below:

                       February 28,   August 31,
                          2002         2001
                          ----         ----
Current assets           $ 4,275      $ 2,783
Noncurrent assets         23,467       13,899
                         -------      -------
                         $27,742      $16,682
                         =======      =======

Current liabilities      $ 2,432      $ 1,722
Long-term debt            11,166        3,131
Partners' capital:
     Heritage              7,751        6,610
     Other partner         6,393        5,219
                         -------      -------
                         $27,742      $16,682
                         =======      =======

Bi-State Partnership's results of operations for the three months and six months ended February 28, 2002 and 2001, respectively are summarized below:

                     For the Three Months ended  For the Six Months ended
                              February 28,            February 28,
                     --------------------------  ------------------------
                           2002         2001         2002         2001
                           ----         ----         ----         ----
Revenues                $ 6,497      $ 8,644      $ 9,357      $12,764
Gross profit              3,329        3,589        4,784        5,406

Net income:
     Heritage             1,015          964        1,141        1,166
     Other Partner        1,031        1,012        1,174        1,260

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

AS REQUIRED BY THAT LAW, HERITAGE HEREBY IDENTIFIES THE FOLLOWING IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM ANY RESULTS PROJECTED, FORECASTED OR ESTIMATED BY HERITAGE IN FORWARD-LOOKING STATEMENTS. THESE INCLUDE:

         - CHANGES IN GENERAL ECONOMIC CONDITIONS IN THE UNITED STATES AS WELL AS CHANGES IN GENERAL ECONOMIC CONDITIONS AND CURRENCIES IN FOREIGN COUNTRIES;

         - WEATHER CONDITIONS THAT VARY SIGNIFICANTLY FROM HISTORICALLY NORMAL CONDITIONS;

         -        ITS SUCCESS IN HEDGING ITS POSITIONS;

         - THE EFFECTIVENESS OF RISK-MANAGEMENT POLICIES AND PROCEDURES AND THE ABILITY OF HERITAGE'S LIQUIDS MARKETING COUNTERPARTIES TO SATISFY THEIR FINANCIAL COMMITMENTS;

         - THE GENERAL LEVEL OF PETROLEUM PRODUCT DEMAND, AND THE AVAILABILITY OF PROPANE SUPPLIES;

         - ENERGY PRICES GENERALLY AND SPECIFICALLY, THE PRICE OF PROPANE TO THE CONSUMER COMPARED TO THE PRICE OF ALTERNATIVE AND COMPETING FUELS;

         -        COMPETITION FROM OTHER PROPANE DISTRIBUTORS AND ALTERNATE
                  FUELS;

         -        THE AVAILABILITY AND COST OF CAPITAL;

         - CHANGES IN LAWS AND REGULATIONS TO WHICH HERITAGE IS SUBJECT, INCLUDING TAX, ENVIRONMENTAL AND EMPLOYMENT REGULATIONS;

         - ITS ABILITY TO GENERATE AVAILABLE CASH FOR DISTRIBUTIONS TO UNITHOLDERS;

         - THE COSTS AND EFFECTS OF LEGAL AND ADMINISTRATIVE PROCEEDINGS AGAINST IT OR WHICH MAY BE BROUGHT AGAINST IT;

         -        ITS ABILITY TO SUSTAIN HISTORICAL LEVELS OF INTERNAL GROWTH;
                  AND

         - ITS ABILITY TO CONTINUE TO LOCATE AND ACQUIRE OTHER PROPANE COMPANIES AT PURCHASE PRICES THAT ARE ACCRETIVE TO ITS FINANCIAL RESULTS.


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

Since its formation in 1989, Heritage has grown primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth. Since its inception through August 31, 2001, Heritage completed 81 acquisitions for an aggregate purchase price approximating $608 million, including the transfer by U.S. Propane of its propane operations to Heritage for $181.4 million, plus working capital of approximately $12.9 million. During the six months ended February 28, 2002, Heritage completed eight propane acquisitions and one non-propane related acquisition for an aggregate purchase price of $18.9 million. The General Partner believes that Heritage is the fourth largest retail marketer of propane in the United States, based on retail gallons sold. Heritage serves approximately 600,000 customers from over 275 customer service locations in 28 states.

The retail propane distribution business is largely seasonal due to propane's use as a heating source in residential and commercial buildings. Historically, approximately two-thirds of Heritage's retail propane volume and in excess of 80 percent of Heritage's EBITDA is attributable to sales during the six-month peak-heating season of October through March. Consequently, sales and operating profits are concentrated in the first and second fiscal quarters. Cash flow from operations, however, is generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the six-month peak-heating season.

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

THREE MONTHS ENDED FEBRUARY 28, 2002 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2001

         Volume. Total retail gallons sold in the three months ended February 28, 2002 were 134.5 million, a decrease of 5.6 million over the 140.1 million gallons sold in the three months ended February 28, 2001. The impact of volumes added through acquisitions was offset by the volumes lost to the significantly warmer than normal weather. Temperatures in the Partnership's areas of operations were an average of 22% warmer than in the second quarter last fiscal year and 14 % warmer than normal. The Partnership also sold approximately 30.2 million wholesale gallons in this second quarter of fiscal 2002, a decrease of
11.4 million gallons from the 41.6 million wholesale gallons sold in the second quarter of fiscal 2001. U.S. wholesale volumes decreased 1.2 million gallons to
5.5 million gallons due to warmer weather offset by acquisition related volumes while the foreign volumes of MP Energy Partnership decreased 10.1 million gallons to 24.7 million gallons for the second quarter due to the significantly warmer weather.

         Revenues. Total revenues for the three months ended February 28, 2002 were $229.6 million, a decrease of $97.2 million, or 29.7% as compared to $326.8 million in the three months ended February 28, 2001. The current period's domestic retail propane revenues decreased $58.8 million or 27.8% to $152.4 million versus the prior year's revenues of $211.2 million primarily due to lower selling prices in the current period and somewhat due to the decreased retail volumes described above. Selling prices in all the reportable segments decreased from the same period last year in response to the lower supply costs. The U.S. wholesale revenues decreased $1.9 million to $3.3 million for the three months ended February 28, 2002 as compared to $5.2 million for the period ended February 28, 2001, due to decreased volumes from the warmer winter weather and lower selling prices. Other domestic revenues increased by $3.7 million, to $15.3 million as compared to $11.6 million in the prior year as a result of acquisitions. Foreign revenues decreased $9.7 million for the three months ended February 28, 2002 to $11.3 million as compared to $21.0 million for the three months February 28, 2001, as a result of lower selling prices and the decreased volumes described above. The liquids marketing activity conducted through Heritage Energy Resources decreased $30.5 million to $47.3 million verses the prior year's activity of $77.8 million due to a decrease in the volume of contracts sold due to the market conditions during the second quarter of fiscal 2002 and the lower selling prices.

         Cost of Products Sold. Total cost of products sold and liquids marketing activities decreased to $142.8 million for the three months ended February 28, 2002 as compared to $215.2 million for the three months ended February 28, 2001. The current period's domestic retail cost of sales decreased $31.4 million or 28.3% to $79.7 million as compared to $111.1 million in the prior year due to decreased volumes and lower cost of product from the same period last year. The U.S. wholesale cost of sales decreased $1.6 million to $3.2 million for the three months ended February 28, 2002 as compared to $4.8 million for the period ended February 28, 2001, primarily due to decreased volumes and lower wholesale fuel costs. Foreign cost of sales decreased $9.0 million to $10.6 million as compared to $19.6 million in the prior year primarily due to a decrease in wholesale fuel costs and lower volumes. Other cost of sales increased $.5 million to $3.7 million as compared to $3.2 million for the three months ended February 28, 2001. Liquids marketing cost of sales decreased $30.9 million during the three months ended February 28, 2002 to $45.6 million as compared to the prior year's cost of sales of $76.5 million. This decrease is primarily due to the decrease in the volumes contracts purchased in relation to the decrease of contracts sold and the decrease in overall product cost as compared to last year.

         Gross Profit. Total gross profit for the three months ended February 28, 2002 was $86.9 million as compared to $111.6 million for the three months ended February 28, 2001. For the three months ended February 28, 2002, retail fuel gross profit was $72.7 million, U.S. wholesale was $.1 million, and other gross profit was $11.7 million. Foreign wholesale gross profit was $.7 million and liquids marketing was $1.7 million. As a comparison, for the three months ended February 28, 2001, Heritage recorded retail fuel gross profit of $100.1 million, U.S. wholesale was $.4 million, and other gross profit was $8.4 million. Foreign wholesale gross profit was $1.4 million and liquids marketing gross profit was $1.3 million for the three months ended February 28, 2001.

         Operating Expenses. Operating expenses were $35.0 million a decrease of $6.5 million, for the three months ended February 28, 2002 as compared to $41.5 million for the three months ended February 28, 2001. The increase in operating expenses relating to employee wages and benefits that normally occurs with growth through acquisitions was offset by the reduced operating expenses related to decreased volumes and a decrease in the short-term incentive plan expense for the operating employees due to reduced operating income during the second quarter as compared to last year.

         Selling, General and Administrative. Selling, general and administrative expenses were $3.2 million for the three months ended February 28, 2002, a $4.0 million decrease from the $7.2 million for the same three month period last year. This decrease is primarily related to the executive short-term compensation plan expense that did not reoccur this fiscal year due to the decrease in operating income.

         Depreciation and Amortization. Depreciation and amortization was $9.6 million in the three months ended February 28, 2002 as compared to $10.3 million in the three months ended February 28, 2001. The decrease is primarily attributable to the fact that goodwill is no longer being amortized effective September 1, 2001 with the adoption of SFAS 142, which would have totaled approximately $1.4 million for the quarter ended February 28, 2002. This decrease is offset by additional depreciation and amortization of property, plant and equipment, and other intangible assets from businesses acquired since the second quarter of fiscal 2001.

         Operating Income. For the three months ended February 28, 2002, Heritage had operating income of $39.1 million as compared to operating income of $52.6 million for the three months ended February 28, 2001. This decrease is a combination of, unseasonably warm weather, which hindered expected increases in volumes, decreased margins from retail sales and the acquisition related increase in operating expenses, which were offset by decreased employee and executive short-term compensation plan expenses and the cost control efforts in operations relating to the decreased volumes.

        Net Income. For the three month period ended February 28, 2002, Heritage recorded net income of $30.1 million, a decrease of $13.2 million as compared to net income for the three months ended February 28, 2001 of $43.3 million. The decrease is primarily the result of the decrease in operating income described above.

        EBITDA. Earnings before interest, taxes, depreciation and amortization decreased $13.7 million, or 21.4% to $50.2 million for the three months ended February 28, 2002, as compared to EBITDA of $63.9 million for the period ended February 28, 2001. This decrease is due to the operating conditions described above with a direct correlation to the decrease in degree days realized. Heritage's EBITDA includes the EBITDA of investees, but does not include the EBITDA of the minority interest of M-P Energy Partnership or any non-cash compensation expense. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating Heritage's ability to make the Minimum Quarterly Distribution.

SIX MONTHS ENDED FEBRUARY 28, 2002 COMPARED TO THE SIX MONTHS ENDED FEBRUARY 28, 2001

         Volume. Total retail gallons sold in the six months ended February 28, 2002 were 209.2 million, a decrease of 5.0 million gallons over the 214.2 million gallons sold in the six months ended February 28, 2001. U.S. Wholesale gallons were 10.5 million for the six months ended February 28, 2002 as compared to 9.8 million for the six months ended February 28, 2001. Foreign gallons decreased 14.2 million for the six months ended February 28, 2002 to 43.0 million as compared to 57.2 million for the same period last fiscal year. Temperatures in the Partnership's area of operations were an average of 24% warmer than last year and 15% warmer than normal.

         Revenues. Total revenues for the six months ended February 28, 2002 were $391.7 million, a decrease of $100.9 million, or 20.5% as compared to $492.6 million in the six months ended February 28, 2001. Retail fuel revenues decreased $63.4 million to $235.6 million for the six months ended February 28, 2002 due primarily due to the decrease in selling prices and somewhat to the decreased volumes as compared to the same period last fiscal year. Selling prices in all the reportable segments decreased from the same period last year in response to the lower supply costs. U.S. wholesale revenues decreased $1.3 million to $6.3 million primarily due to lower selling prices this fiscal year as compared to the same period last fiscal year. Other domestic revenues increased by $6.1 million, or 24.6% to $30.8 million as compared to $24.8 million in the prior six months as a result of acquisitions. Foreign revenues were $20.8 million for the six months ended February 28, 2002 as compared to $35.1 million for the six months ended February 28, 2001, a decrease of $14.3 million primarily due to a combination of decreased volumes and lower selling prices. Liquids Marketing revenues decreased $28.0 million to $98.1 million for the six months ended February 28, 2002 primarily due to a reduced number of contracts entered into during the second quarter this fiscal year as compared to the second quarter of fiscal 2001 due to unfavorable market conditions and lower selling prices attached to trading contracts.

         Cost of Products Sold. Total cost of products sold and liquids marketing activities decreased $75.7 million, or 22.7%, to $257.2 million for the six months ended February 28, 2002 as compared to $332.9 million for the six months ended February 28, 2001. Retail fuel cost of sales decreased $37.5 million or 23.2% due to the decreases in the cost of propane for the six months ended February 28, 2002 being lower as compared to the same time period last year. Although the market price for propane is well below last year, the average cost per gallon sold for the six months ended February 28, 2002 was higher than market as a higher cost of pre-bought inventory was absorbed into cost of sales during this time period. Foreign cost of sales decreased $13.5 million to $19.7 million for the six months ended February 28, 2002 due to a lower cost of product this fiscal year and the decreased volumes described above. The liquids marketing cost of sales decreased $24.5 million during the six months ended February 28, 2002 as compared to the same time period last fiscal year as the volume of contracts purchased during the second quarter of fiscal 2002 declined in relation to the reduced volume of contracts sold coupled with the decreased market price.

         Gross Profit. Total gross profit for the six months ended February 28, 2002 decreased $25.1 million, or 15.7%, to $134.6 million as compared to $159.7 million for the six months ended February 28, 2001 due to the aforementioned decreases in volumes and revenues, offset by the decreases in product costs. For the six months ended February 28, 2002, retail fuel gross profit was $111.6 million, U.S. wholesale was $.3 million, and other gross profit was $23.3 million as compared to $137.4 million, $.6 million and $18.0 million, respectively for the six months ended February 28, 2001. Foreign wholesale gross profit was $1.1 million and the liquids marketing recorded a gross loss of $1.7 million for the period ended February 28, 2002 as compared to gross profit of $1.9 million and $1.8 million, respectively for the six months ended February 28, 2001.

         Operating Expenses. Operating expenses were $66.8 million for the six months ended February 28, 2002 as compared to $67.1 million for the six months ended February 28, 2001. The decrease of $.3 million is primarily the result of a decrease in the short-term incentive plan expense for the operating employees due to decreased operating income and the reduced operating expenses related to decreased volumes offset by the additional operating expenses incurred for employee wages and benefits related to the growth of Heritage from acquisitions since the second quarter of 2001.

         Selling, General and Administrative. Selling, general and administrative expenses were $6.1 million for the six months ended February 28, 2002 as compared to $9.6 million for the six months ended February 28, 2001. This decrease is primarily attributable to the additional expenses incurred in the six months ended February 28, 2001 related to the executive short-term compensation plan that did not reoccur during this fiscal year.

         Depreciation and Amortization. Depreciation and amortization decreased $1.1 million to $18.7 million in the six months ended February 28, 2002 as compared to $19.8 million in the six months ended February 28, 2001. The increase is primarily attributable to the addition of property, plant and equipment, and intangible assets from the businesses acquired since the second quarter of fiscal 2001 offset by the fact that goodwill is no longer amortized effective September 1, 2001 with the adoption of SFAS 142, which would have totaled $2.9 million for the six months ended February 28, 2002.

         Operating Income. For the six months ended February 28, 2002 Heritage had operating income of $43.0 million as compared to operating income of $63.2 million for the six months ended February 28, 2001. The decrease of $20.2 million, or 32.0% is due to the related decrease in gross profit described above offset by the decrease in operating and selling, general and administrative expenses and the decrease in depreciation and amortization described above.

        Net Income. For the six-month period ended February 28, 2002, Heritage had net income of $25.4 million, a decrease of $19.9 million as compared to net income for the six months ended February 28, 2001 of $45.3 million. This decrease is due to the decreased operating income described above.

        EBITDA. Earnings before interest, taxes, depreciation and amortization decreased $20.6 million to $63.9 million for the six months ended February 28, 2002, as compared to the EBITDA of $84.5 million for the period ended February 28, 2001. This decrease is directly related to the decrease in degree days realized in the six months ended February 28, 2002 as compared to the same six month period last fiscal year. Heritage's EBITDA includes the EBITDA of investees, but does not include the EBITDA of the minority interest of M-P Energy Partnership. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating Heritage's ability to make the Minimum Quarterly Distribution.

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

        Operating Activities. Cash provided by operating activities during the six months ended February 28, 2002 was $23.8 million as compared to cash provided by operating activities of $49.2 million for the same six-month period ended February 28, 2001. The net cash provided by operations for the six months ended February 28, 2002 consisted of net income of $25.3 million and noncash charges of $18.4 million, principally depreciation and amortization offset by the impact of working capital used of $19.9 million.

        Investing Activities. Heritage completed eight propane acquisitions and one non-propane related acquisition during the six months ended February 28, 2002 spending $14.5 million, net of cash received. This capital expenditure amount is reflected in the cash used in investing activities of $19.5 million along with $16.4 million spent for maintenance needed to sustain operations at current levels and customer tanks to support growth of operations. Investing activities also includes proceeds from the sale of idle property of $1.4 million, $9.7 million received as a deposit on the subsequent sale of assets to Bi-State Partnership and other investing activities of $.3 million.

        Financing Activities. Cash used in financing activities during the six months ended February 28, 2002 of $1.4 million resulted mainly from a net increase in the Working Capital Facility of $13.1 and a net increase in the Acquisition Facility of $7.4 million used to acquire other propane businesses offset by cash distributions to unitholders of $20.4 million and a net decrease in other long-term debt of $1.5 million.

        Financing and Sources of Liquidity

During the quarter ended February 28, 2002, Heritage used its Bank Credit Facility, which includes a Working Capital Facility, a revolving credit facility providing for up to $65.0 million of borrowings for working capital and other general partnership purposes, and the Acquisition Facility, a revolving credit facility providing for up to $50.0 million of borrowings for acquisitions and improvements. As of February 28, 2002, the Acquisition Facility had

$42.6 million available to fund future acquisitions and the Working Capital Facility had $32.0 million available for borrowings.

Heritage uses its cash provided by operating and financing activities to provide distributions to unitholders and to fund acquisition, maintenance and growth capital expenditures. Acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and intangibles associated with such acquired businesses, were $14.5 million for the six months ended February 28, 2002. In addition to the $14.5 million of cash expended for acquisitions, $2.1 million for notes payable on non-compete agreements were issued and liabilities of $2.3 million were assumed in connection with certain acquisitions.

 Under the partnership agreement, Heritage will distribute to its partners, 45 days after the end of each fiscal quarter, an amount equal to all of its Available Cash for such quarter. Available cash generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves established by the General Partner in its reasonable discretion that is necessary or appropriate to provide for future cash requirements. Heritage's commitment to its unitholders is to distribute the increase in its cash flow while maintaining prudent reserves for the Partnership's operations. Heritage raised the quarterly distribution paid on October 15, 2001 for the fourth quarter ended August 31, 2001, to $0.625 per unit (or $2.50 annually) from $0.6125 paid the previous quarter, and again for the distribution declared on December 20, 2001 payable on January 14, 2002, to $0.6375 (or $2.55 annually). This was the sixth consecutive increase and the seventh since the formation of the Partnership. On March 25, 2002, the Partnership declared a cash distribution for the second quarter ended February 28, 2002 of $.6375 per unit, or $2.55 per unit annually, payable on April 15, 2002 to unitholders of record at the close of business on April 4, 2002. These quarterly distributions included incentive distributions payable to the General Partner to the extent the quarterly distribution exceeded $.55 per unit ($2.20 annually).

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

At February 28, 2002, Heritage had outstanding propane hedges (swap agreements) for a total of 5.3 million gallons of propane at a weighted average price of $.556 per gallon. The fair value of the swap agreement is the amount at which they could be settled, based on quoted market prices. At February 28, 2002, Heritage would have had to pay approximately $1.2 million to terminate the swap agreements then in place, which was recorded as accrued and other liabilities on the balance sheet through other comprehensive loss and minority interest liability. Heritage continues to monitor propane prices and may enter into additional propane hedges in the future. Inherent in the portfolio from the liquids marketing activities is certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counterparties to a contract. Heritage takes an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Heritage monitors market risk through a variety of techniques, including routine reporting to senior management. Heritage attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures.

LIQUIDS MARKETING

Heritage buys and sells financial instruments for its own account through its wholly owned subsidiary, Heritage Energy Resources ("Resources"). Financial instruments utilized in connection with the liquids marketing activity are accounted for using the mark-to-market method. Under the mark-to-market method of accounting, forwards, swaps, options and storage contracts are reflected at fair value, and are shown in the consolidated balance sheet as assets and liabilities from liquids marketing activities. Unrealized gains and losses from the financial contracts and the impact of price movements are recognized in the income statement, as liquids marketing revenue. Changes in the assets and liabilities from the liquids marketing activities result primarily from changes in the market prices, newly originated transactions and the timing of settlement related to the receipt of cash for certain contracts. Resources attempts to balance its contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on assessment of anticipated market movements.

Notional Amounts and Terms -

The notional amounts and terms of these financial instruments as of February 28, 2002 include fixed price payor for 355,000 barrels of propane and butane, and fixed price receiver of 225,000 barrels of propane and butane. Notional amounts reflect the volume of the transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure Heritage's exposure to market or credit risks.

Fair Value -

The fair value of the financial instruments related to liquids marketing activities as of February 28, 2002, was assets of $211 thousand and liabilities of $727 thousand. The unrealized loss related to trading activities for the period ended February 28, 2002, was $125 thousand and is recorded in the income statement through the liquids marketing revenue.

The market prices used to value these transactions reflect management's best estimate considering various factors including closing average spot prices for the current and outer months plus a differential to consider time value and storage costs.

SENSITIVITY ANALYSIS

A theoretical change of 10 percent in the underlying commodity value of the liquids marketing contracts would not have a significant impact in the Partnership's financial position as there were approximately 5.5 million gallons of net unbalanced positions at February 28, 2002. Similarly, a theoretical change of 10 percent in the underlying commodity values of the hedging instruments would not have a significant impact, as a change in their fair value would be equally offset by a change in value of the hedged item.

                           PART II - OTHER INFORMATION

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 4, 2002, at the Special Meeting of the Common Unitholders of the Registrant (the Special Meeting), the common unitholders approved the Listing Proposal, whereby all of the Registrants 1,382,514 issued and outstanding class B subordinated units were converted to 1,382,514 of the Registrant's common units. Following the conversion of the class B subordinated units, the Registrant has no voting securities other than 15,805,847 common units outstanding.

In conjunction with the approval of the Amendment Proposal at the Special Meeting, the Partnership also issued 162,913 common units to Heritage Holdings, Inc. in exchange for Heritage Holdings, Inc.'s 1.0101 percent general partner interest in the Operating Partnership. The Partnership issued 158,026 common units to HHI in conversion of its 1 percent general partner interest in the Partnership and cancelled 158,026 common units held by U.S. Propane, L.P. upon their conversion into incentive distribution rights and a 1 percent general partner interest in the Partnership. The additional units are not registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, but are issued based upon an exemption from registration.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF COMMON UNITHOLDERS

On February 4, 2002, at the Special Meeting of the Common Unitholders of the Registrant, the common unitholders approved and the class B subordinated unitholders consented to the substitution of U.S. Propane, L.P. as the General Partner of the Partnership replacing Heritage Holdings, Inc. (the Amendment Proposal). The substitution of U.S. Propane, L.P. as the General Partner did not alter the business and acquisition strategies or the management of the Partnership. All of the directors and management of the former general partner have been appointed as the Board of Managers and management of U.S. Propane. The outcome of the vote to substitute U.S. Propane, L.P. as the general partner of the Partnership was 9,070,888 for, 131,257 against or withheld, 99,941 abstentions, and 0 broker non-votes. All 1,382,514 class B subordinated units affirmatively consented to the Amendment Proposal.

The common unitholders also approved the amendment of the Partnership Agreement to convert 1,382,514 outstanding class B subordinated units into 1,382,514 common units, bringing the total outstanding common units of the Partnership to 15,805,847 with no subordinated units outstanding. The vote for the conversion of the class B subordinated units consisted of 9,092,118 for, 90,497 against or withheld, 119,471 abstentions and 0 broker non-votes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

         Exhibit
         Number            Description

(1)      3.1               Agreement of Limited Partnership of Heritage Propane
                           Partners, L.P.

(10)     3.1.1             Amendment No. 1 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Propane Partners,
                           L.P.

(16)     3.1.2             Amendment No. 2 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Propane Partners,
                           L.P.

(1)      3.2               Agreement of Limited Partnership of Heritage
                           Operating, L.P.

(12)     3.2.1             Amendment No. 1 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Operating, L.P.

(*)      3.3               Amended Certificate of Limited Partnership of
                           Heritage Propane Partners, L.P.

(*)      3.4               Amended Certificate of Limited Partnership of
                           Heritage Operating, L.P.

         Exhibit
         Number            Description

(7)      10.1              First Amended and Restated Credit Agreement with
                           Banks Dated May 31, 1999

(8)      10.1.1            First Amendment to the First Amended and Restated
                           Credit Agreement dated as of October 15, 1999

(9)      10.1.2            Second Amendment to First Amended and Restated Credit
                           Agreement dated as of May 31, 2000

(10)     10.1.3            Third Amendment dated as of August 10, 2000 to First
                           Amended and Restated Credit Agreement

(13)     10.1.4            Fourth Amendment to First Amended and Restated Credit
                           Agreement dated as of December 28, 2000

(16)     10.1.5            Fifth Amendment to First Amended and Restated Credit
                           Agreement dated as of July 16, 2001

(1)      10.2              Form of Note Purchase Agreement (June 25, 1996)

(3)      10.2.1            Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of July 25, 1996

(4)      10.2.2            Amendment of Note Purchase Agreement (June 25, 2996)
                           dated as of March 11, 1997

(6)      10.2.3            Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of October 15, 1998

(8)      10.2.4            Second Amendment Agreement dated September 1, 1999 to
                           June 25, 1996 Note Purchase Agreement

(11)     10.2.5            Third Amendment Agreement dated May 31, 2000 to June
                           25, 1996 Note Purchase Agreement and November 19,
                           1997 Note Purchase Agreement

(10)     10.2.6            Fourth Amendment Agreement dated August 10, 2000 to
                           June 25, 1996 Note Purchase Agreement and November
                           19, 1997 Note Purchase Agreement

(13)     10.2.7            Fifth Amendment Agreement dated as of December 28,
                           2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

(1)      10.3              Form of Contribution, Conveyance and Assumption
                           Agreement among Heritage Holdings, Inc., Heritage
                           Propane Partners, L.P. and Heritage Operating, L.P.

(1)      10.6              Restricted Unit Plan

(4)      10.6.1            Amendment of Restricted Unit Plan dated as of October
                           17, 1996

(12)     10.6.2            Amended and Restated Restricted Unit Plan dated as of
                           August 10, 2000

(*)      10.6.3            Second Amended and Restated Restricted Unit Plan
                           dated as of February 4, 2002

(12)     10.7              Employment Agreement for James E. Bertelsmeyer dated
                           as of August 10, 2000

(*)      10.7.1            Consent to Assignment of Employment Agreement for
                           James E. Bertelsmeyer dated February 3, 2002

(12)     10.8              Employment Agreement for R. C. Mills dated as of
                           August 10, 2000

         Exhibit
         Number            Description

(*)      10.8.1            Consent to Assignment of Employment Agreement for
                           R.C. Mills dated February 3, 2002

(12)     10.9              Employment Agreement for Larry J. Dagley dated as of
                           August 10, 2000

(*)      10.9.1            Consent to Assignment of Employment Agreement for
                           Larry J. Dagley dated February 3, 2002

12)      10.10             Employment Agreement for H. Michael Krimbill dated as
                           of August 10, 2000

(*)      10.10.1           Consent to Assignment of Employment Agreement for H.
                           Michael Krimbill dated February 3, 2002

(12)     10.11             Employment Agreement for Bradley K. Atkinson dated as
                           of August 10, 2000

(*)      10.11.1           Consent to Assignment of Employment Agreement for
                           Bradley K. Atkinson dated February 3, 2002

(7)      10.12             First Amended and Restated Revolving Credit Agreement
                           between Heritage Service Corp. and Banks Dated May
                           31, 1999

(16)     10.12.1           First Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated October 15, 1999

(16)     10.12.2           Second Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated August 10, 2000

(16)     10.12.3           Third Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated December 28, 2000

(16)     10.12.4           Fourth Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated July 16, 2001

(12)     10.13             Employment Agreement for Mark A. Darr dated as of
                           August 10, 2000

(*)      10.13.1           Consent to Assignment of Employment Agreement for
                           Mark A Darr dated February 3, 2002

(12)     10.14             Employment Agreement for Thomas H. Rose dated as of
                           August 10, 2000

(*)      10.14.1           Consent to Assignment of Employment Agreement for
                           Thomas H. Rose dated February 3, 2002

(12)     10.15             Employment Agreement for Curtis L. Weishahn dated as
                           of August 10, 2000

(*)      10.15.1           Consent to Assignment of Employment Agreement for
                           Curtis L. Weishahn dated February 3, 2002

(5)      10.16             Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1           Amendment dated October 15, 1998 to November 19, 1997
                           Note Purchase Agreement

(8)      10.16.2           Second Amendment Agreement dated September 1, 1999 to
                           November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

         Exhibit
         Number            Description

(9)      10.16.3           Third Amendment Agreement dated May 31, 2000 to
                           November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

(10)     10.16.4           Fourth Amendment Agreement dated August 10, 2000 to
                           November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

(13)     10.16.5           Fifth Amendment Agreement dated as of December 28,
                           2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

(10)     10.17             Contribution Agreement dated June 15, 2000 among U.S.
                           Propane, L.P., Heritage Operating, L.P. and Heritage
                           Propane Partners, L.P.

(10)     10.17.1           Amendment dated August 10, 2000 to June 15, 2000
                           Contribution Agreement

(10)     10.18             Subscription Agreement dated June 15, 2000 between
                           Heritage Propane Partners, L.P. and individual investors

(10)     10.18.1           Amendment dated August 10, 2000 to June 15, 2000
                           Subscription Agreement

(16)     10.18.2           Amendment Agreement dated January 3, 2001 to the June
                           15, 2000 Subscription Agreement.

(17)     10.18.3           Amendment Agreement dated October 5, 2001 to the June
                           15, 2000 Subscription Agreement.

(10)     10.19             Note Purchase Agreement dated as of August 10, 2000

(13)     10.19.1           Fifth Amendment Agreement dated as of December 28,
                           2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

(14)     10.19.2           First Supplemental Note Purchase Agreement dated as
                           of May 24, 2001 to the August 10, 2000 Note Purchase
                           Agreement

(15)     10.20             Stock Purchase Agreement dated as of July 5, 2001
                           among the shareholders of ProFlame, Inc. and Heritage
                           Holdings, Inc.

(15)     10.21             Stock Purchase Agreement dated as of July 5, 2001
                           among the shareholders of Coast Liquid Gas, Inc. and Heritage Holdings, Inc.

(15)     10.22             Agreement and Plan of Merger dated as of July 5, 2001
                           among California Western Gas Company, the Majority
                           Stockholders of California Western Gas Company signatories thereto, Heritage Holdings, Inc. and California Western Merger Corp.

(15)     10.23             Agreement and Plan of Merger dated as of July 5, 2001
                           among Growth Properties, the Majority Shareholders signatories thereto, Heritage Holdings, Inc. and Growth Properties Merger Corp.

(15)     10.24             Asset Purchase Agreement dated as of July 5, 2001
                           among L.P.G. Associates, the Shareholders of L.P.G.
                           Associates and Heritage Operating, L.P.

(15)     10.25             Asset Purchase Agreement dated as of July 5, 2001
                           among WMJB, Inc., the Shareholders of WMJB, Inc. and
                           Heritage Operating, L.P.

         Exhibit
         Number            Description

(15)     10.25.1           Amendment to Asset Purchase Agreement dated as of
                           July 5, 2001 among WMJB, Inc., the Shareholders of
                           WMJB, Inc. and Heritage Operating, L.P.

(*)      10.26             Assignment, Conveyance and Assumption Agreement
                           between U.S. Propane, L.P. and Heritage Holdings,
                           Inc., as the former general partner of Heritage
                           Propane Partners, L.P. dated as of February 4, 2002

(*)      10.27             Assignment, Conveyance and Assumption Agreement
                           between U.S. Propane, L.P. and Heritage Holdings,
                           Inc., as the former general partner of Heritage
                           Operating, L.P., dated as of February 4, 2002

(16)     21.1              List of Subsidiaries

         ----------------------------------

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

(17) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q for the quarter ended November 30, 2001.

(*)      Filed herewith.

(b)      Reports on Form 8-K.

         A Form 8-K was filed on February 13, 2002, reporting actions taken at the Special Meeting of the Common Unitholders of the Registrant held on February 4, 2002. At the Special Meeting, each of the common unitholders and the class B subordinated unitholders approved a proposal (the "Amendment Proposal"), whereby U.S. Propane, L.P. replaced Heritage Holdings, Inc. as the General Partner of the Registrant and Heritage Operating, L.P., the Registrant's operating partnership (the "Operating Partnership"). Although the approval of the Amendment Proposal was reported as an Item 1 matter, the approval of the Amendment Proposal did not alter the control of U.S. Propane, L.P., which owns 100 percent of Heritage Holdings, Inc. The 8-K also reported under Item 5 the approval by the common unitholders of the Listing Proposal, whereby all of the Registrant's 1,382,514 issued and outstanding class B subordinated units were converted to 1,382,514 of the Registrant's common units.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HERITAGE PROPANE PARTNERS, L.P.

                                       By:  U.S. Propane, L.P., General Partner

Date:  April 15, 2002                  By: /s/  Larry J. Dagley
                                           ------------------------------------
                                           Larry J. Dagley
                                           (Vice President, Chief Financial
                                           Officer and officer duly authorized
                                           to sign on behalf of the registrant)

                                 EXHIBIT INDEX


         Exhibit
         Number            Description

(1)      3.1               Agreement of Limited Partnership of Heritage Propane
                           Partners, L.P.

(10)     3.1.1             Amendment No. 1 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Propane Partners,
                           L.P.

(16)     3.1.2             Amendment No. 2 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Propane Partners,
                           L.P.

(1)      3.2               Agreement of Limited Partnership of Heritage
                           Operating, L.P.

(12)     3.2.1             Amendment No. 1 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Operating, L.P.

(*)      3.3               Amended Certificate of Limited Partnership of
                           Heritage Propane Partners, L.P.

(*)      3.4               Amended Certificate of Limited Partnership of
                           Heritage Operating, L.P.

         Exhibit
         Number            Description

(7)      10.1              First Amended and Restated Credit Agreement with
                           Banks Dated May 31, 1999

(8)      10.1.1            First Amendment to the First Amended and Restated
                           Credit Agreement dated as of October 15, 1999

(9)      10.1.2            Second Amendment to First Amended and Restated Credit
                           Agreement dated as of May 31, 2000

(10)     10.1.3            Third Amendment dated as of August 10, 2000 to First
                           Amended and Restated Credit Agreement

(13)     10.1.4            Fourth Amendment to First Amended and Restated Credit
                           Agreement dated as of December 28, 2000

(16)     10.1.5            Fifth Amendment to First Amended and Restated Credit
                           Agreement dated as of July 16, 2001

(1)      10.2              Form of Note Purchase Agreement (June 25, 1996)

(3)      10.2.1            Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of July 25, 1996

(4)      10.2.2            Amendment of Note Purchase Agreement (June 25, 2996)
                           dated as of March 11, 1997

(6)      10.2.3            Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of October 15, 1998

(8)      10.2.4            Second Amendment Agreement dated September 1, 1999 to
                           June 25, 1996 Note Purchase Agreement

(11)     10.2.5            Third Amendment Agreement dated May 31, 2000 to June
                           25, 1996 Note Purchase Agreement and November 19,
                           1997 Note Purchase Agreement

(10)     10.2.6            Fourth Amendment Agreement dated August 10, 2000 to
                           June 25, 1996 Note Purchase Agreement and November
                           19, 1997 Note Purchase Agreement

(13)     10.2.7            Fifth Amendment Agreement dated as of December 28,
                           2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

(1)      10.3              Form of Contribution, Conveyance and Assumption
                           Agreement among Heritage Holdings, Inc., Heritage
                           Propane Partners, L.P. and Heritage Operating, L.P.

(1)      10.6              Restricted Unit Plan

(4)      10.6.1            Amendment of Restricted Unit Plan dated as of October
                           17, 1996

(12)     10.6.2            Amended and Restated Restricted Unit Plan dated as of
                           August 10, 2000

(*)      10.6.3            Second Amended and Restated Restricted Unit Plan
                           dated as of February 4, 2002

(12)     10.7              Employment Agreement for James E. Bertelsmeyer dated
                           as of August 10, 2000

(*)      10.7.1            Consent to Assignment of Employment Agreement for
                           James E. Bertelsmeyer dated February 3, 2002

(12)     10.8              Employment Agreement for R. C. Mills dated as of
                           August 10, 2000

         Exhibit
         Number            Description

(*)      10.8.1            Consent to Assignment of Employment Agreement for
                           R.C. Mills dated February 3, 2002

(12)     10.9              Employment Agreement for Larry J. Dagley dated as of
                           August 10, 2000

(*)      10.9.1            Consent to Assignment of Employment Agreement for
                           Larry J. Dagley dated February 3, 2002

12)      10.10             Employment Agreement for H. Michael Krimbill dated as
                           of August 10, 2000

(*)      10.10.1           Consent to Assignment of Employment Agreement for H.
                           Michael Krimbill dated February 3, 2002

(12)     10.11             Employment Agreement for Bradley K. Atkinson dated as
                           of August 10, 2000

(*)      10.11.1           Consent to Assignment of Employment Agreement for
                           Bradley K. Atkinson dated February 3, 2002

(7)      10.12             First Amended and Restated Revolving Credit Agreement
                           between Heritage Service Corp. and Banks Dated May
                           31, 1999

(16)     10.12.1           First Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated October 15, 1999

(16)     10.12.2           Second Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated August 10, 2000

(16)     10.12.3           Third Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated December 28, 2000

(16)     10.12.4           Fourth Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated July 16, 2001

(12)     10.13             Employment Agreement for Mark A. Darr dated as of
                           August 10, 2000

(*)      10.13.1           Consent to Assignment of Employment Agreement for
                           Mark A Darr dated February 3, 2002

(12)     10.14             Employment Agreement for Thomas H. Rose dated as of
                           August 10, 2000

(*)      10.14.1           Consent to Assignment of Employment Agreement for
                           Thomas H. Rose dated February 3, 2002

(12)     10.15             Employment Agreement for Curtis L. Weishahn dated as
                           of August 10, 2000

(*)      10.15.1           Consent to Assignment of Employment Agreement for
                           Curtis L. Weishahn dated February 3, 2002

(5)      10.16             Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1           Amendment dated October 15, 1998 to November 19, 1997
                           Note Purchase Agreement

(8)      10.16.2           Second Amendment Agreement dated September 1, 1999 to
                           November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

         Exhibit
         Number            Description

(9)      10.16.3           Third Amendment Agreement dated May 31, 2000 to
                           November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

(10)     10.16.4           Fourth Amendment Agreement dated August 10, 2000 to
                           November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

(13)     10.16.5           Fifth Amendment Agreement dated as of December 28,
                           2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

(10)     10.17             Contribution Agreement dated June 15, 2000 among U.S.
                           Propane, L.P., Heritage Operating, L.P. and Heritage
                           Propane Partners, L.P.

(10)     10.17.1           Amendment dated August 10, 2000 to June 15, 2000
                           Contribution Agreement

(10)     10.18             Subscription Agreement dated June 15, 2000 between
                           Heritage Propane Partners, L.P. and individual investors

(10)     10.18.1           Amendment dated August 10, 2000 to June 15, 2000
                           Subscription Agreement

(16)     10.18.2           Amendment Agreement dated January 3, 2001 to the June
                           15, 2000 Subscription Agreement.

(17)     10.18.3           Amendment Agreement dated October 5, 2001 to the June
                           15, 2000 Subscription Agreement.

(10)     10.19             Note Purchase Agreement dated as of August 10, 2000

(13)     10.19.1           Fifth Amendment Agreement dated as of December 28,
                           2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

(14)     10.19.2           First Supplemental Note Purchase Agreement dated as
                           of May 24, 2001 to the August 10, 2000 Note Purchase
                           Agreement

(15)     10.20             Stock Purchase Agreement dated as of July 5, 2001
                           among the shareholders of ProFlame, Inc. and Heritage
                           Holdings, Inc.

(15)     10.21             Stock Purchase Agreement dated as of July 5, 2001
                           among the shareholders of Coast Liquid Gas, Inc. and Heritage Holdings, Inc.

(15)     10.22             Agreement and Plan of Merger dated as of July 5, 2001
                           among California Western Gas Company, the Majority
                           Stockholders of California Western Gas Company signatories thereto, Heritage Holdings, Inc. and California Western Merger Corp.

(15)     10.23             Agreement and Plan of Merger dated as of July 5, 2001
                           among Growth Properties, the Majority Shareholders signatories thereto, Heritage Holdings, Inc. and Growth Properties Merger Corp.

(15)     10.24             Asset Purchase Agreement dated as of July 5, 2001
                           among L.P.G. Associates, the Shareholders of L.P.G.
                           Associates and Heritage Operating, L.P.

(15)     10.25             Asset Purchase Agreement dated as of July 5, 2001
                           among WMJB, Inc., the Shareholders of WMJB, Inc. and
                           Heritage Operating, L.P.

         Exhibit
         Number            Description

(15)     10.25.1           Amendment to Asset Purchase Agreement dated as of
                           July 5, 2001 among WMJB, Inc., the Shareholders of
                           WMJB, Inc. and Heritage Operating, L.P.

(*)      10.26             Assignment, Conveyance and Assumption Agreement
                           between U.S. Propane, L.P. and Heritage Holdings,
                           Inc., as the former general partner of Heritage
                           Propane Partners, L.P. dated as of February 4, 2002

(*)      10.27             Assignment, Conveyance and Assumption Agreement
                           between U.S. Propane, L.P. and Heritage Holdings,
                           Inc., as the former general partner of Heritage
                           Operating, L.P., dated as of February 4, 2002

(16)     21.1              List of Subsidiaries

         ------------------------------------------

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

(17) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q for the quarter ended November 30, 2001.

(*)      Filed herewith.