Form 10-Q
period 2002-05-31
HERITAGE PROPANE PARTNERS L P
filed 2002-07-11
CIK 1012569

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2002

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

Yes  x    No
    ---

At July 10, 2002, the registrant had units outstanding as follows:
Heritage Propane Partners, L.P.     15,815,847       Common Units

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


     ITEM 1.      FINANCIAL STATEMENTS

                  Consolidated Balance Sheets -
                       May 31, 2002 and August 31, 2001..................................................1

                  Consolidated Statements of Operations -
                      Three months and nine months ended May 31, 2002 and 2001 ..........................2

                  Consolidated Statements of Comprehensive Income -
                      Three months and nine months ended May 31, 2002 and 2001...........................3

                  Consolidated Statement of Partners' Capital
                      Nine months ended May 31, 2002.....................................................4

                  Consolidated Statements of Cash Flows
                      Nine months ended May 31, 2002 and 2001............................................5

                  Notes to Consolidated Financial Statements.............................................6


     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS...............................................13

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK.......................................................................19


PART II                                              OTHER INFORMATION

     ITEM 5.      OTHER INFORMATION.....................................................................22

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K......................................................22

     SIGNATURE

                         PART I - FINANCIAL INFORMATION

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                                          May 31,          August 31,
                                                                           2002               2001
                                                                        ------------      ------------
                                                                        (unaudited)
                              ASSETS

CURRENT ASSETS:
   Cash                                                                 $      4,357      $      5,620
   Marketable securities                                                       4,550             4,245
   Accounts receivable, net of allowance for doubtful accounts                36,359            40,221
   Inventories                                                                39,416            66,814
   Assets from liquids marketing                                                 831             6,465
   Prepaid expenses and other                                                  3,476            14,898
                                                                        ------------      ------------
     Total current assets                                                     88,989           138,263

PROPERTY, PLANT AND EQUIPMENT, net                                           396,917           394,742
INVESTMENT IN AFFILIATES                                                       8,519             6,920
INTANGIBLES AND OTHER ASSETS, net                                            220,539           218,242
                                                                        ------------      ------------

     Total assets                                                       $    714,964      $    758,167
                                                                        ============      ============

                 LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Working capital facility                                             $         --      $     19,900
   Accounts payable                                                           34,411            43,164
   Accounts payable to related companies                                       5,686             7,937
   Accrued and other current liabilities                                      18,562            33,404
   Liabilities from liquids marketing                                            738             7,130
   Current maturities of long-term debt                                       16,929            16,120
                                                                        ------------      ------------
     Total current liabilities                                                76,326           127,655

LONG-TERM DEBT,  less current maturities                                     436,258           423,748
MINORITY INTEREST                                                              3,838             5,350
COMMITMENTS AND CONTINGENCIES
                                                                        ------------      ------------

     Total liabilities                                                       516,422           556,753
                                                                        ------------      ------------


PARTNERS' CAPITAL:
   Common unitholders (15,805,847 and 14,260,316 units issued and
     outstanding at May 31, 2002 and August 31, 2001, respectively)          199,472           190,548
   Class B subordinated unitholders (1,382,514 units issued and
     outstanding at August 31, 2001)                                              --            15,532
   Class C unitholders (1,000,000 units issued and outstanding)                   --                --
   General partner                                                             1,849             1,875
   Accumulated other comprehensive loss                                       (2,779)           (6,541)
                                                                        ------------      ------------
     Total partners' capital                                                 198,542           201,414
                                                                        ------------      ------------

     Total liabilities and partners' capital                            $    714,964      $    758,167
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per unit and unit data)
                                   (unaudited)

                                             Three Months      Three Months      Nine Months       Nine Months
                                                Ended             Ended             Ended             Ended
                                               May 31,           May 31,           May 31,           May 31,
                                                2002              2001              2002              2001
                                             ------------      ------------      ------------      ------------

REVENUES:
   Retail fuel                               $     82,312      $     87,254      $    317,941      $    386,235
   Wholesale fuel                                   8,865            10,199            35,992            52,948
   Liquids marketing                               40,113            26,073           138,259           152,155
   Other                                           11,348             8,627            42,184            33,419
                                             ------------      ------------      ------------      ------------
     Total revenues                               142,638           132,153           534,376           624,757
                                             ------------      ------------      ------------      ------------

COSTS AND EXPENSES:
   Cost of products sold                           52,303            59,835           209,681           268,480
   Liquids marketing                               38,629            26,019           138,407           150,265
   Operating expenses                              33,823            28,902           100,624            96,008
   Depreciation and amortization                    9,910            10,499            28,574            30,322
   Selling, general and administrative              3,539             4,422             9,648            14,003
                                             ------------      ------------      ------------      ------------
     Total costs and expenses                     138,204           129,677           486,934           559,078
                                             ------------      ------------      ------------      ------------

OPERATING INCOME                                    4,434             2,476            47,442            65,679

OTHER INCOME (EXPENSE):
   Interest expense                                (9,205)           (8,756)          (27,924)          (26,423)
   Equity in earnings of affiliates                   430               368             1,599             1,568
   Gain on disposal of assets                         227               299               942               502
   Other                                             (150)             (281)             (342)             (443)
                                             ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE MINORITY INTEREST             (4,264)           (5,894)           21,717            40,883

   Minority interest                                  (55)               49              (685)           (1,435)
                                             ------------      ------------      ------------      ------------

NET INCOME (LOSS)                                  (4,319)           (5,845)           21,032            39,448

GENERAL PARTNER'S INTEREST IN
   NET INCOME (LOSS)                                  174               396               861               849
                                             ------------      ------------      ------------      ------------

LIMITED PARTNERS' INTEREST IN
  NET INCOME (LOSS)                          $     (4,493)     $     (6,241)     $     20,171      $     38,599
                                             ============      ============      ============      ============

BASIC NET INCOME (LOSS) PER LIMITED
   PARTNER UNIT                              $       (.28)     $       (.48)     $       1.28      $       2.97
                                             ============      ============      ============      ============

BASIC WEIGHTED AVERAGE NUMBER OF UNITS
  OUTSTANDING                                  15,805,847        12,981,442        15,713,694        12,980,606
                                             ============      ============      ============      ============

DILUTED NET INCOME PER LIMITED
  PARTNER UNIT                               $       (.28)     $       (.48)     $       1.28      $       2.97
                                             ============      ============      ============      ============


DILUTED WEIGHTED AVERAGE NUMBER OF UNITS
  OUTSTANDING                                  15,805,847        12,981,442        15,754,704        13,011,546
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                           (in thousands, unaudited)



                                         Three Months      Three Months       Nine Months      Nine Months
                                            Ended             Ended             Ended            Ended
                                            May 31,          May 31,            May 31,          May 31,
                                             2002             2001              2002              2001
                                         ------------      ------------      ------------      ------------

Net income (loss)                        $     (4,319)     $     (5,845)     $     21,032      $     39,448

Other comprehensive income
   Unrealized loss on derivative
     instruments                                   --            (1,060)               --            (2,645)
   Unrealized gain (loss) on
     available-for-sale securities                (87)              292              (702)              (93)
                                         ------------      ------------      ------------      ------------

   Comprehensive income                  $     (4,406)     $     (6,613)     $     20,330      $     36,710
                                         ============      ============      ============      ============


RECONCILIATION OF ACCUMULATED
OTHER COMPREHENSIVE INCOME(LOSS)

Balance, beginning of period             $     (3,850)     $        164      $     (6,541)     $         --

Cumulative effect of the adoption of
   SFAS 133                                        --                --                --             5,429
Current period reclassification to
   earnings                                     1,158              (549)            7,016            (3,844)
Current period change                             (87)           (2,353)           (3,254)           (4,323)
                                         ------------      ------------      ------------      ------------

Balance, end of period                   $     (2,779)     $     (2,738)     $     (2,779)     $     (2,738)
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                        (in thousands, except unit data)
                                   (unaudited)

                                                      Number of Units
                                       -------------------------------------------

                                                        Class B                                         Class B
                                         Common       Subordinated       Class C       Common         Subordinated     Class C
                                       -----------    -------------    -----------   -------------    -----------    ------------
BALANCE, AUGUST 31, 2001                14,260,316        1,382,514      1,000,000   $     190,548    $    15,532    $         --

Unit distribution                               --               --             --         (28,082)        (1,746)             --

Conversion of phantom units                  1,750               --             --              --             --              --

Conversion of subordinated units         1,382,514       (1,382,514)            --          15,137        (15,137)             --

Issuance of units upon conversion of
  minority interest                        162,913               --             --           1,729             --              --

General partner capital contribution        (1,646)              --             --             (32)            --              --

Other                                           --               --             --           1,352             --              --

Net change in accumulated other
  comprehensive loss per
  accompanying statements                       --               --             --              --             --              --

Net income                                      --               --             --          18,820          1,351              --
                                       -----------    -------------    -----------   -------------    -----------    ------------

BALANCE, MAY 31, 2002                   15,805,847               --      1,000,000   $     199,472    $        --    $         --
                                       ===========    =============    ===========   =============    ===========    ============



                                                        Accumulated
                                                           Other
                                          General       Comprehensive
                                          Partner            Loss           Total
                                         -----------    -------------    -----------
BALANCE, AUGUST 31, 2001                 $     1,875    $      (6,541)   $   201,414

Unit distribution                               (919)              --        (30,747)

Conversion of phantom units                       --               --             --

Conversion of subordinated units                  --               --             --

Issuance of units upon conversion of
  minority interest                               --               --          1,729

General partner capital contribution              32               --             --

Other                                             --               --          1,352

Net change in accumulated other
  comprehensive loss per
  accompanying statements                         --            3,762          3,762

Net income                                       861               --         21,032
                                         -----------    -------------    -----------

BALANCE, MAY 31, 2002                    $     1,849    $      (2,779)   $   198,542
                                         ===========    =============    ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                   Nine           Nine
                                                                  Months         Months
                                                                  Ended          Ended
                                                                  May 31,        May 31,
                                                                   2002           2001
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $     21,032    $     39,448
     Reconciliation of net income to net cash provided by
       operating activities-
     Depreciation and amortization                                   28,574          30,322
     Provision for loss on accounts receivable                        1,030           2,739
     Gain on disposal of assets                                        (942)           (502)
     Deferred compensation on restricted units and long term
       incentive plan                                                 1,409             825
     Undistributed earnings of affiliates                            (1,599)         (1,437)
     Minority interest                                                  154             436
     Changes in assets and liabilities, net of effect of
       acquisitions:
       Accounts receivable                                            3,258         (10,511)
       Inventories                                                   26,449          (4,403)
       Assets from liquids marketing                                  5,633           1,387
       Prepaid and other expenses                                    11,277          (2,458)
       Intangibles and other assets                                    (666)            328
       Accounts payable                                             (10,589)          5,213
       Accounts payable to related companies                         (2,251)         (5,760)
       Accrued and other current liabilities                        (10,876)         (3,033)
       Liabilities from liquids marketing                            (6,393)         (1,247)
                                                               ------------    ------------
         Net cash provided by operating activities                   65,500          51,347
                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired                 (16,886)        (48,789)
   Capital expenditures                                             (20,020)        (17,417)
   Proceeds from the sale of assets                                  11,138           1,773
   Other                                                               (854)         (7,072)
                                                               ------------    ------------
         Net cash used in investing activities                      (26,622)        (71,505)
                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                         122,850         251,491
   Principal payments on debt                                      (132,186)       (208,373)
   Unit distributions                                               (30,747)        (23,334)
   Other                                                                (58)             --
                                                               ------------    ------------
         Net cash provided by(used in) financing activities         (40,141)         19,784
                                                               ------------    ------------

DECREASE IN CASH                                                     (1,263)           (374)

CASH, beginning of period                                             5,620           4,845
                                                               ------------    ------------

CASH, end of period                                            $      4,357    $      4,471
                                                               ============    ============

NONCASH FINANCING ACTIVITIES:
   Notes payable incurred on noncompete agreements             $      2,755    $      2,510
                                                               ============    ============
   Issuance of restricted common units                         $         --    $      1,600
                                                               ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for interest                    $     26,362    $     24,412
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

Heritage Operating, L.P. (the Operating Partnership) sells propane and propane-related products to more than 600,000 active residential, commercial, industrial and agricultural customers in 28 states. Heritage is also a wholesale propane supplier in the southwestern and southeastern United States and in Canada, the latter through participation in M-P Energy Partnership. M-P Energy Partnership is a Canadian partnership engaging in supplying the Partnership's northern U.S. locations and lower-margin wholesale distribution in which Heritage owns a 60 percent interest.

On February 4, 2002, the Partnership's common unitholders, at a special meeting, approved the substitution of U.S. Propane, L.P. (U.S. Propane) as the successor General Partner of the Partnership replacing Heritage Holdings, Inc. Heritage Holdings, Inc. exchanged its general partner interest in Heritage and the Incentive Distribution Rights (which are described in Note 2), for 158,026 common units, and its 1.0101 percent general partner interest in the Operating Partnership for 162,913 common units. The 1.0101 percent limited partner interest in the Operating Partnership owned by U.S. Propane converted to a
1.0101 percent general partner interest in the Operating Partnership and 158,026 of the common units owned by U.S. Propane converted into a 1 percent general partner interest in the Partnership and the Incentive Distribution Rights.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET DETAIL:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Partnership include the accounts of its subsidiaries, including the Operating Partnership, M-P Energy Partnership, Heritage Service Corp., Guilford Gas Service, Inc., Heritage Energy Resources, L.L.C. ("Resources"), AGL Propane, L.L.C., Peoples Gas Company, L.L.C., United Cities Propane Gas, L.L.C. and Retail Propane Company, L.L.C. (collectively the "Propane LLCs".) Heritage accounts for its 50 percent partnership interest in Bi-State Partnership, another propane retailer, under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. For purposes of maintaining partner capital accounts, Heritage's partnership agreement specifies that items of income and loss shall be allocated among the partners in accordance with their percentage interests. Normal allocations according to percentage interests are made, however, only after giving effect to any priority income allocations in an amount equal to the incentive distributions that are allocated 100 percent to the General Partner. At May 31, 2002, as successor General Partner, U.S. Propane's 1.0101 percent general partner interest in the Operating Partnership was accounted for in the consolidated financial statements as a minority interest. For the nine months ended May 31, 2001, Heritage Holdings, Inc.'s 1.0101 percent general partner interest and U.S. Propane's 1.0101 percent limited partner interest in the Operating Partnership were accounted for in the consolidated financial statements as minority interests.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the 2002 presentation. These reclassifications have no impact on net income or net assets.

ACCOUNTS RECEIVABLE

Heritage grants credit to its customers for the purchase of propane and propane-related products. Accounts receivable consisted of the following:

                                                May 31,          August 31,
                                                 2002               2001
                                              ------------      ------------

Accounts receivable                           $     39,869      $     43,797
Less - allowance for doubtful accounts               3,510             3,576
                                              ------------      ------------
     Total, net                               $     36,359      $     40,221
                                              ============      ============



Allowance for doubtful accounts:
Balance, beginning of the year                $      3,576      $         --
Provision for loss on accounts receivable            1,030             4,055
Accounts receivable written off, net of
   recoveries                                       (1,096)             (479)
                                              ------------      ------------
Balance, end of period                        $      3,510      $      3,576
                                              ============      ============

INVENTORIES

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using weighted-average cost, while the cost of appliances, parts and fittings is determined by the first-in, first-out method. Inventories consisted of the following:

                                     May 31,         August 31,
                                      2002             2001
                                   ------------     ------------

Fuel                               $     30,095     $     56,975
Appliances, parts and fittings            9,321            9,839
                                   ------------     ------------
                                   $     39,416     $     66,814
                                   ============     ============

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

                                                      Three Months      Three Months      Nine Months      Nine Months
                                                         Ended             Ended            Ended            Ended
                                                        May 31,            May 31,          May 31,          May 31,
                                                          2002              2001             2002             2001
                                                      ------------      ------------      ------------     ------------

BASIC NET INCOME (LOSS) PER LIMITED PARTNER UNIT:

Limited Partners' interest in net income (loss)       $     (4,493)     $     (6,241)     $     20,171     $     38,599
                                                      ============      ============      ============     ============

Weighted average limited partner units                  15,805,847        12,981,442        15,713,694       12,980,606
                                                      ============      ============      ============     ============

Basic net income (loss) per limited partner unit      $       (.28)     $       (.48)     $       1.28     $       2.97
                                                      ============      ============      ============     ============


DILUTED NET INCOME (LOSS) PER LIMITED PARTNER
UNIT:

Limited partners' interest in net income (loss)        $     (4,493)     $     (6,241)     $     20,171     $     38,599
                                                       ============      ============      ============     ============

Weighted average limited partner units                   15,805,747        12,981,442        15,713,694       12,980,606
Dilutive effect of phantom units                                 --                --            41,010           30,940
                                                       ------------      ------------      ------------     ------------
Weighted average limited partner units, assuming
   dilutive effect of phantom units                      15,805,747        12,981,442        15,754,704       13,011,546
                                                       ============      ============      ============     ============

Diluted net income (loss) per limited partner unit     $       (.28)     $       (.48)     $       1.28     $       2.97
                                                       ============      ============      ============     ============

QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

The partnership agreement requires that Heritage will distribute all of its "available cash" to its unitholders and its General Partner within 45 days following the end of each fiscal quarter, subject to the payment of incentive distributions to the holders of Incentive Distribution Rights to the extent that certain target levels of cash distributions are achieved. The term "available cash" generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter, plus working capital borrowings after the end of the quarter, less reserves established by the General Partner in its sole discretion to provide for the proper conduct of Heritage's business, to comply with applicable laws or any Heritage debt instrument or other agreement, or to provide funds for future distributions to partners with respect to any one or more of the next four quarters. Available cash is more fully defined in the Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

Prior to the unitholder vote on February 4, 2002, distributions by Heritage in an amount equal to 100 percent of available cash were made 97 percent to the common and class B subordinated unitholders, 1.0101 percent to U.S. Propane for its limited partner interest in the Operating Partnership and 1.9899 percent to the former General Partner, Heritage Holdings, Inc. After the unitholder vote, distributions by Heritage in an amount equal to 100 percent of available cash will generally be made 98 percent to the common unitholders and 2 percent to U.S. Propane, subject to the payment of incentive distributions to the holders of Incentive Distribution Rights to the extent that certain target levels of cash distributions are achieved.

On October 15, 2001, a quarterly distribution of $.6250 per unit, or $2.50 annually, was paid to unitholders of record at the close of business on October 5, 2001 and to the former General Partner for its general partner interest in the Partnership, its minority interest and its Incentive Distribution Rights. On January 14, 2002,a quarterly distribution of $.6375 per unit, or $2.55 annually, was paid to unitholders of record at the close of business on January 3, 2002 and to the former General Partner for its general partner interest in the Partnership, its minority interest and its Incentive Distribution Rights. On April 15, 2002, a quarterly distribution of $.6375 per unit, or $2.55 annually, was paid to unitholders of record at the close of business on April 4, 2002 and to the General Partner for its general partner interest in the Partnership, its minority interest and its Incentive Distribution Rights. On June 24, 2002, the Partnership declared a cash distribution for the third quarter ended May 31, 2002 of $.6375 per unit, or $2.55 per unit annually, payable on July 15, 2002 to unitholders of record at the close of business on July 8, 2002. These quarterly distributions included incentive distributions payable to the General Partner to the extent the quarterly distribution exceeded $.55 per unit.

SFAS 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS
133). SFAS 133 requires that all derivatives be recognized in the balance sheet as either an asset or liability measured at fair value. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Heritage adopted the provisions of SFAS 133 effective September 1, 2000. The cumulative effect of adopting SFAS 133 was an adjustment to accumulated other comprehensive income of $5,429.

Heritage had certain financial swap instruments that settled during the three months ended at May 31, 2002 that were designated as cash flow hedging instruments in accordance with SFAS 133. The swap instruments are a contractual agreement to exchange obligations of money between the buyer and seller of the instruments as propane volumes during the pricing period are purchased. The swaps are tied to a set fixed price for the buyer and floating price determinants for the seller priced on certain indices at the end of the relevant trading period. Heritage entered into these instruments to hedge the forecasted propane volumes to be purchased during each of the one-month periods ending October 2001 through March 2002. Heritage utilizes hedging transactions to provide price protection against significant fluctuations in propane prices. During the three months and nine months ended May 31, 2002, Heritage reclassified into earnings a loss of $1,158 and $7,016, respectively, that was previously reported in accumulated other comprehensive loss. There were no hedges outstanding as of May 31, 2002.

SFAS 142 GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets. Under Statement No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, any acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. There will be more recognized intangible assets, such as unpatented technology and database content, being separated from goodwill. Those assets will be amortized over their useful lives, other than assets that have an indefinite life.

Heritage adopted Statement No. 142 on September 1, 2001 and accordingly has discontinued the amortization of goodwill existing at the time of adoption. Under the provisions of Statement No. 142, Heritage was required to perform a transitional goodwill impairment appraisal within six months from the time of adoption. Management engaged an independent appraisal firm to perform an assessment of the fair value of each of Heritage's operating segments, which were compared with the carrying value of each segment to determine whether any impairment existed on the date of adoption. Heritage has completed the transitional goodwill impairment appraisal and has determined that based on the fair value of Heritage's operating segments, Heritage's goodwill was not impaired as of September 1, 2001. The adoption of Statement No. 142 eliminated goodwill amortization that would have totaled approximately $1,426 and $4,278 for the three and nine months ended May 31, 2002, based on the balances of August 31, 2001, and totaled approximately $1,027 and $3,969 for the three and nine months ended May 31, 2001.

RECENTLY ISSUED ACCOUNTING STANDARD NOT YET ADOPTED

In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Heritage will adopt the provisions of Statement No. 143 effective September 1, 2002. Management does not believe that the adoption of Statement No. 143 will have a material impact, if any, on its consolidated financial condition or results of operations.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement retains the fundamental provisions of Statement No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. Heritage will adopt the provisions of Statement No. 144 effective September 1, 2002. Management does not believe that the adoption of Statement No. 144 will have a material impact, if any, on its consolidated financial condition or results of operations.

PRO FORMA RESULTS

On July 31, 2001, Heritage purchased the propane operations of ProFlame, Inc. and subsidiaries and affiliates (ProFlame) located in California and Nevada, in a series of mergers, stock purchases and asset purchases. The results of operations of ProFlame are included in the consolidated statement of operations of Heritage for the three and nine months ended May 31, 2002.

The following unaudited pro forma consolidated results of operations are presented as if the series of transactions with ProFlame and Heritage had been made at the beginning of the period presented:


                                                       For the Three     For the Nine
                                                       Months Ended      Months Ended
                                                         May 31,           May 31,
                                                          2001              2001
                                                       ------------      ------------
Total revenues                                         $    148,632      $    670,973
Limited partners' interest in net income (loss)        $     (5,967)     $     40,093
Basic net income (loss) per limited partner unit       $       (.46)     $       3.09
Diluted net income (loss) per limited partner unit     $       (.46)     $       3.08

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

3. WORKING CAPITAL FACILITY AND LONG-TERM DEBT:

Effective July 16, 2001, the Operating Partnership entered into the Fifth Amendment to the First Amended and Restated Credit Agreement. The terms of the Agreement as amended are as follows:

         A $65,000 Senior Revolving Working Capital Facility, expiring June 30, 2004. There were no amounts outstanding at May 31, 2002. The interest rate and interest payment dates vary depending on the terms Heritage agrees to when the money is borrowed. Heritage must be free of all working capital borrowings for 30 consecutive days each fiscal year. The maximum commitment fee payable on the unused portion of the facility is 0.50 percent.

         A $50,000 Senior Revolving Acquisition Facility is available through December 31, 2003, at which time the outstanding amount must be paid in ten equal quarterly installments beginning March 31, 2004, with $14,000 outstanding as of May 31, 2002. The interest rate and interest payment dates vary depending on the terms Heritage agrees to when the money is borrowed. The weighted average interest rate was 3.77 percent for the amount outstanding at May 31, 2002. The maximum commitment fee payable on the unused portion of the facility is 0.50 percent.

4. COMMITMENTS AND CONTINGENCIES

In May 2001, a company that Heritage subsequently acquired received a request for information from the U.S. Environmental Protection Agency (the "EPA") regarding potential contribution to a widespread groundwater contamination problem in San Bernardino, California, known as the Newmark Groundwater Contamination. The EPA has indicated that it believes that a likely source of the groundwater contamination is a former military base. The U.S. Army has been notified of this and is working in a cooperative manner with the EPA. The EPA has not made any final determination regarding the U.S. Army or any other person's liability. Although the groundwater contamination problem appears to be attributable to releases of solvents from the former military base in the 1940's (well before the company facility was constructed in the 1970's), it is possible that EPA may seek to recover all or a portion of groundwater remediation costs from private parties which could include Heritage under the Comprehensive Environmental Response, Compensation, and Liability Act (commonly called "Superfund").

5. REPORTABLE SEGMENTS:

Heritage's financial statements reflect four reportable segments: the domestic retail operations of Heritage, the domestic wholesale operations of Heritage, the foreign wholesale operations of M-P Energy Partnership and the liquids marketing activities of Resources. Heritage's reportable domestic and wholesale fuel segments are strategic business units that sell products and services to different types of users: retail and wholesale customers. Intersegment sales by the foreign wholesale segment to the domestic segment are priced in accordance with the partnership agreement. Resources is a liquids marketing company that buys and sells financial instruments for their own account. Heritage manages these segments separately as each segment involves different distribution, sale and marketing strategies. Heritage evaluates the performance of its operating segments based on operating income. The operating income below does not reflect domestic and foreign selling, general, and administrative expenses of $3,539 and $4,422 for the three months ended May 31, 2002 and May 31, 2001, respectively, or $9,648 and $14,003 for the nine months ended May 31, 2002 and May 31, 2001, respectively. The following table presents the unaudited financial information by segment for the following periods:

                                 For the Three Months ended          For the Nine Months ended
                                           May 31,                             May 31,
                               ------------------------------      ------------------------------
                                  2002              2001               2002              2001
                               ------------      ------------      ------------      ------------
Gallons:
   Domestic retail fuel              74,947            68,663           284,195           282,834
   Domestic wholesale fuel            3,526             1,823            14,001            11,670
   Foreign wholesale fuel
     Affiliated                      18,414            25,212            57,229            72,822
     Unaffiliated                    14,470            18,381            57,462            75,628
   Elimination                      (18,414)          (25,212)          (57,229)          (72,822)
                               ------------      ------------      ------------      ------------
       Total                         92,943            88,867           355,658           370,132
                               ============      ============      ============      ============


Revenues:
   Domestic retail fuel        $     82,312      $     87,254      $    317,941      $    386,235
   Domestic wholesale fuel            1,967             1,548             8,303             9,214
   Foreign wholesale fuel
     Affiliated                       8,612            15,556            29,128            48,880
     Unaffiliated                     6,898             8,651            27,689            43,734
   Elimination                       (8,612)          (15,556)          (29,128)          (48,880)
   Liquids marketing                 40,113            26,073           138,259           152,155
   Other                             11,348             8,627            42,184            33,419
                               ------------      ------------      ------------      ------------
       Total                   $    142,638      $    132,153      $    534,376      $    624,757
                               ============      ============      ============      ============


Operating Income (Loss):
   Domestic retail             $      7,259      $      6,400      $     58,817      $     76,044
   Domestic wholesale fuel           (1,182)             (182)           (2,881)              (35)
   Foreign wholesale fuel
     Affiliated                         147               252               419               685
     Unaffiliated                       524               402             1,576             2,253
   Elimination                         (147)             (252)             (419)             (685)
   Liquids marketing                  1,372               278              (422)            1,420
                               ------------      ------------      ------------      ------------
       Total                   $      7,973      $      6,898      $     57,090      $     79,682
                               ============      ============      ============      ============


                            As of             As of
                            May 31,         August 31,
                             2002             2001
                          ------------     ------------
Total Assets:
   Domestic retail        $    674,589     $    697,947
   Domestic wholesale           11,735           19,533
   Foreign wholesale             6,627            8,467
   Liquids Marketing             6,524           20,086
   Corporate                    15,489           12,134
                          ------------     ------------
         Total            $    714,964     $    758,167
                          ============     ============


                                   For the Three Months ended      For the Nine Months ended
                                             May 31,                        May 31,
                                   ---------------------------     ---------------------------
                                      2002            2001           2002             2001
                                   -----------     -----------     -----------     -----------
Depreciation and amortization:
   Domestic retail                 $     9,757     $    10,487     $    28,283     $    30,256
   Domestic wholesale                      148               8             277              54
   Foreign wholesale                         5               4              14              12
                                   -----------     -----------     -----------     -----------
         Total                     $     9,910     $    10,499     $    28,574     $    30,322
                                   ===========     ===========     ===========     ===========


6. SIGNIFICANT INVESTEE:

At May 31, 2002, Heritage held a 50 percent interest in Bi-State Partnership. Heritage accounts for its 50 percent interest in Bi-State Partnership under the equity method. Heritage's investment in Bi-State Partnership totaled $8,158 and $6,610 at May 31, 2002 and August 31, 2001, respectively. Heritage received distributions from Bi-State Partnership for the year ended August 31, 2001 of $125. On March 1, 2002, the Operating Partnership sold certain assets acquired in the ProFlame acquisition to Bi-State Partnership for approximately $9,730 plus working capital. There was no gain or loss recorded on the transaction. This sale was made pursuant to the provision in the Bi-State partnership agreement that requires each partner to offer to sell any newly acquired businesses within Bi-State Partnership's area of operations to Bi-State Partnership. In conjunction with this sale, the Operating Partnership guaranteed $5 million of debt incurred by Bi-State Partnership.


Bi-State Partnership's financial position is summarized below:

                           May 31,        August 31,
                            2002             2001
                        ------------     ------------
Current assets          $      4,069     $      2,783
Noncurrent assets             23,208           13,899
                        ------------     ------------
                        $     27,277     $     16,682
                        ============     ============

Current liabilities     $      2,265     $      1,722
Long-term debt                10,037            3,131
Partners' capital:
     Heritage                  8,158            6,610
     Other partner             6,817            5,219
                        ------------     ------------
                        $     27,277     $     16,682
                        ============     ============

Bi-State Partnership's results of operations for the three months and nine months ended May 31, 2002 and 2001, respectively are summarized below:

                                        For the Three Months ended      For the Nine Months ended
                                                 May 31,                          May 31,
                                        ---------------------------     --------------------------

                                             2002            2001          2002            2001
                                        -----------      ----------     ----------      ----------
Revenues                                $     4,910      $    4,443     $   14,267      $   17,207
Gross profit                                  2,606           1,985          7,390           7,391

Net income:
     Heritage                                   407             337          1,548           1,503
     Other Partner                              423             383          1,598           1,643


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

Since its formation in 1989, Heritage has grown primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth. Since its inception through August 31, 2001, Heritage completed 81 acquisitions for an aggregate purchase price approximating $608 million, including the transfer by U.S. Propane of its propane operations to Heritage for $181.4 million, plus working capital of approximately $12.9 million. During the nine months ended May 31, 2002, Heritage completed nine propane acquisitions and one non-propane related acquisition for an aggregate purchase price of $22.1 million. The General Partner believes that Heritage is the fourth largest retail marketer of propane in the United States, based on retail gallons sold. Heritage serves approximately 600,000 customers from over 275 customer service locations in 28 states.

The retail propane distribution business is largely seasonal due to propane's use as a heating source in residential and commercial buildings. Historically, approximately two-thirds of Heritage's retail propane volume and in excess of 80 percent of Heritage's earnings before interest, taxes, depreciation and amortization or EBITDA is attributable to sales during the six-month peak-heating season of October through March. Consequently, sales and operating profits are concentrated in the first and second fiscal quarters. Cash flow from operations, however, is generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the six-month peak-heating season.

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

THREE MONTHS ENDED MAY 31, 2002 COMPARED TO THE THREE MONTHS ENDED MAY 31, 2001

         Volume. Total retail gallons sold in the three months ended May 31, 2002 were 75.0 million, an increase of 6.3 million over the 68.7 million gallons sold in the three months ended May 31, 2001. The increase primarily is due to volumes added through acquisitions and the quarter ended May 31, 2002 being 19% colder than the same period last year. The Partnership also sold approximately
18.0 million wholesale gallons in this third quarter of fiscal 2002, a decrease of 2.2 million gallons from the 20.2 million wholesale gallons sold in the third quarter of fiscal 2001. U.S. wholesale volumes increased 1.7 million gallons to
3.5 million gallons due to acquisition related volumes while the foreign wholesale volumes of MP Energy Partnership decreased 3.9 million gallons to 14.5 million gallons for the third quarter.

         Revenues. Total revenues for the three months ended May 31, 2002 were $142.6 million, an increase of $10.4 million, or 7.9% as compared to $132.2 million in the three months ended May 31, 2001. The current period's domestic retail propane revenues decreased $4.9 million or 5.6% to $82.3 million versus the prior year's revenues of $87.3 million primarily due to lower selling prices in the current period. The U.S. wholesale revenues increased $0.5 million to $2.0 million for the three months ended May 31, 2002 as compared to $1.5 million for the period ended May 31, 2001, due to acquisition related volumes. Other domestic revenues increased by $2.7 million, to $11.3 million as compared to $8.6 million in the prior year as a result of acquisitions. Foreign revenues decreased $1.8 million for the three months ended May 31, 2002 to $6.9 million as compared to $8.7 million for the three months ended May 31, 2001, as a result of lower selling prices and the decreased volumes described above. The liquids marketing activity conducted through Heritage Energy Resources increased $14.0 million to $40.1 million versus the prior year's activity of $26.1 million due to an increase in the volume of contracts sold due to the market conditions during the third quarter of fiscal 2002.

         Cost of Products Sold. Total cost of products sold and liquids marketing activities increased to $90.9 million for the three months ended May 31, 2002 as compared to $85.9 million for the three months ended May 31, 2001. The current period's domestic retail cost of sales decreased $7.1 million or 14.7% to $41.1 million as compared to $48.2 million in the prior year as the increase in volumes was more than offset by the lower product cost for the quarter ended May 31, 2002 as compared to the same period last year. The U.S. wholesale cost of sales increased $0.5 million to $1.9 million for the three months ended May 31, 2002 as compared to $1.4 million for the period ended May 31, 2001, primarily due to increased volumes offset by lower wholesale fuel costs. Foreign cost of sales decreased $1.9 million to $6.4 million as compared to $8.3 million in the prior year primarily due to lower volumes. Other cost of sales increased $0.9 million to $2.9 million as compared to $2.0 million for the three months ended May 31, 2001. Liquids marketing cost of sales increased $12.6 million during the three months ended May 31, 2002 to $38.6 million as compared to the prior year's cost of sales of $26.0 million. This increase is primarily due to the increase in the volumes contracts purchased in relation to the increase of contracts sold offset by the decrease in overall product cost as compared to last year.

         Gross Profit. Total gross profit for the three months ended May 31, 2002 was $51.7 million as compared to $46.3 million for the three months ended May 31, 2001. For the three months ended May 31, 2002, retail fuel gross profit was $41.2 million, U.S. wholesale was $0.1 million, and other gross profit was $8.4 million, which includes service and tank rental revenues. Foreign wholesale gross profit was $.5 million and liquids marketing was $1.5 million. As a comparison, for the three months ended May 31, 2001, Heritage recorded retail fuel gross profit of $39.1 million, U.S. wholesale was $0.1 million, and other gross profit was $6.6 million. Foreign wholesale gross profit was $0.4 million and liquids marketing gross profit was $0.1 million for the three months ended May 31, 2001.

         Operating Expenses. Operating expenses were $33.8 million an increase of $4.9 million, for the three months ended May 31, 2002 as compared to $28.9 million for the three months ended May 31, 2001. The increase in operating expenses relates to increases in employee wages and benefits that normally occur with growth through acquisitions and other acquisition related expense increases.

         Selling, General and Administrative. Selling, general and administrative expenses were $3.5 million for the three months ended May 31, 2002, a $0.9 million decrease from the $4.4 million for the same three month period last year. This decrease is primarily related to the executive short-term compensation plan expense that did not reoccur this fiscal year due to the year to date decrease in operating income, offset by non-reoccurring professional fees expensed during the quarter.

         Depreciation and Amortization. Depreciation and amortization was $9.9 million in the three months ended May 31, 2002 as compared to $10.5 million in the three months ended May 31, 2001. The decrease is primarily attributable to the fact that goodwill is no longer being amortized effective September 1, 2001 with the adoption of SFAS 142, which would have totaled approximately $1.4 million for the quarter ended May 31, 2002 as compared to $1.0 million recorded in the third quarter of fiscal 2001. This decrease is offset by additional depreciation and amortization of property, plant and equipment, and other intangible assets from businesses acquired since the third quarter of fiscal 2001.

         Operating Income. For the three months ended May 31, 2002, Heritage had operating income of $4.4 million as compared to operating income of $2.5 million for the three months ended May 31, 2001. This increase is primarily the result of increased gross profit this quarter and decreased selling, general and administrative expenses and depreciation and amortization offset by the increase in operating expenses.

        Net Loss. For the three-month period ended May 31, 2002, Heritage recorded a net loss of $4.3 million, an improvement of $1.5 million as compared to net loss for the three months ended May 31, 2001 of $5.8 million. The decrease is primarily the result of the increase in operating income described above, offset by a slight increase in interest expense of $0.4 million for the quarter.

        EBITDA. Earnings before interest, taxes, depreciation and amortization increased $1.5 million, or 10.9% to $15.3 million for the three months ended May 31, 2002, as compared to EBITDA of $13.8 million for the period ended May 31, 2001. This increase is due to the increase in operating income described above exclusive of the decrease in depreciation and amortization and $.4 million of non-cash compensation expense included in the expenses above. Heritage's EBITDA includes the EBITDA of investees, but does not include the EBITDA of the minority interest of M-P Energy Partnership or any non-cash compensation expense. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating Heritage's ability to make the Minimum Quarterly Distribution.

NINE MONTHS ENDED MAY 31, 2002 COMPARED TO THE NINE MONTHS ENDED MAY 31, 2001

         Volume. Total retail gallons sold in the nine months ended May 31, 2002 were 284.2 million, an increase of 1.4 million gallons over the 282.8 million gallons sold in the nine months ended May 31, 2001. U.S. Wholesale gallons were
14.0 million for the nine months ended May 31, 2002 as compared to 11.7 million for the nine months ended May 31, 2001. Foreign gallons decreased 18.1 million for the nine months ended May 31, 2002 to 57.5 million as compared to 75.6 million for the same period last fiscal year. Temperatures in the Partnership's area of operations were an average of 13% warmer than last year and 12% warmer than normal, which offset the volume increases realized from acquisitions not included in the nine months ended May 31, 2001.

         Revenues. Total revenues for the nine months ended May 31, 2002 were $534.4 million, a decrease of $90.4 million, or 14.5% as compared to $624.8 million in the nine months ended May 31, 2001. Retail fuel revenues decreased $68.3 million to $317.9 million for the nine months ended May 31, 2002 due primarily due to the decrease in selling prices. Selling prices in all the reportable segments decreased from the same period last year in response to lower supply costs. U.S. wholesale revenues decreased $0.9 million to $8.3 million primarily due to lower selling prices this fiscal year as compared to the same period last fiscal year. Other domestic revenues increased by $8.8 million, or 26.3% to $42.2 million as compared to $33.4 million in the prior nine months as a result of acquisitions. Foreign revenues were $27.7 million for the nine months ended May 31, 2002 as compared to $43.7 million for the nine months ended May 31, 2001, a decrease of $16.0 million primarily due to a combination of decreased volumes and lower selling prices. Liquids marketing revenues decreased $13.9 million to $138.3 million for the nine months ended May 31, 2002 primarily due to an overall reduction in the number of contracts entered into during the nine months ended May 31, 2002 as compared to the same period of fiscal 2001 due to unfavorable market conditions during the peak months and lower selling prices attached to trading contracts.

         Cost of Products Sold. Total cost of products sold and liquids marketing activities decreased $70.6 million, or 16.9%, to $348.1 million for the nine months ended May 31, 2002 as compared to $418.7 million for the nine months ended May 31, 2001. Retail fuel cost of sales decreased $44.6 million or 21.3% due to the decreases in the cost of propane for the nine months ended May 31, 2002 being lower as compared to the same time period last year. Although the market price for propane for the nine months ended May 31, 2002 is well below the price for the same period last year, the average cost per gallon sold for the nine months ended May 31, 2002 was higher than market because a higher cost of pre-bought inventory was absorbed into cost of sales throughout the nine months ended May 31, 2002. Foreign cost of sales decreased $15.4 million to $26.1 million for the nine months ended May 31, 2002 due to a lower cost of product this fiscal year and the decreased volumes described above. The liquids marketing cost of sales decreased $11.9 million during the nine months ended May 31, 2002 as compared to the same time period last fiscal year as the volume of contracts purchased during the nine months ended May 31, 2002 declined in relation to the reduced volume of contracts sold coupled with the decreased market price.

         Gross Profit. Total gross profit for the nine months ended May 31, 2002 decreased $19.7 million, or 9.6%, to $186.3 million as compared to $206.0 million for the nine months ended May 31, 2001 due to the aforementioned decreases in volumes and revenues described above, offset by the decreases in product costs. For the nine months ended May 31, 2002, retail fuel gross profit was $152.8 million, U.S. wholesale was $0.3 million, and other gross profit was $31.7 million as compared to $176.5 million, $0.7 million and $24.6 million, respectively for the nine months ended May 31, 2001. Foreign wholesale gross profit was $1.6 million and the liquids marketing recorded a gross loss of $0.1 million for the period ended May 31, 2002 as compared to gross profit of $2.3 million and $1.9 million, respectively for the nine months ended May 31, 2001.

         Operating Expenses. Operating expenses were $100.6 million for the nine months ended May 31, 2002 as compared to $96.0 million for the nine months ended May 31, 2001. The increase of $4.6 million is primarily the result of the additional operating expenses incurred for employee wages and benefits related to the growth of Heritage from acquisitions since the third quarter of 2001 offset by the decrease in the short-term incentive plan expense for the operating employees due to decreased operating income and the reduced operating expenses related to decreased volumes.

         Selling, General and Administrative. Selling, general and administrative expenses were $9.6 million for the nine months ended May 31, 2002 as compared to $14.0 million for the nine months ended May 31, 2001. This decrease is primarily attributable to the additional expenses incurred in the nine months ended May 31, 2001 related to the executive short-term compensation plan that did not reoccur during this fiscal year.

         Depreciation and Amortization. Depreciation and amortization decreased $1.7 million to $28.6 million in the nine months ended May 31, 2002 as compared to $30.3 million in the nine months ended May 31, 2001. The decrease is primarily attributable to the fact that goodwill is no longer amortized effective September 1, 2001 with the adoption of SFAS 142, which would have totaled $4.3 million for the nine months ended May 31, 2002 offset by the addition of property, plant and equipment, and intangible assets from the businesses acquired since the third quarter of fiscal 2001. Goodwill amortization for the nine months ended May 31, 2001 was $4.0 million.

         Operating Income. For the nine months ended May 31, 2002 Heritage had operating income of $47.4 million as compared to operating income of $65.7 million for the nine months ended May 31, 2001. The decrease of $18.3 million, or 27.7% is due to the related decrease in gross profit described above offset by the decrease in operating and selling, general and administrative expenses and the decrease in depreciation and amortization described above.

        Net Income. For the nine-month period ended May 31, 2002, Heritage had net income of $21.0 million, a decrease of $18.4 million as compared to net income for the nine months ended May 31, 2001 of $39.4 million. This decrease is primarily due to the decreased operating income described above, offset by a reduction in minority interest expense due to the change in the general partner described elsewhere in this report, and a gain from the sale of assets.

        EBITDA. Earnings before interest, taxes, depreciation and amortization decreased $19.1 million to $79.2 million for the nine months ended May 31, 2002, as compared to the EBITDA of $98.3 million for the period ended May 31, 2001. This decrease is related to the decrease in degree-days realized in the nine months ended May 31, 2002 as compared to the same nine-month period last fiscal year, resulting in reduced operating income. Heritage's EBITDA includes the EBITDA of investees, but does not include the EBITDA of the minority interest of M-P Energy Partnership. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating Heritage's ability to make the Minimum Quarterly Distribution.

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

        Operating Activities. Cash provided by operating activities during the nine months ended May 31, 2002 was $65.5 million as compared to cash provided by operating activities of $51.3 million for the same nine-month period ended May 31, 2001. The net cash provided by operations for the nine months ended May 31, 2002 consisted of net income of $21.0 million, noncash charges of $28.6 million, principally depreciation and amortization and the impact of a decrease in working capital of $15.9 million.

        Investing Activities. Heritage completed nine propane acquisitions and one non-propane related acquisition during the nine months ended May 31, 2002 spending $16.9 million, net of cash received. This capital expenditure amount is reflected in the cash used in investing activities of $26.6 million along with $20.0 million spent for maintenance capital expenditures needed to sustain operations at current levels and customer tanks to support growth of operations. Investing activities also includes proceeds from the sale of idle property of $1.4 million, $9.7 million received from the sale of assets to Bi-State Partnership and cash paid for other investing activities of $.8 million.

        Financing Activities. Cash used in financing activities during the nine months ended May 31, 2002 of $40.1 million resulted mainly from a net decrease in the Working Capital Facility of $19.9 and a net increase in the Acquisition Facility of $14.0 million used to acquire other propane businesses offset by cash distributions to unitholders of $30.7 million and a net decrease in other long-term debt of $3.5 million.

        Financing and Sources of Liquidity

During the quarter ended May 31, 2002, Heritage used its Bank Credit Facility, which includes a Working Capital Facility, a revolving credit facility providing for up to $65.0 million of borrowings for working capital and other general partnership purposes, and the Acquisition Facility, a revolving credit facility providing for up to $50.0 million of borrowings for acquisitions and improvements. As of May 31, 2002, the Acquisition Facility had $36.0 million available to fund future acquisitions and the Working Capital Facility had $65.0 million available for borrowings.

Heritage uses its cash provided by operating and financing activities to provide distributions to unitholders and to fund acquisition, maintenance and growth capital expenditures. Acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and intangibles associated with such acquired businesses, were $16.9 million for the nine months ended May 31, 2002. In addition to the $16.9 million of cash expended for acquisitions, $2.8 million for notes payable on non-compete agreements were issued and liabilities of $2.4 million were assumed in connection with certain acquisitions.

Under the partnership agreement, Heritage will distribute to its partners, 45 days after the end of each fiscal quarter, an amount equal to all of its Available Cash for such quarter. Available cash generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves established by the General Partner in its reasonable discretion that is necessary or appropriate to provide for future cash requirements. Heritage's commitment to its unitholders is to distribute the increase in its cash flow while maintaining prudent reserves for the Partnership's operations. Heritage raised the quarterly distribution paid on October 15, 2001 for the fourth quarter ended August 31, 2001, to $0.625 per unit (or $2.50 annually) from $0.6125 paid the previous quarter, and again for the distribution declared on December 20, 2001 payable on January 14, 2002, to $0.6375 (or $2.55 annually). This was the sixth consecutive increase and the seventh since the formation of the Partnership. On April 15, 2002 a quarterly distribution of $.6375 per unit, or $2.55 annually was paid to unitholders of record at the close of business on April 4, 2002. On June 24, 2002, the Partnership declared a cash distribution for the third quarter ended May 31, 2002 of $.6375 per unit, or $2.55 per unit annually, payable on July 15, 2002 to unitholders of record at the close of business on July 8, 2002. These quarterly distributions included incentive distributions payable to the General Partner to the extent the quarterly distribution exceeded $.55 per unit ($2.20 annually).

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

At May 31, 2002, Heritage had no outstanding propane hedges (swap agreements). Heritage continues to monitor propane prices and may enter into propane hedges in the future. Inherent in the portfolio from the liquids marketing activities is certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counterparties to a contract. Heritage takes an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Heritage monitors market risk through a variety of techniques, including routine reporting to senior management. Heritage attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures.

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

Notional Amounts and Terms -

The notional amounts and terms of these financial instruments as of May 31, 2002 include fixed price payor for 645,000 barrels of propane and butane, and fixed price receiver of 660,000 barrels of propane and butane. Notional amounts reflect the volume of the transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure Heritage's exposure to market or credit risks.

Fair Value -

The fair value of the financial instruments related to liquids marketing activities as of May 31, 2002, was assets of $831 thousand and liabilities of $738 thousand. The unrealized gain related to trading activities for the period ended May 31, 2002, was $57 thousand and is recorded in the income statement through the liquids marketing revenue.

The market prices used to value these transactions reflect management's best estimate considering various factors including closing average spot prices for the current and outer months plus a differential to consider time value and storage costs.

SENSITIVITY ANALYSIS

A theoretical change of 10 percent in the underlying commodity value of the liquids marketing contracts would not have a significant impact in the Partnership's financial position as there were approximately 0.6 million gallons of net unbalanced positions at May 31, 2002.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

In May 2001, a company that Heritage subsequently acquired received a request for information from the U.S. Environmental Protection Agency (the "EPA") regarding potential contribution to a widespread groundwater contamination problem in San Bernardino, California, known as the Newmark Groundwater Contamination. The EPA has indicated that it believes that a likely source of the groundwater contamination is a former military base. The U.S. Army has been notified of this and is working in a cooperative manner with the EPA. The EPA has not made any final determination regarding the U.S. Army or any other person's liability. Although the groundwater contamination problem appears to be attributable to releases of solvents from the former military base in the 1940's (well before the company facility was constructed in the 1970's), it is possible that EPA may seek to recover all or a portion of groundwater remediation costs from private parties which could include Heritage under the Comprehensive Environmental Response, Compensation, and Liability Act (commonly called "Superfund").

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.


         Exhibit
         Number            Description

(1)      3.1               Agreement of Limited Partnership of Heritage Propane
                           Partners, L.P.

(10)     3.1.1             Amendment No. 1 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Propane Partners,
                           L.P.

(16)     3.1.2             Amendment No. 2 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Propane Partners,
                           L.P.

(*)      3.1.3             Amendment No. 3 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Propane Partners,
                           L.P.

(*)      3.1.4             Amendment No. 4 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Propane Partners,
                           L.P.

(1)      3.2               Agreement of Limited Partnership of Heritage
                           Operating, L.P.

(12)     3.2.1             Amendment No. 1 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Operating, L.P.

(*)      3.2.2             Amendment No. 2 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Operating, L.P.

(18)     3.3               Amended Certificate of Limited Partnership of
                           Heritage Propane Partners, L.P.

(18)     3.4               Amended Certificate of Limited Partnership of
                           Heritage Operating, L.P.

(7)      10.1              First Amended and Restated Credit Agreement with
                           Banks Dated May 31, 1999

(8)      10.1.1            First Amendment to the First Amended and Restated
                           Credit Agreement dated as of October 15, 1999

(9)      10.1.2            Second Amendment to First Amended and Restated Credit
                           Agreement dated as of May 31, 2000

(10)     10.1.3            Third Amendment dated as of August 10, 2000 to First
                           Amended and Restated Credit Agreement

(13)     10.1.4            Fourth Amendment to First Amended and Restated Credit
                           Agreement dated as of December 28, 2000

(16)     10.1.5            Fifth Amendment to First Amended and Restated Credit
                           Agreement dated as of July 16, 2001

(1)      10.2              Form of Note Purchase Agreement (June 25, 1996)

(3)      10.2.1            Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of July 25, 1996

(4)      10.2.2            Amendment of Note Purchase Agreement (June 25, 2996)
                           dated as of March 11, 1997

(6)      10.2.3            Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of October 15, 1998

(8)      10.2.4            Second Amendment Agreement dated September 1, 1999 to
                           June 25, 1996 Note Purchase Agreement

(11)     10.2.5            Third Amendment Agreement dated May 31, 2000 to June
                           25, 1996 Note Purchase Agreement and November 19,
                           1997 Note Purchase Agreement

(10)     10.2.6            Fourth Amendment Agreement dated August 10, 2000 to
                           June 25, 1996 Note Purchase Agreement and November
                           19, 1997 Note Purchase Agreement

(13)     10.2.7            Fifth Amendment Agreement dated as of December 28,
                           2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

(1)      10.3              Form of Contribution, Conveyance and Assumption
                           Agreement among Heritage Holdings, Inc., Heritage
                           Propane Partners, L.P. and Heritage Operating, L.P.

(1)      10.6              Restricted Unit Plan

(4)      10.6.1            Amendment of Restricted Unit Plan dated as of October
                           17, 1996

(12)     10.6.2            Amended and Restated Restricted Unit Plan dated as of
                           August 10, 2000

(18)     10.6.3            Second Amended and Restated Restricted Unit Plan
                           dated as of February 4, 2002

(12)     10.7              Employment Agreement for James E. Bertelsmeyer dated
                           as of August 10, 2000

(18)     10.7.1            Consent to Assignment of Employment Agreement for
                           James E. Bertelsmeyer dated February 3, 2002

(12)     10.8              Employment Agreement for R. C. Mills dated as of
                           August 10, 2000

(18)     10.8.1            Consent to Assignment of Employment Agreement for
                           R.C. Mills dated February 3, 2002

(12)     10.9              Employment Agreement for Larry J. Dagley dated as of
                           August 10, 2000

(18)     10.9.1            Consent to Assignment of Employment Agreement for
                           Larry J. Dagley dated February 3, 2002

(12)     10.10             Employment Agreement for H. Michael Krimbill dated as
                           of August 10, 2000

(18)     10.10.1           Consent to Assignment of Employment Agreement for H.
                           Michael Krimbill dated February 3, 2002

(12)     10.11             Employment Agreement for Bradley K. Atkinson dated as
                           of August 10, 2000

(18)     10.11.1           Consent to Assignment of Employment Agreement for
                           Bradley K. Atkinson dated February 3, 2002

(7)      10.12             First Amended and Restated Revolving Credit Agreement
                           between Heritage Service Corp. and Banks Dated May
                           31, 1999

(16)     10.12.1           First Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated October 15, 1999

(16)     10.12.2           Second Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated August 10, 2000

(16)     10.12.3           Third Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated December 28, 2000

(16)     10.12.4           Fourth Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated July 16, 2001

(12)     10.13             Employment Agreement for Mark A. Darr dated as of
                           August 10, 2000

(18)     10.13.1           Consent to Assignment of Employment Agreement for
                           Mark A Darr dated February 3, 2002

(12)     10.14             Employment Agreement for Thomas H. Rose dated as of
                           August 10, 2000

(18)     10.14.1           Consent to Assignment of Employment Agreement for
                           Thomas H. Rose dated February 3, 2002

(12)     10.15             Employment Agreement for Curtis L. Weishahn dated as
                           of August 10, 2000

(18)     10.15.1           Consent to Assignment of Employment Agreement for
                           Curtis L. Weishahn dated February 3, 2002

(5)      10.16             Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1           Amendment dated October 15, 1998 to November 19, 1997
                           Note Purchase Agreement

(8)      10.16.2           Second Amendment Agreement dated September 1, 1999 to
                           November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

(9)      10.16.3           Third Amendment Agreement dated May 31, 2000 to
                           November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

(10)     10.16.4           Fourth Amendment Agreement dated August 10, 2000 to
                           November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

(13)     10.16.5           Fifth Amendment Agreement dated as of December 28,
                           2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

(10)     10.17             Contribution Agreement dated June 15, 2000 among U.S.
                           Propane, L.P., Heritage Operating, L.P. and Heritage
                           Propane Partners, L.P.

(10)     10.17.1           Amendment dated August 10, 2000 to June 15, 2000
                           Contribution Agreement

(10)     10.18             Subscription Agreement dated June 15, 2000 between
                           Heritage Propane Partners, L.P. and individual investors

(10)     10.18.1           Amendment dated August 10, 2000 to June 15, 2000
                           Subscription Agreement

(16)     10.18.2           Amendment Agreement dated January 3, 2001 to the June
                           15, 2000 Subscription Agreement.

(17)     10.18.3           Amendment Agreement dated October 5, 2001 to the June
                           15, 2000 Subscription Agreement.

(10)     10.19             Note Purchase Agreement dated as of August 10, 2000

(13)     10.19.1           Fifth Amendment Agreement dated as of December 28,
                           2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

(14)     10.19.2           First Supplemental Note Purchase Agreement dated as
                           of May 24, 2001 to the August 10, 2000 Note Purchase
                           Agreement

(15)     10.20             Stock Purchase Agreement dated as of July 5, 2001
                           among the shareholders of ProFlame, Inc. and Heritage
                           Holdings, Inc.

(15)     10.21             Stock Purchase Agreement dated as of July 5, 2001
                           among the shareholders of Coast Liquid Gas, Inc. and Heritage Holdings, Inc.

(15)     10.22             Agreement and Plan of Merger dated as of July 5, 2001
                           among California Western Gas Company, the Majority
                           Stockholders of California Western Gas Company signatories thereto, Heritage Holdings, Inc. and California Western Merger Corp.

(15)     10.23             Agreement and Plan of Merger dated as of July 5, 2001
                           among Growth Properties, the Majority Shareholders signatories thereto, Heritage Holdings, Inc. and Growth Properties Merger Corp.

(15)     10.24             Asset Purchase Agreement dated as of July 5, 2001
                           among L.P.G. Associates, the Shareholders of L.P.G.
                           Associates and Heritage Operating, L.P.

(15)     10.25             Asset Purchase Agreement dated as of July 5, 2001
                           among WMJB, Inc., the Shareholders of WMJB, Inc. and
                           Heritage Operating, L.P.

(15)     10.25.1           Amendment to Asset Purchase Agreement dated as of
                           July 5, 2001 among WMJB, Inc., the Shareholders of
                           WMJB, Inc. and Heritage Operating, L.P.

(18)     10.26             Assignment, Conveyance and Assumption Agreement
                           between U.S. Propane, L.P. and Heritage Holdings,
                           Inc., as the former general partner of Heritage
                           Propane Partners, L.P. dated as of February 4, 2002

(18)     10.27             Assignment, Conveyance and Assumption Agreement
                           between U.S. Propane, L.P. and Heritage Holdings,
                           Inc., as the former general partner of Heritage
                           Operating, L.P., dated as of February 4, 2002

(16)     21.1              List of Subsidiaries

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

(18) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q for the quarter ended February 28, 2002.

(*)      Filed herewith.

(b) Reports on Form 8-K.


         A Form 8-K was filed on July 11, 2002 reporting a change in the registrant's independent auditor. Based on the recommendation of the Audit Committee, the Board of Directors of Heritage approved the dismissal of its independent auditors Arthur Andersen LLP and engaged the firm of Grant Thornton LLP as its new independent auditors for the fiscal year ended August 31, 2002, on July 8, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  HERITAGE PROPANE PARTNERS, L.P.

                                  By:  U.S. Propane, L.P., General Partner



Date:  July 11, 2002              By: /s/ H. Michael Krimbill
                                      ------------------------------------------
                                          H. Michael Krimbill
                                          (President, Chief Executive Officer
                                          and officer duly authorized to sign on
                                          behalf of the registrant)

                                 EXHIBIT INDEX


         EXHIBIT
         NUMBER            DESCRIPTION
         -------           -----------
(1)      3.1               Agreement of Limited Partnership of Heritage Propane
                           Partners, L.P.

(10)     3.1.1             Amendment No. 1 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Propane Partners,
                           L.P.

(16)     3.1.2             Amendment No. 2 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Propane Partners,
                           L.P.

(*)      3.1.3             Amendment No. 3 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Propane Partners,
                           L.P.

(*)      3.1.4             Amendment No. 4 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Propane Partners,
                           L.P.

(1)      3.2               Agreement of Limited Partnership of Heritage
                           Operating, L.P.

(12)     3.2.1             Amendment No. 1 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Operating, L.P.

(*)      3.2.2             Amendment No. 2 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Operating, L.P.

(18)     3.3               Amended Certificate of Limited Partnership of
                           Heritage Propane Partners, L.P.

(18)     3.4               Amended Certificate of Limited Partnership of
                           Heritage Operating, L.P.

(7)      10.1              First Amended and Restated Credit Agreement with
                           Banks Dated May 31, 1999

(8)      10.1.1            First Amendment to the First Amended and Restated
                           Credit Agreement dated as of October 15, 1999

(9)      10.1.2            Second Amendment to First Amended and Restated Credit
                           Agreement dated as of May 31, 2000

(10)     10.1.3            Third Amendment dated as of August 10, 2000 to First
                           Amended and Restated Credit Agreement

(13)     10.1.4            Fourth Amendment to First Amended and Restated Credit
                           Agreement dated as of December 28, 2000

(16)     10.1.5            Fifth Amendment to First Amended and Restated Credit
                           Agreement dated as of July 16, 2001

(1)      10.2              Form of Note Purchase Agreement (June 25, 1996)

(3)      10.2.1            Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of July 25, 1996

(4)      10.2.2            Amendment of Note Purchase Agreement (June 25, 2996)
                           dated as of March 11, 1997

(6)      10.2.3            Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of October 15, 1998

(8)      10.2.4            Second Amendment Agreement dated September 1, 1999 to
                           June 25, 1996 Note Purchase Agreement

(11)     10.2.5            Third Amendment Agreement dated May 31, 2000 to June
                           25, 1996 Note Purchase Agreement and November 19,
                           1997 Note Purchase Agreement

(10)     10.2.6            Fourth Amendment Agreement dated August 10, 2000 to
                           June 25, 1996 Note Purchase Agreement and November
                           19, 1997 Note Purchase Agreement

(13)     10.2.7            Fifth Amendment Agreement dated as of December 28,
                           2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

(1)      10.3              Form of Contribution, Conveyance and Assumption
                           Agreement among Heritage Holdings, Inc., Heritage
                           Propane Partners, L.P. and Heritage Operating, L.P.

(1)      10.6              Restricted Unit Plan

(4)      10.6.1            Amendment of Restricted Unit Plan dated as of October
                           17, 1996

(12)     10.6.2            Amended and Restated Restricted Unit Plan dated as of
                           August 10, 2000

(18)     10.6.3            Second Amended and Restated Restricted Unit Plan
                           dated as of February 4, 2002

(12)     10.7              Employment Agreement for James E. Bertelsmeyer dated
                           as of August 10, 2000

(18)     10.7.1            Consent to Assignment of Employment Agreement for
                           James E. Bertelsmeyer dated February 3, 2002

(12)     10.8              Employment Agreement for R. C. Mills dated as of
                           August 10, 2000

(18)     10.8.1            Consent to Assignment of Employment Agreement for
                           R.C. Mills dated February 3, 2002

(12)     10.9              Employment Agreement for Larry J. Dagley dated as of
                           August 10, 2000

(18)     10.9.1            Consent to Assignment of Employment Agreement for
                           Larry J. Dagley dated February 3, 2002

(12)     10.10             Employment Agreement for H. Michael Krimbill dated as
                           of August 10, 2000

(18)     10.10.1           Consent to Assignment of Employment Agreement for H.
                           Michael Krimbill dated February 3, 2002

(12)     10.11             Employment Agreement for Bradley K. Atkinson dated as
                           of August 10, 2000

(18)     10.11.1           Consent to Assignment of Employment Agreement for
                           Bradley K. Atkinson dated February 3, 2002

(7)      10.12             First Amended and Restated Revolving Credit Agreement
                           between Heritage Service Corp. and Banks Dated May
                           31, 1999

(16)     10.12.1           First Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated October 15, 1999

(16)     10.12.2           Second Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated August 10, 2000

(16)     10.12.3           Third Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated December 28, 2000

(16)     10.12.4           Fourth Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated July 16, 2001

(12)     10.13             Employment Agreement for Mark A. Darr dated as of
                           August 10, 2000

(18)     10.13.1           Consent to Assignment of Employment Agreement for
                           Mark A Darr dated February 3, 2002

(12)     10.14             Employment Agreement for Thomas H. Rose dated as of
                           August 10, 2000

(18)     10.14.1           Consent to Assignment of Employment Agreement for
                           Thomas H. Rose dated February 3, 2002

(12)     10.15             Employment Agreement for Curtis L. Weishahn dated as
                           of August 10, 2000

(18)     10.15.1           Consent to Assignment of Employment Agreement for
                           Curtis L. Weishahn dated February 3, 2002

(5)      10.16             Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1           Amendment dated October 15, 1998 to November 19, 1997
                           Note Purchase Agreement

(8)      10.16.2           Second Amendment Agreement dated September 1, 1999 to
                           November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

(9)      10.16.3           Third Amendment Agreement dated May 31, 2000 to
                           November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

(10)     10.16.4           Fourth Amendment Agreement dated August 10, 2000 to
                           November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

(13)     10.16.5           Fifth Amendment Agreement dated as of December 28,
                           2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

(10)     10.17             Contribution Agreement dated June 15, 2000 among U.S.
                           Propane, L.P., Heritage Operating, L.P. and Heritage
                           Propane Partners, L.P.

(10)     10.17.1           Amendment dated August 10, 2000 to June 15, 2000
                           Contribution Agreement

(10)     10.18             Subscription Agreement dated June 15, 2000 between
                           Heritage Propane Partners, L.P. and individual
                           investors

(10)     10.18.1           Amendment dated August 10, 2000 to June 15, 2000
                           Subscription Agreement

(16)     10.18.2           Amendment Agreement dated January 3, 2001 to the June
                           15, 2000 Subscription Agreement.

(17)     10.18.3           Amendment Agreement dated October 5, 2001 to the June
                           15, 2000 Subscription Agreement.

(10)     10.19             Note Purchase Agreement dated as of August 10, 2000

(13)     10.19.1           Fifth Amendment Agreement dated as of December 28,
                           2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

(14)     10.19.2           First Supplemental Note Purchase Agreement dated as
                           of May 24, 2001 to the August 10, 2000 Note Purchase
                           Agreement

(15)     10.20             Stock Purchase Agreement dated as of July 5, 2001
                           among the shareholders of ProFlame, Inc. and Heritage
                           Holdings, Inc.

(15)     10.21             Stock Purchase Agreement dated as of July 5, 2001
                           among the shareholders of Coast Liquid Gas, Inc. and
                           Heritage Holdings, Inc.

(15)     10.22             Agreement and Plan of Merger dated as of July 5, 2001
                           among California Western Gas Company, the Majority
                           Stockholders of California Western Gas Company
                           signatories thereto, Heritage Holdings, Inc. and
                           California Western Merger Corp.

(15)     10.23             Agreement and Plan of Merger dated as of July 5, 2001
                           among Growth Properties, the Majority Shareholders
                           signatories thereto, Heritage Holdings, Inc. and
                           Growth Properties Merger Corp.

(15)     10.24             Asset Purchase Agreement dated as of July 5, 2001
                           among L.P.G. Associates, the Shareholders of L.P.G.
                           Associates and Heritage Operating, L.P.

(15)     10.25             Asset Purchase Agreement dated as of July 5, 2001
                           among WMJB, Inc., the Shareholders of WMJB, Inc. and
                           Heritage Operating, L.P.

(15)     10.25.1           Amendment to Asset Purchase Agreement dated as of
                           July 5, 2001 among WMJB, Inc., the Shareholders of
                           WMJB, Inc. and Heritage Operating, L.P.



(18)     10.26             Assignment, Conveyance and Assumption Agreement
                           between U.S. Propane, L.P. and Heritage Holdings,
                           Inc., as the former general partner of Heritage
                           Propane Partners, L.P. dated as of February 4, 2002

(18)     10.27             Assignment, Conveyance and Assumption Agreement
                           between U.S. Propane, L.P. and Heritage Holdings,
                           Inc., as the former general partner of Heritage
                           Operating, L.P., dated as of February 4, 2002

(16)     21.1              List of Subsidiaries

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

(18) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q for the quarter ended February 28, 2002.

(*)      Filed herewith.