Form 10-K/A
period 2001-08-31
HERITAGE PROPANE PARTNERS L P
filed 2002-07-12
CIK 1012569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

Yes [ ]      No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value as of November 5, 2001, of the registrant's common units held by nonaffiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $254,792,338

At November 5, 2001, the registrant had units outstanding as follows:

Heritage Propane Partners, L.P.      14,262,066       Common Units
                                      1,382,514       Class B Subordinated Units

Documents Incorporated by Reference:  None

EXPLANATORY NOTE

         This amendment to Heritage Propane Partners, L.P.'s Annual Report on Form 10-K (as filed by the Registrant on November 29, 2001) is being filed to include the audit report of Grant Thornton LLP on Heritage Propane Partners, L.P.'s consolidated financial statements for the year ended August 31, 2001. The unqualified audit report issued by Grant Thornton LLP, dated July 11, 2002, replaces the unqualified audit report for the same period issued by Arthur Andersen LLP, dated October 19, 2001. The audit report of Arthur Andersen LLP was replaced due to the uncertainty surrounding the viability and continuity of Arthur Andersen LLP. Neither Arthur Andersen LLP's nor Grant Thornton LLP's audit reports on Heritage Propane Partners, L.P.'s financial statements for the year ended August 31, 2001 contained an adverse opinion or a disclaimer of opinion, nor were the audit reports qualified or modified as to uncertainty or audit scope. Further, the audit conducted by Grant Thornton LLP resulted in only minor revisions that have been made primarily to update the disclosures for events occurring subsequent to the date of Arthur Andersen LLP's report. The revisions had no impact on the previously reported financial position or results of operations.

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


(b)      REPORTS ON FORM 8-K.

         Form 8-K dated July 10, 2002, was filed in connection with the dismissal of Arthur Andersen LLP as Heritage Propane Partners, L.P.'s independent auditor and the engagement of Grant Thornton LLP as Heritage Propane Partners, L.P.'s independent auditor.

         Form 8-K dated February 4, 2002, was filed in connection with the approval of the Amendment Proposal by the Common Unitholders and Class B Subordinated Unitholders of Heritage Propane Partners, L.P., whereby U.S. Propane, L.P. replaced Heritage Holdings, Inc. as the general partner of Heritage Propane Partners, L.P. and Heritage Operating, L.P., Heritage Propane Partners, L.P.'s operating partnership.

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

         Form 8-K dated July 24, 2001, filed as exhibits the financial statements and the pro forma financial information of ProFlame, Inc. and Subsidiaries and Affiliates under Item 5. Other Events. This report provided the (i) Unaudited ProForma Combined Financial Statements for the Nine months Ended May 31, 2001 and the Year Ended August 31, 2000 and related notes and (ii) ProFlame, Inc. and Subsidiaries and Affiliates Consolidated and Combined Financial Statements for the Years Ended August 31, 2000 and 1999 and related notes and for the Nine Months ended May 31, 2001 and 2000 (unaudited). This Form 8-K also filed as an exhibit the consent of Arthur Andersen LLP.

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

         Form 8-K dated August 15, 2001 was filed to report the acquisition of the propane operations of ProFlame, Inc., and subsidiaries and affiliates in a series of mergers, stock purchases and asset purchases. The report described the transaction and attached as exhibits the Stock Purchase Agreement dated July 5, 2001 among the shareholders of ProFlame Inc. and Heritage Holdings, Inc., the Stock Purchase Agreement dated as of July 5, 2001 among the shareholders of Coast Liquid Gas, Inc. and Heritage Holdings, Inc., the Agreement and Plan of Merger dated as of July 5, 2001 among California Western Gas Company, the Majority Stockholders of California Western Gas Company signatories thereto, Heritage Holdings, Inc. and California Western Merger Corp., the Agreement and Plan of Merger dated as of July 5, 2001 among Growth Properties the Majority Shareholders of Growth Properties signatories thereto, Heritage Holdings, Inc. and Growth Properties Merger Corp., the Asset Purchase Agreement dated as of July 5, 2001 among L.P.G. Associates, the Shareholders of L.P.G. Associates and Heritage Operating, L.P., the Asset Purchase Agreement dated as of July 5, 2001 among WMJB, Inc. the Shareholders of WMJB, Inc. and Heritage Operating, L.P., the Amendment to Asset Purchase Agreement dated as of July 5, 2001 among WMJB, Inc., the Shareholders of WMJB, Inc. and Heritage Operating, L.P. and the Press Release dated August 31, 2001 announcing the transaction.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HERITAGE PROPANE PARTNERS, L.P.

                                       By: U.S. Propane, L.P.
                                           (General Partner)

                                       By: U.S. Propane, L.L.C.
                                           (General Partner)

                                       By: /s/ H. Michael Krimbill
                                           -------------------------------------
                                           H. Michael Krimbill
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

              Signature                                 Title                               Date
/s/ H. Michael Krimbill                     President and Chief                         July 12, 2002
---------------------------------------     Executive Officer and Director
H. Michael Krimbill                         (Principal Executive Officer)

/s/ James E. Bertelsmeyer                   Chairman of the Board and                   July 12, 2002
---------------------------------------     Director
James E. Bertelsmeyer

/s/ Michael L. Greenwood                    Vice President and Chief                    July 12, 2002
---------------------------------------     Financial Officer (Principal Financial
Michael L. Greenwood                        and Accounting Officer)

/s/ Bill W. Byrne                           Director                                    July 12, 2002
---------------------------------------
Bill W. Byrne

/s/ J. Charles Sawyer                       Director                                    July 12, 2002
---------------------------------------
J. Charles Sawyer

/s/ Stephen L. Cropper                      Director                                    July 12, 2002
---------------------------------------
Stephen L. Cropper

/s/ J. Patrick Reddy                        Director                                    July 12, 2002
---------------------------------------
J. Patrick Reddy

/s/ Royston K. Eustace                      Director                                    July 12, 2002
---------------------------------------
Royston K. Eustace

/s/ William N. Cantrell                     Director                                    July 12, 2002
---------------------------------------
William N. Cantrell

/s/ Ware F. Schiefer                        Director                                    July 12, 2002
---------------------------------------
Ware F. Schiefer

              Signature                           Title                    Date
/s/ David J. Dzuricky                           Director              July 12, 2002
---------------------------------------
David J. Dzuricky

/s/ Clayton H. Preble                           Director              July 12, 2002
---------------------------------------
Clayton H. Preble

/s/ J.D. Woodward                               Director              July 12, 2002
---------------------------------------
J.D. Woodward

/s/ Richard T. O'Brien                          Director              July 12, 2002
---------------------------------------
Richard T. O'Brien

                          INDEX TO FINANCIAL STATEMENTS

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
            (FORMERLY PEOPLES GAS COMPANY AND SURVIVING LEGAL ENTITY
             IN THE SERIES OF TRANSACTIONS WITH U.S. PROPANE, L.P.)

                                                                                                       PAGE
                                                                                                       ----
Report of Independent Certified Public Accountants......................................................F-2

Report of Independent Public Accountants................................................................F-3

Consolidated Balance Sheets -
 August 31, 2001 and August 31, 2000....................................................................F-4

Consolidated Statements of Operations -
 Year Ended August 31, 2001,
 Eight Months Ended August 31, 2000 and 1999 (unaudited) and
 Years Ended December 31, 1999 and 1998 ................................................................F-5

Consolidated Statements of Comprehensive Income (Loss) -
 Year Ended August 31, 2001,
 Eight Months Ended August 31, 2000 and 1999 (unaudited) and
 Years Ended December 31, 1999 and 1998 ................................................................F-6

Consolidated Statements of Partners' Capital -
 Year Ended August 31, 2001,
 Eight Months Ended August 31, 2000 and
 Years Ended December 31, 1999 and 1998 ................................................................F-7

Consolidated Statements of Cash Flows -
 Year Ended August 31, 2001,
 Eight Months Ended August 31, 2000 and
 Years Ended December 31, 1999 and 1998.................................................................F-8

Notes to Consolidated Financial Statements..............................................................F-9

              HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES (PREDECESSOR HERITAGE)
                    (THE PROPANE OPERATIONS OF HERITAGE PROPANE PARTNERS, L.P.,
                   PRIOR TO THE SERIES OF TRANSACTIONS WITH U.S. PROPANE, L.P.)

Report of Independent Certified Public Accountants.....................................................F-27

Consolidated Statements of Operations -
 Period Ended August 9, 2000 and
 Year Ended August 31, 1999............................................................................F-28

Consolidated Statements of Partners' Capital -
 Period Ended August 9, 2000 and
 Year Ended August 31, 1999............................................................................F-29

Consolidated Statements of Cash Flows -
 Period Ended August 9, 2000 and
 Year Ended August 31, 1999............................................................................F-30

Notes to Consolidated Financial Statements.............................................................F-31

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners of
Heritage Propane Partners, L.P.:

We have audited the accompanying consolidated balance sheet of Heritage Propane Partners, L.P. (a Delaware limited partnership) and subsidiaries, formerly Peoples Gas Company, as of August 31, 2001 and the related consolidated statements of operations, comprehensive income (loss), partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Propane Partners, L.P. and subsidiaries as of August 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 2 to the consolidated financial statements, effective September 1, 2001, the Company changed its method of accounting for derivatives to adopt the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

/s/ Grant Thornton LLP




Tulsa, Oklahoma
July 11, 2002

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





                                                /s/ Arthur Andersen LLP
                                                --------------------------------


         Tulsa, Oklahoma
            October 19, 2001

The report of Arthur Andersen LLP shown above is a copy of a previously issued report; Arthur Andersen LLP has not reissued this report.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                         (FORMERLY PEOPLES GAS COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                                    August 31,     August 31,
                                                                      2001            2000
                                                                    ----------     ----------
                                ASSETS

CURRENT ASSETS:
   Cash                                                             $   5,620      $   4,845
   Marketable securities                                                4,245             --
   Accounts receivable, net of allowance for doubtful accounts         40,221         31,855
   Inventories                                                         66,814         39,045
   Assets from liquids marketing                                        6,465          4,133
   Prepaid expenses and other                                          14,898          4,991
                                                                    ---------      ---------
     Total current assets                                             138,263         84,869

PROPERTY, PLANT AND EQUIPMENT, net                                    394,742        339,366
INVESTMENT IN AFFILIATES                                                6,920          5,795
INTANGIBLES AND OTHER ASSETS, net                                     218,242        185,749
                                                                    ---------      ---------

     Total assets                                                   $ 758,167      $ 615,779
                                                                    =========      =========

                  LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Working capital facility                                         $  19,900      $  24,200
   Accounts payable                                                    43,164         43,244
   Accounts payable to related companies                                7,937          3,814
   Accrued and other current liabilities                               33,404         24,682
   Liabilities from liquids marketing                                   7,130          3,684
   Current maturities of long-term debt                                16,120          2,588
                                                                    ---------      ---------
     Total current liabilities                                        127,655        102,212

LONG-TERM DEBT, less current maturities                               423,748        361,990
MINORITY INTERESTS                                                      5,350          4,821
COMMITMENTS AND CONTINGENCIES
                                                                    ---------      ---------

     Total liabilities                                                556,753        469,023
                                                                    ---------      ---------


PARTNERS' CAPITAL:

   Common unitholders (14,260,316 and 9,674,146 units issued
     and outstanding, respectively)                                   190,548        106,221
   Subordinated unitholders (1,851,471 issued and
     outstanding at August 31, 2000)                                       --         23,130
   Class B subordinated unitholders (1,382,514 units issued and
     outstanding)                                                      15,532         16,466
   Class C unitholders (1,000,000 units issued and
     outstanding)                                                          --             --
   General partner                                                      1,875            939
   Accumulated other comprehensive loss                                (6,541)            --
                                                                    ---------      ---------
     Total partners' capital                                          201,414        146,756
                                                                    ---------      ---------

     Total liabilities and partners' capital                        $ 758,167      $ 615,779
                                                                    =========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                         (FORMERLY PEOPLES GAS COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per unit and unit data)

                                                 For the Year        For the Eight Months Ended          For the Years Ended
                                                    Ended                    August 31,                       December 31,
                                                  August 31,       ------------------------------     -----------------------------
                                                     2001              2000              1999             1999             1998
                                                 ------------      ------------      ------------     ------------     ------------
                                                                                      (Unaudited)
REVENUES:
   Retail fuel                                   $    440,527      $     43,815      $     21,766     $     34,045     $     30,187
   Wholesale fuel                                      59,879             3,807                --               --               --
   Liquids marketing                                  172,875            12,262                --               --               --
   Other                                               42,172             3,188                --               --               --
                                                 ------------      ------------      ------------     ------------     ------------
     Total revenues                                   715,453            63,072            21,766           34,045           30,187
                                                 ------------      ------------      ------------     ------------     ------------

COSTS AND EXPENSES:
   Cost of products sold                              306,556            29,962             8,467           14,849           12,283
   Liquids marketing                                  171,478            11,538                --               --               --
   Operating expenses                                 126,849            16,581             8,596           13,223           11,088
   Depreciation and amortization                       40,431             4,686             2,037            3,088            2,855
   Selling, general and administrative                 15,716             1,019                --               --               --
                                                 ------------      ------------      ------------     ------------     ------------
     Total costs and expenses                         661,030            63,786            19,100           31,160           26,226
                                                 ------------      ------------      ------------     ------------     ------------

OPERATING INCOME (LOSS)                                54,423              (714)            2,666            2,885            3,961

OTHER INCOME (EXPENSE):
   Interest expense                                   (35,567)           (2,409)               --               --               --
   Equity in earnings (losses) of affiliates            1,250               (67)               --               --               --
   Gain on disposal of assets                             812               121                --               --               --
   Other                                                 (394)             (478)               11               10             (478)
                                                 ------------      ------------      ------------     ------------     ------------

INCOME (LOSS) BEFORE MINORITY INTERESTS AND
  INCOME TAXES                                         20,524            (3,547)            2,677            2,895            3,483

   Minority interests                                    (814)               80                --               --               --
                                                 ------------      ------------      ------------     ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                      19,710            (3,467)            2,677            2,895            3,483

   Income taxes                                            --               379             1,035            1,127            1,412
                                                 ------------      ------------      ------------     ------------     ------------

NET INCOME (LOSS)                                      19,710            (3,846)            1,642            1,768            2,071


GENERAL PARTNER'S INTEREST IN NET INCOME
  (LOSS)                                                  831               (46)                4                4                5
                                                 ------------      ------------      ------------     ------------     ------------

LIMITED PARTNERS' INTEREST IN NET INCOME
  (LOSS)                                         $     18,879      $     (3,800)     $      1,638     $      1,764     $      2,066
                                                 ============      ============      ============     ============     ============

BASIC NET INCOME (LOSS) PER LIMITED
  PARTNER UNIT                                   $       1.43      $       (.37)     $        .94     $       1.02     $       1.19
                                                 ============      ============      ============     ============     ============

BASIC AVERAGE NUMBER OF UNITS OUTSTANDING          13,223,184        10,225,387         1,732,271        1,732,271        1,732,271
                                                 ============      ============      ============     ============     ============

DILUTED NET INCOME (LOSS) PER LIMITED
  PARTNER UNIT                                   $       1.42      $       (.37)     $        .94     $       1.02     $       1.19
                                                 ============      ============      ============     ============     ============

DILUTED AVERAGE NUMBER OF UNITS OUTSTANDING        13,254,908        10,225,387         1,732,271        1,732,271        1,732,271
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                         (FORMERLY PEOPLES GAS COMPANY)

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                                                       For the Eight Months       For the Years Ended
                                        Year ended       Ended August 31,            December 31,
                                        August 31,    ----------------------     ---------------------
                                          2001          2000          1999         1999         1998
                                        ----------    --------      --------     --------     --------
                                                                  (Unaudited)
Net income (loss)                       $ 19,710      $ (3,846)     $  1,642     $  1,768     $  2,071

Other comprehensive income:
   Transition adjustment for
     adoption of SFAS No. 133              5,429
   Change in value of derivative
     instruments                          (9,893)           --            --           --           --
   Change in value of
     available-for-sale securities        (2,077)           --            --           --           --
                                        --------      --------      --------     --------     --------

   Comprehensive  income (loss)         $ 13,169      $ (3,846)     $  1,642     $  1,768     $  2,071
                                        ========      ========      ========     ========     ========


RECONCILIATION OF ACCUMULATED OTHER
COMPREHENSIVE INCOME (LOSS)

Balance, beginning of period            $     --      $     --      $     --     $     --     $     --

Transition adjustment for adoption
     of SFAS No. 133                       5,429            --            --           --           --
Current period reclassification to
     earnings                             (3,844)           --            --           --           --
Current period change                     (8,126)           --            --           --           --
                                        --------      --------      --------     --------     --------

Balance, end of period                  $ (6,541)     $     --      $     --     $     --     $     --
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                         (FORMERLY PEOPLES GAS COMPANY)

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                        (in thousands, except unit data)

                                                                Number of Units
                                         -----------------------------------------------------------
                                                                           Class B
                                            Common        Subordinated   Subordinated      Class C         Common       Subordinated
                                         -----------      -----------    -----------     -----------     -----------    -----------
BALANCE, DECEMBER 31, 1997                 1,294,873          437,398             --              --     $    11,585    $     3,872
Net income                                        --               --             --              --           1,549            517
Dividends paid to parent                          --               --             --              --          (1,475)          (491)
                                         -----------      -----------    -----------     -----------     -----------    -----------

BALANCE, DECEMBER 31, 1998                 1,294,873          437,398             --              --          11,659          3,898

Net income                                        --               --             --              --           1,323            441
Dividends paid to parent                          --               --             --              --          (1,688)          (563)
                                         -----------      -----------    -----------     -----------     -----------    -----------

BALANCE, DECEMBER 31, 1999                 1,294,873          437,398             --              --          11,294          3,776

Dividends paid to parent                          --               --             --              --          (1,132)          (377)
Liabilities retained by parent                    --               --             --              --          21,080          7,051
Merger with AGL, Atmos, and Piedmont              --               --             --              --          83,410         28,085
Merger with Predecessor Heritage           8,379,273        1,414,073      1,382,514       1,000,000          (4,080)       (14,657)
General partner capital contribution              --               --             --              --              --             --
Other                                             --               --             --              --          (1,502)          (285)
Net loss                                          --               --             --              --          (2,849)          (463)
                                         -----------      -----------    -----------     -----------     -----------    -----------

BALANCE, AUGUST 31, 2000                   9,674,146        1,851,471      1,382,514       1,000,000         106,221         23,130

Unit distribution                                 --               --             --              --         (23,183)        (4,397)
Issuance of common units                   2,500,000               --             --              --          66,046             --
Conversion of phantom units                   72,050               --             --              --             323             --
Issuance of restricted common units          216,917               --             --              --           6,050             --
General partner capital contribution         (54,268)              --             --              --          (1,520)            --
Conversion of subordinated units           1,851,471       (1,851,471)            --              --          24,214        (24,214)
Other comprehensive loss                          --               --             --              --              --             --
Other                                             --               --             --              --           1,349             --
Net income                                        --               --             --              --          11,048          5,481
                                         -----------      -----------    -----------     -----------     -----------    -----------

BALANCE, AUGUST 31, 2001                  14,260,316               --      1,382,514       1,000,000     $   190,548    $        --
                                         ===========      ===========    ===========     ===========     ===========    ===========


                                                                                            Accumulated
                                                                                               Other
                                             Class B                         General       Comprehensive
                                           Subordinated       Class C        Partner          Income            Total
                                           ------------     ----------     -----------     -------------     -----------
BALANCE, DECEMBER 31, 1997                 $        --      $       --     $        39      $        --      $    15,496
Net income                                          --              --               5               --            2,071
Dividends paid to parent                            --              --              (5)              --           (1,971)
                                           -----------      ----------     -----------      -----------      -----------

BALANCE, DECEMBER 31, 1998                          --              --              39               --           15,596

Net income                                          --              --               4               --            1,768
Dividends paid to parent                            --              --              (6)              --           (2,257)
                                           -----------      ----------     -----------      -----------      -----------

BALANCE, DECEMBER 31, 1999                          --              --              37               --           15,107

Dividends paid to parent                            --              --              (4)              --           (1,513)
Liabilities retained by parent                      --              --              71               --           28,202
Merger with AGL, Atmos, and Piedmont                --              --             843               --          112,338
Merger with Predecessor Heritage                17,167              --            (523)              --           (2,093)
General partner capital contribution                --              --             581               --              581
Other                                             (213)             --             (20)              --           (2,020)
Net loss                                          (488)             --             (46)              --           (3,846)
                                           -----------      ----------     -----------      -----------      -----------

BALANCE, AUGUST 31, 2000                        16,466              --             939               --          146,756

Unit distribution                               (3,284)             --            (663)              --          (31,527)
Issuance of common units                            --              --              --               --           66,046
Conversion of phantom units                         --              --              --               --              323
Issuance of restricted common units                 --              --              --               --            6,050
General partner capital contribution                --              --             768               --             (752)
Conversion of subordinated units                    --              --              --               --               --
Other comprehensive loss                            --              --              --           (6,541)          (6,541)
Other                                               --              --              --               --            1,349
Net income                                       2,350              --             831               --           19,710
                                           -----------      ----------     -----------      -----------      -----------

BALANCE, AUGUST 31, 2001                   $    15,532      $       --     $     1,875      $    (6,541)     $   201,414
                                           ===========      ==========     ===========      ===========      ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                         (FORMERLY PEOPLES GAS COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        For the Eight
                                                                          For the Year      Months         For the Years Ended
                                                                             Ended          Ended              December 31,
                                                                           August 31,     August 31,     ------------------------
                                                                              2001           2000          1999           1998
                                                                          ------------  -------------    ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                       $  19,710      $  (3,846)     $   1,768      $   2,071
     Reconciliation of net income (loss) to net cash provided
       by operating activities-
     Depreciation and amortization                                            40,431          4,686          3,088          2,855
     Provision for loss on accounts receivable                                 4,055             --             --             --
     Gain on disposal of assets                                                 (812)          (121)            --             --
     Deferred compensation on restricted units and long term                   1,079            509             --             --
       incentive plan
     Undistributed earnings of affiliates                                     (1,125)            67             --             --
     Minority interests                                                          463            700             --             --
     Deferred income taxes                                                        --             --            517            444
     Changes in assets and liabilities, net of effect of acquisitions:
       Accounts receivable                                                    (4,533)        (5,109)        (2,051)           698
       Inventories                                                           (24,158)        (7,274)          (413)           255
       Assets from liquids marketing                                          (2,332)        (3,909)            --             --
       Prepaid and other expenses                                            (12,331)           142             51             22
       Intangibles and other assets                                            1,730             --            (97)            --
       Accounts payable                                                       (3,166)        17,976            511           (300)
       Accounts payable to related companies                                   4,123          5,057          6,064          4,226
       Accrued and other current liabilities                                   1,476          5,630            (85)        (1,052)
       Liabilities from liquids marketing                                      3,446             --             --             --
                                                                           ---------      ---------      ---------      ---------
         Net cash provided by operating activities                            28,056         14,508          9,353          9,219
                                                                           ---------      ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired                          (94,860)      (177,067)        (1,015)        (1,719)
   Capital expenditures                                                      (23,854)        (3,559)        (6,176)        (5,328)
   Proceeds from the sale of assets                                            2,620             --             --             --
   Investment in marketable securities                                        (6,225)            --             --             --
   Other                                                                          --         (2,411)            --             --
                                                                           ---------      ---------      ---------      ---------
         Net cash used in investing activities                              (122,319)      (183,037)        (7,191)        (7,047)
                                                                           ---------      ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                  356,748        193,032             --             --
   Principal payments on debt                                               (295,788)       (67,898)            --           (346)
   Net proceeds from issuance of common units                                 66,046         22,924             --             --
   Net proceeds from issuance of subordinated units                               --         27,279             --             --
   Debt issuance costs                                                          (441)        (1,052)            --             --
   Capital contributions                                                          --            581             --             --
   Unit distributions                                                        (31,527)            --             --             --
   Dividends paid to parent                                                       --         (1,513)        (2,257)        (1,971)
                                                                           ---------      ---------      ---------      ---------
         Net cash provided by (used in) financing activities                  95,038        173,353         (2,257)        (2,317)
                                                                           ---------      ---------      ---------      ---------

INCREASE (DECREASE) IN CASH                                                      775          4,824            (95)          (145)

CASH, beginning of period                                                      4,845             21            116            261
                                                                           ---------      ---------      ---------      ---------

CASH, end of period                                                        $   5,620      $   4,845      $      21      $     116
                                                                           =========      =========      =========      =========

NONCASH FINANCING ACTIVITIES:
   Notes payable incurred on noncompete agreements                         $  10,030      $     809      $     200      $     253
                                                                           =========      =========      =========      =========
   General partner capital contribution                                    $    (752)     $      --      $      --      $      --
                                                                           =========      =========      =========      =========
   Issuance of restricted common units                                     $   6,050      $      --      $      --      $      --
                                                                           =========      =========      =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for interest                                $  35,541      $     581      $      --      $      --
                                                                           =========      =========      =========      =========
   Cash paid to parent for income taxes under tax sharing
     agreement, net                                                        $      --      $   1,028      $     851      $     582
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


The excess purchase price over Predecessor Heritage's cost was determined as follows:

Net book value of Predecessor Heritage at August 9, 2000     $ 35,716
Equity investment                                              50,203
                                                             --------
                                                               85,919
Percent of Predecessor Heritage acquired by U.S. Propane           36%
                                                             --------
Equity interest acquired                                     $ 30,931
                                                             ========

Purchase price                                               $120,000
Equity interest acquired                                       30,931
                                                             --------
Excess purchase price over Predecessor Heritage cost         $ 89,069
                                                             ========

The excess purchase price over Predecessor Heritage cost was allocated as follows:

Property, plant and equipment (25 year life)     $11,180
Customer lists (15 year life)                      5,935
Goodwill (30 year life)                           71,954
                                                 -------
                                                 $89,069
                                                 =======

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

The Operating Partnership sells propane and propane-related products to more than 600,000 active residential, commercial, industrial and agricultural customers in 29 states. Heritage is also a wholesale propane supplier in the southwestern and southeastern United States and in Canada, the latter through participation in M-P Energy Partnership, in which Heritage owns a 60 percent interest. M-P Energy Partnership is a Canadian partnership engaged in supplying Heritage's northern U.S. locations and lower-margin wholesale distribution.

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

                                                             August 31,         August 31,
                                                                2001              2000
                                                             ----------         ----------
Land and improvements                                         $  21,244         $  16,648
Buildings and improvements (10 to 30 years)                      27,871            22,483
Bulk storage, equipment and facilities (3 to 30 years)           34,431            28,210
Tanks and other equipment (5 to 30 years)                       287,155           241,934
Vehicles (5 to 10 years)                                         52,177            41,125
Furniture and fixtures (5 to 10 years)                            6,852             5,262
Other                                                             3,242             2,995
                                                              ---------         ---------
                                                                432,972           358,657
Less - Accumulated depreciation                                 (47,036)          (23,948)
                                                              ---------         ---------
                                                                385,936           334,709
Plus - Construction work-in-process                               8,806             4,657
                                                              ---------         ---------
     Property, plant and equipment, net                       $ 394,742         $ 339,366
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


                                                                           Eight Months Ended                 Year Ended
                                                         Year Ended            August 31,                     December 31,
                                                         August 31,    ----------------------------    --------------------------
                                                            2001           2000            1999            1999           1998
                                                        ------------   ------------    ------------    ------------    ----------
BASIC NET INCOME (LOSS) PER LIMITED
   PARTNER UNIT:
Limited Partners' interest in net income (loss)         $     18,879   $     (3,800)   $      1,638    $      1,764    $    2,066
                                                        ============   ============    ============    ============    ==========

Weighted average limited partner units                    13,223,184     10,225,387       1,732,271       1,732,271     1,732,271
                                                        ============   ============    ============    ============    ==========

Basic net income (loss) per limited partner unit        $       1.43   $       (.37)   $        .94    $       1.02    $     1.19
                                                        ============   ============    ============    ============    ==========


DILUTED NET INCOME (LOSS) PER LIMITED
   PARTNER UNIT:
Limited partners' interest in net income (loss)         $     18,879   $     (3,800)   $      1,638    $      1,764    $    2,066
                                                        ============   ============    ============    ============    ==========

                                                                            Eight Months Ended                   Year Ended
                                                        Year Ended                August 31,                    December 31,
                                                         August 31,      ---------------------------    --------------------------
                                                            2001             2000            1999           1999           1998
                                                        -----------      -----------     -----------    -----------    -----------
Weighted average limited partner units                   13,223,184       10,225,387       1,732,271      1,732,271      1,732,271
Dilutive effect of Phantom Units                             31,724               --              --             --             --
                                                        -----------      -----------     -----------    -----------    -----------
Weighted average limited partner units,
   assuming dilutive effect of Phantom Units             13,254,908       10,225,387       1,732,271      1,732,271      1,732,271
                                                        ===========      ===========     ===========    ===========    ===========

Diluted net income (loss) per limited partner unit      $      1.42      $      (.37)    $       .94    $      1.02    $      1.19
                                                        ===========      ===========     ===========    ===========    ===========

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

SFAS 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS
133). SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, and for hedging activities, be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. Heritage adopted the provisions of SFAS 133 effective September 1, 2000. The transition adjustment for adopting SFAS 133 was recorded as an adjustment to accumulated other comprehensive income of $5,429.

Heritage had certain financial swap instruments outstanding at August 31, 2001 that have been designated as cash flow hedging instruments in accordance with SFAS 133. A financial swap is a contractual agreement to exchange obligations of money between the buyer and seller of the instruments as propane volumes during the pricing period are purchased. The swaps are tied to a fixed price bid by the buyer and floating price determination for the seller based on certain indices at the end of the relevant trading period. Heritage entered into these instruments to hedge the forecasted propane volumes to be purchased during each of the one-month periods ending October 2001 through March 2002. Heritage utilizes hedging transactions to provide price protection against significant fluctuations in propane prices. These instruments had a fair value of ($4,556) as of August 31, 2001, which was recorded as accrued and other liabilities on the balance sheet through other comprehensive income, exclusive of ($92) of minority interest. Also at August 31, 2001, Heritage had outstanding options to purchase 14.7 million gallons of propane during December 2001 and January 2002 at a weighted average price of $.48 per gallon. The fair value of $.2 million of the option contracts was recorded as current assets on the balance sheet. During the year ended

August 31, 2001, Heritage reclassified into earnings a gain of $3,844 that was reported in accumulated other comprehensive income. There were no ineffective hedges or discontinued hedges as of August 31, 2001.

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

Heritage adopted Statement No. 142 on September 1, 2001 and accordingly has discontinued the amortization of goodwill existing at the time of adoption. Management engaged an independent appraisal firm to perform an assessment of the fair value of each of Heritage's operating segments, which compared the carrying value of each segment to determine whether any impairment existed on the date of adoption. According to the independent assessment, no impairment existed at adoption. The adoption of Statement No. 142 will eliminate goodwill amortization that would have totaled approximately $5,704 in fiscal 2002, based on the balances of August 31, 2001, and totaled approximately $5,051 in fiscal 2001.

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

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement retains the fundamental provisions of Statement No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. Management does not believe that the adoption of Statement No. 144 will have a material impact, if any, on its consolidated financial position or results of operations.


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

The aggregate purchase price was $56,201 net of cash acquired of $6,518. The purchase price included $42,695 paid in cash, of which $2,958 related to preliminary working capital, 129,901 common units valued at $4,450 and liabilities assumed of $9,056. The 129,901 common units were issued to the General Partner in connection with the assumption of certain liabilities by the General Partner. The value of the units was determined based on the market price at the date of acquisition. Management is in the process of obtaining valuations of certain intangible assets; thus, the allocation of the purchase price is preliminary. The working capital adjustment settled in March 2002 without a significant adjustment to the purchase price.

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

The following unaudited pro forma consolidated results of operations are presented as if the series of transactions with ProFlame and Heritage had been made at the beginning of the periods presented

                                                           Year          Eight Months
                                                           Ended             Ended
                                                      August 31, 2001   August 31, 2000
                                                      ---------------   ---------------
Total revenues                                           $ 766,795        $ 110,698
Net income (loss)                                        $  19,492        $  (5,938)
Basic and diluted earnings (loss) per common unit        $    1.47        $    (.55)

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

In connection with the transaction with U.S. Propane and because the class B subordinated units are not convertible into common units except by approval of the common unitholders or a change in the rules of the New York Stock Exchange, Heritage agreed to submit to a vote or consent of the common unitholders a proposal to change the terms of the class B subordinated units to provide that each class B subordinated unit is convertible into one common unit. On February 4, 2002, the common unitholders approved the proposal to convert 1,382,574 issued and outstanding class B subordinated units were converted to 1,382,574 common units.

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

                                For the Year       For the Eight Months Ended           For Years Ended
                                   Ended                   August 31,                     December 31,
                                 August 31,        --------------------------       ------------------------
                                    2001             2000             1999            1999            1998
                                ------------       --------         ---------       --------        --------
                                                                   (Unaudited)
Gallons:
   Domestic retail fuel            330,242           38,268           22,118          33,608          30,921
   Domestic wholesale fuel          12,741              562               --              --              --
   Foreign wholesale fuel
     Affiliated                     86,166            5,118               --              --              --
     Unaffiliated                   88,882            6,245               --              --              --
   Elimination                     (86,166)          (5,118)              --              --              --
                                  --------         --------         --------        --------        --------
       Total                       431,865           45,075           22,118          33,608          30,921
                                  ========         ========         ========        ========        ========



                                 For the       For the Eight Months Ended        For the Years ended
                               Year Ended             August 31,                     December 31,
                                August 31,     --------------------------      ------------------------
                                   2001           2000            1999           1999           1998
                               -----------     ----------       ---------      ---------      ---------
                                                               (Unaudited)
Revenues:
   Domestic retail fuel         $ 440,527       $  43,815       $  21,766      $  34,045      $  30,187
   Domestic wholesale fuel          9,902             415              --             --             --
   Foreign wholesale fuel
     Affiliated                    55,798           3,132              --             --             --
     Unaffiliated                  49,977           3,392              --             --             --
   Elimination                    (55,798)         (3,132)             --             --             --
   Liquids marketing              172,875          12,262              --             --             --
   Other domestic revenues         42,172           3,188              --             --             --
                                ---------       ---------       ---------      ---------      ---------
       Total                    $ 715,453       $  63,072       $  21,766      $  34,045      $  30,187
                                =========       =========       =========      =========      =========

                                                       For the
                               For the Year       Eight Months Ended           For Years Ended
                                   Ended               August 31,                December 31,
                                August 31,     -----------------------      ---------------------
                                   2001          2000           1999          1999          1998
                               ------------    --------       --------      --------      --------
                                                             (Unaudited)
Operating Income:
   Domestic retail fuel         $ 69,416       $   (578)      $  2,666      $  2,885      $  3,961
   Domestic wholesale fuel        (1,163)            17             --            --            --
   Foreign wholesale fuel             --             --             --            --            --
     Affiliated                      578             --             --            --            --
     Unaffiliated                  1,996            142             --            --            --
   Elimination                      (578)            --             --            --            --
   Liquids marketing                (110)           724             --            --            --
                                --------       --------       --------      --------      --------
       Total                    $ 70,139       $    305       $  2,666      $  2,885      $  3,961
                                ========       ========       ========      ========      ========

                                                                            December 31,   December 31,
                         August 31, 2001  August 31, 2000  August 31, 1999      1999            1998
                         ---------------  ---------------  ---------------  ------------   ------------
                                                            (Unaudited)
Total Assets:
   Domestic retail           $682,906        $577,816        $ 39,481        $ 43,724        $ 37,206
   Domestic wholesale          19,533          12,790              --              --              --
   Foreign wholesale            8,467           7,918              --              --              --
   Liquids marketing           35,127           7,747              --              --              --
   Corporate                   12,134           9,508              --              --              --
                             --------        --------        --------        --------        --------
         Total               $758,167        $615,779        $ 39,481        $ 43,724        $ 37,206
                             ========        ========        ========        ========        ========

                                    For the Year     For the Eight Months          For the Years Ended
                                       Ended          Ended August 31,                December 31,
                                     August 31,     ----------------------        ----------------------
                                       2001           2000          1999           1999           1998
                                    ------------    -------        -------        -------        -------
Depreciation and amortization:
   Domestic retail fuel               $40,135        $ 4,673        $ 2,037        $ 3,088        $ 2,855
   Domestic wholesale                     277              8             --             --             --
   Foreign wholesale                       19              5             --             --             --
   Liquids marketing                       --             --             --             --             --
                                      -------        -------        -------        -------        -------

         Total                        $40,431        $ 4,686        $ 2,037        $ 3,088        $ 2,855
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

Bi-State Partnership's financial position is summarized below:

                                     August 31,       August 31,
                                        2001              2000
                                     -----------      -----------
Current assets                       $     2,783      $     2,290
Noncurrent assets                         13,899           14,071
                                     -----------      -----------
                                     $    16,682      $    16,361
                                     ===========      ===========

Current liabilities                  $     1,722      $     3,296
Long-term debt                             3,131            3,525
Partners' capital:
     Heritage                              6,610            5,550
     Other partner                         5,219            3,990
                                     -----------      -----------
                                     $    16,682      $    16,361
                                     ===========      ===========

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

                                                           Quarter Ended
                                    --------------------------------------------------------------
                                    November 30     February 28         May 31          August 31
                                    -----------     -----------       ---------         ----------
Fiscal 2001:

Revenues                            $ 165,845        $ 326,760        $ 132,153         $  90,695
Operating income (loss)                10,573           52,630            2,476           (11,256)
Net income (loss)                       1,963           43,330           (5,845)          (19,738)
Basic and diluted net income
  (loss) per limited partner
  unit                              $     .15        $    3.30        $    (.48)        $   (1.54)

                                         Quarter Ended              Two-months
                                    ------------------------           Ended
                                    March 31        June 30          August 31
                                    --------        --------        ----------
Eight Months ended
  August 31, 2000:

Revenues                            $ 14,377        $  9,287         $ 39,408
Operating income (loss)                2,413            (443)          (2,684)
Net income (loss)                      1,457            (335)          (4,968)
Basic and diluted net income
  (loss) per limited partner
  unit                              $    .84        $   (.19)        $   (.87)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


         To the Partners of
           Heritage Propane Partners, L.P.:


         We have audited the accompanying consolidated statements of operations, partners' capital and cash flows of Heritage Propane Partners, L.P. ("Predecessor Heritage" a Delaware limited partnership) and subsidiaries for the period ended August 9, 2000, and the year ended August 31, 1999. These financial statements are the responsibility of Predecessor Heritage's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


                                              /s/ Arthur Andersen LLP
                                              ----------------------------------


         Tulsa, Oklahoma
              October 26, 2000
              (except with respect to
               the matter discussed in Note
               12, as to which the date is
               October 19, 2001)

The report of Arthur Andersen LLP shown above is a copy of a previously issued report; Arthur Andersen LLP has not reissued this report.

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
                                                ===========         ===========

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                                  (PREDECESSOR)

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                        (in thousands, except unit data)

                                                                                                          Accumulated
                                        Number of Units                                                       Other       Total
                                  ---------------------------     Common     Subordinated     General     Comprehensive  Partners'
                                    Common       Subordinated   Unitholders   Unitholders     Partner         Income     Capital
                                  ----------     ------------   -----------  ------------    ----------   ------------- ----------
BALANCE, AUGUST 31, 1998           4,876,725       3,702,943    $   20,775    $    6,041     $      273      $     --   $   27,089

Unit distribution                         --              --       (12,428)       (5,924)          (202)           --      (18,554)
Issuance of restricted Common
  Units                               23,213              --           502            --             --            --          502
General Partner contribution              --              --            --            --              5            --            5
Conversion of Subordinated Units     925,736        (925,736)        1,510        (1,510)            --            --           --
Other                                     --              --           240           115              3            --          358
Net income                                --              --         6,478         3,087             97            --        9,662
                                  ----------      ----------    ----------    ----------     ----------      --------   ----------

BALANCE, AUGUST 31, 1999           5,825,674       2,777,207        17,077         1,809            176            --       19,062

Unit distribution                         --              --       (15,393)       (6,248)          (256)           --      (21,897)
Issuance of restricted Common
  Units                              184,030              --         4,064            --             --            --        4,064
Issuance of Common Units           1,200,000              --        24,054            --             --            --       24,054
General Partner contribution              --              --            --            --            278            --          278
Conversion of Subordinated Units     925,736        (925,736)       (1,480)        1,480             --            --           --
Conversion of Phantom Units            4,500              --            29           (28)            (1)           --           --
Other                                     --              --           283            75              4            --          362
Other comprehensive income -
  net gain on hedging
  instruments                             --              --            --            --             --         3,289        3,289
Net income                                --              --         5,246         1,193             65            --        6,504
                                  ----------      ----------    ----------    ----------     ----------      --------   ----------

BALANCE, AUGUST 9, 2000            8,139,940       1,851,471    $   33,880    $   (1,719)    $      266      $  3,289   $   35,716
                                  ==========      ==========    ==========    ==========     ==========      ========   ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                                  (PREDECESSOR)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                               For the         For the Year
                                                                            Period Ended          Ended
                                                                              August 9,         August 31,
                                                                                 2000              1999
                                                                            ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $   6,504         $   9,662
     Reconciliation of net income to net cash provided by
       operating activities-
     Depreciation and amortization                                               17,143            14,749
     Provision for losses on accounts receivable                                    328               338
     Gain on disposal of assets                                                    (514)             (722)
     Deferred compensation on restricted units                                      362               358
     Undistributed earnings of affiliates                                          (654)             (534)
     Minority interests                                                              91               (92)
     Changes in assets and liabilities, net of effect of acquisitions:
       Accounts receivable                                                       (7,138)             (848)
       Inventories                                                               (5,627)           (1,718)
       Prepaid expenses                                                            (541)              310
       Intangibles and other assets                                                (851)              883
       Accounts payable                                                           5,901             2,947
       Accrued and other current liabilities                                       (860)           (1,720)
                                                                              ---------         ---------
         Net cash provided by operating activities                               14,144            23,613
                                                                              ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired                             (46,801)          (17,931)
   Capital expenditures                                                         (12,931)          (14,974)
   Proceeds from asset sales                                                      1,449             2,106
                                                                              ---------         ---------
         Net cash used in investing activities                                  (58,283)          (30,799)
                                                                              ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                     159,070            85,250
   Principal payments on debt                                                  (116,918)          (59,673)
   Unit distribution                                                            (21,897)          (18,554)
   Net proceeds from issuance of common units                                    24,054                --
   Capital contribution from General Partner                                        278                 5
                                                                              ---------         ---------
         Net cash provided by financing activities                               44,587             7,028
                                                                              ---------         ---------

INCREASE (DECREASE) IN CASH                                                         448              (158)

CASH, beginning of period                                                         1,679             1,837
                                                                              ---------         ---------

CASH, end of period                                                           $   2,127         $   1,679
                                                                              =========         =========

NONCASH FINANCING ACTIVITIES:
   Notes payable incurred on noncompete agreements                            $   3,575         $   3,332
                                                                              =========         =========
   Issuance of restricted common units in connection with certain
     acquisitions                                                             $   4,064         $     502
                                                                              =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                   $  18,377         $  15,655
                                                                              =========         =========
   Other comprehensive income                                                 $   3,289         $      --
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

Fiscal 2000:                                     Quarter Ended
                                 -------------------------------------------       Period Ended
                                 November 30       February 28       May 31          August 9,
                                 ------------      -----------      --------       ------------
Revenues                           $ 51,890         $102,160        $ 57,224         $ 31,217
Operating income (loss)               3,430           21,253           2,732           (3,940)
Net income (loss)                      (808)          16,971          (2,198)          (7,461)

Net income (loss) per unit-
  basic and diluted                   (0.09)            1.70           (0.22)            (.72)

Fiscal 1999:                                           Quarter Ended
                                  ----------------------------------------------------------
                                  November 30     February 28       May 31         August 31
                                  -----------     -----------      --------        ---------
Revenues                           $ 41,558        $ 68,498        $ 43,150        $ 30,814
Operating income (loss)               4,563          18,070           5,009          (3,075)
Net income (loss)                     1,215          14,404           1,344          (7,301)
Net income (loss) per unit-
  basic and diluted                    0.14            1.66            0.15           (0.84)

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

         Exhibit
         Number            Description
         -------           -----------
(1)      3.1               Agreement of Limited Partnership of Heritage Propane
                           Partners, L.P.

(10)     3.1.1             Amendment No. 1 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Propane Partners,
                           L.P.

(16)     3.1.2             Amendment No. 2 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Propane Partners,
                           L.P.

(1)      3.2               Agreement of Limited Partnership of Heritage
                           Operating, L.P.

(12)     3.2.1             Amendment No. 1 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Operating, L.P.

(7)      10.1              First Amended and Restated Credit Agreement with
                           Banks Dated May 31, 1999

(8)      10.1.1            First Amendment to the First Amended and Restated
                           Credit Agreement dated as of October 15, 1999

(9)      10.1.2            Second Amendment to First Amended and Restated Credit
                           Agreement dated as of May 31, 2000

(10)     10.1.3            Third Amendment dated as of August 10, 2000 to First
                           Amended and Restated Credit Agreement

(13)     10.1.4            Fourth Amendment to First Amended and Restated Credit
                           Agreement dated as of December 28, 2000

(16)     10.1.5            Fifth Amendment to First Amended and Restated Credit
                           Agreement dated as of July 16, 2001

(1)      10.2              Form of Note Purchase Agreement (June 25, 1996)

(3)      10.2.1            Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of July 25, 1996

(4)      10.2.2            Amendment of Note Purchase Agreement (June 25, 2996)
                           dated as of March 11, 1997

(6)      10.2.3            Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of October 15, 1998

(8)      10.2.4            Second Amendment Agreement dated September 1, 1999 to
                           June 25, 1996 Note Purchase Agreement

(11)     10.2.5            Third Amendment Agreement dated May 31, 2000 to June
                           25, 1996 Note Purchase Agreement and November 19,
                           1997 Note Purchase Agreement

(10)     10.2.6            Fourth Amendment Agreement dated August 10, 2000 to
                           June 25, 1996 Note Purchase Agreement and November
                           19, 1997 Note Purchase Agreement

         Exhibit
         Number            Description
         -------           -----------
(13)     10.2.7            Fifth Amendment Agreement dated as of December 28,
                           2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

(1)      10.3              Form of Contribution, Conveyance and Assumption
                           Agreement among Heritage Holdings, Inc., Heritage
                           Propane Partners, L.P. and Heritage Operating, L.P.

(1)      10.6              Restricted Unit Plan

(4)      10.6.1            Amendment of Restricted Unit Plan dated as of October
                           17, 1996

(12)     10.6.2            Amended and Restated Restricted Unit Plan dated as of
                           August 10, 2000

(12)     10.7              Employment Agreement for James E. Bertelsmeyer dated
                           as of August 10, 2000

(12)     10.8              Employment Agreement for R. C. Mills dated as of
                           August 10, 2000

(12)     10.9              Employment Agreement for Larry J. Dagley dated as of
                           August 10, 2000

(12)     10.10             Employment Agreement for H. Michael Krimbill dated as
                           of August 10, 2000

(12)     10.11             Employment Agreement for Bradley K. Atkinson dated as
                           of August 10, 2000

(7)      10.12             First Amended and Restated Revolving Credit Agreement
                           between Heritage Service Corp. and Banks Dated May
                           31, 1999

(16)     10.12.1           First Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated October 15, 1999

(16)     10.12.2           Second Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated August 10, 2000

(16)     10.12.3           Third Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated December 28, 2000

(16)     10.12.4           Fourth Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated July 16, 2001

(12)     10.13             Employment Agreement for Mark A. Darr dated as of
                           August 10, 2000

(12)     10.14             Employment Agreement for Thomas H. Rose dated as of
                           August 10, 2000

(12)     10.15             Employment Agreement for Curtis L. Weishahn dated as
                           of August 10, 2000

(5)      10.16             Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1           Amendment dated October 15, 1998 to November 19, 1997
                           Note Purchase Agreement

(8)      10.16.2           Second Amendment Agreement dated September 1, 1999 to
                           November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

(9)      10.16.3           Third Amendment Agreement dated May 31, 2000 to
                           November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

         Exhibit
         Number            Description
         -------           -----------
(10)     10.16.4           Fourth Amendment Agreement dated August 10, 2000 to
                           November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

(13)     10.16.5           Fifth Amendment Agreement dated as of December 28,
                           2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

(10)     10.17             Contribution Agreement dated June 15, 2000 among U.S.
                           Propane, L.P., Heritage Operating, L.P. and Heritage
                           Propane Partners, L.P.

(10)     10.17.1           Amendment dated August 10, 2000 to June 15, 2000
                           Contribution Agreement

(10)     10.18             Subscription Agreement dated June 15, 2000 between
                           Heritage Propane Partners, L.P. and individual
                           investors

(10)     10.18.1           Amendment dated August 10, 2000 to June 15, 2000
                           Subscription Agreement

(16)     10.18.2           Amendment Agreement dated January 3, 2001 to the June
                           15, 2000 Subscription Agreement.

(10)     10.19             Note Purchase Agreement dated as of August 10, 2000

(13)     10.19.1           Fifth Amendment Agreement dated as of December 28,
                           2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

(14)     10.19.2           First Supplemental Note Purchase Agreement dated as
                           of May 24, 2001 to the August 10, 2000 Note Purchase
                           Agreement

(15)     10.20             Stock Purchase Agreement dated as of July 5, 2001
                           among the shareholders of ProFlame, Inc. and Heritage
                           Holdings, Inc.

(15)     10.21             Stock Purchase Agreement dated as of July 5, 2001
                           among the shareholders of Coast Liquid Gas, Inc. and
                           Heritage Holdings, Inc.

(15)     10.22             Agreement and Plan of Merger dated as of July 5, 2001
                           among California Western Gas Company, the Majority
                           Stockholders of California Western Gas Company
                           signatories thereto, Heritage Holdings, Inc. and
                           California Western Merger Corp.

(15)     10.23             Agreement and Plan of Merger dated as of July 5, 2001
                           among Growth Properties, the Majority Shareholders
                           signatories thereto, Heritage Holdings, Inc. and
                           Growth Properties Merger Corp.

(15)     10.24             Asset Purchase Agreement dated as of July 5, 2001
                           among L.P.G. Associates, the Shareholders of L.P.G.
                           Associates and Heritage Operating, L.P.

(15)     10.25             Asset Purchase Agreement dated as of July 5, 2001
                           among WMJB, Inc., the Shareholders of WMJB, Inc. and
                           Heritage Operating, L.P.

(15)     10.25.1           Amendment to Asset Purchase Agreement dated as of
                           July 5, 2001 among WMJB, Inc., the Shareholders of
                           WMJB, Inc. and Heritage Operating, L.P.

(16)     21.1              List of Subsidiaries

         Exhibit
         Number            Description
         -------           -----------
(16)     23.3              Consent of Arthur Andersen LLP

(*)      23.4              Consent of Grant Thornton LLP

(16)     99.1              Balance Sheet of Heritage Holdings, Inc. as of August
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