Form 10-K/A
period 2001-08-31
HERITAGE PROPANE PARTNERS L P
filed 2002-07-19
CIK 1012569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                SECOND AMENDMENT

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2001

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

Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange on
      Title of class                            which registered
      --------------                          ------------------------
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

At November 5, 2001, the registrant had units outstanding as follows:

Heritage Propane Partners, L.P      14,262,066       Common Units
                                     1,382,514       Class B Subordinated Units

Documents Incorporated by Reference:  None

                                EXPLANATORY NOTE


This Form 10-K/A constitutes Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the year ended August 31, 2001, and is being filed solely for the purpose of correcting the inadvertent inclusion of the Registrant's former director, Ware F. Schiefer, and omission of the Registrant's current director, Kevin M. O'Hara, as a director signing Amendment No. 1, filed as Form 10-K/A on July 12, 2002. No other information included in Amendment No. 1 is amended by this amendment.

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

                                      HERITAGE PROPANE PARTNERS, L.P.

                                      By: U.S. Propane, L.P.
                                          (General Partner)

                                      By: U.S. Propane, L.L.C.
                                          (General Partner)

                                      By: /s/ H. Michael Krimbill
                                          -----------------------
                                          H. Michael Krimbill
                                          President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

              Signature                                 Title                              Date
              ---------                                 -----                              ----
/s/  H. Michael Krimbill                    President and Chief                         July 12, 2002
  -------------------------                 Executive Officer and Director
H. Mitchell Krimbill                        (Principal Executive Officer)

/s/  James E. Bertelsmeyer                  Chairman of the Board and                   July 12, 2002
   --------------------------               Director
James E. Bertelsmeyer

/s/  Michael L. Greenwood                   Vice President and Chief                    July 12, 2002
   --------------------------               Financial Officer and Principal
Michael L. Greenwood                        Financial and Accounting Officer)

/s/  Bill W. Byrne                          Director                                    July 12, 2002
   ---------------------------------
Bill W. Byrne

/s/  J. Charles Sawyer                      Director                                    July 12, 2002
   --------------------------
J. Charles Sawyer

/s/  Stephen L. Cropper                     Director                                    July 12, 2002
   --------------------------
Stephen L. Cropper

/s/  J. Patrick Reddy                       Director                                    July 12, 2002
   --------------------------
J. Patrick Reddy

/s/  Royston K. Eustace                     Director                                    July 12, 2002
   --------------------------
Royston K. Eustace

/s/William N. Cantrell                      Director                                    July 12, 2002
   --------------------------
William N. Cantrell

/s/ Kevin M. O'Hara                         Director                                    July 12, 2002
   --------------------------
Kevin M. O'Hara

              Signature                                 Title                              Date
              ---------                                 -----                              ----
/s/  David J. Dzuricky                      Director                                    July 12, 2002
  ---------------------------
David J. Dzuricky

/s/  Clayton H. Preble                      Director                                    July 12, 2002
   --------------------------
Clayton H. Preble

/s/  J.D. Woodward                          Director                                    July 12, 2002
   --------------------------
J.D. Woodward

/s/Richard T. O'Brien                       Director                                    July 12, 2002
   --------------------------
Richard T. O'Brien