Form 10-K
period 2002-08-31
HERITAGE PROPANE PARTNERS L P
filed 2002-11-27
CIK 1012569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED AUGUST 31, 2002
                                       OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value as of November 5, 2002, of the registrant's Common Units held by nonaffiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $252,749,678.

At November 5, 2002, the registrant had units outstanding as follows:
Heritage Propane Partners, L.P.      15,816,347 Common Units

Documents Incorporated by Reference:  None

                         HERITAGE PROPANE PARTNERS, L.P.

                          2002 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I
                                                                                                               PAGE

ITEM   1.   BUSINESS. ............................................................................................1

ITEM   2.   PROPERTIES............................................................................................9

ITEM   3.   LEGAL PROCEEDINGS....................................................................................10

ITEM   4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................................11


                                     PART II

ITEM   5.   MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS.....................................12

ITEM   6.   SELECTED HISTORICAL FINANCIAL AND OPERATING DATA.....................................................15

ITEM   7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS................18

ITEM   7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........................................29

ITEM   8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................................................31

ITEM   9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.................31


                                    PART III

ITEM  10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................................................32

ITEM  11.   EXECUTIVE COMPENSATION...............................................................................36

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................................39

ITEM  13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................................41

                                     PART IV

ITEM  14.   CONTROLS AND PROCEDURES..............................................................................42

ITEM  15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.....................................42

                                     PART I

     ITEM 1.     BUSINESS

         Heritage Propane Partners, L.P., (the "Registrant" or "Partnership"), a publicly traded Delaware limited partnership, was formed in April 1996 in connection with its initial public offering. The Partnership's Common Units are listed on the New York Stock Exchange. In order to simplify the Partnership's obligations under the laws of several jurisdictions in which it conducts business, its business activities are primarily conducted through its subsidiary, Heritage Operating, L.P. (the "Operating Partnership"), a Delaware limited partnership. The Partnership holds a 98.9899% limited partner interest in the Operating Partnership. The Operating Partnership accounts for nearly all of the consolidated assets, sales and operating earnings of the Partnership.

       The sole General Partner of the Partnership and the Operating Partnership is U.S. Propane, L.P. ("U.S. Propane"), a Delaware limited partnership. U.S. Propane holds a 1% general partner interest in the Partnership and a 1.0101% general partner interest in the Operating Partnership. U.S. Propane is a joint venture among the following four publicly traded utilities: TECO Energy, Inc.; AGL Resources, Inc.; Piedmont Natural Gas Company, Inc.; and Atmos Energy Corporation.

o TECO Energy, Inc. ("TECO") is a diversified, energy-related holding company. TECO's subsidiaries include Florida's largest natural gas distributor, an electric utility, and an independent power company that builds, owns and operates electric generation facilities in the United States and Central America.

o AGL Resources, Inc. ("AGL Resources"), is a regional energy holding company engaged in natural gas distribution, wholesale and retail energy services, and building telecommunications infrastructure. AGL Resources' principal subsidiary is the second largest pure natural gas distributor in the United States, serving customers in Georgia, Tennessee, and Virginia.

o Piedmont Natural Gas Company, Inc. ("Piedmont Natural Gas") is an energy and services company primarily engaged in the transportation, distribution, and sales of natural gas. Piedmont Natural Gas is the second largest natural gas distributor in the Southeast, serving customers in North Carolina, South Carolina, and Tennessee.

o Atmos Energy Corporation ("Atmos Energy") is an energy and services company primarily engaged in natural gas distribution and nonregulated energy management and gas marketing services. Atmos Energy is the fifth largest pure natural gas distributor in the United States, serving customers in 11 states.

         The business of the Partnership starting with the formation of Heritage Holdings, Inc. ("Heritage Holdings") in 1989, has grown primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth. Since its inception in 1989 through August 31, 2002, the Partnership has completed 91 acquisitions for a total purchase price of approximately $633 million, including the August 2000 transfer by U.S. Propane of its propane operations to the Partnership. The U.S. Propane transaction combined five of the nation's 50 largest retail propane operations. Volumes of propane sold to retail customers have increased steadily from 63.2 million gallons for the Partnership's fiscal year ended August 31, 1992 to 329.6 million gallons for the fiscal year ended August 31, 2002.

U.S. PROPANE MERGER

         In August 2000, TECO, AGL Resources, Piedmont Natural Gas, and Atmos Energy contributed each company's propane operations, Peoples Gas Company ("Peoples Gas"), United Cities Propane Gas, Inc. ("United Cities"), Piedmont Propane Company ("Piedmont"), and AGL Propane, Inc. ("AGL"), respectively, to U.S. Propane in exchange for equity interests in U.S. Propane. The merger was accounted for as an acquisition using the purchase method of accounting with Peoples Gas being the acquirer for accounting purposes.

         In August 2000, U.S. Propane acquired all of the outstanding common stock of the Partnership's former General Partner, Heritage Holdings, for $120 million. By virtue of Heritage Holdings' general partner and limited partner interests in the Partnership, U.S. Propane gained control of the Partnership. Simultaneously with that transaction, U.S. Propane transferred its propane operations, consisting of its interest in four separate limited liability companies, AGL Propane, L.L.C., Peoples Gas Company, L.L.C., United Cities Propane Gas, L.L.C. and Retail Propane Company, L.L.C. (former Piedmont operations) to the Partnership for $181.4 million plus working capital. The $181.4 million was payable $139.5 million in cash, $31.8 million of assumed debt, and the issuance of 372,392 Common Units of the Partnership valued at $7.3 million and a 1.0101% limited partner interest in the Operating Partnership valued at $2.7 million. The purchase price and the exchange price for the Common Units were approved by an independent committee of the Board of Directors of Heritage Holdings. The exchange price for the Common Units was $19.73125 per unit under a formula based on the average closing price of Common Units on the New York Stock Exchange for the twenty (20) day period beginning ten (10) days prior to the public announcement of the transaction on June 15, 2000 (the "Formula Price"). Subsequent to August 31, 2000, payments totaling approximately $12.9 million were made for the working capital adjustment, of which $5.0 million was accrued at August 31, 2000.

         Concurrent with the acquisition, the Operating Partnership borrowed $180 million from several institutional investors and the Partnership sold 1,161,814 Common Units and 1,382,514 Class B Subordinated Units in a private placement to the former shareholders of Heritage Holdings. The price paid was based on the Formula Price and resulted in net proceeds to the Partnership of $50.2 million. The total of these proceeds was utilized to finance the transaction and retire a portion of existing debt.

         The Partnership is the surviving entity for legal purposes; however, the combined operations that formed U.S. Propane was the acquirer for accounting purposes. For purposes of the discussion herein, Peoples Gas is described as the accounting acquirer since Peoples Gas was the acquirer in the transaction that formed U.S. Propane. The propane operations of the Partnership and its subsidiaries prior to the series of transactions with U.S. Propane are referred to as Predecessor Heritage and the operations of the Partnership and its subsidiaries following the combination of the operations of U.S. Propane and Predecessor Heritage are described as Heritage. Peoples Gas had a fiscal year-end of December 31. The eight-month period ended August 31, 2000 was treated as a transition period under the rules of the Securities and Exchange Commission. However, the Form 10-K for the year ended August 31, 2000 was not a transition report as the Partnership continues to have an August 31 fiscal year-end.

         On February 4, 2002, at the Special Meeting of the Common Unitholders of the Partnership, the Common Unitholders approved the substitution of U.S. Propane as the General Partner of the Partnership and the Operating Partnership, replacing the former General Partner, Heritage Holdings. U.S. Propane, L.L.C. ("USPLLC"), a Delaware limited liability company, is the General Partner of U.S. Propane. The membership interests of USPLLC are owned by AGL Energy Corporation, United Cities, TECO Propane Ventures, LLC, and Piedmont. The substitution of U.S. Propane as the General Partner did not alter the management of the Partnership, as all of the directors of Heritage Holdings became members of the Board of Managers of USPLLC, and the management and employees of Heritage Holdings became the management and employees of U.S. Propane.

GENERAL

         Heritage believes it is presently the fourth largest retail marketer of propane in the United States (as measured by retail gallons sold). Heritage currently serves more than 600,000 active residential, commercial, industrial and agricultural customers from over 275 customer service locations in 28 states. Heritage's operations extend from coast to coast with concentrations in the western, upper midwestern, northeastern, and southeastern regions of the United States.

         At the time of the series of transactions that formed U.S. Propane and combined the operations of Predecessor Heritage and U.S. Propane, Peoples Gas was serving more than 70,000 active residential, commercial and wholesale customers located in the Florida peninsula. Peoples Gas had grown by expanding existing markets as well as through acquisitions of independent propane operations located in northeast and southwest Florida. Peoples Gas believed it was among the top 25 independent propane distributors nationally and the largest independent propane distributor in Florida.

         Peoples Gas believed it held competitive advantages in both the residential and commercial markets through its focus on customer service and product reliability. Following is a summary of the retail sales volumes per fiscal year. The transition period ended August 31, 2000 represents seven months of Peoples Gas stand-alone and one month of Heritage. The years ended August 31, 2001 and August 31, 2002 reflect the sales of the combined operations of Peoples Gas and Predecessor Heritage following the U.S. Propane merger.

HERITAGE PROPANE PARTNERS, L.P. (FORMERLY PEOPLES GAS):

                                                                FOR THE
                                FOR THE YEARS ENDED        EIGHT-MONTHS ENDED    FOR THE YEARS ENDED
                                    DECEMBER 31,               AUGUST 31,             AUGUST 31,
                          ------------------------------   ------------------    -------------------
                          1997          1998        1999           2000            2001        2002
                         ------        ------      ------         ------          ------      ------
    RETAIL GALLONS
    SOLD (IN MILLIONS):   29.1          30.9        33.6           38.3           330.2       329.6


         As a result of the implementation of the strategy of Heritage described below, Predecessor Heritage achieved the following retail sales volumes per fiscal year:

PREDECESSOR HERITAGE:

                                                              PERIOD
                            FOR THE YEARS ENDED AUGUST 31,     ENDED
                            ------------------------------    AUG. 9,
                            1996    1997    1998     1999      2000
                           ------  ------  ------   ------    -------
    RETAIL GALLONS
    SOLD (IN MILLIONS):     118.2   125.6   146.7   159.9    170.9


         Management believes that Heritage's competitive strengths include: (i) experience in identifying, evaluating, and completing acquisitions, (ii) operations that are focused in areas experiencing higher-than-average population growth, (iii) a low-cost administrative infrastructure, and (iv) a decentralized operating structure and entrepreneurial workforce. These competitive strengths enabled both Predecessor Heritage and Heritage to achieve levels of EBITDA per retail gallon sold that management believes are among the highest of any publicly traded propane partnership. EBITDA is defined as earnings before interest, taxes, depreciation and amortization (including the EBITDA of investees, but does not include the EBITDA of the minority interest of MP Energy Partnership or any non-cash compensation expense). EBITDA should not be considered as an alternative to net income (loss) (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating Heritage's ability to make the Minimum Quarterly Distribution. Management believes that as a result of Heritage's geographic diversity and district-level incentive compensation program, Predecessor Heritage and Heritage have both been able to reduce the effect of adverse weather conditions on EBITDA, including those experienced by Predecessor Heritage during the warmer-than-normal winters of 1998-1999, 1999-2000, and by Heritage in 2001-2002, recorded as three of the warmest winters of the century. Management believes that Heritage's concentration in higher-than-average population growth areas provides a strong economic foundation for expansion through acquisitions and internal growth. Management does not believe that Heritage is significantly more vulnerable than its competitors to displacement by natural gas distribution systems because the majority of Heritage's areas of operations are located in rural areas where natural gas is not readily available.


BUSINESS STRATEGY

         Heritage's goal is to increase distributions to the Partnership's Unitholders by being a low-cost, growth oriented retail propane distribution company. The three critical elements to this strategy are described below.

         Acquisitions. Acquisitions are the principal means of growth for Heritage, as the retail propane industry is mature and overall demand for propane is expected to experience limited growth in the foreseeable future. Management believes that the fragmented nature of the propane industry provides significant opportunities for growth through acquisition. Heritage follows a disciplined acquisition strategy that concentrates on companies that (i) are located in geographic areas experiencing higher-than-average population growth,
(ii) provide a high percentage of sales to residential customers, (iii) have a strong reputation for quality service, and (iv) own a high percentage of the propane tanks used by their customers. In addition Heritage attempts to capitalize on the reputations of the companies it acquires by maintaining local brand names, billing practices, and employees, thereby creating a sense of continuity and minimizing customer loss. Management believes that this strategy has helped to make Heritage an attractive buyer for many acquisition candidates from the seller's viewpoint.

         Through August 9, 2000, Predecessor Heritage had completed 68 acquisitions for a total purchase price of approximately $297 million. Of the 68 companies acquired by Predecessor Heritage, 19 represented "core acquisitions" with multiple plants in a specific geographic area, with the balance representing "blend-in companies" or acquisitions of companies that operated in an existing Heritage region. On August 10, 2000, Predecessor Heritage completed the merger with U.S. Propane. During the period between August 10, 2000 through August 31, 2002, Heritage completed 22 additional acquisitions. Heritage will focus on acquisition candidates in its existing areas of operations, but will consider core acquisitions in other higher-than-average population growth areas in order to further reduce the impact adverse weather patterns in any one region may have on Heritage's overall operations. While Heritage is currently evaluating numerous acquisition candidates, there can be no assurance that Heritage will identify attractive acquisition candidates in the future, that Heritage will be able to acquire such businesses on economically acceptable terms or successfully integrate them into existing operations and make cost-saving changes, that any acquisition will not dilute earnings and distributions to Unitholders, or that any additional debt incurred to finance an acquisition will not adversely affect the ability of Heritage to make distributions to Unitholders.

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

         Low-Cost, Decentralized Operations. Heritage focuses on controlling costs at the corporate and district levels. While Predecessor Heritage realized certain economies of scale as a result of its acquisitions, it attributes its low operating costs primarily to its decentralized structure, which Heritage has continued. By delegating all customer billing and collection activities to the district level, Heritage has been able to operate without a large corporate staff. Of the 2,265 full-time employees as of August 31, 2002, only 86, or approximately 4%, were general and administrative. In addition, Heritage's district level incentive compensation program encourages district employees at all levels to control costs while increasing revenues.

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

INDUSTRY BACKGROUND AND COMPETITION

         Propane, a by-product of natural gas processing and petroleum refining, is a clean-burning energy source recognized for its transportability and ease of use relative to alternative forms of stand-alone energy sources. Retail propane use falls into three broad categories: (i) residential applications, (ii) industrial, commercial, and agricultural applications, and (iii) other retail applications, including motor fuel sales. Residential customers use propane primarily for space and water heating. Industrial customers use propane primarily as fuel for forklifts, stationary engines, and furnaces, as a cutting gas, in mining operations, and in other process applications. Commercial customers, such as restaurants, motels, laundries, and commercial buildings, use propane in a variety of applications, including cooking, heating, and drying. In the agricultural market, propane is primarily used for tobacco curing, crop drying, poultry brooding, and weed control. Other retail uses include motor fuel for cars and trucks, outdoor cooking and other recreational uses, propane resales, and sales to state and local governments. In its wholesale operations, Heritage sells propane principally to large industrial end-users and other propane distributors.

         Propane is extracted from natural gas or oil wellhead gas at processing plants or separated from crude oil during the refining process. Propane is normally transported and stored in a liquid state under moderate pressure or refrigeration for ease of handling in shipping and distribution. When the pressure is released or the temperature is increased, it is usable as a flammable gas. Propane is naturally colorless and odorless. An odorant is added to allow its detection. Like natural gas, propane is a clean burning fuel and is considered an environmentally preferred energy source.

         Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Heritage competes for customers against suppliers of electricity, natural gas, and fuel oil. Competition from alternative energy sources has been increasing as a result of reduced utility regulation. Except for certain industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because natural gas is a significantly less expensive source of energy than propane. The gradual expansion of the nation's natural gas distribution systems has resulted in the availability of natural gas in many areas that previously depended upon propane. Although the extension of natural gas pipelines tends to displace propane distribution in areas affected, Heritage believes that new opportunities for propane sales arise as more geographically remote neighborhoods are developed. Even though propane is similar to fuel oil in certain applications and market demand, propane and fuel oil compete to a lesser extent primarily because of the cost of converting from one to another. Based upon information provided by the Energy Information Administration, propane accounts for approximately three percent of household energy consumption in the United States.

         In addition to competing with alternative energy sources, Heritage competes with other companies engaged in the retail propane distribution business. Competition in the propane industry is highly fragmented and generally occurs on a local basis with other large multi-state propane marketers, thousands of smaller local independent marketers, and farm cooperatives. Most of Heritage's customer service locations compete with five or more marketers or distributors. Each retail distribution outlet operates in its own competitive environment because retail marketers tend to locate in close proximity to customers. The typical retail distribution outlet generally has an effective marketing radius of approximately 50 miles although in certain rural areas the marketing radius may be extended by satellite locations.

         The ability to compete effectively further depends on the reliability of service, responsiveness to customers, and the ability to maintain competitive prices. Heritage believes that its safety programs, policies, and procedures are more comprehensive than many of its smaller, independent competitors and give it a competitive advantage over such retailers. Heritage also believes that its service capabilities and customer responsiveness differentiate it from many of these smaller competitors. Heritage's employees are on call 24-hours-a-day, 7-days-a-week for emergency repairs and deliveries.

         The wholesale propane business is highly competitive. For fiscal year 2002, Heritage's domestic wholesale operations (excluding MP Energy Partnership) accounted for only 4.8% of its total gallons sold in the United States and less than 1% of its gross profit. Heritage does not emphasize wholesale operations, but it believes that limited wholesale activities enhance its ability to supply its retail operations.

PRODUCTS, SERVICES AND MARKETING

         Heritage distributes propane through a nationwide retail distribution network consisting of over 275 customer service locations in 28 states. Heritage's operations are concentrated in large part in the western, upper midwestern, northeastern, and southeastern regions of the United States. Heritage serves more than 600,000 active customers. Historically, approximately two-thirds of Predecessor Heritage's and Heritage's retail propane volumes and in excess of 80% of their EBITDA were attributable to sales during the six-month peak-heating season from October through March, as many customers use propane for heating purposes. Consequently, sales and operating profits are normally concentrated in the first and second fiscal quarters. Cash flows from operations however, are generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the six-month peak season. To the extent necessary, Heritage will reserve cash from peak periods for distribution to Unitholders during the warmer seasons.

         Typically, district locations are found in suburban and rural areas where natural gas is not readily available. Generally, such locations consist of a one to two acre parcel of land, an office, a small warehouse and service facility, a dispenser, and one or more 18,000 to 30,000 gallon storage tanks. Propane is generally transported from refineries, pipeline terminals, leased storage facilities, and coastal terminals by rail or truck transports to Heritage's district locations where it is unloaded into storage tanks. In order to make a retail delivery of propane to a customer, a bobtail truck is loaded with propane from the storage tank. Propane is then delivered to the customer by the bobtail truck, which generally holds 2,500 to 3,000 gallons of propane, and pumped into a stationary storage tank on the customer's premises. The capacity of these customer tanks ranges from approximately 100 gallons to 1,200 gallons, with a typical tank capacity of 100 to 300 gallons in milder climates and from 500 to 1,000 gallons in colder climates. Heritage also delivers propane to retail customers in portable cylinders, which typically have a capacity of 5 to 35 gallons. When these cylinders are delivered to customers, empty cylinders are picked up for refilling at Heritage's distribution locations or are refilled on site. Heritage also delivers propane to certain other bulk end-users of propane in tractor-trailer transports, which typically have an average capacity of approximately 10,500 gallons. End-users receiving transport deliveries include industrial customers, large-scale heating accounts, mining operations, and large agricultural accounts.

         Heritage encourages its customers whose propane needs are temperature sensitive to implement a regular delivery schedule. Many of Heritage's residential customers receive their propane supply pursuant to an automatic delivery system which eliminates the customer's need to make an affirmative purchase decision and allows for more efficient route scheduling. Heritage also sells, installs, and services equipment related to its propane distribution business, including heating and cooking appliances.

         Heritage owns, through its subsidiaries, a 60% interest in MP Energy Partnership, a Canadian partnership that supplies Heritage with propane as described below under "Propane Supply and Storage." When it is referred to or information is given regarding domestic operations, amounts attributable to MP Energy Partnership are generally excluded unless otherwise indicated.

         Propane use falls into three broad categories: (i) residential applications, (ii) industrial, commercial, and agricultural applications, and
(iii) other retail applications, including motor fuel sales. Approximately 95% of the domestic gallons sold by Heritage in the fiscal year ended August 31, 2002 were to retail customers and 5% to wholesale customers. Of the retail gallons sold by Heritage, 58% were to residential customers, 27% were to industrial, commercial and agricultural customers, and 15% were to other retail users. Sales to residential customers in the fiscal year ended August 31, 2002 accounted for 55% of total domestic gallons sold but accounted for approximately 71% of Heritage's gross profit from propane sales. Residential sales have a greater profit margin and a more stable customer base than other markets served by Heritage. Industrial, commercial and agricultural sales accounted for 20% of Heritage's gross profit from propane sales for the fiscal year ended August 31, 2002, with all other retail users accounting for 8%. Additional volumes sold to wholesale customers contributed less than 1% of gross profit from propane sales. No single customer accounts for 10% or more of revenues.

         The propane business is very seasonal with weather conditions significantly affecting demand for propane. Heritage believes that the geographic diversity of its operations helps to reduce its nationwide exposure to regional weather. Although overall demand for propane is affected by climate, changes in price, and other factors, Heritage believes its residential and commercial business to be relatively stable due to the following characteristics:

o residential and commercial demand for propane has been relatively unaffected by general economic conditions due to the largely non-discretionary nature of most propane purchases,

o loss of customers to competing energy sources has been low due to the lack of availability or the high cost of alternative fuels,

o the tendency of Heritage's customers to remain with Heritage due to the product being delivered pursuant to a regular delivery schedule and to Heritage's ownership of over 90% of the storage tanks utilized by its customers, which prevents fuel deliveries from competitors, and

o the historic ability of Heritage to more than offset customer losses through internal growth of its customer base in existing markets.

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


PROPANE SUPPLY AND STORAGE

         Supplies of propane from Heritage's sources historically have been readily available. Heritage purchases from over 50 energy companies and natural gas processors at numerous supply points located in the United States and Canada. In the fiscal year ended August 31, 2002, Enterprise Products Operating L.P. ("Enterprise") and Dynegy Liquids Marketing and Trade ("Dynegy") provided approximately 19% and 16% of Heritage's total propane supply, respectively. In addition, M-P Oils, Ltd., Heritage's wholly owned subsidiary that owns a 60% interest in MP Energy Partnership, a Canadian partnership, procured 16% of Heritage's total propane supply during the fiscal year ended August 31, 2002 through MP Energy Partnership. MP Energy Partnership buys and sells propane for its own account and supplies propane to Heritage for its northern United States operations.

         Heritage believes that if supplies from Enterprise and Dynegy were interrupted it would be able to secure adequate propane supplies from other sources without a material disruption of its operations. Aside from Enterprise, Dynegy, and the supply procured by M-P Oils, Ltd., no single supplier provided more than 10% of Heritage's total domestic propane supply during the fiscal year ended August 31, 2002. Heritage believes that its diversification of suppliers will enable it to purchase all of its supply needs at market prices without a material disruption of its operations if supplies are interrupted from any of its existing sources. Although no assurances can be given that supplies of propane will be readily available in the future, Heritage expects a sufficient supply to continue to be available. However, increased demand for propane in periods of severe cold weather, or otherwise, could cause future propane supply interruptions or significant volatility in the price of propane.

         Heritage typically enters into one-year supply agreements. The percentage of contract purchases may vary from year to year. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major delivery or storage points, and some contracts include a pricing formula that typically is based on these market prices. Most of these agreements provide maximum and minimum seasonal purchase guidelines. Heritage receives its supply of propane predominately through railroad tank cars and common carrier transport.

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

         Heritage leases space in larger storage facilities in New York, Tennessee, Georgia, Michigan, Mississippi, South Carolina, Arizona, New Mexico, Texas, and smaller storage facilities in other locations and has the opportunity to use storage facilities in additional locations when it "pre-buys" product from sources having such facilities. Heritage believes that it has adequate third party storage to take advantage of supply purchasing advantages as they may occur from time to time. Access to storage facilities allows Heritage to buy and store large quantities of propane during periods of low demand, which generally occur during the summer months, or at favorable prices, thereby helping to ensure a more secure supply of propane during periods of intense demand or price instability.


PRICING POLICY

         Pricing policy is an essential element in the marketing of propane. Heritage relies on regional management to set prices based on prevailing market conditions and product cost, as well as local management input. All regional managers are advised regularly of any changes in the posted price of the district's propane suppliers. In most situations, Heritage believes that its pricing methods will permit Heritage to respond to changes in supply costs in a manner that protects Heritage's gross margins and customer base, to the extent such protection is possible. In some cases, however, Heritage's ability to respond quickly to cost increases could occasionally cause its retail prices to rise more rapidly than those of its competitors, possibly resulting in a loss of customers.


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


GOVERNMENT REGULATION

         Heritage is subject to various federal, state, and local environmental, health and safety laws and regulations. Generally, these laws impose limitations on the discharge of pollutants and establish standards for the handling of solid and hazardous wastes. These laws include without limitation, the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the Clean Air Act, the Occupational Safety and Health Act, the Emergency Planning and Community Right-to-Know Act, the Clean Water Act, and comparable state statutes. CERCLA, also known as the "Superfund" law, imposes joint and several liability in most instances, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release or threatened release of a "hazardous substance" into the environment. Propane is not a hazardous substance within the meaning of CERCLA. However, certain automotive waste products generated by Heritage's truck fleet, as well as "hazardous substances" or "hazardous waste" disposed of during past operations by third parties on Heritage's properties, could subject Heritage to liability under CERCLA. Such laws and regulations could result in civil or criminal penalties in cases of non-compliance and impose liability for remediation costs. In addition, third parties may make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances or waste.

         In connection with all acquisitions of retail propane businesses that involve the acquisition of any interests in real estate, Heritage conducts an environmental review in an attempt to determine whether any substance other than propane has been sold from, or stored on, any such real estate prior to its purchase. Such review includes questioning the seller, obtaining representations and warranties concerning the seller's compliance with environmental laws, and conducting inspections of the properties. Where warranted, independent environmental consulting firms are hired to look for evidence of hazardous substances or the existence of underground storage tanks.

         Petroleum-based contamination or environmental wastes are known to be located on or adjacent to six sites, which Heritage presently has or which Heritage or its predecessors formerly had operations. These sites were evaluated at the time of their acquisition. In all cases, remediation operations have been or will be undertaken by others, and in all six cases, Heritage obtained indemnification for expenses associated with any remediation from the former owners or related entities. Based on information currently available to Heritage, such projects are not expected to have a material adverse effect on Heritage's financial condition or results of operations.

         In July 2001, Heritage acquired a company that had previously received a request for information from the U.S. Environmental Protection Agency (the "EPA") regarding potential contribution to a widespread groundwater contamination problem in San Bernardino, California, known as the Newmark Groundwater Contamination. Although the EPA has indicated that the groundwater contamination may be attributable to releases of solvents from a former military base located within the subject area that occurred long before the facility acquired by Heritage was constructed, it is possible that the EPA may seek to recover all or a portion of groundwater remediation costs from private parties under CERCLA. Based upon information currently available to Heritage, it is not believed that Heritage's liability, if such action were to be taken by the EPA, would have a material adverse effect on Heritage's financial condition or results of operations.

         National Fire Protection Association Pamphlets No. 54 and No. 58, which establish rules and procedures governing the safe handling of propane, or comparable regulations, have been adopted as the industry standard in all of the states in which Heritage operates. In some states these laws are administered by state agencies, and in others they are administered on a municipal level. With respect to the transportation of propane by truck, Heritage is subject to regulations promulgated under the Federal Motor Carrier Safety Act. These regulations cover the transportation of hazardous materials and are administered by the United States Department of Transportation. Heritage conducts ongoing training programs to help ensure that its operations are in compliance with applicable regulations. Heritage maintains various permits that are necessary to operate its facilities, some of which may be material to its operations. Heritage believes that the procedures currently in effect at all of its facilities for the handling, storage, and distribution of propane are consistent with industry standards and are in compliance in all material respects with applicable laws and regulations.

         Heritage has implemented environmental programs and policies designed to avoid potential liability and cost under applicable environmental laws. It is possible, however, that Heritage will have increased costs due to stricter pollution control requirements or liabilities resulting from non-compliance with operating or other regulatory permits. It is not anticipated that Heritage's compliance with or liabilities under environmental, health and safety laws and regulations, including CERCLA, will have a material adverse effect on Heritage. To the extent that there are any environmental liabilities unknown to Heritage or environmental, health and safety laws or regulations are made more stringent, there can be no assurance that Heritage's results of operations will not be materially and adversely affected.

EMPLOYEES

         As of August 31, 2002, Heritage had 2,265 full time employees who were employed by the General Partner or subsidiaries of the Partnership, of whom 86 were general and administrative and 2,179 were operational employees. Of its operational employees, 67 are represented by labor unions. The General Partner believes that its relations with its employees are satisfactory. Historically, the General Partner has also hired seasonal workers to meet peak winter demands.

ITEM 2.     PROPERTIES

         Heritage operates bulk storage facilities at over 275 customer service locations. Heritage owns substantially all of these facilities and has entered into long-term leases for those that it does not own. Heritage believes that the increasing difficulty associated with obtaining permits for new propane distribution locations makes its high level of site ownership and control a competitive advantage. Heritage owns approximately 31 million gallons of above ground storage capacity at its various plant sites and has leased an aggregate of approximately 50 million gallons of underground storage facilities in New York, Tennessee, Georgia, Michigan, Mississippi, South Carolina, Arizona, New Mexico, and Texas. Heritage does not own or operate any underground storage facilities (excluding customer and local distribution tanks) or pipeline transportation assets (excluding local delivery systems).

         Heritage also owns a 50% interest in Bi-State Propane, a California general partnership that conducts business in California and Nevada. Bi-State Propane operates twelve customer service locations that are included on a gross basis in Heritage's site, customer, and other property descriptions contained herein. However, the financial statements of Bi-State Propane are audited separately and Heritage's 50% interest is accounted for under the equity method.

         The transportation of propane requires specialized equipment. The trucks and railroad tank cars used for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of August 31, 2002, Heritage utilized approximately 50 transport truck tractors, 50 transport trailers, 25 railroad tank cars, 1,050 bobtails and 1,567 other delivery and service vehicles, all of which Heritage owns. As of August 31, 2002, Heritage owned approximately 627,000 customer storage tanks with typical capacities of 120 to 1,000 gallons that are leased or available for lease to customers. These customer storage tanks are pledged as collateral to secure Heritage's obligations to its Banks and the holders of its Notes.

         Heritage believes that it has satisfactory title to or valid rights to use all of its material properties. Although some of such properties are subject to liabilities and leases, liens for taxes not yet due and payable, encumbrances securing payment obligations under non-competition agreements, and immaterial encumbrances, easements, and restrictions, Heritage does not believe that any such burdens will materially interfere with the continued use of such properties by Heritage in its business, taken as a whole. In addition, Heritage believes that it has, or is in the process of obtaining, all required material approvals, authorizations, orders, licenses, permits, franchises, and consents of, and has obtained or made all required material registrations, qualifications and filings with, the various state and local government and regulatory authorities which relate to ownership of Heritage's properties or the operations of its business.

         Heritage utilizes a variety of trademarks and tradenames that it owns or has secured the right to use, including "Heritage Propane." These trademarks and tradenames have been registered or are pending registration before the United States Patent and Trademark Office or the various jurisdictions in which the marks or tradenames are used. Heritage believes that its strategy of retaining the names of the companies it has acquired has maintained the local identification of these companies and has been important to the continued success of these businesses. Some of Heritage's most significant trade names include AGL Propane, Balgas, Bi-State Propane, Blue Flame Gas of Charleston, Blue Flame Gas of Mt. Pleasant, Blue Flame Gas, Carolane Propane Gas, Gas Service Company, EnergyNorth Propane, Gibson Propane, Guilford Gas, Holton's L.
P. Gas, Ikard & Newsom, Northern Energy, Sawyer Gas, Peoples Gas Company, Piedmont Propane Company, ProFlame, Rural Bottled Gas and Appliance, ServiGas, and TECO Propane. Heritage regards its trademarks, tradenames, and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products.


ITEM 3.      LEGAL PROCEEDINGS.

         Propane is a flammable, combustible gas. Serious personal injury and significant property damage can arise in connection with its storage, transportation or use. In the ordinary course of business, Heritage is sometimes threatened with or is named as a defendant in various lawsuits seeking actual and punitive damages for product liability, personal injury, and property damage. Heritage maintains liability insurance with insurers in amounts and with coverages and deductibles it believes are reasonable and prudent, and which are generally accepted in the industry. However, there can be no assurance that the levels of insurance protection currently in effect will continue to be available at reasonable prices or that such levels will remain adequate to protect Heritage from material expenses related to product liability, personal injury or property damage in the future. Of the pending or threatened matters in which Heritage is a party, none have arisen outside the ordinary course of business except for an action by Heritage against the seller of propane assets and the subsequent purchaser of such seller's propane assets that had been offered to Heritage. Although any litigation is inherently uncertain, based on past experience, the information currently available and the availability of insurance coverage, Heritage does not believe that pending or threatened litigation matters will have a material adverse effect on its financial condition or results of operations.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the security holders of the Partnership during the fourth quarter of the fiscal year ended August 31, 2002.

                                     PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNITHOLDER
             MATTERS.

MARKET PRICE OF AND DISTRIBUTIONS ON THE COMMON UNITS AND RELATED UNITHOLDER MATTERS

         The Partnership's common units representing limited partners interests in the Partnership ("Common Units") are listed on the New York Stock Exchange under the symbol "HPG". The following table sets forth, for the periods indicated, the high and low sales prices per Common Unit, as reported on the New York Stock Exchange Composite Tape, and the amount of cash distributions paid per Common Unit.

                                                             PRICE RANGE
                                                     --------------------------                 CASH
                                                     HIGH                  LOW              DISTRIBUTION (1)
                                                     -----                 ----             ----------------
2002 FISCAL YEAR
Fourth Quarter Ended August 31, 2002                $27.600               $22.500               $0.6375
Third Quarter Ended May 31, 2002                    $29.000               $26.500               $0.6375
Second Quarter Ended February 28, 2002              $30.550               $25.510               $0.6375
First Quarter Ended November 30, 2001               $28.990               $24.650               $0.6375

2001 FISCAL YEAR
Fourth Quarter Ended August 31, 2001                $31.000               $25.250               $0.6250
Third Quarter Ended May 31, 2001                    $31.000               $23.950               $0.6125
Second Quarter Ended February 28, 2001              $24.900               $20.125               $0.6000
First Quarter Ended November 30, 2000               $23.875               $20.500               $0.5875


(1) Distributions are shown in the quarter with respect to which they were declared. For each of the indicated quarters for which distributions have been made, an identical per unit cash distribution was paid on any Subordinated Units outstanding at such time.

DESCRIPTION OF UNITS

         As of October 25, 2002, there were approximately 14,800 individual Common Unitholders, which includes Common Units held in street name. Common Units and Class C Units represent limited partner interests in the Partnership that entitle the holders to the rights and privileges specified in the Heritage Propane Partners, L.P. Partnership Agreement (the "Partnership Agreement"). As of November 5, 2002, there were 15,816,347 Common Units representing, an aggregate 98.9899% limited partner interest in the Partnership. Except as described below, the Common Units generally participate pro rata in Heritage's income, gains, losses, deductions, credits, and distributions. There are also 1,000,000 Class C Units outstanding that are entitled only to participate in any incentive distributions that Heritage may make that are attributable to amounts received by Heritage in connection with specified litigation.

         No person is entitled to preemptive rights in respect of issuances of securities by the Partnership, except that U.S. Propane, the General Partner, has the right to purchase sufficient partnership securities to maintain its equity interest in the Partnership.

         Common Units. The Partnership's Common Units are registered under the Securities Exchange Act of 1934 and are listed for trading on the New York Stock Exchange. Each holder of a Common Unit is entitled to one vote per unit on all matters presented to the Limited Partners for a vote. However, if at any time any person or group (other than the General Partner and its affiliates) owns beneficially 20% or more of all Common Units, any Common Units owned by that person or group may not be voted on any matter and are not considered to be outstanding when sending notices of a meeting of Unitholders (unless otherwise required by law), calculating required votes, determining the presence of a quorum or for other similar purposes under our Partnership Agreement. The Common Units are entitled to distributions of Available Cash as described below under "Cash Distribution Policy." As of

October 25, 2002, there were approximately 14,800 individual Common Unitholders, which includes Common Units held in street name.

         Class C Units. In conjunction with the transaction with U.S. Propane and the change of control of the former General Partner, Heritage Holdings, the Partnership issued 1,000,000 newly created Class C Units to Heritage Holdings in conversion of that portion of its Incentive Distribution Rights that entitled it to receive any distribution made by the Partnership attributable to the net amount received by the Partnership in connection with the settlement, judgment, award or other final nonappealable resolution of specified litigation filed by Heritage prior to the transaction with U.S. Propane (the "Litigation"). The Class C Units have zero initial capital account balance and were distributed by Heritage Holdings to its former stockholders in connection with the transaction with U.S. Propane. Thus, U.S. Propane will not receive any distributions made with respect to the Litigation that would have gone to Heritage Holdings to the extent of its General Partner interest and Incentive Distribution Rights had it remained the General Partner of the Partnership.

         All decisions of the General Partner relating to the Litigation will be determined by a special litigation committee consisting of one or more independent directors of the General Partner. As soon as practicable after the time, if any, that the Partnership receives the final cash payment as a result of the resolution of the Litigation, the special litigation committee will determine the aggregate net amount of such proceeds distributable by the Partnership by deducting from the amounts received all costs and expenses incurred by the Partnership and its affiliates in connection with the Litigation and such cash reserves as are necessary or appropriate to provide for operating expenditures. Until the special litigation committee decides to distribute the distributable proceeds, none of the distributable proceeds will be deemed to be "Available Cash" under the Partnership Agreement. Please read "Cash Distribution Policy" below for a discussion of Available Cash. When the special litigation committee decides to distribute the distributable proceeds, the amount of the distribution will then be deemed to be Available Cash and will be distributed as described below under "Cash Distribution Policy," provided that the amount of distributable proceeds that would normally be distributed to holders of Incentive Distribution Rights will instead be distributed to the holders of the Class C Units, pro rata. The Partnership cannot predict whether it will receive any cash payments as a result of the Litigation and, if so, when such distributions might be received.

         Each holder of Class C Units receiving a distribution of cash in any taxable year of the Partnership will be allocated items of gross income with respect to such taxable year in an amount equal to the cash distributed to the holder. The holders of Class C Units will not be allocated any other items of income, gain, loss deduction or credit. The Class C Units do not have any rights to share in any of the assets or distributions upon dissolution and liquidation of the partnership, except to the extent that any such distributions consist of proceeds from the Litigation to which the Class C Unitholders would have otherwise been entitled. The Class C Units do not have the privilege of conversion into any other unit and do not have any voting rights except to the extent provided by law, in which case the Class C Units will be entitled to one vote.

         Class B Subordinated Units. Prior to February 4, 2002, the Partnership had Class B Subordinated Units representing limited partner interests that were issued to certain former stockholders of Heritage Holdings, who are or were also members of management, in connection with the transaction with U.S. Propane. The Class B Subordinated Units had the same voting rights as the Subordinated Units outstanding before the end of the Subordination Period, and generally participated pro rata with the Common Units in Heritage's income, gains, losses, deductions, credits, and distributions. Each Class B Subordinated Unitholder was entitled to one vote on each matter with respect to which the Class B Subordinated Units were entitled to vote.

         On February 4, 2002, at the Special Meeting of the Common Unitholders of the Partnership, the Common Unitholders approved an amendment of the Partnership Agreement that converted all of the 1,382,514 outstanding Class B Subordinated Units into 1,382,514 Common Units. The Common Units issued upon conversion of the Class B Subordinated Units share equally with other Common Units in distributions of Available Cash.

         Subordinated Units. At the time of the Partnership's initial public offering, the former General Partner, Heritage Holdings, held all of the Partnership's Subordinated Units. The Subordinated Units were a separate class of limited partner interests and the rights of holders of Subordinated Units to participate in distributions to partners differed from, and were subordinated to, the rights of the holders of Common Units.

         Pursuant to the provisions of the Partnership Agreement relating to requirements that the Partnership meet specified cash performance and distribution requirements during successive four-quarter periods commencing with the initial public offering in June of 1996, all of the Subordinated Units converted into Common Units and the Subordination Period ended. Pursuant to the conversion provisions, 925,736 Subordinated Units converted into Common Units as of July 7, 1999, and 925,736 Subordinated Units converted into Common Units as of July 5, 2000. The remaining 1,851,471 Subordinated Units converted into Common Units as of July 6, 2001. Common Units issued upon conversion of the Subordinated Units share equally with other Common Units in distributions of Available Cash.

CASH DISTRIBUTION POLICY

         The Partnership Agreement requires that the Partnership will distribute all of its Available Cash to its Unitholders and its General Partner within 45 days following the end of each fiscal quarter. The term Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter, plus working capital borrowings after the end of the quarter, less reserves established by the General Partner in its sole discretion to provide for the proper conduct of the Partnership's business, comply with applicable law or any Heritage debt instrument or other agreement, or to provide funds for future distributions to partners with respect to any one or more of the next four quarters. Available Cash is more fully defined in the Partnership Agreement previously filed as an exhibit.

         After the conversion of the Class B Subordinated Units was approved on February 4, 2002, each Class B Subordinated Unit converted into one Common Unit and participates pro rata with the other Common Units in distributions of Available Cash. Heritage currently distributes Available Cash, excluding any Available Cash to be distributed to the Class C Unitholders as follows:

o First, 98% to all Unitholders, pro rata, and 2% to the General Partner, until all Unitholders have received $0.50 per unit for such quarter and any prior quarter;

o Second, 98% to all Unitholders, pro rata, and 2% to the General Partner, until all Unitholders have received $0.55 per unit for such quarter;

o Third, 85% to all Unitholders, pro rata, 13% to the holders of Incentive Distribution Rights, pro rata, and 2% to the General Partner, until all Common Unitholders have received at least $0.635 per unit for such quarter;

o Fourth, 75% to all Unitholders, pro rata, 23% to the holders of Incentive Distribution Rights, pro rata and 2% to the General Partner, until all Common Unitholders have received at least $0.825 per unit for such quarter; and

o Fifth, thereafter 50% to all Unitholders, pro rata, 48% to the holders of Incentive Distribution Rights, pro rata, and 2% to the General Partner

CHANGES IN SECURITIES AND RECENT SALES OF UNREGISTERED SECURITIES

         During the Partnership's fiscal year 2002, the following issuances of Common Units were made, all of which relied on one or more exemptions from registration under the Securities Act of 1933. On February 4, 2002, in conjunction with proposals approved by the Common Unitholders at the Special Meeting of the Common Unitholders of the Partnership, 1,382,514 Common Units were issued to the Class B Subordinated Unitholders upon the conversion and cancellation of the 1,382,514 previously outstanding Class B Subordinated Units.

         In conjunction with the Common Unitholder approval of the substitution of U.S. Propane as the General Partner of the Partnership, the Partnership also issued 162,913 Common Units to the former General Partner, Heritage Holdings, in exchange for its 1.0101% general partner interest in the Operating Partnership, issued 158,026 Common Units to Heritage Holdings in conversion of its 1% general partner interest in the Partnership, and cancelled 158,026 Common Units previously held by U.S. Propane.

         A total of 11,750 Common Units were issued by the Partnership to a former officer and to a former director of Heritage that had previously been awarded under the terms of the Partnership's Restricted Unit Plan.

EQUITY COMPENSATION PLAN INFORMATION

         At the time of its initial public offering, the Board of Directors of the Partnership's General Partner adopted a Restricted Unit Plan, amended and restated as of February 4, 2002 as the Partnership's Second Amended and Restated Restricted Unit Plan (the "Restricted Unit Plan"), which provided for the awarding of Common Units to key employees. See "Executive Compensation--Restricted Unit Plan" for a description of the Restricted Unit Plan.

         In conjunction with the U.S. Propane merger, the Partnership adopted a long term incentive plan (the "Long Term Incentive Plan"), which provides for awarding Common Units to the executive officers of the General Partner of the Partnership and certain other persons that may be designated by the Board of Directors. The Long Term Incentive Plan provides for a maximum award of 500,000 Common Units provided that certain targeted levels of cash distributions are reached. See "Executive Compensation--Long Term Incentive Plan" for a description of the Long Term Incentive Plan.

         The following table sets forth in tabular format, a summary of the Partnership's equity plan information:

                                                                                              NUMBER OF SECURITIES
                                                                                            REMAINING AVAILABLE FOR
                                     NUMBER OF SECURITIES TO   WEIGHTED-AVERAGE EXERCISE     FUTURE ISSUANCE UNDER
                                     BE ISSUED UPON EXERCISE      PRICE OF OUTSTANDING     EQUITY COMPENSATION PLANS
                                     OF OUTSTANDING OPTIONS,     OPTIONS, WARRANTS AND       (EXCLUDING SECURITIES
                                       WARRANTS AND RIGHTS               RIGHTS             REFLECTED IN COLUMN (a))
           PLAN CATEGORY                       (a)                        (b)                         (c)
           -------------             -----------------------    ------------------------    -------------------------
Equity compensation plans approved
by security holders                            39,400                  $1,087,440 (1)                 15,800

Equity compensation plans not
approved by security holders                        -                           -                    500,000
                                             --------                 -----------                    -------

Total (2)                                      39,400                  $1,087,440                    515,800
                                              =======                 ===========                    =======

(1) Value as of October 31, 2002. Actual exercise price may differ depending on the Common Unit price on the date such units vest.

(2) As of October 31, 2002.


ITEM 6.      SELECTED HISTORICAL FINANCIAL AND OPERATING DATA

HERITAGE

         The following table sets forth, for the periods and as of the dates indicated, selected historical financial and operating data for Heritage Propane Partners, L.P. and its subsidiaries (formerly Peoples Gas and the surviving legal entity in the series of transactions with U.S. Propane). The selected historical financial and operating data should be read in conjunction with the financial statements of Heritage Propane Partners, L.P. (formerly Peoples Gas Company) included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere in this report. The amounts in the table below, except per unit data, are in thousands.

HERITAGE PROPANE PARTNERS, L.P. (FORMERLY PEOPLES GAS):

                                                                             EIGHT MONTHS          YEARS ENDED
                                          YEARS  ENDED  DECEMBER 31,       ENDED AUGUST 31,         AUGUST 31,
                                       -------------------------------  ---------------------   --------------------
                                          1997       1998       1999        1999       2000       2001       2002
                                       ---------  ---------  ---------  ---------   ---------   --------   ---------
                                                                        (Unaudited)
Statements of Operating Data:
Revenues                               $ 32,874   $ 30,187   $ 34,045   $  21,766   $  63,072   $715,453   $ 621,390
Gross profit (a)                         15,811     17,904     19,196      13,299      21,572    237,419     224,140
Depreciation and amortization             2,514      2,855      3,088       2,037       4,686     40,431      36,998
Operating income (loss)                   1,370      3,961      2,885       2,666        (714)    54,423      40,961
Interest expense                              -          -          -           -       2,409     35,567      37,341
Income (loss) before income taxes
   and minority interests                   980      3,483      2,895       2,677      (3,547)    20,524       5,476
Provision for income taxes                  378      1,412      1,127       1,035         379          -           -
Net income (loss)                           602      2,071      1,768       1,642      (3,846)    19,710       4,902
Net income (loss) per unit (b)             0.35       1.19       1.02        0.94       (0.37)      1.43        0.25
Cash dividends/distributions per unit         -       1.13       1.30        1.30        0.87       2.38        2.55




                                                  AS OF DECEMBER 31,                        AS OF AUGUST 31,
                                           -------------------------------  -------------------------------------------
                                              1997       1998       1999       1999       2000       2001       2002
                                           ---------  ---------  ---------  ---------  ---------   -------    ---------
                                           (Unaudited)                      (Unaudited)
Balance Sheet Data
Current assets                             $   5,278  $   4,310  $   6,643  $   4,326  $  84,869   $ 138,263  $  95,387
Total assets                                  33,982     37,206     43,724     39,481    615,779     758,167    717,264
Current liabilities                            8,204     13,671     19,636     15,716    102,212     127,655    122,069
Long-term debt                                     -          -          -          -    361,990     423,748    420,021
Minority interests                                 -          -          -          -      4,821       5,350      3,564
Partner's capital - general partner (b)           39         39         37         37        939       1,875      1,585

Partners' capital - limited partners (b)      15,457     15,557     15,070     14,944    145,817     206,080    173,677



                                                                     EIGHT MONTHS ENDED
                                      YEARS ENDED DECEMBER 31,            AUGUST 31,          YEARS ENDED AUGUST 31,
                                   ------------------------------     ------------------     ------------------------
                                      1997      1998       1999          1999      2000         2001           2002
                                   --------- ---------  ---------     ---------  -------     ---------      ---------
Operating Data (unaudited):
EBITDA (c)                           $ 3,884   $ 6,816    $ 5,793      $ 4,703  $  4,507      $ 97,444       $ 81,536
Capital expenditures (d)
   Maintenance and growth              4,497     5,328      6,176        2,544     3,559        23,854         27,072
   Acquisition                             -     1,719      1,015        1,015   177,067        94,860         19,742
Retail gallons sold                   29,077    30,921     33,608       22,118    38,268       330,242        329,574


(a) Gross profit is computed by reducing total revenues by the direct cost of the products sold.

(b) Net income (loss) per unit is computed by dividing the limited partner's interest in net income (loss) by the weighted average number of units outstanding. Although equity accounts of Peoples Gas survive the merger, Predecessor Heritage's partnership structure and partnership units survive. Accordingly, the equity accounts of Peoples Gas have been restated based on general partner interest and Common Units received by Peoples Gas in the merger.

(c) EBITDA is defined as earnings before interest, taxes, depreciation and amortization (including the EBITDA of investees, but does not include the EBITDA of the minority interest of MP Energy Partnership or any non-cash compensation expense). EBITDA should not be considered as an alternative to net income (loss) (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating Heritage's ability to make the Minimum Quarterly Distribution.

(d) Capital expenditures fall generally into three categories: (i) maintenance capital expenditures of approximately $12.8 and $8.5 million in fiscal years 2002, and 2001, respectively, which include expenditures for repairs that extend the life of the assets and replacement of property, plant and equipment, (ii) growth capital expenditures, which include expenditures for purchase of new propane tanks and other equipment to facilitate retail customer base expansion, and (iii) acquisition expenditures which include expenditures related to the acquisition of retail propane operations and other business, and the portion of the purchase price allocated to intangibles associated with such acquired businesses.

PREDECESSOR HERITAGE

         The following table sets forth, for the periods and as of the dates indicated, selected historical financial and operating data for Predecessor Heritage. The selected historical financial and operating data of Predecessor Heritage should be read in conjunction with the financial statements of Heritage Propane Partners, L.P. and its subsidiaries, (Predecessor Heritage) included elsewhere in this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" also included elsewhere in this report. The amounts in the table below, except per unit data, are in thousands.

HERITAGE PROPANE PARTNERS, L.P. (PREDECESSOR HERITAGE):

                                                   TEN         TWO
                                                 MONTHS      MONTHS             YEARS ENDED
                                                  ENDED       ENDED              AUGUST 31,            PERIOD ENDED
                                                JUNE 30,   AUGUST 31,  -----------------------------     AUGUST 9,
                                                1996 (a)      1996        1997       1998      1999         2000
                                                --------   ---------   ---------  --------- --------   ------------
Statements of Operating Data:
Revenues                                       $144,623     $18,477    $199,785   $185,987  $184,020      $242,491
Gross Profit (b)                                 55,634       6,314      73,838     89,103    96,753       101,746
Depreciation and amortization                     7,581       1,733      11,124     13,680    14,749        17,143
Operating income (loss)                          15,755      (1,956)     16,919     22,929    24,567        23,475
Interest expense                                 10,833       1,962      12,063     14,599    15,915        17,664
Income (loss) before income taxes and
  minority interest                               6,084      (4,087)      5,625      9,266    10,116         6,936
Provision for income taxes                        2,735           -           -          -         -             -
Net income (loss)                                 2,921      (8,423)      5,177      8,790     9,662         6,504
Basic and Diluted Net income (loss) per unit (c)      -       (1.06)       0.64       1.04      1.11          0.66



                                                               AUGUST 31,
                                               -------------------------------------------
                                                 1996        1997        1998       1999
                                               ---------   ---------   --------   --------
Balance Sheet Data (end of period):
Current Assets                                $  24,014    $ 27,951   $  26,185  $  29,267
Total Assets                                    187,850     203,799     239,964    262,958
Current Liabilities                              24,728      34,426      35,444     47,680
Long-term debt                                  132,521     148,453     177,431    196,216
Partner's capital - general partner                 307         208         273        176
Partners' capital - limited partners             30,294      20,712      26,816     18,886




                                                            YEARS ENDED AUGUST 31,           PERIOD ENDED,
                                                ------------------------------------------     AUGUST 9,
                                                 1996        1997       1998       1999          2000
                                                -------    ---------  --------   ---------   -------------
Operating Data (unaudited):
EBITDA (d)                                    $  24,365    $ 28,718  $  37,792  $  41,047     $  42,373
Capital Expenditures (e)
   Maintenance and growth                         7,244       7,170      9,359     14,974        12,931
   Acquisition                                   16,665      14,549     23,276     17,931        46,801
Retail gallons sold                             118,200     125,605    146,747    159,938       170,891


(a) Reflects unaudited pro forma information for Predecessor Heritage as if the Partnership formation had occurred as of the beginning of the period presented.

(b) Gross profit is computed by reducing total revenues by the direct cost of the products sold.

(c) Net income (loss) per unit is computed by dividing the limited partners' interest in net income (loss) by the weighted average number of units outstanding.

(d) EBITDA is defined as earnings before interest, taxes, depreciation and amortization (including the EBITDA of investees, but does not include the EBITDA of the minority interest of MP Energy Partnership or any non-cash compensation expense). EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating the Heritage's ability to make the Minimum Quarterly Distribution.

(e) Capital expenditures fall generally into three categories: (i) maintenance capital expenditures of approximately $5.1 for the period ended August 9, 2000 and $4.6, $3.6 and $2.3 million in fiscal years 1999, 1998 and 1997, respectively, which include expenditures for repairs that extend the life of the assets and replacement of property, plant and equipment, (ii) growth capital expenditures, which include expenditures for purchases of new propane tanks and other equipment to facilitate retail customer base expansion, and (iii) acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and the portion of the purchase price allocated to intangibles associated with such acquired businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following is a discussion of the historical financial condition and results of operations of Heritage Propane Partners, L.P. and its subsidiaries, formerly Peoples Gas and the surviving legal entity in the series of transactions with U.S. Propane, and should be read in conjunction with the historical Financial Statements of Peoples Gas and Predecessor Heritage and Notes thereto included elsewhere in this annual report on Form 10-K.

FORWARD-LOOKING STATEMENTS

         CERTAIN MATTERS DISCUSSED IN THIS REPORT, EXCLUDING HISTORICAL INFORMATION, AS WELL AS SOME STATEMENTS BY HERITAGE IN PERIODIC PRESS RELEASES AND SOME ORAL STATEMENTS OF HERITAGE OFFICIALS DURING PRESENTATIONS ABOUT THE PARTNERSHIP, INCLUDE CERTAIN "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. STATEMENTS USING WORDS SUCH AS "ANTICIPATE," "BELIEVE," "INTEND," "PROJECT," "PLAN," "CONTINUE," "ESTIMATE," "FORECAST," "MAY," "WILL," OR SIMILAR EXPRESSIONS HELP IDENTIFY FORWARD-LOOKING STATEMENTS. ALTHOUGH HERITAGE BELIEVES SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS AND CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS, NO ASSURANCE CAN BE GIVEN THAT EVERY OBJECTIVE WILL BE REACHED.

         ACTUAL RESULTS MAY DIFFER MATERIALLY FROM ANY RESULTS PROJECTED, FORECASTED, ESTIMATED OR EXPRESSED IN FORWARD-LOOKING STATEMENTS SINCE MANY OF THE FACTORS THAT DETERMINE THESE RESULTS ARE DIFFICULT TO PREDICT AND ARE BEYOND MANAGEMENT'S CONTROL. SUCH FACTORS INCLUDE:

o CHANGES IN GENERAL ECONOMIC CONDITIONS IN THE UNITED STATES OF AMERICA AS WELL AS CHANGES IN GENERAL ECONOMIC CONDITIONS AND CURRENCIES IN FOREIGN COUNTRIES;

o WEATHER CONDITIONS THAT VARY SIGNIFICANTLY FROM HISTORICALLY NORMAL CONDITIONS WHICH MAY ADVERSELY AFFECT THE DEMAND FOR PROPANE AND HERITAGE'S FINANCIAL CONDITION;

o        HERITAGE'S SUCCESS IN HEDGING ITS PRODUCT SUPPLY POSITIONS;

o THE EFFECTIVENESS OF RISK-MANAGEMENT POLICIES AND PROCEDURES AND THE ABILITY OF HERITAGE'S LIQUIDS MARKETING COUNTER PARTIES TO SATISFY THEIR FINANCIAL COMMITMENTS;

o THE GENERAL LEVEL OF PETROLEUM PRODUCT DEMAND AND THE AVAILABILITY AND PRICE OF PROPANE SUPPLIES;

o SUDDEN AND SHARP PROPANE PRICE INCREASES AND MARKET VOLATILITY MAY ADVERSELY AFFECT HERITAGE'S OPERATING RESULTS;

o        THE POLITICAL AND ECONOMIC STABILITY OF PETROLEUM PRODUCING NATIONS;

o        HERITAGE'S ABILITY TO CONDUCT BUSINESS IN FOREIGN COUNTRIES;

o HERITAGE'S ABILITY TO OBTAIN ADEQUATE SUPPLIES OF PROPANE FOR RETAIL SALE IN THE EVENT OF AN INTERRUPTION IN SUPPLY OR TRANSPORTATION;

o ENERGY PRICES GENERALLY AND SPECIFICALLY, THE PRICE OF PROPANE TO THE CONSUMER COMPARED TO THE PRICE OF ALTERNATIVE AND COMPETING FUELS;

o THE MATURITY OF THE PROPANE INDUSTRY AND COMPETITION FROM OTHER PROPANE DISTRIBUTORS AND OTHER ENERGY SOURCES;

o        ENERGY EFFICIENCIES AND TECHNOLOGICAL TRENDS MAY AFFECT DEMAND FOR
         PROPANE;

o        THE AVAILABILITY AND COST OF CAPITAL;

o HERITAGE'S ABILITY TO ACCESS CERTAIN CAPITAL SOURCES MAY REQUIRE IT TO OBTAIN A DEBT RATING;

o CHANGES IN LAWS AND REGULATIONS TO WHICH HERITAGE IS SUBJECT, INCLUDING TAX, ENVIRONMENTAL, TRANSPORTATION, AND EMPLOYMENT REGULATIONS;

o OPERATING RISKS INCIDENTAL TO TRANSPORTING, STORING, AND DISTRIBUTING PROPANE, INCLUDING LITIGATION RISKS WHICH MAY NOT BE COVERED BY INSURANCE;

o        HERITAGE'S ABILITY TO GENERATE AVAILABLE CASH FOR DISTRIBUTIONS TO
         UNITHOLDERS;

o THE COSTS AND EFFECTS OF LEGAL AND ADMINISTRATIVE PROCEEDINGS AGAINST HERITAGE OR WHICH MAY BE BROUGHT AGAINST IT;

o        HERITAGE'S ABILITY TO SUSTAIN HISTORICAL LEVELS OF INTERNAL GROWTH;

o HERITAGE'S ABILITY TO CONTINUE TO LOCATE AND ACQUIRE OTHER PROPANE COMPANIES AT PURCHASE PRICES THAT ARE ACCRETIVE TO ITS FINANCIAL RESULTS;

o CASH DISTRIBUTIONS TO UNITHOLDERS ARE NOT GUARANTEED AND MAY FLUCTUATE WITH HERITAGE'S PERFORMANCE AND OTHER EXTERNAL FACTORS, INCLUDING RESTRICTIONS IN HERITAGE'S DEBT AGREEMENTS; AND

o HERITAGE MAY SELL ADDITIONAL LIMITED PARTNER INTERESTS, THUS DILUTING THE EXISTING INTEREST OF UNITHOLDERS.

GENERAL

         The retail propane business is a "margin-based" business in which gross profits depend on the excess of sales price over propane supply costs. The market price of propane is often subject to volatile changes as a result of supply or other market conditions over which Heritage will have no control. Product supply contracts are one-year agreements subject to annual renewal and generally permit suppliers to charge posted prices (plus transportation costs) at the time of delivery or the current prices established at major delivery points. Since rapid increases in the wholesale cost of propane may not be immediately passed on to retail customers, such increases could reduce gross profits. Heritage generally has and Predecessor Heritage generally had attempted to reduce price risk by purchasing propane on a short-term basis. Heritage has and Predecessor Heritage had on occasion purchased significant volumes of propane during periods of low demand, which generally occur during the summer months, at the then current market price, for storage both at its customer service locations and in major storage facilities for future resale.

The retail propane business of Heritage consists principally of transporting propane purchased in the contract and spot markets, primarily from major fuel suppliers, to its customer service locations and then to tanks located on the customers' premises, as well as to portable propane cylinders. In the residential and commercial markets, propane is primarily used for space heating, water heating, and cooking. In the agricultural market, propane is primarily used for crop drying, tobacco curing, poultry brooding, and weed control. In addition, propane is used for certain industrial applications, including use as an engine fuel for internal combustion engines that power vehicles and forklifts and as a heating source in manufacturing and mining processes.

         Heritage's propane distribution business is largely seasonal and dependent upon weather conditions in its service areas. Propane sales to residential and commercial customers are affected by winter heating season requirements. Historically, approximately two-thirds of Heritage's retail propane volume and in excess of 80% of Heritage's EBITDA is attributable to sales during the six-month peak-heating season of October through March. This generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Consequently, sales and operating profits are concentrated in the first and second fiscal quarters, however, cash flow from operations is generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the six-month peak-heating season. Sales to industrial and agricultural customers are much less weather sensitive

         A substantial portion of Heritage's propane is used in the heating-sensitive residential and commercial markets causing the temperatures realized in Heritage's areas of operations, particularly during the six-month peak-heating season, to have a significant effect on its financial performance. In any given area, sustained warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use. Heritage uses information based on normal temperatures in understanding how temperatures that are colder or warmer than normal affect historical results of operations and in preparing forecasts of future operations.

         Gross profit margins are not only affected by weather patterns, but also vary according to customer mix. For example, sales to residential customers generate higher margins than sales to certain other customer groups, such as commercial or agricultural customers. Wholesale margins are substantially lower than retail margins. In addition, gross profit margins vary by geographical region. Accordingly, a change in customer or geographic mix can affect gross profit without necessarily affecting total revenues.

         The following is a discussion of the historical financial condition and results of operations of Heritage Propane Partners, L.P. and its subsidiaries, (Formerly Peoples Gas and the surviving legal entity in the series of transactions with U.S. Propane), and should be read in conjunction with the historical Financial and Operating Data and Notes thereto and the historical Financial and Operating Data and Notes thereto of Heritage Propane Partners, L.P. and its subsidiaries (Predecessor Heritage) included elsewhere in this annual report on Form 10-K.

ANALYSIS OF HISTORICAL RESULTS OF OPERATIONS - HERITAGE PROPANE PARTNERS, L.P. (FORMERLY PEOPLES GAS)

        The formation of U.S. Propane (formerly Peoples Gas) and the merger with Predecessor Heritage affect the comparability of (i) the fiscal year ended August 31, 2001 to the eight months ended August 31, 2000, because the volumes and results of operations of fiscal year 2001 include a full year of the volumes and results of operations of the propane operations of the combined operations, and (ii) the results of the eight months ended August 31, 2000 to the eight months ended August 31, 1999, because the volumes and results of operations for the period from August 10, 2000 through August 31, 2000 also include the volumes and results of operations of AGL, United Cities, Piedmont, and Predecessor Heritage. The increases in the line items discussed below are a result of these transactions. Amounts discussed below reflect 100% of the results of MP Energy Partnership during the period from August 9, 2000 through August 31, 2000 and the fiscal years ended August 31, 2001 and August 31, 2002. MP Energy Partnership is a general partnership in which Heritage owns a 60% interest. Because MP Energy Partnership is primarily engaged in lower-margin wholesale distribution, its contribution to Heritage's net income is not significant and the minority interest of this partnership is excluded from the EBITDA calculation.

FISCAL YEAR ENDED AUGUST 31, 2002 COMPARED TO THE FISCAL YEAR ENDED AUGUST 31, 2001

         Volume. Total retail gallons sold in fiscal year 2002 were 329.6 million, a decrease of 0.6 million from the 330.2 million gallons sold in fiscal year 2001. The decrease in gallons sold was due to the significantly warmer than normal weather in fiscal year 2002. Temperatures in the Partnership's area of operations were an average of 10% warmer than last year and 12% warmer than normal. The decrease in gallons sold because of the significantly warmer weather was partially offset by the volume increases realized from acquisitions that were not included in the year ended August 31, 2001.

         Heritage sold approximately 82.1 million wholesale gallons during fiscal year 2002 of which 16.8 million were domestic wholesale and 65.3 million were foreign wholesale. In fiscal year 2001, Heritage sold 12.7 million domestic wholesale gallons and 88.9 million foreign wholesale gallons.

         Revenues. Total revenues for fiscal year 2002 were $621.4 million, a decrease of $94.1 million, as compared to $715.5 million in fiscal year 2001. Retail revenues for fiscal year 2002 were $365.3 million as compared to $440.5 million for fiscal year 2001, a decrease of $75.2 million due primarily to a decrease in selling prices. Selling prices in all the reportable segments decreased from last year in response to lower supply costs. Domestic wholesale revenues increased $0.1 million to $10.0 million, due to acquisition related volumes, offset by revenue decreases due to lower selling prices this fiscal year as compared to fiscal year 2001. Foreign wholesale revenues were $31.3 million for fiscal year 2002 as compared to $50.0 million for fiscal year 2001, a decrease of $18.7 million primarily due to a combination of decreased volumes and lower selling prices. Liquids marketing revenues decreased from $172.9 million in fiscal year 2001 to $159.6 million in fiscal year 2002, primarily due to an overall reduction in the number of contracts entered into during fiscal year 2002 and lower commodity prices as compared to fiscal year 2001. Other domestic revenues increased by $13.0 million to $55.2 for fiscal year 2002, compared to $42.2 million for fiscal year ended 2001 as a result of acquisitions and an increase in other service fees that are not weather sensitive.

         Cost of Products Sold. Total cost of sales decreased $80.7 million to $397.3 million as compared to $478.0 for fiscal year 2001. Retail fuel cost of sales decreased $53.5 million to $184.6 million for fiscal year 2002, due to decreases in the cost of propane as compared to fiscal year 2001. Although the market price for propane for the year ended August 31, 2002 is well below the price for the year ended August 31, 2001, the average cost per gallon sold for fiscal year 2002 was negatively impacted by the higher cost of pre-bought inventory that was absorbed into cost of sales throughout the year ended August 31, 2002. Wholesale cost of sales decreased $18.1 million primarily due to decreased product costs this fiscal year and the decreased volumes described above. The liquids marketing cost of sales decreased $12.4 million to $159.1 million during fiscal year 2002 as compared to $171.5 million in fiscal year 2001, as the volume of contracts purchased during the year ended August 31, 2002 declined in relation to the reduced volume of contracts sold coupled with the decreased market price. Other cost of sales increased $3.2 million to $14.6 for fiscal year 2002 primarily due to acquisitions.

         Gross Profit. Total gross profit decreased to $224.1 million in fiscal year 2002 as compared to $237.4 million in fiscal year 2001, due to the aforementioned decreases in volumes and revenues described above, offset in part by the decreases in product costs. For fiscal year 2002, retail fuel gross profit was $180.7 million, domestic wholesale was $0.3 million, and other gross profit was $40.6 million. Foreign wholesale gross profit was $2.0 million and liquids marketing gross profit was $0.5 million for fiscal year 2002. As a comparison, for fiscal year 2001, Heritage recorded retail fuel gross profit of $202.4 million, wholesale fuel gross profit of $0.8 million, liquids marketing gross profit was $1.4 million, foreign gross profit of $2.0 million and other gross profit of $30.8 million for a total gross profit of $237.4 million.

         Operating Expenses. Operating expenses were $133.2 million for fiscal year 2002 as compared to $126.8 million for fiscal year 2001. The increase of $6.4 million is primarily the result of the additional operating expenses incurred for employee wages and benefits related to the growth of Heritage from acquisitions since the fiscal year ended August 31, 2001, offset by the decrease in the short-term incentive plan expense due to decreased operating income and the reduced operating expenses related to the cost reduction efforts initiated during the unusually warm winter of fiscal year 2002.

         Selling, General and Administrative. Selling, general and administrative expenses were $13.0 million for fiscal year 2002 as compared to $15.7 million for fiscal year 2001. This decrease is primarily attributable to the additional expenses incurred in fiscal year 2001 related to the executive short-term compensation plan that did not reoccur during fiscal year 2002.

         Depreciation and Amortization. Depreciation and amortization for fiscal year 2002 was $37.0 million, a decrease of $3.4 million as compared to $40.4 million in fiscal year 2001. The decrease is primarily attributable to the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142") on September 1, 2001, which resulted in goodwill no longer being amortized. The adoption of SFAS 142 resulted in $5.7 million less amortization expense for the year ended August 31, 2002. Goodwill amortization totaled $4.9 million for the year ended August 31, 2001. This decrease was offset by increased depreciation related to property, plant and equipment, and intangible assets from the businesses acquired since the year ended August 31, 2001.

         Operating Income. Heritage reported operating income of $41.0 million in fiscal year 2002 as compared to the operating income of $54.4 million for fiscal year 2001. The decrease of $13.4 million is due to the related decrease in gross profit and increase in operating expenses described above offset by the decrease in selling, general and administrative expenses and the decrease in deprecation and amortization previously discussed.

        Net Income. Heritage reported net income of $4.9 million, or $0.25 per limited partner unit, for fiscal year 2002, a decrease of $14.8 million from the net income of $19.7 million for fiscal year 2001. This reduction is primarily due to the decreased operating income described above, and a $1.8 million increase in interest expense, offset by a decrease in minority interest expense due to decreased net income, a decrease in other expenses, and an increase in earnings from affiliates.

        EBITDA. Earnings before interest, taxes, depreciation and amortization decreased $15.9 million to $81.5 million for fiscal year 2002, as compared to EBITDA of $97.4 million for fiscal year 2001. This decrease is related to the decrease in gross margin realized during the year ended August 31, 2002 as compared to the year ended August 31, 2001, resulting in reduced operating income. Heritage's EBITDA includes the EBITDA of investees, but does not include the EBITDA of the minority interest of MP Energy Partnership. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating Heritage's ability to make the Minimum Quarterly Distribution.

FISCAL YEAR ENDED AUGUST 31, 2001 COMPARED TO THE EIGHT MONTHS ENDED AUGUST 31, 2000

         Volume. Total retail gallons sold in the year ended August 31, 2001 were 330.2 million, an increase of 291.9 million over the 38.3 million gallons sold in the eight months ended August 31, 2000. Predecessor Heritage sold 170.9 million retail gallons in the approximate eleven-month period ended August 9, 2000. A return to more normal weather during the peak-heating season plus acquisitions was responsible for the increase.

         Heritage sold approximately 101.6 million wholesale gallons during fiscal year 2001 of which 12.7 million were domestic wholesale and 88.9 million were foreign wholesale. In the eight months ended August 31, 2000, Heritage sold
0.6 million domestic wholesale gallons and 6.2 million foreign wholesale gallons. The increase in wholesale gallons is attributable to having a full year of the operations of Predecessor Heritage reported in fiscal year 2001, as Peoples Gas did not have any wholesale gallons that were reported in the eight months ended August 31, 2000. As a comparison, Predecessor Heritage sold approximately 82.6 million wholesale gallons in the eleven-month period ended August 9, 2000 of which 7.1 million were domestic wholesale and 75.5 million were foreign wholesale.

         Revenues. Total revenues for the fiscal year ended August 31, 2001 were $715.5 million an increase of $652.4 million as compared to $63.1 million in the eight months ended August 31, 2000. Revenues for the propane operations of Predecessor Heritage for the approximate eleven-month period ended August 9, 2000 were $242.5 million. Retail revenues for the fiscal year ended August 31, 2001 were $440.5 million as compared to $43.8 million for the eight months ended August 31, 2000, an increase of $396.7 million. Predecessor Heritage reported retail fuel revenues of $178.9 million in the eleven months ended August 9, 2000. Domestic wholesale revenues were $9.9 million, foreign wholesale revenues were $50.0 million and other revenues were $42.2 for the fiscal year ended August 31, 2001. Heritage also had revenues from its liquids marketing of $172.9 million for fiscal year 2001, which began operations in June of 2000. For the eight months ended August 31, 2000, Heritage reported domestic wholesale revenues of $0.4 million, foreign wholesale revenues of $3.4 million, and revenues from the liquids marketing of $12.3 million. A full year of the combined operations of the propane operations of U.S. Propane, Predecessor Heritage and the additional acquisitions made by Heritage attributed to the increases in the revenues, along with the increase in gallons, due to the return of more normal weather patterns, higher selling prices and the effect of the operations of previous acquisitions in fiscal year 2001 as compared to periods reported last year.

         Cost of Products Sold. Total cost of products sold in fiscal year 2001 increased $436.5 million to $478.0 million as compared to $41.5 million for the eight months ended August 31, 2000. Of this increase, $160.0 million is the result of the liquids marketing due to the increased related revenues. Retail fuel cost of sales were $238.1 million for the fiscal year ended August 31, 2001, an increase of $212.7 million, as compared to $25.4 million for the eight months ended August 31, 2000. Predecessor Heritage reported total cost of sales of $140.8 million in the eleven-month period ended August 9, 2000, of which $95.1 million was for retail fuel cost of sales. Wholesale cost of sales increased $53.4 million of which $44.7 million was related to foreign cost of sales. Other cost of sales increased to $11.4 million as compared to $1.0 million due to a full year of the combined operations of the propane operations of U.S. Propane and Predecessor Heritage coupled with the acquisitions made during fiscal year 2001. Fuel cost of sales increased due to the increases in volumes described above and due to the significantly higher wholesale cost of propane for fiscal year ended August 31, 2001 as compared to the eight-month period last year.

         Gross Profit. Total gross profit increased to $237.4 million in fiscal year 2001 as compared to $21.6 million for the eight months ended August 31, 2000. This increase is due to the aforementioned increases in volumes and revenues, offset by the increase in product costs. For the fiscal year ended August 31, 2001, retail fuel gross profit was $202.4 million, domestic wholesale was $0.8 million, and other gross profit was $30.7 million. Foreign wholesale gross profit was $2.0 million and liquids marketing gross profit was $1.4 million for the fiscal year ended August 31, 2001. As a comparison, for the eleven-month period ended August 9, 2000, Predecessor Heritage recorded retail fuel gross profit of $83.8 million, wholesale fuel gross profit of $0.6 million, foreign gross profit of $1.5 million and other of $15.8 million, for a total gross profit of $101.7 million.

         Operating Expenses. Operating expenses were $126.8 million for fiscal year 2001 as compared to $16.6 million for the eight-month period ended August 31, 2000. The increase of $110.2 million is the result of the additional operating expenses related to a full year of the combined propane operations of U.S. Propane, Predecessor Heritage, and the additional acquisitions made by Heritage. Predecessor Heritage reported operating expenses of $55.1 million in the eleven-month period ended August 9, 2000.

         Selling, General and Administrative. Selling, general and administrative expenses were $15.7 million for the fiscal year ended August 31, 2001 as compared to $1.0 million for the eight months ended August 31, 2000. Peoples Gas did not classify any of its operating expenses as selling, general and administrative, so as a comparison Predecessor Heritage had selling, general and administrative, expenses of $6.0 million for the eleven month period ended August 31, 2000. The increase in selling, general and administrative expenses is primarily due to the growth of Heritage resulting from the merger of U.S. Propane and Predecessor Heritage, other acquisitions, and the additional executive compensation that relates to fiscal year 2001 operating performance.

         Depreciation and Amortization. Depreciation and amortization for the fiscal year ended August 31, 2001 was $40.4 million, an increase of $35.7 million as compared to $4.7 million in the eight months ended August 31, 2000. The increase is primarily attributable to the addition of property, plant and equipment, and intangible assets from the transactions referred to above.

         Operating Income (Loss). Heritage reported net income of $54.4 million in fiscal year 2001 as compared to the operating loss of $0.7 million for the eight months ended August 31, 2000. Predecessor Heritage reported operating income of $23.5 million for the eleven-month period ended August 9, 2000. The increases in gross profit above, offset by the increases in operating and selling, general and administrative expenses and depreciation and amortization, attributed to the increase in operating income.

        Provision for Income Taxes. Heritage did not report a provision for income taxes for fiscal year 2001. Heritage is a limited partnership and as a result, its earnings or loss for federal income tax purposes is included in the tax returns of the individual partners. Provision for income taxes was $0.4 million in the eight months ended August 31, 2000, which represents the provision for income taxes incurred prior to the transactions with Predecessor Heritage. Prior to the transaction with Predecessor Heritage, Peoples Gas filed a consolidated federal income tax return with TECO and, based on a tax sharing agreement, included, in its statements of operations, a provision for income taxes calculated on a separate return basis.

        Net Income (Loss). Heritage reported a record net income of $19.7 million, or $1.43 per limited partner unit, for the fiscal year ended August 31, 2001, an increase of $23.5 million over the net loss of $3.8 million for the eight-month period ended August 31, 2000. Predecessor Heritage reported net income of $6.5 million or $0.66 per limited partner unit for the eleven-month period ended August 9, 2000. The increase in net income over the eight-month period ended August 31, 2000 and the eleven-month period ended August 9, 2000, was the result of the increase in operating income described above, plus a nonrecurring gain of $0.8 million on the sale of excess property offset by an increase of $33.2 million of interest expense over the interest expense reported in eight months ended August 31, 2000. Interest expense for fiscal year 2001 increased due to the increase of debt incurred in the transaction with U.S. Propane.

        EBITDA. Earnings before interest, taxes, depreciation and amortization increased $92.9 million to $97.4 million for the year ended August 31, 2001, as compared to the EBITDA of $4.5 million for the eight month period ended August 31, 2000. The EBITDA for Predecessor Heritage for the eleven-month period ended August 9, 2000 was $42.4 million. Heritage's EBITDA includes the EBITDA of investees, but does not include the EBITDA of the minority interest of MP Energy Partnership. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating Heritage's ability to make the Minimum Quarterly Distribution.


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

         Revenues. Total revenues for the eight months ended August 31, 2000 were $63.1 million, an increase of $41.3 million as compared to $21.8 million for the eight months ended August 31, 1999. Revenues for the former propane operations of Predecessor Heritage for the period from August 10, 2000 through August 31, 2000 were $36.4 million, of which $11.7 million was due to the liquids marketing activity and the remainder related to increased volumes. The increase in revenue is primarily attributable to the transactions referred to above.

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

         Operating Income (Loss). Heritage had an operating loss of $0.7 million for the eight months ended August 31, 2000 as compared to the operating income of $2.7 million for the eight months ended August 31, 1999. The decrease is the result of the additional operating expenses and depreciation and amortization resulting from the merger.

        Provision for Income Taxes. Provision for income taxes decreased $0.6 million, to $0.4 million for the eight months ended August 31, 2000, as compared to $1.0 million for the eight months ended August 31, 1999. This decrease is a result of the decrease in income before provision for income taxes in the comparable eight-month period of Peoples Gas. Prior to the transaction with Predecessor Heritage, Peoples Gas filed a consolidated federal income tax return with TECO and, based on a tax sharing agreement, included, in its statements of operations, a provision for income taxes calculated on a separate return basis.

        Net Income (Loss). For the eight-month period ended August 31, 2000, Heritage had a net loss of $3.8 million, a decrease of $5.4 million as compared to net income for the eight months ended August 31, 1999 of $1.6 million. This decrease is the result of decreased operating income described above.

LIQUIDITY AND CAPITAL RESOURCES

         The ability of Heritage to satisfy its obligations will depend on its future performance, which will be subject to prevailing economic, financial, business, and weather conditions, and other factors, many of which are beyond its control. Future capital requirements of Heritage are expected to be provided by cash flows from operating activities. To the extent future capital requirements exceed cash flows from operating activities:

         a) working capital will be financed by the working capital line of credit and repaid from subsequent seasonal reductions in inventory and accounts receivable;

         b) growth capital, mainly for customer tanks, expended will be financed by the revolving acquisition line of credit; and

         c) acquisition capital expenditures will be financed by the revolving acquisition line of credit, other lines of credit, long-term debt, the issuance of additional Common Units or a combination thereof.

         Cash Flows

         Operating Activities. Cash provided by operating activities for fiscal year 2002 was $65.4 million as compared to cash provided by operating activities of $28.1 million for fiscal year 2001. The net cash provided from operations of $65.4 million for the fiscal year ended August 31, 2002 consisted of net income of $4.9 million and noncash charges of $37.9 million, primarily depreciation and amortization, and a decrease in working capital items of $22.6 million. Working capital items have decreased in fiscal year 2002 from fiscal year 2001, as Heritage had secured a substantial amount of inventory and inventory positions as of August 31, 2001, to protect winter's propane supply from anticipated unfavorable market dynamics that were not present at the end of fiscal year 2002, and the collection of high accounts receivable balances from the cold winter of fiscal year 2001.

         Investing Activities. Heritage completed ten acquisitions during the fiscal year ended August 31, 2002 investing $19.7 million, net of cash received. This capital expenditure amount is reflected in the cash used in investing activities of $33.4 million along with $12.8 million invested for maintenance needed to sustain operations at current levels and $14.3 million for customer tanks and other expenditures to support growth of operations. Investing activities also includes proceeds from the sale of property of $13.3 million, of which $3.6 million was for the sale of idle property and $9.7 million was for the sale of certain assets acquired in the ProFlame acquisition to Bi-State Propane. This sale was made pursuant to the provision in the Bi-State Propane partnership agreement that requires each partner to offer to sell any newly acquired businesses within Bi-State Propane's area of operations to Bi-State Propane. In conjunction with this sale, the Operating Partnership guaranteed $5 million of debt incurred by Bi-State Propane to a financial institution.

         Financing Activities. Cash used in financing activities of $33.1 million during the fiscal year ended August 31, 2002, was primarily a net increase in short-term debt of $10.3 million and a net decrease in long-term debt of $2.2 million, offset by $41.2 million of cash distributions paid to Unitholders and the General Partner.

         Financing and Sources of Liquidity

         Heritage has a Bank Credit Facility, which includes a Working Capital Facility, providing for up to $65.0 million of borrowings to be used for working capital and other general partnership purposes, and an Acquisition Facility, providing for up to $50.0 million of borrowings to be used for acquisitions and improvements. The Working Capital Facility expires June 30, 2004 and the Acquisition Facility expires December 31, 2003, at which time the facility will convert to a term loan payable in quarterly installments with a final maturity of June 30, 2006.

See Note 4 - "Working Capital Facility and Long-Term Debt" to the Consolidated Financial Statements beginning on Page F-1 of this report.

         The Partnership uses its cash provided by operating and financing activities to provide distributions to Unitholders and to fund acquisition, maintenance, and growth capital expenditures. Acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and intangibles associated with such acquired businesses, were $19.7 million for the fiscal year ended August 31, 2002 as compared to $94.9 million for fiscal year 2001. In addition to the $19.7 million of cash expended for acquisitions during fiscal year 2002, $2.7 million for notes payable on non-compete agreements were issued in connection with certain acquisitions. In comparison, in addition to the $94.9 million of cash expended for acquisitions during the fiscal year ended August 31, 2001, $6.0 million of Common Units and $10.0 million for notes payable on non-compete agreements were issued in connection with certain acquisitions.

         Under the Partnership Agreement, the Partnership will distribute to the General Partner and its Limited Partners, 45 days after the end of each fiscal quarter, an amount equal to all of its Available Cash for such quarter. Available cash generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves established by the General Partner in its reasonable discretion that is necessary or appropriate to provide for future cash requirements. The Partnership's commitment to its Unitholders is to distribute the increase in its cash flow while maintaining prudent reserves for the Partnership's operations. The Partnership raised the quarterly distribution $0.0125 per unit for the first quarter of fiscal year 2002 from the $0.625 per unit distribution paid on October 15, 2001 for the fourth quarter ended August 31, 2001, to the current level of $0.6375 per unit (or $2.55 annually). The current distribution level includes incentive distributions payable to the General Partner to the extent the quarterly distribution exceeds $0.55 per unit ($2.20 annually).

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

DESCRIPTION OF INDEBTEDNESS

         Predecessor Heritage assumed $120 million principal amount of 8.55% Senior Secured Notes (the "Notes") at the formation of the Partnership in a private placement with institutional investors. Interest is payable semi-annually in arrears on each December 31 and June 30. The Notes have a final maturity of June 30, 2011, with ten equal mandatory repayments of principal, which began on June 30, 2002.

         On November 19, 1997, Predecessor Heritage entered into a Note Purchase Agreement ("Medium Term Note Program") that provided for the issuance of up to $100 million of senior secured promissory notes if certain conditions were met. An initial placement of $32 million (Series A and B), at an average interest rate of 7.23% with an average 10-year maturity, was completed at the closing of the Medium Term Note Program. Interest is payable semi-annually in arrears on each November 19 and May 19. An additional placement of $15 million (Series C, D and E), at an average interest rate of 6.59% with an average 12-year maturity, was completed in March 1998. Interest is payable on Series C, D and E semi-annually in arrears on each September 13 and March 13. The proceeds of the placements were used to refinance amounts outstanding under the Acquisition Facility. No future placements are permitted under the unused portion of the Medium Term Note Program.

         On August 10, 2000, Heritage entered into a Note Purchase Agreement ("Senior Secured Promissory Notes") that provided for the issuance of up to $250 million of fixed rate senior secured promissory notes if certain conditions were met. An initial placement of $180 million (Series A through F) at an average rate of 8.66% with an average 13-year maturity, was completed in conjunction with the merger with U.S. Propane. Interest is payable quarterly. The proceeds were used to finance the transaction with U.S. Propane and retire a portion of existing debt. On May 24, 2001, Heritage issued an additional $70 million (Series G through I) of the Senior Secured Promissory Notes to a group of institutional lenders with 7-, 12- and 15-year maturities and an average coupon rate of 7.66%. Heritage used the net proceeds from the Senior Secured Promissory Notes to repay the balance outstanding under the Acquisition Facility and to reduce other debt. Interest is payable quarterly.

         The Note Agreements for each of the Notes, Medium Term Note Program, Senior Secured Promissory Notes, and Bank Credit Facility contain customary restrictive covenants applicable to the Operating Partnership, including limitations on the level of additional indebtedness, creation of liens, and sale of assets. In addition, the Operating Partnership must maintain certain ratios of Consolidated Funded Indebtedness to Consolidated EBITDA and Consolidated EBITDA to Consolidated Interest Expense. These Agreements also provide that the Operating Partnership may declare, make, or incur a liability to make, a restricted payment during each fiscal quarter, if: (a) the amount of such restricted payment, together with all other restricted payments during such quarter, do not exceed Available Cash with respect to the immediately preceding quarter; and (b) no default or event of default exists before such restricted payment and after giving effect thereto. The Agreements provide that Available Cash is required to reflect a reserve equal to 50% of the interest to be paid on the notes. In addition, in the third, second and first quarters preceding a quarter in which a scheduled principal payment is to be made on the notes, Available Cash is required to reflect a reserve equal to 25%, 50%, and 75%, respectively, of the principal amount to be repaid on such payment dates.

         The Operating Partnership is in compliance with all requirements, tests, limitations, and covenants related to the Notes, Medium Term Note Program, Senior Secured Promissory Notes, and Bank Credit Facility.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, any acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Those assets will be amortized over their useful lives, other than assets that have an indefinite life. Heritage adopted SFAS 142 on September 1, 2001 and accordingly has discontinued the amortization of goodwill existing at the time of adoption. Under the provisions of SFAS 142, Heritage was required to perform a transitional goodwill impairment appraisal within six months from the time of adoption. Management engaged an independent appraisal firm to perform an assessment of the fair value of each of Heritage's operating segments, which were compared with the carrying value of each segment to determine whether any impairment existed on the date of adoption. Heritage has completed the transitional goodwill impairment appraisal and has determined that based on the fair value of Heritage's operating segments, Heritage's goodwill was not impaired as of September 1, 2001.

         In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Heritage adopted the provisions of SFAS 143 on September 1, 2002. The adoption of SFAS 143 did not have a material impact on the Partnership's consolidated financial condition or results of operations.

         In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. Heritage adopted the provisions of SFAS 144 on September 1, 2002. The adoption of SFAS 144 did not have a material impact on the Partnership's consolidated financial condition or results of operations.

         In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement,

FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers, amends FASB Statement No 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early application encouraged. Heritage adopted the provisions of SFAS 145 on September 1, 2002. The adoption did not have a material impact on the Partnership's consolidated financial condition or results of operations.

         In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Heritage does not believe that the adoption will have a material impact on the Partnership's consolidated financial condition or results of operations.

         In October 2002, the EITF of the FASB discussed EITF Issue No. 02-3, Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3). The EITF reached a consensus to rescind EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 98-10), the impact of which is to preclude mark-to-market accounting for energy trading contracts not within the scope of SFAS 133. The EITF also reached a consensus that gains and losses on derivative instruments within the scope of SFAS 133 should be shown net in the statement of operations if the derivative instruments are held for trading purposes. The consensus regarding the rescission of EITF 98-10 is applicable for fiscal periods beginning after December 15, 2002. Energy trading contracts not within the scope of SFAS 133 purchased after October 25, 2002, but prior to the implementation of the consensus are not permitted to apply mark-to-market accounting. Heritage has not yet determined the impact the adoption of EITF 02-3 will have on its financial position or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to establish accounting policies and make estimates and assumptions that affect reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Heritage evaluates its policies and estimates on a regular basis. Actual results could differ from these estimates.

         The Partnership's significant accounting policies are discussed in Note 2 --"Summary of Significant Accounting Policies and Balance Sheet Detail" to the Consolidated Financial Statements beginning on page F-1 of this report. Heritage believes the following are critical accounting policies:

         Principles of Consolidation. The consolidated financial statements of the Partnership include the accounts of its subsidiaries, including the Operating Partnership, MP Energy Partnership, Heritage Service Corp., Guilford Gas Service, Inc., Resources, and the Propane LLCs. Heritage accounts for its 50% partnership interest in Bi-State Propane, another propane retailer, under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. For purposes of maintaining partner capital accounts, Heritage's Partnership Agreement specifies that items of income and loss shall be allocated among the partners in accordance with their percentage interests. Normal allocations according to percentage interests are made, however, only after giving effect to any priority income allocations in an amount equal to the incentive distributions that are allocated 100% to the General Partner. At August 31, 2002, as successor General Partner, U.S. Propane's 1.0101% general partner interest in the Operating Partnership was accounted for in the consolidated financial statements as a minority interest. For the year ended August 31, 2001, Heritage Holdings' 1.0101% general partner interest and U.S. Propane's 1.0101% limited partner interest in the Operating Partnership were accounted for in the consolidated financial statements as minority interests.

         Property, Plant and Equipment. Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed as incurred. Expenditures to refurbish tanks that either extend the useful lives of the tanks or prevent environmental contamination are capitalized and depreciated over the remaining useful life of the tanks. Additionally, Heritage capitalizes certain costs directly related to the installation of company-owned tanks, including internal labor costs. Changes in the estimated useful lives of the Partnership's assets, or its' capitalization policy could have a material effect on the results of operations.

         Intangibles and Other Assets. Intangibles and other assets are stated at cost net of amortization computed on the straight-line method. Heritage eliminates from its balance sheet any fully amortized intangibles and the related accumulated amortization. Changes in the amortization methods or asset values could have a material effect on results of operations.

         Marketable Securities. Heritage's marketable securities are classified as available-for-sale securities and are reflected as a current asset on the consolidated balance sheet at their fair value. Unrealized holding losses are recorded through accumulated other comprehensive income (loss) based on the market value of the securities.

         Long-Lived Assets. Heritage reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of long-lived assets is not recoverable, Heritage reduces the carrying amount of such assets to fair value.

         Stock Based Compensation Plans. The Partnership accounts for its Restricted Unit Plan and Long-Term Incentive Plan using APB Opinion No. 25 Accounting for Stock Issued to Employees. These plans are classified as variable plans so estimates of compensation are required based on a combination of the fair market value of the Common Units as of the end of the reporting period and the extent or degree of compliance with the performance criteria. Heritage follows the disclosure only provision of Statement of Financial Accounting Standards No. 123 Accounting for Stock-based Compensation (SFAS 123). Pro forma net income and net income per limited partner unit under the fair value method of accounting for equity instruments under SFAS 123 would not be significantly different than reported net income and net income per limited partner unit.

         SFAS 133 Accounting for Derivative Instruments and Hedging Activities. In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 requires that all derivatives be recognized in the balance sheet as either an asset or liability measured at fair value. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations.

         Liquids Marketing Activities. Heritage buys and sells financial instruments for its own account through its wholly owned subsidiary, Resources. In accordance with the provisions of SFAS 133, financial instruments utilized in connection with Resources' liquids marketing activity are accounted for using the mark-to-market method. Under the mark-to-market method of accounting, forwards, swaps, options, and storage contracts are reflected at fair value, and are shown in the consolidated balance sheet as assets and liabilities from liquids marketing activities. Unrealized gains and losses from the financial contracts and the impact of price movements are recognized in the income statement as liquids marketing revenue. Changes in the assets and liabilities from the liquids marketing activities result primarily from changes in the market prices, newly originated transactions, and the timing of settlement related to the receipt of cash for certain contracts. Resources attempts to balance its contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on management's assessment of anticipated market movements.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Heritage has little cash flow exposure due to interest rate changes for long-term debt obligations. Heritage had $44.2 million of variable rate debt outstanding as of August 31, 2002. The variable rate debt consists of the Bank Credit Facility described elsewhere in this report. The balance in the Bank Credit Facility generally fluctuates throughout the year. A theoretical change of 1% in the interest rate on the balance outstanding at August 31, 2002 would result in an approximate $442 thousand change in net income. Heritage primarily enters debt obligations to support general corporate purposes including capital expenditures and working capital needs. Heritage's long-term debt instruments are typically issued at fixed interest rates. When these debt obligations mature, Heritage may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.

         Commodity price risk arises from the risk of price changes in the propane inventory that Heritage buys and sells. The market price of propane is often subject to volatile changes as a result of supply or other market conditions over which Heritage will have no control. In the past, price changes have generally been passed along to Heritage's and Predecessor Heritage's customers to maintain gross margins, mitigating the commodity price risk. In order to help ensure adequate supply sources are available to Heritage during periods of high demand, Heritage at times will purchase significant volumes of propane during periods of low demand, which generally occur during the summer months, at the then current market price, for storage both at its customer service locations and in major storage facilities and for future delivery.

         Heritage also attempts to minimize the effects of market price fluctuations for its propane supply by entering into certain financial contracts. In order to manage a portion of its propane price market risk, Heritage uses contracts for the forward purchase of propane, propane fixed-price supply agreements, and derivative commodity instruments such as price swap and option contracts. The swap instruments are a contractual agreement to exchange obligations of money between the buyer and seller of the instruments as propane volumes during the pricing period are purchased. The swaps are tied to a fixed price bid by the buyer and a floating price determination for the seller based on certain indices at the end of the relevant trading period. Heritage had entered into these swap instruments in the past to hedge the projected propane volumes to be purchased during each of the one-month periods during the projected heating season.

         At August 31, 2002, Heritage had no outstanding propane hedges. Heritage continues to monitor propane prices and may enter into additional propane hedges in the future. Inherent in the portfolio from the liquids marketing activities of the Partnership is certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counter parties to a contract. Heritage takes an active role in managing and controlling market and credit risk, and has established control procedures, which are reviewed on an ongoing basis. Heritage monitors market risk through a variety of techniques, including routine reporting to senior management. Heritage attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures.

LIQUIDS MARKETING

         Heritage buys and sells financial instruments for its own account through its wholly owned subsidiary, Heritage Energy Resources, L.L.C. ("Resources"). In accordance with the provisions of SFAS 133, financial instruments utilized in connection with Resources' liquids marketing activity are accounted for using the mark-to-market method. Under the mark-to-market method of accounting, forwards, swaps, options and storage contracts are reflected at fair value, and are shown in the consolidated balance sheet as assets and liabilities from liquids marketing activities. Unrealized gains and losses from the financial contracts and the impact of price movements are recognized in the income statement, as other income (expense). Changes in the assets and liabilities from the liquids marketing activities result primarily from changes in the market prices, newly originated transactions, and the timing of settlement related to the receipt of cash for certain contracts. Resources attempts to balance its contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on assessment of anticipated market movements.

         Notional Amounts and Terms. The notional amounts and terms of these financial instruments as of August 31, 2002 and 2001 include fixed price payor for 1,180,000 and 2,130,000 barrels of propane, respectively, and fixed price receiver of 1,076,900 and 1,820,000 barrels of propane respectively. Notional amounts reflect the volume of the transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure Heritage's exposure to market or credit risks.

         Fair Value. The fair value of the financial instruments related to liquids marketing activities as of August 31, 2002 and 2001, was assets of $2.3 and $6.5 million respectively, and liabilities of $1.8 and $7.1 million respectively, related to propane. The unrealized loss related to liquids marketing activities for the fiscal year ended August 31, 2002 and 2001, was $528 and $665 thousand respectively, and is recorded through the income statement as other income (loss).

         The market prices used to value these transactions reflect management's best estimate considering various factors including closing average spot prices for the current and outer months plus a differential to consider time value and storage costs.

SENSITIVITY ANALYSIS

         A theoretical change of 10% in the underlying commodity value of the liquids marketing contracts would result in an approximate $181 thousand change in the market value of the contracts as there were approximately 4.3 million gallons of net unbalanced positions at August 31, 2002.


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Financial statements set forth on pages F-1 to F-41 of this report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


PARTNERSHIP MANAGEMENT

         The Partnership does not directly employ any persons responsible for its management or operations. Prior to the February 4, 2002 Special Meeting of the Common Unitholders of the Partnership, all of the Partnership's activities were managed and operated by its General Partner, Heritage Holdings. Persons employed to manage and operate the activities of the Partnership and its subsidiaries were employees, officers or directors of Heritage Holdings.

         Following Common Unitholder approval of the substitution of U.S. Propane as General Partner of the Partnership, the Partnership's activities have been managed and operated by U.S. Propane. Former employees of Heritage Holdings became employees of U.S. Propane. Officers and directors of Heritage Holdings were appointed officers and directors of U.S. Propane's General Partner, USPLLC. Each of the thirteen members of the Board of Directors of Heritage Holdings was appointed, individually, a manager of USPLLC, and collectively, such persons are referred to as the Board of Directors. The Board of Directors of USPLLC is comprised of its Chairman, its President and Chief Executive Officer, two persons designated by each of its four members, and three independent persons approved by a majority of the members.

         The Board of Directors appoints members of the Board to serve on the Independent Committee with the authority to review specific matters to which the Board of Directors believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the General Partner is fair and reasonable to the Partnership. Any matters approved by the Independent Committee will be conclusively deemed to be fair and reasonable to the Partnership, approved by all partners of the Partnership and not a breach by the General Partner or its Board of Directors of any duties they may owe the Partnership or the Unitholders. Bill W. Byrne, Stephen L. Cropper, and J. Charles Sawyer were appointed to serve as the members of the Independent Committee of the Board of Directors of Heritage Holdings in October of 2001, appointed as members of the Independent Committee of the Board of Directors of USPLLC on February 4, 2002, and reappointed in October 2002.

AUDIT COMMITTEE

         The Board of Directors appoints persons who are neither officers of USPLLC nor employees of the General Partner or any affiliate of the Partnership to serve on its Audit Committee. The Audit Committee has at least one person with accounting or financial management expertise. The Audit Committee meets on a scheduled basis with the Partnership's independent accountants and is available to meet at their request. The Audit Committee has the authority and responsibility to review external financial reporting of the Partnership, to review the Partnership's procedures for internal auditing and the adequacy of the Partnership's internal accounting controls, to consider the qualifications and independence of the Partnership's independent accountants, to engage the Partnership's independent accountants, and to review the letter of engagement and statement of fees relating to the scope of the annual audit work and special audit work which may be recommended or required by the independent accountants. The Audit Committee reviews and discusses the audited financial statements with management, discusses with the Partnership's independent auditors matters required to be discussed by SAS 61, Communications with Audit Committees, and makes recommendations to the Board of Directors relating to the Partnership's audited financial statements. On February 4, 2002, the Board of Directors of USPLLC adopted the Charter for the Audit Committee previously adopted by Heritage Holdings. Any matters approved by the Audit Committee will be conclusively deemed to be fair and reasonable to the Partnership, approved by all partners of the Partnership and not a breach by the General Partner or its Board of Directors of any duties they may owe the Partnership or the Unitholders. Bill W. Byrne, Stephen L. Cropper, and J. Charles Sawyer were appointed to serve as members of the Audit Committee of the Board of Directors of Heritage Holdings in October of 2001, appointed as members of the Audit Committee of the Board of Directors of USPLLC on February 4, 2002, and reappointed in October 2002.


EMPLOYEE MATTERS

         The Partnership does not directly employ any of the persons responsible for managing or operating the Partnership. As of August 31, 2002, the General Partner or subsidiaries of the Partnership employed 2,265 full time individuals. The employment agreements with Messrs. Bertelsmeyer and Krimbill specify that they serve as Chairman of the Board and President and Chief Executive Officer, respectively.

DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

         The following table sets forth certain information with respect to the executive officers and members of the Board of Directors as of October 31, 2002. Executive officers and directors are elected for one-year terms.


NAME                                 AGE   POSITION WITH GENERAL PARTNER
----                                 ---   -----------------------------

H. Michael Krimbill (1)              49    President and Chief Executive Officer, and Director

James E. Bertelsmeyer                60    Chairman of the Board and Director

R. C. Mills                          65    Executive Vice President and Chief Operating Officer

Michael L Greenwood (2)              47    Vice President, Chief Financial Officer, Secretary & Treasurer

Bradley K. Atkinson                  47    Vice President of Corporate Development

Mark A. Darr (3)                     42    Vice President - Southern Operations

Thomas H. Rose (3)                   58    Vice President - Northern Operations

Curtis L. Weishahn (3)               49    Vice President - Western Operations

Bill W. Byrne                        72    Director of the General Partner

J. Charles Sawyer                    66    Director of the General Partner

Stephen L. Cropper (4)               52    Director of the General Partner

J. Patrick Reddy (1)                 49    Director of the General Partner

Royston K. Eustace (1)               61    Director of the General Partner

William N. Cantrell (1)              50    Director of the General Partner

Clayton H. Preble (5)                55    Director of the General Partner

David J. Dzuricky (1)                51    Director of the General Partner

JD Woodward III (6)                  52    Director of the General Partner

Richard T. O'Brien (6)               48    Director of the General Partner

Kevin M. O'Hara (7)                  44    Director of the General Partner

Andrew W. Evans (8)                  36    Director of the General Partner


(1)      Elected to the Board of Directors August 2000.
(2)      Elected Vice President and Chief Financial Officer July 2002.
(3)      Elected an Executive Officer July 2000.
(4)      Elected to the Board of Directors April 2000
(5)      Elected to the Board of Directors August 2000 and resigned October
         2002.
(6)      Elected to the Board of Directors October 2001

(7)      Elected to the Board of Directors April 2002
(8)      Elected to the Board of Directors October 2002.

         H. Michael Krimbill. Mr. Krimbill joined Heritage as Vice President and Chief Financial Officer in 1990 and was previously Treasurer of a publicly traded, fully integrated oil company. Mr. Krimbill was promoted to President of Heritage in April 1999 and to Chief Executive Officer in March 2000. Mr. Krimbill is a director of the National Propane Gas Association, (the "NPGA").

         James E. Bertelsmeyer. Mr. Bertelsmeyer has over 25 years of experience in the propane industry, including six years as President of Buckeye Gas Products Company, at the time the nation's largest retail propane marketer. Mr. Bertelsmeyer served as Chief Executive Officer of Heritage since its formation until the election of H. Michael Krimbill in March 2000. Mr. Bertelsmeyer began his career with Conoco Inc. where he spent ten years in positions of increasing responsibility in the pipeline and gas products departments. Mr. Bertelsmeyer has been a director of the NPGA for the past 25 years, and is a former president of the NPGA.

         R. C. Mills. Mr. Mills has over 40 years of experience in the propane industry. Mr. Mills joined Heritage in 1991 as Executive Vice President and Chief Operating Officer. Before coming to Heritage, Mr. Mills spent 25 years with Texgas Corporation and its successor, Suburban Propane, Inc. At the time he left Suburban in 1991, Mr. Mills was Vice President of Supply and Wholesale.

         Michael L. Greenwood. Mr. Greenwood became Heritage's Vice President, Chief Financial Officer, Secretary and Treasurer on July 1, 2002. Prior to joining Heritage, Mr. Greenwood was Senior Vice President, Chief Financial Officer and Treasurer for Alliance Resource Partners, L.P., a publicly traded master limited partnership involved in the production and marketing of coal. Mr. Greenwood brings to Heritage over 20 years of diverse financial and management experience in the energy industry during his career with several major public energy companies including MAPCO Inc., Penn Central Corporation, and The Williams Companies.

         Bradley K. Atkinson. Mr. Atkinson joined Heritage on April 16, 1998 as Vice President of Administration. Prior to joining Heritage, Mr. Atkinson spent twelve years with MAPCO/Thermogas, eight of which were spent in the acquisitions and business development of Thermogas. Mr. Atkinson was promoted to Vice President of Corporate Development in August 2000.

         Mark A. Darr. Mr. Darr has 17 years in the propane industry. Mr. Darr joined Heritage in 1991 and has held various positions including District Manager and Vice President and Regional Manager before his election to Vice President - Southern Operations, in July 2000. Prior to joining Heritage, Mr. Darr held various positions with Texgas Corporation, and its successor, Suburban Propane. He is a past President of the Florida Propane Gas Association, the Florida Director of the NPGA, and a member of the LP Gas Bureau State Advisory Council

         Thomas H. Rose. Mr. Rose has 26 years of experience in the propane industry. Mr. Rose joined Heritage in November 1994 as Vice President and Regional Manager. Prior to joining Heritage, Mr. Rose held Regional Manager positions with Texgas Corporation, its successor, Suburban Propane, and later Vision Energy of Florida. Mr. Rose was appointed Vice President - Northern Operations in July 2000.

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

         Bill W. Byrne. Mr. Byrne is the principal of Byrne & Associates, LLC, a gas liquids consulting group based in Tulsa, Oklahoma, and has held that position since 1992. Prior to that time, he served as Vice President of Warren Petroleum Company, the gas liquids division of Chevron Corporation, from 1982-1992. Mr. Byrne has served as a director of Heritage since 1992, is a member of both the Independent Committee and the Compensation Committee, and is Chairman of the Audit Committee. Mr. Byrne is a former president and director of the NPGA.

         J. Charles Sawyer. Mr. Sawyer is the President and Chief Executive Officer of Computer Energy, Inc., a provider of computer software to the propane industry since 1981. Mr. Sawyer is also the President and Chief

Executive Officer of Sawyer Cellars. Mr. Sawyer was Chief Executive Officer of Sawyer Gas Co., a regional propane distributor, until it was purchased by Heritage in 1991. Mr. Sawyer has served as a director of Heritage since 1991 and is a member of both the Independent Committee and the Audit Committee. Mr. Sawyer is a former president and director of the NPGA.

         Stephen L. Cropper. Mr. Cropper spent 25 years with The Williams Companies before retiring in 1998, as President and Chief Executive Officer of Williams Energy Services. Mr. Cropper is a director of Rental Car Finance Corp. and Berry Petroleum. He also serves as a director and member of the compensation committees of Sun Logistics and QuikTrip Corporation. Mr. Cropper has served as a director of Heritage since April 2000 and is a member of the both the Independent Committee and the Audit Committee.

         J. Patrick Reddy. Mr. Reddy is the Senior Vice President and Chief Financial Officer of Atmos Energy and has held that position since October 2000. Prior to being named to that position, Mr. Reddy served as Atmos Energy's Senior Vice President, Chief Financial Officer and Treasurer from March 2000 to September 2000, and its Vice President of Corporate Development and Treasurer during the period from December 1998 to April 2000. Prior to joining Atmos Energy in August 1998 as Vice President, Corporate Development, Mr. Reddy held a number of management positions with Pacific Enterprises, Inc. during the period from 1980 to 1998, including Vice President, Planning & Advisory Services from 1995 to August 1998. Mr. Reddy has served as a director of Heritage since August 2000 and is a member of the Compensation Committee.

         Royston K. Eustace. Mr. Eustace is the Senior Vice President of Business Development for TECO, and has held that position since 1998. Mr. Eustace has also served as the President of TECO Coalbed Methane since 1991 and as the President of TECO Oil & Gas since 1995. Mr. Eustace joined TECO in 1987 as its Vice President of Strategic Planning and Business Development. Mr. Eustace has served as a director of Heritage since August 2000 and is Chairman of the Compensation Committee.

         William N. Cantrell. Mr. Cantrell currently serves as President of several TECO companies engaged in natural gas distribution, gas marketing, and energy services, including Peoples Gas System, TECO Solutions and TECO Partners, Inc. Mr. Cantrell has been employed with TECO since 1975. At the time of the formation of U.S. Propane, Mr. Cantrell was the President of Peoples Gas Company, a regional propane distributor serving the Florida market. Mr. Cantrell has served as a director of Heritage since August 2000.

         Clayton H. Preble. Mr. Preble is the Senior Vice President of AGL Resources, Inc. ("AGL") and has held that position since June 1999. Prior to being named to that position, Mr. Preble served as the Senior Vice President - Direct Marketing of SouthStar Energy Services, L.L.C. and as the President of The Energy Spring, Inc., both affiliates of AGL. Mr. Preble joined AGL in 1970 and served in various executive capacities prior to these positions. Mr. Preble served as a director of Heritage from August 2000 until his resignation in October 2002.

         David J. Dzuricky. Mr. Dzuricky is the Senior Vice President and Chief Financial Officer of Piedmont Natural Gas and has served in that capacity since May 1995. Prior to being named to that position, Mr. Dzuricky held a variety of executive officer positions with Consolidated Natural Gas Company during the period from 1982 to 1995. Mr. Dzuricky has served as a director of Heritage since August 2000.

         JD Woodward III. Mr. Woodward has served as Senior Vice President of Non Utility Operations of Atmos Energy since April 2001, and is responsible for Atmos Energy's non-regulated business activities. Prior to being named to that position, Mr. Woodward held the position of President of Woodward Marketing, LLC, in Houston, Texas from January 1995 to March 2001. Mr. Woodward was named a director of Heritage in October 2001.

         Richard T. O'Brien. Mr. O'Brien is Executive Vice President and Chief Financial Officer of AGL Resources and has held that position since May 2001. Prior to being named to that position, he was Vice President of Mirant (formerly Southern Energy) and President of Mirant Capital Management, LLC from March 2000 to April 2001 in Atlanta, Georgia. Prior to that time, Mr. O'Brien held various executive positions with PacifiCorp in Portland, Oregon during the period from 1983 to 2000. Mr. O'Brien was named a director of Heritage October 2001.

Kevin M. O'Hara. Mr. O'Hara is Vice President of Corporate Planning for Charlotte-based Piedmont Natural Gas. Mr. O'Hara joined Piedmont Natural Gas in 1987 and his current responsibilities include the development and implementation of corporate strategies related to system expansion and organization development. In addition, Mr. O'Hara has responsibility for non-regulated business activities of Piedmont Natural Gas. His prior work experience was with Andersen Consulting (now Accenture) where he started his career in their Chicago office. Mr. O'Hara was elected a director of Heritage in April 2002.

         Andrew W. Evans. Mr. Evans is the Vice President of Finance and Treasurer of AGL Resources. He has held that position since May 2002. Prior thereto Mr. Evans was with Mirant Corporation where he served as Vice President of Corporate Development for Mirant Americas business unit, and prior to that Vice President and Treasurer for Mirant Americas. During his tenure with Mirant, he oversaw market analysis and structured product development for the energy marketing business. He also served as Director of Finance for Mirant's trading business, Mirant Americas Energy Marketing. Prior to Mirant, Evans was employed by the Cambridge, MA office of National Economic Research Associates and the Federal Reserve Bank of Boston. Mr. Evans was named a director of Heritage in October 2002.

COMPENSATION OF THE GENERAL PARTNER

         The General Partner does not receive any management fee or other compensation in connection with its management of the Partnership and the Operating Partnership. The General Partner and its affiliates performing services for the Partnership and the Operating Partnership are reimbursed at cost for all expenses incurred on behalf of Heritage, including the costs of compensation allocable to Heritage, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, Heritage.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES AND EXCHANGE ACT

         Section 16(a) of the Securities and Exchange Act of 1934 requires the Partnership's officers and directors, and persons who own more than 10% of a registered class of the Partnership's equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than 10% Unitholders are required by SEC regulations to furnish the General Partner with copies of all Section 16(a) forms.

         Based solely on the Partnership's review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5s were required for those persons, the Partnership believes that during fiscal year ending August 31, 2002, all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were met in a timely manner.

ITEM 11.      EXECUTIVE COMPENSATION.

         The following table sets forth the annual salary, bonus and all other compensation awards and payouts for each of the past three fiscal years earned by: (i) all persons serving as the Chief Executive Officer of the General Partner of the Partnership during fiscal year 2002; (ii) the four next highly compensated executive officers other than the Chief Executive Officer, who served as executive officers of the General Partner of the Partnership during fiscal year 2002 and (iii) any persons who would have been reported had they been an executive officer of the General Partner of the Partnership at the end of fiscal year 2002.

                                                                            OTHER ANNUAL       ALL OTHER
                                                                BONUS       COMPENSATION     COMPENSATION
   NAME AND PRINCIPAL POSITION        YEAR        SALARY         (1)             (2)              (3)
----------------------------------- ---------- ------------- ------------ ----------------- -----------------

James E. Bertelsmeyer                 2002      $  193,500   $        -     $       501       $         -
   Chairman of the Board              2001         193,500            -             400                 -
                                      2000         387,297            -             695           129,306

H. Michael Krimbill                   2002      $  350,000   $  350,000     $       242       $         -
   President and Chief                2001         350,000      280,000             242                 -
   Executive Officer                  2000         251,678            -             193           214,838

R. C. Mills                           2002      $  335,000   $  350,000     $     1,700       $         -
   Executive Vice President           2001         335,000      280,000           1,066                 -
   and Chief Operating Officer        2000         244,732            -             822           129,306

Michael L. Greenwood (4)              2002      $  240,000   $        -     $         -       $         -
   Vice President and                 2001               -            -               -                 -
   Chief Financial Officer            2000               -            -               -                 -

Larry J. Dagley (5)                   2002      $  325,000   $  350,000     $       372       $   227,715
   Vice President and                 2001         325,000      280,000             372                 -
   Chief Financial Officer            2000               -            -               -                 -

Bradley K. Atkinson                   2002      $  220,000   $  410,944     $       158       $         -
   Vice President -                   2001         200,000      280,000             145                 -
   Corporate Development              2000         134,836      125,000              72           131,718

(1) Bonuses are earned based on the results of operations for each fiscal year. The payment in any one fiscal year is limited and the excess bonus earned is deferred until the next fiscal year.

(2)      Consists of life insurance premiums.

(3) Consists of the value of Common Units issued pursuant to the vesting rights of the Restricted Unit Plan.

(4) Mr. Greenwood was named Chief Financial Officer in July of 2002. Mr. Greenwood's 2002 salary was annualized.

(5) Mr. Dagley resigned from the position of Chief Financial Officer as of June 30, 2002.

EMPLOYMENT AGREEMENTS

         The General Partner has entered into employment agreements (the "Employment Agreements") with Messrs. Bertelsmeyer, Krimbill, Mills, Atkinson, Weishahn, Rose, and Darr. The summary of such Employment Agreements contained herein does not purport to be complete and is qualified in its entirety by reference to the Employment Agreements, which have been filed previously as exhibits.

         The Employment Agreement for Mr. Bertelsmeyer had an initial term of two years starting August 2000, with an annual base salary of $193,500. At the expiration of the term on August 10, 2002, Mr. Bertelsmeyer's employment agreement became "at will." The Employment Agreements for Messrs. Krimbill, Mills, Atkinson, Weishahn, Rose, and Darr (each an "Executive") have an initial term of three years starting August 2000. However, for each Executive with the three year Employment Agreement, beginning on the second anniversary of the effective date and on each day thereafter the expiration date shall be automatically extended one additional day unless either party (i) shall give written notice to the other that the Term shall cease to be so extended beginning immediately after the date of such notice or (ii) shall give a Notice of Termination to the other by delivering notice to the Chairman of the Board, or in the event of the Executive's death. The Employment Agreements for each of Messrs, Krimbill, Mills, Atkinson, Weishahn, Rose, and Darr, provide for an annual base salary of $350,000, $335,000, $200,000, $150,000, $135,000, and
$135,000, respectively. The Board shall review the Base Salary at least annually and may adjust the amount of the Base Salary at any time, as the Board may deem appropriate in its sole discretion; provided, however, that in no event may the Base Salary be decreased below the above stated amount without the prior written consent of the employee. The Employment Agreements provide for the Executives to participate in bonus and incentive plans. The Employment Agreements also provide for the Executive and, where applicable, the Executive's dependents, to have the right to participate in benefit plans made available to other executives of Heritage including the Restricted Unit Plan and the Long-Term Incentive Plan described below.

         The Employment Agreements provide that in the event of a change of control of the ownership of the General Partner or in the event an Executive (i) is involuntarily terminated (other than for "misconduct" or "disability") or
(ii) voluntarily terminates employment for "good reason" (as defined in the agreements), such Executive will be entitled to continue receiving his base salary and to participate in all group health insurance plans and programs that may be offered to executives of the General Partner for the remainder of the term of the Employment Agreement or, if earlier, the Executive's death, and the Executive will vest immediately in the Minimum Award of the number of Common Units to which the Executive is entitled under the Long Term Incentive Plan to the extent not previously awarded, and if the executive is terminated as a result of the foregoing, all restrictions on the transferability of the units purchased by such executive under the Subscription Agreement dated as of June 15, 2000, previously filed as an exhibit, shall automatically lapse in full on such date. Each Employment Agreement also provides that if any payment received by an Executive is subject to the 20% federal excise tax under Section 4999(a) of the Code of the Internal Revenue Service, the Payment will be grossed up to permit the Executive to retain a net amount on an after-tax basis equal to what he would have received had the excise tax and all other federal and state taxes on such additional amount not been payable. In addition, each Employment Agreement contains non-competition and confidentiality provisions.

RESTRICTED UNIT PLAN

         The Partnership adopted the Amended and Restated Restricted Unit Plan dated August 10, 2000, amended February 4, 2002 as the Second Amended and Restated Restricted Unit Plan. (the "Restricted Unit Plan"), previously filed as exhibits, for certain directors and key employees of the General Partner and its affiliates. The Restricted Unit Plan covers rights to acquire 146,000 Common Units. The right to acquire the Common Units under the Restricted Unit Plan, including any forfeiture or lapse of rights are available for grant to key employees on such terms and conditions (including vesting conditions) as the Compensation Committee of the General Partner shall determine. Each director shall automatically receive a Director's grant with respect to 500 Common Units on each September 1 that such person continues as a director. Newly elected directors are also entitled to receive a grant with respect to 2,000 Common Units upon election or appointment to the Board. Directors who are employees of U.S. Propane, TECO, Atmos Energy, Piedmont Natural Gas or AGL Resources or their affiliates are not entitled to receive a Director's grant of Common Units. Messrs. Bertelsmeyer and Krimbill are not entitled to receive a Director's Grant of Common Units but my receive Common Units as employees. Generally, the rights to acquire the Common Units granted will vest upon the occurrence of specified performance objectives established by the Compensation Committee at the time designations of grants are made, or if later, the three-year anniversary of the grant date. In the event of a "change of control" (as defined in the Restricted Unit Plan), all rights to acquire Common Units pursuant to the Restricted Unit Plan will immediately vest.

         Common Units to be delivered upon the "vesting" of rights may be Common Units acquired by the Partnership in the open market, Common Units already owned by the General Partner, Common Units acquired by the General Partner directly from the Partnership or any other person, or any combination of the foregoing. Although the Restricted Unit Plan permits the grant of distribution equivalent rights to key employees, it is anticipated that until such Common Units have been delivered to a participant, such participant shall not be entitled to any distributions or allocations of income or loss and shall not have any voting or other rights in respect of such Common Units.

         The Board of Directors, in its discretion may terminate the Restricted Unit Plan at any time with respect to any Common Units for which a grant has not therefore been made. The Board will also have the right to alter or amend the Restricted Unit Plan or any part thereof from time to time; provided, however, that no change in any Restricted Unit may be made that would impair the rights of the participant without the consent of such participant.

         The issuance of the Common Units pursuant to the Restricted Unit Plan is intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation in respect of the Common Units. Therefore, no consideration will be payable by the plan participants upon vesting and issuance of the Common Units. As of August 31, 2002, 26,900 restricted units granted to non-employee directors and key employees were outstanding. Compensation expense of $0.4 million and $0.3 million was recognized for fiscal year 2002 and fiscal year 2001, respectively. See Note 6 --"Partners' Capital" to the Consolidated Financial Statements, beginning on page F-1 of this report. Compensation expense of $0.3 million was recognized in Predecessor Heritage's financial statements for the period ended August 9, 2000 and $0.3 million for fiscal year 1999. See
Note 5 --"Partners' Capital" of Predecessor Heritage's Consolidated Financial Statements beginning on page F-31 of this report.

         No grants of Common Units to persons serving as executive officers of the Partnership were made in the last fiscal year. At the time of his resignation as an executive officer, 10,000 Common Units were issued to Larry J. Dagley, the proportionate share of the maximum 15,000 units he would have been entitled to receive under the Restricted Unit Plan.

LONG-TERM INCENTIVE PLAN

         Effective September 1, 2000, the Partnership adopted a long-term incentive plan whereby units will be awarded to the Executive Officers and other employees at its discretion based on achieving certain targeted levels of Distributed Cash (as defined in the Long Term Incentive Plan) per unit. Awards under the program will be made starting in 2003 based upon the average of the prior three years Distributed Cash per unit. A minimum of 250,000 units and if targeted levels are achieved, a maximum of 500,000 units will be awarded under the Long Term Incentive Plan. Compensation expense of $1.5 and $0.8 million was recognized for fiscal years 2002 and 2001, respectively.

COMPENSATION OF DIRECTORS

         The Partnership currently pays no additional remuneration to its employees for serving as directors of the General Partner. Under the Restricted Unit Plan, directors other than directors who are employees of U.S. Propane, Atmos Energy, AGL Resources, TECO and Piedmont Natural Gas, or their affiliates, will be awarded 500 of these restricted units annually, and newly elected directors receive an initial award of 2,000 restricted units. The General Partner will pay each of its non-employee and nonaffiliated directors $10,000 annually, plus $1,000 per board meeting attended and $500 per committee meeting attended. Each of the members of the Independent Committee received a payment of $10,000 during fiscal year 2002, as payment for services and expenses rendered in conjunction with the Partnership's evaluation of potential acquisition candidates. All expenses associated with compensation of directors will be reimbursed to the General Partner by the Partnership.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors determines compensation of the executive officers. Royston K. Eustace, Bill W. Byrne, and
J. Patrick Reddy served as members of the Compensation Committee of the Board of Directors of Heritage Holdings and as members of the Compensation Committee of the Board of Directors of USPLLC beginning February 4, 2002.


ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of October 31, 2002, regarding the beneficial ownership of the Partnership's securities by certain beneficial owners and all directors and named executive officers, both individually and as a group. The General Partner knows of no other person not disclosed herein beneficially owning more than 5% of the Partnership's Common Units.

HERITAGE PROPANE PARTNERS, L.P. UNITS

                                     NAME AND ADDRESS (1)                BENEFICIALLY              PERCENT OF
TITLE OF CLASS                        OF BENEFICIAL OWNER                  OWNED (2)                  CLASS
--------------                      ----------------------             -----------------         -------------
Common Units                        James E. Bertelsmeyer (3)              1,104,397                  6.98%
                                    H. Michael Krimbill (3)                  322,559                  2.04
                                    R.C. Mills (3)                           328,009                  2.07

                                     NAME AND ADDRESS (1)                 BENEFICIALLY             PERCENT OF
TITLE OF CLASS                        OF BENEFICIAL OWNER                   OWNED (2)                 CLASS
--------------                      ----------------------             -----------------         -------------
                                    Michael L. Greenwood                      10,000                    *
                                    Larry J. Dagley (6)                       16,000                    *
                                    Bradley K. Atkinson                       13,600                    *
                                    Bill W. Byrne                             77,657                    *
                                    J. Charles Sawyer                         68,157                    *
                                    Stephen L. Cropper                         5,000                    *
                                    J. Patrick Reddy                               -                    *
                                    Royston K. Eustace                             -                    *
                                    William N. Cantrell                            -                    *
                                    Ware F. Schiefer (4)                           -                    *
                                    David J. Dzuricky                              -                    *
                                    Clayton H. Preble (4)                          -                    *
                                    J.D. Woodward                                  -                    *
                                    Richard T. O'Brien                             -                    *
                                    Kevin M. O'Hara (4)                            -                    *
                                    Andrew W. Evans (4)                            -                    *
                                    All Directors and Executive
                                      Officers as a group
                                      (20 persons)                         2,018,494                12.76%
                                    Heritage Holdings, Inc. (5)            4,426,916                27.99%
                                    U.S. Propane L.P. (5)                    212,720                 1.34%




*        Less than one percent (1%)

(1)      The address for Mr. Krimbill, Mr. Greenwood, and Mr. Atkinson is 8801
         S. Yale, Suite 310, Tulsa, Oklahoma 74137. The address for U.S. Propane, L.P. is 702 N. Franklin Street, Tampa, Florida 33602. The address for each of Messrs. Bertelsmeyer, and Mills is 5000 Sawgrass Village Circle, Suite 4, Ponte Vedra Beach, Florida 32082. The address for Heritage Holdings is c/o Brett Stovern, AGL Resources, Inc., 817 W. Peachtree St., Atlanta, Georgia 30308.

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

(3) Each of Messrs. Bertelsmeyer, Byrne, Mills, and Krimbill shares Voting and Investment Power on a portion of their respective units with his spouse.

(4) Mr. O'Hara replaced Mr. Schiefer effective April 24, 2002, and Mr. Evans replaced Mr. Preble on the Board of Directors effective October 1, 2002.

(5) U.S. Propane, L.P. owns 100% of the common stock of Heritage Holdings, and may be deemed to beneficially own the Common Units owned by Heritage Holdings. AGL Propane Services, Inc., United Cities Propane Gas, Inc., TECO Propane Ventures, LLC and Piedmont Propane Company own a 22.358%, 18.968%, 37.976% and 20.688%, respectively, limited partner interest in U.S. Propane, L.P. U.S. Propane, L.L.C. is the General Partner of U.S. Propane, L.P. with a 0.01% general partner interest. The members of U.S. Propane L.L.C. and their respective membership interest is as follows:


                  AGL Energy Corporation                22.36%
                  United Cities Propane Gas, Inc.       18.97%
                  TECO Propane Ventures, LLC            37.98%
                  Piedmont Propane Company              20.69%

(6) Mr. Dagley was not an executive officer as of August 31, 2002, having resigned as such in June of 2002.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Computer Energy, Inc., ("Computer Energy") is a provider of computer software to the propane industry. During fiscal year 2002, purchases of computer software and/or additional licenses from Computer Energy were made by and utilized in Heritage's propane operations. The total amount of purchases made by Heritage in fiscal year 2002 did not exceed $30,000, and were made under terms no less favorable than those available from other computer software providers.
J. Charles Sawyer is the President and owner of 50% of the stock of Computer Energy. The Board of Directors has determined that Mr. Sawyer's stock ownership of Computer Energy and its relationship as a supplier of computer software to Heritage is not significant and does not affect his independence as a director of the General Partner of the Partnership.

         Heritage has entered into an agreement with TECO Partners, Inc. ("TECO Partners") whereby TECO Partners will provide services relating to the securing of new propane customers in Heritage's Florida regional operations area. Under the agreement, TECO Partners receives commissions upon the procuring of new propane customers for Heritage. The terms of the agreement are no less favorable to Heritage than those available from other parties providing similar services. During fiscal year 2002, TECO Partners received commissions of less than $180,000.

                                     PART IV

ITEM 14.     CONTROLS AND PROCEDURES

         The Partnership maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Within 90 days prior to the filing date of this report, an evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures. Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, concluded that the Partnership's disclosure controls and procedures were adequate and effective as of August 31, 2002. No significant changes in the Partnership's internal controls or in other factors have occurred that could significantly affect controls subsequent to August 31, 2002.


ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT OF FORM 8-K.

(A)      1.  FINANCIAL STATEMENTS.

         See "Index to Financial Statements" set forth on page F-1.


         2.  FINANCIAL STATEMENT SCHEDULES.

                  None.

         3.  EXHIBITS.

         See "Index to Exhibits" set forth on page E-1.

(B)      REPORTS ON FORM 8-K.

                  The Registrant filed two reports on Form 8-K during the three months ended August 31, 2002.

                  Form 8-K dated July 10, 2002, was filed to report a change in the registrant's independent auditor. Based on the recommendation of the Audit Committee, the Board of Directors of the Partnership approved the dismissal of its independent auditors Arthur Andersen LLP and engaged the firm of Grant Thornton LLP as its new independent auditors for the fiscal year ended August 31, 2002, on July 8, 2002.

                  Form 8-K dated July 12, 2002, filed as exhibits the financial statements of U.S. Propane, L.P. and subsidiaries, as the General Partner of the Partnership

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           HERITAGE PROPANE PARTNERS, L.P.

                           By U.S. Propane L.P, its General Partner.
                           By U.S. Propane, L.L.C., its General Partner

                           By: /s/ H. Michael Krimbill
                               ----------------------------------------
                               H. Michael Krimbill
                               President and Chief Executive Officer and officer duly authorized to sign on behalf of the registrant

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


              SIGNATURE                                 TITLE                                  DATE
              ---------                                 -----                                  ----
/s/  H. Michael Krimbill                    President and Chief Executive               November 26, 2002
-------------------------                   Officer and Director
H. Michael Krimbill                         (Principal Executive Officer)


/s/  James E. Bertelsmeyer                  Chairman of the Board and                   November 26, 2002
--------------------------                  Director
James E. Bertelsmeyer

/s/  Michael L. Greenwood                   Vice President and Chief                    November 26, 2002
--------------------------                  Financial Officer (Principal Financial
Michael L. Greenwood                        and Accounting Officer)


/s/  Bill W. Byrne                          Director                                    November 26, 2002
--------------------------
Bill W. Byrne

/s/  J. Charles Sawyer                      Director                                    November 26, 2002
--------------------------
J. Charles Sawyer

/s/  Stephen L. Cropper                     Director                                    November 26, 2002
--------------------------
Stephen L. Cropper

/s/  J. Patrick Reddy                       Director                                    November 26, 2002
--------------------------
J. Patrick Reddy

/s/  Royston K. Eustace                     Director                                    November 26, 2002
--------------------------
Royston K. Eustace

/s/  William N. Cantrell                    Director                                    November 26, 2002
--------------------------
William N. Cantrell

/s/  Kevin M. O'Hara                        Director                                    November 26, 2002
--------------------------
Kevin M. O'Hara

              SIGNATURE                                 TITLE                                  DATE
              ---------                                 -----                                  ----
/s/  David J. Dzuricky                      Director                                    November 26, 2002
  ---------------------------
David J. Dzuricky

/s/  Andrew W. Evans                        Director                                    November 26, 2002
   --------------------------
Andrew W. Evans

/s/  J.D. Woodward                          Director                                    November 26, 2002
   --------------------------
J.D. Woodward

/s/  Richard T. O'Brien                     Director                                    November 26, 2002
   --------------------------
Richard T. O'Brien

                CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER

I, H. Michael Krimbill, certify that:

1. I have reviewed this annual report on Form 10-K of Heritage Propane Partners, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 26, 2002


                                           /s/  H. Michael Krimbill
                                           H. Michael Krimbill
                                           President and Chief Executive Officer

                CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER

I, Michael L. Greenwood, certify that:

         1. I have reviewed this annual report on Form 10-K of Heritage Propane Partners, L.P.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  November 26, 2002


                                   /s/  Michael L. Greenwood
                                   Michael L. Greenwood
                                   Vice President and Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
            (FORMERLY PEOPLES GAS COMPANY AND SURVIVING LEGAL ENTITY
             IN THE SERIES OF TRANSACTIONS WITH U.S. PROPANE, L.P.)

                                                                                                               PAGE

        Report of Independent Certified Public Accountants (Fiscal Years 2002 and 2001).........................F-2

        Report of Independent Public Accountants (Period Ended August 31, 2000 and Fiscal Year 1999)............F-3

        Consolidated Balance Sheets -
         August 31, 2002 and 2001...............................................................................F-4

        Consolidated Statements of Operations -
         Years Ended August 31, 2002 and 2001,
         Eight Months Ended August 31, 2000 and 1999 (unaudited) and
         Year Ended December 31, 1999 ..........................................................................F-5

        Consolidated Statements of Comprehensive Income (Loss) -
         Years Ended August 31, 2002 and 2001,
         Eight Months Ended August 31, 2000 and 1999 (unaudited) and
         Year Ended December 31, 1999...........................................................................F-6

        Consolidated Statements of Partners' Capital -
         Years Ended August 31, 2002 and 2001,
         Eight Months Ended August 31, 2000 and
         Year Ended December 31, 1999 ..........................................................................F-7

        Consolidated Statements of Cash Flows -
         Years Ended August 31, 2002 and 2001
         Eight Months Ended August 31, 2000
         Year Ended December 31, 1999...........................................................................F-8

        Notes to Consolidated Financial Statements.............................................................F-10


    HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES (PREDECESSOR HERITAGE)
          (THE PROPANE OPERATIONS OF HERITAGE PROPANE PARTNERS, L.P.,
          PRIOR TO THE SERIES OF TRANSACTIONS WITH U.S. PROPANE, L.P.)

        Report of Independent Public Accountants...............................................................F-31

        Consolidated Statement of Operations -
                  Period Ended August 9, 2000 .................................................................F-32

        Consolidated Statement of Partners' Capital -
                  Period Ended August 9, 2000 .................................................................F-33

        Consolidated Statement of Cash Flows -
                  Period Ended August 9, 2000 .................................................................F-34

        Notes to Consolidated Financial Statements.............................................................F-35

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Partners of
Heritage Propane Partners, L.P.

We have audited the accompanying consolidated balance sheets of Heritage Propane Partners, L.P. (a Delaware limited partnership) and subsidiaries, formerly Peoples Gas Company, as of August 31, 2002 and 2001 and the related consolidated statements of operations, comprehensive income (loss), partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Propane Partners, L.P. and subsidiaries as of August 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 2 to the consolidated financial statements, effective September 1, 2001, the Partnership changed its method of accounting for goodwill and other intangible assets to adopt the requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/  Grant Thornton LLP






Tulsa, Oklahoma
October 25, 2002

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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                         (FORMERLY PEOPLES GAS COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                                       AUGUST 31,        AUGUST 31,
                                                                         2002               2001
                                                                      -----------      -------------
                              ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                          $     4,591      $       5,626
   Marketable securities                                                    2,564              4,239
   Accounts receivable, net of allowance for doubtful accounts             30,898             40,221
   Inventories                                                             48,187             66,814
   Assets from liquids marketing                                            2,301              6,465
   Prepaid expenses and other                                               6,846             14,898
                                                                      -----------      -------------
     Total current assets                                                  95,387            138,263

PROPERTY, PLANT AND EQUIPMENT, net                                        400,044            394,742
INVESTMENT IN AFFILIATES                                                    7,858              6,920
GOODWILL, net of amortization prior to adoption of SFAS No. 142           155,735            153,404
INTANGIBLES AND OTHER ASSETS, net                                          58,240             64,838
                                                                      -----------      -------------

     Total assets                                                     $   717,264      $     758,167
                                                                      ===========      =============


                 LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Working capital facility                                           $    30,200      $       19,900
   Accounts payable                                                        40,929              43,164
   Accounts payable to related companies                                    5,002               7,937
   Accrued and other current liabilities                                   23,962              33,404
   Liabilities from liquids marketing                                       1,818               7,130
   Current maturities of long-term debt                                    20,158              16,120
                                                                      -----------      --------------
     Total current liabilities                                            122,069             127,655

LONG-TERM DEBT,  less current maturities                                  420,021             423,748
MINORITY INTERESTS                                                          3,564               5,350
                                                                      -----------      --------------

     Total liabilities                                                    545,654             556,753
                                                                      -----------      --------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
   Common Unitholders (15,815,847 and 14,260,316 units issued and
     outstanding at August 31, 2002 and 2001, respectively)               173,677             190,548
   Class B Subordinated Unitholders (1,382,514 units issued and
     outstanding at August 31, 2001)                                            -              15,532
   Class C Unitholders (1,000,000 units issued and outstanding at
     August 31, 2002 and 2001)                                                  -                   -
   General Partner                                                          1,585               1,875
   Accumulated other comprehensive loss                                    (3,652)             (6,541)
                                                                      -----------      --------------
     Total partners' capital                                              171,610             201,414
                                                                      -----------      --------------

     Total liabilities and partners' capital                          $   717,264      $      758,167
                                                                      ===========      ==============






        The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                         (FORMERLY PEOPLES GAS COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per unit and unit data)


                                                                                                    FOR THE YEAR
                                                  FOR  THE YEARS          FOR THE EIGHT MONTHS          ENDED
                                                  ENDED AUGUST 31,          ENDED AUGUST 31,         DECEMBER 31
                                             -----------------------     -----------------------    -------------
                                                2002          2001          2000          1999          1999
                                             ---------     ---------     ---------     ---------    -------------
                                                                                     (Unaudited)
REVENUES:
   Retail fuel                              $  365,334    $  440,527    $   43,815    $   21,766   $       34,045
   Wholesale fuel                               41,204        59,879         3,807             -                -
   Liquids marketing                           159,607       172,875        12,262             -                -
   Other                                        55,245        42,172         3,188             -                -
                                            ----------    ----------    ----------    ----------   --------------
     Total revenues                            621,390       715,453        63,072        21,766           34,045
                                            ----------    ----------    ----------    ----------   --------------

COSTS AND EXPENSES:
   Cost of products sold                       238,185       306,556        29,962         8,467           14,849
   Liquids marketing                           159,065       171,478        11,538             -                -
   Operating expenses                          133,203       126,849        16,581         8,596           13,223
   Depreciation and amortization                36,998        40,431         4,686         2,037            3,088
   Selling, general and administrative          12,978        15,716         1,019             -                -
                                            ----------    ----------    ----------    ----------   --------------
     Total costs and expenses                  580,429       661,030        63,786        19,100           31,160
                                            ----------    ----------    ----------    ----------   --------------

OPERATING INCOME (LOSS)                         40,961        54,423          (714)        2,666            2,885

OTHER INCOME (EXPENSE):
   Interest expense                            (37,341)      (35,567)       (2,409)            -                -
   Equity in earnings (losses) of                1,338         1,250           (67)            -                -
   affiliates
   Gain on disposal of assets                      812           812           121             -                -
   Other                                          (294)         (394)         (478)           11               10
                                            -----------   -----------   -----------   ----------   --------------

INCOME (LOSS) BEFORE MINORITY
  INTERESTS AND INCOME TAXES                     5,476        20,524        (3,547)        2,677            2,895

   Minority interests                             (574)         (814)           80             -                -
                                            -----------   -----------   ----------    ----------   --------------

INCOME (LOSS) BEFORE INCOME TAXES                4,902        19,710        (3,467)        2,677            2,895

   Income taxes                                      -             -           379         1,035            1,127
                                            ----------    ----------    ----------    ----------   --------------

NET INCOME (LOSS)                                4,902        19,710        (3,846)        1,642            1,768


GENERAL PARTNER'S INTEREST IN  NET
  INCOME (LOSS)                                    918           831           (46)            4                4
                                            ----------    ----------    -----------   ----------   --------------

LIMITED PARTNERS' INTEREST IN NET
  INCOME (LOSS)                             $    3,984    $   18,879    $   (3,800)   $    1,638   $        1,764
                                            ==========    ==========    ==========    ==========   ==============

BASIC NET INCOME (LOSS) PER
  LIMITED PARTNER UNIT                      $     0.25    $     1.43    $    (0.37)   $     0.94   $         1.02
                                            ==========    ==========    ==========    ==========   ==============

BASIC AVERAGE NUMBER OF UNITS
  OUTSTANDING                               15,738,621    13,223,184    10,225,387     1,732,271        1,732,271
                                            ==========    ==========   ===========    ==========   ==============

DILUTED NET INCOME (LOSS) PER
  LIMITED PARTNER UNIT                      $     0.25    $     1.42    $    (0.37)   $     0.94   $         1.02
                                            ==========    ==========    ==========    ==========   ==============

DILUTED AVERAGE NUMBER OF UNITS
  OUTSTANDING                               15,777,307    13,254,908    10,225,387     1,732,271        1,732,271
                                           ===========   ===========   ===========    ==========   ==============









        The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                         (FORMERLY PEOPLES GAS COMPANY)

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)




                                                 FOR THE YEARS             FOR THE EIGHT MONTHS
                                                ENDED AUGUST 31,             ENDED AUGUST 31,         YEAR ENDED
                                         ---------------------------     ------------------------    DECEMBER 31,
                                             2002            2001           2000          1999           1999
                                         ------------    -----------     ----------    ----------    ------------
                                                                                        (Unaudited)
Net income (loss)                       $       4,902   $     19,710    $    (3,846)  $     1,642   $      1,768

Other comprehensive income:
   Transition adjustment for adoption
     of SFAS No. 133                                -          5,429              -             -              -
   Change in value of derivative
     instruments                                4,464         (9,893)             -             -              -
   Change in value of
     available-for-sale securities             (1,575)        (2,077)             -             -              -
                                        --------------  -------------   -----------   -----------   ------------

   Comprehensive  income (loss)         $       7,791   $     13,169    $    (3,846)  $     1,642   $      1,768
                                        =============   ============    ============  ===========   ============


RECONCILIATION OF ACCUMULATED OTHER
COMPREHENSIVE INCOME (LOSS)

Balance, beginning of period            $      (6,541)  $          -    $         -   $         -   $          -

Transition adjustment for adoption of
   SFAS No. 133                                     -          5,429              -             -              -
Current period reclassification to
   earnings                                     7,016         (3,844)             -             -              -
Current period change                          (4,127)        (8,126)             -             -              -
                                        --------------  -------------   -----------   -----------   ------------

Balance, end of period                  $      (3,652)  $     (6,541)   $         -   $         -   $          -
                                        ==============  =============   ===========   ===========   ============







        The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                         (FORMERLY PEOPLES GAS COMPANY)
                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                        (in thousands, except unit data)

                                                                NUMBER OF UNITS
                                          ---------------------------------------------------
                                                                       CLASS B                                            CLASS B
                                           COMMON      SUBORDINATED  SUBORDINATED    CLASS C     COMMON    SUBORDINATED SUBORDINATED
                                          ----------   ------------  ------------ -----------   ---------  ------------ ------------
BALANCE, DECEMBER 31, 1998                 1,294,873       437,398           -             -    $  11,659    $   3,898    $       -
Net income                                         -             -           -             -        1,323          441            -
Dividends paid to parent                           -             -           -             -       (1,688)        (563)           -
                                          ----------     ---------   ---------     ---------    ---------    ---------    ---------
BALANCE, DECEMBER 31, 1999                 1,294,873       437,398           -             -       11,294        3,776            -
Dividends paid to parent                           -             -           -             -       (1,132)        (377)           -
Liabilities retained by parent                     -             -           -             -       21,080        7,051            -
Merger with AGL, Atmos, and Piedmont               -             -           -             -       83,410       28,085            -
Merger with Predecessor Heritage           8,379,273     1,414,073   1,382,514     1,000,000       (4,080)     (14,657)      17,167
General Partner capital contribution               -             -           -             -            -            -            -
Other                                              -             -           -             -       (1,502)        (285)        (213)
Net loss                                           -             -           -             -       (2,849)        (463)        (488)
                                          ----------     ---------   ---------     ---------    ---------    ---------    ---------
BALANCE, AUGUST 31, 2000                   9,674,146     1,851,471   1,382,514     1,000,000      106,221       23,130       16,466
Unit distribution                                  -             -           -             -      (23,183)      (4,397)      (3,284)
Issuance of Common Units                   2,500,000             -           -             -       66,046            -            -
Conversion of Phantom Units                   72,050             -           -             -          323            -            -
Issuance of Restricted Common Units          216,917             -           -             -        6,050            -            -
General Partner capital contribution         (54,268)            -           -             -       (1,520)           -            -
Conversion of Subordinated Units           1,851,471    (1,851,471)          -             -       24,214      (24,214)           -
Cumulative effect of the adoption of
  SFAS 133                                         -             -           -             -            -            -            -
Net change in accumulated other
  comprehensive loss per accompanying
  statements                                       -             -           -             -            -            -            -
Other                                              -             -           -             -        1,349            -            -
Net income                                         -             -           -             -       11,048        5,481        2,350
                                          ----------     ---------   ---------     ---------    ---------    ---------    ---------
BALANCE, AUGUST 31, 2001                  14,260,316             -   1,382,514     1,000,000      190,548            -       15,532
Unit distribution                                  -             -           -             -      (38,159)           -       (1,746)
Conversion of Phantom Units                   11,750             -           -             -            -            -            -
Conversion of Subordinated Units           1,382,514             -  (1,382,514)            -       15,137            -      (15,137)
Issuance of units upon conversion of
  minority interest                          162,913             -           -             -        1,729            -            -
General Partner capital contribution          (1,646)            -           -             -          (32)           -            -
Net change in accumulated other
  comprehensive loss per accompanying
  statements                                       -             -           -             -            -            -            -
Other                                              -             -           -             -        1,821            -            -
Net income                                         -             -           -             -        2,633            -        1,351
                                          ----------     ---------   ---------     ---------    ---------    ---------    ---------
BALANCE, AUGUST 31, 2002                  15,815,847             -           -     1,000,000    $ 173,677    $       -    $       -
                                          ==========     =========   =========     =========    =========    =========    =========


                                                                             ACCUMULATED
                                                                                OTHER
                                                              GENERAL       COMPREHENSIVE
                                                CLASS C       PARTNER         INCOME (LOSS)        TOTAL
                                               ----------   -----------   -------------------   -----------
BALANCE, DECEMBER 31, 1998                       $     -      $      39          $       -       $  15,596
Net income                                             -              4                  -           1,768
Dividends paid to parent                               -             (6)                 -          (2,257)
                                                 -------      ----------         ---------       ----------
BALANCE, DECEMBER 31, 1999                             -             37                  -          15,107
Dividends paid to parent                               -             (4)                 -          (1,513)
Liabilities retained by parent                         -             71                  -          28,202
Merger with AGL, Atmos, and Piedmont                   -            843                  -         112,338
Merger with Predecessor Heritage                       -           (523)                 -          (2,093)
General Partner capital contribution                   -            581                  -             581
Other                                                  -            (20)                 -          (2,020)
Net loss                                               -            (46)                 -          (3,846)
                                                 -------      ----------         ---------       ----------
BALANCE, AUGUST 31, 2000                               -            939                  -         146,756
Unit distribution                                      -           (663)                 -         (31,527)
Issuance of Common Units                               -              -                  -          66,046
Conversion of Phantom Units                            -              -                  -             323
Issuance of Restricted Common Units                    -              -                  -           6,050
General Partner capital contribution                   -            768                  -            (752)
Conversion of Subordinated Units                       -              -                  -               -
Cumulative effect of the adoption of
  SFAS 133                                             -              -              5,429           5,429
Net change in accumulated other
  comprehensive loss per accompanying
  statements                                           -              -            (11,970)        (11,970)
Other                                                  -              -                  -           1,349
Net income                                             -            831                  -          19,710
                                                 -------      ---------          ---------       ---------
BALANCE, AUGUST 31, 2001                               -          1,875             (6,541)        201,414
Unit distribution                                      -         (1,240)                 -         (41,145)
Conversion of Phantom Units                            -              -                  -               -
Conversion of Subordinated Units                       -              -                  -               -
Issuance of units upon conversion of
  minority interest                                    -              -                  -           1,729
General Partner capital contribution                   -             32                  -               -
Net change in accumulated other
  comprehensive loss per accompanying
  statements                                           -              -              2,889           2,889
Other                                                  -              -                  -           1,821
Net income                                             -            918                  -           4,902
                                                 -------      ---------          ---------       ---------
BALANCE, AUGUST 31, 2002                         $     -      $   1,585          $  (3,652)      $ 171,610
                                                 =======      =========          =========       =========





        The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                         (FORMERLY PEOPLES GAS COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                           FOR THE
                                                                                         EIGHT MONTHS    FOR THE
                                                                 FOR THE YEARS ENDED        ENDED       YEAR ENDED
                                                                      AUGUST 31,          AUGUST 31,    DECEMBER 31,
                                                                ----------------------   ------------   ------------
                                                                  2002          2001         2000            1999
                                                                ---------    ---------   ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                            $   4,902    $  19,710   $     (3,846)   $     1,768
     Reconciliation of net income (loss) to net cash
       provided by operating activities
     Depreciation and amortization                                 36,998       40,431          4,686          3,088
     Provision for loss on accounts receivable                        887        4,055              -              -
     Gain on disposal of assets                                      (812)        (812)          (121)             -
     Deferred compensation on restricted units and long-term
       incentive plan                                               1,878        1,079            509              -
     Undistributed earnings (losses) of affiliates                   (938)      (1,125)            67              -
     Minority interests                                              (111)         463            700              -
     Deferred income taxes                                              -            -              -            517
     Changes in assets and liabilities, net of effect of
       acquisitions:
       Accounts receivable                                          9,180       (4,533)        (5,109)        (2,051)
       Inventories                                                 17,827      (24,158)        (7,274)          (413)
       Assets from liquids marketing                                4,164       (2,332)        (3,909)             -
       Prepaid and other expenses                                   8,086      (12,331)           142             51
       Intangibles and other assets                                 1,197        1,730              -            (97)
       Accounts payable                                            (4,094)      (3,166)        17,976            511
       Accounts payable to related companies                       (2,935)       4,123          5,057          6,064
       Accrued and other current liabilites                        (5,464)       1,476          5,630            (85)
       Liabilities from liquids marketing                          (5,312)       3,446              -              -
                                                                ---------    ---------    -----------    -----------
         Net cash provided by operating activities                 65,453       28,056         14,508          9,353
                                                                ---------    ---------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired               (19,742)     (94,860)      (177,067)        (1,015)
   Capital expenditures                                           (27,072)     (23,854)        (3,559)        (6,176)
   Proceeds from the sale of assets                                13,336        2,620              -              -
   Investment in marketable securities                                (34)      (6,219)             -              -
   Other                                                               95            -         (2,411)             -
                                                                ---------    ---------    -----------    -----------
         Net cash used in investing activities                    (33,417)    (122,313)      (183,037)        (7,191)
                                                                ---------    ---------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                       164,715      356,748        193,032              -
   Principal payments on debt                                    (156,584)    (295,788)       (67,898)             -
   Net proceeds from issuance of Common Units                           -       66,046         22,924              -
   Net proceeds from issuance of Subordinated Units                     -            -         27,279              -
   Debt issuance costs                                                  -         (441)        (1,052)             -
   Capital contributions                                                -            -            581              -
   Unit distributions                                             (41,145)     (31,527)             -              -
   Dividends paid to parent                                             -            -         (1,513)        (2,257)
   Other                                                              (57)           -              -              -
                                                                ---------    ---------    -----------    -----------
         Net cash provided by (used in) financing activities      (33,071)      95,038        173,353         (2,257)
                                                                ---------    ---------    -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (1,035)         781          4,824            (95)

CASH AND CASH EQUIVALENTS, beginning of period                      5,626        4,845             21            116
                                                                ---------    ---------    -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                        $   4,591    $   5,626    $     4,845    $        21
                                                                =========    =========    ===========    ===========

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                         (FORMERLY PEOPLES GAS COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                          FOR THE EIGHT   FOR THE
                                                                  FOR THE YEARS ENDED    MONTHS ENDED    YEAR ENDED
                                                                      AUGUST 31,          AUGUST 31,    DECEMBER 31,
                                                                ----------------------
                                                                   2002         2001          2000           1999
                                                                ---------    ---------    -----------    -----------
NONCASH FINANCING ACTIVITIES:
   Notes payable incurred on noncompete agreements              $   2,737    $  10,030    $       809    $       200
                                                                =========    =========    ===========    ===========
   Issuance of Common Units upon conversion of
     minority interest                                          $   1,729    $       -    $         -    $         -
                                                                =========    =========    ===========    ===========
   General Partner capital contribution                         $       -    $    (752)   $         -    $         -
                                                                =========    =========    ===========    ===========
   Issuance of Restricted Common Units                          $       -    $   6,050    $         -    $         -
                                                                =========    =========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                     $  37,610    $  35,541    $       581    $         -
                                                                =========    =========    ===========    ===========
   Cash paid to parent for income taxes under tax sharing
     agreement, net                                             $       -    $       -    $     1,028    $       851
                                                                =========    =========    ===========    ===========











    The accompanying notes are an integral part of these financial statements

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                         (FORMERLY PEOPLES GAS COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollar amounts in thousands, except unit and per unit data)


1. OPERATIONS AND ORGANIZATION:


In August 2000, TECO Energy, Inc. ("TECO"), Atmos Energy Corporation ("Atmos Energy"), Piedmont Natural Gas Co., Inc. ("Piedmont Natural Gas"), and AGL Resources, Inc. ("AGL Resources") contributed each company's propane operations, Peoples Gas Company ("Peoples Gas"), United Cities Propane Gas, Inc. ("United Cities"), Piedmont Propane Company ("Piedmont") and AGL Propane, Inc., ("AGL") respectively, to U.S. Propane L.P., ("U.S. Propane") in exchange for equity interests in U.S. Propane. The merger was accounted for as an acquisition using the purchase method of accounting with Peoples Gas being the acquirer. Accordingly, Peoples Gas' assets and liabilities were recorded at historical cost and the assets and liabilities of United Cities, Piedmont and AGL were recorded at fair market value, as determined based on a valuation and appraisal. The purchase allocations were as follows:


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
                                                                                               ==========


In August 2000, U.S. Propane acquired all of the outstanding common stock of Heritage Holdings, Inc., the former General Partner of Heritage Propane Partners, L.P. (the "former General Partner" or "Heritage Holdings") for $120,000. By virtue of Heritage Holdings' former general partner and limited partner interests in Heritage Propane Partners, L.P., U.S. Propane gained control of Heritage Propane Partners, L.P. Simultaneously, U.S. Propane transferred its propane operations, consisting of its interest in four separate limited liability companies, AGL Propane, L.L.C., Peoples Gas Company, L.L.C., United Cities Propane Gas, L.L.C. and Retail Propane Company, L.L.C. (former Piedmont operations), (collectively, the "Propane LLCs"), to Heritage Propane Partners, L.P. for $181,395 plus working capital. The $181,395 was payable $139,552 in cash, $31,843 of assumed debt, and the issuance of 372,392 Common Units of Heritage Propane Partners, L.P. valued at $7,348 and a 1.0101% limited partner interest in Heritage Propane Partners, L.P.'s operating partnership, Heritage Operating, L.P., valued at $2,652. The purchase price and the exchange price for the Common Units were approved by an independent committee of the Board of Directors of Heritage Holdings. The exchange price for the Common Units was $19.73125 per unit under a formula based on the average closing price of Heritage Propane Partners, L.P.'s Common Units on the New York Stock Exchange for the twenty (20) day period beginning ten (10) days prior to the public announcement of the transaction on June 15, 2000 (the "Formula Price"). Subsequent to August 31, 2000, payments totaling approximately $12,900 were made for the working capital adjustment, of which $5,000 was accrued at August 31, 2000.

Concurrent with the acquisition, Heritage Operating, L.P. borrowed $180,000 from several institutional investors and Heritage Propane Partners, L.P. sold 1,161,814 Common Units and 1,382,514 Class B Subordinated Units in a private placement to the former shareholders of Heritage Holdings based on the Formula Price resulting in net proceeds of $50,203. The total of these proceeds were utilized to finance the transaction and retire a portion of existing debt.

The merger was accounted for as a reverse acquisition in accordance with Accounting Principles Board (APB) Opinion No. 16. The propane operations of Heritage Propane Partners, L.P. prior to the series of transactions with U.S. Propane are referred to as Predecessor Heritage. Although Predecessor Heritage is the surviving entity for legal purposes, U.S. Propane's propane operations is the acquirer for accounting purposes. The assets and liabilities of Predecessor Heritage have been recorded at fair value to the extent acquired by U.S. Propane's propane operations, approximately 36%, in accordance with Emerging Issues Task Force (EITF) Issue No. 90-13, Accounting for Simultaneous Common Control Mergers. The assets and liabilities of U.S. Propane have been recorded at historical cost, as recorded in the U.S. Propane transaction described above. The combined operations of Predecessor Heritage and U.S. Propane are referred to herein as "Heritage" or the "Partnership". Although the equity accounts of Peoples Gas survive the merger, Predecessor Heritage's partnership structure and partnership units survive. Accordingly, the equity accounts of Peoples Gas have been restated based on the general partner interest and Common Units received by Peoples Gas in the merger.

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
                                                                                               ==========


The accompanying financial statements for the period ended December 31, 1999 have been presented on a carve-out basis and reflect the historical results of operations and cash flows of Peoples Gas. As discussed further in Note 8, certain expenses in the financial statements include allocations from TECO and other wholly-owned subsidiaries of TECO. Management believes that the allocations were made on a reasonable basis; however, the allocations of costs and expenses do not necessarily indicate the costs that would have been incurred by Peoples Gas on a stand-alone basis. Also, the financial statements may not necessarily reflect what the results of operations and cash flows of Peoples Gas would have been if Peoples Gas had been a separate, stand-alone company during the periods presented.

The following unaudited pro forma consolidated results of operations are presented as if the series of transactions with U.S. Propane and Predecessor Heritage had been made at the beginning of the periods presented.

                                                                      8-MONTHS             12-MONTHS
                                                                       ENDED                 ENDED
                                                                  AUGUST 31, 2000      DECEMBER 31, 1999
                                                                  ---------------      -----------------
         Net revenues                                                $   316,555           $   299,600
         Net income (loss)                                           $     4,712           $    (1,662)
         Basic and diluted earnings (loss) per Common Unit           $      0.36           $     (0.14)

The pro forma consolidated results of operations include adjustments to give effect to amortization of goodwill, interest expense on acquisition and assumed debt, and certain other adjustments, including the elimination of income taxes. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been made at the beginning of the periods presented or the future results of the combined operations.

Peoples Gas had a fiscal year-end of December 31, however, Heritage continues to have Predecessor Heritage's August 31 year-end. Accordingly, the eight-month period ended August 31, 2000 is a transition period under the rules of the Securities and Exchange Commission.

In order to simplify Heritage's obligation under the laws of several jurisdictions in which Heritage conducts business, Heritage's activities are conducted through a subsidiary operating partnership Heritage Operating, L.P. (the "Operating Partnership"). The Operating Partnership sells propane and propane-related products to more than 600,000 active residential, commercial, industrial and agricultural customers in 28 states. Heritage is also a wholesale propane supplier in the southwestern and southeastern United States and in Canada, the latter through participation in MP Energy Partnership. MP Energy Partnership is a Canadian partnership, engaged in supplying the

Partnership's northern U.S. locations and lower-margin wholesale distribution, in which Heritage owns a 60% interest. Heritage buys and sells financial instruments for its own account through its wholly owned subsidiary, Heritage Energy Resources L.L.C. ("Resources").

On February 4, 2002, the Partnership's Common Unitholders, at a special meeting, approved the substitution of U.S. Propane as the successor General Partner of the Partnership replacing Heritage Holdings. Heritage Holdings exchanged its general partner interest in Heritage and the Incentive Distribution Rights (which are described in Note 6), for 158,026 Common Units, and its 1.0101% general partner interest in the Operating Partnership for 162,913 Common Units. The 1.0101% limited partner interest in the Operating Partnership owned by U.S. Propane converted to a 1.0101% general partner interest in the Operating Partnership and 158,026 of the Common Units owned by U.S. Propane converted into a 1% general partner interest in the Partnership plus the Incentive Distribution Rights.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET DETAIL:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Partnership include the accounts of its subsidiaries, including the Operating Partnership, MP Energy Partnership, Heritage Service Corp., Guilford Gas Service, Inc., Resources, and the Propane LLCs. Heritage accounts for its 50% partnership interest in Bi-State Propane, another propane retailer, under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. For purposes of maintaining partner capital accounts, Heritage's Partnership Agreement specifies that items of income and loss shall be allocated among the partners in accordance with their percentage interests. Normal allocations according to percentage interests are made, however, only after giving effect to any priority income allocations in an amount equal to the incentive distributions that are allocated 100% to the General Partner. At August 31, 2002, as successor General Partner, U.S. Propane's 1.0101% general partner interest in the Operating Partnership was accounted for in the consolidated financial statements as a minority interest. For the year ended August 31, 2001, Heritage Holdings' 1.0101% general partner interest and U.S. Propane's 1.0101% limited partner interest in the Operating Partnership were accounted for in the consolidated financial statements as minority interests.

REVENUE RECOGNITION

Sales of propane, propane appliances, parts, and fittings are recognized at the later of the time of delivery of the product to the customer or the time of sale or installation. Revenue from service labor is recognized upon completion of the service and tank rent is recognized ratably over the period it is earned.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all cash on hand, demand deposits, and investments with original maturities of three months or less. The Partnership considers cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value.

ACCOUNTS RECEIVABLE

Heritage grants credit to its customers for the purchase of propane and propane-related products. Accounts receivable consisted of the following:

                                                        AUGUST 31,         AUGUST 31,
                                                           2002               2001
                                                     --------------     --------------
       Accounts receivable                           $       33,402     $       43,797
       Less - allowance for doubtful accounts                 2,504              3,576
                                                     --------------     --------------
            Total, net                               $       30,898     $       40,221
                                                     ==============     ==============

The activity in the allowance for doubtful accounts consisted of the following during the years ending:

                                                       AUGUST 31,        AUGUST 31,
                                                          2002              2001
                                                    ---------------    --------------
       Balance, beginning of the year               $         3,576     $          -

                                                        AUGUST 31,         AUGUST 31,
                                                          2002               2001
                                                    ---------------    --------------
       Provision for loss on accounts receivable                887              4,055
       Accounts receivable written off, net of
       recoveries                                            (1,959)              (479)
                                                    ---------------    ---------------
       Balance, end of year                         $         2,504     $        3,576
                                                    ===============    ===============

INVENTORIES

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using weighted-average cost of fuel delivered to the retail districts, while the cost of appliances, parts, and fittings is determined by the first-in, first-out method. Inventories consisted of the following:

                                                     AUGUST 31,    AUGUST 31,
                                                        2002          2001
                                                  --------------   ----------

       Fuel                                       $       38,523   $   56,975
       Appliances, parts and fittings                      9,664        9,839
                                                  --------------   ----------
         Total inventories                        $       48,187   $   66,814
                                                  ==============   ==========


PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed as incurred. Expenditures to refurbish tanks that either extend the useful lives of the tanks or prevent environmental contamination are capitalized and depreciated over the remaining useful life of the tanks. Additionally, Heritage capitalizes certain costs directly related to the installation of company-owned tanks, including internal labor costs. Components and useful lives of property, plant and equipment were as follows:

                                                                   AUGUST 31,      AUGUST 31,
                                                                     2002             2001
                                                                  -----------     ------------
       Land and improvements                                      $   20,981      $   21,244
       Buildings and improvements (10 to 30 years)                    29,145          27,871
       Bulk storage, equipment and facilities (3 to 30 years)         39,908          34,431
       Tanks and other equipment (5 to 30 years)                     298,540         287,155
       Vehicles (5 to 10 years)                                       63,755          52,177
       Furniture and fixtures (5 to 10 years)                         10,407           6,852
       Other (5 to 10 years)                                           3,442           3,242
                                                                  ----------      ----------
                                                                     466,178         432,972
       Less - Accumulated depreciation                               (72,822)        (47,036)
                                                                  -----------     -----------
                                                                     393,356         385,936
       Plus - Construction work-in-process                             6,688           8,806
                                                                  ----------      ----------
            Property, plant and equipment, net                    $  400,044      $  394,742
                                                                  ==========      ==========


INTANGIBLES AND OTHER ASSETS

Intangibles and other assets are stated at cost net of amortization computed on the straight-line method. Heritage eliminates from its balance sheet any fully amortized intangibles and the related accumulated amortization. Components and useful lives of intangibles and other assets were as follows:

                                                         AUGUST 31, 2002                   AUGUST 31, 2001
                                               ----------------------------------   --------------------------------
                                                GROSS CARRYING       ACCUMULATED     GROSS CARRYING      ACCUMULATED
                                                   AMOUNT           AMORTIZATION        AMOUNT          AMORTIZATION
                                               ---------------      ------------     --------------     ------------
Amortized intangible assets
    Noncompete agreements
    (5 to 15 years)                             $        41,994    $      (10,924)   $        40,764   $      (5,933)
    Customer lists (15 years)                            27,245            (4,160)            26,903          (2,001)

                                                         AUGUST 31, 2002                   AUGUST 31, 2001
                                               ----------------------------------   --------------------------------
                                                GROSS CARRYING       ACCUMULATED     GROSS CARRYING      ACCUMULATED
                                                    AMOUNT          AMORTIZATION         AMOUNT         AMORTIZATION
                                               ---------------      ------------     --------------     ------------
           Financing costs (3 to 15 years)                4,225           (1,291)              4,225            (704)
           Consulting agreements (2 to 7
       years)                                               618             (390)                618            (246)
                                                ---------------   --------------     ---------------   -------------
             Total                                       74,082          (16,765)             72,510          (8,884)



       Unamortized intangible assets
           Trademarks                                       864                 -                 -                -
       Other assets                                          59                 -              1,212               -
                                                ---------------    --------------    ---------------   -------------
       Total intangibles and other assets       $        75,005    $      (16,765)   $        73,722   $       (8,884)
                                                ===============    ==============    ===============   ==============

Aggregate amortization expense of intangible assets was $8,152 and $6,879 for the years ended August 31, 2002 and 2001 respectively, and $308 and $1,108 and $199 for the eight months ended August 31, 2000 and 1999, respectively and $200 for the year ended December 31, 1999. The estimated aggregate amortization expense for the next five fiscal years is $7,701 for 2003; $7,199 for 2004; $6,841 for 2005; $6,397 for 2006; and $6,112 for 2007.

GOODWILL

Goodwill is associated with acquisitions made for Heritage's domestic retail segment; therefore, all goodwill is recorded in this segment. Of the $155,735 balance in goodwill, $24,579 is expected to be tax deductible. The changes in the carrying amount of goodwill for the years ended August 31, 2001 and 2002 were as follows:



       Balance as of August 31, 2000                 $        133,569
       Goodwill acquired during the year                       25,053
       Accumulated   amortization   prior  to  the
         adoption of SFAS No. 142                              (5,218)
       Impairment losses                                            -
       Goodwill written off to sale of business                     -
                                                     ----------------
       Balance as of August 31, 2001                          153,404

       Goodwill acquired during the year                        6,464
       Impairment losses                                            -
       Goodwill written off to sale of business                (4,133)
                                                     ----------------
       Balance as of August 31, 2002                 $        155,735
                                                     ================


LONG-LIVED ASSETS

Heritage reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of long-lived assets is not recoverable, Heritage reduces the carrying amount of such assets to fair value. No impairment of long-lived assets was recorded during the years ended August 31, 2002 and 2001, and December 31, 1999 or the period ended August 31, 2000.

ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following:

                                                      AUGUST 31,     AUGUST 31,
                                                        2002            2001
                                                     -----------    -----------
       Interest payable                              $    4,100     $    4,542
       Wages and payroll taxes                            1,869          5,117
       Deferred tank rent                                 3,585          3,019
       Advanced budget payments and
       unearned revenue                                   8,116          5,883

                                                      AUGUST 31,     AUGUST 31,
                                                         2002           2001
                                                     -----------    -----------
       Customer deposits                                  2,175          2,425
       Taxes other than income                            2,027          2,430
       Derivative instruments                                 -          4,556
       Other                                              2,090          5,432
                                                     ----------     ----------
            Accrued and other current liabilities    $   23,962     $   33,404
                                                     ==========     ==========

INCOME TAXES

Prior to the series of transactions that formed U.S. Propane, Peoples Gas followed the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, deferred income taxes are recorded based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are received and liabilities are settled. TECO retained all tax liabilities related to Peoples Gas that may have existed as of August 9, 2000.

Heritage is a limited partnership. As a result, Heritage's earnings or losses for federal and state income tax purposes are included in the tax returns of the individual partners. Accordingly, because of the merger, no recognition has been given to income taxes in the accompanying financial statements of Heritage for the years ended August 31, 2002 and 2001 or the period ended August 31, 2000, except those incurred by Peoples Gas prior to the series of transactions with U.S. Propane and Predecessor Heritage. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unit holders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership Agreement.

STOCK BASED COMPENSATION PLANS

The Partnership accounts for its Restricted Unit Plan and Long-Term Incentive Plan using APB Opinion No. 25 Accounting for Stock Issued to Employees. These plans are classified as variable plans so that estimates of compensation are required based on a combination of the fair market value of the Common Units as of the end of the reporting period and the extent or degree of compliance with the performance criteria. Heritage follows the disclosure only provision of Statement of Financial Accounting Standards No. 123 Accounting for Stock-based Compensation (SFAS 123). Pro forma net income and net income per limited partner unit under the fair value method of accounting for equity instruments under SFAS 123 would not be significantly different than reported net income and net income per limited partner unit.

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

                                          YEAR ENDED   YEAR ENDED         EIGHT MONTHS         YEAR ENDED
                                           AUGUST 31,  AUGUST 31,       ENDED AUGUST 31,       DECEMBER 31,
                                                                    -----------------------
                                              2002         2001        2000         1999           1999
                                           ----------   ----------  ----------   ----------     --------
                                                                                (Unaudited)
BASIC NET INCOME (LOSS) PER LIMITED
   PARTNER UNIT:
Limited partners'  interest in net income
  (loss)                                   $    3,984   $   18,879  $   (3,800)  $    1,638    $     1,764
                                           ==========   ==========  ===========  ==========    ===========


Weighted average limited partner units     15,738,621   13,223,184  10,225,387    1,732,271      1,732,271
                                          ===========   ==========  ==========   ==========    ===========

Basic net income (loss) per limited
  partner unit                             $     0.25  $      1.43 $      (0.37) $     0.94    $      1.02
                                          ===========  =========== ============ ===========    ===========

                                          YEAR ENDED   YEAR ENDED      EIGHT MONTHS           YEAR ENDED
                                           AUGUST 31,  AUGUST 31,     ENDED AUGUST 31,        DECEMBER 31,
                                                                    ----------------------
                                              2002         2001        2000         1999          1999
                                           ----------   ----------  ----------   ----------    ----------
                                                                                (Unaudited)
DILUTED NET INCOME (LOSS) PER LIMITED
   PARTNER UNIT:
Limited partners' interest in net income
   (loss)                                  $    3,984   $   18,879  $   (3,800)  $    1,638    $    1,764
                                           ==========   ==========  ==========   ==========    ==========



Weighted average limited partner units     15,738,621   13,223,184  10,225,387    1,732,271     1,732,271
Dilutive effect of Phantom Units               38,686       31,724           -            -             -
                                           ----------   ----------  ----------   ----------    ----------
Weighted average limited partner units,
   assuming dilutive effect of Phantom     15,777,307   13,254,908  10,225,387    1,732,271     1,732,271
   Units                                   ==========   ==========  ==========   ==========    ==========


Diluted net income (loss) per limited
    partner unit                           $     0.25   $     1.42  $    (0.37)  $     0.94    $     1.02
                                           ==========   ==========  ==========   ==========    ==========



USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management include, but are not limited to, allowances for doubtful accounts, derivative hedging instruments, liquids marketing assets and liabilities, and general business and medical self-insurance reserves. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the 2002 presentation. These reclassifications have no impact on net income or net assets.

FAIR VALUE

The carrying amounts of accounts receivable and accounts payable approximate their fair value. Based on the estimated borrowing rates currently available to Heritage for long-term loans with similar terms and average maturities, the aggregate fair value and carrying amount of long-term debt at August 31, 2002 was $470,264 and $440,179, respectively. The fair value and carrying amount of long-term debt at August 31, 2001 was approximately $465,690 and $439,868, respectively.

SFAS 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS
133). SFAS 133 requires that all derivatives be recognized in the balance sheet as either an asset or liability measured at fair value. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations. Heritage adopted the provisions of SFAS 133 on September 1, 2000. The cumulative effect of adopting SFAS 133 was an adjustment to accumulated other comprehensive income of $5,429.

Heritage had certain financial swap instruments that settled during the year ended August 31, 2002 that were designated as cash flow hedging instruments in accordance with SFAS 133. The swap instruments were contractual agreements to exchange obligations of money between the buyer and seller of the instruments as propane volumes during the pricing period are purchased. The swaps were tied to a set fixed price for the buyer and floating price determinants for the seller priced on certain indices at the end of the relevant trading period. Heritage entered into these instruments to hedge the forecasted propane volumes to be purchased during each of the one-month periods ending October 2001 through March 2002. Heritage utilized hedging transactions to provide price protection against significant fluctuations in propane prices. During the years ended August 31, 2002 and 2001, Heritage reclassified into earnings a loss of $7,016 and a gain of $3,844, respectively, that were previously reported in accumulated other comprehensive income (loss). There were no such financial instruments outstanding as of August 31, 2002.

SFAS 142 GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, any acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Those assets will be amortized over their useful lives, other than assets that have an indefinite life.

Heritage adopted SFAS 142 on September 1, 2001 and accordingly has discontinued the amortization of goodwill. Under the provisions of SFAS 142, Heritage was required to perform a transitional goodwill impairment appraisal within six months from the time of adoption. Management engaged an independent appraisal firm to perform an assessment of the fair value of each of Heritage's operating segments, which were compared with the carrying value of each segment to determine whether any impairment existed on the date of adoption. Heritage has completed the transitional goodwill impairment appraisal and has determined that based on the fair value of Heritage's operating segments, Heritage's goodwill was not impaired as of September 1, 2001. Management has determined that a detailed evaluation of the Partnership's operating segments as of August 31, 2002 is not necessary based on the fact that there has not been a significant change in the components of the Partnership's operating segments since the last evaluation, the previous fair value of the Partnership's operating segments substantially exceeded the carrying value, and the likelihood that the Partnership's operating segments current carrying value exceeds its current fair value is remote based on an analysis of events and circumstances since the Partnership's most recent evaluation. Accordingly, no impairment of the Partnership's goodwill was recorded for the year ended August 31, 2002. The adoption of SFAS 142 eliminated goodwill amortization that would have totaled approximately $5,704 for the year ended August 31, 2002, based on the balances of August 31, 2001, totaled approximately $4,910 for the year ended August 31, 2001, and totaled $308 for the eight months ended August 31, 2000. There was no goodwill amortization for the eight months ended August 31, 1999 or the year ended December 31, 1999.

The following table reflects the effect of the adoption of SFAS 142 on net income (loss) as if SFAS No. 142 had been in effect for all of the periods presented:

                                            YEAR ENDED   YEAR ENDED          EIGHT MONTHS            YEAR ENDED
                                             AUGUST 31,   AUGUST 31,       ENDED AUGUST 31,          DECEMBER 31,
                                                                      ------------------------
                                                 2002        2001          2000         1999             1999
                                             ----------  ----------    ----------   ----------       -----------
                                                                                     (Unaudited)
Net income (loss) as reported                $    4,902   $   19,710   $   (3,846)  $    1,642       $    1,768
Add back:  goodwill amortization                      -        4,910          308            -                -
                                             ----------   ----------   ----------   ----------       ----------
Adjusted net income (loss)                        4,902       24,620       (3,538)       1,642            1,768
Adjusted General Partner's interest in net
   income (loss)                                    918          880          (43)           4                4
                                             ----------   ----------   -----------  ----------       ----------
Adjusted Limited Partners' interest in net
   income (loss)                             $    3,984   $   23,740   $   (3,495)  $    1,638       $    1,764
                                             ==========   ==========   ===========  ==========       ==========

Basic net income (loss) per limited
  partner unit
     As reported                             $    0.25    $     1.43   $    (0.37)  $     0.94       $      1.02
     Goodwill amortization                   $      -     $     0.37   $     0.03   $       -        $        -
     As adjusted                             $    0.25    $     1.80   $    (0.34)  $     0.94       $      1.02

Diluted net income (loss) per limited
  partner unit:
     As reported                             $    0.25    $     1.42   $    (0.37)  $     0.94       $      1.02
     Goodwill amortization                   $      -     $     0.37   $     0.03   $       -        $        -
     As adjusted                             $    0.25    $     1.79   $    (0.34)  $     0.94       $      1.02

MARKETABLE SECURITIES

Heritage's marketable securities are classified as available-for-sale securities and are reflected as a current asset on the consolidated balance sheet at their fair value. Unrealized holding losses of $1,575 and $2,077 for the years ended August 31, 2002 and 2001, respectively, were recorded through accumulated other comprehensive income (loss) based on the market value of the securities. Management does not consider the decline in market value of the available-for-sale securities to be other than temporary.

LIQUIDS MARKETING ACTIVITIES

Heritage buys and sells financial instruments for its own account through its wholly owned subsidiary, Resources. In accordance with the provisions of SFAS 133, financial instruments utilized in connection with Resources' liquids marketing activity are accounted for using the mark-to-market method. Under the mark-to-market method of accounting, forwards, swaps, options, and storage contracts are reflected at fair value, and are shown in the consolidated balance sheet as assets and liabilities from liquids marketing activities. Unrealized gains and losses from the financial contracts and the impact of price movements are recognized in the income statement as liquids marketing revenue. Changes in the assets and liabilities from the liquids marketing activities result primarily from changes in the market prices, newly originated transactions, and the timing of settlement related to the receipt of cash for certain contracts. Resources attempts to balance its contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on management's assessment of anticipated market movements.

Notional Amounts and Terms -

The notional amounts and terms of these financial instruments as of August 31, 2002 and 2001 include fixed price payor for 1,180 and 2,130 barrels of propane respectively, and fixed price receiver of 1,076 and 1,820 barrels of propane respectively. Notional amounts reflect the volume of the transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure Heritage's exposure to market or credit risks.

Fair Value -

The fair value of the financial instruments related to liquids marketing activities as of August 31, 2002, and 2001 was assets of $2,301 and $6,465, respectively and liabilities of $1,818 and $7,130 respectively. The unrealized gain related to liquids marketing activities for the year ended August 31, 2002 and 2001, was $528 and $665, respectively and is recorded through the statements of operations as other income.

Sensitivity Analysis -

A theoretical change of 10% in the underlying commodity value of the liquids marketing contracts would result in an approximate $181 change in the market value of the contracts as there were approximately 4.3 million gallons of net unbalanced positions at August 31, 2002.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Heritage adopted the provisions of SFAS 143 on September 1, 2002. The adoption of SFAS 143 did not have a material impact on the Partnership's consolidated financial condition or results of operations.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. Heritage adopted the provisions of SFAS 144 on September 1, 2002. The adoption of SFAS 144 did not have a material impact on the Partnership's consolidated financial condition or results of operations.

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers, amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early application encouraged. Heritage adopted the provisions of SFAS 145 on September 1, 2002. The adoption did not have a material impact on the Partnership's consolidated financial condition or results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In October 2002, the EITF of the FASB discussed EITF Issue No. 02-3, Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3). The EITF reached a consensus to rescind EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 98-10), the impact of which is to preclude mark-to-market accounting for energy trading contracts not within the scope of SFAS 133. The EITF also reached a consensus that gains and losses on derivative instruments within the scope of SFAS 133 should be shown net in the statement of operations if the derivative instruments are held for trading purposes. The consensus regarding the rescission of EITF 98-10 is applicable for fiscal periods beginning after December 15, 2002. Energy trading contracts not within the scope of SFAS 133 purchased after October 25, 2002, but prior to the implementation of the consensus are not permitted to apply mark-to-market accounting. Heritage has not yet determined the impact the adoption of EITF 02-3 will have on its financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Heritage does not believe that the adoption will have a material impact on the Partnership's consolidated financial condition or results of operations.

3. ACQUISITIONS

During the year ended August 31, 2002, Heritage purchased the stock of Virginia Gas Propane Company Inc., in Virginia, Mt Pleasant Propane, Inc. in Tennessee and two other smaller companies. Heritage also acquired substantially all of the assets of six companies, which included Tri-County Propane, Inc., located in North Carolina, Franconia Gas Corporation located in New Hampshire and Quality Gas, Inc. also located in North Carolina. The aggregate purchase price for these acquisitions totaled $24,915, which included liabilities assumed and non-compete agreements of $5,173 for periods ranging from five to ten years. These acquisitions were financed primarily with the acquisition facility and were accounted for by the purchase method under SFAS 141.

Heritage recorded the following intangible assets in conjunction with these acquisitions:

           Customer lists (15 years)                                      $      1,066
         Non-compete agreements (5 to 10 years)                                  2,800
                                                                          ------------
                  Total amortized intangible assets                              3,866

         Trademarks and tradenames                                                 864
         Goodwill                                                                6,464
         Other assets                                                               96
                                                                          ------------
                  Total intangible assets acquired                        $     11,290
                                                                          ============


Goodwill was warranted because these acquisitions enhance Heritage's current operations and certain acquisitions are expected to reduce costs through synergies with existing operations. Heritage assigned all of the goodwill acquired to the retail operating segment of the Partnership. The results of operations from these acquisitions are included on the Partnership's statement of operations from the dates acquired

On July 31, 2001, Heritage purchased the propane operations of ProFlame, Inc. and subsidiaries and affiliates (ProFlame) located in California and Nevada, in a series of mergers, stock purchases, and asset purchases. The aggregate purchase price was $56,201 net of cash acquired of $6,518. The purchase price included $42,695 paid in cash, of which $2,958 related to preliminary working capital, 129,901 Common Units valued at $4,450 and liabilities assumed of $9,056. The 129,901 Common Units were issued to Heritage Holdings in connection with the assumption of certain liabilities by Heritage Holdings. The value of the units was determined based on the market price at the date of acquisition.

The results of operations of ProFlame are included in the consolidated statement of operations of Heritage for the year ended August 31, 2002.

The following unaudited pro forma consolidated results of operations are presented as if the series of transactions with ProFlame and Heritage had been made at the beginning of the period presented:

                                                                           YEAR ENDED     EIGHT MONTHS
                                                                           AUGUST 31,         ENDED
                                                                             2001       AUGUST 31, 2000
                                                                         ------------   ---------------
         Total revenues                                                  $    766,795       $    110,698
         Limited partners' interest in net income                        $     19,492       $     (5,938)
         Basic and diluted net income per limited partner unit           $       1.47       $       (.55)

The pro forma consolidated results of operations include adjustments to give effect to amortization of non-competes and customer lists, interest expense on acquisition and assumed debt, and certain other adjustments, including the elimination of income taxes. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been made at the beginning of the period presented or the future results of the combined operations.

During 2001, Heritage purchased all of the common stock of EnergyNorth Propane, Inc. and its VGS Propane, LLC subsidiary in northern New England, and all of the stock of one other small company. Heritage acquired substantially all of the assets of seven other companies during the fiscal year ended August 31, 2001. These acquisitions totaled $60,473, which included liabilities assumed and noncompete agreements of $3,010 for periods ranging up to ten years. These acquisitions were financed primarily with the acquisition facility and the issuance of $1,600 of Common Units.

In August 2000, Heritage purchased substantially all of the assets of two companies for $1,887 in cash and noncompete agreements with the prior owners for $309. In January 2000, Peoples Gas purchased substantially all of the fixed assets of a company for approximately $3,300 in cash and noncompete agreements with the prior owners for $500.

4. WORKING CAPITAL FACILITY AND LONG-TERM DEBT:

Long-term debt consists of the following:                    AUGUST 31,   AUGUST 31,
                                                                2002         2001
                                                             ----------   ----------
1996 8.55% Senior Secured Notes                             $  108,000   $  120,000

1997 Medium Term Note Program:

  7.17% Series A Senior Secured Notes                           12,000       12,000
  7.26% Series B Senior Secured Notes                           20,000       20,000
  6.50% Series C Senior Secured Notes                            2,857        3,571
  6.59% Series D Senior Secured Notes                            4,444        5,000
  6.67% Series E Senior Secured Notes                            5,000        5,000

2000 and 2001 Senior Secured Promissory Notes:

  8.47% Series A Senior Secured Notes                           16,000       16,000
  8.55% Series B Senior Secured Notes                           32,000       32,000
  8.59% Series C Senior Secured Notes                           27,000       27,000
  8.67% Series D Senior Secured Notes                           58,000       58,000
  8.75% Series E Senior Secured Notes                            7,000        7,000
  8.87% Series F Senior Secured Notes                           40,000       40,000
  7.21% Series G Senior Secured Notes                           26,500       26,500
  7.89% Series H Senior Secured Notes                           27,500       27,500
  7.99% Series I Senior Secured Notes                           16,000       16,000

Senior Revolving Acquisition Facility                           14,000            -

   Notes Payable on noncompete agreements with interest
     imputed at rates averaging 8%, due in installments
     through 2010, collateralized by a first security lien
     on certain assets of Heritage                              22,314       22,579

Other                                                            1,564        1,718

Current maturities of long-term debt                           (20,158)     (16,120)
                                                            ----------   ----------
                                                            $  420,021   $  423,748
                                                            ==========   ==========


Maturities of the Senior Secured Notes, the Medium Term Note Program and the Senior Secured Promissory Notes are as follows:

         1996 8.55% Senior Secured Notes:
                                    mature at the rate of $12,000 on June 30 in each of the years 2002 to and including 2011. Interest is paid semi-annually.


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

The Senior Secured Notes, the Medium Term Note Program, and the Senior Secured Promissory Notes contain restrictive covenants including limitations on substantial disposition of assets, changes in ownership of Heritage, additional indebtedness, and require the maintenance of certain financial ratios. At August 31, 2002, Heritage was in compliance with all covenants. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of Heritage's subsidiaries secure the notes.

Effective July 16, 2001, the Operating Partnership entered into the Fifth Amendment to the First Amended and Restated Credit Agreement. The terms of the Agreement as amended are as follows:

         A $65,000 Senior Revolving Working Capital Facility, expiring June 30, 2004 with $30,200 outstanding at August 31, 2002. The interest rate and interest payment dates vary depending on the terms Heritage agrees to when the money is borrowed. Heritage must be free of all working capital borrowings for 30 consecutive days each fiscal year. The weighted average interest rate was 3.675%t for the amount outstanding at August 31, 2002. The maximum commitment fee payable on the unused portion of the facility is 0.50%. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of Heritage's subsidiaries secure the Senior Revolving Working Capital Facility.

         A $50,000 Senior Revolving Acquisition Facility is available through December 31, 2003, at which time the outstanding amount must be paid in ten equal quarterly installments beginning March 31, 2004, with $14,000 outstanding as of August 31, 2002. The interest rate and interest payment dates vary depending on the terms Heritage agrees to when the money is borrowed. The weighted average interest rate was 3.675% for the amount outstanding at August 31, 2002. The maximum commitment fee payable on the unused portion of the facility is 0.50%. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of Heritage's subsidiaries secure the Senior Revolving Acquisition Facility.

Future maturities of long-term debt for each of the next five fiscal years and thereafter are $20,158 in 2003; $33,399 in 2004; $37,921 in 2005; $47,811 in
2006; $44,232 in 2007, and $256,658 thereafter.

5. COMMITMENTS AND CONTINGENCIES:

Certain property and equipment is leased under noncancelable leases, which require fixed monthly rental payments and expire at various dates through 2020. Rental expense under these leases totaled approximately $2,977 and $2,708 for the years ended August 31, 2002 and August 31, 2001, respectively, $245 for the eight months ended August 31, 2000, and $184 for fiscal 1999 and has been included in operating expenses in the accompanying statements of operations. Fiscal year future minimum lease commitments for such leases are $2,864 in 2003; $1,625 in 2004; $1,274 in 2005; $616 in 2006; $422 in 2007 and $714 thereafter.

The General Partner has entered into employment agreements with seven employees, (each an "Executive"). One of the Employment Agreements had an initial term of two years with an annual base salary or $193 starting August 2000. At the expiration of the term on August 10, 2002, this Employment Agreement became "at will." The Employment Agreements for the other six Executives have an initial term of three years starting August 2000. However, for each Executive with a three year Employment Agreement, beginning on the second anniversary of the effective date and on each day thereafter, the expiration date shall be automatically extended one additional day unless either party (i) shall give written notice to the other that the Term shall cease to be so extended beginning immediately after the date of such notice or (ii) shall give a Notice of Termination to the other by delivering notice to the Chairman of the Board, or in the event of the employee's death. The Employment Agreements for the other six executives provide for an annual base salary of $350, $335, $200, $150, $135, and $135. The Employment Agreements provide for the Executives to participate in bonus and incentive plans.

The Employment Agreements provide that in the event of a change of control of the ownership of the General Partner or in the event an Executive (i) is involuntarily terminated (other than for "misconduct" or "disability") or (ii) voluntarily terminates employment for "good reason" (as defined in the agreements), such Executive will be entitled to continue receiving his base salary and to participate in all group health insurance plans and programs that may be offered to executives of the General Partner for the remainder of the term of the Employment Agreement or, if earlier, the Executive's death, and the Executive will vest immediately in the Minimum Award of the number of Common Units to which the Executive is entitled under the Long Term Incentive Plan to the extent not previously awarded, and if the Executive is terminated as a result of the foregoing, all restrictions on the transferability of the units purchased by such executive under the Subscription Agreement dated as of June 15, 2000, shall automatically lapse in full on such date. If such change were to occur during fiscal year 2003, the General Partner would be required to pay the remaining portion of $1,305 in base salary for the six Executives whose employment agreements have the three-year terms and a maximum of 250,000 Common Units or approximately $6,750 based on a per unit price of $27.00 would be awarded under the Long Term Incentive Plan, of which $1,500 and $750 has been included in operating expenses in the accompanying statements of operations for the years ending August 31, 2002 and 2001, respectively. Each Employment Agreement also provides that if any payment received by an Executive is subject to the 20% federal excise tax under Section 4999(a) of the Code of the Internal Revenue Service, the payment will be grossed up to permit the Executive to retain a net amount on an after-tax basis equal to what he would have received had the excise tax and all other federal and state taxes on such additional amount not been payable. In addition, each Employment Agreement contains non-competition and confidentiality provisions.

Heritage is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against Heritage. In the opinion of management, all such matters are either covered by insurance, are without merit or involve amounts, which, if resolved unfavorably, would not have a significant effect on the financial position or results of operations of Heritage.

Petroleum-based contamination or environmental wastes are known to be located on or adjacent to six sites, which Heritage presently or formerly had operations. These sites were evaluated at the time of their acquisition. In all cases, remediation operations have been or will be undertaken by others, and in all six cases, Heritage obtained indemnification for expenses associated with any remediation from the former owners or related entities. Based on information currently available to Heritage, such projects are not expected to have a material adverse effect on Heritage's financial condition or results of operations.

In July 2001, Heritage acquired a company that had previously received a request for information from the U.S. Environmental Protection Agency (the "EPA") regarding potential contribution to a widespread groundwater contamination problem in San Bernardino, California, known as the Newmark Groundwater Contamination. Although the EPA has indicated that the groundwater contamination may be attributable to releases of solvents from a former military base located within the subject area that occurred long before the facility acquired by Heritage was constructed, it is possible that the EPA may seek to recover all or a portion of groundwater remediation costs from private parties under the Comprehensive Environmental Response, Compensation, and Liability Act (commonly called "Superfund"). Based upon information currently available to Heritage, it is not believed that Heritage's liability if such action were to be taken by the EPA would have a material adverse effect on Heritage's financial condition or results of operations.

Heritage has entered into several purchase and supply commitments with varying terms as to quantities and prices, which expire at various dates through March 2003.

6. PARTNERS' CAPITAL:

The Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P. ("Partnership Agreement") contains specific provisions for the allocation of net earnings and losses to each of the partners for purposes of maintaining the partner capital accounts.

At the time of the Partnership's Initial Public Offering, Heritage Holdings held all of the Partnership's Subordinated Units. The Subordinated Units were a separate class of limited partner interests and the rights of holders of Subordinated Units to participate in distributions to partners differed from, and were subordinated to, the rights of the holders of Common Units.

Pursuant to the provisions of the Partnership Agreement relating to requirements that the Partnership meet specified cash performance and distribution requirements during successive four-quarter periods commencing with the Initial Public Offering in June of 1996, all of the Subordinated Units converted into Common Units and the Subordination Period ended. Under the Partnership Agreement, 925,736 Subordinated Units converted into Common Units as of July 7, 1999, 925,736 Subordinated Units converted into Common Units as of July 5, 2000 and the remaining 1,851,471 Subordinated Units converted into Common Units as of July 6, 2001. Common Units issued upon conversion of the Subordinated Units share equally with other Common Units in distributions of Available Cash.

Prior to February 4, 2002, the Partnership had Class B Subordinated Units representing limited partner interests that were issued to certain former stockholders of Heritage Holdings, who are or were also members of management, in connection with the transaction with U.S. Propane. The Class B Subordinated Units had the same voting rights as the Subordinated Units outstanding before the end of the Subordination Period, and generally participated pro rata with the Common Units in Heritage's income, gains, losses, deductions, credits, and distributions. Each Class B Subordinated Unit was entitled to one vote on each matter with respect to which the Class B Subordinated Units were entitled to vote.

On February 4, 2002, at the Special Meeting of the Common Unitholders of the Registrant, the Common Unitholders approved the amendment of the Partnership Agreement that converted all of the 1,382,514 outstanding Class B Subordinated Units into 1,382,514 Common Units. The Common Units issued upon conversion of the Class B Subordinated Units share equally with other Common Units in distributions of Available Cash.

In conjunction with the transaction with U.S. Propane and the change of control of the former General Partner, Heritage Holdings, the Partnership issued 1,000,000 newly created Class C Units to Heritage Holdings in conversion of that portion of its Incentive Distribution Rights that entitled it to receive any distribution made by Heritage attributable to the net amount received by Heritage in connection with the settlement, judgment, award or other final nonappealable resolution of specified litigation filed by Heritage prior to the transaction with U.S. Propane, which is referred to as the "litigation". The Class C Units have zero initial capital account balance and were distributed by Heritage Holdings to its former stockholders in connection with the transaction with U.S. Propane. Thus, U.S. Propane will not receive any distributions made with respect to the litigation that would have gone to Heritage Holdings with respect to its General Partner interest and Incentive Distribution Rights had it remained the General Partner of the Partnership.

In conjunction with the Common Unitholder approval of the substitution of U.S. Propane as the General Partner of the Partnership, the Partnership issued 162,913 Common Units to the former General Partner Heritage Holdings in exchange for its 1.0101% general partner interest in the Operating Partnership. The Partnership also issued 158,026 Common Units to Heritage Holdings in conversion of its 1% general partner interest in the Partnership and cancelled 158,026 Common Units held by U.S. Propane upon their conversion into Incentive Distribution Rights and a 1% general partner interest in the Partnership and 1,646 Common Units held by U.S. Propane to maintain its general partner interest in the Partnership. The additional units are not registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, but are issued based upon an exemption from registration.

On September 1, 2001 and June 30, 2002, an additional 1,750 and 10,000 Common Units, respectively, were issued by the Partnership to holders of grants that had previously been awarded under the terms of the Partnership's Restricted Unit Plan.

On July 31, 2001, the Partnership sold 2,500,000 Common Units in an underwritten public offering at a price of $28.00 per unit. Heritage used $41 million of the approximate net proceeds of $66 million to reduce indebtedness under the Senior Revolving Acquisition Facility, which was incurred in the acquisition of ProFlame. The remainder of the proceeds was used for general partnership purposes, including additional acquisitions and repayment of debt. To effect the transfer of the contribution required by the General Partner to maintain its 1% general partner interest in the Partnership, the General Partner contributed 25,252 Common Units to the Partnership and those units were cancelled.

On August 1, 2001, the Partnership issued 129,901 Common Units to Heritage Holdings in connection with the assumption of certain liabilities by Heritage Holdings from Heritage's acquisition of certain assets of ProFlame. Heritage Holdings was entitled to 158,917 Common Units as a result of this transaction but forwent 1,638 units and 1,605 units, which represented its capital contributions to maintain its 1% interest in the Partnership and its 1.0101% interest in the Operating Partnership, respectively, in relation to this transaction. Heritage Holdings also forwent an additional 25,773 Common Units to which it was entitled in the ProFlame acquisition to maintain its 1.0101% interest in the Operating Partnership. These units were not registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, by virtue of an exemption under Section 4(2) thereof. These units carry a restrictive legend with regard to transfer of the units.

During fiscal 2001, the Partnership issued 58,000 Common Units in exchange for certain assets in connection with the acquisitions of certain propane businesses, for a total value of $1.6 million. These units were issued utilizing the Partnership's Registration Statement No. 333-40407 on Form S-4.

QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

The Partnership Agreement requires that Heritage will distribute all of its Available Cash to its Unitholders and its General Partner within 45 days following the end of each fiscal quarter, subject to the payment of incentive distributions to the holders of Incentive Distribution Rights to the extent that certain target levels of cash distributions are achieved. The term Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter, plus working capital borrowings after the end of the quarter, less reserves established by the General Partner in its sole discretion to provide for the proper conduct of Heritage's business, to comply with applicable laws or any Heritage debt instrument or other agreement, or to provide funds for future distributions to partners with respect to any one or more of the next four quarters. Available Cash is more fully defined in the Partnership Agreement.

Prior to the Unitholder vote on February 4, 2002, distributions by Heritage in an amount equal to 100% of Available Cash were made 97% to the common and Class B Subordinated Unitholders, 1.0101% to U.S. Propane for its limited partner interest in the Operating Partnership and 1.9899% to the former General Partner, Heritage Holdings. After the Unitholder vote, distributions by Heritage in an amount equal to 100% of Available Cash will generally be made 98% to the Common Unitholders and 2% to U.S. Propane, subject to the payment of incentive distributions to the holders of Incentive Distribution Rights to the extent that certain target levels of cash distributions are achieved.

The Minimum Quarterly Distribution was made to the Common and Subordinated Unitholders for the quarters ended November 30, 1996 through August 31, 1998. For the quarter ended November 30, 1998, a quarterly distribution of $0.5125 was paid to the Common and Subordinated Unitholders. For each of the quarters ended

February 28, 1999 through and including May 31, 2000, quarterly distributions of $0.5625, respectively, were paid to the Common and Subordinated Unitholders. Heritage raised the quarterly distribution $0.0125 per unit each quarter beginning with the quarter ended August 31, 2000, to $0.6375 per unit (or $2.55 annually) for the quarter ended November 30, 2001. The distribution remained at $0.6375 per unit for each of the quarters ended February 28, 2002 through and including August 31, 2002. The quarterly distributions for the quarters ended February 28, 1999 through August 31, 2002 included incentive distributions payable to the General Partner to the extent the quarterly distribution exceeded $0.55 per unit.

After the conversion of the Class B Subordinated Units was approved on February 4, 2002, each Class B Subordinated unit converted into one Common Unit and then participates pro rata with the other Common Units in distributions of Available Cash. Heritage currently distributes Available Cash, excluding any Available Cash to be distributed to the Class C Unitholders as follows:

         o First, 98% to all Unitholders, pro rata, and 2% to the General Partner, until all Unitholders have received $0.50 per unit for such quarter and any prior quarter;

         o Second, 98% to all Unitholders, pro rata, and 2% to the General Partner, until all Unitholders have received $0.55 per unit for such quarter;

         o Third, 85% to all Unitholders, pro rata, 13% to the holders of Incentive Distribution Right, pro rata, and 2% to the General Partner, until all Common Unitholders have received at least $0.635 per unit for such quarter;

         o Fourth, 75% to all Unitholders, pro rata, 23% to the holders of Incentive Distribution Right, pro rata and 2% to the General Partner, until all Common Unitholders have received at least $0.825 per unit for such quarter;

         o Fifth, thereafter 50% to all Unitholders, pro rata, 48% to the holders of Incentive Distribution Right, pro rata, and 2% to the General Partner.

RESTRICTED UNIT PLAN

The General Partner has adopted the Amended and Restated Restricted Unit Plan dated August 10, 2000, amended February 4, 2002 as the Second Amended and Restated Restricted Unit Plan (the "Restricted Unit Plan"), for certain directors and key employees of the General Partner and its affiliates. The Restricted Unit Plan covers rights to acquire 146,000 Common Units. The right to acquire the Common Units under the Restricted Unit Plan, including any forfeiture or lapse of rights is available for grant to key employees on such terms and conditions (including vesting conditions) as the Compensation Committee of the General Partner shall determine. Each director shall automatically receive a Director's grant with respect to 500 Common Units on each September 1 that such person continues as a director. Newly elected directors are also entitled to receive a grant with respect to 2,000 Common Units upon election or appointment to the Board. Directors who are employees of U.S. Propane, TECO, Atmos Energy, Piedmont Natural Gas or AGL Resources or their affiliates are not entitled to receive a Director's grant of Common Units. Generally, the rights to acquire the Common Units will vest upon the later to occur of (i) the three-year anniversary of the grant date, or on such terms as the Compensation Committee may establish, which may include the achievement of performance objectives. In the event of a "change of control" (as defined in the Restricted Unit Plan), all rights to acquire Common Units pursuant to the Restricted Unit Plan will immediately vest.

The issuance of the Common Units pursuant to the Restricted Unit Plan is intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation in respect of the Common Units. Therefore, no consideration will be payable by the plan participants upon vesting and issuance of the Common Units. As of August 31, 2002, 26,900 restricted units are outstanding and 30,800 are available for grants to non-employee directors and key employees. Subsequent to August 31, 2002, 500 additional Phantom Units vested pursuant to the vesting rights of the Restricted Unit Plan and Common Units were issued.

During fiscal 2000, 21,300 of these Phantom Units were granted by Predecessor Heritage to non-employee directors and key employees of Predecessor Heritage. As of August 31, 2000, 80,800 Phantom Units were awarded of which 4,500 grants vested pursuant to the vesting rights of the Restricted Unit Plan and 71,300 vested in accordance with the change of control that occurred with U.S. Propane's acquisition of the capital stock of the former General Partner, Heritage Holdings. Individuals holding the remaining 5,000 grants waived their rights to vesting under the change of control and compensation cost related to such units will be recognized over the vesting period of the related awards. Deferred compensation expense of $378 and $323 was recognized for fiscal year 2002 and 2001, respectively on the units. During fiscal 2002, 11,750 additional Phantom Units vested pursuant to the vesting rights of the Restricted Unit Plan and Common Units were issued, and 5,000 Phantom Units previously granted were forfeited. Heritage applies APB Opinion No. 25 Accounting for Stock Issued to Employees. Heritage follows the disclosure only provision of Statement of Financial Accounting Standards No. 123 Accounting for Stock-based Compensation (SFAS 123). Pro forma net income and net income per limited partner unit under the fair value method of accounting for equity instruments under SFAS 123 would not be significantly different than reported net income and net income per limited partner unit.

LONG-TERM INCENTIVE PLAN

Effective September 1, 2000, Heritage adopted a long-term incentive plan whereby Common Units will be awarded based on achieving certain targeted levels of Distributed Cash (as defined in the Long Term Incentive Plan) per unit. Awards under the program will be made starting in 2003 based upon the average of the prior three years' Distributed Cash per unit. A minimum of 250,000 Common Units and if certain targeted levels are achieved, a maximum of 500,000 Common Units will be awarded. Deferred compensation expense on this plan of $1,500 and $756 was recognized for the years ended August 31, 2002 and August 31, 2001, respectively. The expense was determined based on the Partnership achieving the minimum award available under the plan.

7. PROFIT SHARING AND 401(K) SAVINGS PLAN:

Heritage sponsors a defined contribution profit sharing and 401(k) savings plan (the "Plan"), which covers all employees subject to service period requirements. Contributions are made to the Plan at the discretion of the Board of Directors and are allocated to eligible employees as of the last day of the plan year based on their pro rata share of total contributions. Employer matching contributions are calculated using a discretionary formula based on employee contributions. Prior to 2001, employer-matching contributions were entirely discretionary. Heritage did not recognize any expense under the profit sharing provision of the Plan during the years ended August 31, 2002 or 2001, or the eight months ended August 31, 2000. Heritage made matching contributions of $2,339, $2,260,and $0 to the 401(k) savings plan for the years ended August 31, 2002 and 2001, and the period ended August 31, 2000, respectively.

8. RELATED PARTY TRANSACTIONS:

Heritage has no employees and is managed by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Heritage, and all other necessary or appropriate expenses allocable to Heritage or otherwise reasonably incurred by the General Partner in connection with operating Heritage's business. These costs, which totaled approximately $95,749 for the year ended August 31, 2002 and $93,442 for the year ended August 31, 2001, include compensation and benefits paid to officers and employees of the General Partner.

TECO performed certain services for Peoples Gas, which were billed at actual cost. In addition, common general and administrative salary and other operating costs and expenses were allocated to Peoples Gas based upon methods considered reasonable by management of TECO. Such charges for employee services amounted to $1,836 and $1,697 for the eight months ended August 31, 2000 and 1999, respectively, and $2,906 for the year ended December 31, 1999.

Accounts payable to related companies include non-interest bearing amounts payable from Heritage to the General Partner of $3,356 and $6,360 as of August 31, 2002 and 2001 respectively and interest bearing amounts payable of $1,646 and $1,577 to Bi-State Propane as of August 31, 2002 and 2001, respectively.

9. REPORTABLE SEGMENTS:

Heritage's financial statements reflect four reportable segments: the domestic retail operations of Heritage, the domestic wholesale operations of Heritage, the foreign wholesale operations of MP Energy Partnership, and the liquids marketing activities of Resources. Heritage's reportable domestic and wholesale fuel segments are strategic business units that sell products and services to different types of users: retail and wholesale customers. Intersegment sales by the foreign wholesale segment to the domestic segment are priced in accordance with the partnership agreement. Resources is a liquids marketing company that buys and sells financial instruments for ITS own account. Heritage manages these segments separately as each segment involves different distribution, sale and marketing strategies. Heritage evaluates the performance of its operating segments based on operating income. The operating income below does not reflect domestic and foreign selling, general, and administrative expenses of $12,978 and $15,716 for the years ended August 31, 2002 and 2001, respectively, or $1,019 for the eight-month period ended August 31, 2000. The following table presents the unaudited financial information by segment for the following periods:

                                    FOR THE YEARS ENDED             FOR THE EIGHT MONTHS ENDED     FOR THE YEAR ENDED
                                         AUGUST 31,                         AUGUST 31,               DECEMBER 31,
                               -----------------------------       ---------------------------      --------------
                                    2002              2001             2000            1999              1999
                               -------------      ----------       ------------    -----------      --------------
                                                                                   (Unaudited)
Gallons:
   Domestic retail fuel               329,574         330,242            38,268         22,118               33,608
   Domestic wholesale fuel             16,798          12,741               562              -                    -
   Foreign wholesale fuel
     Affiliated                        67,265          86,166             5,118              -                    -
     Unaffiliated                      65,309          88,882             6,245              -                    -
   Elimination                        (67,265)        (86,166)           (5,118)             -                    -
                               --------------    ------------      -------------   -----------      ---------------
       Total                          411,681         431,865            45,075         22,118               33,608
                               ==============    ============      ============    ===========      ===============

Revenues:
   Domestic retail fuel        $      365,334    $    440,527      $     43,815    $    21,766      $        34,045
   Domestic wholesale fuel              9,956           9,902               415              -                    -
   Foreign wholesale fuel
     Affiliated                        33,561          55,798             3,132              -                    -
     Unaffiliated                      31,248          49,977             3,392              -                    -
   Elimination                        (33,561)       (55,798)            (3,132)             -                    -
   Liquids marketing                  159,607         172,875            12,262              -                    -
   Other domestic revenues             55,245          42,172             3,188              -                    -
                               --------------    ------------      -------------   -----------      ---------------
       Total                   $      621,390    $    715,453      $     63,072    $    21,766      $        34,045
                               ==============    ============      ============    ===========      ===============


Operating Income:
   Domestic retail fuel        $       55,901    $     69,416      $       (578)   $     2,666      $         2,885
   Domestic wholesale fuel             (3,940)         (1,163)               17              -                    -
   Foreign wholesale fuel
     Affiliated                           500             578                 -              -                    -
     Unaffiliated                       1,914           1,996               142              -                    -
   Elimination                           (500)           (578)                -              -                    -
   Liquids marketing                       64            (110)              724              -                    -
                               --------------    ------------      -------------   -----------      ---------------
       Total                   $       53,939    $     70,139      $        305    $     2,666      $         2,885
                               ==============    ============      ============    ===========      ===============


Depreciation and amortization:
   Domestic retail fuel        $       36,550    $     40,135      $      4,673    $     2,037      $         3,088
   Domestic wholesale                     426             277                 8              -                    -
   Foreign wholesale                       22              19                 5              -                    -
   Liquids marketing                        -               -                 -              -                    -
                               --------------    ------------      -------------   -----------      ---------------
       Total                   $       36,998    $     40,431      $      4,686    $     2,037      $         3,088
                               ==============    ============      ============    ===========      ===============




                                          AS OF AUGUST 31,
                                     ------------------------
                                         2002          2001
                                     ----------     ---------
Total Assets:
   Domestic retail                    $ 667,978     $ 682,906
   Domestic wholesale                    14,372        19,533
   Foreign wholesale                     10,564         8,467
   Liquids marketing                      6,919        35,127
   Corporate                             17,431        12,134
                                      ---------     ---------
         Total                        $ 717,264     $ 758,167
                                      =========     =========


10. SIGNIFICANT INVESTEE:

Heritage holds a 50% interest in Bi-State Propane. Heritage accounts for its 50% interest in Bi-State Propane under the equity method. Heritage's investment in Bi-State Propane totaled $7,485 and $6,611 at August 31, 2002 and

2001, respectively. Heritage received distributions from Bi-State Propane of $400 and $125 for the years ended August 31, 2002 and 2001 respectively. On March 1, 2002, the Operating Partnership sold certain assets acquired in the ProFlame acquisition to Bi-State Propane for approximately $9,730 plus working capital. There was no gain or loss recorded on the transaction. This sale was made pursuant to the provision in the Bi-State Propane partnership agreement that requires each partner to offer to sell any newly acquired businesses within Bi-State Propane's area of operations to Bi-State Propane. In conjunction with this sale, the Operating Partnership guaranteed $5 million of debt incurred by Bi-State Propane to a financial institution. Based on the current financial condition of Bi-State Propane, Heritage considers the likelihood of the Partnership incurring a liability resulting from the guarantee to be remote.


Bi-State Propane's financial position is summarized below:

                                               AUGUST 31,            AUGUST 31,
                                                  2002                  2001
                                            ---------------       ---------------
Current assets                              $         3,321       $         3,250
Noncurrent assets                                    23,105                14,008
                                            ---------------       ---------------
                                            $        26,426       $        17,258
                                            ===============       ===============

Current liabilities                         $         3,344       $         2,454
Long-term debt                                        9,450                 2,975
Partners' capital:
     Heritage                                         7,485                 6,611
     Other partner                                    6,147                 5,218
                                            ---------------       ---------------
                                            $        26,426       $        17,258
                                            ===============       ===============



Bi-State Propane's results of operations for the years ended August 31, 2002 and 2001, respectively are summarized below:

                                            FOR THE YEARS ENDED
                                                  AUGUST 31,
                                        ---------------------------
                                            2002            2001
                                        -----------     -----------
Revenues                                $  16,815        $ 19,184
Gross profit                                8,934           8,055

Net income:
     Heritage                               1,274           1,186
     Other Partner                          1,329           1,353




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

                                                               QUARTER ENDED
Fiscal 2002:                          ---------------------------------------------------------------
                                       NOVEMBER 30      FEBRUARY 28        MAY 31          AUGUST 31
                                      -------------    ------------     ------------     ------------
Revenues                              $     162,103     $  229,635     $    142,638     $     87,014
Operating income (loss)                       3,870         39,138            4,434           (6,481)
Net income (loss)                            (4,779)        30,130           (4,319)         (16,131)
Basic and diluted net income
(loss) per limited partner unit       $       (0.32)    $     1.89     $      (0.28)    $      (1.02)





                                                               QUARTER ENDED
Fiscal 2002:                          ---------------------------------------------------------------
                                       NOVEMBER 30      FEBRUARY 28        MAY 31          AUGUST 31
                                      -------------    ------------     ------------     ------------
Revenues                              $      165,845   $    326,760     $    132,153     $     90,695
Operating income (loss)                       10,573         52,630            2,476          (11,256)
Net income (loss)                              1,963         43,330           (5,845)         (19,738)
Basic and diluted net income
(loss) per limited partner unit       $         0.15   $       3.30     $      (0.48)    $      (1.41)

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


         To the Partners of
           Heritage Propane Partners, L.P.:


         We have audited the accompanying consolidated statements of operations, partners' capital and cash flows of Heritage Propane Partners, L.P. ("Predecessor Heritage" a Delaware limited partnership) and subsidiaries for the period ended August 9, 2000 and the year ended August 31, 1999. These financial statements are the responsibility of Predecessor Heritage's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                                  (PREDECESSOR)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (in thousands, except per unit and unit data)


                                                                FOR THE PERIOD
                                                                ENDED AUGUST 9,
                                                                      2000
                                                                ---------------
REVENUES:
   Retail fuel                                                    $   178,906
   Wholesale fuel                                                      35,145
   Liquids marketing                                                    4,300
   Other                                                               24,140
                                                                  -----------
     Total revenues                                                   242,491
                                                                  -----------

COSTS AND EXPENSES:
   Cost of products sold                                              136,462
   Cost of liquids marketing                                            4,283
   Operating expenses                                                  55,154
   Depreciation and amortization                                       17,143
   Selling, general and administrative                                  5,974
                                                                  -----------
     Total costs and expenses                                         219,016
                                                                  -----------
OPERATING INCOME                                                       23,475

OTHER INCOME (EXPENSE):
   Interest expense                                                   (17,664)
   Equity in earnings of affiliates                                       614
   Gain on disposal of assets                                             514
   Other                                                                   (3)
                                                                  ------------

INCOME BEFORE MINORITY INTERESTS                                        6,936
   Minority interests                                                    (432)
                                                                  ------------
NET INCOME                                                              6,504

GENERAL PARTNER'S INTEREST IN NET INCOME                                   65
                                                                  -----------
LIMITED PARTNERS' INTEREST IN NET INCOME                          $     6,439
                                                                  ===========
BASIC NET INCOME PER LIMITED PARTNER UNIT                         $      0.66
                                                                  ===========
BASIC WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING                  9,712,927
                                                                  ===========
DILUTED NET INCOME  PER LIMITED PARTNER UNIT                      $      0.66
                                                                  ===========
DILUTED WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING                9,788,093
                                                                  ===========







        The accompanying notes are an integral part of this consolidated financial statement.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                                  (PREDECESSOR)

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                        (in thousands, except unit data)


                                                                                                           ACCUMULATED
                                            NUMBER OF UNITS                                                   OTHER        TOTAL
                                       -------------------------    COMMON      SUBORDINATED   GENERAL    COMPREHENSIVE   PARTNERS'
                                         COMMON     SUBORDINATED  UNITHOLDERS   UNITHOLDERS    PARTNER       INCOME       CAPITAL
                                       ----------   ------------  -----------   ------------  ---------   -------------  -----------

BALANCE, AUGUST 31, 1999                5,825,674     2,777,207   $   17,077    $    1,809     $   176    $         -    $   19,062

Unit distribution                               -             -      (15,393)       (6,248)       (256)             -       (21,897)
Issuance of Restricted Common Units       184,030             -        4,064             -           -              -         4,064
Issuance of Common Units                1,200,000             -       24,054             -           -              -        24,054
General Partner contribution                    -             -            -             -         278              -           278
Conversion of Subordinated Units          925,736      (925,736)      (1,480)        1,480           -              -             -
Conversion of Phantom Units                 4,500             -           29           (28)         (1)             -             -
Other                                           -             -          283            75           4              -           362
Other comprehensive income - net
  gain on hedging instruments                   -             -            -             -           -          3,289         3,289
Net income                                      -             -        5,246         1,193          65              -         6,504
                                       ----------    ----------   ----------    ----------     --------   -----------    ----------
BALANCE, AUGUST 9, 2000                 8,139,940     1,851,471   $   33,880    $   (1,719)    $    266   $     3,289    $   35,716
                                       ==========    ==========   ==========    ==========     ========   ===========    ==========






        The accompanying notes are an integral part of this consolidated financial statement.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                                  (PREDECESSOR)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                            FOR THE
                                                                          PERIOD ENDED
                                                                           AUGUST 9,
                                                                              2000
                                                                          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $   6,504
     Reconciliation of net income to net cash provided by
       operating activities
     Depreciation and amortization                                            17,143
     Provision for losses on accounts receivable                                 328
     Gain on disposal of assets                                                 (514)
     Deferred compensation on restricted units                                   362
     Undistributed earnings of affiliates                                       (654)
     Minority interests                                                           91
     Changes in assets and liabilities, net of effect of acquisitions:
       Accounts receivable                                                    (7,138)
       Inventories                                                            (5,627)
       Prepaid expenses                                                         (541)
       Intangibles and other assets                                             (851)
       Accounts payable                                                        5,901
       Accrued and other current liabilities                                    (860)
                                                                           ---------
         Net cash provided by operating activities                            14,144
                                                                           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired                          (46,801)
   Capital expenditures                                                      (12,931)
   Proceeds from asset sales                                                   1,449
                                                                           ---------
         Net cash used in investing activities                               (58,283)
                                                                           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                  159,070
   Principal payments on debt                                               (116,918)
   Unit distribution                                                         (21,897)
   Net proceeds from issuance of Common Units                                 24,054
   Capital contribution from General Partner                                     278
                                                                           ---------
         Net cash provided by financing activities                            44,587
                                                                           ---------

INCREASE IN CASH                                                                 448

CASH, beginning of period                                                      1,679
                                                                           ---------

CASH, end of period                                                        $   2,127
                                                                           =========

NONCASH FINANCING ACTIVITIES:
   Notes payable incurred on noncompete agreements                         $   3,575
                                                                           =========
   Issuance of restricted Common Units in connection with certain
     acquisitions                                                          $   4,064
                                                                           =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                $  18,377
                                                                           =========
   Other comprehensive income                                              $   3,289
                                                                           =========





        The accompanying notes are an integral part of this consolidated financial statement.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                                  (PREDECESSOR)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollar amounts in thousands, except unit and per unit data)

1. OPERATIONS AND ORGANIZATION:

Heritage Propane Partners, L.P. ("Predecessor Heritage") was formed April 24, 1996, as a Delaware limited partnership, to acquire, own and operate the propane business of Heritage Holdings, Inc. ("General Partner") In order to simplify Predecessor Heritage's obligation under the laws of several jurisdictions in which Predecessor Heritage conducts business, Predecessor Heritage's activities are conducted through a subsidiary operating partnership, Heritage Operating, L.P. (the "Operating Partnership"). Predecessor Heritage holds a 98.9899% limited partner interest and the General Partner holds a 1.0101% general partner interest in the Operating Partnership.

The Operating Partnership sells propane and propane-related products to approximately 286,000 retail customers in 27 states throughout the United States. Predecessor Heritage is also a wholesale propane supplier in the southwestern United States and in Canada, the latter through participation in MP Energy Partnership. MP Energy Partnership is a Canadian partnership primarily engaged in lower-margin wholesale distribution in which Predecessor Heritage owns a 60% interest. Predecessor Heritage grants credit to its customers for the purchase of propane and propane-related products.

In August 2000, U.S. Propane acquired all of the outstanding common stock of Heritage Holdings, Inc., ("General Partner"), the General Partner of Heritage Propane Partners, L.P. By virtue of Heritage Holdings, Inc.'s general partner and limited partner interests in Heritage Propane Partners, L.P., U.S. Propane gained control of Heritage Propane Partners, L.P. Simultaneously, U.S. Propane transferred its propane operations, consisting of its interest in four separate limited liability companies, AGL Propane, L.L.C., Peoples Gas Company, L.L.C., United Cities Propane Gas, L.L.C. and Retail Propane Company, L.L.C. (former Piedmont operations) to Heritage Propane Partners, L.P. for $181,395 plus working capital. The $181,395 was payable $139,552 in cash, $31,843 of assumed debt, and the issuance of 372,392 Common Units of Heritage Propane Partners, L.P. valued at $7,348 and a 1.0101% limited partner interest in the Operating Partnership valued at $2,652. The purchase price and the exchange price for the Common Units were approved by an independent committee of the Board of Directors of Heritage Holdings, Inc. The exchange price for the Common Units was $19.73125 per unit under a formula based on the average closing price of the Heritage Propane Partners, L.P.'s Common Units on the New York Stock Exchange for the twenty (20) day period beginning ten (10) days prior to the public announcement of the transaction on June 15, 2000 (the "Formula Price"). The working capital adjustment is estimated at $5,000 and is anticipated to be settled in December 2000.

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


2. SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET DETAIL:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Predecessor Heritage, its subsidiaries, including the Operating Partnership, MP Energy Partnership, and Heritage Energy Resources, L.L.C. ("Resources"). Predecessor Heritage accounts for its 50% partnership interest in Bi-State Propane, another propane retailer, using the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. The

General Partner's 1.0101% interest in the Operating Partnership is accounted for in the consolidated financial statements as a minority interest.

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

INCOME PER LIMITED PARTNER UNIT

Basic net income per limited partner unit is computed by dividing net income, after considering the General Partner's 1% interest, by the weighted average number of Common and Subordinated Units outstanding. Diluted net income per limited partner unit is computed by dividing net income, after considering the General Partner's 1% interest, by the weighted average number of Common and Subordinated Units outstanding and the weighted average number of restricted units ("Phantom Units") granted under the Restricted Unit Plan (see Note 5). A reconciliation of net income and weighted average units used in computing basic and diluted earnings per unit is as follows:

                                                                PERIOD
                                                                 ENDED
                                                                AUGUST 9,
                                                                  2000
                                                              -----------
BASIC NET INCOME PER LIMITED PARTNER UNIT:
Limited partners' interest in net income                      $      6,439
                                                              ============

Weighted average limited partner units                           9,712,927
                                                              ============

Basic net income per limited partner unit                     $       0.66
                                                              ============
DILUTED NET INCOME PER LIMITED PARTNER UNIT:
Limited partners' interest in net income                      $      6,439
                                                              ============

Weighted average limited partner units                           9,712,927
Dilutive effect of Phantom Units                                    75,166
                                                              ------------
Weighted average limited partner units, assuming
   dilutive effect of Phantom Units                              9,788,093
                                                              ============

Diluted net income per limited partner unit                   $       0.66
                                                              ============

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.


3.  ACQUISITIONS:

During the period ended August 9, 2000, Predecessor Heritage acquired certain assets of W. T. Johnson, Inc. in Yulee, FL, J & J Propane Gas, Inc. in various locations in Alabama and Tennessee; ServiGas with operations located in Texas, New Mexico, and Arizona; Petro San Juan Leasing, Inc.; and two other small companies. Heritage Holdings, Inc. purchased all of the outstanding stock of Eaves Oil Company, Inc. of New Ellenton, SC; Blue Flame Gas Co. Inc. of Charleston, SC; Lake County Gas of Lower Lake, CA; Cumberland LP Gas, Inc. of Cookeville, TN; and one small company and conveyed the net assets to Predecessor Heritage. The acquisitions totaled $54,904, which includes notes payable on noncompete agreements of $3,575 for periods ranging from three to ten years and liabilities assumed. These acquisitions were financed primarily with the acquisition facility and the issuance of $4,064 of Common Units.

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

4.  COMMITMENTS AND CONTINGENCIES:

Certain property and equipment is leased under noncancelable leases, which require fixed monthly rental payments and expire at various dates through 2008. Rental expense under these leases totaled approximately $1,366 for the period ended August 9, 2000.

5.  PARTNERS' CAPITAL:

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

Distributions by Predecessor Heritage in an amount equal to 100% of its Available Cash will generally be made 98% to the common and Subordinated Unitholders and 2% to the General Partner, subject to the payment of incentive distributions to the holders of Incentive Distribution Rights to the extent that certain target levels of cash distributions are achieved. To the extent there is sufficient Available Cash, the holders of Common Units have the right to receive the Minimum Quarterly Distribution ($0.50 per Unit), plus any arrearages, prior to any distribution of Available Cash to the holders of Subordinated Units. Common Units will not accrue arrearages for any quarter after the Subordination Period and Subordinated Units will not accrue any arrearages with respect to distributions for any quarter.

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

Predecessor Heritage is expected to make distributions of its Available Cash within 45 days after the end of each fiscal quarter ending November, February, May and August to holders of record on the applicable record date. A pro rata MQD of $0.353 per common and Subordinated Unit was made on October 15, 1996 for the two-month period between Predecessor Heritage's initial public offering and the quarter ended August 31, 1996. The MQD was made to the common and Subordinated Unitholders for the quarters ended November 30, 1996 through August 31, 1998. For the quarter ended November 30, 1998, a quarterly distribution of $0.5125 was paid to the common and Subordinated Unitholders. For each of the quarters ended February 28, 1999 through and including May 31, 2000, quarterly distributions of $0.5625, respectively, were paid to the common and Subordinated Unitholders. The quarterly distributions for the quarters ended February 28, 1999 through May 31, 2000 included incentive distributions payable to the General Partner to the extent the quarterly distribution exceeded $0.55 per unit.


RESTRICTED UNIT PLAN

The General Partner adopted a Restricted Unit Plan (the "Restricted Unit Plan") for its non-employee directors and key employees of the General Partner and its affiliates effective June 1996. Rights to acquire 146,000 Common Units ("Phantom Units") are available under the Restricted Unit Plan and may be granted to employees from time to time at the discretion of the Restricted Unit Plan Committee. Commencing on September 1, 1996 and on each September 1 thereafter that the Restricted Unit Plan is in effect, each director who is in office automatically receives 500 units. The Phantom Units vest upon, and in the same proportions as (1) the conversion of Predecessor Heritage's Subordinated Units into Common Units or if later, (2) the third anniversary of their grant date, and (3) terms and conditions specified by each grant. During fiscal 1999, 21,300 of these Phantom Units were granted to non-employee directors and key employees. During fiscal 1998, 20,200 of these Phantom Units were granted to non-employee directors and key employees. As of August 31, 1999, Phantom Units with a value of $1,346 have been awarded and the compensation cost related to such units will be recognized over the vesting period of the related awards. Predecessor Heritage applies APB Opinion No. 25, Accounting for Stock Issued to Employees. Compensation cost and directors' fee expense of $362 and $358 was recorded for the period ended August 9, 2000 and fiscal 1999, respectively, related to the issuance of the units. Subsequent to August 31, 1999, 4,500 of Phantom Unit grants vested pursuant to the vesting rights of the Restricted Unit Plan. Predecessor Heritage follows the disclosure only provision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("SFAS 123"). Proforma net income and net income per limited partner unit under the fair value method of accounting for equity instruments under SFAS 123 would be the same as reported net income and net income per limited partner unit.

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

7.  PROFIT SHARING AND 401(K) SAVINGS PLAN:

Predecessor Heritage sponsors a defined contribution profit sharing and 401(k) savings plan (the "Plan"), which covers all employees subject to service period requirements. Contributions are made to the Plan at the discretion of the Board of Directors. There was no expense under the profit sharing provision of the Plan during the period ended August 9, 2000.

8.  RELATED PARTY TRANSACTIONS:

Predecessor Heritage has no employees and is managed by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Predecessor Heritage, and all other necessary or appropriate expenses allocable to Predecessor Heritage or otherwise reasonably incurred by the General Partner in connection with operating Predecessor Heritage's business. These costs, which totaled approximately $40,742 for the period ended August 9, 2000, include compensation and benefits paid to officers and employees of the General Partner.

9. REPORTABLE SEGMENTS:

Predecessor Heritage's financial statements reflect four reportable segments: the domestic retail operations of Predecessor Heritage, the domestic wholesale operations of Predecessor Heritage, the foreign wholesale operations of MP Energy Partnership, and the trading activities of Resources. Predecessor Heritage's reportable domestic and wholesale fuel segments are strategic business units that sell products and services to different types of users: retail and wholesale customers. Intersegment sales by the foreign wholesale segment to the domestic segment are priced in accordance with the partnership agreement. Resources is a trading company that buys and sells financial instruments for its own account. Predecessor Heritage manages these segments separately as each segment involves different distribution, sale and marketing strategies. Predecessor Heritage evaluates the performance of its operating segments based on operating income. The operating income below does not reflect domestic and foreign selling, general, and administrative expenses of $5,974 for the period ended August 9, 2000.

The following table presents financial information by segment for the period ended August 9, 2000:

                                            AUGUST 9,
                                              2000
                                            ---------
Gallons:
  Domestic retail fuel                        170,891
  Domestic wholesale fuel                       7,113
  Foreign wholesale fuel
    Affiliated                                 63,390
    Unaffiliated                               75,514
  Elimination                                 (63,390)
                                          -----------
    Total                                     253,518
                                          ===========

Revenues:
  Domestic retail fuel                    $   178,906
  Domestic wholesale fuel                       4,342
  Foreign wholesale fuel
    Affiliated                                 29,038
    Unaffiliated                               30,803
  Elimination                                 (29,038)
  Liquids marketing                             4,300
  Other domestic revenues                      24,140
                                          -----------
    Total                                 $   242,491
                                          ===========

                                            AUGUST 9,
                                              2000
                                          -----------
Operating Income:
     Domestic retail fuel                 $    27,670
     Domestic wholesale fuel                      259
     Foreign wholesale fuel
         Affiliated                               541
         Unaffiliated                           1,528
     Elimination                                (541)
     Liquids marketing                            (8)
                                          -----------
     Total                                $    29,449
                                          ===========

Depreciation and amortization:
     Domestic retail fuel                 $    17,105
     Domestic wholesale fuel                       31
     Foreign wholesale fuel                         7
                                          -----------
         Total                            $    17,143
                                          ===========


10. SIGNIFICANT INVESTEE:

At August 9, 2000, Predecessor Heritage held a 50% interest in Bi-State Propane. Predecessor Heritage accounts for its 50% interest in Bi-State Propane under the equity method. Predecessor Heritage received distributions from Bi-State Propane in the amount of $200 for the period ended August 9, 2000.


Bi-State Propane's results of operations for the period ended August 9, 2000 is summarized below:


Revenues                                                    $    12,298
Gross profit                                                      6,008

Net income:
     Heritage                                                       613
     Other partner                                                  753

11. QUARTERLY FINANCIAL DATA (UNAUDITED):

The retail propane distribution business is largely seasonal due to propane's use as a heating source in residential and commercial buildings. Historically, approximately two-thirds of Predecessor Heritage's retail propane volume and more than 80% of the EBITDA is attributable to sales during the six-month peak-heating season of October through March. Consequently, sales and operating profits are concentrated in Predecessor Heritage's first and second fiscal quarters. Cash flow from operations, however, is greatest during the second and third fiscal quarters when customers pay for propane purchased during the six-month peak-heating season.


FISCAL 2000:                                     QUARTER ENDED                       PERIOD ENDED
                                 -----------------------------------------------
                                    NOVEMBER 30       FEBRUARY 28        MAY 31        AUGUST 9,
                                 --------------      ------------      ---------     ------------
Revenues                         $       51,890      $   102,160       $  57,224     $     31,217
Operating income (loss)                   3,430           21,253           2,732           (3,940)
Net income (loss)                          (808)          16,971          (2,198)          (7,461)

Net income (loss) per unit-
  basic and diluted                      (0.09)             1.70           (0.22)           (0.72)

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

         EXHIBIT
         NUMBER            DESCRIPTION
         ------            -----------
(1)      3.1               Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(10)     3.1.1             Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners,
                           L.P.

(16)     3.1.2             Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners,
                           L.P.

(19)     3.1.3             Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners,
                           L.P.

(19)     3.1.4             Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners,
                           L.P.

(1)      3.2               Agreement of Limited Partnership of Heritage Operating, L.P.

(12)     3.2.1             Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

(19)     3.2.2             Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

(18)     3.3               Amended Certificate of Limited Partnership of Heritage Propane Partners, L.P.

(18)     3.4               Amended Certificate of Limited Partnership of Heritage Operating, L.P.

(7)      10.1              First Amended and Restated Credit Agreement with Banks Dated May 31, 1999

(8)      10.1.1            First Amendment to the First Amended and Restated Credit Agreement dated as of October 15, 1999

(9)      10.1.2            Second Amendment to First Amended and Restated Credit Agreement dated as of May 31, 2000

(10)     10.1.3            Third Amendment dated as of August 10, 2000 to First Amended and Restated Credit Agreement

(13)     10.1.4            Fourth Amendment to First Amended and Restated Credit Agreement dated as of December 28, 2000

(16)     10.1.5            Fifth Amendment to First Amended and Restated Credit Agreement dated as of July 16, 2001

(1)      10.2              Form of Note Purchase Agreement (June 25, 1996)

(3)      10.2.1            Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996

(4)      10.2.2            Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997

         EXHIBIT
         NUMBER            DESCRIPTION
         ------            -----------
(6)      10.2.3            Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998

(8)      10.2.4            Second Amendment Agreement dated September 1, 1999 to June 25, 1996 Note Purchase Agreement

(11)     10.2.5            Third Amendment Agreement dated May 31, 2000 to June 25, 1996 Note Purchase Agreement and November 19,
                           1997 Note Purchase Agreement

(10)     10.2.6            Fourth Amendment Agreement dated August 10, 2000 to June 25, 1996 Note Purchase  Agreement and November
                           19, 1997 Note Purchase Agreement

(13)     10.2.7            Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement

(1)      10.3              Form of Contribution, Conveyance and Assumption Agreement among Heritage Holdings, Inc., Heritage Propane
                           Partners, L.P. and Heritage Operating, L.P.

(1)      10.6              Restricted Unit Plan

(4)      10.6.1            Amendment of Restricted Unit Plan dated as of October 17, 1996

(12)     10.6.2            Amended and Restated Restricted Unit Plan dated as of August 10, 2000

(18)     10.6.3            Second Amended and Restated Restricted Unit Plan dated as of February 4, 2002

(12)     10.7              Employment Agreement for James E. Bertelsmeyer dated as of August 10, 2000

(18)     10.7.1            Consent to Assignment of Employment Agreement for James E. Bertelsmeyer dated February 3, 2002

(*)      10.7.2            Amendment 1 of Employment Agreement for James E. Bertelsmeyer dated August 10, 2002

(12)     10.8              Employment Agreement for R. C. Mills dated as of August 10, 2000

(18)     10.8.1            Consent to Assignment of Employment Agreement for R.C. Mills dated February 3, 2002

(12)     10.9              Employment Agreement for Larry J. Dagley dated as of August 10, 2000

(18)     10.9.1            Consent to Assignment of Employment Agreement for Larry J. Dagley dated February 3, 2002

(12)     10.10             Employment Agreement for H. Michael Krimbill dated as of August 10, 2000

(18)     10.10.1           Consent to Assignment of Employment Agreement for H. Michael Krimbill dated February 3, 2002

(12)     10.11             Employment Agreement for Bradley K. Atkinson dated as of August 10, 2000

(18)     10.11.1           Consent to Assignment of Employment Agreement for Bradley K. Atkinson dated February 3, 2002

                           EXHIBIT
         NUMBER            DESCRIPTION
         ------            -----------
(7)      10.12             First Amended and Restated Revolving Credit Agreement between Heritage Service
                           Corp. and Banks Dated May 31, 1999

(16)     10.12.1           First Amendment to First Amended and Restated Revolving Credit Agreement, dated October 15, 1999

(16)     10.12.2           Second Amendment to First Amended and Restated Revolving Credit Agreement, dated August 10, 2000

(16)     10.12.3           Third Amendment to First Amended and Restated Revolving Credit Agreement, dated December 28, 2000

(16)     10.12.4           Fourth Amendment to First Amended and Restated Revolving Credit Agreement, dated July 16, 2001

(12)     10.13             Employment Agreement for Mark A. Darr dated as of August 10, 2000

(18)     10.13.1           Consent to Assignment of Employment Agreement for Mark A. Darr dated February 3, 2002

(12)     10.14             Employment Agreement for Thomas H. Rose dated as of August 10, 2000

(18)     10.14.1           Consent to Assignment of Employment Agreement for Thomas H. Rose dated February 3, 2002

(12)     10.15             Employment Agreement for Curtis L. Weishahn dated as of August 10, 2000

(18)     10.15.1           Consent to Assignment of Employment Agreement for Curtis L. Weishahn dated February 3, 2002

(5)      10.16             Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1           Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement

(8)      10.16.2           Second Amendment Agreement dated September 1, 1999 to November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

(9)      10.16.3           Third Amendment Agreement dated May 31, 2000 to November 19, 1997 Note Purchase Agreement and June 25,
                           1996 Note Purchase Agreement

(10)     10.16.4           Fourth Amendment Agreement dated August 10, 2000 to November 19, 1997 Note Purchase Agreement and
                           June 25,1996 Note Purchase Agreement

(13)     10.16.5           Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement

(10)     10.17             Contribution Agreement dated June 15, 2000 among U.S. Propane, L.P., Heritage Operating, L.P. and
                           Heritage Propane Partners, L.P.

(10)     10.17.1           Amendment dated August 10, 2000 to June 15, 2000 Contribution Agreement

(10)     10.18             Subscription Agreement dated June 15, 2000 between Heritage Propane Partners, L.P. and individual investors

                           EXHIBIT
         NUMBER            DESCRIPTION
         ------            -----------
(10)     10.18.1           Amendment dated August 10, 2000 to June 15, 2000 Subscription Agreement

(16)     10.18.2           Amendment Agreement dated January 3, 2001 to the June 15, 2000 Subscription Agreement.

(17)     10.18.3           Amendment Agreement dated October 5, 2001 to the June 15, 2000 Subscription
                           Agreement.

(10)     10.19             Note Purchase Agreement dated as of August 10, 2000

(13)     10.19.1           Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement

(14)     10.19.2           First Supplemental Note Purchase Agreement dated as of May 24, 2001 to the August 10, 2000 Note Purchase
                           Agreement

(15)     10.20             Stock Purchase Agreement dated as of July 5, 2001 among the shareholders of ProFlame, Inc. and Heritage
                           Holdings, Inc.

(15)     10.21             Stock Purchase Agreement dated as of July 5, 2001 among the shareholders of Coast Liquid Gas, Inc. and
                           Heritage Holdings, Inc.

(15)     10.22             Agreement and Plan of Merger dated as of July 5, 2001 among California Western Gas Company, the Majority
                           Stockholders of California Western Gas Company signatories thereto, Heritage Holdings, Inc. and
                           California Western Merger Corp.

(15)     10.23             Agreement and Plan of Merger dated as of July 5, 2001 among Growth Properties, the Majority Shareholders signatories thereto, Heritage Holdings, Inc. and Growth Properties Merger Corp.

(15)     10.24             Asset Purchase Agreement dated as of July 5, 2001 among L.P.G. Associates, the Shareholders of L.P.G.
                           Associates and Heritage Operating, L.P.

(15)     10.25             Asset Purchase Agreement dated as of July 5, 2001 among WMJB, Inc., the Shareholders of WMJB, Inc. and
                           Heritage Operating, L.P.

(15)     10.25.1           Amendment to Asset Purchase Agreement dated as of July 5, 2001 among WMJB, Inc., the Shareholders of
                           WMJB, Inc. and Heritage Operating, L.P.

(18)     10.26             Assignment, Conveyance and Assumption Agreement between U.S. Propane, L.P. and Heritage Holdings, Inc., as the former General Partner of Heritage Propane Partners, L.P. dated as of February 4, 2002

(18)     10.27             Assignment, Conveyance and Assumption Agreement between U.S. Propane, L.P. and Heritage Holdings, Inc., as the former General Partner of Heritage Operating, L.P., dated as of February 4, 2002

(*)      21.1              List of Subsidiaries

(*)      23.3              Consent of Grant Thornton LLP

(*)      99.1              Financial Statements of U.S. Propane, L.P. as of August 31, 2002

                           EXHIBIT
         NUMBER            DESCRIPTION
         ------            -----------
(*)      99.2              Financial Statements of Bi-State Propane Partnership

(*)      99.3              Certification of Chief Executive Officer and Certification of Chief Financial Officer pursuant to
                           18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         ------------------


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

(19)     Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q for the quarter ended May 31, 2002.

(*)      Filed herewith.