Form 10-Q
period 2002-11-30
HERITAGE PROPANE PARTNERS L P
filed 2003-01-14
CIK 1012569

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002

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

Yes [X]   No [ ]

At January 13, 2003, the registrant had units outstanding as follows:
Heritage Propane Partners, L.P.     16,367,803       Common Units

                                    FORM 10-Q

                         HERITAGE PROPANE PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                                     Pages
                                                                                                     -----
PART I            FINANCIAL INFORMATION

     ITEM 1.      FINANCIAL STATEMENTS (Unaudited)

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  Consolidated Balance Sheets -
                       November 30, 2002 and August 31, 2002.............................................1

                  Consolidated Statements of Operations -
                      Three months ended November 30, 2002 and 2001 .....................................2

                  Consolidated Statements of Comprehensive Income -
                      Three months ended November 30, 2002 and 2001......................................3

                  Consolidated Statement of Partners' Capital
                      Three months ended November 30, 2002...............................................4

                  Consolidated Statements of Cash Flows
                      Three months ended November 30, 2002 and 2001......................................5

                  Notes to Consolidated Financial Statements.............................................6


     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS...............................................12

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK.......................................................................18

     ITEM 4.      CONTROLS AND PROCEDURES...............................................................19

PART II                                  OTHER INFORMATION


     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K......................................................20

     SIGNATURE

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)
                                   (unaudited)

                                                                     November 30,    August 31,
                                                                         2002           2002
                                                                     ------------    ----------
                               ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                          $   5,223      $   4,596
   Marketable securities                                                  2,559          2,559
   Accounts receivable, net of allowance for doubtful accounts           57,619         30,898
   Inventories                                                           53,267         48,187
   Assets from liquids marketing                                            813          2,301
   Prepaid expenses and other                                             8,451          6,846
                                                                      ---------      ---------
     Total current assets                                               127,932         95,387

PROPERTY, PLANT AND EQUIPMENT, net                                      402,567        400,044
INVESTMENT IN AFFILIATES                                                  8,072          7,858
GOODWILL, net of amortization prior to adoption of SFAS No. 142         156,258        155,735
INTANGIBLES AND OTHER ASSETS, net                                        56,491         58,240
                                                                      ---------      ---------

     Total assets                                                     $ 751,320      $ 717,264
                                                                      =========      =========

                 LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Working capital facility                                           $  52,800      $  30,200
   Accounts payable                                                      56,903         40,929
   Accounts payable to related companies                                  4,558          5,002
   Accrued and other current liabilities                                 28,505         23,962
   Liabilities from liquids marketing                                       772          1,818
   Current maturities of long-term debt                                  22,628         20,158
                                                                      ---------      ---------
     Total current liabilities                                          166,166        122,069

LONG-TERM DEBT,  less current maturities                                418,607        420,021
MINORITY INTERESTS                                                        3,524          3,564
                                                                      ---------      ---------

     Total liabilities                                                  588,297        545,654
                                                                      ---------      ---------

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
   Common Unitholders (15,816,347 and 15,815,847 units issued and outstanding at November 30, 2002 and August 31, 2002,
     respectively)                                                      165,183        173,677
   Class C Unitholders (1,000,000 units issued and outstanding at
November 30, 2002 and August 31, 2002)                                       --             --
   General Partner                                                        1,492          1,585
   Accumulated other comprehensive loss                                  (3,652)        (3,652)
                                                                      ---------      ---------
     Total partners' capital                                            163,023        171,610
                                                                      ---------      ---------

     Total liabilities and partners' capital                          $ 751,320      $ 717,264
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per unit and unit data)
                                   (unaudited)

                                                               Three Months
                                                             Ended November 30,
                                                       ------------------------------
                                                           2002              2001
                                                       ------------      ------------
REVENUES:
   Retail fuel                                         $     84,050      $     83,200
   Wholesale fuel                                            11,348            12,593
   Liquids marketing                                         60,730            50,820
   Other                                                     17,355            15,490
                                                       ------------      ------------
     Total revenues                                         173,483           162,103
                                                       ------------      ------------

COSTS AND EXPENSES:
   Cost of products sold                                     57,020            60,235
   Liquids marketing                                         60,023            54,145
   Operating expenses                                        33,425            31,844
   Depreciation and amortization                              9,266             9,058
   Selling, general and administrative                        3,192             2,951
                                                       ------------      ------------
     Total costs and expenses                               162,926           158,233
                                                       ------------      ------------

OPERATING INCOME                                             10,557             3,870

OTHER INCOME (EXPENSE):
   Interest expense                                          (9,297)           (9,216)
   Equity in earnings of affiliates                             213               129
   Gain on disposal of assets                                    67               467
   Other                                                       (278)              (98)
                                                       ------------      ------------

INCOME (LOSS) BEFORE MINORITY INTERESTS                       1,262            (4,848)

   Minority interests                                          (123)               69
                                                       ------------      ------------

NET INCOME (LOSS)                                             1,139            (4,779)


GENERAL PARTNER'S INTEREST IN NET INCOME (LOSS)                 229               168
                                                       ------------      ------------

LIMITED PARTNERS' INTEREST IN NET INCOME (LOSS)        $        910      $     (4,947)
                                                       ============      ============

BASIC NET INCOME (LOSS) PER LIMITED PARTNER UNIT       $       0.06      $      (0.32)
                                                       ============      ============

BASIC AVERAGE NUMBER OF UNITS OUTSTANDING                15,816,347        15,644,580
                                                       ============      ============

DILUTED NET INCOME (LOSS) PER LIMITED PARTNER UNIT     $       0.06      $      (0.32)
                                                       ============      ============

DILUTED AVERAGE NUMBER OF UNITS OUTSTANDING              15,848,698        15,644,580
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            (in thousands, unaudited)


                                                            Three Months Ended
                                                               November 30,
                                                           --------------------
                                                             2002         2001
                                                           -------      -------
Net income (loss)                                          $ 1,139      $(4,779)

Other comprehensive income (loss)
   Reclassification adjustment for losses or
     gains on derivative instruments
     included in net income                                     --       (2,755)
   Change in value of available-for-sale
     securities                                                 --          377
                                                           -------      -------

   Comprehensive income (loss)                             $ 1,139      $(7,157)
                                                           =======      =======


RECONCILIATION OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Balance, beginning of period                               $(3,652)     $(6,541)

Current period reclassification to  earnings
                                                                --        1,590
Current period change                                           --       (2,378)
                                                           -------      -------

Balance, end of period                                     $(3,652)     $(7,329)
                                                           =======      =======


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                        (in thousands, except unit data)
                                   (unaudited)


                                                                                                          Accumulated
                                       Number of Units                                                      Other
                                    -----------------------                                 General      Comprehensive
                                     Common       Class C         Common       Class C      Partner           Loss         Total
                                    ----------   ----------     ----------    ----------   ----------    -------------   ----------
BALANCE, AUGUST 31, 2002            15,815,847    1,000,000     $  173,677    $       --   $    1,585      $   (3,652)   $  171,610

Unit distribution                           --           --        (10,082)           --         (322)             --       (10,404)

Conversion of phantom units                500           --             --            --           --              --            --

Other                                       --           --            678            --           --              --           678

Net change in accumulated other
  comprehensive income per
  accompanying statements                   --           --             --            --           --              --            --

Net income                                  --           --            910            --          229              --         1,139
                                    ----------   ----------     ----------    ----------   ----------      ----------    ----------

BALANCE, NOVEMBER 30, 2002          15,816,347    1,000,000     $  165,183    $       --   $    1,492      $   (3,652)   $  163,023
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                   Three Months Ended
                                                                      November 30,
                                                                 ----------------------
                                                                   2002          2001
                                                                 --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $  1,139      $ (4,779)
     Reconciliation of net income (loss) to net cash
       provided by (used in) operating activities-
     Depreciation and amortization                                  9,266         9,058
     Provision for loss on accounts receivable                        234           350
     Gain on disposal of assets                                       (67)         (467)
     Deferred compensation on restricted units and long-term
       incentive plan                                                 678           487
     Undistributed earnings of affiliates                            (213)         (146)
     Minority interests                                               (40)         (213)
     Changes in assets and liabilities, net of effect of
       acquisitions:
       Accounts receivable                                        (26,887)      (17,508)
       Inventories                                                 (4,938)      (13,297)
       Assets from liquids marketing                                1,488          (347)
       Prepaid and other expenses                                  (1,558)        8,801
       Intangibles and other assets                                   (64)         (182)
       Accounts payable                                            15,830        17,083
       Accounts payable to related companies                         (444)        1,663
       Accrued and other current liabilites                         4,280        (2,621)
       Liabilities from liquids marketing                          (1,046)        2,206
                                                                 --------      --------
         Net cash provided by (used in) operating activities       (2,342)           88
                                                                 --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired                (1,603)       (7,344)
   Capital expenditures                                            (9,652)       (9,792)
   Proceeds from the sale of assets                                 1,491         1,116
                                                                 --------      --------
         Net cash used in investing activities                     (9,764)      (16,020)
                                                                 --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                        48,750        56,265
   Principal payments on debt                                     (25,613)      (27,672)
   Unit distributions                                             (10,404)      (10,059)
   Other                                                               --           (49)
                                                                 --------      --------
         Net cash provided by financing activities                 12,733        18,485
                                                                 --------      --------

INCREASE IN CASH AND CASH EQUIVALENTS
                                                                      627         2,553

CASH AND CASH EQUIVALENTS, beginning of period                      4,596         5,620
                                                                 --------      --------

CASH AND CASH EQUIVALENTS, end of period                         $  5,223      $  8,173
                                                                 ========      ========
NONCASH FINANCING ACTIVITIES:
   Notes payable incurred on noncompete agreements               $    519      $    165
                                                                 ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                      $  7,247      $  7,741
                                                                 ========      ========


    The accompanying notes are an integral part of these financial statements

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollar amounts in thousands, except unit and per unit data)
                                   (unaudited)

1. OPERATIONS AND ORGANIZATION:

The accompanying financial statements should be read in conjunction with the consolidated financial statements of Heritage Propane Partners, L.P. and subsidiaries (the "Partnership") as of August 31, 2002, and the notes thereto included in the Partnership's consolidated financial statements included in Form 10-K as filed with the Securities and Exchange Commission on November 27, 2002. The accompanying financial statements include only normal recurring accruals and all adjustments that the Partnership considers necessary for a fair presentation. Due to the seasonal nature of the Partnership's business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

In order to simplify the Partnership's obligations under the laws of several jurisdictions in which it conducts business, the Partnership's activities are conducted through a subsidiary operating partnership, Heritage Operating, L.P. (the "Operating Partnership"). The Partnership and the Operating Partnership are collectively referred to in this report as "Heritage." At November 30, 2002, the Operating Partnership sold propane and propane-related products to more than 600,000 active residential, commercial, industrial, and agricultural customers in 28 states. Heritage is also a wholesale propane supplier in the southwestern and southeastern United States and in Canada, the latter through participation in MP Energy Partnership. MP Energy Partnership is a Canadian partnership, in which Heritage owns a 60% interest, engaged in supplying Heritage's northern U.S. locations and lower-margin wholesale distribution. Heritage buys and sells financial instruments for its own account through its wholly owned subsidiary, Heritage Energy Resources L.L.C. ("Resources").

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET DETAIL:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Partnership include the accounts of its subsidiaries, including the Operating Partnership, MP Energy Partnership, Heritage Service Corp., Guilford Gas Service, Inc., and Resources. Heritage accounts for its 50% partnership interest in Bi-State Propane, a propane retailer in the states of Nevada and California, under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. For purposes of maintaining partner capital accounts, the Partnership Agreement of Heritage Propane Partners, L.P. specifies that items of income and loss shall be allocated among the partners in accordance with their percentage interests. Normal allocations according to percentage interests are made, however, only after giving effect to any priority income allocations in an amount equal to the incentive distributions that are allocated 100% to the General Partner. On February 4, 2002, at a special meeting of the Partnership's Common Unitholders, the Common Unitholders approved the substitution of U.S. Propane, L.P. ("U.S. Propane") as the successor General Partner of the Partnership and the Operating Partnership, replacing Heritage Holdings, Inc. ("Heritage Holdings"). At November 30, 2002, U.S. Propane's 1.0101% general partner interest in the Operating Partnership was accounted for in the consolidated financial statements as a minority interest. For the three months ended November 30, 2001, the 1.0101% general partner interest of the former General Partner, Heritage Holdings, and U.S. Propane's 1.0101% limited partner interest in the Operating Partnership were accounted for in the consolidated financial statements as minority interests.

ACCOUNTS RECEIVABLE

Heritage grants credit to its customers for the purchase of propane and propane-related products. Accounts receivable consisted of the following:

                                           November 30,   August 31,
                                              2002          2002
                                           ------------   ----------
Accounts receivable                          $60,129       $33,402
Less - allowance for doubtful accounts         2,510         2,504
                                             -------       -------
     Total, net                              $57,619       $30,898
                                             =======       =======

The activity in the allowance for doubtful accounts consisted of the following:

                                                 For the three months ended
                                                 ---------------------------
                                                 November 30,   November 30,
                                                    2002            2001
                                                 ------------   ------------
Balance, beginning of the period                  $ 2,504          $ 3,576
Provision for loss on accounts receivable             234              350
Accounts receivable written off, net of
recoveries                                           (228)            (359)
                                                  -------          -------
Balance, end of period                            $ 2,510          $ 3,567
                                                  =======          =======

INVENTORIES

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using weighted-average cost of fuel delivered to the customer service locations, while the cost of appliances, parts, and fittings is determined by the first-in, first-out method. Inventories consisted of the following:

                                    November 30,      August 31,
                                        2002             2002
                                    ------------      ----------
Fuel                                   $43,751         $38,523
Appliances, parts and fittings           9,516           9,664
                                       -------         -------
  Total inventories                    $53,267         $48,187
                                       =======         =======

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the November 30, 2002 presentation. These reclassifications have no impact on net income or net assets.

INCOME (LOSS) PER LIMITED PARTNER UNIT

Basic net income (loss) per limited partner unit is computed by dividing net income (loss), after considering the General Partner's interest, by the weighted average number of Common Units outstanding. Diluted net income (loss) per limited partner unit is computed by dividing net income, after considering the General Partner's interest, by the weighted average number of Common Units outstanding and the weighted average number of restricted units ("Phantom Units") granted under the Restricted Unit Plan. A reconciliation of net income
(loss) and weighted average units used in computing basic and diluted net income
(loss) per unit is as follows:

                                                                  Three Months Ended
                                                                      November 30,
                                                          ------------------------------------
                                                                2002                  2001
                                                          ---------------         ------------
BASIC NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Limited Partners' interest in net income (loss)           $           910         $     (4,947)
                                                          ===============         ============

Weighted average limited partner units                         15,816,347           15,644,580
                                                          ===============         ============

Basic net income (loss) per limited partner unit          $          0.06         $      (0.32)
                                                          ===============         ============

                                                                          Three Months Ended
                                                                              November 30,
                                                                  ---------------------------------
                                                                      2002                 2001
                                                                  ------------         ------------
DILUTED NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Limited partners' interest in net income (loss)                   $        910         $     (4,947)
                                                                  ============         ============

Weighted average limited partner units                              15,816,347           15,644,580
Dilutive effect of phantom units (a)                                    32,351                   --
                                                                  ------------         ------------
Weighted average limited partner units, assuming dilutive
   effect of phantom units                                          15,848,698           15,644,580
                                                                  ============         ============

Diluted net income (loss) per limited partner unit                $       0.06         $      (0.32)
                                                                  ============         ============

(a) For the three months ended November 30, 2001, 41,900 phantom units were excluded from the calculation of diluted net loss as such units were anti-dilutive due to the net loss for the period.


QUARTERLY DISTRIBUTIONS OF AVAILABLE CASH

The Partnership Agreement requires that the Partnership will distribute all of its Available Cash to its Unitholders and its General Partner within 45 days following the end of each fiscal quarter, subject to the payment of incentive distributions to the holders of Incentive Distribution Rights to the extent that certain target levels of cash distributions are achieved. The term Available Cash generally means, with respect to any fiscal quarter of the Partnership, all cash on hand at the end of such quarter, plus working capital borrowings after the end of the quarter, less reserves established by the General Partner in its sole discretion to provide for the proper conduct of the Partnership's business, to comply with applicable laws or any debt instrument or other agreement, or to provide funds for future distributions to partners with respect to any one or more of the next four quarters. Available Cash is more fully defined in the Partnership Agreement.

Prior to the Special Meeting on February 4, 2002, distributions by the Partnership in an amount equal to 100% of Available Cash were made 97% to the Common Unitholders, 1.0101% to U.S. Propane for its limited partner interest in the Operating Partnership, and 1.9899% to the former General Partner, Heritage Holdings. After the approval by the Common Unitholders of the substitution of U.S. Propane as the General Partner, distributions by the Partnership in an amount equal to 100% of Available Cash will generally be made 98% to the Common Unitholders and 2% to the General Partner, subject to the payment of incentive distributions to the holders of Incentive Distribution Rights to the extent that certain target levels of cash distributions are achieved.

On October 15, 2002, a quarterly distribution of $0.6375 per unit, or $2.55 annually, was paid to Unitholders of record at the close of business on October 8, 2002 and to the General Partner for its general partner interest in the Partnership, its minority interest, and its Incentive Distribution Rights. On December 18, 2002, the Partnership declared a cash distribution for the first quarter ended November 30, 2002 of $0.6375 per unit, or $2.55 per unit annually, payable on January 14, 2003 to Unitholders of record at the close of business on December 30, 2002. These quarterly distributions include incentive distributions payable to the General Partner to the extent the quarterly distribution exceedes $0.55 per unit.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Heritage applies Financial Accounting Standards Board ("FASB") Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 requires that all derivatives be recognized in the balance sheet as either an asset or liability measured at fair value. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations. During the three months ended November 30, 2001, Heritage reclassified into earnings a loss of $1,590 that was previously reported in accumulated other comprehensive loss. There were no such financial instruments outstanding as of November 30, 2002.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (SFAS 143). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Heritage adopted the provisions of SFAS 143 on September 1, 2002. The adoption of SFAS 143 did not have a material impact on the Partnership's consolidated financial position or results of operations.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 retains the fundamental provisions of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. Heritage adopted the provisions of SFAS 144 on September 1, 2002. The adoption of SFAS 144 did not have a material impact on the Partnership's consolidated financial position or results of operations.

In April 2002, the FASB issued Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). SFAS 145 rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS 145 also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers, amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Heritage adopted the provisions of SFAS 145 on September 1, 2002. The adoption did not have a material impact on the Partnership's consolidated financial position or results of operations.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In October 2002, the Emerging Issues Task Force ("EITF") of the FASB discussed EITF Issue No. 02-3, Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3). The EITF reached a consensus to rescind EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 98-10), the impact of which is to preclude mark-to-market accounting for energy trading contracts not within the scope of SFAS 133. The EITF also reached a consensus that gains and losses on derivative instruments within the scope of SFAS 133 should be shown net in the statement of operations if the derivative instruments are held for trading purposes. The consensus regarding the rescission of EITF 98-10 is applicable for fiscal periods beginning after December 15, 2002. Energy trading contracts not within the scope of SFAS 133 purchased after October 25, 2002, but prior to the implementation of the consensus are not permitted to apply mark-to-market accounting. Heritage will adopt the provisions of EITF 02-3 as of September 1, 2003. Management has not yet determined the impact the adoption of EITF 02-3 will have on the Partnership's financial position or results of operations.

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Management does not believe that the adoption will have a material impact on the Partnership's consolidated financial position or results of operations.

3. WORKING CAPITAL FACILITY AND LONG-TERM DEBT:

Effective July 16, 2001, the Operating Partnership entered into the Fifth Amendment to the First Amended and Restated Credit Agreement. The terms of the Agreement as amended are as follows:

         A $65,000 Senior Revolving Working Capital Facility, is available through June 30, 2004. The interest rate and interest payment dates vary depending on the terms Heritage agrees to when the money is borrowed. Heritage must be free of all working capital borrowings for 30 consecutive days each fiscal year. The weighted average interest rate was 3.255% for the amount outstanding at November 30, 2002. The maximum commitment fee payable on the unused portion of the facility is 0.50%. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of Heritage's subsidiaries secure the Senior Revolving Working Capital Facility. As of November 30, 2002, the Senior Revolving Working Capital Facility had a balance outstanding of $52,800.

         A $50,000 Senior Revolving Acquisition Facility is available through December 31, 2003, at which time the outstanding amount must be paid in ten equal quarterly installments beginning March 31, 2004. The interest rate and interest payment dates vary depending on the terms Heritage agrees to when the money is borrowed. The weighted average interest rate was 3.255% for the amount outstanding at November 30, 2002. The maximum commitment fee payable on the unused portion of the facility is 0.50%. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of Heritage's subsidiaries secure the Senior Revolving Acquisition Facility. As of November 30, 2002, the Senior Revolving Acquisition Facility had a balance outstanding of $15,300.

4. REPORTABLE SEGMENTS:

The Partnership's financial statements reflect four reportable segments: the domestic retail operations of Heritage, the domestic wholesale operations of Heritage, the foreign wholesale operations of MP Energy Partnership, and the liquids marketing activities of Resources. Heritage's reportable domestic and wholesale fuel segments are strategic business units that sell products and services to retail and wholesale customers. Intersegment sales by the foreign wholesale segment to the domestic segment are priced in accordance with the partnership agreement of MP Energy Partnership. Heritage manages these segments separately as each segment involves different distribution, sale, and marketing strategies. Heritage evaluates the performance of its operating segments based on operating income. The operating income below does not reflect selling, general, and administrative expenses of $3,192 and $2,951 for the three months ended November 30, 2002 and 2001, respectively. The following table presents the unaudited financial information by segment for the following periods:

                                    For the Three Months ended
                                            November 30,
                                   ----------------------------
                                      2002               2001
                                   ---------          ---------
Gallons:
   Domestic retail fuel               76,721             74,790
   Domestic wholesale fuel             4,890              4,997
   Foreign wholesale fuel
     Affiliated                       20,380             15,071
     Unaffiliated                     17,195             18,264
   Elimination                       (20,380)           (15,071)
                                   ---------          ---------
       Total                          98,806             98,051
                                   =========          =========

Revenues:
   Domestic retail fuel            $  84,050          $  83,200
   Domestic wholesale fuel             2,411              3,071
   Foreign wholesale fuel
     Affiliated                       10,408              8,940
     Unaffiliated                      8,937              9,522
   Elimination                       (10,408)            (8,940)
   Liquids marketing                  60,730             50,820
   Other                              17,355             15,490
                                   ---------          ---------
       Total                       $ 173,483          $ 162,103
                                   =========          =========

Operating Income (Loss):
   Domestic retail                 $  13,404          $  10,523
   Domestic wholesale fuel              (484)              (635)
   Foreign wholesale fuel
     Affiliated                          110                 --
     Unaffiliated                        506                338
   Elimination                          (110)                --
   Liquids marketing                     323             (3,405)
                                   ---------          ---------
       Total                       $  13,749          $   6,821
                                   =========          =========

                                     As of              As of
                                  November 30,       August 31,
                                     2002                2002
                                  ------------       ----------
Total Assets:
   Domestic retail                 $ 694,665          $ 667,978
   Domestic wholesale                 14,891             14,372
   Foreign wholesale                  10,135             10,564
   Liquids Marketing                  16,169              6,919
   Corporate                          15,460             17,431
                                   ---------          ---------
         Total                     $ 751,320          $ 717,264
                                   =========          =========

                                         For the Three Months ended
                                                 November 30,
                                         --------------------------
                                          2002                2001
                                         ------              ------
Depreciation and amortization:
   Domestic retail                       $9,132              $8,989
   Domestic wholesale                       129                  64
   Foreign wholesale                          5                   5
                                         ------              ------
         Total                           $9,266              $9,058
                                         ======              ======

5. SUBSEQUENT EVENT:

On January 2, 2003, the Partnership completed the acquisition of the propane assets of V-1 Oil Co. ("V-1") of Idaho Falls, Idaho. Under the terms of the acquisition, the Operating Partnership acquired all of the propane distribution assets of V-1 for a total consideration of approximately $32.3 million, after adjustments. The acquisition price was payable $17.3 million in cash, financed by the Acquisition Facility, and by the issuance of 551,456 Common Units of the Registrant valued at $15.0 million. The exchange price for the Common Units was $27.20, determined under a formula based upon the average closing price of the Registrant's Common Units for the twenty (20) consecutive trading days commencing on the tenth trading day prior to the public announcement of the transaction on December 10, 2002.

6. SIGNIFICANT INVESTEE:

Heritage holds a 50% interest in Bi-State Propane. Heritage accounts for this 50% interest in Bi-State Propane under the equity method. Heritage's investment in Bi-State Propane totaled $7,691 and $7,485 at November 30, 2002 and August 31, 2002 respectively. Heritage did not receive any distributions from Bi-State Propane for the three months ended November 30, 2002 or 2001. On March 1, 2002, the Operating Partnership sold certain assets acquired in the ProFlame acquisition to Bi-State Propane for approximately $9,730 plus working capital. This sale was made pursuant to the provision in the Bi-State Propane partnership agreement that requires each partner to offer to sell any newly acquired businesses within Bi-State Propane's area of operations to Bi-State Propane. In conjunction with this sale, the Operating Partnership guaranteed $5 million of debt incurred by Bi-State Propane to a financial institution. Based on the current financial condition of Bi-State Propane, management considers the likelihood of Heritage incurring a liability resulting from the guarantee to be remote. Bi-State Propane's financial position is summarized below:

                             November 30,        August 31,
                                 2002               2002
                             ------------        ----------
Current assets                 $ 3,776            $ 3,321
Noncurrent assets               22,701             23,105
                               -------            -------
                               $26,477            $26,426
                               =======            =======

Current liabilities            $ 2,974            $ 3,344
Long-term debt                   9,450              9,450
Partners' capital:
     Heritage                    7,691              7,485
     Other partner               6,362              6,147
                               -------            -------
                               $26,477            $26,426
                               =======            =======

Bi-State Propane's results of operations for the three months ended November 30, 2002 and 2001, respectively are summarized below:

                                        For the Three Months Ended
                                                November 30,
                                        ---------------------------
                                           2002             2001
                                        -----------      ----------
Revenues                                $     4,641      $    2,860
Gross profit                                  2,285           1,455

Net income:
     Heritage                                   206             126
     Other Partner                              215             143

7. FOOTNOTES INCORPORATED BY REFERENCE:

Certain footnotes are applicable to the consolidated financial statements but would be substantially unchanged from those presented on Form 10-K filed with the Securities and Exchange Commission on November 27, 2002. Accordingly, reference should be made to the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the following:

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Heritage Propane Partners, L.P. (the "Registrant" or "Partnership"), is a Delaware limited partnership. The Partnership's common units are listed on the New York Stock Exchange. The Partnership's business activities are primarily conducted through its subsidiary, Heritage Operating, L.P. (the "Operating Partnership"), a Delaware limited partnership. The Partnership is the sole limited partner of the Operating Partnership, with a 98.9899% limited partner interest. The Partnership and the Operating Partnership are sometimes referred to collectively in this report as "Heritage."

The following is a discussion of the historical financial condition and results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the Partnership's historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

ACTUAL RESULTS MAY DIFFER MATERIALLY FROM ANY RESULTS PROJECTED, FORECASTED, ESTIMATED, OR EXPRESSED IN FORWARD-LOOKING STATEMENTS SINCE MANY OF THE FACTORS THAT DETERMINE THESE RESULTS ARE DIFFICULT TO PREDICT AND ARE BEYOND MANAGEMENT'S CONTROL. SUCH FACTORS INCLUDE:

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

         o HERITAGE MAY SELL ADDITIONAL LIMITED PARTNER INTERESTS, THUS DILUTING THE EXISTING INTEREST OF UNITHOLDERS.


GENERAL

The retail propane business is a margin-based business in which gross profits depend on the excess of sales price over propane supply cost. The market price of propane is often subject to volatile changes as a result of supply or other market conditions over which Heritage will have no control. Product supply contracts are one-year agreements subject to annual renewal and generally permit suppliers to charge posted prices (plus transportation costs) at the time of delivery or the current prices established at major delivery points. Since rapid increases in the wholesale cost of propane may not be immediately passed on to retail customers, such increases could reduce gross profits. Heritage generally has attempted to reduce price risk by purchasing propane on a short-term basis. Heritage has on occasion purchased significant volumes of propane during periods of low demand, which generally occur during the summer months, at the then current market price, for storage both at its customer service locations and in major storage facilities for future resale.

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

Since its formation in 1989, Heritage has grown primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth. Since its inception through August 31, 2002, Heritage completed 91 acquisitions for an aggregate purchase price approximating $633 million, including the transfer by U.S. Propane of its propane operations to Heritage for $181.4 million, plus working capital of approximately $12.9 million. During the three months ended November 30, 2002, Heritage completed two acquisitions for an aggregate purchase price of $2.5 million, which includes $1.6 million in cash and $0.9 million in notes payable on non-compete agreements and liabilities assumed. Subsequent to November 30, 2002, Heritage purchased the propane assets of V-1 Oil Co, which was one of the largest privately held propane marketers in the northwest. Management believes that Heritage is the fourth largest retail marketer of propane in the United States, based on retail gallons sold. Heritage now serves more than 650,000 customers from nearly 300 customer service locations in 29 states, following the acquisition of the propane assets of V-1.

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

A substantial portion of Heritage's propane is used in the heating-sensitive residential and commercial markets causing the temperatures realized in Heritage's areas of operations, particularly during the six-month peak-heating season, to have a significant effect on its financial performance. In any given area, sustained warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use. Heritage uses information on normal temperatures in understanding how temperatures that are colder or warmer than normal affect historical results of operations and in preparing forecasts of future operations.

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

Amounts discussed below reflect 100% of the results of MP Energy Partnership. MP Energy Partnership is a general partnership in which Heritage owns a 60% interest. Because MP Energy Partnership is primarily engaged in lower-margin wholesale distribution, its contribution to Heritage's net income is not significant and the minority interest of this partnership is excluded from the EBITDA calculation.

THREE MONTHS ENDED NOVEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2001

         Volume. Total retail gallons sold in the three months ended November 30, 2002 were 76.7 million, an increase of 1.9 million over the 74.8 million gallons sold in the three months ended November 30, 2001. The increase in volume reflects the benefits of the volume added through acquisitions and from more favorable weather conditions in some of Heritage's areas of operations, offset by warmer than normal weather conditions in other areas of operations. Heritage also sold approximately 22.1 million wholesale gallons in this first quarter of fiscal 2003, a decrease of 1.2 million gallons from the 23.3 million wholesale gallons sold in the first quarter of fiscal 2002. U.S. wholesale gallons decreased 0.1 million gallons to 4.9 million gallons and the foreign volumes of MP Energy Partnership decreased 1.1 million gallons to 17.2 million for the first quarter.

         Revenues. Total revenues for the three months ended November 30, 2002 were $173.5 million, an increase of $11.4 million, as compared to $162.1 million in the three months ended November 30, 2001. The current period's domestic retail propane revenues increased $0.8 million to $84.0 million versus the prior year's revenues of $83.2 million primarily due to slightly increased retail volumes offset by slightly lower selling prices in the current period. The U.S. wholesale revenues decreased to $2.4 million, as compared to $3.1 million for the period ended November 30, 2001, primarily due to lower selling prices. Foreign revenues decreased $0.6 million for the three months ended November 30, 2002 to $8.9 million as compared to $9.5 million for the three months ended November 30, 2001, as a result of decreased volumes described above. The liquids marketing activity conducted through Resources increased $9.9 million to $60.7 million versus the prior year's revenues of $50.8 million due to an increase in the volume of contracts sold, more favorable market conditions related to colder winter temperatures and higher propane selling prices in the current period. Other domestic revenues increased by $1.9 million, to $17.4 million as compared to $15.5 million in the prior year as a result of acquisitions.

         Cost of Products Sold. Total cost of products sold and liquids marketing activities increased to $117.0 million for the three months ended November 30, 2002 as compared to $114.4 million for the three months ended November 30, 2001. The current period's domestic retail cost of sales decreased $2.8 million to $41.6 million as compared to $44.4 million in the prior year due to a lower cost of fuel per gallon this period offset by slightly increased volumes compared to the same period last fiscal year. The U.S. wholesale cost of sales decreased to $2.1 million as compared to $2.9 million for the period ended November 30, 2001, primarily due to lower wholesale fuel costs and slightly lower volumes than those incurred during the same period last fiscal year. Foreign cost of sales decreased $0.8 million to $8.4 million as compared to $9.2 million in the prior year primarily due to a decrease in wholesale fuel costs and lower volumes. Other cost of sales increased $1.0 million to $4.8 million as compared to $3.8 million for the three months ended November 30, 2001. Liquids marketing cost of sales increased $5.9 million during the three months ended November 30, 2002 to $60.0 million as compared to the prior year's cost of sales of $54.1 million. This increase is primarily due to an increase in contracts sold due to the reasons stated above.

         Gross Profit. Total gross profit for the three months ended November 30, 2002 increased by $8.7 million to $56.4 million as compared to $47.7 million for the three months ended November 30, 2001. For the three months ended November 30, 2002, retail fuel gross profit was $42.4 million, U.S. wholesale was $0.3 million, and other gross profit was $12.5 million. Foreign wholesale gross profit was $0.5 million and liquids marketing gross profit was $0.7 million. As a comparison, for the three months ended November 30, 2001, Heritage recorded retail fuel gross profit of $38.9 million, U.S. wholesale was $0.2 million, and other gross profit was $11.6 million. Foreign wholesale gross profit was $0.3 million and liquids marketing was a loss of $3.3 million for the three months ended November 30, 2001. The increase in gross profit is primarily attributable to lower fuel costs and slightly increased volumes, offset by slightly lower selling prices.

         Operating Expenses. Operating expenses were $33.4 million for the three months ended November 30, 2002 as compared to $31.8 million for the three months ended November 30, 2001. The increase of $1.6 million is primarily the result of an increase in employee-related costs, and industry-wide increases in business insurance costs.

         Selling, General and Administrative. Selling, general and administrative expenses were $3.2 million for the three months ended November 30, 2002, a $0.3 million increase from the $2.9 million for the same three month period last year.

         Depreciation and Amortization. Depreciation and amortization was $9.3 million in the three months ended November 30, 2002 as compared to $9.1 million in the three months ended November 30, 2001. This increase is due to additional depreciation and amortization of property, plant and equipment, and other intangible assets from acquisitions.

         Operating Income. For the three months ended November 30, 2002, Heritage had operating income of $10.6 million as compared to operating income of $3.9 million for the three months ended November 30, 2001. This increase is a combination of increased gross profit offset by increased operating expenses described above.

         Net Income(Loss). For the three month period ended November 30, 2002, Heritage had net income of $1.1 million, an increase of $5.9 million as compared to a net loss for the three months ended November 30, 2001 of $4.8 million. The increase is primarily the result of the operating income decrease described above.

         EBITDA. Earnings before interest, taxes, depreciation and amortization increased $7.1 million to $20.8 million for the three months ended November 30, 2002, as compared to EBITDA of $13.7 million for the period ended November 30, 2001. This increase is due to the operating conditions described above, and is a record level EBITDA for the first quarter results of Heritage. Heritage's EBITDA includes the EBITDA of investees, but does not include the EBITDA of the minority interest of MP Energy Partnership. EBITDA should not be considered as an alternative to net income (as an indicator of operating performance) or as an alternative to cash flow (as a measure of liquidity or ability to service debt obligations), but provides additional information for evaluating Heritage's ability to make the Minimum Quarterly Distribution.


LIQUIDITY AND CAPITAL RESOURCES

The ability of Heritage to satisfy its obligations will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond management's control. Future capital requirements of Heritage are expected to be provided by cash flows from operating activities. To the extent future capital requirements exceed cash flows from operating activities:

        a) working capital will be financed by the working capital line of credit and repaid from subsequent seasonal reductions in inventory and accounts receivable;

        b) growth capital expenditures, mainly for customer tanks, will be financed by the revolving acquisition bank line of credit; and

        c) acquisition capital expenditures will be financed by the revolving acquisition bank line of credit; other lines of credit, long term debt, issuance of additional Common Units or a combination thereof.


        Operating Activities. Cash used in operating activities during the three months ended November 30, 2002, was $2.3 million as compared to cash provided by operating activities of $0.1 million for the same three-month period ended November 30, 2001. The net cash used in operations for the three months ended November 30, 2002 consisted of net income of $1.1 million and noncash charges of $9.9 million, principally depreciation and amortization, offset by the impact of an increase in working capital of $13.3 million. The increase in working capital for the quarter ended November 30, 2002 as compared to the quarter ended November 30, 2001 is primarily due to the effect of timing of collection of the high accounts receivable related to the cold winter of fiscal 2001 and the timing of the purchase of inventory between the two periods.

        Investing Activities. Heritage completed two acquisitions during the three months ended November 30, 2002 spending a net of $1.6 million, after deducting cash received in such acquisitions. This capital expenditure amount is reflected in the cash used in investing activities of $9.8 million along with $9.7 million invested for maintenance needed to sustain operations at current levels and for customer tanks to support growth of operations. Cash used in investing activities also includes proceeds from the sale of idle property of $1.5 million.

Financing Activities. Cash provided by financing activities during the three months ended November 30, 2002 of $12.7 million resulted mainly from a net increase in the Working Capital Facility of $22.6 million and a net increase in the Acquisition Facility of $1.3 million used to acquire other propane businesses. These increases were offset by cash distributions to Unitholders of $10.4 million and payments on other long-term debt of $0.8 million.

        Financing and Sources of Liquidity

During the quarter ended November 30, 2002, the Operating Partnership utilized its Bank Credit Facility, which includes a Working Capital Facility, providing for up to $65.0 million of borrowings for working capital and other general partnership purposes, and an Acquisition Facility providing for up to $50.0 million of borrowings for acquisitions and improvements. As of November 30, 2002, the Working Capital Facility had $12.2 million available for borrowings and the Acquisition Facility had $34.7 million available to fund future acquisitions. Subsequent to November 30, 2002, approximately $17.3 million was drawn on the Acquisition Facility to fund the acquisition of V-1. Management believes that its Bank Credit Facility is adequate to fund the future operating and capital needs of the Partnership.

Heritage uses its cash provided by operating and financing activities to provide distributions to the Partnership's Unitholders and to fund acquisition, maintenance, and growth capital expenditures. Acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and intangibles associated with such acquired businesses, were $1.6 million for the three months ended November 30, 2002. In addition to the $1.6 million of cash expended for acquisitions, $0.5 million for notes payable on non-compete agreements were issued and liabilities of $0.4 million were assumed in connection with certain acquisitions.

Under the Partnership Agreement, the Partnership will distribute to its partners within 45 days after the end of each fiscal quarter, an amount equal to all of its Available Cash for such quarter. Available cash generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves established by the General Partner in its reasonable discretion that is necessary or appropriate to provide for future cash requirements. The Partnership's commitment to its Unitholders is to distribute the increase in its cash flow while maintaining prudent reserves for the Partnership's operations. The Partnership paid a quarterly distribution of $0.6375 (or $2.55 annually) on October 15, 2002 for the fourth quarter ended August 31, 2002, and declared a distribution of $0.6375 (or $2.55 annually) on December 18, 2002 payable on January 14, 2003. The current distribution level includes incentive distributions payable to the General Partner to the extent the quarterly distribution exceeds $0.55 per unit ($2.20 annually).

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Heritage has little cash flow exposure due to rate changes for long-term debt obligations. The Operating Partnership had $68.1 million of variable rate debt outstanding as of November 30, 2002 through its Bank Credit Facility described elsewhere in this report. The balance outstanding in the Bank Credit Facility generally fluctuates throughout the year. A theoretical change of 1% in the interest rate on the balance outstanding at November 30, 2002 would result in an approximate $681 thousand change in annual net income. Heritage primarily enters debt obligations to support general corporate purposes including capital expenditures and working capital needs. The Operating Partnership's long-term debt instruments were typically issued at fixed interest rates. When these debt obligations mature, Heritage may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.

Commodity price risk arises from the risk of price changes in the propane inventory that Heritage buys and sells. The market price of propane is often subject to volatile changes as a result of market conditions over which management will have no control. In the past, price changes have generally been passed along to Heritage's customers to maintain gross margins, mitigating the commodity price risk. In order to help ensure that adequate supply sources are available to Heritage during periods of high demand, Heritage will, from time to time, purchase significant volumes of propane during periods of low demand, which generally occur during the summer months, at the then current market price, for storage both at its customer service centers and in major storage facilities and for future delivery.

Heritage also attempts to minimize the effects of market price fluctuations for its propane supply by entering into certain financial contracts. In order to manage a portion of its propane price market risk, Heritage uses contracts for the forward purchase of propane, propane fixed-price supply agreements, and derivative commodity instruments such as price swap and option contracts. Swap instruments are a contractual agreement to exchange obligations of money between the buyer and seller of the instruments as propane volumes during the pricing period are purchased. Swaps are tied to a fixed price bid by the buyer and a floating price determination for the seller based on certain indices at the end of the relevant trading period. Heritage has entered into these swap instruments in the past to hedge the projected propane volumes to be purchased during each of the one-month periods during the projected heating season.

At November 30, 2002, Heritage had no outstanding propane hedges. Heritage continues to monitor propane prices and may enter into additional propane hedges in the future. Inherent in the portfolio from the liquids marketing activities are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counter parties to a contract. Heritage takes an active role in managing and controlling market and credit risk and has established control procedures which are reviewed on an ongoing basis. Heritage monitors market risk through a variety of techniques, including routine reporting to senior management. Heritage attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures.

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

Notional Amounts and Terms. The notional amounts and terms of these financial instruments as of November 30, 2002 and 2001 include fixed price payor for 586,000 and 1,592,500 barrels of propane and butane, and fixed price receiver of 440,000 and 1,221,964 barrels of propane and butane, respectively. Notional amounts reflect the volume of the transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure Heritage's exposure to market or credit risks.

Fair Value. The fair value of the financial instruments related to liquids marketing activities as of November 30, 2002 and August 31, 2002, was assets of $0.8 and $2.3 million respectively, and liabilities of $0.8 and $1.8 million, respectively, related to propane. The unrealized gain (loss) related to liquids marketing activities for the period ended November 30, 2002 and 2001, was $102 and ($2,139) respectively and is recorded through the income statement as other income (loss).

The market prices used to value these transactions reflect management's best estimate considering various factors including closing average spot prices for the current and outer months plus a differential to consider time value and storage costs.

SENSITIVITY ANALYSIS

A theoretical change of 10% in the underlying commodity value of the liquids marketing contracts would result in an approximate $273 change in the market value of the contracts as there were approximately 6.1 million gallons of net unbalanced positions at November 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

The Partnership maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Within 90 days prior to the filing date of this report, an evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as such terms are defined in Rule 13a-14(c) and 15d-14(c) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, concluded that the Partnership's disclosure controls and procedures were adequate and effective as of November 30, 2002. There have been no significant changes in the Partnership's internal controls or in other factors subsequent to such evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses in our internal controls.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.


         Exhibit
         Number            Description


(1)      3.1               Agreement of Limited Partnership of Heritage Propane
                           Partners, L.P.

(10)     3.1.1             Amendment No. 1 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Propane Partners,
                           L.P.

(16)     3.1.2             Amendment No. 2 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Propane Partners,
                           L.P.

(19)     3.1.3             Amendment No. 3 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Propane Partners,
                           L.P.

(19)     3.1.4             Amendment No. 4 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Propane Partners,
                           L.P.

(1)      3.2               Agreement of Limited Partnership of Heritage
                           Operating, L.P.

(12)     3.2.1             Amendment No. 1 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Operating, L.P.

(19)     3.2.2             Amendment No. 2 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Operating, L.P.

(18)     3.3               Amended Certificate of Limited Partnership of
                           Heritage Propane Partners, L.P.

(18)     3.4               Amended Certificate of Limited Partnership of
                           Heritage Operating, L.P.

(7)      10.1              First Amended and Restated Credit Agreement with
                           Banks Dated May 31, 1999

(8)      10.1.1            First Amendment to the First Amended and Restated
                           Credit Agreement dated as of October 15, 1999

(9)      10.1.2            Second Amendment to First Amended and Restated Credit
                           Agreement dated as of May 31, 2000

(10)     10.1.3            Third Amendment dated as of August 10, 2000 to First
                           Amended and Restated Credit Agreement

(13)     10.1.4            Fourth Amendment to First Amended and Restated Credit
                           Agreement dated as of December 28, 2000

(16)     10.1.5            Fifth Amendment to First Amended and Restated Credit
                           Agreement dated as of July 16, 2001

         Exhibit
         Number            Description

(1)      10.2              Form of Note Purchase Agreement (June 25, 1996)

(3)      10.2.1            Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of July 25, 1996

(4)      10.2.2            Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of March 11, 1997

(6)      10.2.3            Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of October 15, 1998

(8)      10.2.4            Second Amendment Agreement dated September 1, 1999 to
                           June 25, 1996 Note Purchase Agreement

(11)     10.2.5            Third Amendment Agreement dated May 31, 2000 to June
                           25, 1996 Note Purchase Agreement and November 19,
                           1997 Note Purchase Agreement

(10)     10.2.6            Fourth Amendment Agreement dated August 10, 2000 to
                           June 25, 1996 Note Purchase Agreement and November
                           19, 1997 Note Purchase Agreement

(13)     10.2.7            Fifth Amendment Agreement dated as of December 28,
                           2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

(1)      10.3              Form of Contribution, Conveyance and Assumption
                           Agreement among Heritage Holdings, Inc., Heritage
                           Propane Partners, L.P. and Heritage Operating, L.P.

(1)      10.6              Restricted Unit Plan

(4)      10.6.1            Amendment of Restricted Unit Plan dated as of October
                           17, 1996

(12)     10.6.2            Amended and Restated Restricted Unit Plan dated as of
                           August 10, 2000

(18)     10.6.3            Second Amended and Restated Restricted Unit Plan
                           dated as of February 4, 2002

(12)     10.7              Employment Agreement for James E. Bertelsmeyer dated
                           as of August 10, 2000

(18)     10.7.1            Consent to Assignment of Employment Agreement for
                           James E. Bertelsmeyer dated February 3, 2002

(20)     10.7.2            Amendment 1 of Employment Agreement for James E.
                           Bertelsmeyer dated August 10, 2002

(12)     10.8              Employment Agreement for R. C. Mills dated as of
                           August 10, 2000

(18)     10.8.1            Consent to Assignment of Employment Agreement for
                           R.C. Mills dated February 3, 2002

(12)     10.9              Employment Agreement for Larry J. Dagley dated as of
                           August 10, 2000

(18)     10.9.1            Consent to Assignment of Employment Agreement for
                           Larry J. Dagley dated February 3, 2002

(12)     10.10             Employment Agreement for H. Michael Krimbill dated as
                           of August 10, 2000

(18)     10.10.1           Consent to Assignment of Employment Agreement for H.
                           Michael Krimbill dated February 3, 2002

(12)     10.11             Employment Agreement for Bradley K. Atkinson dated as
                           of August 10, 2000

         Exhibit
         Number            Description

(18)     10.11.1           Consent to Assignment of Employment Agreement for
                           Bradley K. Atkinson dated February 3, 2002

(7)      10.12             First Amended and Restated Revolving Credit Agreement
                           between Heritage Service Corp. and Banks Dated May
                           31, 1999

(16)     10.12.1           First Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated October 15, 1999

(16)     10.12.2           Second Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated August 10, 2000

(16)     10.12.3           Third Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated December 28, 2000

(16)     10.12.4           Fourth Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated July 16, 2001

(12)     10.13             Employment Agreement for Mark A. Darr dated as of
                           August 10, 2000

(18)     10.13.1           Consent to Assignment of Employment Agreement for
                           Mark A. Darr dated February 3, 2002

(12)     10.14             Employment Agreement for Thomas H. Rose dated as of
                           August 10, 2000

(18)     10.14.1           Consent to Assignment of Employment Agreement for
                           Thomas H. Rose dated February 3, 2002

(12)     10.15             Employment Agreement for Curtis L. Weishahn dated as
                           of August 10, 2000

(18)     10.15.1           Consent to Assignment of Employment Agreement for
                           Curtis L. Weishahn dated February 3, 2002

(5)      10.16             Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1           Amendment dated October 15, 1998 to November 19, 1997
                           Note Purchase Agreement

(8)      10.16.2           Second Amendment Agreement dated September 1, 1999 to
                           November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

(9)      10.16.3           Third Amendment Agreement dated May 31, 2000 to
                           November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

(10)     10.16.4           Fourth Amendment Agreement dated August 10, 2000 to
                           November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

(13)     10.16.5           Fifth Amendment Agreement dated as of December 28,
                           2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

(10)     10.17             Contribution Agreement dated June 15, 2000 among U.S.
                           Propane, L.P., Heritage Operating, L.P. and Heritage
                           Propane Partners, L.P.

(10)     10.17.1           Amendment dated August 10, 2000 to June 15, 2000
                           Contribution Agreement

         Exhibit
         Number            Description

(10)     10.18             Subscription Agreement dated June 15, 2000 between
                           Heritage Propane Partners, L.P. and individual investors

(10)     10.18.1           Amendment dated August 10, 2000 to June 15, 2000
                           Subscription Agreement

(16)     10.18.2           Amendment Agreement dated January 3, 2001 to the June
                           15, 2000 Subscription Agreement.

(17)     10.18.3           Amendment Agreement dated October 5, 2001 to the June
                           15, 2000 Subscription Agreement.

(10)     10.19             Note Purchase Agreement dated as of August 10, 2000

(13)     10.19.1           Fifth Amendment Agreement dated as of December 28,
                           2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

(14)     10.19.2           First Supplemental Note Purchase Agreement dated as
                           of May 24, 2001 to the August 10, 2000 Note Purchase
                           Agreement

(15)     10.20             Stock Purchase Agreement dated as of July 5, 2001
                           among the shareholders of ProFlame, Inc. and Heritage
                           Holdings, Inc.

(15)     10.21             Stock Purchase Agreement dated as of July 5, 2001
                           among the shareholders of Coast Liquid Gas, Inc. and Heritage Holdings, Inc.

(15)     10.22             Agreement and Plan of Merger dated as of July 5, 2001
                           among California Western Gas Company, the Majority
                           Stockholders of California Western Gas Company signatories thereto, Heritage Holdings, Inc. and California Western Merger Corp.

(15)     10.23             Agreement and Plan of Merger dated as of July 5, 2001
                           among Growth Properties, the Majority Shareholders signatories thereto, Heritage Holdings, Inc. and Growth Properties Merger Corp.

(15)     10.24             Asset Purchase Agreement dated as of July 5, 2001
                           among L.P.G. Associates, the Shareholders of L.P.G.
                           Associates and Heritage Operating, L.P.

(15)     10.25             Asset Purchase Agreement dated as of July 5, 2001
                           among WMJB, Inc., the Shareholders of WMJB, Inc. and
                           Heritage Operating, L.P.

(15)     10.25.1           Amendment to Asset Purchase Agreement dated as of
                           July 5, 2001 among WMJB, Inc., the Shareholders of
                           WMJB, Inc. and Heritage Operating, L.P.

(18)     10.26             Assignment, Conveyance and Assumption Agreement
                           between U.S. Propane, L.P. and Heritage Holdings,
                           Inc., as the former General Partner of Heritage
                           Propane Partners, L.P. dated as of February 4, 2002

(18)     10.27             Assignment, Conveyance and Assumption Agreement
                           between U.S. Propane, L.P. and Heritage Holdings,
                           Inc., as the former General Partner of Heritage
                           Operating, L.P., dated as of February 4, 2002

(21)     10.28             Assignment for Contribution of Assets in Exchange for
                           Partnership Interest dated December 9, 2002 amount
                           V-1 Oil Co., the shareholders of V-1 Oil Co.,
                           Heritage Propane Partners, L.P. and Heritage
                           Operating, L.P.

(*)      10.29             Employment Agreement for Michael L. Greenwood dated
                           as of July 1, 2002

         Exhibit
         Number            Description

(20)     21.1              List of Subsidiaries

(*)      99.1              Certification of Chief Executive Officer and
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

(20) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-K for the year ended August 31, 2002.

(21) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 8-K dated January 6, 2003.

(*)      Filed herewith.

(b) Reports on Form 8-K

     The Partnership filed no reports on Form 8-K during the three months ended November 30, 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    HERITAGE PROPANE PARTNERS, L.P.

                                    By: U.S. Propane, L.P.., General Partner

                                    By: U.S. Propane, L.L.C., General Partner



Date:  January 14, 2003             By: /s/ Michael L. Greenwood
                                        ----------------------------------------
                                            Michael L. Greenwood
                                            (Vice President, Chief Financial
                                            Officer and officer duly authorized
                                            to sign on behalf of the registrant)

CERTIFICATION OF THE PRINCIPAL EXECUTIVE OFFICER

I, H. Michael Krimbill, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Heritage Propane Partners, L.P.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: January 14, 2003


                               /s/ H. Michael Krimbill
                               -----------------------
                               H. Michael Krimbill
                               President and Chief Executive Officer

                CERTIFICATION OF THE PRINCIPAL FINANCIAL OFFICER

I, Michael L. Greenwood, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Heritage Propane Partners, L.P.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date:  January 14, 2003


                                /s/ Michael L. Greenwood
                                ------------------------
                                Michael L. Greenwood
                                Vice President and Chief Financial Officer

                                INDEX TO EXHIBITS

         Exhibit
         Number            Description
         -------           -----------
(1)      3.1               Agreement of Limited Partnership of Heritage Propane
                           Partners, L.P.

(10)     3.1.1             Amendment No. 1 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Propane Partners,
                           L.P.

(16)     3.1.2             Amendment No. 2 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Propane Partners,
                           L.P.

(19)     3.1.3             Amendment No. 3 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Propane Partners,
                           L.P.

(19)     3.1.4             Amendment No. 4 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Propane Partners,
                           L.P.

(1)      3.2               Agreement of Limited Partnership of Heritage
                           Operating, L.P.

(12)     3.2.1             Amendment No. 1 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Operating, L.P.

(19)     3.2.2             Amendment No. 2 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Operating, L.P.

(18)     3.3               Amended Certificate of Limited Partnership of
                           Heritage Propane Partners, L.P.

(18)     3.4               Amended Certificate of Limited Partnership of
                           Heritage Operating, L.P.

(7)      10.1              First Amended and Restated Credit Agreement with
                           Banks Dated May 31, 1999

(8)      10.1.1            First Amendment to the First Amended and Restated
                           Credit Agreement dated as of October 15, 1999

(9)      10.1.2            Second Amendment to First Amended and Restated Credit
                           Agreement dated as of May 31, 2000

(10)     10.1.3            Third Amendment dated as of August 10, 2000 to First
                           Amended and Restated Credit Agreement

(13)     10.1.4            Fourth Amendment to First Amended and Restated Credit
                           Agreement dated as of December 28, 2000

(16)     10.1.5            Fifth Amendment to First Amended and Restated Credit
                           Agreement dated as of July 16, 2001

         Exhibit
         Number            Description
         -------           -----------
(1)      10.2              Form of Note Purchase Agreement (June 25, 1996)

(3)      10.2.1            Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of July 25, 1996

(4)      10.2.2            Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of March 11, 1997

(6)      10.2.3            Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of October 15, 1998

(8)      10.2.4            Second Amendment Agreement dated September 1, 1999 to
                           June 25, 1996 Note Purchase Agreement

(11)     10.2.5            Third Amendment Agreement dated May 31, 2000 to June
                           25, 1996 Note Purchase Agreement and November 19,
                           1997 Note Purchase Agreement

(10)     10.2.6            Fourth Amendment Agreement dated August 10, 2000 to
                           June 25, 1996 Note Purchase Agreement and November
                           19, 1997 Note Purchase Agreement

(13)     10.2.7            Fifth Amendment Agreement dated as of December 28,
                           2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

(1)      10.3              Form of Contribution, Conveyance and Assumption
                           Agreement among Heritage Holdings, Inc., Heritage
                           Propane Partners, L.P. and Heritage Operating, L.P.

(1)      10.6              Restricted Unit Plan

(4)      10.6.1            Amendment of Restricted Unit Plan dated as of October
                           17, 1996

(12)     10.6.2            Amended and Restated Restricted Unit Plan dated as of
                           August 10, 2000

(18)     10.6.3            Second Amended and Restated Restricted Unit Plan
                           dated as of February 4, 2002

(12)     10.7              Employment Agreement for James E. Bertelsmeyer dated
                           as of August 10, 2000

(18)     10.7.1            Consent to Assignment of Employment Agreement for
                           James E. Bertelsmeyer dated February 3, 2002

(20)     10.7.2            Amendment 1 of Employment Agreement for James E.
                           Bertelsmeyer dated August 10, 2002

(12)     10.8              Employment Agreement for R. C. Mills dated as of
                           August 10, 2000

(18)     10.8.1            Consent to Assignment of Employment Agreement for
                           R.C. Mills dated February 3, 2002

(12)     10.9              Employment Agreement for Larry J. Dagley dated as of
                           August 10, 2000

(18)     10.9.1            Consent to Assignment of Employment Agreement for
                           Larry J. Dagley dated February 3, 2002

(12)     10.10             Employment Agreement for H. Michael Krimbill dated as
                           of August 10, 2000

(18)     10.10.1           Consent to Assignment of Employment Agreement for
                           H. Michael Krimbill dated February 3, 2002

(12)     10.11             Employment Agreement for Bradley K. Atkinson dated as
                           of August 10, 2000

         Exhibit
         Number            Description
         -------           -----------
(18)     10.11.1           Consent to Assignment of Employment Agreement for
                           Bradley K. Atkinson dated February 3, 2002

(7)      10.12             First Amended and Restated Revolving Credit Agreement
                           between Heritage Service Corp. and Banks Dated May
                           31, 1999

(16)     10.12.1           First Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated October 15, 1999

(16)     10.12.2           Second Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated August 10, 2000

(16)     10.12.3           Third Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated December 28, 2000

(16)     10.12.4           Fourth Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated July 16, 2001

(12)     10.13             Employment Agreement for Mark A. Darr dated as of
                           August 10, 2000

(18)     10.13.1           Consent to Assignment of Employment Agreement for
                           Mark A. Darr dated February 3, 2002

(12)     10.14             Employment Agreement for Thomas H. Rose dated as of
                           August 10, 2000

(18)     10.14.1           Consent to Assignment of Employment Agreement for
                           Thomas H. Rose dated February 3, 2002

(12)     10.15             Employment Agreement for Curtis L. Weishahn dated as
                           of August 10, 2000

(18)     10.15.1           Consent to Assignment of Employment Agreement for
                           Curtis L. Weishahn dated February 3, 2002

(5)      10.16             Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1           Amendment dated October 15, 1998 to November 19, 1997
                           Note Purchase Agreement

(8)      10.16.2           Second Amendment Agreement dated September 1, 1999 to
                           November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

(9)      10.16.3           Third Amendment Agreement dated May 31, 2000 to
                           November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

(10)     10.16.4           Fourth Amendment Agreement dated August 10, 2000 to
                           November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

(13)     10.16.5           Fifth Amendment Agreement dated as of December 28,
                           2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

(10)     10.17             Contribution Agreement dated June 15, 2000 among U.S.
                           Propane, L.P., Heritage Operating, L.P. and Heritage
                           Propane Partners, L.P.

(10)     10.17.1           Amendment dated August 10, 2000 to June 15, 2000
                           Contribution Agreement

         Exhibit
         Number            Description
         -------           -----------
(10)     10.18             Subscription Agreement dated June 15, 2000 between
                           Heritage Propane Partners, L.P. and individual
                           investors

(10)     10.18.1           Amendment dated August 10, 2000 to June 15, 2000
                           Subscription Agreement

(16)     10.18.2           Amendment Agreement dated January 3, 2001 to the June
                           15, 2000 Subscription Agreement.

(17)     10.18.3           Amendment Agreement dated October 5, 2001 to the June
                           15, 2000 Subscription Agreement.

(10)     10.19             Note Purchase Agreement dated as of August 10, 2000

(13)     10.19.1           Fifth Amendment Agreement dated as of December 28,
                           2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

(14)     10.19.2           First Supplemental Note Purchase Agreement dated as
                           of May 24, 2001 to the August 10, 2000 Note Purchase
                           Agreement

(15)     10.20             Stock Purchase Agreement dated as of July 5, 2001
                           among the shareholders of ProFlame, Inc. and Heritage
                           Holdings, Inc.

(15)     10.21             Stock Purchase Agreement dated as of July 5, 2001
                           among the shareholders of Coast Liquid Gas, Inc. and
                           Heritage Holdings, Inc.

(15)     10.22             Agreement and Plan of Merger dated as of July 5, 2001
                           among California Western Gas Company, the Majority
                           Stockholders of California Western Gas Company
                           signatories thereto, Heritage Holdings, Inc. and
                           California Western Merger Corp.

(15)     10.23             Agreement and Plan of Merger dated as of July 5, 2001
                           among Growth Properties, the Majority Shareholders
                           signatories thereto, Heritage Holdings, Inc. and
                           Growth Properties Merger Corp.

(15)     10.24             Asset Purchase Agreement dated as of July 5, 2001
                           among L.P.G. Associates, the Shareholders of L.P.G.
                           Associates and Heritage Operating, L.P.

(15)     10.25             Asset Purchase Agreement dated as of July 5, 2001
                           among WMJB, Inc., the Shareholders of WMJB, Inc. and
                           Heritage Operating, L.P.

(15)     10.25.1           Amendment to Asset Purchase Agreement dated as of
                           July 5, 2001 among WMJB, Inc., the Shareholders of
                           WMJB, Inc. and Heritage Operating, L.P.

(18)     10.26             Assignment, Conveyance and Assumption Agreement
                           between U.S. Propane, L.P. and Heritage Holdings,
                           Inc., as the former General Partner of Heritage
                           Propane Partners, L.P. dated as of February 4, 2002

(18)     10.27             Assignment, Conveyance and Assumption Agreement
                           between U.S. Propane, L.P. and Heritage Holdings,
                           Inc., as the former General Partner of Heritage
                           Operating, L.P., dated as of February 4, 2002

(21)     10.28             Assignment for Contribution of Assets in Exchange for
                           Partnership Interest dated December 9, 2002 amount
                           V-1 Oil Co., the shareholders of V-1 Oil Co.,
                           Heritage Propane Partners, L.P. and Heritage
                           Operating, L.P.

(*)      10.29             Employment Agreement for Michael L. Greenwood dated
                           as of July 1, 2002

         Exhibit
         Number            Description
         -------           -----------
(20)     21.1              List of Subsidiaries

(*)      99.1              Certification of Chief Executive Officer and
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

(20) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-K for the year ended August 31, 2002.

(21) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 8-K dated January 6, 2003.

(*)      Filed herewith.

(b) Reports on Form 8-K


            The Partnership filed no reports on Form 8-K during the
                     three months ended November 30, 2002.