Form 10-Q
period 2003-02-28
HERITAGE PROPANE PARTNERS L P
filed 2003-04-14
CIK 1012569

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2003

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

Yes   x          No
    ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   x          No
    ------

At April 11, 2003, the registrant had units outstanding as follows:
Heritage Propane Partners, L.P.     16,367,803       Common Units

                                    FORM 10-Q

                         HERITAGE PROPANE PARTNERS, L.P.

                                TABLE OF CONTENTS


PART I            FINANCIAL INFORMATION

     ITEM 1.      FINANCIAL STATEMENTS (Unaudited)

                                          HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                  Consolidated Balance Sheets -
                       February 28, 2003 and August 31, 2002.............................................1

                  Consolidated Statements of Operations -
                      Three months and six months ended February 28, 2003 and 2002 ......................2

                  Consolidated Statements of Comprehensive Income -
                      Three months and six months ended February 28, 2003 and 2002.......................3

                  Consolidated Statement of Partners' Capital
                      Six months ended February 28, 2003.................................................4

                  Consolidated Statements of Cash Flows
                      Six months ended February 28, 2003 and 2002........................................5

                  Notes to Consolidated Financial Statements.............................................6


     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS...............................................13

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK.......................................................................21

     ITEM 4.      CONTROLS AND PROCEDURES...............................................................22

PART II           OTHER INFORMATION

     ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................24

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K......................................................24

     SIGNATURE .........................................................................................30

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)
                                   (unaudited)

                                                                                        February 28,        August 31,
                                                                                           2003               2002
                                                                                       --------------    --------------
                                          ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                           $        8,734    $        4,596
   Marketable securities                                                                        2,550             2,559
   Accounts receivable, net of allowance for doubtful accounts                                 93,506            30,898
   Inventories                                                                                 29,047            48,187
   Assets from liquids marketing                                                                  596             2,301
   Prepaid expenses and other                                                                   5,030             6,846
                                                                                       --------------    --------------
     Total current assets                                                                     139,463            95,387

PROPERTY, PLANT AND EQUIPMENT, net                                                            430,913           400,044
INVESTMENT IN AFFILIATES                                                                        9,041             7,858
GOODWILL, net of amortization prior to adoption of SFAS No. 142                               156,682           155,735
INTANGIBLES AND OTHER ASSETS, net                                                              55,233            58,240
                                                                                       --------------    --------------

     Total assets                                                                      $      791,332    $      717,264
                                                                                       ==============    ==============

                                LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Working capital facility                                                            $       19,300    $       30,200
   Accounts payable                                                                            62,777            40,929
   Accounts payable to related companies                                                        6,162             5,002
   Accrued and other current liabilities                                                       20,354            23,962
   Liabilities from liquids marketing                                                             584             1,818
   Current maturities of long-term debt                                                        22,485            20,158
                                                                                       --------------    --------------
     Total current liabilities                                                                131,662           122,069

LONG-TERM DEBT, less current maturities                                                       434,769           420,021
MINORITY INTERESTS                                                                              4,169             3,564
                                                                                       --------------    --------------

     Total liabilities                                                                        570,600           545,654
                                                                                       --------------    --------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
   Common Unitholders (16,367,803 and 15,815,847 units issued and outstanding at
     February 28, 2003 and August 31, 2002, respectively)                                     219,446           173,677
   Class C Unitholders (1,000,000 units issued and outstanding at
     February 28, 2003 and August 31, 2002)                                                        --                --
   General Partner                                                                              2,041             1,585
   Accumulated other comprehensive loss                                                          (755)           (3,652)
                                                                                       --------------    --------------
     Total partners' capital                                                                  220,732           171,610
                                                                                       --------------    --------------

     Total liabilities and partners' capital                                           $      791,332    $      717,264
                                                                                       ==============    ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per unit and unit data)
                                   (unaudited)

                                                         Three Months                     Six Months
                                                      Ended February 28,              Ended February 28,
                                                 ----------------------------    ----------------------------
                                                      2003            2002           2003            2002
                                                 ------------    ------------    ------------    ------------
REVENUES:
   Retail fuel                                   $    212,704    $    152,429    $    296,754    $    235,629
   Wholesale fuel                                      20,218          14,534          31,565          27,127
   Liquids marketing                                   79,587          47,326         140,317          98,146
   Other                                               16,535          15,346          33,891          30,836
                                                 ------------    ------------    ------------    ------------
     Total revenues                                   329,044         229,635         502,527         391,738
                                                 ------------    ------------    ------------    ------------

COSTS AND EXPENSES:
   Cost of products sold                              128,420          97,143         185,440         157,378
   Liquids marketing                                   79,235          45,633         139,258          99,778
   Operating expenses                                  45,270          34,957          78,695          66,801
   Depreciation and amortization                        9,447           9,606          18,713          18,664
   Selling, general and administrative                  4,656           3,158           7,848           6,109
                                                 ------------    ------------    ------------    ------------
     Total costs and expenses                         267,028         190,497         429,954         348,730
                                                 ------------    ------------    ------------    ------------

OPERATING INCOME                                       62,016          39,138          72,573          43,008

OTHER INCOME (EXPENSE):
   Interest expense                                    (9,317)         (9,503)        (18,613)        (18,719)
   Equity in earnings of affiliates                       970           1,040           1,183           1,169
   Gain on disposal of assets                              88             248             155             715
   Other                                               (2,268)            (94)         (2,546)           (192)
                                                 ------------    ------------    ------------    ------------

INCOME BEFORE MINORITY
INTERESTS AND INCOME TAXES                             51,489          30,829          52,752          25,981

   Minority interests                                    (817)           (699)           (940)           (630)
                                                 ------------    ------------    ------------    ------------

INCOME BEFORE TAXES                                    50,672          30,130          51,812          25,351

   Income taxes                                         1,285              --           1,285              --
                                                 ------------    ------------    ------------    ------------

NET INCOME                                             49,387          30,130          50,527          25,351

GENERAL PARTNER'S INTEREST IN NET INCOME                  719             518             948             686
                                                 ------------    ------------    ------------    ------------

LIMITED PARTNERS' INTEREST IN NET INCOME         $     48,668    $     29,612    $     49,579    $     24,665
                                                 ============    ============    ============    ============

BASIC NET INCOME PER LIMITED PARTNER UNIT        $       3.01    $       1.89    $       3.10    $       1.57
                                                 ============    ============    ============    ============

BASIC AVERAGE NUMBER OF UNITS OUTSTANDING          16,165,602      15,689,376      15,990,010      15,666,854
                                                 ============    ============    ============    ============

DILUTED NET INCOME PER LIMITED PARTNER UNIT      $       3.00    $       1.88    $       3.09    $       1.57
                                                 ============    ============    ============    ============

DILUTED AVERAGE NUMBER OF UNITS OUTSTANDING        16,207,002      15,731,276      16,026,860      15,707,411
                                                 ============    ============    ============    ============





        The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (in thousands, unaudited)



                                                              Three Months Ended           Six Months Ended
                                                                  February 28,               February 28,
                                                           ------------------------    ------------------------
                                                              2003          2002          2003          2002
                                                           ----------    ----------    ----------    ----------
Net income                                                 $   49,387    $   30,130    $   50,527    $   25,351

Other comprehensive income
   Reclassification adjustment for losses or
     (gains) on derivative instruments
     included in net income                                      (427)          203          (427)       (2,551)
   Reclassification adjustment for losses on
     available-for-sale securities included
     in net income                                              2,376            --         2,376            --
   Change in value of derivative instruments                      957            --           957
   Change in value of available-for-sale
     securities                                                    (9)         (991)           (9)         (615)
                                                           ----------    ----------    ----------    ----------

   Comprehensive income                                    $   52,284    $   29,342    $   53,424    $   22,185
                                                           ==========    ==========    ==========    ==========

RECONCILIATION OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Balance, beginning of period                               $   (3,652)   $   (7,329)   $   (3,652)   $   (6,541)

Current period reclassification to  earnings
                                                                1,949         4,267         1,949         5,857
Current period change                                             948          (788)          948        (3,166)
                                                           ----------    ----------    ----------    ----------

Balance, end of period                                     $     (755)   $   (3,850)   $     (755)   $   (3,850)
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                        (in thousands, except unit data)
                                   (unaudited)


                                                                                                       Accumulated
                                       Number of Units                                                    Other
                                   -----------------------                               General      Comprehensive
                                    Common       Class C       Common       Class C      Partner           Loss           Total
                                   ----------   ----------   ----------    ----------   ----------    --------------    ----------
BALANCE, AUGUST 31, 2002           15,815,847    1,000,000   $  173,677    $       --   $    1,585    $       (3,652)   $  171,610

Unit distribution                          --           --      (20,166)           --         (644)               --       (20,810)

Conversion of phantom units               500           --           --            --           --                --            --

Issuance of Common Units in
  connection with certain             551,456           --       15,000            --          152                --        15,152
  acquisitions


Other                                      --           --        1,356            --           --                --         1,356

Net change in accumulated other
  comprehensive income per
  accompanying statements                  --           --           --            --           --             2,897         2,897

Net income                                 --           --       49,579            --          948                --        50,527
                                   ----------   ----------   ----------    ----------   ----------    --------------    ----------

BALANCE, FEBRUARY 28, 2003         16,367,803    1,000,000   $  219,446    $       --   $    2,041    $         (755)   $  220,732
                                   ==========   ==========   ==========    ==========   ==========    ==============    ==========





        The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                     Six Months Ended
                                                                       February 28,
                                                                 ------------------------
                                                                    2003          2002
                                                                 ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $   50,527    $   25,351
     Reconciliation of net income to net cash provided by
       operating activities-
     Depreciation and amortization                                   18,713        18,664
     Provision for loss on accounts receivable                        1,511           523
     Loss  on write down of marketable securities                     2,400            --
     Gain on disposal of assets                                        (155)         (715)
     Deferred compensation on restricted units and long-term
       incentive plan                                                 1,356           974
     Undistributed earnings of affiliates                            (1,183)       (1,169)
     Minority interests                                                 575           166
     Changes in assets and liabilities, net of effect of
       acquisitions:
       Accounts receivable                                          (60,298)      (31,506)
       Inventories                                                   21,045        14,134
       Assets from liquids marketing                                  1,705         6,254
       Prepaid and other expenses                                     1,863         8,808
       Intangibles and other assets                                     (41)         (465)
       Accounts payable                                              21,704         1,093
       Accounts payable to related companies                          1,160        (2,346)
       Accrued and other current liabilities                         (4,654)       (9,519)
       Liabilities from liquids marketing                            (1,234)       (6,404)
                                                                 ----------    ----------
         Net cash provided by operating activities                   54,994        23,843
                                                                 ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired                 (21,170)      (14,472)
   Capital expenditures                                             (16,510)      (16,371)
   Proceeds from the sale of assets                                   2,078         1,362
   Deposit on the subsequent sale of assets                              --         9,730
   Other                                                                 --           245
                                                                 ----------    ----------
         Net cash used in investing activities                      (35,602)      (19,506)
                                                                 ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                         107,650       103,617
   Principal payments on debt                                      (102,247)      (84,606)
   Unit distributions                                               (20,810)      (20,350)
   Other                                                                153           (55)
                                                                 ----------    ----------
         Net cash used in financing activities                      (15,254)       (1,394)
                                                                 ----------    ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                 4,138         2,943

CASH AND CASH EQUIVALENTS, beginning of period                        4,596         5,620
                                                                 ----------    ----------

CASH AND CASH EQUIVALENTS, end of period                         $    8,734    $    8,563
                                                                 ==========    ==========
NONCASH FINANCING ACTIVITIES:
   Notes payable incurred on noncompete agreements               $      772    $    2,120
                                                                 ==========    ==========
   Issuance of Common Units in connection with certain
     acquisitions                                                $   15,000    $       --
                                                                 ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                      $   18,302    $   18,811
                                                                 ==========    ==========







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

In order to simplify the Partnership's obligations under the laws of several jurisdictions in which it conducts business, the Partnership's activities are conducted through a subsidiary operating partnership, Heritage Operating, L.P. (the "Operating Partnership"). The Partnership and the Operating Partnership are collectively referred to in this report as "Heritage." Heritage sells propane and propane-related products to more than 650,000 active residential, commercial, industrial, and agricultural customers in 29 states. Heritage is also a wholesale propane supplier in the United States and in Canada, the latter through participation in MP Energy Partnership. MP Energy Partnership is a Canadian partnership, in which Heritage owns a 60% interest, engaged in lower-margin wholesale distribution and in supplying Heritage's northern U.S. locations. Heritage buys and sells financial instruments for its own account through its wholly owned subsidiary, Heritage Energy Resources, L.L.C. ("Resources").

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET DETAIL:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Partnership include the accounts of its subsidiaries, including the Operating Partnership, MP Energy Partnership, Heritage Service Corp., Guilford Gas Service, Inc., and Resources. Heritage accounts for its 50% partnership interest in Bi-State Propane, a propane retailer in the states of Nevada and California, under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. For purposes of maintaining partner capital accounts, the Partnership Agreement of Heritage Propane Partners, L.P. (the "Partnership Agreement") specifies that items of income and loss shall be allocated among the partners in accordance with their percentage interests. Normal allocations according to percentage interests are made, however, only after giving effect to any priority income allocations in an amount equal to the incentive distributions that are allocated 100% to the General Partner. For the three months and six months ended February 28, 2003, the 1.0101% general partner interest in the Operating Partnership held by the General Partner, U.S. Propane, L.P. ("U.S. Propane"), was accounted for in the consolidated financial statements as a minority interest. On February 4, 2002, at a special meeting of the Partnership's Common Unitholders, the Common Unitholders approved the substitution of U.S. Propane as the successor General Partner of the Partnership and the Operating Partnership, replacing Heritage Holdings, Inc. ("Heritage Holdings"). For the three months and the six months ended February 28, 2002, the 1.0101% general partner interest of the former General Partner, Heritage Holdings, and U.S. Propane's 1.0101% limited partner interest in the Operating Partnership were accounted for in the consolidated financial statements as minority interests.

ACCOUNTS RECEIVABLE

Heritage grants credit to its customers for the purchase of propane and propane-related products. Included in accounts receivable are trade accounts receivable arising from the Partnership's retail and wholesale propane operations and receivables arising from Resources' liquids marketing activities. Accounts receivable are recorded as amounts billed to customers less an allowance for doubtful accounts. The allowance for doubtful accounts is based on management's assessment of the realizability of customer accounts. Management's assessment is based on the overall creditworthiness of the Partnership's customers and any specific disputes. Receivables related to liquids marketing activities are $9,863 and $4,332 as of February 28, 2003 and August 31, 2002, respectively. Accounts receivable consisted of the following:

                                           February 28,    August 31,
                                               2003          2002
                                           ------------   ------------
Accounts receivable                        $     97,010   $     33,402
Less - allowance for doubtful accounts            3,504          2,504
                                           ------------   ------------
     Total, net                            $     93,506   $     30,898
                                           ============   ============


The activity in the allowance for doubtful accounts consisted of the following:

                                               For the six months ended
                                             ----------------------------
                                             February 28,    February 28,
                                                2003            2002
                                             ------------    ------------
Balance, beginning of the period             $      2,504    $      3,576
Provision for loss on accounts receivable           1,511             523
Accounts receivable written off, net of
  recoveries                                         (511)           (504)
                                             ------------    ------------
Balance, end of period                       $      3,504    $      3,595
                                             ============    ============

INVENTORIES

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using weighted-average cost of fuel delivered to the customer service locations, while the cost of appliances, parts, and fittings is determined by the first-in, first-out method. Inventories consisted of the following:

                                   February 28,    August 31,
                                       2003          2002
                                   ------------   ------------
Fuel                               $     18,621   $     38,523
Appliances, parts and fittings           10,426          9,664
                                   ------------   ------------
  Total inventories                $     29,047   $     48,187
                                   ============   ============


INCOME TAXES

Heritage is a limited partnership. As a result, Heritage's earnings or losses for federal and state income tax purposes are included in the tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of Heritage except those anticipated to be incurred by corporate subsidiaries of Heritage that are subject to income taxes. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership Agreement.

INCOME PER LIMITED PARTNER UNIT

Basic net income per limited partner unit is computed by dividing net income, after considering the General Partner's interest, by the weighted average number of Common Units outstanding. Diluted net income per limited partner unit is computed by dividing net income, after considering the General Partner's interest, by the weighted average number of Common Units outstanding and the weighted average number of restricted units ("Phantom Units") granted under the Restricted Unit Plan. A reconciliation of net income and weighted average units used in computing basic and diluted net income per unit is as follows:

                                                           Three Months Ended                 Six Months Ended
                                                               February 28,                      February 28,
                                                     -------------------------------   -------------------------------
                                                          2003                2002          2003            2002
                                                     --------------   --------------   --------------   --------------
BASIC NET INCOME PER LIMITED PARTNER UNIT:
Limited Partners' interest in net income             $       48,668   $       29,612   $       49,579   $       24,665
                                                     ==============   ==============   ==============   ==============

Weighted average limited partner units                   16,165,602       15,689,376       15,990,010       15,666,854
                                                     ==============   ==============   ==============   ==============

Basic net income per limited partner unit            $         3.01   $         1.89   $         3.10   $         1.57
                                                     ==============   ==============   ==============   ==============

DILUTED NET INCOME PER LIMITED PARTNER UNIT:
Limited partners' interest in net income             $       48,668   $       29,612   $       49,579   $       24,665
                                                     ==============   ==============   ==============   ==============

Weighted average limited partner units                   16,165,602       15,689,376       15,990,010       15,666,854
Dilutive effect of phantom units                             41,400           41,900           36,850           40,557
                                                     --------------   --------------   --------------   --------------
Weighted average limited partner units, assuming
   dilutive effect of phantom units                      16,207,002       15,731,276       16,026,860       15,707,411
                                                     ==============   ==============   ==============   ==============

Diluted net income per limited partner unit          $         3.00   $         1.88   $         3.09   $         1.57
                                                     ==============   ==============   ==============   ==============

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

On October 15, 2002, a quarterly distribution of $0.6375 per unit, or $2.55 per unit annually, was paid to Unitholders of record at the close of business on October 8, 2002. On January 14, 2003, a quarterly distribution of $0.6375 per unit, or $2.55 per unit annually, was paid to Unitholders of record at the close of business on December 30, 2002. On March 24, 2003, the Partnership declared a cash distribution for the second quarter ended February 28, 2003 of $0.6375 per unit, or $2.55 per unit annually, payable on April 14, 2003 to Unitholders of record at the close of business on April 4, 2003. In addition to these quarterly distributions, the General Partner received quarterly distributions for its general partner interest in the Partnership, its minority interest, and incentive distributions to the extent the quarterly distribution exceeded $0.55 per unit.

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

Heritage was the holder of certain call options at February 28, 2003 that have been designated as cash flow hedging instruments in accordance with SFAS 133. The call options give Heritage the right, but not the obligation, to buy a specified number of gallons of propane at a specified price at any time until a specified expiration date. Heritage entered into these options to hedge pricing on the forecasted propane volumes to be purchased during each of the one-month periods ending February 2003 through March 2003. Heritage utilizes hedging transactions to provide price protection against significant fluctuations in propane prices. These call options had a fair value of $572 as of February 28, 2003, which was recorded in accounts receivable on the balance sheet through other comprehensive income net of minority interest liability. There were no ineffective hedges or discontinued hedges as of February 28, 2003.

MARKETABLE SECURITIES

Heritage's marketable securities are classified as available-for-sale securities and are reflected as a current asset on the consolidated balance sheet at their fair value. During the three months ended February 28, 2003, Heritage determined there was a non-temporary decline in the market value of its available-for-sale securities, and reclassified into earnings a loss of $2,376, net of minority interest, which is recorded in other expense. Unrealized holding losses of $9 for the three and six months ended February 28, 2003, and $991 and $615 for the three and six months ended February 28, 2002, respectively, were recorded through accumulated other comprehensive loss based on the market value of the securities.

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

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In October 2002, the Emerging Issues Task Force ("EITF") of the FASB discussed EITF Issue No. 02-3, Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3). The EITF reached a consensus to rescind EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 98-10), the impact of which is to preclude mark-to-market accounting for energy trading contracts not within the scope of SFAS 133. The EITF also reached a consensus that gains and losses on derivative instruments within the scope of SFAS 133 should be shown net in the statement of operations if the derivative instruments are held for trading purposes. The consensus regarding the rescission of EITF 98-10 is applicable for fiscal periods beginning after December 15, 2002. Energy trading contracts not within the scope of SFAS 133 purchased after October 25, 2002, but prior to the implementation of the consensus, are not permitted to apply mark-to-market accounting. Heritage will adopt the provisions of EITF 02-3 as of September 1, 2003. Management has not yet determined the impact the adoption of EITF 02-3 will have on the Partnership's financial position or results of operations.

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

In December 2002, the FASB issued Statement No. 148 Accounting for Stock-Based Compensation -Transition and Disclosure (SFAS 148). The statement amends FASB Statement No. 123 Accounting for Stock-Based Compensation (SFAS 123) to provide alternative methods of transitions for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ending after July 31, 2003, with earlier application permitted, and the interim disclosure requirements of SFAS 148 are effective for periods beginning after December 15, 2002. Heritage will adopt the interim disclosure requirements of SFAS 148 as of May 31, 2003. Heritage will adopt the provisions of SFAS 148 as of September 1, 2003. Management has not yet determined the impact the adoption of SFAS 148 will have on the Partnership's financial positions or results of operations.

PROFORMA RESULTS

On January 2, 2003, Heritage purchased the propane assets of V-1 Oil Co. ("V-1") of Idaho Falls, Idaho for total consideration of $34.2 million after post-closing adjustments. The acquisition price was payable $19.2 million in cash, with $17.3 million financed by the Acquisition Facility, and by the issuance of 551,456 Common Units of Heritage valued at $15.0 million. V-1's propane distribution network included 35 customer service locations in Colorado, Idaho, Montana, Oregon, Utah, Washington, and Wyoming. The results of operations of V-1 from January 2, 2003 to February 28, 2003 are included in the consolidated statement of operations of Heritage for the three and six months ended February 28, 2003.

The following unaudited pro forma consolidated results of operations are presented as if the acquisition of V-1 had been made at the beginning of the periods presented:

                                                  Three months ended             Six months ended
                                                      February 28,                  February 28,
                                               ---------------------------   ---------------------------
                                                   2003          2002            2003          2002
                                               ------------   ------------   ------------   ------------
Total revenues                                 $    332,638   $    242,107   $    513,741   $    411,193
Limited partners' interest in net income       $     49,300   $     31,141   $     51,175   $     26,952
Basic net income per limited partner unit      $       3.05   $       1.92   $       3.20   $       1.66
Diluted net income per limited partner unit    $       3.04   $       1.91   $       3.19   $       1.66

The pro forma consolidated results of operations include adjustments to give effect to depreciation on the step-up of property, plant and equipment, amortization of customer lists, interest expense on acquisition debt, and certain other adjustments. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been made at the beginning of the periods presented or the future results of the combined operations.


3. WORKING CAPITAL FACILITY AND LONG-TERM DEBT:

Effective July 16, 2001, the Operating Partnership entered into the Fifth Amendment to the First Amended and Restated Credit Agreement. The terms of the Agreement as amended are as follows:

         A $65,000 Senior Revolving Working Capital Facility is available through June 30, 2004. The interest rate and interest payment dates vary depending on the terms Heritage agrees to when the money is borrowed. Heritage must be free of all working capital borrowings for 30 consecutive days each fiscal year. The weighted average interest rate was 3.13% for the amount outstanding at February 28, 2003. The maximum commitment fee payable on the unused portion of the facility is 0.50%. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of Heritage's subsidiaries secure the Senior Revolving Working Capital Facility. As of February 28, 2003, the Senior Revolving Working Capital Facility had a balance outstanding of $19,300.

         A $50,000 Senior Revolving Acquisition Facility is available through December 31, 2003, at which time the outstanding amount must be paid in ten equal quarterly installments beginning March 31, 2004. The interest rate and interest payment dates vary depending on the terms Heritage agrees to when the money is borrowed. The weighted average interest rate was 3.13% for the amount outstanding at February 28, 2003. The maximum commitment fee payable on the unused portion of the facility is 0.50%. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of Heritage's subsidiaries secure the Senior Revolving Acquisition Facility. As of February 28, 2003, the Senior Revolving Acquisition Facility had a balance outstanding of $32,300.

4. REPORTABLE SEGMENTS:

The Partnership's financial statements reflect four reportable segments: the domestic retail operations of Heritage, the domestic wholesale operations of Heritage, the foreign wholesale operations of MP Energy Partnership, and the liquids marketing activities of Resources. Heritage's reportable retail and wholesale fuel segments are strategic business units that sell products and services to retail and wholesale customers. Intersegment sales by the foreign wholesale segment to the domestic segment are priced in accordance with the partnership agreement of MP Energy Partnership. Heritage manages these segments separately as each segment involves different distribution, sale, and marketing strategies. Heritage evaluates the performance of its operating segments based on operating income. The operating income below does not reflect selling, general, and administrative expenses of $4,656 and $3,158 for the three months ended February 28, 2003 and 2002, respectively, or $7,848 and $6,109 for the six months ended February 28, 2003 and 2002, respectively. The following table presents the unaudited financial information by segment for the following periods:

                                  For the Three Months ended       For the Six Months ended
                                         February 28,                    February 28,
                                 ----------------------------    ----------------------------
                                     2003            2002           2003            2002
                                 ------------    ------------    ------------    ------------
Gallons:
   Domestic retail fuel               166,622         134,458         243,343         209,248
   Domestic wholesale fuel              5,467           5,478          10,357          10,475
   Foreign wholesale fuel
     Affiliated                        17,452          23,744          37,832          38,815
     Unaffiliated                      25,358          24,728          42,553          42,992
   Elimination                        (17,452)        (23,744)        (37,832)        (38,815)
                                 ------------    ------------    ------------    ------------
       Total                          197,447         164,664         296,253         262,715
                                 ============    ============    ============    ============




Revenues:
   Domestic retail fuel          $    212,704    $    152,429    $    296,754    $    235,629
   Domestic wholesale fuel              4,345           3,265           6,755           6,336
   Foreign wholesale fuel
     Affiliated                        27,424          11,576          37,832          20,516
     Unaffiliated                      15,873          11,269          24,810          20,791
   Elimination                        (27,424)        (11,576)        (37,832)        (20,516)
   Liquids marketing                   79,587          47,326         140,317          98,146
   Other                               16,535          15,346          33,891          30,836
                                 ------------    ------------    ------------    ------------
       Total                     $    329,044    $    229,635    $    502,527    $    391,738
                                 ============    ============    ============    ============

                                    For the Three Months ended       For the Six Months ended
                                            February 28,                  February 28,
                                   ----------------------------    ----------------------------
                                       2003            2002            2003            2002
                                   ------------    ------------    ------------    ------------
Operating Income (Loss):
   Domestic retail                 $     66,244    $     41,036    $     79,648    $     51,559
   Domestic wholesale fuel                 (885)         (1,064)         (1,369)         (1,699)
   Foreign wholesale fuel
     Affiliated                             374             272             484             272
     Unaffiliated                         1,121             713           1,627           1,051
   Elimination                             (374)           (272)           (484)           (272)
   Liquids marketing                        192           1,611             515          (1,794)
                                   ------------    ------------    ------------    ------------
       Total                       $     66,672    $     42,296    $     80,421    $     49,117
                                   ============    ============    ============    ============


Depreciation and amortization:
   Domestic retail                 $      9,318    $      9,537    $     18,451    $     18,526
   Domestic wholesale                       124              65             252             129
   Foreign wholesale                          5               4              10               9
                                   ------------    ------------    ------------    ------------
         Total                     $      9,447    $      9,606    $     18,713    $     18,664
                                   ============    ============    ============    ============


                            As of          As of
                         February 28,    August 31,
                            2003           2002
                         ------------   ------------
Total Assets:
   Domestic retail       $    739,075   $    667,978
   Domestic wholesale           8,488         14,372
   Foreign wholesale           16,789         10,564
   Liquids marketing           10,460          6,919
   Corporate                   16,520         17,431
                         ------------   ------------
         Total           $    791,332   $    717,264
                         ============   ============

5. SIGNIFICANT INVESTEE:

Heritage holds a 50% interest in Bi-State Propane. Heritage accounts for this 50% interest in Bi-State Propane under the equity method. Heritage's investment in Bi-State Propane totaled $7,691 and $7,485 at February 28, 2003 and August 31, 2002 respectively. Heritage did not receive any distributions from Bi-State Propane for the six months ended February 28, 2003 or 2002. On March 1, 2002, the Operating Partnership sold certain assets acquired in the ProFlame acquisition to Bi-State Propane for approximately $9,730 plus working capital. This sale was made pursuant to the provision in the Bi-State Propane partnership agreement that requires each partner to offer to sell any newly acquired businesses within Bi-State Propane's area of operations to Bi-State Propane. In conjunction with this sale, the Operating Partnership guaranteed $5 million of debt incurred by Bi-State Propane to a financial institution. Based on the current financial condition of Bi-State Propane, management considers the likelihood of Heritage incurring a liability resulting from the guarantee to be remote. Bi-State Propane's financial position is summarized below:

                         February 28,    August 31,
                             2003          2002
                         ------------   ------------
Current assets           $      4,676   $      3,321
Noncurrent assets              23,048         23,105
                         ------------   ------------
                         $     27,724   $     26,426
                         ============   ============

Current liabilities      $      3,225   $      3,344
Long-term debt                  8,600          9,450
Partners' capital:
     Heritage                   8,624          7,485
     Other partner              7,275          6,147
                         ------------   ------------
                         $     27,724   $     26,426
                         ============   ============

Bi-State Propane's results of operations for the three months and six months ended February 28, 2003 and 2002, respectively are summarized below:

                           For the Three Months Ended         For the Six Months Ended
                                   February 28,                     February 28,
                         -------------------------------   -------------------------------
                              2003             2002             2003             2002
                         --------------   --------------   --------------   --------------
Revenues                 $        8,460   $        6,497   $       13,101   $        9,357
Gross profit                      3,981            3,329            6,266            4,784

Net income:
     Heritage                       933            1,015            1,139            1,141
     Other Partner                  913            1,031            1,128            1,174

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

o        HERITAGE'S SUCCESS IN HEDGING ITS PRODUCT SUPPLY POSITIONS;

o THE EFFECTIVENESS OF RISK-MANAGEMENT POLICIES AND PROCEDURES AND THE ABILITY OF HERITAGE'S LIQUIDS MARKETING COUNTER-PARTIES TO SATISFY THEIR FINANCIAL COMMITMENTS;

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

The retail propane business of Heritage consists principally of transporting propane purchased in the contract and spot markets, primarily from major fuel suppliers, to its customer service locations and then to tanks located on the customers' premises, as well as to portable propane cylinders. In the residential and commercial markets, propane is primarily used for space heating, water heating, and cooking. In the agricultural market, propane is primarily used for crop drying, tobacco curing, poultry brooding, and weed control. In addition, propane is used for certain industrial applications, including use as an engine fuel to power vehicles and forklifts and as a heating source in manufacturing and mining processes.

Since its formation in 1989, Heritage has grown primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth. Since its inception through August 31, 2002, Heritage completed 91 acquisitions for an aggregate purchase price approximating $633 million. During the six months ended February 28, 2003, Heritage completed three acquisitions for an aggregate purchase price of $37.4 million, which includes $21.2 million in cash, $15.0 million in Common Units issued, and $1.2 million in notes payable on non-compete agreements and liabilities assumed. Heritage serves more than 650,000 customers from nearly 300 customer service locations in 29 states.

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

THREE MONTHS ENDED FEBRUARY 28, 2003 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2002

         Volume. Total retail gallons sold in the three months ended February 28, 2003 were 166.6 million, an increase of 32.1 million over the 134.5 million gallons sold in the three months ended February 28, 2002. The increase in volume reflects the benefits of the volume added through acquisitions and from more favorable weather conditions in some of Heritage's areas of operations, offset by warmer than normal weather conditions in other areas of operations. The Partnership also sold approximately 30.9 million wholesale gallons in this second quarter of fiscal 2003, an increase of 0.7 million gallons from the 30.2 million wholesale gallons sold in the second quarter of fiscal year 2002. U.S. wholesale volumes remained the same at 5.5 million gallons while the foreign volumes of MP Energy Partnership increased 0.7 million gallons to 25.4 million gallons for the second quarter.

         Revenues. Total revenues for the three months ended February 28, 2003 were $329.0 million, an increase of $99.4 million, as compared to $229.6 million in the three months ended February 28, 2002. The current period's domestic retail propane revenues increased $60.3 million to $212.7 million as compared to the prior year's revenues of $152.4 million primarily due to acquisitions, higher selling prices in the current period, and the increased retail volumes described above. Selling prices in each of Heritage's reportable segments increased as compared to the same period last year as a result of higher supply costs. The U.S. wholesale revenues increased $1.0 million to $4.3 million for the three months ended February 28, 2003 as compared to $3.3 million for the period ended February 28, 2002, due to higher selling prices. Other domestic revenues increased $1.2 million to $16.5 million, as compared to $15.3 million in the prior year as a result of acquisitions. Foreign revenues increased $4.6 million for the three months ended February 28, 2003 to $15.9 million as compared to $11.3 million for the three months ended February 28, 2002, as a result of higher selling prices and the increased volumes described above. Revenues from the liquids marketing activity conducted through Resources increased $32.3 million to $79.6 million as compared to the prior year's activity of $47.3 million due to an increase in the number and volume of contracts sold, more favorable market conditions due to the colder winter temperatures, and higher propane selling prices during the second quarter of fiscal year 2003.

         Cost of Products Sold. Total cost of products sold and liquids marketing activities increased to $207.7 million for the three months ended February 28, 2003 as compared to $142.8 million for the three months ended February 28, 2002. The current period's domestic retail cost of sales increased $25.2 million to $104.9 million as compared to $79.7 million in the prior year due to increased volumes and higher supply costs of product as compared to the same period last year. The U.S. wholesale cost of sales increased $0.7 million to $3.9 million for the three months ended February 28, 2003 as compared to $3.2 million for the period ended February 28, 2002, due to higher wholesale fuel costs. Foreign cost of sales increased $4.2 million to $14.8 million as compared to $10.6 million in the prior year due to an increase in wholesale fuel costs and higher volumes. Other cost of sales increased $1.2 million to $4.9 million as compared to $3.7 million for the three months ended February 28, 2002 primarily due to acquisitions. Liquids marketing cost of sales increased $33.6 million during the three months ended February 28, 2003 to $79.2 million as compared to the prior year's cost of sales of $45.6 million. This increase is primarily due to the increase in the number and volumes of contracts sold which were necessary to supply the increased customer demand.

         Gross Profit. Total gross profit for the three months ended February 28, 2003 was $121.3 million as compared to $86.9 million for the three months ended February 28, 2002. For the three months ended February 28, 2003, retail fuel gross profit was $107.8 million, U.S. wholesale was $0.4 million, and other gross profit was $11.6 million. Foreign wholesale gross profit was $1.1 million and liquids marketing gross profit was $0.4 million. As a comparison, for the three months ended February 28, 2002, Heritage recorded retail fuel gross profit of $72.7 million, U.S. wholesale of $0.1 million and other gross profit of $11.7 million. Foreign wholesale gross profit was $0.7 million, and liquids marketing gross profit was $1.7 million for the three months ended February 28, 2002. The increase in gross fuel profit is primarily attributable to increased volumes as described above and higher selling prices, partially offset by higher product costs.

         Operating Expenses. Operating expenses were $45.3 million an increase of $10.3 million, for the three months ended February 28, 2003 as compared to $35.0 million for the three months ended February 28, 2002. The increase is the result of various factors, which include an increase in employee-related costs due to acquisitions, an increase in incentive plan expense due to operating performance, a general increase in operating expenses in certain areas of the Partnership's operations to accommodate increased winter demand and industry-wide increases in business insurance costs.

         Selling, General and Administrative. Selling, general and administrative expenses were $4.7 million for the three months ended February 28, 2003, a $1.5 million increase from the $3.2 million for the same three month period last year. This increase is primarily related to the performance-based compensation plan expense in 2003 that was not incurred in 2002.

         Depreciation and Amortization. Depreciation and amortization was $9.4 million in the three months ended February 28, 2003 a slight decrease as compared to $9.6 million in the three months ended February 28, 2002.

         Operating Income. For the three months ended February 28, 2003, Heritage had operating income of $62.0 million as compared to operating income of $39.1 million for the three months ended February 28, 2002. This increase is a combination of increased gross profit offset by increased operating expenses described above.

         Other Expense. For the three months ended February 28, 2003, Heritage recorded other expense of $2.3 million as compared to $0.1 million for the three months ended February 28, 2002. This increase is primarily due to the reclassification into earnings of a loss on marketable securities in the six months ended February 28, 2003 that was previously recorded as accumulated other comprehensive loss on the balance sheet.

         Taxes. Taxes for the three months ended February 28, 2003 were $1.3 million due to the tax expense anticipated to be incurred by Heritage's corporate subsidiaries. There was no tax expense in these subsidiaries for the three months ended February 28, 2002.

        Net Income. For the three-month period ended February 28, 2003, Heritage recorded net income of $49.4 million, an increase of $19.3 million as compared to net income for the three months ended February 28, 2002 of $30.1 million. The increase is primarily the result of the increase in operating income, partially offset by the increase in other expenses and taxes described above.

        EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) increased $22.8 million to $73.0 million for the three months ended February 28, 2003, as compared to EBITDA of $50.2 million for the period ended February 28, 2002. This increase is due to the operating performance described above and is a record level EBITDA for the second quarter results of Heritage. Heritage's EBITDA includes the EBITDA of investees, but does not include the EBITDA of the minority interest of M-P Energy Partnership or any non-cash compensation expense. EBITDA should not be considered as an alternative to net income, cash flow, or any other financial performance measure presented in accordance with generally accepted accounting principles but provides additional information for evaluating the Partnership's operating results or its ability to make quarterly distributions. Management believes that EBITDA is a meaningful non-GAAP financial measure used by investors and lenders to evaluate the Partnership's operating performance, cash generation, and ability to service debt, as certain of the Partnership's debt covenants include EBITDA as a performance measure. The presentation of EBITDA for the periods described herein is calculated in the same manner as presented by the Partnership in the past, and is intended to allow investors to compare performance with prior periods. The Partnership also believes that EBITDA is sometimes useful to compare the operating results of other companies within the propane industry due to the fact that such information is commonly utilized and eliminates the effects of certain financing and accounting decisions. The Partnership's calculation of EBITDA, however, may differ from similarly titled items reported by other companies. EBITDA is computed as follows:

                                                              Three Months
                                                            Ended February 28,
                                                         ------------------------
                                                            2003          2002
                                                         ----------    ----------
Operating income                                         $     62.0    $     39.1
Depreciation and amortization                                   9.4           9.6
Non-cash compensation expense                                   0.7           0.5
Equity in earnings of investee before depreciation,
  amortization, and interest                                    1.2           1.2
Less:  Minority interest of MP Energy Partnership              (0.3)         (0.2)
                                                         ----------    ----------
EBITDA                                                   $     73.0    $     50.2
                                                         ==========    ==========

SIX MONTHS ENDED FEBRUARY 28, 2003 COMPARED TO THE SIX MONTHS ENDED FEBRUARY 28, 2002

         Volume. Total retail gallons sold in the six months ended February 28, 2003 were 243.3 million, an increase of 34.1 million over the 209.2 million gallons sold in the six months ended February 28, 2002. The increase in volume reflects the benefits of the volume added through acquisitions and from more favorable weather conditions in some of Heritage's areas of operations, offset by warmer than normal weather conditions in other areas of operations. Heritage also sold approximately 53.0 million wholesale gallons in the six months ended February 28, 2003, a decrease of 0.5 million gallons from the 53.5 million wholesale gallons sold in the six months ended February 28, 2002. U.S. wholesale gallons decreased 0.1 million gallons to 10.4 million gallons and the foreign volumes of MP Energy Partnership decreased 0.4 million gallons to 42.6 million for the six months ended February 28, 2003.

         Revenues. Total revenues for the six months ended February 28, 2003 were $502.5 million, an increase of $110.8 million, as compared to $391.7 million in the six months ended February 28, 2002. The current period's domestic retail propane revenues increased $61.2 million to $296.8 million as compared to the prior year's revenues of $235.6 million primarily due to increased retail volumes and higher selling prices in the current period. The U.S. wholesale revenues increased to $6.7 million, as compared to $6.3 million for the six-month period ended February 28, 2002, due to higher selling prices. Foreign revenues increased $4.0 million for the six months ended February 28, 2003 to $24.8 million as compared to $20.8 million for the six months ended February 28, 2002, also as a result of higher selling prices. The liquids marketing activity conducted through Resources increased $42.2 million to $140.3 million as compared to the prior year's revenues of $98.1 million due to an increase in the number and volumes of contracts sold, more favorable market conditions related to colder winter temperatures and higher propane selling prices in the current period. Other domestic revenues increased $3.1 million to $33.9 million as compared to $30.8 million in the prior year as a result of acquisitions.

         Cost of Products Sold. Total cost of products sold and liquids marketing activities increased to $324.7 million for the six months ended February 28, 2003 as compared to $257.2 million for the six months ended February 28, 2002. The current period's domestic retail cost of sales increased $22.5 million to $146.5 million as compared to $124.0 million in the prior year primarily due to increased volumes compared to the same period last fiscal year. The U.S. wholesale cost of sales remained the same as last year at $6.1 million. Foreign cost of sales increased $3.5 million to $23.2 million as compared to $19.7 million in the prior year primarily due to an increase in foreign wholesale fuel costs. Other cost of sales increased $2.2 million to $9.7 million as compared to $7.5 million for the six months ended February 28, 2002. Liquids marketing cost of sales increased $39.4 million during the six months ended February 28, 2003 to $139.2 million as compared to the prior year's cost of sales of $99.8 million. This increase is primarily due to an increase in the number and volumes of contracts sold which were necessary to supply the increased customer demand.

         Gross Profit. Total gross profit for the six months ended February 28, 2003 increased by $43.2 million to $177.8 million as compared to $134.6 million for the six months ended February 28, 2002. For the six months ended February 28, 2003, retail fuel gross profit was $150.3 million, U.S. wholesale was $0.6 million, and other gross profit was $24.2 million. Foreign wholesale gross profit was $1.6 million and liquids marketing gross profit was $1.1 million. As a comparison, for the six months ended February 28, 2002, Heritage recorded retail fuel gross profit of $111.6 million, U.S. wholesale of $0.3 million, and other gross profit of $23.3 million. Foreign wholesale gross profit was $1.1 million and liquids marketing was a loss of $1.7 million for the six months ended February 28, 2002. The increase in gross profit is primarily attributable to increased volumes and higher selling prices, offset by higher fuel costs.

         Operating Expenses. Operating expenses were $78.7 million for the six months ended February 28, 2003 as compared to $66.8 million for the six months ended February 28, 2002. The increase of $11.9 million is the result of various factors, which include an increase in employee-related costs due to acquisitions, an increase in incentive plan expense due to operating performance, a general increase in operating expenses in certain areas of the Partnership's operations to accommodate increased winter demand and industry-wide increases in business insurance costs.

         Selling, General and Administrative. Selling, general and administrative expenses were $7.8 million for the six months ended February 28, 2003, a $1.7 million increase from the $6.1 million for the same six month period last year. This increase is primarily related to the performance-based compensation plan expense in 2003 that was not incurred in 2002.

         Depreciation and Amortization. Depreciation and amortization was $18.7 million in each of the six months ended February 28, 2003 and February 28, 2002.

         Operating Income. For the six months ended February 28, 2003, Heritage had operating income of $72.6 million as compared to operating income of $43.0 million for the six months ended February 28, 2002. This increase is a combination of increased gross profit offset by increased operating expenses described above.

         Other Expense. For the six months ended February 28, 2003, Heritage recorded other expense of $2.5 million as compared to $0.2 million for the six months ended February 28, 2002. This increase is primarily due to the reclassification into earnings of a loss on marketable securities in the six months ended February 28, 2003 that was previously recorded as accumulated other comprehensive income loss on the balance sheet.

         Taxes. Taxes for the six months ended February 28, 2003 were $1.3 million due to the tax expense anticipated to be incurred by Heritage's corporate subsidiaries. There was no tax expense in these subsidiaries for the six months ended February 28, 2002.

         Net Income. For the six month period ended February 28, 2003, Heritage had net income of $50.5 million, an increase of $25.1 million, as compared to a net income for the six months ended February 28, 2002 of $25.4 million. The increase is primarily the result of the increase in operating income, partially offset by the increase in other expenses and taxes described above.

         EBITDA. Earnings before interest, taxes, depreciation and amortization increased $29.9 million to $93.8 million for the six months ended February 28, 2003, as compared to EBITDA of $63.9 million for the six months ended February 28, 2002. This increase is due to the operating conditions described above and is a record level EBITDA for the six-month results of Heritage. Heritage's EBITDA includes the EBITDA of investees, but does not include the EBITDA of the minority interest of MP Energy Partnership or any non-cash compensation expense. EBITDA should not be considered as an alternative to net income, cash flow, or any other financial performance measure presented in accordance with generally accepted accounting principles but provides additional information for evaluating the Partnership's operating results or its ability to make quarterly distributions. Management believes that EBITDA is a meaningful non-GAAP financial measure used by investors and lenders to evaluate the Partnership's operating performance, cash generation, and ability to service debt as certain of the Partnership's debt covenants include EBITDA as a performance measure. The presentation of EBITDA for the periods described herein is calculated in the same manner as presented by the Partnership in the past, and is intended to allow investors to compare performance with prior periods. The Partnership also believes that EBITDA is sometimes useful to compare the operating results of other companies within the propane industry due to the fact that such information is commonly utilized and eliminates the effects of certain financing and accounting decisions. The Partnership's calculation of EBITDA, however, may differ from similarly titled items reported by other companies. EBITDA is computed as follows:

                                                               Six Months
                                                           Ended February 28,
                                                         ------------------------
                                                            2003         2002
                                                         ----------    ----------
Operating income                                         $     72.6    $     43.0
Depreciation and amortization                                  18.7          18.7
Non-cash compensation expense                                   1.4           1.0
Equity in earnings of investee before depreciation,
  amortization, and interest                                    1.6           1.4
Less:  Minority interest of MP Energy Partnership              (0.5)         (0.2)
                                                         ----------    ----------
EBITDA                                                   $     93.8    $     63.9
                                                         ==========    ==========

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


         Operating Activities. Cash provided by operating activities during the six months ended February 28, 2003, was $55.0 million as compared to cash provided by operating activities of $23.8 million for the same six-month period ended February 28, 2002. The net cash provided by operations for the six months ended February 28, 2003 consisted of net income of $50.5 million and non-cash charges of $23.2 million, principally depreciation and amortization, offset by the impact of an increase in working capital of $18.7 million. Although the increase in working capital for the six months ended February 28, 2003 is comparable to the increase for the six months ended February 28, 2002, the changes in components of working capital varied significantly due to an increase in the demand for fuel resulting from the colder winter temperatures this fiscal year in various areas of Heritage's operations. The increase in fuel demand affects working capital as accounts receivable increases, inventory decreases, accounts payable to purchase product increases, and customer prebought gallons and prepayments decrease.

         Investing Activities. Heritage completed three acquisitions during the six months ended February 28, 2003 spending a net of $21.2 million, after deducting cash received in such acquisitions. This capital expenditure amount is reflected in the cash used in investing activities of $35.6 million along with $16.5 million invested for maintenance needed to sustain operations at current levels and for customer tanks to support growth of operations. Cash used in investing activities also includes proceeds from the sale of idle property of $2.1 million.

         Financing Activities. Cash used in financing activities during the six months ended February 28, 2003 of $15.2 million resulted mainly from a net decrease in the outstanding balance under the Working Capital Facility of $10.9 million, cash distributions to Unitholders of $20.8 million, and payments on other long-term debt of $1.9 million. These decreases were offset by a net increase in the outstanding balance under the Acquisition Facility of $18.3 million used to acquire other propane businesses and other financing activities of $0.1 million.

         Financing and Sources of Liquidity

During the quarter ended February 28, 2003, the Operating Partnership utilized its Bank Credit Facility, which includes a Working Capital Facility, providing for up to $65.0 million of borrowings for working capital and other general partnership purposes, and an Acquisition Facility providing for up to $50.0 million of borrowings for acquisitions and improvements. As of February 28, 2003, the Working Capital Facility had $45.7 million available for borrowings and the Acquisition Facility had $17.7 million available to fund future acquisitions.

Heritage uses its cash provided by operating and financing activities to provide distributions to the Partnership's Unitholders and to fund acquisition, maintenance, and growth capital expenditures. Acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and intangibles associated with such acquired businesses, were $21.2 million for the six months ended February 28, 2003. In addition to the $21.2 million of cash expended for acquisitions, $15 million in Partnership units were issued, $0.8 million for notes payable on non-compete agreements were issued, and liabilities of $0.4 million were assumed in connection with certain acquisitions.

Under the Partnership Agreement, the Partnership will distribute to its partners within 45 days after the end of each fiscal quarter, an amount equal to all of its Available Cash for such quarter. Available cash generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves established by the General Partner in its reasonable discretion that is necessary or appropriate to provide for future cash requirements. The Partnership's commitment to its Unitholders is to distribute the increase in its cash flow while maintaining prudent reserves for the Partnership's operations. The Partnership paid quarterly distributions of $0.6375 per unit (or $2.55 annually) on October 15, 2002 for the fourth quarter ended August 31, 2002, and on January 14, 2003 for the quarter ended November 30, 2002. On March 24, 2003, the Partnership declared a distribution for the second quarter ended February 28, 2003 of $0.6375 per unit (or $2.55 annually) payable on April 14, 2003 to the unitholders of record at the close of business on April 4, 2003. In addition to these quarterly distributions, the General Partner received quarterly distributions for its general partner interest in the Partnership, its minority interest, and incentive distributions to the extent the quarterly distribution exceeded $0.55 per unit ($2.20 annually).

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Heritage has little cash flow exposure due to rate changes for long-term debt obligations. The Operating Partnership had $51.6 million of variable rate debt outstanding as of February 28, 2003 through its Bank Credit Facility described elsewhere in this report. The balance outstanding in the Bank Credit Facility generally fluctuates throughout the year. A theoretical change of 1% in the interest rate on the balance outstanding at February 28, 2003 would result in an approximate $516 thousand change in annual net income. Heritage primarily enters debt obligations to support general corporate purposes including capital expenditures and working capital needs. The Operating Partnership's long-term debt instruments were typically issued at fixed interest rates. When these debt obligations mature, Heritage may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.

Commodity price risk arises from the risk of price changes in the propane inventory that Heritage buys and sells. The market price of propane is often subject to volatile changes as a result of market conditions over which management will have no control. In the past, price changes have generally been passed along to Heritage's customers to maintain gross margins, mitigating the commodity price risk. In order to help ensure that adequate supply sources are available to Heritage during periods of high demand, Heritage will, from time to time, purchase significant volumes of propane during periods of low demand, which generally occur during the summer months, at the then current market price, for storage both at its customer service centers and in major storage facilities, and for future delivery.

Heritage also attempts to minimize the effects of market price fluctuations for its propane supply by entering into certain financial contracts. In order to manage a portion of its propane price market risk, Heritage uses contracts for the forward purchase of propane, propane fixed-price supply agreements, and derivative commodity instruments such as price swap and option contracts. Swap instruments are a contractual agreement to exchange obligations of money between the buyer and seller of the instruments as propane volumes during the pricing period are purchased. Swaps are tied to a fixed price bid by the buyer and a floating price determination for the seller based on certain indices at the end of the relevant trading period. Call options give the Heritage the right, but not the obligation, to buy a specified number of gallons of propane at a specified price at any time until a specified expiration date. Heritage enters into these financial instruments to hedge pricing on the projected propane volumes to be purchased during each of the one-month periods during the projected heating season.

At February 28, 2003, Heritage had outstanding propane hedges (call options) for a total of 2.1 million gallons of propane. The fair value of the call options is based on the market price of propane. At February 28, 2003, the fair value of the options was $572,000 and is recorded in accounts receivable. Inherent in the portfolio from the liquids marketing activities are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counter parties to a contract. Heritage takes an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Heritage monitors market risk through a variety of techniques, including routine reporting to senior management. Heritage attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures.

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

Notional Amounts and Terms. The notional amounts and terms of these financial instruments as of February 28, 2003 and 2002 include fixed price payor for 65,000 barrels of propane and 355,000 barrels of propane and butane, respectively, and fixed price receiver of 65,000 barrels of propane and 225,000 barrels of propane and butane, respectively. Notional amounts reflect the volume of the transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure Heritage's exposure to market or credit risks.

Fair Value. The fair value of the financial instruments related to liquids marketing activities as of February 28, 2003 and August 31, 2002, was assets of $0.6 and $2.3 million, respectively, and liabilities of $0.6 and $1.8 million respectively. The unrealized gain (loss) related to liquids marketing activities for the period ended February 28, 2003 and 2002, was $12,600 and ($125,000), respectively, and is recorded through the income statement as other income
(loss).

The market prices used to value these transactions reflect management's best estimate considering various factors including closing average spot prices for the current and outer months plus a differential to consider time value and storage costs.

SENSITIVITY ANALYSIS

A theoretical change of 10% in the underlying commodity value of the liquids marketing contracts would result in no change in the market value of the contracts as there are no net unbalanced positions at February 28, 2003.


ITEM 4. CONTROLS AND PROCEDURES

The Partnership maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Within 90 days prior to the filing date of this report, an evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and the Chief Financial Officer of the General

Partner of the Partnership, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as such terms are defined in Rule 13a-14(c) and 15d-14(c) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, concluded that the Partnership's disclosure controls and procedures were adequate and effective as of February 28, 2003. There have been no significant changes in the Partnership's internal controls or in other factors subsequent to such evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses in our internal controls.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 2, 2003, the Partnership issued 551,456 Common Units, with a total value of $15 million, in exchange for certain assets acquired in connection with the acquisition of the propane distribution assets of V-1 Oil Co. The Units were issued utilizing the Partnership's Registration Statement No. 333-40407 on Form S-4.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.


         Exhibit
         Number            Description
         ------            -----------
(1)      3.1               Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(10)     3.1.1             Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage
                           Propane Partners, L.P.

(16)     3.1.2             Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage
                           Propane Partners, L.P.

(19)     3.1.3             Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Heritage
                           Propane Partners, L.P.

(19)     3.1.4             Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Heritage
                           Propane Partners, L.P.

(1)      3.2               Agreement of Limited Partnership of Heritage Operating, L.P.

(12)     3.2.1             Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage
                           Operating, L.P.

(19)     3.2.2             Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage
                           Operating, L.P.

(18)     3.3               Amended Certificate of Limited Partnership of Heritage Propane Partners, L.P.

(18)     3.4               Amended Certificate of Limited Partnership of Heritage Operating, L.P.

(7)      10.1              First Amended and Restated Credit Agreement with Banks Dated May 31, 1999

(8)      10.1.1            First Amendment to the First Amended and Restated Credit Agreement dated as of October
                           15, 1999

(9)      10.1.2            Second Amendment to First Amended and Restated Credit Agreement dated as of May 31,
                           2000

(10)     10.1.3            Third Amendment dated as of August 10, 2000 to First Amended and Restated Credit
                           Agreement

         Exhibit
         Number            Description
         ------            -----------
(13)     10.1.4            Fourth Amendment to First Amended and Restated Credit Agreement dated as of December
                           28, 2000

(16)     10.1.5            Fifth Amendment to First Amended and Restated Credit Agreement dated as of July 16,
                           2001

(1)      10.2              Form of Note Purchase Agreement (June 25, 1996)

(3)      10.2.1            Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996

(4)      10.2.2            Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997

(6)      10.2.3            Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998

(8)      10.2.4            Second Amendment Agreement dated September 1, 1999 to June 25, 1996 Note Purchase
                           Agreement

(11)     10.2.5            Third Amendment Agreement dated May 31, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997 Note Purchase Agreement

(10)     10.2.6            Fourth Amendment Agreement dated August 10, 2000 to June 25, 1996 Note Purchase
                           Agreement and November 19, 1997 Note Purchase Agreement

(13)     10.2.7            Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase
                           Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase
                           Agreement

(1)      10.3              Form of Contribution, Conveyance and Assumption Agreement among Heritage Holdings,
                           Inc., Heritage Propane Partners, L.P. and Heritage Operating, L.P.

(1)      10.6              Restricted Unit Plan

(4)      10.6.1            Amendment of Restricted Unit Plan dated as of October 17, 1996

(12)     10.6.2            Amended and Restated Restricted Unit Plan dated as of August 10, 2000

(18)     10.6.3            Second Amended and Restated Restricted Unit Plan dated as of February 4, 2002

(12)     10.7              Employment Agreement for James E. Bertelsmeyer dated as of August 10, 2000

(18)     10.7.1            Consent to Assignment of Employment Agreement for James E. Bertelsmeyer dated February
                           3, 2002

(20)     10.7.2            Amendment 1 of Employment Agreement for James E. Bertelsmeyer dated August 10, 2002

(12)     10.8              Employment Agreement for R. C. Mills dated as of August 10, 2000

(18)     10.8.1            Consent to Assignment of Employment Agreement for R.C. Mills dated February 3, 2002

(12)     10.10             Employment Agreement for H. Michael Krimbill dated as of August 10, 2000

(18)     10.10.1           Consent to Assignment of Employment Agreement for H. Michael Krimbill dated February
                           3, 2002

(12)     10.11             Employment Agreement for Bradley K. Atkinson dated as of August 10, 2000

         Exhibit
         Number            Description
         ------            -----------
(18)     10.11.1           Consent to Assignment of Employment Agreement for Bradley K. Atkinson dated
                           February 3, 2002

(7)      10.12             First Amended and Restated Revolving Credit Agreement between Heritage Service
                           Corp. and Banks Dated May 31, 1999

(16)     10.12.1           First Amendment to First Amended and Restated Revolving Credit Agreement, dated
                           October 15, 1999

(16)     10.12.2           Second Amendment to First Amended and Restated Revolving Credit Agreement, dated
                           August 10, 2000

(16)     10.12.3           Third Amendment to First Amended and Restated Revolving Credit Agreement, dated
                           December 28, 2000

(16)     10.12.4           Fourth Amendment to First Amended and Restated Revolving Credit Agreement, dated July
                           16, 2001

(12)     10.13             Employment Agreement for Mark A. Darr dated as of August 10, 2000

(18)     10.13.1           Consent to Assignment of Employment Agreement for Mark A. Darr dated February 3, 2002

(12)     10.14             Employment Agreement for Thomas H. Rose dated as of August 10, 2000

(18)     10.14.1           Consent to Assignment of Employment Agreement for Thomas H. Rose dated February 3, 2002

(12)     10.15             Employment Agreement for Curtis L. Weishahn dated as of August 10, 2000

(18)     10.15.1           Consent to Assignment of Employment Agreement for Curtis L. Weishahn dated February 3,
                           2002

(5)      10.16             Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1           Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement

(8)      10.16.2           Second Amendment Agreement dated September 1, 1999 to November 19, 1997 Note Purchase
                           Agreement and June 25, 1996 Note Purchase Agreement

(9)      10.16.3           Third Amendment Agreement dated May 31, 2000 to November 19, 1997 Note Purchase
                           Agreement and June 25, 1996 Note Purchase Agreement

(10)     10.16.4           Fourth Amendment Agreement dated August 10, 2000 to November 19, 1997 Note Purchase
                           Agreement and June 25, 1996 Note Purchase Agreement

(13)     10.16.5           Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase
                           Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase
                           Agreement

(10)     10.17             Contribution Agreement dated June 15, 2000 among U.S. Propane, L.P., Heritage
                           Operating, L.P. and Heritage Propane Partners, L.P.

(10)     10.17.1           Amendment dated August 10, 2000 to June 15, 2000 Contribution Agreement

         Exhibit
         Number            Description
         ------            -----------
(10)     10.18             Subscription Agreement dated June 15, 2000 between Heritage Propane Partners, L.P. and individual investors

(10)     10.18.1           Amendment dated August 10, 2000 to June 15, 2000 Subscription Agreement

(16)     10.18.2           Amendment Agreement dated January 3, 2001 to the June 15, 2000 Subscription Agreement.

(17)     10.18.3           Amendment Agreement dated October 5, 2001 to the June 15, 2000 Subscription
                           Agreement.

(10)     10.19             Note Purchase Agreement dated as of August 10, 2000

(13)     10.19.1           Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase
                           Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase
                           Agreement

(14)     10.19.2           First Supplemental Note Purchase Agreement dated as of May 24, 2001 to the August 10,
                           2000 Note Purchase Agreement

(15)     10.20             Stock Purchase Agreement dated as of July 5, 2001 among the shareholders of ProFlame,
                           Inc. and Heritage Holdings, Inc.

(15)     10.21             Stock Purchase Agreement dated as of July 5, 2001 among the shareholders of Coast
                           Liquid Gas, Inc. and Heritage Holdings, Inc.

(15)     10.22             Agreement and Plan of Merger dated as of July 5, 2001 among California Western Gas
                           Company, the Majority Stockholders of California Western Gas Company signatories thereto, Heritage Holdings, Inc. and California Western Merger Corp.

(15)     10.23             Agreement and Plan of Merger dated as of July 5, 2001 among Growth Properties, the
                           Majority Shareholders signatories thereto, Heritage Holdings, Inc. and Growth
                           Properties Merger Corp.

(15)     10.24             Asset Purchase Agreement dated as of July 5, 2001 among L.P.G. Associates, the
                           Shareholders of L.P.G. Associates and Heritage Operating, L.P.

(15)     10.25             Asset Purchase Agreement dated as of July 5, 2001 among WMJB, Inc., the Shareholders of WMJB, Inc. and Heritage Operating, L.P.

(15)     10.25.1           Amendment to Asset Purchase Agreement dated as of July 5, 2001 among WMJB, Inc., the
                           Shareholders of WMJB, Inc. and Heritage Operating, L.P.

(18)     10.26             Assignment, Conveyance and Assumption Agreement between U.S. Propane, L.P. and
                           Heritage Holdings, Inc., as the former General Partner of Heritage Propane Partners,
                           L.P. dated as of February 4, 2002

(18)     10.27             Assignment, Conveyance and Assumption Agreement between U.S. Propane, L.P. and
                           Heritage Holdings, Inc., as the former General Partner of Heritage Operating, L.P., dated as of February 4, 2002

         Exhibit
         Number            Description
         ------            -----------
(21)     10.28             Assignment for Contribution of Assets in Exchange for Partnership Interest dated
                           December 9, 2002 amount V-1 Oil Co., the shareholders of V-1 Oil Co., Heritage Propane
                           Partners, L.P. and Heritage Operating, L.P.

(22)     10.29             Employment Agreement for Michael L. Greenwood dated as of July 1, 2002

(20)     21.1              List of Subsidiaries

(*)      99.1              Certification of Chief Executive Officer and Certification of Chief Financial Officer
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

(22) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q for the quarter ended November 30, 2002.

(*)      Filed herewith.

(b)      Reports on Form 8-K

         The Partnership filed two reports on Form 8-K during the three months ended February 28, 2003:

         Form 8-K dated December 11, 2002, was filed reporting the Partnership had entered into a definitive agreement to acquire the retail propane assets of V-1 Oil Co. of Idaho Falls, Idaho. Attached as an exhibit to the Form 8-K was the press release dated December 10, 2002 announcing the transaction.

         Form 8-K dated January 6, 2003, was filed reporting the acquisition of the propane distribution assets of V-1 Oil Co. The report described the transaction and advised that the financial statements required to be filed in connection with the business acquisition would be filed within the prescribed time periods. Attached as exhibits to the Form 8-K were the Agreement for Contribution of Assets in Exchange for Partnership Interests dated December 9, 2002 among V-1 Oil Co., the shareholders of V-1 Oil Co., Heritage Propane Partners, L.P., and Heritage Operating L.P., and the Press Release dated January 6, 2003 announcing the completion of the acquisition.

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


                                HERITAGE PROPANE PARTNERS, L.P.

                                By:  U.S. Propane, L.P.., General Partner

                                By:  U.S. Propane, L.L.C., General Partner



Date:  April 14, 2003           By: /s/ Michael L. Greenwood
                                   ---------------------------------------------
                                        Michael L. Greenwood
                                        (Vice President, Chief Financial Officer
                                        and officer duly authorized to sign on
                                        behalf of the registrant)

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

Date:  April 14, 2003


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

Date: April 14, 2003


                            /s/ Michael L. Greenwood
                            ------------------------
                            Michael L. Greenwood
                            Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER       DESCRIPTION
------       -----------
(*) 99.1     Certification of Chief Executive Officer and Certification of
             Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.