Form 10-Q
period 2003-05-31
HERITAGE PROPANE PARTNERS L P
filed 2003-07-15
CIK 1012569

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ to

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

Yes  [X]  No  [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  [X]  No  [ ]

At July 11, 2003, the registrant had units outstanding as follows:
Heritage Propane Partners, L.P.    17,947,111     Common Units

                                    FORM 10-Q

                         HERITAGE PROPANE PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                                          Pages
                                                                                                          -----
PART I            FINANCIAL INFORMATION

     ITEM 1.      FINANCIAL STATEMENTS (Unaudited)

                                    HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  Consolidated Balance Sheets -
                      May 31, 2003 and August 31, 2002..................................................    1

                  Consolidated Statements of Operations -
                      Three months and nine months ended May 31, 2003 and 2002 .........................    2

                  Consolidated Statements of Comprehensive Income (Loss) -
                      Three months and nine months ended May 31, 2003 and 2002..........................    3

                  Consolidated Statement of Partners' Capital
                      Nine months ended May 31, 2003....................................................    4

                  Consolidated Statements of Cash Flows
                      Nine months ended May 31, 2003 and 2002...........................................    5

                  Notes to Consolidated Financial Statements............................................    6

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS...............................................   15

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK.......................................................................   22

     ITEM 4.      CONTROLS AND PROCEDURES...............................................................   24

PART II           OTHER INFORMATION

     ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................   25

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K......................................................   25

     SIGNATURE

     CERTIFICATIONS

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)
                                   (unaudited)

                                                                           May 31,    August 31,
                                                                            2003         2002
                                                                         ----------   ----------
                             ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                             $    7,089   $    4,596
   Marketable securities                                                      2,294        2,559
   Accounts receivable, net of allowance for doubtful accounts               42,688       30,898
   Inventories                                                               25,726       48,187
   Assets from liquids marketing                                                570        2,301
   Prepaid expenses and other                                                 3,044        6,846
                                                                         ----------   ----------
     Total current assets                                                    81,411       95,387

PROPERTY, PLANT AND EQUIPMENT, net                                          428,747      400,044
INVESTMENT IN AFFILIATES                                                      9,243        7,858
GOODWILL, net of amortization prior to adoption of SFAS No. 142             157,254      155,735
INTANGIBLES AND OTHER ASSETS, net                                            53,751       58,240
                                                                         ----------   ----------

     Total assets                                                        $  730,406   $  717,264
                                                                         ==========   ==========

                 LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Working capital facility                                              $        -   $   30,200
   Accounts payable                                                          32,423       40,929
   Accounts payable to related companies                                      7,653        5,002
   Accrued and other current liabilities                                     22,020       23,962
   Liabilities from liquids marketing                                           552        1,818
   Current maturities of long-term debt                                      25,453       20,158
                                                                         ----------   ----------
     Total current liabilities                                               88,101      122,069

LONG-TERM DEBT, less current maturities                                     385,950      420,021
MINORITY INTERESTS                                                            4,746        3,564
                                                                         ----------   ----------

     Total liabilities                                                      478,797      545,654
                                                                         ----------   ----------

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
   Common Unitholders (17,947,111 and 15,815,847 units issued and
     outstanding at May 31, 2003 and August 31, 2002, respectively)         250,747      173,677
   Class C Unitholders (1,000,000 units issued and outstanding at
     May 31, 2003 and August 31, 2002)                                            -            -
   General Partner                                                            2,400        1,585
   Accumulated other comprehensive loss                                      (1,538)      (3,652)
                                                                         ----------   ----------
     Total partners' capital                                                251,609      171,610
                                                                         ----------   ----------

     Total liabilities and partners' capital                             $  730,406   $  717,264
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per unit and unit data)
                                   (unaudited)

                                                                 Three Months                   Nine Months
                                                                 Ended May 31,                 Ended May 31,
                                                          ---------------------------   ---------------------------
                                                               2003          2002           2003           2002
                                                          ------------   ------------   ------------   ------------
 REVENUES:
   Retail fuel                                            $    103,340   $     82,312   $    400,093   $    317,941
   Wholesale fuel                                                9,699          8,865         41,265         35,992
   Liquids marketing                                            22,961         40,113        163,278        138,259
   Other                                                        12,444         11,348         46,334         42,184
                                                          ------------   ------------   ------------   ------------
     Total revenues                                            148,444        142,638        650,970        534,376
                                                          ------------   ------------   ------------   ------------

COSTS AND EXPENSES:
   Cost of products sold                                        66,781         52,303        252,221        209,681
   Liquids marketing                                            22,705         38,629        161,963        138,407
   Operating expenses                                           39,535         33,823        118,230        100,624
   Depreciation and amortization                                 9,579          9,910         28,291         28,574
   Selling, general and administrative                           4,603          3,539         12,451          9,648
                                                          ------------   ------------   ------------   ------------
     Total costs and expenses                                  143,203        138,204        573,156        486,934
                                                          ------------   ------------   ------------   ------------

OPERATING INCOME                                                 5,241          4,434         77,814         47,442

OTHER INCOME (EXPENSE):
   Interest expense                                             (8,950)        (9,205)       (27,563)       (27,924)
   Equity in earnings of affiliates                                504            430          1,687          1,599
   Gain on disposal of assets                                      517            227            672            942
   Other                                                          (103)          (150)        (2,649)          (342)
                                                          ------------   ------------   ------------   ------------

INCOME (LOSS) BEFORE MINORITY
INTERESTS AND INCOME TAXES                                      (2,791)        (4,264)        49,961         21,717

   Minority interests                                              (80)           (55)        (1,021)          (685)
                                                          ------------   ------------   ------------   ------------

INCOME (LOSS) BEFORE TAXES                                      (2,871)        (4,319)        48,940         21,032

   Income taxes                                                    199              -          1,483              -
                                                          ------------   ------------   ------------   ------------

NET INCOME (LOSS)                                               (3,070)        (4,319)        47,457         21,032

GENERAL PARTNER'S INTEREST IN NET
   INCOME (LOSS)                                                   216            174          1,164            861
                                                          ------------   ------------   ------------   ------------

LIMITED PARTNERS' INTEREST IN NET INCOME (LOSS)           $     (3,286)  $     (4,493)  $     46,293   $     20,171
                                                          ============   ============   ============   ============

BASIC NET INCOME (LOSS) PER LIMITED PARTNER UNIT          $      (0.20)  $      (0.28)  $       2.86   $       1.28
                                                          ============   ============   ============   ============

BASIC AVERAGE NUMBER OF UNITS OUTSTANDING                   16,574,582     15,805,847     16,189,029     15,713,694
                                                          ============   ============   ============   ============

DILUTED NET INCOME (LOSS) PER LIMITED PARTNER UNIT        $      (0.20)  $      (0.28)  $       2.85   $       1.28
                                                          ============   ============   ============   ============

DILUTED AVERAGE NUMBER OF UNITS OUTSTANDING                 16,574,582     15,805,847     16,227,061     15,754,704
                                                          ============   ============   ============   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            (in thousands, unaudited)

                                                              Three Months Ended            Nine Months Ended
                                                                    May 31,                       May 31,
                                                          ---------------------------   ---------------------------
                                                               2003          2002           2003           2002
                                                          ------------   ------------   ------------   ------------
Net income (loss)                                         $     (3,070)  $     (4,319)  $     47,457   $     21,032

Other comprehensive income (loss)
   Reclassification adjustment for gains on
     derivative instruments included in net
     income                                                       (125)             -           (552)             -
   Reclassification adjustment for losses on
     available-for-sale securities included
     in net income                                                   -              -          2,376              -
   Change in value of derivative instruments                      (405)             -            552              -
   Change in value of available-for-sale
     securities                                                   (253)           (87)          (262)          (702)
                                                          ------------   ------------   ------------   ------------

   Comprehensive income (loss)                            $     (3,853)  $     (4,406)  $     49,571   $     20,330
                                                          ============   ============   ============   ============

RECONCILIATION OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Balance, beginning of period                              $       (755)  $     (3,850)  $     (3,652)  $     (6,541)

Current period reclassification to
   earnings                                                       (125)         1,158          1,824          7,016
Current period change                                             (658)           (87)           290         (3,254)
                                                          ------------   ------------   ------------   ------------

Balance, end of period                                    $     (1,538)  $     (2,779)  $     (1,538)  $     (2,779)
                                                          ============   ============   ============   ============

        The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                        (in thousands, except unit data)
                                   (unaudited)

                                              Number of Units                              $ in Thousands
                                          ----------------------   ---------------------------------------------------------------
                                                                                                         Accumulated
                                                                                                            Other
                                                                                              General   Comprehensive
                                            Common      Class C      Common       Class C     Partner       Loss           Total
                                          ----------   ---------   -----------   ----------   --------  -------------    ---------
BALANCE, AUGUST 31, 2002                  15,815,847   1,000,000   $   173,677   $        -   $  1,585    $   (3,652)    $ 171,610

Unit distribution                                  -           -       (30,600)           -       (977)            -       (31,577)

Issuance of common units                   1,610,000           -        44,758            -                        -        44,758

General Partner capital contribution         (32,692)          -          (957)           -        476             -          (481)

Conversion of phantom units                    2,500           -             -            -          -             -             -

Issuance of Common Units in connection
   with certain acquisitions                 551,456           -        15,000            -        152             -        15,152

Other                                              -           -         2,576            -          -             -         2,576

Net change in accumulated other
   comprehensive income per
   accompanying statements                         -           -            -             -          -         2,114         2,114

Net income                                         -           -        46,293            -      1,164             -        47,457
                                          ----------   ---------   -----------   ----------   --------    ----------     ---------

BALANCE, MAY 31, 2003                     17,947,111   1,000,000   $   250,747   $        -   $  2,400    $   (1,538)    $ 251,609
                                          ==========   =========   ===========   ==========   ========    ==========     =========

        The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                              Nine Months Ended
                                                                                   May 31,
                                                                           -----------------------
                                                                              2003         2002
                                                                           ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $   47,457   $   21,032
  Reconciliation of net income to net cash provided by
    operating activities-
  Depreciation and amortization                                                28,291       28,574
  Provision for loss on accounts receivable                                     1,978        1,030
  Loss on write down of marketable securities                                   2,400            -
  Gain on disposal of assets                                                     (672)        (942)
  Deferred compensation on restricted units and long-term
    incentive plan                                                              2,579        1,409
  Undistributed earnings of affiliates                                         (1,384)      (1,599)
  Minority interests                                                              681          154
  Changes in assets and liabilities, net of effect of acquisitions:
       Accounts receivable                                                    (10,272)       3,258
       Inventories                                                             24,392       26,449
       Assets from liquids marketing                                            1,730        5,633
       Prepaid and other expenses                                               3,872       11,277
       Intangibles and other assets                                              (205)        (666)
       Accounts payable                                                        (8,650)     (10,589)
       Accounts payable to related companies                                    2,651       (2,251)
       Accrued and other current liabilites                                    (3,011)     (10,876)
       Liabilities from liquids marketing                                      (1,266)      (6,393)
                                                                           ----------   ----------
         Net cash provided by operating activities                             90,571       65,500
                                                                           ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired                           (23,313)     (16,886)
   Capital expenditures                                                       (21,200)     (20,020)
   Proceeds from the sale of assets                                             3,113       11,138
   Other                                                                            -         (854)
                                                                           ----------   ----------
         Net cash used in investing activities                                (41,400)     (26,622)
                                                                           ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                   127,029      122,850
   Net proceeds from issuance of Common Units                                  44,758            -
   Principal payments on debt                                                (187,036)    (132,186)
   Unit distributions                                                         (31,577)     (30,747)
   Other                                                                          148          (58)
                                                                           ----------   ----------
         Net cash used in financing activities                                (46,678)     (40,141)
                                                                           ----------   ----------

INCREASE (DECREASE) IN CASH AND CASH
     EQUIVALENTS                                                                2,493       (1,263)

CASH AND CASH EQUIVALENTS, beginning of period                                  4,596        5,620
                                                                           ----------   ----------

CASH AND CASH EQUIVALENTS, end of period                                   $    7,089   $    4,357
                                                                           ==========   ==========
NONCASH FINANCING ACTIVITIES:
   Notes payable incurred on noncompete agreements                         $    1,031   $    2,755
                                                                           ==========   ==========
   Issuance of Common Units in connection with certain
   acquistions                                                             $   15,000   $        -
                                                                           ==========   ==========
   General Partner capital contribution                                    $      957   $        -
                                                                           ==========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for interest                                $   26,089   $   26,362
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET DETAIL:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Partnership include the accounts of its subsidiaries, including the Operating Partnership, MP Energy Partnership, Heritage Service Corp., Guilford Gas Service, Inc., and Resources. Heritage accounts for its 50% partnership interest in Bi-State Propane, a propane retailer in the states of Nevada and California, under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. For purposes of maintaining partner capital accounts, the Partnership Agreement of Heritage Propane Partners, L.P. (the "Partnership Agreement") specifies that items of income and loss shall be allocated among the partners in accordance with their percentage interests. Normal allocations according to percentage interests are made, however, only after giving effect to any priority income allocations in an amount equal to the incentive distributions that are allocated 100% to the General Partner. For the three months and nine months ended May 31, 2003, the 1.0101% general partner interest in the Operating Partnership held by the General Partner, U.S. Propane, L.P. ("U.S. Propane"), was accounted for in the consolidated financial statements as a minority interest. On February 4, 2002, at a special meeting of the Partnership's Common Unitholders, the Common Unitholders approved the substitution of U.S. Propane as the successor General Partner of the Partnership and the Operating Partnership, replacing Heritage Holdings, Inc. ("Heritage Holdings"). For the three months and the nine months ended May 31, 2002, the 1.0101% general partner interest of the former General Partner, Heritage Holdings, and U.S. Propane's 1.0101% limited partner interest in the Operating Partnership were accounted for in the consolidated financial statements as minority interests.

ACCOUNTS RECEIVABLE

Heritage grants credit to its customers for the purchase of propane and propane-related products. Included in accounts receivable are trade accounts receivable arising from the Partnership's retail and wholesale propane operations and receivables arising from Resources' liquids marketing activities. Accounts receivable are recorded as amounts billed to customers less an allowance for doubtful accounts. The allowance for doubtful accounts is based on management's assessment of the realizability of customer accounts. Management's assessment is based on the overall creditworthiness of the Partnership's customers and any specific disputes. Receivables related to liquids marketing activities are $2,479 and $4,332 as of May 31, 2003 and August 31, 2002, respectively. Accounts receivable consisted of the following:

                                                                             May 31,    August 31,
                                                                              2003         2002
                                                                           ----------   ----------
Accounts receivable                                                        $   46,192   $   33,402
Less - allowance for doubtful accounts                                          3,504        2,504
                                                                           ----------   ----------
     Total, net                                                            $   42,688   $   30,898
                                                                           ==========   ==========

The activity in the allowance for doubtful accounts consisted of the following:

                                                                          For the nine months ended
                                                                          -------------------------
                                                                             May 31,      May 31,
                                                                              2003         2002
                                                                          -----------   -----------
Balance, beginning of the period                                          $     2,504   $     3,576
Provision for loss on accounts receivable                                       1,978         1,030
Accounts receivable written off, net of
   recoveries                                                                    (978)       (1,096)
                                                                          -----------   -----------
Balance, end of period                                                    $     3,504   $     3,510
                                                                          ===========   ===========

INVENTORIES

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using weighted-average cost of fuel delivered to the customer service locations, while the cost of appliances, parts, and fittings is determined by the first-in, first-out method. Inventories consisted of the following:

                                                                             May 31,    August 31,
                                                                              2003         2002
                                                                           ----------   ----------
Fuel                                                                       $   15,055   $   38,523
Appliances, parts and fittings                                                 10,671        9,664
                                                                           ----------   ----------
  Total inventories                                                        $   25,726   $   48,187
                                                                           ==========   ==========

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the May 31, 2003 presentation. These reclassifications have no impact on net income or net assets.

INCOME TAXES

Heritage is a master limited partnership. As a result, Heritage's earnings or losses for federal and state income tax purposes are included in the tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of Heritage except those anticipated to be incurred by corporate subsidiaries of Heritage that are subject to income taxes. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership Agreement.

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

                                                               Three Months Ended            Nine Months Ended
                                                                    May 31,                       May 31,
                                                          ---------------------------   ---------------------------
                                                              2003           2002           2003           2002
                                                          ------------   ------------   ------------   ------------
BASIC NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Limited Partners' interest in net income (loss)           $     (3,286)  $     (4,493)  $     46,293   $     20,171
                                                          ============   ============   ============   ============

Weighted average limited partner units                      16,574,582     15,805,847     16,189,029     15,713,694
                                                          ============   ============   ============   ============

Basic net income (loss) per limited partner unit          $      (0.20)  $      (0.28)  $       2.86   $       1.28
                                                          ============   ============   ============   ============

DILUTED NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Limited partners' interest in net income (loss)           $     (3,286)  $     (4,493)  $     46,293   $     20,171
                                                          ============   ============   ============   ============

Weighted average limited partner units                      16,574,582     15,805,747     16,189,029     15,713,694
Dilutive effect of phantom units                                     -              -         38,032         41,010
                                                          ------------   ------------   ------------   ------------
Weighted average limited partner units, assuming
   dilutive effect of phantom units                         16,574,582     15,805,747     16,227,061     15,754,704
                                                          ============   ============   ============   ============

Diluted net income (loss) per limited partner unit        $      (0.20)  $      (0.28)  $       2.85   $       1.28
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

Distributions are made approximately 45 days following November 30, February 28, May 31, and August 31 to unitholders on the applicable record date. On June 23, 2003, the Partnership declared a cash distribution for the third quarter ended May 31, 2003 of $0.6375 per unit, or $2.55 per unit annually, payable on July 15, 2003 to Unitholders of record at the close of business on July 7, 2003. In addition to these quarterly distributions, the General Partner received quarterly distributions for its general partner interest in the Partnership, its minority interest, and incentive distributions to the extent the quarterly distribution exceeded $0.55 per unit.

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

Heritage had certain call options that settled during the nine months ended May 31, 2003 that were designated as cash flow hedging instruments in accordance with SFAS 133. The call options gave Heritage the right, but not the obligation, to buy a specified number of gallons of propane at a specified price at any time until a specified expiration date. Heritage entered into these options to hedge pricing on the forecasted propane volumes to be purchased during each of the one-month periods ending February 2003 and March 2003. Heritage utilizes hedging transactions to provide price protection against significant fluctuations in propane prices. Heritage reclassified into earnings gains of $125 and $552 for the three and nine months ended May 31, 2003, and losses of $1,158 and $7,016 for the three and nine months ended May 31, 2002 that were previously reported in accumulated other comprehensive income (loss). There were no such financial instruments outstanding as of May 31, 2003.

MARKETABLE SECURITIES

Heritage's marketable securities are classified as available-for-sale securities and are reflected as a current asset on the consolidated balance sheet at their fair value. During the nine months ended May 31, 2003, Heritage determined there was a non-temporary decline in the market value of its available-for-sale securities, and reclassified into earnings a loss of $2,376, which is net of minority interest and is recorded in other expense. Unrealized holding losses of $253 and $262 for the three and nine months ended May 31, 2003, and $87 and $702 for the three and nine months ended May 31, 2002, respectively, were recorded through accumulated other comprehensive loss based on the market value of the securities.

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

In June 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. Heritage adopted the provisions of SFAS 146 effective for exit or disposal activities that are initiated after December 31, 2002. The adoption did not have a material impact on the Partnership's consolidated financial position or results of operations.

In December 2002, the FASB issued Statement No. 148 Accounting for Stock-Based Compensation -Transition and Disclosure (SFAS 148). The statement amends FASB Statement No. 123 Accounting for Stock-Based Compensation (SFAS 123) to provide alternative methods of transitions for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ending after July 31, 2003, with earlier application permitted, and the interim disclosure requirements of SFAS 148 are effective for periods beginning after December 15, 2002. Heritage adopted the interim disclosure requirements of SFAS 148 as of May 31, 2003. Heritage will adopt the provisions of SFAS 148 as of September 1, 2003. Management does not believe the adoption of the remaining requirements of SFAS 148 will have a material impact on the Partnership's consolidated financial position or results of operations.

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

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Management does not believe that the adoption will have a material impact on the Partnership's consolidated financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Management does not believe that the adoption will have a material impact on the Partnership's consolidated financial position or results of operations.

PROFORMA RESULTS

On January 2, 2003, Heritage purchased the propane assets of V-1 Oil Co. ("V-1") of Idaho Falls, Idaho for total consideration of $34.2 million after post-closing adjustments. The acquisition price was payable $19.2 million in cash, with $17.3 million of that amount financed by the Acquisition Facility, and by the issuance of 551,456 Common Units of Heritage valued at $15.0 million. V-1's propane distribution network included 35 customer service locations in Colorado, Idaho, Montana, Oregon, Utah, Washington, and Wyoming. The results of operations of V-1 from January 2, 2003 to May 31, 2003 are included in the consolidated statement of operations of Heritage for the three and nine months ended May 31, 2003.

The following unaudited pro forma consolidated results of operations are presented as if the acquisition of V-1 had been made at the beginning of the periods presented:

                                            Three months ended         Nine months ended
                                                 May 31,                    May 31,
                                               -----------          -----------------------
                                                  2002                 2003         2002
                                               -----------          ----------    ---------
Total revenues                                 $   149,409          $  662,184    $ 560,602
Limited partners' interest in net income       $    (4,574)         $   47,889    $  22,378
Basic net income per limited partner unit      $     (0.28)         $     2.91    $    1.38
Diluted net income per limited partner         $     (0.28)         $     2.91    $    1.37
unit

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

3. WORKING CAPITAL FACILITY AND LONG-TERM DEBT:

During the quarter ended May 31, 2003, Heritage used approximately $35.9 million of the $44.8 million net proceeds from the sale of the Partnership's Common Units to repay a portion of the indebtedness outstanding under various tranches of its Senior Secured Notes. Long-term debt consists of the following:

                                                                             May 31,    August 31,
                                                                              2003         2002
                                                                           ----------   ----------
1996 8.55% Senior Secured Notes                                            $  108,000   $  108,000

1997 Medium Term Note Program:

  7.17% Series A Senior Secured Notes                                          12,000       12,000
  7.26% Series B Senior Secured Notes                                          20,000       20,000
  6.50% Series C Senior Secured Notes                                           2,143        2,857
  6.59% Series D Senior Secured Notes                                               -        4,444
  6.67% Series E Senior Secured Notes                                               -        5,000

2000 and 2001 Senior Secured Promissory Notes:

  8.47% Series A Senior Secured Notes                                          16,000       16,000
  8.55% Series B Senior Secured Notes                                          32,000       32,000
  8.59% Series C Senior Secured Notes                                          27,000       27,000
  8.67% Series D Senior Secured Notes                                          58,000       58,000
  8.75% Series E Senior Secured Notes                                           7,000        7,000
  8.87% Series F Senior Secured Notes                                          40,000       40,000
  7.21% Series G Senior Secured Notes                                          19,000       26,500
  7.89% Series H Senior Secured Notes                                           8,000       27,500
  7.99% Series I Senior Secured Notes                                          16,000       16,000

Senior Revolving Acquisition Facility                                          24,100       14,000

Notes Payable on noncompete agreements with interest imputed at rates averaging 7%, due in installments through 2012, collateralized by a
first security lien on certain assets of Heritage                              21,035       22,314

Other                                                                           1,125        1,564

Current maturities of long-term debt                                          (25,453)     (20,158)
                                                                           ----------   ----------
Total                                                                      $  385,950   $  420,021
                                                                           ==========   ==========

Effective July 16, 2001, the Operating Partnership entered into the Fifth Amendment to the First Amended and Restated Credit Agreement. The terms of the Agreement as amended are as follows:

         A $65,000 Senior Revolving Working Capital Facility is available through June 30, 2004. The interest rate and interest payment dates vary depending on the terms Heritage agrees to when the money is borrowed. Heritage must be free of all working capital borrowings for 30 consecutive days each fiscal year. The maximum commitment fee payable on the unused portion of the facility is 0.50%. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of Heritage's subsidiaries secure the Senior Revolving Working Capital Facility. As of May 31, 2003, the Senior Revolving Working Capital Facility had no outstanding balance.

         A $50,000 Senior Revolving Acquisition Facility is available through December 31, 2003, at which time the outstanding amount must be paid in ten equal quarterly installments beginning March 31, 2004. The interest rate and interest payment dates vary depending on the terms Heritage agrees to when the money is borrowed. The weighted average interest rate was 3.04% for the amount outstanding at May 31, 2003. The maximum commitment fee payable on the unused portion of the facility is 0.50%. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of Heritage's subsidiaries secure the Senior Revolving Acquisition Facility. As of May 31, 2003, the Senior Revolving Acquisition Facility had a balance outstanding of $24,100.

4. REPORTABLE SEGMENTS:

The Partnership's financial statements reflect four reportable segments: the domestic retail operations of Heritage, the domestic wholesale operations of Heritage, the foreign wholesale operations of MP Energy Partnership, and the liquids marketing activities of Resources. Heritage's reportable retail and wholesale fuel segments are strategic business units that sell products and services to retail and wholesale customers. Intersegment sales by the foreign wholesale segment to the domestic segment are priced in accordance with the partnership agreement of MP Energy Partnership. Heritage manages these segments separately as each segment involves different distribution, sale, and marketing strategies. Heritage evaluates the performance of its operating segments based on operating income. The operating income below does not reflect selling, general, and administrative expenses of $4,603 and $3,539 for the three months ended May 31, 2003 and 2002, respectively, or $12,451 and $9,648 for the nine months ended May 31, 2003 and 2002, respectively. The following table presents the unaudited financial information by segment for the following periods:

                                                             For the Three Months ended     For the Nine Months ended
                                                                       May 31,                       May 31,
                                                             --------------------------     -------------------------
                                                               2003              2002        2003              2002
                                                             --------           -------     -------           -------
Gallons:
   Domestic retail fuel                                        77,997            74,947     321,340           284,195
   Domestic wholesale fuel                                      2,337             3,526      12,694            14,001
   Foreign wholesale fuel
     Affiliated                                                45,449            18,414      83,280            57,229
     Unaffiliated                                              10,518            14,470      53,071            57,462
   Elimination                                                (45,449)          (18,414)    (83,280)          (57,229)
                                                             --------           -------     -------           -------
       Total                                                   90,852            92,943     387,105           355,658
                                                             ========           =======     =======           =======

                                                          For the Three Months ended     For the Nine Months ended
                                                                    May 31,                       May 31,
                                                          ---------------------------   ---------------------------
                                                              2003           2002           2003           2002
                                                          ------------   ------------   ------------   ------------
Revenues:
   Domestic retail fuel                                   $    103,340   $     82,312   $    400,093   $    317,941
   Domestic wholesale fuel                                       2,029          1,967          8,784          8,303
   Foreign wholesale fuel
     Affiliated                                                 14,420          8,612         52,252         29,128
     Unaffiliated                                                7,670          6,898         32,481         27,689
   Elimination                                                 (14,420)        (8,612)       (52,252)       (29,128)
   Liquids marketing                                            22,961         40,113        163,278        138,259
   Other                                                        12,444         11,348         46,334         42,184
                                                          ------------   ------------   ------------   ------------
       Total                                              $    148,444   $    142,638   $    650,970   $    534,376
                                                          ============   ============   ============   ============

Operating Income (Loss):
   Domestic retail                                        $      9,832   $      7,259   $     89,480   $     58,817
   Domestic wholesale fuel                                        (659)        (1,182)        (2,028)        (2,881)
   Foreign wholesale fuel
     Affiliated                                                    208            147            692            419
     Unaffiliated                                                  582            524          2,209          1,576
   Elimination                                                    (208)          (147)          (692)          (419)
   Liquids marketing                                                89          1,372            604           (422)
                                                          ------------   ------------   ------------   ------------
       Total                                              $      9,844   $      7,973   $     90,265   $     57,090
                                                          ============   ============   ============   ============

Depreciation and amortization:
   Domestic retail                                        $      9,450   $      9,757   $     27,900   $     28,283
   Domestic wholesale                                              123            148            375            277
   Foreign wholesale                                                 6              5             16             14
                                                          ------------   ------------   ------------   ------------
       Total                                              $      9,579   $      9,910   $     28,291   $     28,574
                                                          ============   ============   ============   ============

                                                             As of          As of
                                                             May 31,      August 31,
                                                              2003           2002
                                                          ------------   ------------
Total Assets:
   Domestic retail                                        $    694,083   $    667,978
   Domestic wholesale                                            6,677         14,372
   Foreign wholesale                                             7,440         10,564
   Liquids marketing                                             3,255          6,919
   Corporate and other                                          18,951         17,431
                                                          ------------   ------------
       Total                                              $    730,406   $    717,264
                                                          ============   ============

5. SIGNIFICANT INVESTEE:

Heritage holds a 50% interest in Bi-State Propane. Heritage accounts for this 50% interest in Bi-State Propane under the equity method. Heritage's investment in Bi-State Propane totaled $8,798 and $7,485 at May 31, 2003 and August 31, 2002 respectively. Heritage received distributions of $303 and $125 from Bi-State Propane as of May 31, 2003 and August 31, 2002, respectively. On March 1, 2002, the Operating Partnership sold certain assets acquired in the ProFlame acquisition to Bi-State Propane for approximately $9,730 plus working capital. This sale was made pursuant to the provision in the Bi-State Propane partnership agreement that requires each partner to offer to sell any newly acquired businesses within Bi-State Propane's area of operations to Bi-State Propane. In conjunction with this sale, the Operating Partnership guaranteed $5 million of debt incurred by Bi-State Propane to a financial institution. Based on the current financial condition of Bi-State Propane, management considers the likelihood of Heritage incurring a liability resulting from the guarantee to be remote. Bi-State Propane's financial position is summarized below:

                                                                             May 31,    August 31,
                                                                              2003         2002
                                                                           ----------   ----------
Current assets                                                             $    4,920   $    3,321
Noncurrent assets                                                              22,703       23,105
                                                                           ----------   ----------
Total                                                                      $   27,623   $   26,426
                                                                           ==========   ==========

Current liabilities                                                        $    2,778   $    3,344
Long-term debt                                                                  8,600        9,450
Partners' capital:
     Heritage                                                                   8,798        7,485
     Other partner                                                              7,447        6,147
                                                                           ----------   ----------
Total                                                                      $   27,623   $   26,426
                                                                           ==========   ==========

Bi-State Propane's results of operations for the three months and nine months ended May 31, 2003 and 2002, respectively are summarized below:

                                                          For the Three Months Ended     For the Nine Months Ended
                                                                    May 31,                       May 31,
                                                          ---------------------------   ---------------------------
                                                              2003           2002           2003           2002
                                                          ------------   ------------   ------------   ------------
Revenues                                                  $      6,441   $      4,910   $     19,542   $     14,267
Gross profit                                                     2,906          2,606          9,172          7,390

Net income:
     Heritage                                                      478            407          1,617          1,548
     Other Partner                                                 475            423          1,603          1,598

6. PARTNER'S CAPITAL:

On May 20, 2003, the Partnership sold 1,610,000 Common Units in an underwritten public offering at a public offering price of $29.26 per unit. This sale included the exercise of the underwriters' over-allotment option to purchase an additional 210,000 Common Units. Heritage used approximately $35.9 million of the $44.8 million net proceeds from the sale of the Common Units to repay a portion of the indebtedness outstanding under various tranches of its Senior Secured Notes. The remainder of the proceeds was used for general partnership purposes, including repayment of additional debt. The Common Units were issued utilizing the Partnership's existing shelf registration statement on Form S-3. To effect the transfer of the contribution required by the General Partner to maintain its 1% general partner interest in the Partnership and its 1.0101% general partner interest in the Operating Partnership, the General Partner contributed 32,692 previously issued Common Units back to the Partnership and those units were cancelled.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTIONS

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

ACTUAL RESULTS MAY DIFFER MATERIALLY FROM ANY RESULTS PROJECTED, FORECASTED, ESTIMATED, OR EXPRESSED IN FORWARD-LOOKING STATEMENTS SINCE MANY OF THE FACTORS THAT DETERMINE THESE RESULTS ARE DIFFICULT TO PREDICT AND ARE BEYOND MANAGEMENT'S CONTROL. SUCH FACTORS INCLUDE:

         - CHANGES IN GENERAL ECONOMIC CONDITIONS IN THE UNITED STATES OF AMERICA AS WELL AS CHANGES IN GENERAL ECONOMIC CONDITIONS AND CURRENCIES IN FOREIGN COUNTRIES;

         - WEATHER CONDITIONS THAT VARY SIGNIFICANTLY FROM HISTORICALLY NORMAL CONDITIONS WHICH MAY ADVERSELY AFFECT THE DEMAND FOR PROPANE AND HERITAGE'S FINANCIAL CONDITION;

         -        HERITAGE'S SUCCESS IN HEDGING ITS PRODUCT SUPPLY POSITIONS;

         - THE EFFECTIVENESS OF RISK-MANAGEMENT POLICIES AND PROCEDURES AND THE ABILITY OF HERITAGE'S LIQUIDS MARKETING
                  COUNTER-PARTIES TO SATISFY THEIR FINANCIAL COMMITMENTS;

         - THE GENERAL LEVEL OF PETROLEUM PRODUCT DEMAND AND THE AVAILABILITY AND PRICE OF PROPANE SUPPLIES;

         - SUDDEN AND SHARP PROPANE PRICE INCREASES AND MARKET VOLATILITY MAY ADVERSELY AFFECT HERITAGE'S OPERATING RESULTS;

         -        THE POLITICAL AND ECONOMIC STABILITY OF PETROLEUM PRODUCING
                  NATIONS;

         -        HERITAGE'S ABILITY TO CONDUCT BUSINESS IN FOREIGN COUNTRIES;

         - HERITAGE'S ABILITY TO OBTAIN ADEQUATE SUPPLIES OF PROPANE FOR RETAIL SALE IN THE EVENT OF AN INTERRUPTION IN SUPPLY OR TRANSPORTATION;

         - ENERGY PRICES GENERALLY AND SPECIFICALLY, THE PRICE OF PROPANE TO THE CONSUMER COMPARED TO THE PRICE OF ALTERNATIVE AND COMPETING FUELS;

         - THE MATURITY OF THE PROPANE INDUSTRY AND COMPETITION FROM OTHER PROPANE DISTRIBUTORS AND OTHER ENERGY SOURCES;

         - ENERGY EFFICIENCIES AND TECHNOLOGICAL TRENDS MAY AFFECT DEMAND FOR PROPANE;

         -        THE AVAILABILITY AND COST OF CAPITAL;

         - HERITAGE'S ABILITY TO ACCESS CERTAIN CAPITAL SOURCES MAY REQUIRE IT TO OBTAIN A DEBT RATING;

         - CHANGES IN LAWS AND REGULATIONS TO WHICH HERITAGE IS SUBJECT, INCLUDING TAX, ENVIRONMENTAL, TRANSPORTATION, AND EMPLOYMENT REGULATIONS;

         - OPERATING RISKS INCIDENTAL TO TRANSPORTING, STORING, AND DISTRIBUTING PROPANE, INCLUDING LITIGATION RISKS WHICH MAY NOT BE COVERED BY INSURANCE;

         - HERITAGE'S ABILITY TO GENERATE AVAILABLE CASH FOR DISTRIBUTIONS TO UNITHOLDERS;

         - THE COSTS AND EFFECTS OF LEGAL AND ADMINISTRATIVE PROCEEDINGS AGAINST HERITAGE OR WHICH MAY BE BROUGHT AGAINST IT;

         -        HERITAGE'S ABILITY TO SUSTAIN HISTORICAL LEVELS OF INTERNAL
                  GROWTH;

         - HERITAGE'S ABILITY TO CONTINUE TO LOCATE AND ACQUIRE OTHER PROPANE COMPANIES AT PURCHASE PRICES THAT ARE ACCRETIVE TO ITS FINANCIAL RESULTS;

         - CASH DISTRIBUTIONS TO UNITHOLDERS ARE NOT GUARANTEED AND MAY FLUCTUATE WITH HERITAGE'S PERFORMANCE AND OTHER EXTERNAL FACTORS, INCLUDING RESTRICTIONS IN HERITAGE'S DEBT AGREEMENTS; AND

         - HERITAGE MAY SELL ADDITIONAL LIMITED PARTNER INTERESTS, THUS DILUTING THE EXISTING INTEREST OF UNITHOLDERS.

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

Since its formation in 1989, Heritage has grown primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth. Since its inception through August 31, 2002, Heritage completed 91 acquisitions for an aggregate purchase price approximating $633 million. During the nine months ended May 31, 2003, Heritage completed five acquisitions for an aggregate purchase price of $40.5 million, which includes $23.3 million in cash, $15.0 million in Common Units issued, and $2.2 million in notes payable on non-compete agreements and liabilities assumed. Heritage serves more than 650,000 customers from nearly 300 customer service locations in 29 states.

Heritage's propane distribution business is largely seasonal and dependent upon weather conditions in its service areas. Propane sales to residential and commercial customers are affected by winter heating season requirements. Historically, approximately two-thirds of Heritage's retail propane volume and in excess of 80% of Heritage's EBITDA is attributable to sales during the six-month peak-heating season of October through March. This generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either lower net income or net losses during the period from April through September of each year. Consequently, sales and operating profits are concentrated in the first and second fiscal quarters, however, cash flow from operations is generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the six-month peak-heating season. Sales to industrial and agricultural customers are much less weather sensitive.

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

THREE MONTHS ENDED MAY 31, 2003 COMPARED TO THE THREE MONTHS ENDED MAY 31, 2002

         Volume. Total retail gallons sold in the three months ended May 31, 2003 were 78.0 million, an increase of 3.0 million over the 75.0 million gallons sold in the three months ended May 31, 2002. The increase in volume reflects the benefits of the volume added through acquisitions offset by the weather for the quarter ended May 31, 2003 being 8.6% warmer than the same period last year. The Partnership also sold approximately 12.8 million wholesale gallons in this third quarter of fiscal 2003, a decrease of 5.2 million gallons from the 18.0 million wholesale gallons sold in the third quarter of fiscal year 2002. U.S. wholesale volumes decreased 1.2 million gallons to 2.3 million gallons, while the foreign volumes of MP Energy Partnership decreased 4.0 million gallons to 10.5 million gallons for the third quarter, primarily due to an exchange contract that was in effect during the three months ended May 31, 2002 which was not economical to renew during the three months ended May 31, 2003.

         Revenues. Total revenues for the three months ended May 31, 2003 were $148.4 million, an increase of $5.8 million, as compared to $142.6 million in the three months ended May 31, 2002. The current period's domestic retail propane revenues increased $21.0 million to $103.3 million as compared to the prior year's revenues of $82.3 million primarily due to higher selling prices in the current period, and the increased retail volumes described above. Selling prices in each of Heritage's reportable segments increased as compared to the same period last year as a result of higher supply costs. The U.S. wholesale revenues remained the same at $2.0 million for the three months ended May 31, 2003 as compared the three months ended May 31, 2002, due to higher selling prices offset by decreased volumes described above. Other domestic revenues increased $1.1 million to $12.4 million, as compared to $11.3 million in the prior year as a result of acquisitions. Foreign revenues increased $0.8 million for the three months ended May 31, 2003 to $7.7 million as compared to $6.9 million for the three months ended May 31, 2002, as a result of higher selling prices offset by the decreased volumes described above. Revenues from the liquids marketing activity conducted through Resources decreased $17.1 million to $23.0 million as compared to the prior year's activity of $40.1 million due to a decrease in the number and volume of contracts sold because of unfavorable market liquidity which occurred during the third quarter of fiscal year 2003.

         Cost of Products Sold. Total cost of products sold and liquids marketing activities decreased to $89.5 million for the three months ended May 31, 2003 as compared to $90.9 million for the three months ended May 31, 2002. The current period's domestic retail cost of sales increased $13.5 million to $54.6 million as compared to $41.1 million in the prior year due to increased volumes and higher supply costs of product as compared to the same period last fiscal year. The U.S. wholesale cost of sales decreased $0.1 million to $1.8 million for the three months ended May 31, 2003 as compared to $1.9 million for the period ended May 31, 2002, due to decreased volumes described above, offset by higher wholesale fuel costs. Foreign cost of sales increased $0.7 million to $7.1 million as compared to $6.4 million in the prior year due to an increase in wholesale fuel costs offset by decreased volumes. Other cost of sales increased $0.4 million to $3.3 million as compared to $2.9 million for the three months ended May 31, 2002 primarily due to acquisitions. Liquids marketing cost of sales decreased $15.9 million during the three months ended May 31, 2003 to $22.7 million as compared to the prior year's cost of sales of $38.6 million. This decrease is primarily due to the related decrease in revenues described above.

         Gross Profit. Total gross profit for the three months ended May 31, 2003 was $58.9 million as compared to $51.7 million for the three months ended May 31, 2002. For the three months ended May 31, 2003, retail fuel gross profit was $48.7 million, U.S. wholesale gross profit was $0.2 million, and other gross profit was $9.1 million. Foreign wholesale gross profit was $0.6 million and liquids marketing gross profit was $0.3 million. As a comparison, for the three months ended May 31, 2002, Heritage recorded retail fuel gross profit of $41.2 million, U.S. wholesale of $0.1 million and other gross profit of $8.4 million. Foreign wholesale gross profit was $0.5 million, and liquids marketing gross profit was $1.5 million for the three months ended May 31, 2002. The increase in gross fuel profit is primarily attributable to increased volumes as described above and higher selling prices, offset by higher product costs.

         Operating Expenses. Operating expenses were $39.5 million an increase of $5.7 million, for the three months ended May 31, 2003 as compared to $33.8 million for the three months ended May 31, 2002. The increase is the result of various factors, which include an increase in employee-related costs due to acquisitions, an increase in the performance-based compensation plan expense due to higher operating performance, an increase in general operating costs due to acquisitions, increased delivery costs due to increased fuel prices, and industry-wide increases in business insurance costs.

         Selling, General, and Administrative. Selling, general, and administrative expenses were $4.6 million for the three months ended May 31, 2003, a $1.1 million increase from the $3.5 million for the same three month period last year. This increase is primarily related to an increase in stock-based compensation expense due to an increase in the fair market value of the underlying Common Units in the three months ended May 31, 2003 compared to the three months ended May 31, 2002.

         Depreciation and Amortization. Depreciation and amortization was $9.6 million in the three months ended May 31, 2003 a slight decrease as compared to $9.9 million in the three months ended May 31, 2002.

         Operating Income. For the three months ended May 31, 2003, Heritage had operating income of $5.2 million as compared to operating income of $4.4 million for the three months ended May 31, 2002. This increase is a combination of increased gross profit offset by increased operating expenses described above.

         Taxes. Taxes for the three months ended May 31, 2003 were $0.2 million due to the franchise taxes owed. There was no tax expense for the three months ended May 31, 2002.

         Net Loss. For the three-month period ended May 31, 2003, Heritage recorded a net loss of $3.1 million, an improvement of $1.2 million as compared to a net loss for the three months ended May 31, 2002 of $4.3 million. The improvement is primarily the result of the increase in operating income described above.

         EBITDA. Earnings before interest, taxes, depreciation and amortization (EBITDA) increased $1.4 million to $16.7 million for the three months ended May 31, 2003, as compared to EBITDA of $15.3 million for the period ended May 31, 2002. This increase is due to the operating performance described above and is a record level of EBITDA for the third quarter results of Heritage. Heritage's EBITDA includes the EBITDA of investees, but does not include the EBITDA of the minority interest of M-P Energy Partnership or any non-cash compensation expense. EBITDA should not be considered as an alternative to net income, cash flow, or any other financial performance measure presented in accordance with generally accepted accounting principles but provides additional information for evaluating the Partnership's operating results or its ability to make quarterly distributions. Management believes that EBITDA is a meaningful non-GAAP financial measure used by investors and lenders to evaluate the Partnership's operating performance, cash generation, and ability to service debt, as certain of the Partnership's debt covenants include EBITDA as a performance measure. The presentation of EBITDA for the periods described herein is calculated in the same manner as presented by the Partnership in the past, and is intended to allow investors to compare performance with prior periods. The Partnership also believes that EBITDA is sometimes useful to compare the operating results of other companies within the propane industry due to the fact that such information is commonly utilized and eliminates the effects of certain financing and accounting decisions. The Partnership's calculation of EBITDA, however, may differ from similarly titled items reported by other companies. EBITDA is computed as follows:

                                                                                 Three Months
                         (in millions)                                           Ended May 31,
                                                                           -----------------------
                                                                              2003         2002
                                                                           ----------   ----------
Net loss                                                                   $     (3.1)  $     (4.3)
Depreciation and amortization                                                     9.6          9.9
Interest                                                                          9.0          9.2
Taxes                                                                             0.2            -
Non-cash compensation expense                                                     1.2          0.5
Other expense                                                                     0.1          0.1
Depreciation, amortization, and interest and taxes of investee                    0.2          0.2
Minority interest net of MP Energy Partnership                                      -         (0.1)
Less : Gain on disposal of assets                                                (0.5)        (0.2)
                                                                           ----------   ----------
EBITDA                                                                     $     16.7   $     15.3
                                                                           ==========   ==========

NINE MONTHS ENDED MAY 31, 2003 COMPARED TO THE NINE MONTHS ENDED MAY 31, 2002

         Volume. Total retail gallons sold in the nine months ended May 31, 2003 were 321.3 million, an increase of 37.1 million over the 284.2 million gallons sold in the nine months ended May 31, 2002. The increase in volume reflects the benefits of the volume added through acquisitions and from more favorable weather conditions in some of Heritage's areas of operations, offset by warmer than normal weather conditions in other areas of operations. Heritage also sold approximately 65.8 million wholesale gallons in the nine months ended May 31, 2003, a decrease of 5.7 million gallons from the 71.5 million wholesale gallons sold in the nine months ended May 31, 2002. U.S. wholesale gallons decreased 1.3 million gallons to 12.7 million gallons and the foreign volumes of MP Energy Partnership decreased 4.4 million gallons to 53.1 million for the nine months ended May 31, 2003, primarily due to an exchange contract that was in effect during the nine months ended May 31, 2002 which was not economical to renew during the nine months ended May 31, 2003.

         Revenues. Total revenues for the nine months ended May 31, 2003 were $651.0 million, an increase of $116.6 million, as compared to $534.4 million in the nine months ended May 31, 2002. The current period's domestic retail propane revenues increased $82.2 million to $400.1 million as compared to the prior year's revenues of $317.9 million primarily due to increased retail volumes and higher selling prices in the current period. Selling prices in each of Heritage's reportable segments increased as compared to the same period last year as a result of higher supply costs. The U.S. wholesale revenues increased to $8.8 million, as compared to $8.3 million for the nine-month period ended May 31, 2002, due to higher selling prices. Foreign revenues increased $4.8 million for the nine months ended May 31, 2003 to $32.5 million as compared to $27.7 million for the nine months ended May 31, 2002, also as a result of higher selling prices. The liquids marketing activity conducted through Resources increased $25.0 million to $163.3 million as compared to the prior year's revenues of $138.3 million due to an increase in the number and volumes of contracts sold, more favorable market conditions in the winter months related to colder winter temperatures, and record high propane selling prices in the current period. Other domestic revenues increased $4.1 million to $46.3 million as compared to $42.2 million in the prior year as a result of acquisitions.

         Cost of Products Sold. Total cost of products sold and liquids marketing activities increased to $414.2 million for the nine months ended May 31, 2003 as compared to $348.1 million for the nine months ended May 31, 2002. The current period's domestic retail cost of sales increased $36.0 million to $201.1 million as compared to $165.1 million in the prior year primarily due to increased volumes and higher supply costs of product as compared to the same period last fiscal year. The U.S. wholesale cost of sales decreased to $7.8 million as compared to $8.0 million in the prior year. Foreign cost of sales increased $4.2 million to $30.3 million as compared to $26.1 million in the prior year primarily due to an increase in foreign wholesale fuel costs. Other cost of sales increased $2.5 million to $13.0 million as compared to $10.5 million for the nine months ended May 31, 2002 primarily due to acquisitions. Liquids marketing cost of sales increased $23.6 million during the nine months ended May 31, 2003 to $162.0 million as compared to the prior year's cost of sales of $138.4 million. This increase is primarily due to an increase in the number and volumes of contracts purchased which were necessary to supply the increased customer demand, and higher costs of entering in to those contracts due to high propane prices in the current period.

         Gross Profit. Total gross profit for the nine months ended May 31, 2003 increased by $50.4 million to $236.7 million as compared to $186.3 million for the nine months ended May 31, 2002. For the nine months ended May 31, 2003, retail fuel gross profit was $199.0 million, U.S. wholesale gross profit was $0.9 million, and other gross profit was $33.3 million. Foreign wholesale gross profit was $2.2 million and liquids marketing gross profit was $1.3 million. As a comparison, for the nine months ended May 31, 2002, Heritage recorded retail fuel gross profit of $152.8 million, U.S. wholesale of $0.3 million, and other gross profit of $31.7 million. Foreign wholesale gross profit was $1.6 million and liquids marketing recorded a loss of $0.1 million for the nine months ended May 31, 2002. The increase in gross profit is primarily attributable to increased volumes and higher selling prices, offset by higher fuel costs.

         Operating Expenses. Operating expenses were $118.2 million for the nine months ended May 31, 2003 as compared to $100.6 million for the nine months ended May 31, 2002. The increase of $17.6 million is the result of various factors, which include an increase in employee-related costs due to acquisitions, increased delivery costs due to increased fuel prices, an increase in the performance-based compensation plan expense due to higher operating performance, a general increase in operating expenses in certain areas of the Partnership's operations due to acquisitions and to accommodate increased winter demand, and industry-wide increases in business insurance costs.

         Selling, General, and Administrative. Selling, general, and administrative expenses were $12.5 million for the nine months ended May 31, 2003, a $2.9 million increase from the $9.6 million for the same nine-month period last year. This increase is primarily related to the performance-based compensation plan expense in 2003 that was not incurred in 2002, and an increase in stock-based compensation expense due to an increase in the fair market value of the underlying Common Units in the nine months ended May 31, 2003 compared to the nine months ended May 31, 2002.

         Depreciation and Amortization. Depreciation and amortization decreased slightly to $28.3 million in the nine months ended May 31, 2003 as compared to $28.6 million in the nine months ended May 31, 2002.

         Operating Income. For the nine months ended May 31, 2003, Heritage had operating income of $77.8 million as compared to operating income of $47.4 million for the nine months ended May 31, 2002. This increase is a combination of increased gross profit offset by increased operating expenses described above.

         Other Expense. For the nine months ended May 31, 2003, Heritage recorded other expense of $2.6 million as compared to $0.3 million for the nine months ended May 31, 2002. This increase is primarily due to the reclassification into earnings of a loss on marketable securities in the nine months ended May 31, 2003 that was previously recorded as accumulated other comprehensive income loss on the balance sheet.

         Taxes. Taxes for the nine months ended May 31, 2003 were $1.5 million due to the tax expense anticipated to be incurred by Heritage's corporate subsidiaries and other franchise taxes owed. There was no tax expense in these subsidiaries for the nine months ended May 31, 2002.

         Net Income. For the nine-month period ended May 31, 2003, Heritage had net income of $47.4 million, an increase of $26.4 million, as compared to a net income for the nine months ended May 31, 2002 of $21.0 million. The increase is primarily the result of the increase in operating income, partially offset by the increase in other expenses and taxes described above.

         EBITDA. Earnings before interest, taxes, depreciation and amortization increased $31.3 million to $110.5 million for the nine months ended May 31, 2003, as compared to EBITDA of $79.2 million for the nine months ended May 31, 2002. This increase is due to the operating conditions described above and is a record level of EBITDA for the nine-month results of Heritage. Heritage's EBITDA includes the EBITDA of investees, but does not include the EBITDA of the minority interest of MP Energy Partnership or any non-cash compensation expense. EBITDA should not be considered as an alternative to net income, cash flow, or any other financial performance measure presented in accordance with generally accepted accounting principles but provides additional information for evaluating the Partnership's operating results or its ability to make quarterly distributions. Management believes that EBITDA is a meaningful non-GAAP financial measure used by investors and lenders to evaluate the

Partnership's operating performance, cash generation, and ability to service debt as certain of the Partnership's debt covenants include EBITDA as a performance measure. The presentation of EBITDA for the periods described herein is calculated in the same manner as presented by the Partnership in the past, and is intended to allow investors to compare performance with prior periods. The Partnership also believes that EBITDA is sometimes useful to compare the operating results of other companies within the propane industry due to the fact that such information is commonly utilized and eliminates the effects of certain financing and accounting decisions. The Partnership's calculation of EBITDA, however, may differ from similarly titled items reported by other companies. EBITDA is computed as follows:

                                                                                 Nine Months
                         (in millions)                                          Ended May 31,
                                                                           -----------------------
                                                                              2003         2002
                                                                           ----------   ----------
Net income                                                                 $     47.4   $     21.0
Depreciation and amortization                                                    28.3         28.6
Interest                                                                         27.6         27.9
Taxes                                                                             1.5            -
Non-cash compensation expense                                                     2.6          1.4
Other expense                                                                     2.6          0.3
Depreciation, amortization, taxes, and interest of investee                       0.7          0.5
Minority interest net of MP Energy Partnership                                    0.5          0.4
Less : Gain on disposal of assets                                                (0.7)        (0.9)
                                                                           ----------   ----------
EBITDA                                                                     $    110.5   $     79.2
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

         b) growth capital expenditures, mainly for customer tanks, will be financed by the revolving acquisition bank line of credit; and

         c) acquisition capital expenditures will be financed by the revolving acquisition bank line of credit; other lines of credit, long-term debt, issuance of additional Common Units or a combination thereof.

         Operating Activities. Net cash provided by operating activities during the nine months ended May 31, 2003, was $90.6 million as compared to $65.5 million for the same nine-month period ended May 31, 2002. The net cash provided by operations for the nine months ended May 31, 2003 consisted of net income of $47.4 million, non-cash charges of $33.9 million, principally depreciation and amortization, and the impact of a decrease in working capital of $9.3 million. Various components of working capital changed significantly from the prior nine-month period due to factors such as the variance in the timing of accounts receivable collections and prepayments on inventory, and working capital used to provide for the operations of acquired companies.

         Investing Activities. Heritage completed five acquisitions during the nine months ended May 31, 2003 spending a net of $23.3 million, after deducting cash received in such acquisitions. This capital expenditure amount is reflected in the net cash used in investing activities of $41.4 million along with $21.2 million invested for maintenance needed to sustain operations at current levels and for customer tanks to support growth of operations. Net cash used in investing activities also includes proceeds from the sale of idle property of $3.1 million.

         Financing Activities. Net cash used in financing activities during the nine months ended May 31, 2003 of $46.7 million resulted mainly from a net decrease in the outstanding balance under the Working Capital Facility of $30.2 million, cash distributions to Unitholders of $31.6 million, and payments on other long-term debt of $39.8 million. These decreases were offset by the issuance of Common Units of $44.8 million, a net increase in the outstanding balance under the Acquisition Facility of $10.1 million used to acquire other propane businesses, and other financing activities of $0.1 million.

FINANCING AND SOURCES OF LIQUIDITY

During the quarter ended May 31, 2003, the Operating Partnership utilized its Bank Credit Facility, which includes a Working Capital Facility, providing for up to $65.0 million of borrowings for working capital and other general partnership purposes, and an Acquisition Facility providing for up to $50.0 million of borrowings for acquisitions and improvements. As of May 31, 2003, the Working Capital Facility had $65.0 million available for borrowings and the Acquisition Facility had $25.9 million available to fund future acquisitions.

Heritage uses its cash provided by operating and financing activities to provide distributions to the Partnership's Unitholders and to fund acquisition, maintenance, and growth capital expenditures. Acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and intangibles associated with such acquired businesses, were $23.3 million for the nine months ended May 31, 2003. In addition to the $23.3 million of cash expended for acquisitions, $15.0 million in Partnership units were issued, $1.0 million for notes payable on non-compete agreements were issued, and liabilities of $1.2 million were assumed in connection with certain acquisitions, for an aggregate purchase price of $40.5 million.

Under the Partnership Agreement, the Partnership will distribute to its partners within 45 days after the end of each fiscal quarter, an amount equal to all of its Available Cash for such quarter. Available Cash generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves established by the General Partner in its reasonable discretion that is necessary or appropriate to provide for future cash requirements. The Partnership's commitment to its Unitholders is to distribute the increase in its cash flow while maintaining prudent reserves for the Partnership's operations. The Partnership paid quarterly distributions of $0.6375 per unit (or $2.55 annually) on October 15, 2002 for the fourth quarter ended August 31, 2002, on January 14, 2003 for the quarter ended November 30, 2002, and on April 14, 2003 for the quarter ended February 28, 2003. On June 23, 2003, the Partnership declared a distribution for the third quarter ended May 31, 2003 of $0.6375 per unit (or $2.55 annually) payable on July 15, 2003 to the Unitholders of record at the close of business on July 7, 2003. In addition to these quarterly distributions, the General Partner received quarterly distributions for its general partner interest in the Partnership, its minority interest, and incentive distributions to the extent the quarterly distribution exceeded $0.55 per unit ($2.20 annually).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Heritage has little cash flow exposure due to rate changes for long-term debt obligations. The Operating Partnership had $24.1 million of variable rate debt outstanding as of May 31, 2003 through its Bank Credit Facility described elsewhere in this report. The balance outstanding in the Bank Credit Facility generally fluctuates throughout the year. A theoretical change of 1% in the interest rate on the balance outstanding at May 31, 2003 would result in an approximate $241 thousand change in annual net income. Heritage primarily enters debt obligations to support general corporate purposes including capital expenditures and working capital needs. The Operating Partnership's long-term debt instruments were typically issued at fixed interest rates. When these debt obligations mature, Heritage may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.

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

Heritage also attempts to minimize the effects of market price fluctuations for its propane supply by entering into certain financial contracts. In order to manage a portion of its propane price market risk, Heritage uses contracts for the forward purchase of propane, propane fixed-price supply agreements, and in the past used derivative commodity instruments such as price swap and option contracts. Swap instruments are a contractual agreement to exchange obligations of money between the buyer and seller of the instruments as propane volumes during the pricing period are purchased. Swaps are tied to a fixed price bid by the buyer and a floating price determination for the seller based on certain indices at the end of the relevant trading period. Call options give Heritage the right, but not the obligation, to buy a specified number of gallons of propane at a specified price at any time until a specified expiration date. Heritage entered into these financial instruments to hedge pricing on the projected propane volumes to be purchased during each of the one-month periods during the projected heating season.

At May 31, 2003, Heritage had no outstanding propane financial contracts. Heritage continues to monitor propane prices and may enter into propane financial contracts in the future. Inherent in the portfolio from the liquids marketing activities are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counter-parties to a contract. Heritage takes an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Heritage monitors market risk through a variety of techniques, including routine reporting to senior management. Heritage attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures.

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

Notional Amounts and Terms. The notional amounts and terms of these financial instruments as of May 31, 2003 and 2002 include fixed price payor for 340,000 barrels of propane and 645,000 barrels of propane and butane, respectively, and fixed price receiver of 315,000 barrels of propane and 660,000 barrels of propane and butane, respectively. Notional amounts reflect the volume of the transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure Heritage's exposure to market or credit risks.

Fair Value. The fair value of the financial instruments related to liquids marketing activities as of May 31, 2003 and August 31, 2002, was assets of $0.6 and $2.3 million, respectively, and liabilities of $0.6 and $1.8 million respectively. The unrealized gain related to liquids marketing activities for the period ended May 31, 2003 and 2002, was approximately $35 thousand and $57 thousand, respectively, and is recorded through the income statement as other income.

The market prices used to value these transactions reflect management's best estimate considering various factors, including closing average spot prices for the current and outer months, plus a differential to consider time value and storage costs.

SENSITIVITY ANALYSIS

A theoretical change of 10% in the underlying commodity value of the liquids marketing contracts would result in an approximate $55 thousand change in the market value of the contracts as there were approximately 1.0 million gallons of net unbalanced positions at May 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

The Partnership maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Within 90 days prior to the filing date of this report, an evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as such terms are defined in Rule 13a-14(c) and 15d-14(c) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, concluded that the Partnership's disclosure controls and procedures were adequate and effective as of May 31, 2003. There have been no significant changes in the Partnership's internal controls or in other factors subsequent to such evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses in our internal controls.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 20, 2003, the Partnership sold 1,610,000 Common Units in an underwritten public offering at a public offering price of $29.26 per unit. This sale included the exercise of the underwriters' over-allotment option to purchase an additional 210,000 Common Units. Heritage used approximately $35.9 million of the $44.8 million net proceeds from the sale of the Common Units to repay a portion of the indebtedness outstanding under various tranches of its Senior Secured Notes. The remainder of the proceeds was used for general partnership purposes, including repayment of additional debt. The Units were issued utilizing the Partnership's existing shelf registration statement on Form S-3. To effect the transfer of the contribution required by the General Partner to maintain its 1% general partner interest in the Partnership and its 1.0101% general partner interest in the Operating Partnership, the General Partner contributed 32,692 previously issued Common Units back to the Partnership and those units were cancelled.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

     Exhibit
     Number                                                    Description
     ------                                                    -----------
(1)   3.1            Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(10)  3.1.1          Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(16)  3.1.2          Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(19)  3.1.3          Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(19)  3.1.4          Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(1)   3.2            Agreement of Limited Partnership of Heritage Operating, L.P.

(12)  3.2.1          Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

(19)  3.2.2          Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

(18)  3.3            Amended Certificate of Limited Partnership of Heritage Propane Partners, L.P.

(18)  3.4            Amended Certificate of Limited Partnership of Heritage Operating, L.P.

(7)   10.1           First Amended and Restated Credit Agreement with Banks Dated May 31, 1999

(8)   10.1.1         First Amendment to the First Amended and Restated Credit Agreement dated as of October 15, 1999

     Exhibit
     Number                                                    Description
     ------                                                    -----------
(9)   10.1.2         Second Amendment to First Amended and Restated Credit Agreement dated as of May 31, 2000

(10)  10.1.3         Third Amendment dated as of August 10, 2000 to First Amended and Restated Credit Agreement

(13)  10.1.4         Fourth Amendment to First Amended and Restated Credit Agreement dated as of December 28, 2000

(16)  10.1.5         Fifth Amendment to First Amended and Restated Credit Agreement dated as of July 16, 2001

(1)   10.2           Form of Note Purchase Agreement (June 25, 1996)

(3)   10.2.1         Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996

(4)   10.2.2         Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997

(6)   10.2.3         Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998

(8)   10.2.4         Second Amendment Agreement dated September 1, 1999 to June 25, 1996 Note Purchase Agreement

(11)  10.2.5         Third Amendment Agreement dated May 31, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997
                     Note Purchase Agreement

(10)  10.2.6         Fourth Amendment Agreement dated August 10, 2000 to June 25, 1996 Note Purchase Agreement and November 19,
                     1997 Note Purchase Agreement

(13)  10.2.7         Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November
                     19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement

(1)   10.3           Form of Contribution, Conveyance and Assumption Agreement among Heritage Holdings, Inc., Heritage Propane
                     Partners, L.P. and Heritage Operating, L.P.

(1)   10.6           Restricted Unit Plan

(4)   10.6.1         Amendment of Restricted Unit Plan dated as of October 17, 1996

(12)  10.6.2         Amended and Restated Restricted Unit Plan dated as of August 10, 2000

(18)  10.6.3         Second Amended and Restated Restricted Unit Plan dated as of February 4, 2002

(12)  10.7           Employment Agreement for James E. Bertelsmeyer dated as of August 10, 2000

(18)  10.7.1         Consent to Assignment of Employment Agreement for James E. Bertelsmeyer dated February 3, 2002

(20)  10.7.2         Amendment 1 of Employment Agreement for James E. Bertelsmeyer dated August 10, 2002

(*)   10.7.3         Amendment 2 of Employment Agreement for James E. Bertelsmeyer dated April 1, 2003

(12)  10.8           Employment Agreement for R. C. Mills dated as of August 10, 2000

     Exhibit
     Number                                                    Description
     ------                                                    -----------
(18)  10.8.1         Consent to Assignment of Employment Agreement for R.C. Mills dated February 3, 2002

(12)  10.10          Employment Agreement for H. Michael Krimbill dated as of August 10, 2000

(18)  10.10.1        Consent to Assignment of Employment Agreement for H. Michael Krimbill dated February 3, 2002

(12)  10.11          Employment Agreement for Bradley K. Atkinson dated as of August 10, 2000

(18)  10.11.1        Consent to Assignment of Employment Agreement for Bradley K. Atkinson dated February 3, 2002

(7)   10.12          First Amended and Restated Revolving Credit Agreement between Heritage Service Corp. and Banks Dated May 31,
                     1999

(16)  10.12.1        First Amendment to First Amended and Restated Revolving Credit Agreement, dated October 15, 1999

(16)  10.12.2        Second Amendment to First Amended and Restated Revolving Credit Agreement, dated August 10, 2000

(16)  10.12.3        Third Amendment to First Amended and Restated Revolving Credit Agreement, dated December 28, 2000

(16)  10.12.4        Fourth Amendment to First Amended and Restated Revolving Credit Agreement, dated July 16, 2001

(12)  10.13          Employment Agreement for Mark A. Darr dated as of August 10, 2000

(18)  10.13.1        Consent to Assignment of Employment Agreement for Mark A. Darr dated February 3, 2002

(12)  10.14          Employment Agreement for Thomas H. Rose dated as of August 10, 2000

(18)  10.14.1        Consent to Assignment of Employment Agreement for Thomas H. Rose dated February 3, 2002

(12)  10.15          Employment Agreement for Curtis L. Weishahn dated as of August 10, 2000

(18)  10.15.1        Consent to Assignment of Employment Agreement for Curtis L. Weishahn dated February 3, 2002

(5)   10.16          Note Purchase Agreement dated as of November 19, 1997

(6)   10.16.1        Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement

(8)   10.16.2        Second Amendment Agreement dated September 1, 1999 to November 19, 1997 Note Purchase Agreement and June 25,
                     1996 Note Purchase Agreement

(9)   10.16.3        Third Amendment Agreement dated May 31, 2000 to November 19, 1997 Note Purchase Agreement and June 25, 1996
                     Note Purchase Agreement

(10)  10.16.4        Fourth Amendment Agreement dated August 10, 2000 to November 19, 1997 Note Purchase Agreement and June 25,
                     1996 Note Purchase Agreement

     Exhibit
     Number                                                    Description
     ------                                                    -----------
(13)  10.16.5        Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November
                     19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement

(10)  10.17          Contribution Agreement dated June 15, 2000 among U.S. Propane, L.P., Heritage Operating, L.P. and Heritage
                     Propane Partners, L.P.

(10)  10.17.1        Amendment dated August 10, 2000 to June 15, 2000 Contribution Agreement

(10)  10.18          Subscription Agreement dated June 15, 2000 between Heritage Propane Partners, L.P. and individual investors

(10)  10.18.1        Amendment dated August 10, 2000 to June 15, 2000 Subscription Agreement

(16)  10.18.2        Amendment Agreement dated January 3, 2001 to the June 15, 2000 Subscription Agreement

(17)  10.18.3        Amendment Agreement dated October 5, 2001 to the June 15, 2000 Subscription Agreement

(10)  10.19          Note Purchase Agreement dated as of August 10, 2000

(13)  10.19.1        Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November
                     19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement

(14)  10.19.2        First Supplemental Note Purchase Agreement dated as of May 24, 2001 to the August 10, 2000 Note Purchase
                     Agreement

(15)  10.20          Stock Purchase Agreement dated as of July 5, 2001 among the shareholders of ProFlame, Inc. and Heritage
                     Holdings, Inc.

(15)  10.21          Stock Purchase Agreement dated as of July 5, 2001 among the shareholders of Coast Liquid Gas, Inc. and
                     Heritage Holdings, Inc.

(15)  10.22          Agreement and Plan of Merger dated as of July 5, 2001 among California Western Gas Company, the Majority
                     Stockholders of California Western Gas Company signatories thereto, Heritage Holdings, Inc. and California
                     Western Merger Corp.

(15)  10.23          Agreement and Plan of Merger dated as of July 5, 2001 among Growth Properties, the Majority Shareholders signatories thereto, Heritage Holdings, Inc. and Growth Properties Merger Corp.

(15)  10.24          Asset Purchase Agreement dated as of July 5, 2001 among L.P.G. Associates, the Shareholders of L.P.G.
                     Associates and Heritage Operating, L.P.

(15)  10.25          Asset Purchase Agreement dated as of July 5, 2001 among WMJB, Inc., the Shareholders of WMJB, Inc. and
                     Heritage Operating, L.P.

(15)  10.25.1        Amendment to Asset Purchase Agreement dated as of July 5, 2001 among WMJB, Inc., the Shareholders of WMJB,
                     Inc. and Heritage Operating, L.P.

(18)  10.26          Assignment, Conveyance and Assumption Agreement between U.S. Propane, L.P. and Heritage Holdings, Inc., as the former General Partner of Heritage Propane Partners, L.P. dated as of February 4, 2002

     Exhibit
     Number                                                  Description
     ------                                                  -----------
(18)  10.27          Assignment, Conveyance and Assumption Agreement between U.S. Propane, L.P. and Heritage Holdings, Inc., as the former General Partner of Heritage Operating, L.P., dated as of February 4, 2002

(21)  10.28          Assignment for Contribution of Assets in Exchange for Partnership Interest dated December 9, 2002 among V-1
                     Oil Co., the shareholders of V-1 Oil Co., Heritage Propane Partners, L.P. and Heritage Operating, L.P.

(22)  10.29          Employment Agreement for Michael L. Greenwood dated as of July 1, 2002

(20)  21.1           List of Subsidiaries

(*)   99.1           Certification of Chief Executive Officer and Certification of Chief Financial Officer pursuant to 18 U.S.C.
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

(*)  Filed herewith.

(b) Reports on Form 8-K

    The Partnership filed or furnished five reports on Form 8-K during the three months ended May 31, 2003:

    Form 8-K/A dated March 18, 2003 was filed amending the form 8-K filed with the Securities and Exchange Commission on January 6, 2003 to provide the financial statements and pro forma financial information required by Item 7 for the acquisition of the propane distribution assets of V-1 Oil Co. of Idaho Falls, Idaho. Attached as exhibits to the Form 8-K were the consent of Grant Thornton LLP, and the required financial statements and pro forma financial information.

    Form 8-K dated April 14, 2003 was furnished to the Securities and Exchange Commission in connection with a press release dated April 14, 2003 announcing Heritage's financial results for the second quarter and six months ended February 28, 2003.

    Form 8-K dated May 12, 2003 was filed announcing Heritage's intention to commence an underwritten offering of its Common Units pursuant to an existing effective shelf registration statement.

    Form 8-K dated May 13, 2003 was filed in connection with the public offering of up to 1,610,000 Common Units representing limited partner interests in the Partnership, under the Partnership's shelf registration statement on Form S-3. Attached as exhibits to the Form 8-K was a copy of the underwriting agreement with A.G. Edwards & Sons, Inc. and Lehman Brothers Inc., the consent and opinions of Baker Botts L.L.P. as to the legality of the securities registered and as to certain tax matters, and the press release dated May 14, 2003 announcing the offering.

    Form 8-K dated May 20, 2003 was filed in connection with a press release dated May 20, 2003 announcing the completion of a public offering of 1,610,000 Common Units, representing limited partner interests in the Partnership.

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

                                       HERITAGE PROPANE PARTNERS, L.P.

                                       By: U.S. Propane, L.P.., General Partner

                                       By: U.S. Propane, L.L.C., General Partner

Date: July 15, 2003                    By: /s/ Michael L. Greenwood
                                           -------------------------------------
                                                Michael L. Greenwood
                                                (Vice President, Chief Financial
                                                Officer and officer duly
                                                authorized to sign on behalf of
                                                the registrant)

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

         Date: July 15, 2003

                                    /s/ H. Michael Krimbill
                                      ---------------------
                                    H. Michael Krimbill
                                    President and Chief Executive Officer

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

         Date: July 15, 2003

                                    /s/ Michael L. Greenwood
                                      ----------------------
                                    Michael L. Greenwood
                                    Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

    Exhibit
    Number                                                     Description
    ------                                                     -----------
(*)  10.7.3          Amendment 2 of Employment Agreement for James E. Bertelsmeyer dated April 1, 2003

(*)  99.1            Certification of Chief Executive Officer and Certification of Chief Financial Officer pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.