Form 10-K/A
period 2002-08-31
HERITAGE PROPANE PARTNERS L P
filed 2003-11-26
CIK 1012569

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No  __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value as of November 5, 2002, of the registrant's Common Units held by nonaffiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $252,749,678

At November 5, 2002, the registrant had units outstanding as follows:
Heritage Propane Partners, L.P.      15,816,347 Common Units

Documents Incorporated by Reference:  None

                                EXPLANATORY NOTE

         We are filing this Amendment on Form 10-K/A in connection with the filing of a Registration Statement on Form S-3 (File No. 333-107324). That Registration Statement incorporates our annual report on Form 10-K for the fiscal year ended August 31, 2002, originally filed on November 27, 2002 (the "Original Filing"). This Form 10-K/A amends and restates in its entirety our annual report on Form 10-K for the fiscal year ended August 31, 2002.

         As described in Note 2 to the Consolidated Financial Statements, we have revised our previously reported Consolidated Statements of Operations for the years ended August 31, 2002 and 2001 and for the eight months ended August 31, 2000 and have made corresponding revisions to the Notes to Consolidated Financial Statements to make the presentations required by EITF 02-3. This information was previously shown in the Consolidated Statements of Operations on a gross basis in the separately presented line items of "Revenues-liquids marketing", "Revenues-other" and "Costs and expenses -- liquids marketing", and is now presented on a net basis in a single line item as "Liquids marketing, net". The revisions had no effect on previously reported Operating Income or Net Income (Loss). Additionally, we have retitled "EBITDA" as "EBITDA, as adjusted" and made clarifications regarding how we calculate EBITDA, as adjusted. These revisions did not change how we calculate EBITDA, as adjusted, and it is calculated in the same manner as we have historically presented such information.

         This Amendment makes certain changes in the form of additional or supplemental disclosures as follows:

         - Part I -- Item 3. Legal Proceedings, pages 10-11: We have revised to expand the description of the litigation filed by Heritage against SCANA Corporation, Cornerstone Ventures, L.P. and Suburban Propane, L.P.

         - Part II -- Item 5. Market for the Registrant's Units and Related Unitholder Matters, pages 14-15: We have revised to include a description of the Incentive Distribution Rights and additional information about the issuance of Common Units to the Class B Subordinated Unitholders, the Class C Units, and to disclose the total amount of distributions by the Partnership for the fiscal year and the exemptions from registration under the Securities Act of 1933.

         - Part II -- Item 6. Selected Historical Financial and Operating Data, pages 17-20: We have revised the tables titled "Heritage Propane Partners, L.P. (formerly Peoples Gas) and "Heritage Propane Partners, L.P. (Predecessor Heritage) to reflect the "Liquids marketing, net" and "EBITDA, as adjusted" presentations described above, and added tables reconciling EBITDA, as adjusted to net income and to cash flows from operations.

         - Part II -- Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, pages 23-33: We have revised to provide additional or supplemental disclosures about results of operations, the terms of our credit agreements and our long-term debt and other contractual obligations, our adoption of EITF 02-3, the recording of the minority interests of all partially owned subsidiaries and Heritage's buying and selling of derivative financial instruments.

         - Part III -- Item 10. Directors and Executive Officers of the Registrant, Item 11. Executive Compensation and Item 12, Security Ownership of Certain Beneficial Owners and Management, pages 41-45: We have revised to include additional information relating to the reimbursement of the General Partner's and its affiliates' expenses and to include information regarding the beneficial ownership of U.S. Propane, L.P. and U.S. Propane L.L.C.

         - Part IV -- Item 15. Exhibits, Financial Statement Schedules, and Report on Form 8-K -- Notes to Consolidated Financial Statements, pages F-12-36: We have revised the notes to the consolidated financial statements to revise "Net revenues" and "Total Revenues" to reflect the "Liquids marketing, net" and EBITDA, as adjusted" presentations described above and to provide additional and supplemental information regarding (i) the recording of the minority interests of all partially owned subsidiaries, (ii) a description of our Costs and Expenses,
                  (iii) clarifications with respect to the cost of fuel inventories and reclassifications into earnings of previously recorded gains and losses, (iv) when goodwill is tested for impairment, (v) Heritage's buying and selling of derivative financial instruments and liquids marketing contracts, (vi) our adoption of EITF 02-3, (vii) acquisitions , (viii) the Note Agreements and the Bank Credit Facility, (ix) our leases and accruals for legal proceedings and environmental liabilities, (x) the estimates of compensation under the Restricted Unit Plan and the Long-Term Incentive Plan, and
                  (xi) the additional line item "Gross Profit." In addition, we have added a note for subsequent developments describing the proposed transactions entered into on November 6, 2003.


         This report continues to speak as of the date of the Original Filing, and we have not updated the disclosure in this report to speak as of a later date. All information contained in this report and the Original Filing is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

                         HERITAGE PROPANE PARTNERS, L.P.

                          2002 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                            PAGE
                                                                            ----
ITEM   1.   BUSINESS. .........................................................1

ITEM   2.   PROPERTIES.........................................................9

ITEM   3.   LEGAL PROCEEDINGS.................................................10

ITEM   4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............11


                                     PART II

ITEM   5.   MARKET FOR THE REGISTRANT'S UNITS AND RELATED
                             UNITHOLDER MATTERS...............................12

ITEM   6.   SELECTED HISTORICAL FINANCIAL AND OPERATING DATA..................16

ITEM   7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                              CONDITION AND RESULTS OF OPERATIONS.............21

ITEM   7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........35

ITEM   8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................38

ITEM   9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                             ACCOUNTING AND FINANCIAL DISCLOSURE..............38


                                    PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................39

ITEM  11.  EXECUTIVE COMPENSATION.............................................43

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                             AND MANAGEMENT...................................46

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................48

                                     PART IV

ITEM 14.  CONTROLS AND PROCEDURES.............................................49

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                              REPORTS ON FORM 8-K.............................49

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

         - TECO Energy, Inc. ("TECO") is a diversified, energy-related holding company. TECO's subsidiaries include Florida's largest natural gas distributor, an electric utility, and an independent power company that builds, owns and operates electric generation facilities in the United States and Central America.

         - AGL Resources, Inc. ("AGL Resources"), is a regional energy holding company engaged in natural gas distribution, wholesale and retail energy services, and building telecommunications infrastructure. AGL Resources' principal subsidiary is the second largest pure natural gas distributor in the United States, serving customers in Georgia, Tennessee, and Virginia.

         - Piedmont Natural Gas Company, Inc. ("Piedmont Natural Gas") is an energy and services company primarily engaged in the transportation, distribution, and sales of natural gas. Piedmont Natural Gas is the second largest natural gas distributor in the Southeast, serving customers in North Carolina, South Carolina, and Tennessee.

         - Atmos Energy Corporation ("Atmos Energy") is an energy and services company primarily engaged in natural gas distribution and nonregulated energy management and gas marketing services. Atmos Energy is the fifth largest pure natural gas distributor in the United States, serving customers in 11 states.

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

HERITAGE PROPANE PARTNERS, L.P. (FORMERLY PEOPLES GAS):

                                                                 For the
                              For the Years Ended           Eight-months Ended   For the Years Ended
                                    December 31,                August 31,            August 31,
                                    ------------                ----------            ----------
                          1997          1998        1999           2000            2001        2002
                          ----          ----        ----           ----           ------      -----
  RETAIL GALLONS
 SOLD (IN MILLIONS):      29.1          30.9        33.6           38.3           330.2       329.6

         As a result of the implementation of the strategy of Heritage described below, Predecessor Heritage achieved the following retail sales volumes per fiscal year:

PREDECESSOR HERITAGE:

                                                            Period
                                                             Ended
                           For the Years Ended August 31,   Aug. 9,
                           ------------------------------   -------
                            1996    1997    1998    1999     2000
                            ----    ----    ----    ----     ----
    RETAIL GALLONS
   SOLD (IN MILLIONS):     118.2   125.6   146.7   159.9    170.9

         Management believes that Heritage's competitive strengths include: (i) experience in identifying, evaluating, and completing acquisitions, (ii) operations that are focused in areas experiencing higher-than-average population growth, (iii) a low-cost administrative infrastructure, and (iv) a decentralized operating structure and entrepreneurial workforce. These competitive strengths have enabled both Predecessor Heritage and Heritage to achieve performance levels per retail gallon sold that management believes are among the highest of any publicly traded propane partnership. Management believes that as a result of Heritage's geographic diversity and district-level incentive compensation program, Predecessor Heritage and Heritage have both been able to reduce the effect of adverse weather conditions on Heritage's operating results, including those experienced by Predecessor Heritage during the warmer-than-normal winters of 1998 - 1999, 1999 - 2000, and by Heritage in 2001 - 2002, recorded as three of the warmest winters of the century. Management believes that Heritage's concentration in higher-than-average population growth areas provides a strong economic foundation for expansion through acquisitions and internal growth. Management does not believe that Heritage is significantly more vulnerable than its competitors to displacement by natural gas distribution systems because the majority of Heritage's areas of operations are located in rural areas where natural gas is not readily available.

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

         In order to facilitate Heritage's acquisition strategy, the Operating Partnership maintains a Bank Credit Facility with a total of $115 million available for borrowing. The Bank Credit Facility consists of a $50 million Acquisition Facility to be used for acquisitions and improvements and a $65 million Working Capital Facility to be used for working capital and other general partnership purposes. Heritage also has the ability to fund acquisitions through the issuance of additional partnership interests and through long-term debt. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Description of Indebtedness."

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

PRODUCTS, SERVICES AND MARKETING

         Heritage distributes propane through a nationwide retail distribution network consisting of over 275 customer service locations in 28 states. Heritage's operations are concentrated in large part in the western, upper midwestern, northeastern, and southeastern regions of the United States. Heritage serves more than 600,000 active customers. Historically, approximately two-thirds of Predecessor Heritage's and Heritage's retail propane volumes and in excess of 80% of their EBITDA, as adjusted were attributable to sales during the six-month peak-heating season from October through March, as many customers use propane for heating purposes. Consequently, sales and operating profits are normally concentrated in the first and second fiscal quarters. Cash flows from operations however, are generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the six-month peak season. To the extent necessary, Heritage will reserve cash from peak periods for distribution to Unitholders during the warmer seasons.

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

         The propane business is very seasonal with weather conditions significantly affecting demand for propane. Heritage believes that the geographic diversity of its operations helps to reduce its nationwide exposure to regional weather. Although overall demand for propane is affected by climate, changes in price, and other factors, Heritage believes its residential and commercial business to be relatively stable due to the following characteristics:

         - residential and commercial demand for propane has been relatively unaffected by general economic conditions due to the largely non-discretionary nature of most propane purchases,

         - loss of customers to competing energy sources has been low due to the lack of availability or the high cost of alternative fuels,

         - the tendency of Heritage's customers to remain with Heritage due to the product being delivered pursuant to a regular delivery schedule and to Heritage's ownership of over 90% of the storage tanks utilized by its customers, which prevents fuel deliveries from competitors, and

         - the historic ability of Heritage to more than offset customer losses through internal growth of its customer base in existing markets.

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

         Because Heritage's profitability is sensitive to changes in wholesale propane costs, it generally seeks to pass on increases in the cost of propane to customers. Heritage has generally been successful in maintaining retail gross margins on an annual basis despite changes in the wholesale cost of propane, but there is no assurance that Heritage will always be able to pass on product cost increases fully, particularly when product costs rise rapidly. Consequently, Heritage's profitability will be sensitive to changes in wholesale propane prices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General."

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

BILLING AND COLLECTION PROCEDURES

         Customer billing and account collection responsibilities are retained at the district level. Heritage believes that this decentralized approach is beneficial for several reasons:

         -        the customer is billed on a timely basis;

         -        the customer is more apt to pay a "local" business;

         -        cash payments are received more quickly, and

         - local personnel have a current account status available to them at all times to answer customer inquiries.

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

ITEM 3. LEGAL PROCEEDINGS.

         Propane is a flammable, combustible gas. Serious personal injury and significant property damage can arise in connection with its storage, transportation or use. In the ordinary course of business, Heritage is sometimes threatened with or is named as a defendant in various lawsuits seeking actual and punitive damages for product liability, personal injury, and property damage. Heritage maintains liability insurance with insurers in amounts and with coverages and deductibles it believes are reasonable and prudent, and which are generally accepted in the industry. However, there can be no assurance that the levels of insurance protection currently in effect will continue to be available at reasonable prices or that such levels will remain adequate to protect Heritage from material expenses related to product liability, personal injury or property damage in the future. Of the pending or threatened matters in which Heritage is a party, none have arisen outside the ordinary course of business except for an action filed by Heritage on November 30, 1999, is currently pending in the Court of Common Pleas, State of South Carolina, Richland County, against SCANA Corporation, Cornerstone Ventures, L.P. and Suburban Propane, L.P. (the "SCANA litigation"). Heritage has asserted under a number of contract and fraud causes of action that SCANA materially breached its contract with Heritage to sell its assets to Heritage, and is seeking an unspecified amount of compensatory and punitive damages. The defendants have denied the claims and discovery is ongoing. Although any litigation is inherently uncertain, based on past experience, the information currently available and the availability of insurance coverage, Heritage does not believe that pending or threatened litigation matters will have a material adverse effect on its financial condition or results of operations.

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

                                                  Price Range               Cash
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

DESCRIPTION OF UNITS

         As of October 25, 2002, there were approximately 14,800 individual Common Unitholders, which includes Common Units held in street name. Common Units and Class C Units represent limited partner interests in the Partnership that entitle the holders to the rights and privileges specified in the Heritage Propane Partners, L.P. Partnership Agreement (the "Partnership Agreement"). As of November 5, 2002, there were 15,816,347 Common Units representing, an aggregate 98.9899% limited partner interest in the Partnership. Except as described below, the Common Units generally participate pro rata in Heritage's income, gains, losses, deductions, credits, and distributions. There are also 1,000,000 Class C Units outstanding that are entitled only to participate in distributions that Heritage may make that are attributable to amounts received by Heritage in connection with the SCANA litigation.

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

         Class C Units. In conjunction with the transaction with U.S. Propane and the change of control of the former General Partner, Heritage Holdings, the Partnership issued 1,000,000 newly created Class C Units to Heritage Holdings in conversion of that portion of its Incentive Distribution Rights that entitled it to receive any distribution made by the Partnership attributable to the net amount received by the Partnership in connection with the settlement, judgment, award or other final nonappealable resolution of the SCANA litigation filed by Heritage prior to the transaction with U.S. Propane. The Class C Units have zero initial capital account balance and were distributed by Heritage Holdings to its former stockholders in connection with the transaction with U.S. Propane. Thus, U.S. Propane will not receive any distributions made with respect to the SCANA litigation that would have gone to Heritage Holdings to the extent of its General Partner interest and Incentive Distribution Rights had it remained the General Partner of the Partnership.

         All decisions of the General Partner relating to the SCANA litigation will be determined by a special litigation committee consisting of one or more independent directors of the General Partner. As soon as practicable after the time, if any, that the Partnership receives the final cash payment as a result of the resolution of the SCANA litigation, the special litigation committee will determine the aggregate net amount of such proceeds distributable by the Partnership by deducting from the amounts received all costs and expenses incurred by the Partnership and its affiliates in connection with the SCANA litigation and such cash reserves as the special committee deems necessary or appropriate. Until the special litigation committee decides to distribute the distributable proceeds, none of the distributable proceeds will be deemed to be "Available Cash" under the Partnership Agreement. Please read "Cash Distribution Policy" below for a discussion of Available Cash. When the special litigation committee decides to distribute the distributable proceeds, the amount of the distribution will be distributed in the same manner as the Partnership's distribution of Available Cash, as described below under "Cash Distribution Policy," except that the amount of distributable proceeds that would normally be distributed to holders of Incentive Distribution Rights will instead be distributed to the holders of the Class C Units, pro rata. The Partnership cannot predict whether it will receive any cash payments as a result of the SCANA litigation and, if so, when such distributions might be received.

         Each holder of Class C Units receiving a distribution of cash in any taxable year of the Partnership will be allocated items of gross income with respect to such taxable year in an amount equal to the cash distributed to the holder. The holders of Class C Units will not be allocated any other items of income, gain, loss deduction or credit. The Class C Units do not have any rights to share in any of the assets or distributions upon dissolution and liquidation of the Partnership, except to the extent that any such distributions consist of proceeds from the SCANA litigation to which the Class C Unitholders would have otherwise been entitled. The Class C Units may not be converted into any other unit. The Class C Units have no voting rights except to the extent provided by Delaware law with respect to a vote as a class, in which case each Class C Unit will be entitled to one vote.

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

         Incentive Distribution Rights. Incentive distribution rights represent the contractual right to receive an increasing percentage of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution has been paid. Please read " -- Cash Distribution Policy" below. The General Partner owns all of the incentive distribution rights, except that in conjunction with the August 2000 transaction with U.S. Propane, the Partnership issued 1,000,000 Class C Units to Heritage Holdings, its general partner at that time, in conversion of that portion of Heritage Holdings' incentive distribution rights that entitled it to receive any distribution made by the Partnership of funds attributable to the net amount received in connection with the settlement, judgment, award or other final nonappealable resolution of the litigation filed by Heritage against SCANA Corporation, Cornerstone Ventures, L.P. and Suburban Propane, L.P. Any amount payable on the Class C Units in the future will reduce the amount otherwise distributable to holders of incentive distribution rights at the time the distribution of such litigation proceeds is made and will not reduce the amount distributable to holders of common units. No payments to date have been made on the Class C Units.

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

         After the conversion of the Class B Subordinated Units was approved on February 4, 2002, each Class B Subordinated Unit converted into one Common Unit and participates pro rata with the other Common Units in distributions of Available Cash. Heritage currently distributes Available Cash, excluding any Available Cash to be distributed to the Class C Unitholders as follows:

         - First, 98% to all Unitholders, pro rata, and 2% to the General Partner, until all Unitholders have received $0.50 per unit for such quarter and any prior quarter;

         - Second, 98% to all Unitholders, pro rata, and 2% to the General Partner, until all Unitholders have received $0.55 per unit for such quarter;

         - Third, 85% to all Unitholders, pro rata, 13% to the holders of Incentive Distribution Rights, pro rata, and 2% to the General Partner, until all Common Unitholders have received at least $0.635 per unit for such quarter;

         - Fourth, 75% to all Unitholders, pro rata, 23% to the holders of Incentive Distribution Rights, pro rata and 2% to the General Partner, until all Common Unitholders have received at least $0.825 per unit for such quarter; and

         - Fifth, thereafter 50% to all Unitholders, pro rata, 48% to the holders of Incentive Distribution Rights, pro rata, and 2% to the General Partner

         - The total amount of distributions for the 2002 fiscal year on Common Units and other outstanding limited partner interests, the general partner interests and the Incentive Distribution Rights totaled $40.3 million, $0.8 million and $0.9 million, respectively. All such distributions were made from Available Cash from Operating Surplus.

CHANGES IN SECURITIES AND RECENT SALES OF UNREGISTERED SECURITIES

         During the Partnership's fiscal year 2002, the following issuances of Common Units were made, all of which relied on one or more exemptions from registration under the Securities Act of 1933. On February 4, 2002, in conjunction with proposals approved by the Common Unitholders at the Special Meeting of the Common Unitholders of the Partnership and to facilitate the U.S. Propane transaction, 1,382,514 Common Units were issued to the Class B Subordinated Unitholders, who are or were members of management, upon the conversion and cancellation of the 1,382,514 previously outstanding Class B Subordinated Units.

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

         All of the foregoing Units were not registered with the Securities and Exchange Commission under the Securities Act of 1933 by virtue of an exemption under Section 4(2) thereof.

EQUITY COMPENSATION PLAN INFORMATION

         At the time of its initial public offering, the Board of Directors of the Partnership's General Partner adopted a Restricted Unit Plan, amended and restated as of February 4, 2002 as the Partnership's Second Amended and Restated Restricted Unit Plan (the "Restricted Unit Plan"), which provided for the awarding of Common Units to key employees. See "Executive Compensation -- Restricted Unit Plan" for a description of the Restricted Unit Plan.

         In conjunction with the U.S. Propane merger, the Partnership adopted a long term incentive plan (the "Long Term Incentive Plan"), which provides for awarding Common Units to the executive officers of the General Partner of the Partnership and certain other persons that may be designated by the Board of Directors. The Long Term Incentive Plan provides for a maximum award of 500,000 Common Units provided that certain targeted levels of cash distributions are reached. See "Executive Compensation -- Long Term Incentive Plan" for a description of the Long Term Incentive Plan.

         The following table sets forth in tabular format, a summary of the Partnership's equity plan information:

                                                                                              Number of securities
                                                                                            remaining available for
                                     Number of securities to   Weighted-average exercise     future issuance under
                                     be issued upon exercise      price of outstanding     equity compensation plans
                                     of outstanding options,     options, warrants and       (excluding securities
                                       warrants and rights               rights             reflected in column (a))
           Plan Category                       (a)                        (b)                         (c)
           -------------
Equity compensation plans approved
by security holders                            39,400              (1) $1,087,440                     15,800
Equity compensation plans not
approved by security holders                        -                           -                    500,000
                                             --------                 -----------                    -------
Total (2)                                      39,400                  $1,087,440                    515,800
                                             ========                 ===========                    =======


(1) Valued as of October 31, 2002. Actual exercise price may differ depending on the Common Unit price on the date such units vest.

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

HERITAGE PROPANE PARTNERS, L.P. (FORMERLY PEOPLES GAS):

                                                                                   Eight Months           Years Ended
                                               Years ended December 31,          Ended August 31,          August 31,
                                               ------------------------          ----------------          ----------
                                             1997        1998       1999         1999        2000        2001        2002
                                             ----        ----       ----         ----        ----        ----        ----
                                                                              (Unaudited)
Statements of Operating Data:
Revenues                                   $ 32,874   $ 30,187   $ 34,045      $ 21,766    $ 51,534    $543,975    $462,325
Gross profit (a)                             15,811     17,904     19,196        13,299      21,572     237,419     224,140
Depreciation and amortization                 2,514      2,855      3,088         2,037       4,686      40,431      36,998
Operating income (loss)                       1,370      3,961      2,885         2,666        (714)     54,423      40,961
Interest expense                                  -          -          -             -       2,409      35,567      37,341
Income (loss) before income taxes
   and minority interests                       980      3,483      2,895         2,677      (3,547)     20,524       5,476
Provision for income taxes                      378      1,412      1,127         1,035         379           -           -
Net income (loss)                               602      2,071      1,768         1,642      (3,846)     19,710       4,902
Net income (loss) per unit (b)                 0.35       1.19       1.02          0.94       (0.37)       1.43        0.25
Cash dividends/distributions per unit             -       1.13       1.30          1.30        0.87        2.38        2.55

                                                As of December 31,                           As of August 31,
                                         -------------------------------    ---------------------------------------------
                                            1997        1998        1999       1999       2000         2001        2002
                                            ----        ----        ----       ----       ----         ----        ----
                                         (Unaudited)                        (Unaudited)
Balance Sheet Data
Current assets                             $  5,278   $  4,310   $  6,643    $  4,326    $ 84,869    $138,263    $ 95,387
Total assets                                 33,982     37,206     43,724      39,481     615,779     758,167     717,264
Current liabilities                           8,204     13,671     19,636      15,716     102,212     127,655     122,069
Long-term debt                                    -          -          -           -     361,990     423,748     420,021
Minority interests                                -          -          -           -       4,821       5,350       3,564
Partner's capital - general partner (b)          39         39         37          37         939       1,875       1,585
Partners' capital - limited partners (b)     15,457     15,557     15,070      14,944     145,817     206,080     173,677

                                                                         Eight Months Ended
                                      Years ended December 31,               August 31,             Years ended August 31,
                                 -----------------------------------    ----------------------     ------------------------
                                   1997          1998         1999        1999          2000          2001          2002
                                   ----          ----         ----        ----          ----          ----          ----
Operating Data (unaudited):
EBITDA, as adjusted (c)          $ 3,884       $ 6,816       $ 5,973    $ 4,703      $   4,507     $  97,444       $ 81,536
Cash flows from operating
   activities                      7,682         9,219         9,353          -         14,508        28,056         65,453
Cash flows from investing
   activities                      (4,497)       (7,047)       (7,191)         -       (183,037)     (122,313)       (33,417)
Cash flows from financing
   activities                     (3,561)       (2,317)       (2,257)         -        173,353        95,038        (33,071)
Capital expenditures (d)
   Maintenance and growth          4,497         5,328         6,176      2,544          3,559        23,854         27,072
   Acquisition                         -         1,719         1,015      1,015        177,067        94,860         19,742
Retail gallons sold               29,077        30,921        33,608     22,118         38,268       330,242        329,574

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

(c) EBITDA, as adjusted is presented because such information is relevant and is used by management, industry analysts, investors, lenders and rating agencies to assess the financial performance and operating results of the Partnership's fundamental business activities. Management believes that the presentation of EBITDA, as adjusted is useful to lenders and investors because of its use in the propane industry and for master limited partnerships as an indicator of the strength and performance of the Partnership's ongoing business operations, including the ability to fund capital expenditures, service debt and pay distributions. Additionally, management believes that EBITDA, as adjusted provides additional and useful information to the Partnership's investors for trending, analyzing and benchmarking the operating results of the Partnership from period to period as compared to other companies that may have different financing and capital structures. The presentation of EBITDA, as adjusted allows investors to view the Partnership's performance in a manner similar to the methods used by management and provides additional insight to the Partnership's operating results.

         EBITDA, as adjusted is used by management to determine our operating performance, and along with other data as internal measures for setting annual operating budgets, assessing financial performance of the Partnership's numerous business locations, as a measure for evaluating targeted businesses for acquisition and as a measurement component of incentive compensation. The Partnership has a large number of business locations located in different regions of the United States. EBITDA, as adjusted can be a meaningful measure of financial performance because it excludes factors which are outside the control of the employees responsible for operating and managing the business locations, and provides information management can use to evaluate the performance of the business locations, or the region where they are located, and the employees responsible for operating them. To present EBITDA, as adjusted on a full Partnership basis, we add back the minority interest of the general partner because net income is reported net of the general partner's minority interest. Our EBITDA, as adjusted includes non-cash compensation expense which is a non-cash expense item resulting from our unit based compensation plans that does not require cash settlement and is not considered during management's assessment of the operating results of the Partnership's business. By adding these non-cash compensation expenses in EBITDA, as adjusted allows management to compare the Partnership's operating results to those of other companies in the same industry who may have compensation plans with levels and values of annual grants that are different than the Partnership's. Other expenses include other finance charges and other asset non-cash impairment charges that are reflected in the Partnership's operating results but are not classified in interest, depreciation and amortization. We do not include gain on the sale of assets when determining EBITDA, as adjusted since including non-cash income resulting from the sale of assets increases the performance measure in a manner that is not related to the true operating results of the Partnership's business. In addition, Heritage's debt agreements contain financial covenants based on EBITDA, as adjusted. For a description of these covenants, please read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Description of Indebtedness."

         There are material limitations to using a measure such as EBITDA, as adjusted, including the difficulty associated with using it as the sole measure to compare the results of one company to another, and the inability to analyze certain significant items that directly affect a company's net income or loss. In addition, Heritage's calculation of EBITDA, as adjusted may not be consistent with similarly titled measures of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP. EBITDA, as adjusted for the periods described herein is calculated in the same manner as presented by Heritage in the past. Management compensates for these limitations by considering EBITDA, as adjusted in conjunction with its analysis of other GAAP financial measures, such as gross profit, net income (loss), and cash flow from operating activities.

         A reconciliation of EBITDA, as adjusted, to net income (loss) is presented below. Please read "-Reconciliation of EBITDA, As Adjusted to Net Income" below.

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

HERITAGE PROPANE PARTNERS, L.P. (PREDECESSOR HERITAGE):

                                                      Ten          Two
                                                    Months        Months
                                                     Ended        Ended                  Years Ended               Period Ended
                                                   June 30,      August 31,               August 31,                 August 9,
                                                   --------      ----------   ----------------------------------   ------------
                                                   1996 (a)        1996         1997         1998         1999          2000
                                                   --------        ----         ----         ----         ----          ----
Statements of Operating Data:
Revenues                                           $144,623      $ 18,477     $199,785    $185,987      $184,020      $242,491
Gross Profit (b)                                     55,634         6,314       73,838      89,103        96,753       101,746
Depreciation and amortization                         7,581         1,733       11,124      13,680        14,749        17,143
Operating income (loss)                              15,755        (1,956)      16,919      22,929        24,567        23,475
Interest expense                                     10,833         1,962       12,063      14,599        15,915        17,664
Income (loss) before income taxes and
  minority interest                                   6,084        (4,087)       5,625       9,266        10,116         6,936
Provision for income taxes                            2,735             -            -           -             -             -
Net income (loss)                                     2,921        (8,423)       5,177       8,790         9,662         6,504
Basic and Diluted Net income (loss) per unit (c)          -         (1.06)        0.64        1.04          1.11          0.66

                                                           August 31,
                                          --------------------------------------------
                                             1996        1997        1998       1999
                                             ----        ----        ----       ----
Balance Sheet Data (end of period):
Current assets                            $  24,014    $ 27,951   $  26,185  $  29,267
Total assets                                187,850     203,799     239,964    262,958
Current liabilities                          24,728      34,426      35,444     47,680
Long-term debt                              132,521     148,453     177,431    196,216
Partner's capital - general partner             307         208         273        176
Partners' capital - limited partners         30,294      20,712      26,816     18,886


                                                                                        Period Ended
                                                     Years ended August 31,               August 9,
                                         -------------------------------------------    ------------
                                            1996        1997       1998       1999          2000
                                            ----        ----       ----       ----          ----
Operating Data (unaudited):
EBITDA, as adjusted (d)                  $  24,365    $ 28,718  $  37,792  $  41,047     $  42,373
Cash flows from operating activities        12,325      15,384     24,532     23,613        14,144
Cash flows from investing activities       (23,577)    (20,100)   (27,124)   (30,799)      (58,283)
Cash flows from financing activities        26,673       5,571      2,404      7,028        44,587
Capital expenditures (e)
   Maintenance and growth                    7,244       7,170      9,359     14,974        12,931
   Acquisition                              16,665      14,549     23,276     17,931        46,801
Retail gallons sold                        118,200     125,605    146,747    159,938       170,891

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

(d) EBITDA, as adjusted is defined as the Partnership's earnings before interest, taxes, depreciation, amortization and other non-cash items, such as compensation charges for unit issuances to employees, gain or loss on disposal of assets, and other expenses. We present EBITDA, as adjusted, on a Partnership basis which includes both the general and limited partner interests. Non-cash compensation expense represents charges for the value of the Common Units awarded under the Partnership's compensation plans that have not yet vested under the terms of those plans and are charges which do not, or will not, require cash settlement. Non-cash income such as the gain arising from our disposal of assets is not included when determining EBITDA, as adjusted. EBITDA, as adjusted (i) is not a measure of performance calculated in accordance with generally accepted accounting principles and (ii) should not be considered in isolation or as a substitute for net income, income from operations or cash flow as reflected in our consolidated financial statements.

         EBITDA, as adjusted is presented because such information is relevant and is used by management, industry analysts, investors, lenders and rating agencies to assess the financial performance and operating results of the Partnership's fundamental business activities. Management believes that the presentation of EBITDA, as adjusted is useful to lenders and investors because of its use in the propane industry and for master limited partnerships as an indicator of the strength and performance of the Partnership's ongoing business operations, including the ability to fund capital expenditures, service debt and pay distributions. Additionally, management believes that EBITDA, as adjusted provides additional and useful information to the Partnership's investors for trending, analyzing and benchmarking the operating results of the Partnership from period to period as compared to other companies that may have different financing and capital structures. The presentation of EBITDA, as adjusted allows investors to view the Partnership's performance in a manner similar to the methods used by management and provides additional insight to the Partnership's operating results.

         EBITDA, as adjusted is used by management to determine our operating performance, and along with other data as internal measures for setting annual operating budgets, assessing financial performance of the Partnership's numerous business locations, as a measure for evaluating targeted businesses for acquisition and as a measurement component of incentive compensation. The Partnership has a large number of business locations located in different regions of the

         United States. EBITDA, as adjusted can be a meaningful measure of financial performance because it excludes factors which are outside the control of the employees responsible for operating and managing the business locations, and provides information management can use to evaluate the performance of the business locations, or the region where they are located, and the employees responsible for operating them. To present EBITDA, as adjusted on a full Partnership basis, we add back the minority interest of the general partner because net income is reported net of the general partner's minority interest. Our EBITDA, as adjusted includes non-cash compensation expense which is a non-cash expense item resulting from our unit based compensation plans that does not require cash settlement and is not considered during management's assessment of the operating results of the Partnership's business. By adding these non-cash compensation expenses in EBITDA, as adjusted allows management to compare the Partnership's operating results to those of other companies in the same industry who may have compensation plans with levels and values of annual grants that are different than the Partnership's. Other expenses include other finance charges and other asset non-cash impairment charges that are reflected in the Partnership's operating results but are not classified in interest, depreciation and amortization. We do not include gain on the sale of assets when determining EBITDA, as adjusted since including non-cash income resulting from the sale of assets increases the performance measure in a manner that is not related to the true operating results of the Partnership's business. In addition, Heritage's debt agreements contain financial covenants based on EBITDA, as adjusted. For a description of these covenants, please read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Description of Indebtedness."

         There are material limitations to using a measure such as EBITDA, as adjusted, including the difficulty associated with using it as the sole measure to compare the results of one company to another, and the inability to analyze certain significant items that directly affect a company's net income or loss. In addition, Heritage's calculation of EBITDA, as adjusted may not be consistent with similarly titled measures of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP. EBITDA, as adjusted for the periods described herein is calculated in the same manner as presented by Heritage in the past. Management compensates for these limitations by considering EBITDA, as adjusted in conjunction with its analysis of other GAAP financial measures, such as gross profit, net income (loss), and cash flow from operating activities.

         A reconciliation of EBITDA, as adjusted to net income (loss) is presented below. Please read "-Reconciliation of EBITDA, As Adjusted to Net Income" below.

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

RECONCILIATION OF EBITDA, AS ADJUSTED TO NET INCOME (LOSS)

         The following tables set forth the reconciliation of EBITDA, as adjusted to net income (loss) Heritage Propane Partners, L.P. (formerly Peoples Gas Company) and Predecessor Heritage for the periods indicated:

HERITAGE PROPANE PARTNERS, L.P. (FORMERLY PEOPLES GAS):

                                                                           Eight Months Ended
NET INCOME RECONCILIATION                Years ended December 31,               August 31,          Years ended August 31,
                                     --------------------------------     ---------------------     ---------------------
                                       1997        1998        1999         1999         2000         2001         2002
                                     --------    --------    --------     --------     --------     --------     --------
Net income (loss)                    $    602    $  2,071    $  1,768     $  1,642     $ (3,846)    $ 19,710     $  4,902
Depreciation and amortization           2,514       2,855       3,088        2,037        4,686       40,431       36,998
Interest                                   --          --          --           --        2,409       35,567       37,341
Taxes                                     378       1,412       1,127        1,035          379           --           --
Non-cash compensation expense              --          --          --           --          549        1,079        1,878
Other expenses                            390         478         (10)         (11)         478          394          294
Depreciation, amortization, and
   interest and taxes of investee          --          --          --           --           73          792          743
Minority interest in the
   Operating Partnership                   --          --          --           --         (100)         283          192
Less:  Gain on disposal of assets          --          --          --           --         (121)        (812)        (812)
                                     --------    --------    --------     --------     --------     --------     --------
EBITDA, as adjusted  (a)             $  3,884    $  6,816    $  5,973     $  4,703     $  4,507     $ 97,444     $ 81,536
                                     ========    ========    ========     ========     ========     ========     ========

(a) Please read footnote (c) under "Item 6. Selected Historical Financial and Operating Data - Heritage Propane Partners L.P. (formerly Peoples Gas)" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Description of Indebtedness" for a more detailed discussion of EBITDA, as adjusted.

HERITAGE PROPANE PARTNERS, L.P. (PREDECESSOR HERITAGE):

                                                                                                Period Ended
NET INCOME RECONCILIATION                                  Years ended August 31,                 August 9,
                                              -----------------------------------------------     --------
                                                1996         1997         1998         1999         2000
                                              --------     --------     --------     --------     --------
Net income (loss)                               (5,502)       5,177        8,790        9,662        6,504
Depreciation and amortization                    9,314       11,124       13,680       14,749       17,143
Extra ordinary loss on debt extinguishment       4,361           --           --           --           --
Unrealized gain on investments                      --           --           --           --          300
Interest                                        12,795       12,063       14,599       15,915       17,664
Taxes                                            2,735           --           --           --           --
Non-cash compensation expense                       --           92          218          361          366
Other expenses                                    (223)          74          307          264          137
Depreciation, amortization , and
     Interest and taxes of investee                709          507          643          732          714
Minority interest in the
     Operating Partnership                         403           53           89           86           59
Less:  Gain on disposal of assets                 (227)        (372)        (534)        (722)        (514)
                                              --------     --------     --------     --------     --------
EBITDA, as adjusted (a)                       $ 24,365     $ 28,718     $ 37,792     $ 41,047     $ 42,373
                                              ========     ========     ========     ========     ========

(a) Please read footnote (c) under "Item 6. Selected Historical Financial and Operating Data - Heritage Propane Partners, L.P. (formerly Peoples Gas)" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Description of Indebtedness" for a more detailed discussion of EBITDA, as adjusted.

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

      Heritage's propane distribution business is largely seasonal and dependent upon weather conditions in its service areas. Propane sales to residential and commercial customers are affected by winter heating season requirements. Historically, approximately two-thirds of Heritage's retail propane volume and in excess of 80% of Heritage's EBITDA, as adjusted is attributable to sales during the six-month peak-heating season of October through March. This generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Consequently, sales and operating profits are concentrated in the first and second fiscal quarters, however, cash flow from operations is generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the six-month peak-heating season. Sales to industrial and agricultural customers are much less weather sensitive

      A substantial portion of Heritage's propane is used in the heating-sensitive residential and commercial markets causing the temperatures realized in Heritage's areas of operations, particularly during the six-month peak-heating season, to have a significant effect on its financial performance. In any given area, sustained warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use. Heritage uses information based on normal temperatures in understanding how temperatures that are colder or warmer than normal affect historical results of operations and in preparing forecasts of future operations.

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

ANALYSIS OF HISTORICAL RESULTS OF OPERATIONS - HERITAGE PROPANE PARTNERS, L.P. (FORMERLY PEOPLES GAS)

      The formation of U.S. Propane (formerly Peoples Gas) and the merger with Predecessor Heritage affect the comparability of (i) the fiscal year ended August 31, 2001 to the eight months ended August 31, 2000, because the volumes and results of operations of fiscal year 2001 include a full year of the volumes and results of operations of the propane operations of the combined operations, and (ii) the results of the eight months ended August 31, 2000 to the eight months ended August 31, 1999, because the volumes and results of operations for the period from August 10, 2000 through August 31, 2000 also include the volumes and results of operations of AGL, United Cities, Piedmont, and Predecessor Heritage. The increases in the line items discussed below are a result of these transactions. Amounts discussed below reflect 100% of the results of MP Energy Partnership during the period from August 9, 2000 through August 31, 2000 and the fiscal years ended August 31, 2001 and August 31, 2002. MP Energy Partnership is a general partnership in which Heritage owns a 60% interest. Because MP Energy Partnership is primarily engaged in lower-margin wholesale distribution, its contribution to Heritage's net income is not significant and the minority interest of this partnership is excluded from the EBITDA, as adjusted calculation.

FISCAL YEAR ENDED AUGUST 31, 2002 COMPARED TO THE FISCAL YEAR ENDED AUGUST 31, 2001

      Volume. Total retail gallons sold in fiscal year 2002 were 329.6 million, a decrease of 0.6 million from the 330.2 million gallons sold in fiscal year 2001. This decrease resulted from an approximate 36.2 million gallon reduction in gallons sold primarily due to the significantly warmer than normal weather in fiscal year 2002, offset by an approximate 35.6 million gallon increase realized from acquisitions that were not included in the year ended August 31, 2001. Temperatures in the Partnership's area of operations were an average of 10% warmer than last year and 12% warmer than normal.

      Heritage sold approximately 82.1 million wholesale gallons during fiscal year 2002 of which 16.8 million were domestic wholesale and 65.3 million were foreign wholesale. In fiscal year 2001, Heritage sold 12.7 million domestic wholesale gallons and 88.9 million foreign wholesale gallons. The increase of
4.1 million in domestic wholesale gallons in fiscal year 2002 compared to fiscal year 2001 is due to an approximate 10.1 million gallon increase related to acquisitions, offset by an approximate 6.0 million gallon decrease in volume sold primarily due to warmer temperatures in fiscal year 2002. The 23.6 million gallon decrease in foreign wholesale volumes is primarily due to a decrease in volume sold as a result of the warmer temperatures in fiscal year 2002.

      Revenues. Total revenues for fiscal year 2002 were $462.3 million, a decrease of $81.6 million, as compared to $543.9 million in fiscal year 2001. Retail revenues for fiscal year 2002 were $365.3 million as compared to $440.5 million for fiscal year 2001, a decrease of $75.2 million, of which $74.5 million was primarily due to lower selling prices and $40.2 million was primarily due to the decrease in gallons sold as a result of warmer weather conditions, offset by an approximate $39.5 million increase due to gallons added through acquisitions. Selling prices in all the reportable segments decreased from last year in response to lower supply costs. Domestic wholesale revenues increased $0.1 million to $10.0 million, due to an increase of approximately $6.0 million in acquisition related volumes, offset by decreases of approximately $2.3 million due to lower selling prices and approximately $3.6 million related to a decrease in gallons sold as a result of the warmer weather conditions this fiscal year as compared to fiscal year 2001. Foreign wholesale revenues were $31.2 million for fiscal year 2002 as compared to $50.0 million for fiscal year 2001, a decrease of $18.8 million primarily due to a combination of an approximate $11.3 million in decreased volumes and an approximate $7.5 million decrease related to lower selling prices. Net liquids marketing revenues decreased from $0.8 million in fiscal year 2001 to $0.5 million in fiscal year

2002, primarily due to an overall reduction in the number of contracts entered into during fiscal year 2002 and lower commodity prices as compared to fiscal year 2001. Other domestic revenues increased by $12.6 million to $55.3 for fiscal year 2002, compared to $42.7 million for fiscal year ended 2001 as a result of acquisitions and an increase in other service fees that are not weather sensitive.

      Cost of Products Sold. Total cost of sales decreased $68.4 million to $238.2 million as compared to $306.6 million for fiscal year 2001. Retail fuel cost of sales decreased $53.5 million to $184.6 million for fiscal year 2002, due to decreases in the cost of propane as compared to fiscal year 2001. Although the market price for propane for the year ended August 31, 2002 is well below the price for the year ended August 31, 2001, the average cost per gallon sold for fiscal year 2002 was negatively impacted by the higher cost of pre-bought inventory that was absorbed into cost of sales throughout the year ended August 31, 2002. U. S. wholesale cost of sales increased $0.6 million due to an increase of approximately $2.3 million as a result of acquisition volumes offset by an approximate $1.7 million decrease due to lower cost of propane. Foreign wholesale cost of sales decreased $18.7 million of which approximately $10.6 million was due to decreased product costs this fiscal year and approximately $ 8.1 million was due to decreased volumes described above. Other cost of sales increased $3.2 million to $14.6 million for fiscal year 2002 primarily due to acquisitions.

      Gross Profit. Total gross profit decreased to $224.1 million in fiscal year 2002 as compared to $237.4 million in fiscal year 2001, due to the aforementioned decreases in volumes and revenues described above, offset in part by the decreases in product costs and the results of acquisitions. For fiscal year 2002, retail fuel gross profit was $180.7 million, domestic wholesale gross profit was $0.3 million, liquids marketing gross profit was $0.5 million, other gross profit was $40.6 million, and foreign wholesale gross profit was $2.0 million. As a comparison, for fiscal year 2001, Heritage recorded retail fuel gross profit of $202.4 million, domestic wholesale fuel gross profit of $0.8 million, foreign gross profit of $2.0 million, liquids marketing gross profit of $1.5 million and other gross profit of $30.7 million for a total gross profit of $237.4 million.

      Operating Expenses. Operating expenses were $133.2 million for fiscal year 2002 as compared to $126.8 million for fiscal year 2001. The increase of $6.4 million is primarily the result of $10.8 million of additional operating expenses incurred for employee wages and benefits related to the growth of Heritage from acquisitions since the fiscal year ended August 31, 2001, offset by a $4.4 million decrease in the short-term incentive plan expense and cost reduction efforts initiated to address the decreased operating income encountered during the unusually warm winter of fiscal year 2002.

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

      Interest Expense. Interest expense for fiscal year 2002 was $37.3 million, an increase of $1.7 million as compared to $35.6 million in fiscal year 2001. In May 2001, Heritage issued $70.0 million of fixed rate Senior Secured Notes. Interest expense related to these notes was recorded for four months in 2001 and twelve months in 2002, causing interest expense to increase approximately $3.6 million in fiscal year 2002 compared to fiscal year 2001. This increase was offset by a $0.6 million decrease in interest expense on the Working Capital Facility and a $1.3 million decrease in interest expense on the Acquisition Facility.

      Net Income. Heritage reported net income of $4.9 million, or $0.25 per limited partner unit, for fiscal year 2002, a decrease of $14.8 million from net income of $19.7 million for fiscal year 2001. This reduction is primarily due to the decreased operating income described above, and a $1.8 million increase in interest expense, offset by a decrease in minority interest expense due to decreased net income, a decrease in other expenses, and an increase in earnings from affiliates.

      EBITDA, as adjusted. EBITDA, as adjusted decreased $15.9 million to $81.5 million for fiscal year 2002, as compared to EBITDA, as adjusted of $97.4 million for fiscal year 2001. This decrease is related to the decrease in gross margin realized during the year ended August 31, 2002 as compared to the year ended August 31, 2001, resulting in reduced operating income. EBITDA, as adjusted is not a measure of performance calculated in accordance with generally accepted accounting principles, and should not be considered in isolation or as a substitute for net income, income from operations or cash flow as reflected in our consolidated financial statements. Please read footnote (c) under "Item 6. Selected Historical Financial and Operating Data - Heritage Propane Partners, L.P. (formerly Peoples Gas)" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Description of Indebtedness" for a more detailed discussion of EBITDA, as adjusted.

FISCAL YEAR ENDED AUGUST 31, 2001 COMPARED TO THE EIGHT MONTHS ENDED AUGUST 31, 2000

      Volume. Total retail gallons sold in the year ended August 31, 2001 were
330.2 million, an increase of 291.9 million over the 38.3 million gallons sold in the eight months ended August 31, 2000. Predecessor Heritage sold 170.9 million retail gallons in the approximate eleven-month period ended August 9, 2000. Of the 159.3 million gallon increase, approximately 51.9 million gallons due to a return to more normal weather during the peak-heating season, and approximately 107.4 million gallons were attributable to acquisitions.

      Heritage sold approximately 101.6 million wholesale gallons during fiscal year 2001 of which 12.7 million were domestic wholesale and 88.9 million were foreign wholesale. In the eight months ended August 31, 2000, Heritage sold 0.6 million domestic wholesale gallons and 6.2 million foreign wholesale gallons. The increase in wholesale gallons is attributable to having a full year of the operations of Predecessor Heritage reported in fiscal year 2001, as Peoples Gas did not have any wholesale gallons that were reported in the eight months ended August 31, 2000. As a comparison, Predecessor Heritage sold approximately 82.6 million wholesale gallons in the eleven-month period ended August 9, 2000 of which 7.1 million were domestic wholesale and 75.5 million were foreign wholesale. This 19.0 million gallon increase was primarily due to a return to more normal weather during the peak-heating season of 2001.

      Revenues. Total revenues for the fiscal year ended August 31, 2001 were $543.9 million an increase of $492.4 million as compared to $51.5 million in the eight months ended August 31, 2000. Revenues for the propane operations of Predecessor Heritage for the approximate eleven-month period ended August 9, 2000 were $242.5 million. Retail revenues for the fiscal year ended August 31, 2001 were $440.5 million as compared to $43.8 million for the eight months ended August 31, 2000, an increase of $396.7 million. Predecessor Heritage reported retail fuel revenues of $178.9 million in the eleven months ended August 9, 2000. Of the increase of $261.6 million in retail revenues for fiscal year ended August 31, 2001 as compared to Predecessor Heritage eleven months ended August 9, 2000, approximately $143.3 million was due to acquisitions, approximately $49.1 million was due to higher selling prices, and approximately $69.2 million was due to an increase in gallons sold as a result of the return to more normal weather patterns. Domestic wholesale revenues were $9.9 million, foreign wholesale revenues were $50.0 million and other revenues were $42.7 million for the fiscal year ended August 31, 2001. Heritage also had net revenues from its liquids marketing activities of $0.8 million for fiscal year 2001, which began operations in June 2000. For the eight months ended August 31, 2000, Heritage reported domestic wholesale revenues of $0.4 million, foreign wholesale revenues of $3.4 million, other revenues of $3.2 million, and net revenues from liquids marketing activities of $0.7 million. A full year of the combined operations of the propane operations of U.S. Propane, Predecessor Heritage and the additional acquisitions made by Heritage attributed to the increases in the revenues, along with the increase in gallons, due to the return of more normal weather patterns, higher selling prices and the effect of the operations of previous acquisitions in fiscal year 2001 as compared to periods reported last year.

      Cost of Products Sold. Total cost of products sold in fiscal year 2001 increased $276.6 million to $306.6 million as compared to $30.0 million for the eight months ended August 31, 2000. Retail fuel cost of sales were $238.1 million for the fiscal year ended August 31, 2001, an increase of $212.7 million, as compared to $25.4 million for the eight months ended August 31, 2000. Predecessor Heritage reported total cost of sales of $140.8 million in the eleven-month period ended August 9, 2000, of which $95.1 million was for retail fuel cost of sales. Of the $143 million increase in retail cost of sales, approximately $37.4 million was due to an increase in volumes sold, approximately $77.5 million was due to acquisitions, and approximately $28.1 million was due to higher wholesale cost of fuel for the fiscal year ended August 31, 2001 as compared to the eight-month period ended August 31, 2000. Wholesale cost of sales increased $53.4 million of which $44.7 million was related to foreign cost of sales. Other cost of sales increased to $11.4 million as compared to $1.0 million due to a full year of the combined operations of the propane operations of U.S. Propane and Predecessor Heritage coupled with the acquisitions made during fiscal year 2001. Fuel cost of sales increased due to the increases in volumes described above and due to the significantly higher wholesale cost of propane for fiscal year ended August 31, 2001 as compared to the eight-month period last year.

      Gross Profit. Total gross profit increased to $237.4 million in fiscal year 2001 as compared to $21.6 million for the eight months ended August 31, 2000. This increase is due to the aforementioned increases in volumes and revenues, offset by the increase in product costs. For the fiscal year ended August 31, 2001, retail fuel gross profit was $202.4 million, domestic wholesale fuel gross profit was $0.8 million, and other gross profit was $30.7 million. Foreign wholesale gross profit was $2.0 million and liquids marketing gross profit was $1.4 million for the fiscal year ended August 31, 2001. As a comparison, for the eleven-month period ended August 9, 2000, Predecessor Heritage recorded retail fuel gross profit of $83.8 million, wholesale fuel gross profit of $0.6 million, foreign gross profit of $1.5 million and other of $15.8 million, for a total gross profit of $101.7 million.

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

      Interest Expense. Interest expense for fiscal year 2001 was $35.6 million as compared to $2.4 million for the eight months ended August 31, 2000. Predecessor Heritage reported interest expense of $17.6 million for the eleven-month period ended August 9, 2000. The increase in fiscal year 2001 is primarily due to the interest on $180.0 million in Senior Secured Notes issued in August 2001 and other related debt assumed from Predecessor Heritage.

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

      EBITDA, as adjusted. EBITDA, as adjusted increased $92.9 million to $97.4 million for the year ended August 31, 2001, as compared to the EBITDA, as adjusted of $4.5 million for the eight month period ended August 31, 2000. The EBITDA, as adjusted for Predecessor Heritage for the eleven-month period ended August 9, 2000 was $42.4 million. EBITDA, as adjusted is not a measure of performance calculated in accordance with generally accepted accounting principles, and should not be considered in isolation or as a substitute for net income, income from operations or cash flow as reflected in our consolidated financial statements. Please read footnote (c) under "Item 6. Selected Historical Financial and Operating Data - Heritage Propane Partners, L.P. (formerly Peoples Gas)" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Description of Indebtedness" for a more detailed discussion of EBITDA, as adjusted.

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

      Financing and Sources of Liquidity

      Heritage has a Bank Credit Facility with various financial institutions, which includes a Working Capital Facility, providing for up to $65.0 million of borrowings to be used for working capital and other general partnership purposes, and an Acquisition Facility, providing for up to $50.0 million of borrowings to be used for acquisitions and improvements. The Working Capital Facility expires June 30, 2004 and the Acquisition Facility expires December 31, 2003, at which time the facility will convert to a term loan payable in quarterly installments with a final maturity of June 30, 2006. The weighted average interest rate was 3.675% for the amounts outstanding at August 31, 2002 on both the Working Capital Facility and the Acquisition Facility. At August 31, 2002, there was $34.8 million available for borrowing on the Working Capital Facility and $36.0 million available on the Acquisition Facility. See Note 4 - "Working Capital Facility and Long-Term Debt" to the Consolidated Financial Statements beginning on Page F-1 of this report.

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

      The Note Agreements for each of the Notes, Medium Term Note Program and Senior Secured Promissory Notes, and the Bank Credit Facility contain customary restrictive covenants applicable to the Operating Partnership, including limitations on the level of additional indebtedness, creation of liens, and sale of assets. These covenants require the Operating Partnership to maintain ratios of Consolidated Funded Indebtedness to Consolidated EBITDA (as these terms are similarly defined in the Bank Credit Facility and the Note Agreements) of not more than 5.00 to 1 for the Bank Credit Facility and not more than 5.25 to 1 for the Note Agreements and Consolidated EBITDA to Consolidated Interest Expense (as these terms are similarly defined in the Bank Credit Facility and the Note Agreements) of not less than 2.25 to 1. The Consolidated EBITDA used to determine these ratios is calculated in accordance with these debt agreements. For purposes of calculating the ratios under the Bank Credit Facility and the Note Agreements, Consolidated EBITDA is based upon Heritage's EBITDA, as adjusted during the most recent four quarterly periods and modified to give pro forma effect for acquisitions and divestitures made during the test period, and is compared to Consolidated Funded Indebtedness as of the test date and the Consolidated Interest Expense for the most recent twelve months. The debt agreements also provide that the Operating Partnership may declare, make, or incur a liability to make, a restricted payment during each fiscal quarter, if:
(a) the amount of such restricted payment, together with all other restricted payments during such quarter, do not exceed Available Cash with respect to the immediately preceding quarter; and (b) no default or event of default exists before such restricted payment and after giving effect thereto. The debt agreements further provide that Available Cash is required to reflect a reserve equal to 50% of the interest to be paid on the notes. In addition, in the third, second and first quarters preceding a quarter in which a scheduled principal payment is to be made on the notes, Available Cash is required to reflect a reserve equal to 25%, 50%, and 75%, respectively, of the principal amount to be repaid on such payment dates.

      Failure to comply with the various restrictive and affirmative covenants of the Operating Partnership's Bank Credit Facility and the Note Agreements could negatively impact the Operating Partnership's ability to incur additional debt and Heritage's ability to pay distributions. The Operating Partnership is required to measure these financial tests and covenants quarterly and was in compliance with all requirements, tests, limitations, and covenants related to the Notes, Medium Term Note Program, Senior Secured Promissory Notes, and the Bank Credit Facility at August 31, 2002.

      The following table summarizes our long-term debt and other contractual obligations as of August 31, 2002:

                                                Payments Due by Period
                                                ----------------------
                                          Less Than     1 - 3       3 - 5      More Than
Contractual Obligations         Total       1 Year      Years       Years       5 Years
                               --------    --------    --------    --------    --------
Long-term debt                 $440,179    $ 20,158    $ 71,320    $ 92,043    $256,658
Operating lease obligations       7,515       2,864       2,899       1,038         714
                               --------    --------    --------    --------    --------
Totals                         $447,694    $ 23,022    $ 74,219    $ 93,081    $257,372
                               ========    ========    ========    ========    ========

See Note 4 - "Working Capital Facility and Long-Term Debt" to the Consolidated Financial Statements beginning on Page F-1 of this report for further discussion of the long-term debt classifications and the maturity dates and interest rates related to long-term debt.

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

      In October 2002, the EITF of the FASB discussed EITF Issue No. 02-3, Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3). The EITF reached a consensus to rescind EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 98-10), the impact of which is to preclude mark-to-market accounting for energy trading contracts not within the scope of SFAS 133. The EITF also reached a consensus that gains and losses on derivative instruments within the scope of SFAS 133 should be shown net in the statement of operations if the derivative instruments are held for trading purposes and what the disclosure requirements should be. This consensus was effective for financial statements issued for periods ending after July 15, 2002. Heritage adopted EITF 02-3 as of August 31, 2002, and upon application reclassified comparative financial statements for prior periods to conform to the consensus. This adoption did not have a material impact on Heritage's financial position or results of operations. The consensus regarding the rescission of EITF 98-10 is applicable for fiscal periods beginning after December 15, 2002. Energy trading contracts not within the scope of SFAS 133 purchased after October 25, 2002, but prior to the implementation of the consensus are not permitted to apply mark-to-market accounting. The adoption of EITF 02-3 as it relates to the rescission of EITF 98-10 is not expected to have a material impact on Heritage's financial position or results of operations.

      In December 2002, the FASB issued Statement No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148). The statement amends FASB Statement No. 123 Accounting for Stock-Based Compensation (SFAS 123) to provide alternative methods of transitions for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ending after July 31, 2003, with earlier application permitted, and the interim disclosure requirements of SFAS 148 are effective for periods beginning after December 15, 2002. Heritage adopted the fair value recognition provisions of SFAS 123 effective as of September 1, 2002. Heritage adopted the fair value recognition provisions following the modified prospective method of adoption described in SFAS 123. Following adoption, deferred compensation expense that will be recognized will be the same as that which would have been recognized had the fair value recognition provisions of SFAS 123 been applied to all awards granted under the Restricted Unit Plan and the Long Term Incentive Plan granted after its original effective date. Results from prior years have not been restated.

      In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Heritage adopted SFAS 149 as of July 1, 2003. The adoption of SFAS 149 did not have a material impact on the Partnership's consolidated financial position or results of operations.

      In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS
150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Heritage adopted the provisions of SFAS 150 as of September 1, 2003. The adoption did not have a material impact on the Partnership's consolidated financial position or results of operations.

      In November 2002, the FASB issued Financial Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 expands the existing disclosure requirements for guarantees and requires that companies recognize a liability for guarantees issued after December 31, 2002. The implementation of FIN 45 did not have a significant impact on Heritage's financial position or results of operations.

      In January 2003, the FASB issued Financial Interpretation No. 46 Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51 (FIN 46). FIN 46 clarifies Accounting Research Bulletin No. 51, Consolidated Financial Statements. If certain conditions are met, this interpretation requires the primary beneficiary to consolidate certain variable interest entities in which equity investors lack the characteristics of a controlling interest or do not have sufficient equity investment at risk to permit the variable interest entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interest entities acquired before February 1, 2003, the interpretation is effective for the first fiscal year or interim period beginning after June 15, 2003. Management does not believe FIN 46 will have a significant impact on the Partnership's financial position.

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

      The Partnership's significant accounting policies are discussed in Note 2 -- "Summary of Significant Accounting Policies and Balance Sheet Detail" to the Consolidated Financial Statements beginning on page F-1 of this report. Heritage believes the following are critical accounting policies:

      Principles of Consolidation. The consolidated financial statements of the Partnership include the accounts of its subsidiaries, including the Operating Partnership, MP Energy Partnership, Heritage Service Corp., Guilford Gas Service, Inc., Heritage Energy Resources, LLC ("Resources") and the Propane LLCs. A minority interest liability and minority interest expense is recorded for all partially owned subsidiaries. Heritage accounts for its 50% partnership interest in Bi-State Propane, another propane retailer, under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. For purposes of maintaining partner capital accounts, Heritage's Partnership Agreement specifies that items of income and loss shall be allocated among the partners in accordance with their percentage interests. Normal allocations according to percentage interests are made, however, only after giving effect to any priority income allocations in an amount equal to the incentive distributions that are allocated 100% to the General Partner. At August 31, 2002, as successor General Partner, U.S. Propane's 1.0101% general partner interest in the Operating Partnership was accounted for in the consolidated financial statements as a minority interest. For the year ended August 31, 2001, Heritage Holdings' 1.0101% general partner interest and U.S. Propane's 1.0101% limited partner interest in the Operating Partnership were accounted for in the consolidated financial statements as minority interests.

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

      Stock Based Compensation Plans. The Partnership accounts for its Restricted Unit Plan and Long-Term Incentive Plan using APB Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). These plans are classified as variable plans so estimates of compensation are required based on a combination of the fair market value of the Common Units as of the end of the reporting period and the extent or degree of compliance with the performance criteria. Heritage follows the disclosure only provisions of SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148). Heritage adopted the fair value recognition provisions of SFAS 123 effective as of September 1, 2002.

Heritage adopted the fair value recognition provisions following the modified prospective method of adoption described in SFAS 123. Following adoption, deferred compensation expense that will be recognized will be the same as that which would have been recognized had the fair value recognition provisions of SFAS 123 been applied to all awards granted under the Restricted Unit Plan and the Long Term Incentive Plan granted its original effective date. Results from prior years have not been restated.

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

LIQUIDS MARKETING ACTIVITIES

      The Partnership buys and sells derivative financial instruments, which are within the scope of SFAS 133 and that are not designated as accounting hedges. The Partnership also enters into energy trading contracts, which are not derivatives, and therefore are not within the scope of SFAS 133. EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 98-10), applied to energy trading contracts not within the scope of SFAS 133 that were entered into prior to October 25, 2002. The types of contracts the Partnership utilizes in its liquids marketing segment include energy commodity forward contracts, options, and swaps traded on the over-the-counter financial markets. In accordance with the provisions of SFAS 133, derivative financial instruments utilized in connection with the Partnership's liquids marketing activity are accounted for using the mark-to-market method. Additionally, all energy trading contracts entered into prior to October 25, 2002 were accounted for using the mark-to-market method in accordance with the provisions of EITF 98-10. Under the mark-to-market method of accounting, forwards, swaps, options, and storage contracts are reflected at fair value, and are shown in the consolidated balance sheet as assets and liabilities from liquids marketing activities. As of August 31, 2002, the Partnership adopted the applicable provisions of EITF Issue No. 02-3, Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3), which requires that gains and losses on derivative instruments be shown net in the statement of operations if the derivative instruments are held for trading purposes. Net realized and unrealized gains and losses from the financial contracts and the impact of price movements are recognized in the statement of operations as liquids marketing revenue. Changes in the assets and liabilities from the liquids marketing activities result primarily from changes in the market prices, newly originated transactions, and the timing and settlement of contracts. EITF 02-3 also rescinds EITF 98-10 for all energy trading contracts entered into after October 25, 2002, and specifies certain disclosure requirements. Consequently, the Partnership does not apply mark-to-market accounting for any contracts entered into after October 25, 2002, that are not within the scope of SFAS 133. The Partnership attempts to balance its contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on management's assessment of anticipated market movements.

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

LIQUIDS MARKETING

      Heritage buys and sells derivative financial instruments, which are within the scope of SFAS 133 and that are not designated as accounting hedges. Heritage also enters into energy trading contracts, which are not derivatives, and therefore are not within the scope of SFAS 133. EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 98-10), applied to energy trading contracts not within the scope of SFAS 133 that were entered into prior to October 25, 2002. The types of contracts Heritage utilizes in its liquids marketing segment include energy commodity forward contracts, options, and swaps traded on the over-the-counter financial markets. In accordance with the provisions of SFAS 133, derivative financial instruments utilized in connection with Heritages' liquids marketing activity are accounted for using the mark-to-market method. Additionally, all energy trading contracts entered into prior to October 25, 2002 were accounted for using the mark-to-market method in accordance with the provisions of EITF 98-10. Under the mark-to-market method of accounting, forwards, swaps, options, and storage contracts are reflected at fair value, and are shown in the consolidated balance sheet as assets and liabilities from liquids marketing activities. As of August 31, 2002, Heritage adopted the applicable provisions of EITF Issue No. 02-3, Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3), which requires that gains and losses on derivative instruments be shown net in the statement of operations if the derivative instruments are held for trading purposes. Net realized and unrealized gains and losses from the financial contracts and the impact of price movements are recognized in the statement of operations as liquids marketing revenue. Changes in the assets and liabilities from the liquids marketing activities result primarily from changes in the market prices, newly originated transactions, and the timing and settlement of contracts. EITF 02-3 also rescinds EITF 98-10 for all energy trading contracts entered into after October 25, 2002 and specifies certain disclosure requirements. Consequently, Heritage does not apply mark-to-market accounting for any contracts entered into after October 25, 2002 that are not within the scope of SFAS 133. Heritage attempts to balance its contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on management's assessment of anticipated market movements.

      The notional amounts and terms of these financial instruments as of August 31, 2002 and 2001 include fixed price payor for 1,180,000 and 2,130,000 barrels of propane, respectively, and fixed price receiver of 1,076,900 and 1,820,000 barrels of propane, respectively. Notional amounts reflect the volume of the transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure Heritage's exposure to market or credit risks.

      The fair value of the financial instruments related to liquids marketing activities as of August 31, 2002 and 2001 was assets of $2.3 million and $6.5 million, respectively, and liabilities of $1.8 million and $7.1 million, respectively.

SENSITIVITY ANALYSIS

      Estimates related to Heritage's liquids marketing activities are sensitive to uncertainty and volatility inherent in the energy commodities markets and actual results could differ from these estimates. A theoretical change of 10% in the underlying commodity value of the liquids marketing contracts would result in an approximate $181 thousand change in the market value of the contracts as there were approximately 4.3 million gallons of net unbalanced positions at August 31, 2002.

DISCLOSURES ABOUT LIQUIDS MARKETING ACTIVITIES ACCOUNTED FOR AT FAIR VALUE

      The following table summarizes the fair value of Heritage's contracts, aggregated by method of estimating fair value of the contracts as of August 31, 2002 and 2001 where settlement had not yet occurred. Resources' contracts all have a maturity of less than 1 year. The market prices used to value these transactions reflect management's best estimate considering various factors including closing average spot prices for the current and outer months plus a differential to consider time value and storage costs.

                                                     August 31,             August 31,
          Source of Fair Value                         2002                   2001
                                                      -------               -------
Prices actively quoted                                $ 1,276               $   827
Prices based on other valuation methods                 1,025                 5,638
                                                      -------               -------
     Assets from liquids marketing                    $ 2,301               $ 6,465
                                                      =======               =======
Prices actively quoted                                $   669               $ 1,297
Prices based on other valuation methods                 1,149                 5,833
                                                      -------               -------
     Liabilities from liquids marketing               $ 1,818               $ 7,130
                                                      =======               =======
Unrealized gains (losses)                             $   483               $  (665)
                                                      =======               =======

The following table summarizes the changes in the unrealized fair value of Heritage's contracts where settlement had not yet occurred for the fiscal years ended August 31, 2002 and 2001 and the 8-months ended August 31, 2000.

                                                                      2002                  2001                    2000
                                                                    -------                -------                -------
Unrealized gains (losses) in fair value of contracts
     outstanding at the beginning of the period                     $  (665)               $   591                $    --
Unrealized gains (losses) recognized at inception of
     contracts                                                           --                     --                     --
Unrealized gains (losses) recognized as a result of
     changes in valuation techniques and assumptions                     --                     --                     --
Other unrealized gains (losses) recognized during the
     period                                                           1,207                    250                    724
Less:  Realized gains (losses) recognized during the
     period                                                              59                  1,506                    133
                                                                    -------                -------                -------
Unrealized gains (losses) in fair value of contracts
     outstanding at the end of the period                           $   483                $  (665)               $   591
                                                                    =======                =======                =======

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The Financial statements set forth on pages F-1 to F-47 of this report are incorporated herein by reference.

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

COMPENSATION OF THE GENERAL PARTNER

      The General Partner does not receive any management fee or other compensation in connection with its management of the Partnership and the Operating Partnership. The General Partner and its affiliates performing services for the Partnership and the Operating Partnership are reimbursed at cost for all expenses incurred on behalf of Heritage, including the costs of compensation allocable to Heritage, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, Heritage. These costs totaled approximately $95.7 million for the year ended August 31, 2002 and $93.4 million for the year ended August 31, 2001.

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

                                                                                Other Annual      All Other
                                                                   Bonus        Compensation    Compensation
Name and Principal Position           Year         Salary           (1)              (2)             (3)
---------------------------           ----         ------           ---              ---             ---
James E. Bertelsmeyer                 2002        $193,500        $     --        $    501        $     --
   Chairman of the Board              2001         193,500              --             400              --
                                      2000         387,297              --             695         129,306

H. Michael Krimbill                   2002        $350,000        $350,000        $    242        $     --
   President and Chief                2001         350,000         280,000             242              --
   Executive Officer                  2000         251,678              --             193         214,838

R. C. Mills                           2002        $335,000        $350,000        $  1,700        $     --
   Executive Vice President           2001         335,000         280,000           1,066              --
   and Chief Operating Officer        2000         244,732              --             822         129,306

Michael L. Greenwood (4)              2002        $240,000        $     --        $     --        $     --
   Vice President and                 2001              --              --              --              --
   Chief Financial Officer            2000              --              --              --              --

Larry J. Dagley (5)                   2002        $325,000        $350,000        $    372        $227,715
   Vice President and                 2001         325,000         280,000             372              --
   Chief Financial Officer            2000              --              --              --              --

Bradley K. Atkinson                   2002        $220,000        $410,944        $    158        $     --
   Vice President -                   2001         200,000         280,000             145              --
   Corporate Development              2000         134,836         125,000              72         131,718

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

      Common Units to be delivered upon the "vesting" of rights may be Common Units acquired by the Partnership in the open market, Common Units already owned by the General Partner, Common Units acquired by the General Partner directly from the Partnership or any other person, or any combination of the foregoing. Although the Restricted Unit Plan permits the grant of distribution equivalent rights to key employees, it is anticipated that until such Common Units have been delivered to a participant, such participant shall not be entitled to any distributions or allocations of income or loss and shall not have any voting or other rights in respect of such Common Units. The General Partner will be entitled to reimbursement by the Partnership for the cost incurred in acquiring such Common Units.

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

      The issuance of the Common Units pursuant to the Restricted Unit Plan is intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation in respect of the Common Units. Therefore, no consideration will be payable by the plan participants upon vesting and issuance of the Common Units. As of August 31, 2002, 26,900 restricted units granted to non-employee directors and key employees were outstanding. Compensation expense of $0.4 million and $0.3 million was recognized for fiscal year 2002 and fiscal year 2001, respectively. See Note 6 -- "Partners' Capital" to the Consolidated Financial Statements, beginning on page F-1 of this report. Compensation expense of $0.3 million was recognized in Predecessor Heritage's financial statements for the period ended August 9, 2000 and $0.3 million for fiscal year 1999. See Note 5 -- "Partners' Capital" of Predecessor Heritage's Consolidated Financial Statements beginning on page F-37 of this report.

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

HERITAGE PROPANE PARTNERS, L.P. UNITS

                                       Name and Address (1)              Beneficially               Percent of
Title of Class                         of Beneficial Owner                 Owned (2)                  Class
------------                        -------------------------              ---------                  -----
Common Units                        James E. Bertelsmeyer (3)              1,104,397                  6.98%
                                    H. Michael Krimbill (3)                  322,559                  2.04
                                    R.C. Mills (3)                           328,009                  2.07
                                    Michael L. Greenwood                      10,000                    *
                                    Larry J. Dagley (7)                       16,000                    *
                                    Bradley K. Atkinson                       13,600                    *
                                    Bill W. Byrne                             77,657                    *
                                    J. Charles Sawyer                         68,157                    *
                                    Stephen L. Cropper                         5,000                    *
                                    J. Patrick Reddy                               -                    *
                                    Royston K. Eustace                             -                    *
                                    William N. Cantrell                            -                    *
                                    Ware F. Schiefer (4)                           -                    *
                                    David J. Dzuricky                              -                    *
                                    Clayton H. Preble (4)                          -                    *
                                    J.D. Woodward                                  -                    *
                                    Richard T. O'Brien                             -                    *
                                    Kevin M. O'Hara (4)                            -                    *
                                    Andrew W. Evans (4)                            -                    *
                                    All Directors and Executive
                                      Officers as a group
                                      (20 persons)                         2,018,494                 12.76%
                                    Heritage Holdings, Inc. (5)            4,426,916                 27.99%
                                    U.S. Propane L.P. (5) (6)              4,639,636                 29.33%
                                    U.S. Propane, L.L.C. (5) (6)           4,639,636                 29.33%

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

(4) Mr. O'Hara replaced Mr. Schiefer effective April 24, 2002, and Mr. Evans replaced Mr. Preble on the Board of Directors effective October 1, 2002.

(5) U.S. Propane, L.P. owns 212,720 Common Units and, by virtue of its ownership of 100% of Heritage Holdings, may be deemed to beneficially own the 4,426,916 Common Units owned by Heritage Holdings. U.S. Propane L.L.C., as the general partner of U.S. Propane, L.P., may be deemed to beneficially own the 212,720 Common Units owned by U.S. Propane, L.P and the 4,426,916 Common Units owned by Heritage Holdings. U.S. Propane, L.P. disclaims any beneficial ownership with respect to the Common Units owned by Heritage Holdings and U.S. Propane L.L.C. disclaims any beneficial ownership with respect to the Common Units owned by U.S. Propane, L.P and Heritage Holdings.

(6) U.S. Propane, L.P. owns 100% of the common stock of Heritage Holdings. AGL Propane Services, Inc., United Cities Propane Gas, Inc., TECO Propane Ventures, LLC and Piedmont Propane Company own a 22.358%, 18.968%, 37.976% and 20.688%, respectively, limited partner interest in U.S. Propane, L.P. U.S. Propane, L.L.C. is the General Partner of U.S. Propane, L.P. with a 0.01% general partner interest. The members of U.S. Propane L.L.C. and their respective membership interest is as follows:

AGL Energy Corporation                22.36%
United Cities Propane Gas, Inc.       18.97%
TECO Propane Ventures, LLC            37.98%
Piedmont Propane Company              20.69%

(7) Mr. Dagley was not an executive officer as of August 31, 2002, having resigned as such in June of 2002.

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

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 26, 2003.

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

                                                                                                           PAGE
                                                                                                           ----
Report of Independent Certified Public Accountants (Fiscal Years 2002 and 2001).........................   F-2

Report of Independent Public Accountants (Period Ended August 31, 2000 and Fiscal Year 1999)............   F-4

Consolidated Balance Sheets -
 August 31, 2002 and 2001...............................................................................   F-5

Consolidated Statements of Operations -
 Years Ended August 31, 2002 and 2001,
 Eight Months Ended August 31, 2000 and 1999 (unaudited) and
 Year Ended December 31, 1999 ..........................................................................   F-6

Consolidated Statements of Comprehensive Income (Loss) -
 Years Ended August 31, 2002 and 2001,
 Eight Months Ended August 31, 2000 and 1999 (unaudited) and
 Year Ended December 31, 1999...........................................................................   F-7

Consolidated Statements of Partners' Capital -
 Years Ended August 31, 2002 and 2001,
 Eight Months Ended August 31, 2000 and
 Year Ended December 31, 1999 ..........................................................................   F-8

Consolidated Statements of Cash Flows -
 Years Ended August 31, 2002 and 2001
 Eight Months Ended August 31, 2000
 Year Ended December 31, 1999...........................................................................   F-9

Notes to Consolidated Financial Statements..............................................................   F-11

     HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES (PREDECESSOR HERITAGE)
           (THE PROPANE OPERATIONS OF HERITAGE PROPANE PARTNERS, L.P.,
          PRIOR TO THE SERIES OF TRANSACTIONS WITH U.S. PROPANE, L.P.)

Report of Independent Public Accountants................................................................   F-37

Consolidated Statement of Operations -
 Period Ended August 9, 2000 ...........................................................................   F-38

Consolidated Statement of Partners' Capital -
 Period Ended August 9, 2000 ...........................................................................   F-39

Consolidated Statement of Cash Flows -
 Period Ended August 9, 2000 ...........................................................................   F-40

Notes to Consolidated Financial Statements..............................................................   F-41

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Partners of
Heritage Propane Partners, L.P.

We have audited the accompanying consolidated balance sheets of Heritage Propane Partners, L.P. (a Delaware limited partnership) and subsidiaries, formerly Peoples Gas Company, as of August 31, 2002 and 2001 and the related consolidated statements of operations, comprehensive income (loss), partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Heritage Propane Partners, L.P. for the eight months ended August 31, 2000, and the year ended December 31, 1999, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated October 26, 2000.

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

In our opinion, the 2002 and 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Propane Partners, L.P. and subsidiaries as of August 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the financial statements of Heritage Propane Partners, L.P. for the eight months ended August 31, 2000, and for the year ended December 31, 1999, were audited by other auditors who have ceased operations. As described in
Note 2, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Partnership as of September 1, 2001. Our audit procedures with respect to the disclosures in Note 2 for 2000 and 1999 included (i) agreeing the previously reported net income
(loss) to the previously issued financial statements and the adjustments to reported net income (loss) representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, to the Partnership's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss) and the related earnings-per-unit amounts. In our opinion, the disclosures for 2000 and 1999 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 and 1999 financial statements of the Partnership other than with respect to such disclosures and the matter discussed in the following paragraphs and, accordingly, we do not express an opinion or any other form of assurance on the 2000 or 1999 financial statements taken as a whole.

As discussed above, the financial statements of Heritage Propane Partners, L.P. for the eight months ended August 31, 2000, were audited by other auditors who have ceased operations. As described in Note 2, these financial statements have been revised to include the disclosures required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures, which was adopted by the Partnership as of August 31, 2002. Our audit procedures with respect to the disclosures in Note 2 for 2000 included (i) agreeing the previously reported net loss to the previously issued financial statements and the adjustments to reported net loss representing compensation expense recognized in those periods under APB No. 25, Accounting for Stock Issued to Employees and the pro forma compensation expense under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, to the Partnership's underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of pro forma net loss to reported net loss and the related earnings-per-unit amounts. In our opinion, the disclosures for 2000 in Note 2 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 financial statements of the Partnership other than with respect to such disclosures and the matters discussed in the previous and following paragraphs and, accordingly, we do not express an opinion or any other form of assurance on the 2000 financial statements taken as a whole

As described in Note 2, amounts have been reclassified in the 2002, 2001 and 2000 consolidated statements of operations to reflect the adoption of Emerging Issues Task Force Issue No. 02-3, Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities, by the Partnership as of August 31, 2002. As discussed above, the financial statements of Heritage Propane Partners, L.P. for the eight months ended August 31, 2000, were audited by other auditors who have ceased operations. We audited the reclassification adjustment described in Note 2 that was applied to the 2000 consolidated statement of operations. In our opinion, such reclassification adjustment is appropriate and has been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2000 financial statements of the Partnership other than with respect to such adjustment and the matters discussed in the preceding two paragraphs and, accordingly, we do not express an opinion or any other form of assurance on the 2000 financial statements taken as a whole.




Tulsa, Oklahoma
October 16, 2003 (except for Note 12, as to which the date is November 6, 2003)

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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                         (FORMERLY PEOPLES GAS COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                                      August 31,     August 31,
                                                                         2002           2001
                                                                      ---------      ---------
                              ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                          $   4,591      $   5,626
   Marketable securities                                                  2,564          4,239
   Accounts receivable, net of allowance for doubtful accounts           30,898         40,221
   Inventories                                                           48,187         66,814
   Assets from liquids marketing                                          2,301          6,465
   Prepaid expenses and other                                             6,846         14,898
                                                                      ---------      ---------
     Total current assets                                                95,387        138,263

PROPERTY, PLANT AND EQUIPMENT, net                                      400,044        394,742
INVESTMENT IN AFFILIATES                                                  7,858          6,920
GOODWILL, net of amortization prior to adoption of SFAS No. 142         155,735        153,404
INTANGIBLES AND OTHER ASSETS, net                                        58,240         64,838
                                                                      ---------      ---------

     Total assets                                                     $ 717,264      $ 758,167
                                                                      =========      =========

                 LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Working capital facility                                           $  30,200      $  19,900
   Accounts payable                                                      40,929         43,164
   Accounts payable to related companies                                  5,002          7,937
   Accrued and other current liabilities                                 23,962         33,404
   Liabilities from liquids marketing                                     1,818          7,130
   Current maturities of long-term debt                                  20,158         16,120
                                                                      ---------      ---------
     Total current liabilities                                          122,069        127,655

LONG-TERM DEBT,  less current maturities                                420,021        423,748
MINORITY INTERESTS                                                        3,564          5,350
                                                                      ---------      ---------

     Total liabilities                                                  545,654        556,753
                                                                      ---------      ---------

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
   Common Unitholders (15,815,847 and 14,260,316 units issued and
     outstanding at August 31, 2002 and 2001, respectively)             173,677        190,548
   Class B Subordinated Unitholders (1,382,514 units issued and
     outstanding at August 31, 2001)                                         --         15,532
   Class C Unitholders (1,000,000 units issued and outstanding at
     August 31, 2002 and 2001)                                               --             --
   General Partner                                                        1,585          1,875
   Accumulated other comprehensive loss                                  (3,652)        (6,541)
                                                                      ---------      ---------
     Total partners' capital                                            171,610        201,414
                                                                      ---------      ---------

     Total liabilities and partners' capital                          $ 717,264      $ 758,167
                                                                      =========      =========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                         (FORMERLY PEOPLES GAS COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per unit and unit data)

                                                         For  the Years                   For the Eight Months          For the Year
                                                         Ended August 31,                    Ended August 31,              Ended
                                                 ------------------------------      ------------------------------     December 31,
                                                     2002              2001              2000              1999             1999
                                                 ------------      ------------      ------------      ------------     ------------
                                                                                                       (Unaudited)
REVENUES:
   Retail fuel                                   $    365,334      $    440,527      $     43,815      $     21,766     $     34,045
   Wholesale fuel                                      41,204            59,879             3,807                --               --
   Liquids marketing, net                                 542               841               724                --               --
   Other                                               55,245            42,728             3,188                --               --
                                                 ------------      ------------      ------------      ------------     ------------
     Total revenues                                   462,325           543,975            51,534            21,766           34,045
                                                 ------------      ------------      ------------      ------------     ------------

COSTS AND EXPENSES:
   Cost of products sold                              238,185           306,556            29,962             8,467           14,849

   Operating expenses                                 133,203           126,849            16,581             8,596           13,223
   Depreciation and amortization                       36,998            40,431             4,686             2,037            3,088
   Selling, general and administrative                 12,978            15,716             1,019                --               --
                                                 ------------      ------------      ------------      ------------     ------------
     Total costs and expenses                         421,364           489,552            52,248            19,100           31,160
                                                 ------------      ------------      ------------      ------------     ------------

OPERATING INCOME (LOSS)                                40,961            54,423              (714)            2,666            2,885

OTHER INCOME (EXPENSE):
   Interest expense                                   (37,341)          (35,567)           (2,409)               --               --
   Equity in earnings (losses) of affiliates            1,338             1,250               (67)               --               --
   Gain on disposal of assets                             812               812               121                --               --
   Other                                                 (294)             (394)             (478)               11               10
                                                 ------------      ------------      ------------      ------------     ------------

INCOME (LOSS) BEFORE MINORITY
   INTERESTS AND INCOME TAXES                           5,476            20,524            (3,547)            2,677            2,895

   Minority interests                                    (574)             (814)               80                --               --
                                                 ------------      ------------      ------------      ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                       4,902            19,710            (3,467)            2,677            2,895

   Income taxes                                            --                --               379             1,035            1,127
                                                 ------------      ------------      ------------      ------------     ------------

NET INCOME (LOSS)                                       4,902            19,710            (3,846)            1,642            1,768


GENERAL PARTNER'S INTEREST IN NET
   INCOME (LOSS)                                          918               831               (46)                4                4
                                                 ------------      ------------      ------------      ------------     ------------

LIMITED PARTNERS' INTEREST IN NET
   INCOME (LOSS)                                 $      3,984      $     18,879      $     (3,800)     $      1,638     $      1,764
                                                 ============      ============      ============      ============     ============

BASIC NET INCOME (LOSS) PER
   LIMITED PARTNER UNIT                          $       0.25      $       1.43      $      (0.37)     $       0.94     $       1.02
                                                 ============      ============      ============      ============     ============

BASIC AVERAGE NUMBER OF
   UNITS OUTSTANDING                               15,738,621        13,223,184        10,225,387         1,732,271        1,732,271
                                                 ============      ============      ============      ============     ============

DILUTED NET INCOME (LOSS) PER
   LIMITED PARTNER UNIT                          $       0.25      $       1.42      $      (0.37)     $       0.94     $       1.02
                                                 ============      ============      ============      ============     ============

DILUTED AVERAGE NUMBER OF
   UNITS OUTSTANDING                               15,777,307        13,254,908        10,225,387         1,732,271        1,732,271
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                         (FORMERLY PEOPLES GAS COMPANY)

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)



                                                       For the Years                     For the Eight Months
                                                      Ended August 31,                     Ended August 31,             Year Ended
                                               ---------------------------           ---------------------------        December 31,
                                                 2002               2001               2000               1999              1999
                                               --------           --------           --------           --------          --------
                                                                                                      (Unaudited)
Net income (loss)                              $  4,902           $ 19,710           $ (3,846)          $  1,642          $  1,768

Other comprehensive income:
   Transition adjustment for adoption
     of SFAS No. 133                                 --              5,429                 --                 --                --
   Change in value of derivative
     instruments                                  4,464             (9,893)                --                 --                --
   Change in value of
     available-for-sale securities               (1,575)            (2,077)                --                 --                --
                                               --------           --------           --------           --------          --------

   Comprehensive income (loss)                 $  7,791           $ 13,169           $ (3,846)          $  1,642          $  1,768
                                               ========           ========           ========           ========          ========


RECONCILIATION OF ACCUMULATED
OTHER COMPREHENSIVE INCOME (LOSS)

Balance, beginning of period                   $ (6,541)          $     --           $     --           $     --          $     --

Transition adjustment for adoption of
   SFAS No. 133                                      --              5,429                 --                 --                --
Current period reclassification to
   earnings                                       7,016             (3,844)                --                 --                --
Current period change                            (4,127)            (8,126)                --                 --                --
                                               --------           --------           --------           --------          --------

Balance, end of period                         $ (3,652)          $ (6,541)          $     --           $     --          $     --
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                         (FORMERLY PEOPLES GAS COMPANY)

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                        (in thousands, except unit data)

                                                                             Number of Units
                                              -----------------------------------------------------------------------------
                                                                      Class B
                                                Common              Subordinated          Subordinated            Class C
                                              -----------           -----------           -----------           -----------
BALANCE, DECEMBER 31, 1998                      1,294,873               437,398                    --                    --
Net income                                             --                    --                    --                    --
Dividends paid to parent                               --                    --                    --                    --
                                              -----------           -----------           -----------           -----------
BALANCE, DECEMBER 31, 1999                      1,294,873               437,398                    --                    --
Dividends paid to parent                               --                    --                    --                    --
Liabilities retained by parent                         --                    --                    --                    --
Merger with AGL, Atmos, and Piedmont                   --                    --                    --                    --
Merger with Predecessor Heritage                8,379,273             1,414,073             1,382,514             1,000,000
General Partner capital contribution                   --                    --                    --                    --
Other                                                  --                    --                    --                    --
Net loss                                               --                    --                    --                    --
                                              -----------           -----------           -----------           -----------
BALANCE, AUGUST 31, 2000                        9,674,146             1,851,471             1,382,514             1,000,000
Unit distribution                                      --                    --                    --                    --
Issuance of Common Units                        2,500,000                    --                    --                    --
Conversion of Phantom Units                        72,050                    --                    --                    --
Issuance of Restricted Common Units               216,917                    --                    --                    --
General Partner capital contribution              (54,268)                   --                    --                    --
Conversion of Subordinated Units                1,851,471            (1,851,471)                   --                    --
Cumulative effect of the adoption of                   --                    --                    --                    --
  SFAS 133
Net change in accumulated other
  comprehensive loss per accompanying
  statements                                           --                    --                    --                    --
Other                                                  --                    --                    --                    --
Net income                                             --                    --                    --                    --
                                              -----------           -----------           -----------           -----------
BALANCE, AUGUST 31, 2001                       14,260,316                    --             1,382,514             1,000,000
Unit distribution                                      --                    --                    --                    --
Conversion of Phantom Units                        11,750                    --                    --                    --
Conversion of Subordinated Units                1,382,514                    --            (1,382,514)                   --
Issuance of units upon conversion of
  minority interest                               162,913                    --                    --                    --
General Partner capital contribution               (1,646)                   --                    --                    --
Net change in accumulated other
  comprehensive loss per accompanying
  statements                                           --                    --                    --                    --
Other                                                  --                    --                    --                    --
Net income                                             --                    --                    --                    --
                                              -----------           -----------           -----------           -----------
BALANCE, AUGUST 31, 2002                       15,815,847                    --                    --             1,000,000
                                              ===========           ===========           ===========           ===========







                                                                      Class B
                                                Common              Subordinated          Subordinated          Class C
                                              -----------           -----------           -----------           --------
BALANCE, DECEMBER 31, 1998                    $    11,659           $     3,898           $        --           $     --
Net income                                          1,323                   441                    --                 --
Dividends paid to parent                           (1,688)                 (563)                   --                 --
                                              -----------           -----------           -----------           --------
BALANCE, DECEMBER 31, 1999                         11,294                 3,776                    --                 --
Dividends paid to parent                           (1,132)                 (377)                   --                 --
Liabilities retained by parent                     21,080                 7,051                    --                 --
Merger with AGL, Atmos, and Piedmont               83,410                28,085                    --                 --
Merger with Predecessor Heritage                   (4,080)              (14,657)               17,167                 --
General Partner capital contribution                   --                    --                    --                 --
Other                                              (1,502)                 (285)                 (213)                --
Net loss                                           (2,849)                 (463)                 (488)                --
                                              -----------           -----------           -----------           --------
BALANCE, AUGUST 31, 2000                          106,221                23,130                16,466                 --
Unit distribution                                 (23,183)               (4,397)               (3,284)                --
Issuance of Common Units                           66,046                    --                    --                 --
Conversion of Phantom Units                           323                    --                    --                 --
Issuance of Restricted Common Units                 6,050                    --                    --                 --
General Partner capital contribution               (1,520)                   --                    --                 --
Conversion of Subordinated Units                   24,214               (24,214)                   --                 --
Cumulative effect of the adoption of                   --                    --                    --                 --
  SFAS 133
Net change in accumulated other
  comprehensive loss per accompanying
  statements                                           --                    --                    --                 --
Other                                               1,349                    --                    --                 --
Net income                                         11,048                 5,481                 2,350                 --
                                              -----------           -----------           -----------           --------
BALANCE, AUGUST 31, 2001                          190,548                    --                15,532                 --
Unit distribution                                 (38,159)                   --                (1,746)                --
Conversion of Phantom Units                            --                    --                    --                 --
Conversion of Subordinated Units                   15,137                    --               (15,137)                --
Issuance of units upon conversion of
  minority interest                                 1,729                    --                    --                 --
General Partner capital contribution                  (32)                   --                    --                 --
Net change in accumulated other
  comprehensive loss per accompanying
  statements                                           --                    --                    --                 --
Other                                               1,821                    --                    --                 --
Net income                                          2,633                    --                 1,351                 --
                                              -----------           -----------           -----------           --------
BALANCE, AUGUST 31, 2002                      $   173,677           $        --           $        --           $     --
                                              ===========           ===========           ===========           ========




                                                                    Accumulated
                                                                       Other
                                                General             Comprehensive
                                                Partner             Income (Loss)            Total
                                              -----------           -----------           -----------
BALANCE, DECEMBER 31, 1998                    $        39           $        --           $    15,596
Net income                                              4                    --                 1,768
Dividends paid to parent                               (6)                   --                (2,257)
                                              -----------           -----------           -----------
BALANCE, DECEMBER 31, 1999                             37                    --                15,107
Dividends paid to parent                               (4)                   --                (1,513)
Liabilities retained by parent                         71                    --                28,202
Merger with AGL, Atmos, and Piedmont                  843                    --               112,338
Merger with Predecessor Heritage                     (523)                   --                (2,093)
General Partner capital contribution                  581                    --                   581
Other                                                 (20)                   --                (2,020)
Net loss                                              (46)                   --                (3,846)
                                              -----------           -----------           -----------
BALANCE, AUGUST 31, 2000                              939                    --               146,756
Unit distribution                                    (663)                   --               (31,527)
Issuance of Common Units                               --                    --                66,046
Conversion of Phantom Units                            --                    --                   323
Issuance of Restricted Common Units                    --                    --                 6,050
General Partner capital contribution                  768                    --                  (752)
Conversion of Subordinated Units                       --                    --                    --
Cumulative effect of the adoption of                   --                 5,429                 5,429
  SFAS 133
Net change in accumulated other
  comprehensive loss per accompanying
  statements                                           --               (11,970)              (11,970)
Other                                                  --                    --                 1,349
Net income                                            831                    --                19,710
                                              -----------           -----------           -----------
BALANCE, AUGUST 31, 2001                            1,875                (6,541)              201,414
Unit distribution                                  (1,240)                   --               (41,145)
Conversion of Phantom Units                            --                    --                    --
Conversion of Subordinated Units                       --                    --                    --
Issuance of units upon conversion of
  minority interest                                    --                    --                 1,729
General Partner capital contribution                   32                    --                    --
Net change in accumulated other
  comprehensive loss per accompanying
  statements                                           --                 2,889                 2,889
Other                                                  --                    --                 1,821
Net income                                            918                    --                 4,902
                                              -----------           -----------           -----------
BALANCE, AUGUST 31, 2002                      $     1,585           $    (3,652)          $   171,610
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                         (FORMERLY PEOPLES GAS COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                    For the Years Ended      For the Eight   For the Year
                                                                         August 31,           Months Ended      Ended
                                                                 ------------------------      August 31,    December 31,
                                                                   2002            2001           2000          1999
                                                                 ---------      ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $   4,902      $  19,710      $  (3,846)     $   1,768
     Reconciliation of net income (loss) to net cash
       provided by operating activities-
     Depreciation and amortization                                  36,998         40,431          4,686          3,088
     Provision for loss on accounts receivable                         887          4,055             --             --
     Gain on disposal of assets                                       (812)          (812)          (121)            --
     Deferred compensation on restricted units and long-term
       incentive plan                                                1,878          1,079            509             --
     Undistributed earnings (losses) of affiliates                    (938)        (1,125)            67             --
     Minority interests                                               (111)           463            700             --
     Deferred income taxes                                              --             --             --            517
     Changes in assets and liabilities, net of effect of
       acquisitions:
       Accounts receivable                                           9,180         (4,533)        (5,109)        (2,051)
       Inventories                                                  17,827        (24,158)        (7,274)          (413)
       Assets from liquids marketing                                 4,164         (2,332)        (3,909)            --
       Prepaid and other expenses                                    8,086        (12,331)           142             51
       Intangibles and other assets                                  1,197          1,730             --            (97)
       Accounts payable                                             (4,094)        (3,166)        17,976            511
       Accounts payable to related companies                        (2,935)         4,123          5,057          6,064
       Accrued and other current liabilities                        (5,464)         1,476          5,630            (85)
       Liabilities from liquids marketing                           (5,312)         3,446             --             --
                                                                 ---------      ---------      ---------      ---------
         Net cash provided by operating activities                  65,453         28,056         14,508          9,353
                                                                 ---------      ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired                (19,742)       (94,860)      (177,067)        (1,015)
   Capital expenditures                                            (27,072)       (23,854)        (3,559)        (6,176)
   Proceeds from the sale of assets                                 13,336          2,620             --             --
   Investment in marketable securities                                 (34)        (6,219)            --             --
   Other                                                                95             --         (2,411)            --
                                                                 ---------      ---------      ---------      ---------
         Net cash used in investing activities                     (33,417)      (122,313)      (183,037)        (7,191)
                                                                 ---------      ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                        164,715        356,748        193,032             --
   Principal payments on debt                                     (156,584)      (295,788)       (67,898)            --
   Net proceeds from issuance of Common Units                           --         66,046         22,924             --
   Net proceeds from issuance of Subordinated Units                     --             --         27,279             --
   Debt issuance costs                                                  --           (441)        (1,052)            --
   Capital contributions                                                --             --            581             --
   Unit distributions                                              (41,145)       (31,527)            --             --
   Dividends paid to parent                                             --             --         (1,513)        (2,257)
   Other                                                               (57)            --             --             --
                                                                 ---------      ---------      ---------      ---------
         Net cash provided by (used in) financing activities       (33,071)        95,038        173,353         (2,257)
                                                                 ---------      ---------      ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                         (1,035)           781          4,824            (95)

CASH AND CASH EQUIVALENTS, beginning of period                       5,626          4,845             21            116
                                                                 ---------      ---------      ---------      ---------

CASH AND CASH EQUIVALENTS, end of period                         $   4,591      $   5,626      $   4,845      $      21
                                                                 =========      =========      =========      =========

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                         (FORMERLY PEOPLES GAS COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                       For the Years Ended          For the Eight        For the
                                                                            August 31,               Months Ended      Year Ended
                                                                   --------------------------          August 31,      December 31,
                                                                     2002              2001              2000              1999
                                                                   --------          --------          --------          --------
NONCASH FINANCING ACTIVITIES:
   Notes payable incurred on noncompete agreements                 $  2,737          $ 10,030          $    809          $    200
                                                                   ========          ========          ========          ========
   Issuance of Common Units upon conversion of
     minority interest                                             $  1,729          $     --          $     --          $     --
                                                                   ========          ========          ========          ========
   General Partner capital contribution                            $     --          $   (752)         $     --          $     --
                                                                   ========          ========          ========          ========
   Issuance of Restricted Common Units                             $     --          $  6,050          $     --          $     --
                                                                   ========          ========          ========          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                        $ 37,610          $ 35,541          $    581          $     --
                                                                   ========          ========          ========          ========
   Cash paid to parent for income taxes under tax sharing
     agreement, net                                                $     --          $     --          $  1,028          $    851
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

Purchase price of Piedmont, AGL and United Cities    $112,338
Net book value of Piedmont, AGL and United Cities      82,765
                                                     --------
Step-up of net book value, allocated to property,
  plant and equipment                                $ 29,573
                                                     ========

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

                                                        8-months          12-months
                                                          Ended             Ended
                                                     August 31, 2000   December 31, 1999
                                                     ---------------   -----------------
Net revenues                                              $  305,017         $  299,600
Net income (loss)                                         $    4,712         $   (1,662)
Basic and diluted earnings (loss) per Common Unit         $     0.36         $    (0.14)

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET DETAIL:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Partnership include the accounts of its subsidiaries, including the Operating Partnership, MP Energy Partnership, Heritage Service Corp., Guilford Gas Service, Inc., Resources, and the Propane LLCs. A minority interest liability and minority interest expense is recorded for all partially owned subsidiaries. Heritage accounts for its 50% partnership interest in Bi-State Propane, another propane retailer, under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. The accounts of the Operating Partnership are included based on the determination that Heritage possesses a controlling financial interest through a direct ownership of a 98.9899% voting interest and its ability to exert control over the Operating Partnership. For purposes of maintaining partner capital accounts, Heritage's Partnership Agreement specifies that items of income and loss shall be allocated among the partners in accordance with their percentage interests. Normal allocations according to percentage interests are made, however, only after giving effect to any priority income allocations in an amount equal to the incentive distributions that are allocated 100% to the General Partner. At August 31, 2002, as successor General Partner, U.S. Propane's 1.0101% general partner interest in the Operating Partnership was accounted for in the consolidated financial statements as a minority interest. For the year ended August 31, 2001, Heritage Holdings' 1.0101% general partner interest and U.S. Propane's 1.0101% limited partner interest in the Operating Partnership were accounted for in the consolidated financial statements as minority interests.

REVENUE RECOGNITION

Sales of propane, propane appliances, parts, and fittings are recognized at the later of the time of delivery of the product to the customer or the time of sale or installation. Revenue from service labor is recognized upon completion of the service and tank rent is recognized ratably over the period it is earned. Shipping and handling revenues are included in the price of propane charged to customers, and thus are classified as revenues.

COSTS AND EXPENSES

Costs of products sold include actual cost of fuel sold adjusted for the effects of qualifying cash flow hedges, storage fees and inbound freight, and the cost of appliances, parts, and fittings. Operating expenses include all costs incurred to provide products to customers, including compensation for operations personnel, insurance costs, vehicle maintenance, advertising costs, shipping and handling costs, purchasing costs, and plant operations. Selling, general and administrative expenses include all corporate expenses and compensation for corporate personnel.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all cash on hand, demand deposits, and investments with original maturities of three months or less. The Partnership considers cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value.

ACCOUNTS RECEIVABLE

Heritage grants credit to its customers for the purchase of propane and propane-related products. Accounts receivable consisted of the following:

                                         August 31,   August 31,
                                            2002         2001
                                          -------      -------
Accounts receivable                       $33,402      $43,797
Less - allowance for doubtful accounts      2,504        3,576
                                          -------      -------
      Total, net                          $30,898      $40,221
                                          =======      =======

The activity in the allowance for doubtful accounts consisted of the following during the years ending:

                                                     August 31,    August 31,
                                                       2002          2001
                                                      -------       -------
Balance, beginning of the year                        $ 3,576       $    --
Provision for loss on accounts receivable                 887         4,055
Accounts receivable written off, net of recoveries     (1,959)         (479)
                                                      -------       -------
Balance, end of year                                  $ 2,504       $ 3,576
                                                      =======       =======

INVENTORIES

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using weighted-average cost of fuel delivered to the retail districts and includes storage fees and inbound freight costs, while the cost of appliances, parts, and fittings is determined by the first-in, first-out method. Inventories consisted of the following:

                                 August 31,   August 31,
                                   2002         2001
                                  -------      -------
Fuel                              $38,523      $56,975
Appliances, parts and fittings      9,664        9,839
                                  -------      -------
   Total inventories              $48,187      $66,814
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

                                                          August 31,    August 31,
                                                             2002          2001
                                                          ---------     ---------
Land and improvements                                     $  20,981     $  21,244
Buildings and improvements (10 to 30 years)                  29,145        27,871
Bulk storage, equipment and facilities (3 to 30 years)       39,908        34,431
Tanks and other equipment (5 to 30 years)                   298,540       287,155
Vehicles (5 to 10 years)                                     63,755        52,177
Furniture and fixtures (5 to 10 years)                       10,407         6,852
Other (5 to 10 years)                                         3,442         3,242
                                                          ---------     ---------
                                                            466,178       432,972
Less - Accumulated depreciation                             (72,822)      (47,036)
                                                          ---------     ---------
                                                            393,356       385,936
Plus - Construction work-in-process                           6,688         8,806
                                                          ---------     ---------

      Property, plant and equipment, net                  $ 400,044     $ 394,742
                                                          =========     =========

INTANGIBLES AND OTHER ASSETS

Intangibles and other assets are stated at cost net of amortization computed on the straight-line method. Heritage eliminates from its balance sheet any fully amortized intangibles and the related accumulated amortization. Components and useful lives of intangibles and other assets were as follows:

                                                    August 31, 2002                 August 31, 2001
                                             ----------------------------     ----------------------------
                                             Gross Carrying   Accumulated     Gross Carrying   Accumulated
                                                Amount       Amortization        Amount       Amortization
                                                ------       ------------        ------       ------------
Amortized intangible assets
  Noncompete agreements (5 to 15 years)        $ 41,994        $(10,924)        $ 40,764        $ (5,933)
  Customer lists (15 years)                      27,245          (4,160)          26,903          (2,001)
  Financing costs (3 to 15 years)                 4,225          (1,291)           4,225            (704)
  Consulting agreements (2 to 7 years)              618            (390)             618            (246)
                                               --------        --------         --------        --------
     Total                                       74,082         (16,765)          72,510          (8,884)

Unamortized intangible assets
  Trademarks                                        864              --               --              --
Other assets                                         59              --            1,212              --
                                               --------        --------         --------        --------
Total intangibles and other assets             $ 75,005        $(16,765)        $ 73,722        $ (8,884)
                                               ========        ========         ========        ========

Aggregate amortization expense of intangible assets was $8,152 and $6,879 for the years ended August 31, 2002 and 2001 respectively, and $1,108 and $199 for the eight months ended August 31, 2000 and 1999, respectively and $200 for the year ended December 31, 1999. The estimated aggregate amortization expense for the next five fiscal years is $7,701 for 2003; $7,199 for 2004; $6,841 for 2005; $6,397 for 2006; and $6,112 for 2007.

GOODWILL

Goodwill is associated with acquisitions made for Heritage's domestic retail segment; therefore, all goodwill is recorded in this segment. Of the $155,735 balance in goodwill, $24,579 is expected to be tax deductible. Goodwill is tested for impairment at the end of each fiscal year end in accordance with SFAS
142. The changes in the carrying amount of goodwill for the years ended August 31, 2001 and 2002 were as follows:

Balance as of August 31, 2000                                 $ 133,569
Goodwill acquired during the year                                25,053
Accumulated amortization prior to the adoption of
 SFAS No 142                                                     (5,218)
Impairment losses                                                    --
Goodwill written off to sale of business                             --
                                                              ---------
Balance as of August 31, 2001                                   153,404

Goodwill acquired during the year                                 6,464
Impairment losses                                                    --
Goodwill written off to sale of business                         (4,133)
                                                              ---------
Balance as of August 31, 2002                                 $ 155,735
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

ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following:

                                                August 31,    August 31,
                                                   2002          2001
                                                 -------       -------
Interest payable                                 $ 4,100       $ 4,542
Wages and payroll taxes                            1,869         5,117
Deferred tank rent                                 3,585         3,019
Advanced budget payments and unearned revenue      8,116         5,883
Customer deposits                                  2,175         2,425
Taxes other than income                            2,027         2,430
Derivative instruments                                --         4,556
Other                                              2,090         5,432
                                                 -------       -------
  Accrued and other current liabilities          $23,962       $33,404
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

STOCK BASED COMPENSATION PLANS

The Partnership accounts for its Restricted Unit Plan and Long-Term Incentive Plan using APB Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). These plans are classified as variable plans so that estimates of compensation are required based on a combination of the fair market value of the Common Units as of the end of the reporting period and the extent or degree of compliance with the performance criteria. Heritage follows the disclosure only provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-based Compensation (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148). Heritage adopted the fair value recognition provisions of SFAS 123 effective as of September 1, 2002. Heritage adopted the fair value recognition provisions following the modified prospective method of adoption described in SFAS 148. Following adoption, deferred compensation expense that is recognized will be the same as that which would have been recognized had the fair value recognition provisions of SFAS 123 been applied to all awards under the Restricted Unit Plan and the Long Term Incentive Plan granted after its original effective date. Results from prior years have not been restated.

The fair value of each unit grant is estimated on the date of grant considering the market value of a Common Unit reduced by the discounted value of expected cash distributions to be made during the vesting period, as the units do not receive cash distributions until the vesting period is complete. The vesting period is assumed to be three years for all units granted and the weighted average risk free interest rate applied to grants during each of the years was:
5.6% for 2000, 5.96% for 2001 and 6.18% for 2002. Annual average cash distributions at the grant date were estimated to be $2.10 for 2000, $2.35 for 2001 and $2.37 for 2002. There were no units outstanding at December 31, 1999. The following table illustrates the effect on limited partners' interest in net income (loss) and the basic and diluted net income (loss) per limited partner unit if Heritage had applied the fair value recognition provisions of SFAS 123 to the Restricted Unit Plan and the Long-Term Incentive Plan for all of the periods presented.

                                                                                                  Eight Months
                                                         Year Ended      Year Ended             Ended August 31,        Year Ended
                                                         August 31,      August 31,     ----------------------------    December 31,
                                                            2002            2001            2000            1999           1999
                                                        ------------    ------------    ------------     -----------    -----------
NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Limited partners' interest in net income (loss)         $      3,984    $     18,879    $     (3,800)    $     1,638    $     1,764
Add: Deferred compensation expense net of General
  Partner's and minority interest included in
  limited partners' interest in net income (loss)              1,841           1,057             499              --             --
Deduct:  Deferred compensation expense net of
  General Partner's and minority interest
  determined under the fair value based method                  (968)         (1,079)           (410)             --             --
                                                        ------------    ------------    ------------     -----------    -----------
Pro forma limited partners' interest in net income
   (loss)                                               $      4,857    $     18,857    $     (3,711)    $     1,638    $     1,764
                                                        ============    ============    ============     ===========    ===========

Weighted average limited partner units                    15,738,621      13,223,184      10,225,387       1,732,271      1,732,271
                                                        ============    ============    ============     ===========    ===========

Basic net income (loss) per limited partner unit
  as reported                                           $       0.25    $       1.43    $      (0.37)    $      0.94    $      1.02
                                                        ============    ============    ============     ===========    ===========

Basic net income (loss) per limited partner unit
  pro forma                                             $       0.31    $       1.43    $      (0.36)    $      0.94    $      1.02
                                                        ============    ============    ============     ===========    ===========

Weighted average limited partner units, assuming
   dilutive effect of Phantom Units
                                                          15,777,307      13,254,908      10,225,387       1,732,271      1,732,271
                                                        ============    ============    ============     ===========    ===========

Diluted net income (loss) per limited partner unit
  as reported                                           $       0.25    $       1.42    $      (0.37)    $      0.94    $      1.02
                                                        ============    ============    ============     ===========    ===========

Diluted net income (loss) per limited partner unit
  pro forma                                             $       0.31    $       1.42    $      (0.36)    $      0.94    $      1.02
                                                        ============    ============    ============     ===========    ===========

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

                                                                                             Eight Months
                                                      Year Ended      Year Ended           Ended August 31,          Year Ended
                                                      August 31,      August 31,     ----------------------------    December 31,
                                                         2002            2001            2000            1999           1999
                                                     ------------    ------------    ------------     -----------    -----------
                                                                                      (Unaudited)
BASIC NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Limited partners' interest in net income (loss)      $      3,984    $     18,879    $     (3,800)    $     1,638    $     1,764
                                                     ============    ============    ============     ===========    ===========

Weighted average limited partner units                 15,738,621      13,223,184      10,225,387       1,732,271      1,732,271
                                                     ============    ============    ============     ===========    ===========

Basic net income (loss) per limited partner unit     $       0.25    $       1.43    $      (0.37)    $      0.94    $      1.02
                                                     ============    ============    ============     ===========    ===========

                                                                                              Eight Months
                                                        Year Ended      Year Ended           Ended August 31,           Year Ended
                                                        August 31,      August 31,     -----------------------------    December 31,
                                                           2002            2001            2000             1999            1999
                                                       ------------    ------------    ------------     ------------    ------------
                                                                                                        (Unaudited)
DILUTED NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Limited partners' interest in net income (loss)        $      3,984    $     18,879    $     (3,800)    $      1,638    $      1,764
                                                       ============    ============    ============     ============    ============


Weighted average limited partner units                   15,738,621      13,223,184      10,225,387        1,732,271       1,732,271
Dilutive effect of Phantom Units                             38,686          31,724              --               --              --
                                                       ------------    ------------    ------------     ------------    ------------
Weighted average limited partner units, assuming
   dilutive effect of Phantom Units                      15,777,307      13,254,908      10,225,387        1,732,271       1,732,271
                                                       ============    ============    ============     ============    ============

Diluted net income (loss) per limited partner unit     $       0.25    $       1.42    $      (0.37)    $       0.94    $       1.02
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

Heritage had certain financial swap instruments that settled during the year ended August 31, 2002 that were designated as cash flow hedging instruments in accordance with SFAS 133. The swap instruments were contractual agreements to exchange obligations of money between the buyer and seller of the instruments as propane volumes during the pricing period are purchased. The swaps were tied to a set fixed price for the buyer and floating price determinants for the seller priced on certain indices at the end of the relevant trading period. Heritage entered into these instruments to hedge the forecasted propane volumes to be purchased during each of the one-month periods ending October 2001 through March 2002. Heritage utilized hedging transactions to provide price protection against significant fluctuations in propane prices. During the years ended August 31, 2002 and 2001, Heritage reclassified into earnings through cost of products sold, a loss of $7,016 and a gain of $3,844, respectively, that were previously reported in accumulated other comprehensive income (loss). There were no such financial instruments outstanding as of August 31, 2002.

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

Heritage adopted SFAS 142 on September 1, 2001 and accordingly has discontinued the amortization of goodwill. Under the provisions of SFAS 142, Heritage was required to perform a transitional goodwill impairment appraisal within six months from the time of adoption. Management engaged an independent appraisal firm to perform an assessment of the fair value of each of Heritage's operating segments, which were compared with the carrying value of each segment to determine whether any impairment existed on the date of adoption. Heritage has completed the transitional goodwill impairment appraisal and has determined that based on the fair value of Heritage's operating segments, Heritage's goodwill was not impaired as of September 1, 2001. Management has determined that a detailed evaluation of the Partnership's operating segments as of August 31, 2002 is not necessary based on the fact that there has not been a significant change in the components of the Partnership's operating segments since the last evaluation, the previous fair value of the Partnership's operating segments substantially exceeded the carrying value, and the likelihood that the Partnership's operating segments current carrying value exceeds its current fair value is remote based on an analysis of events and circumstances since the Partnership's most recent evaluation. Accordingly, no impairment of the Partnership's goodwill was recorded for the year ended August 31, 2002. The Partnership will continue to test goodwill for impairment as of the end of each fiscal year. The adoption of SFAS 142 eliminated goodwill amortization that would have totaled approximately $5,704 for the year ended August 31, 2002, based on the balances of August 31, 2001, totaled approximately $4,910 for the year ended August 31, 2001, and totaled $308 for the eight months ended August 31, 2000. There was no goodwill amortization for the eight months ended August 31, 1999 or the year ended December 31, 1999.

The following table reflects the effect of the adoption of SFAS 142 on net income (loss) as if SFAS 142 had been in effect for all of the periods presented:

                                                                                          Eight Months
                                                       Year Ended    Year Ended         Ended August 31,        Year Ended
                                                       August 31,    August 31,    -------------------------    December 31,
                                                          2002          2001          2000           1999          1999
                                                       ----------    ----------    ----------     ----------    ----------
                                                                                                  (Unaudited)
Net income (loss) as reported                          $    4,902    $   19,710    $   (3,846)    $    1,642    $    1,768
Add back:  goodwill amortization                               --         4,910           308             --            --
                                                       ----------    ----------    ----------     ----------    ----------
Adjusted net income (loss)                                  4,902        24,620        (3,538)         1,642         1,768
Adjusted General Partner's interest in net
  income (loss)                                               918           880           (43)             4             4
                                                       ----------    ----------    ----------     ----------    ----------
Adjusted Limited Partners' interest in net
  income (loss)                                        $    3,984    $   23,740    $   (3,495)    $    1,638    $    1,764
                                                       ==========    ==========    ==========     ==========    ==========

Basic net income (loss) per limited partner unit
    As reported                                        $     0.25    $     1.43    $    (0.37)    $     0.94    $     1.02
    Goodwill amortization                              $       --    $     0.37    $     0.03     $       --    $       --
    As adjusted                                        $     0.25    $     1.80    $    (0.34)    $     0.94    $     1.02

Diluted net income (loss) per limited partner unit:                                                                     --
    As reported                                        $     0.25    $     1.42    $    (0.37)    $     0.94    $     1.02
    Goodwill amortization                              $       --    $     0.37    $     0.03     $       --    $       --
    As adjusted                                        $     0.25    $     1.79    $    (0.34)    $     0.94    $     1.02

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

LIQUIDS MARKETING ACTIVITIES

Heritage buys and sells derivative financial instruments which are within the scope of SFAS 133 and that are not designated as accounting hedges. Heritage also enters into energy trading contracts, which are not derivatives, and therefore are not with in the scope of SFAS 133. EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 98-10), applied to energy trading contracts not within the scope of SFAS 133 that were entered into prior to October 25, 2002. The types of contracts Heritage utilizes in its liquids marketing segment include energy commodity forward contracts, options, and swaps traded on the over-the-counter financial markets. In accordance with the provisions of SFAS 133, financial instruments utilized in connection with Heritage's liquids marketing activity are accounted for using the mark-to-market method. Additionally all energy trading contracts entered into prior to October 25, 2002 were accounted for using the mark-to-market method in accordance with provision of EITF 98-10. Under the mark-to-market method of accounting, forwards, swaps, options, and storage contracts are reflected at fair value, and are shown in the consolidated balance sheet as assets and liabilities from liquids marketing activities. As of August 31, 2002, Heritage adopted the applicable provisions of EITF Issue No. 02-3, Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3), which requires that gains and losses on derivative instruments be shown net in the statement of operations if the derivative instruments are held for trading purposes. EITF 02-3 also specifies certain disclosure requirements. Net realized and unrealized gains and losses from the financial contracts and the impact of price movements are recognized in the statement of operations as liquids marketing revenue. Changes in the assets and liabilities from the liquids marketing activities result primarily from changes in the market prices, newly originated transactions, and the timing of settlement of contracts. EITF 02-03 also rescinds EITF 98-10 for all energy trading contracts entered into after October 25, 2002 and specifies certain disclosure requirements. Consequently, Heritage does not apply mark-to-market accounting for any contract entered into after October 25, 2002 that are not within the scope of SFAS 133. Heritage attempts to balance its contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on management's assessment of anticipated market movements.

The adoption of EITF 02-3 requires that realized and unrealized gains and losses be shown net for all periods presented. The adoption of EITF 02-3 did not impact the eight months ended August 31, 1999 or the year ended December 31, 1999. The following table summarizes the amounts that have been reclassified in the statement of operations:

                                                                               For the
                                                                                Eight
                                                                               Months
                                                                                Ended
                                           For the Years Ended August 31 ,    August 31,
                                                2002          2001              2000
                                              ---------     ---------         ---------
Revenue - liquids marketing                   $ 159,607     $ 172,875         $  12,262
Revenue - other                                      --          (556)               --
Costs and expenses - liquids marketing         (159,065)     (171,478)          (11,538)
                                              ---------     ---------         ---------
  Net, as reclassified                        $     542     $     841         $     724
                                              =========     =========         =========

The notional amounts and terms of these financial instruments as of August 31, 2002 and 2001 include fixed price payor for 1,180 and 2,130 barrels of propane, respectively, and fixed price receiver of 1,076 and 1,820 barrels of propane, respectively. Notional amounts reflect the volume of the transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure Heritage's exposure to market or credit risks.

The fair value of the financial instruments related to liquids marketing activities as of August 31, 2002 and 2001 was assets of $2,301 and $6,465, respectively, and liabilities of $1,818 and $7,130, respectively.

Estimates related to Heritage's liquids marketing activities are sensitive to uncertainty and volatility inherent in the energy commodities markets and actual results could differ from these estimates. A theoretical change of 10% in the underlying commodity value of the liquids marketing contracts would result in an approximate $181 change in the market value of the contracts as there were approximately 4.3 million gallons of net unbalanced positions at August 31, 2002.

Inherent in the resulting contractual portfolio are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counterparties to a contract. Heritage takes active roles in managing and controlling market and credit risk and have established control procedures, which are reviewed on an ongoing basis. Heritage monitors market risk through a variety of techniques, including routine reporting to senior management. Heritage attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures.

The following table summarizes the fair value of Heritage's' contracts, aggregated by method of estimating fair value of the contracts as of August 31, 2002, and 2001 where settlement had not yet occurred. Heritage's contracts all have a maturity of less than 1 year. The market prices used to value these transactions reflect management's best estimate considering various factors including closing average spot prices for the current and outer months plus a differential to consider time value and storage costs.


                                         August 31,  August 31,
        Source of Fair Value                2002        2001
   --------------------------------      ----------  ----------
Prices actively quoted                       $1,276      $  827
Prices based on other valuation methods       1,025       5,638
                                         ----------  ----------
    Assets from liquids marketing            $2,301      $6,465
                                         ==========  ==========

Prices actively quoted                       $  669      $1,297
Prices based on other valuation methods       1,149       5,833
                                         ----------  ----------
    Liabilities from liquids marketing       $1,818      $7,130
                                         ==========  ==========

Unrealized gains (losses)                 $  483    $ (665)
                                          ======    =======

The following table summarizes the changes in the unrealized fair value of Heritage's contracts where settlement had not yet occurred for the fiscal years ended August 31, 2002 and 2001 and the 8-months ended August 31, 2000.


                                            2002           2001          2000
                                           -------        -------       -------
Unrealized gains (losses) in fair
    value of contracts outstanding at      $  (665)      $   591       $    --
    the beginning of the period
Unrealized gains (losses) recognized
    at inception of contracts                   --            --            --
Unrealized gains (losses) recognized
    as a result of changes in                   --            --            --
    valuation techniques and
    assumptions
Other unrealized gains (losses)
    recognized during the period             1,207           250           724
Less:  Realized gains (losses)
    recognized during the period                59         1,506           133
                                           -------       -------       -------

Unrealized gains (losses) in fair
    value of contracts outstanding at
    the end of the period                  $   483       $  (665)      $   591
                                           =======       =======       =======


The following table summarizes the gross transaction volumes in barrels for liquids marketing contracts that were physically settled for the years ended August 31, 2002, 2001 and 2000:


                                                (in thousands)
             Fiscal year ended August 31, 2002        350
             Fiscal year ended August 31, 2001      1,193
             Fiscal year ended August 31, 2000         --

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

In December 2002, the FASB issued Statement No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148). The statement amends SFAS 123 to provide alternative methods of transitions for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ending after July 31, 2003, with earlier application permitted, and the interim disclosure requirements of SFAS 148 are effective for periods beginning after December 15, 2002. Heritage adopted the fair value recognition provisions of SFAS 123 effective as of September 1, 2002. Under the modified prospective method of adoption selected by Heritage, the deferred compensation expense that will be recognized in fiscal 2003 will be the same as that which would have been recognized had the fair value recognition provisions of SFAS 123 been applied to all awards granted under the Restricted Unit Plan and the Long Term Incentive Plan granted after its original effective date. Results from prior years have not been restated.

In October 2002, the EITF of the FASB discussed EITF Issue No. 02-3, Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3). The EITF reached a consensus to rescind EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 98-10), the impact of which is to preclude mark-to-market accounting for energy trading contracts not within the scope of SFAS 133. The EITF also reached a consensus that gains and losses on derivative instruments within the scope of SFAS 133 should be shown net in the statement of operations if the derivative instruments are held for trading purposes and what disclosure requirements should be. This consensus was effective for financial statements issued for periods ending after July 15, 2002. Heritage has adopted EITF 02-03 as of August 31, 2002, and upon application reclassified comparative financial statements for prior periods to conform to the consensus. This adoption did not have a material impact on Heritage's financial position or results of operations. The consensus regarding the rescission of EITF 98-10 is applicable for fiscal periods beginning after December 15, 2002. Energy trading contracts not within the scope of SFAS 133 purchased after October 25, 2002, but prior to the implementation of the consensus are not permitted to apply mark-to-market accounting. Management does not expect the adoption of EITF 02-3 as it relates to the rescission of EITF 98-10 to have a material affect on Heritage's financial position or results of operations.

In November 2002, the FASB issued Financial Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 expands the existing disclosure requirements for guarantees and requires that companies recognize a liability for guarantees issued after December 31, 2002. The implementation of FIN 45 did not have a significant impact on Heritage's financial position or results of operations.

In January 2003, the FASB issued Financial Interpretation No. 46 Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51 (FIN 46). FIN 46 clarifies Accounting Research Bulletin No. 51, Consolidated Financial Statements. If certain conditions are met, this interpretation requires the primary beneficiary to consolidate certain variable interest entities in which equity investors lack the characteristics of a controlling interest or do not have sufficient equity investment at risk to permit the variable interest entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interest entities acquired before February 1, 2003, the interpretation is effective for the first fiscal year or interim period beginning after June 15, 2003. Management does not believe FIN 46 will have a significant impact on the Partnership's financial position.

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

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149). SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Heritage adopted SFAS 149 as of July 1, 2003. The adoption of SFAS 149 did not have a material impact on the Partnership's consolidated financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Heritage adopted the provisions of SFAS 150 as of September 1, 2003. The adoption did not have a material impact on the Partnership's consolidated financial position or results of operations.

3. ACQUISITIONS

During the year ended August 31, 2002, Heritage purchased the stock of Virginia Gas Propane Company Inc., in Virginia, Mt Pleasant Propane, Inc. in Tennessee and two other smaller companies. Heritage also acquired substantially all of the assets of six companies, which included Tri-County Propane, Inc., located in North Carolina, Franconia Gas Corporation located in New Hampshire and Quality Gas, Inc. also located in North Carolina. The aggregate purchase price for these acquisitions totaled $24,915, which included liabilities assumed and non-compete agreements of $5,173 for periods ranging from five to ten years. These acquisitions were financed primarily with the acquisition facility and were accounted for by the purchase method under SFAS 141. Heritage has historically accounted for business combinations using the purchase method; therefore, the guidelines of SFAS 141 did not have a significant impact on how the Partnership accounted for these acquisitions.

Heritage recorded the following intangible assets in conjunction with these acquisitions:

      Customer lists (15 years)                   $ 1,066
      Non-compete agreements (5 to 10 years)        2,800
                                                  -------
            Total amortized intangible assets       3,866

      Trademarks and tradenames                       864
      Goodwill                                      6,464
      Other assets                                     96
                                                  -------
            Total intangible assets acquired      $11,290
                                                  =======


Goodwill was warranted because these acquisitions enhance Heritage's current operations and certain acquisitions are expected to reduce costs through synergies with existing operations. Heritage assigned all of the goodwill acquired to the retail operating segment of the Partnership. The results of operations from these acquisitions are included on the Partnership's statement of operations from the dates acquired

On July 31, 2001, Heritage purchased the propane operations of ProFlame, Inc. and subsidiaries and affiliates (ProFlame) located in California and Nevada, in a series of mergers, stock purchases, and asset purchases. The aggregate purchase price was $56,201 net of cash acquired of $6,518. The purchase price included $42,695 paid in cash, of which $2,958 related to preliminary working capital, and liabilities assumed of $9,056. In addition, a total of 158,917 Common Units valued at $4,450 were payable in connection with the assumption of certain liabilities by Heritage Holdings. Although Heritage Holdings was entitled to 158,917 Common Units as a result of this transaction, it agreed to forego the issuance of 1,605 units and 1,638 units, which represented its capital contributions to maintain its 1% interest in the Partnership and its 1.0101% interest in the Operating Partnership, respectively, in relation to this transaction. Heritage Holdings also agreed to forego the issuance of an additional 25,773 Common Units to which it was entitled in the ProFlame acquisition to maintain its 1.0101% interest in the Operating Partnership as a result of the July 31, 2001 public offering. The Partnership issued 129,901 Common Units to Heritage Holdings with a fair value of $28.00 per unit.

The results of operations of ProFlame are included in the consolidated statement of operations of Heritage for the year ended August 31, 2002.

The following unaudited pro forma consolidated results of operations are presented as if the series of transactions with ProFlame and Heritage had been made at the beginning of the period presented:


                                                                   Eight Months
                                                   Year Ended         Ended
                                                 August 31, 2001  August 31, 2000
                                                 ---------------  ---------------
      Total revenues                                 $595,317         $99,160
      Limited partners' interest in net income       $ 19,492         $(5,938)
      Basic and diluted net income per
        limited partner unit                         $   1.47         $  (.55)

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

During 2001, Heritage purchased all of the common stock of EnergyNorth Propane, Inc. and its VGS Propane, LLC subsidiary in northern New England, and all of the stock of one other small company. Heritage acquired substantially all of the assets of seven other companies during the fiscal year ended August 31, 2001. These acquisitions totaled $60,473, which included liabilities assumed and noncompete agreements of $3,010 for periods ranging up to ten years. These acquisitions were financed primarily with the acquisition facility and the issuance of 58,000 Common Units with a fair market value of $1,600.

In August 2000, Heritage purchased substantially all of the assets of two companies for $1,887 in cash and noncompete agreements with the prior owners for $309. In January 2000, Peoples Gas purchased substantially all of the fixed assets of a company for approximately $3,300 in cash and noncompete agreements with the prior owners for $500.

4. WORKING CAPITAL FACILITY AND LONG-TERM DEBT:


Long-term debt consists of the following:


                                        August 31,    August 31,
                                           2002          2001
                                        ----------    ----------
1996 8.55% Senior Secured Notes           $108,000      $120,000

1997 Medium Term Note Program:

  7.17% Series A Senior Secured Notes       12,000        12,000
  7.26% Series B Senior Secured Notes       20,000        20,000
  6.50% Series C Senior Secured Notes        2,857         3,571
  6.59% Series D Senior Secured Notes        4,444         5,000
  6.67% Series E Senior Secured Notes        5,000         5,000

2000 and 2001 Senior Secured
Promissory Notes:

  8.47% Series A Senior Secured Notes       16,000        16,000
  8.55% Series B Senior Secured Notes       32,000        32,000
  8.59% Series C Senior Secured Notes       27,000        27,000
  8.67% Series D Senior Secured Notes       58,000        58,000
  8.75% Series E Senior Secured Notes        7,000         7,000
  8.87% Series F Senior Secured Notes       40,000        40,000
  7.21% Series G Senior Secured Notes       26,500        26,500
  7.89% Series H Senior Secured Notes       27,500        27,500
  7.99% Series I Senior Secured Notes       16,000        16,000

Senior Revolving Acquisition Facility       14,000            --

Notes Payable on noncompete
agreements with interest imputed at
rates averaging 8%, due in
installments through 2010,
collateralized by a first security
lien on certain assets of Heritage          22,314        22,579

Other                                        1,564         1,718

Current maturities of long-term debt       (20,158)      (16,120)
                                        ----------    ----------
                                          $420,021      $423,748
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

The Note Agreements for each of the Notes, Medium Term Note Program and Senior Secured Promissory Notes, and the Bank Credit Facility contain customary restrictive covenants applicable to the Operating Partnership, including limitations on the level of additional indebtedness, creation of liens, and sale of assets. These covenants require the Operating Partnership to maintain ratios of Consolidated Funded Indebtedness to Consolidated EBITDA (as these terms are similarly defined in the Bank Credit Facility and the Note Agreements) of not more than 5.00 to 1 for the Bank Credit Facility and not more than 5.25 to 1 for the Note Agreements and Consolidated EBITDA to Consolidated Interest Expense (as these terms are similarly defined in the Bank Credit Facility and the Note Agreements) of not less than 2.25 to 1. The Consolidated EBITDA used to determine these ratios is calculated in accordance with these debt agreements. For purposes of calculating the ratios under the Bank Credit Facility and the Note Agreements, Consolidated EBITDA is based upon Heritage's EBITDA, as adjusted for the most recent four quarterly periods, and modified to give pro forma effect for acquisitions and divestitures made during the test period and is compared to Consolidated Funded Indebtedness as of the test date and the Consolidated Interest Expense for the most recent twelve months. These debt agreements also provide that the Operating Partnership may declare, make, or incur a liability to make, a restricted payment during each fiscal quarter, if:
(a) the amount of such restricted payment, together with all other restricted payments during such quarter, do not exceed Available Cash with respect to the immediately preceding quarter; and (b) no default or event of default exists before such restricted payment and after giving effect thereto. The debt agreements further provide that Available Cash is required to reflect a reserve equal to 50% of the interest to be paid on the notes. In addition, in the third, second and first quarters preceding a quarter in which a scheduled principal payment is to be made on the notes, Available Cash is required to reflect a reserve equal to 25%, 50%, and 75%, respectively, of the principal amount to be repaid on such payment dates.

Failure to comply with the various restrictive and affirmative covenants of the Operating Partnership's Bank Credit Facility and the Note Agreements could negatively impact the Operating Partnership's ability to incur additional debt and/or Heritage's ability to pay distributions. The Operating Partnership is required to measure these financial tests and covenants quarterly and was in compliance with all requirements, tests, limitations, and covenants related to the Notes, Medium Term Note Program and Senior Secured Promissory Notes, and the Bank Credit Facility at August 31, 2002.

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

5. COMMITMENTS AND CONTINGENCIES:

Certain property and equipment is leased under noncancelable leases, which require fixed monthly rental payments and expire at various dates through 2020. Rental expense under these leases totaled approximately $2,977 and $2,708 for the years ended August 31, 2002 and August 31, 2001, respectively, $245 for the eight months ended August 31, 2000, and $184 for fiscal 1999 and has been included in operating expenses in the accompanying statements of operations. Certain of these leases contain renewal options and also contain escalation clauses, which are accounted for on a straight-line basis over the minimum lease term. Fiscal year future minimum lease commitments for such leases are $2,864 in 2003; $1,625 in 2004; $1,274 in 2005; $616 in 2006; $422 in 2007 and $714
thereafter.

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

Heritage is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against Heritage. In the opinion of management, all such matters are either covered by insurance, are without merit or involve amounts, which, if resolved unfavorably, would not have a significant effect on the financial position or results of operations of Heritage. Once management determines that information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred, an accrual is established equal to management's estimate of the likely exposure. For matters that are covered by insurance, the Partnership accrues the related deductible. As of August 31, 2002 and 2001, an accrual of $671 and $500, respectively, was recorded as accrued and other current liabilities on the Partnership's consolidated balance sheets.

Petroleum-based contamination or environmental wastes are known to be located on or adjacent to six sites, which Heritage presently or formerly had operations. These sites were evaluated at the time of their acquisition. In all cases, remediation operations have been or will be undertaken by others, and in all six cases, Heritage obtained indemnification for expenses associated with any remediation from the former owners or related entities. Heritage has not been named as a potentially responsible party at any of these sites, nor has the Partnership's operations contributed to the environmental issues at these sites. Accordingly, no amounts have been recorded in the Partnership's August 31, 2002 or 2001 consolidated balance sheet. Based on information currently available to Heritage, such projects are not expected to have a material adverse effect on Heritage's financial condition or results of operations.

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

In conjunction with the transaction with U.S. Propane and the change of control of the former General Partner, Heritage Holdings, the Partnership issued 1,000,000 newly created Class C Units to Heritage Holdings in conversion of that portion of its Incentive Distribution Rights that entitled it to receive any distribution made by Heritage attributable to the net amount received in connection with the settlement, judgment, award or other final nonappealable resolution of the SCANA litigation filed by Heritage prior to the transaction with U.S. Propane. The Class C Units have zero initial capital account balance and were distributed by Heritage Holdings to its former stockholders in connection with the transaction with U.S. Propane. Thus, U.S. Propane will not receive any distributions made with respect to the SCANA litigation that would have gone to Heritage Holdings with respect to its General Partner interest and Incentive Distribution Rights had it remained the General Partner of the Partnership. Upon receiving final cash payment as a result of the resolution of the SCANA litigation, the special litigation committee will determine the amount of litigation proceeds to be distributed, after deducting all costs and expenses of the litigation incurred by the Partnership and its affiliates and such reserves as the special committee deems necessary or advisable. The resulting amount of distributable proceeds will be distributed in the same manner as the Partnership's distribution of "Available Cash" pursuant to the Partnership Agreement, except that the amount that would normally be distributed to the holders of Incentive Distribution Rights will be distributed to the holders of Class C Units, pro rata. Each holder of Class C Units receiving a distribution of cash in any taxable year will be allocated items of gross income with respect to such taxable year in an amount equal to the cash distributed to the holder. Holders of Class C Units will not be allocated any other items of income, gain, loss deduction or credit and have no other rights except the right to share in any distributions upon dissolution and liquidation of the Partnership if such distributions consist of proceeds from the SCANA litigation and to which the Class C Units would have otherwise been entitled. The Class C Units may not be converted into any other unit. The Class C Units have no voting rights, except to the extent provided by Delaware law with respect to a vote as a class, in which case each Class C Unit will be entitled to one vote.

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

On August 1, 2001, the Partnership issued 129,901 Common Units with a fair value of $28.00 per unit to Heritage Holdings in connection with the assumption of certain liabilities by Heritage Holdings from Heritage's acquisition of certain assets of ProFlame. Heritage Holdings was entitled to 158,917 Common Units as a result of this transaction but agreed to forego the issuance of 1,605 units and 1,638 units, which represented its capital contributions to maintain its 1% interest in the Partnership and its 1.0101% interest in the Operating Partnership, respectively, in relation to this transaction. Heritage Holdings also agreed to forego the issuance of an additional 25,773 Common Units to which it was entitled in the ProFlame acquisition to maintain its 1.0101% interest in the Operating Partnership as a result of the July 31, 2001 public offering. These units were not registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, by virtue of an exemption under
Section 4(2) thereof. These units carry a restrictive legend with regard to transfer of the units.

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

After the conversion of the Class B Subordinated Units was approved on February 4, 2002, each Class B Subordinated unit converted into one Common Unit and then participates pro rata with the other Common Units in distributions of Available Cash. Heritage currently distributes Available Cash, excluding any Available Cash to be distributed to the Class C Unitholders as follows:

         - First, 98% to all Unitholders, pro rata, and 2% to the General Partner, until all Unitholders have received $0.50 per unit for such quarter and any prior quarter;

         - Second, 98% to all Unitholders, pro rata, and 2% to the General Partner, until all Unitholders have received $0.55 per unit for such quarter;

         - Third, 85% to all Unitholders, pro rata, 13% to the holders of Incentive Distribution Right, pro rata, and 2% to the General Partner, until all Common Unitholders have received at least $0.635 per unit for such quarter;

         - Fourth, 75% to all Unitholders, pro rata, 23% to the holders of Incentive Distribution Right, pro rata and 2% to the General Partner, until all Common Unitholders have received at least $0.825 per unit for such quarter;

         - Fifth, thereafter 50% to all Unitholders, pro rata, 48% to the holders of Incentive Distribution Right, pro rata, and 2% to the General Partner.

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

During fiscal 2000, 21,300 of these Phantom Units were granted by Predecessor Heritage to non-employee directors and key employees of Predecessor Heritage. As of August 31, 2000, 80,800 Phantom Units were awarded of which 4,500 grants vested pursuant to the vesting rights of the Restricted Unit Plan and 71,300 vested in accordance with the change of control that occurred with U.S. Propane's acquisition of the capital stock of the former General Partner, Heritage Holdings. Individuals holding the remaining 5,000 grants waived their rights to vesting under the change of control and compensation cost related to such units will be recognized over the vesting period of the related awards. During fiscal 2002, 11,750 additional Phantom Units vested pursuant to the vesting rights of the Restricted Unit Plan and Common Units were issued, and 5,000 Phantom Units previously granted were forfeited. Heritage applied the provisions of APB 25 as of August 31, 2002. This plan is classified as a variable plan so that an estimate of compensation is required based on a combination of the fair market value of the Common Units as of the end of the reporting period and an assessment of meeting certain performance criteria. Deferred compensation expense of $378 and $323 was recognized for fiscal year 2002 and 2001, respectively on the units based on the fair value of such units at the end of each period.

LONG-TERM INCENTIVE PLAN

Effective September 1, 2000, Heritage adopted a long-term incentive plan whereby Common Units will be awarded based on achieving certain targeted levels of Distributed Cash (as defined in the Long Term Incentive Plan) per unit.

Awards under the program will be made starting in 2003 based upon the average of the prior three years' Distributed Cash per unit. A minimum of 250,000 Common Units and if certain targeted levels are achieved, a maximum of 500,000 Common Units will be awarded. Heritage applied the provisions of APB 25 as of August 31, 2002. The Long Term Incentive Plan is classified as a variable plan so that an estimate of compensation is required based on a combination of the fair market value of the Common Units as of the end of the reporting period and an assessment of meeting certain performance criteria. Deferred compensation expense on this plan of $1,500 and $756 was recognized for the years ended August 31, 2002 and 2001, respectively based on the fair value of such units at the end of each period. The expense was determined based on the Partnership achieving the minimum award available under the plan.

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

9. REPORTABLE SEGMENTS:

Heritage's financial statements reflect four reportable segments: the domestic retail operations of Heritage, the domestic wholesale operations of Heritage, the foreign wholesale operations of MP Energy Partnership, and the liquids marketing activities of Resources. Heritage's reportable domestic and wholesale fuel segments are strategic business units that sell products and services to different types of users: retail and wholesale customers. Intersegment sales by the foreign wholesale segment to the domestic segment are priced in accordance with the partnership agreement. Resources is a liquids marketing company that buys and sells financial instruments for its own account. Heritage manages these segments separately as each segment involves different distribution, sale and marketing strategies. Heritage evaluates the performance of its operating segments based on operating income, exclusive of selling, general, and administrative expenses of $12,978 and $15,716 for the years ended August 31, 2002 and 2001, respectively, and $1,019 for the eight-month period ended August 31, 2000. Selling, general and administrative expenses, interest expense and other expenses are not allocated by segment. Investment in affiliates and equity in earnings (losses) of affiliates relates primarily to Heritage's investment in Bi-State Propane (see Note 10), and is part of the domestic retail fuel segment. The following table presents the unaudited financial information by segment for the following periods:

                                       For the Years Ended         For the Eight Months Ended  For the Year Ended
                                             August 31,                     August 31,            December 31,
                                             ----------                     ----------            ------------
                                       2002             2001            2000            1999           1999
                                       ----             ----            ----            ----           ----
                                                                                     (Unaudited)
Gallons:
     Domestic retail fuel             329,574         330,242          38,268          22,118         33,608
     Domestic wholesale fuel           16,798          12,741             562               -              -
     Foreign wholesale fuel
         Affiliated                    67,265          86,166           5,118               -              -
         Unaffiliated                  65,309          88,882           6,245               -              -
     Elimination                      (67,265)        (86,166)         (5,118)              -              -
                                    ---------       ---------       ---------       ---------      ---------
              Total                   411,681         431,865          45,075          22,118         33,608
                                    =========       =========       =========       =========      =========
Revenues:
     Domestic retail fuel           $  65,334       $ 440,527       $  43,815       $  21,766      $  34,045
     Domestic wholesale fuel            9,956           9,902             415               -              -
     Foreign wholesale fuel
         Affiliated                    33,561          55,798           3,132               -              -
         Unaffiliated                  31,248          49,977           3,392               -              -
     Elimination                      (33,561)        (55,798)         (3,132)              -              -
     Liquids marketing,net                542             841             724               -              -
     Other domestic revenues           55,245          42,728           3,188               -              -
                                    ---------       ---------       ---------       ---------      ---------
              Total                 $ 462,325       $ 543,975       $  51,534       $  21,766      $  34,045
                                    =========       =========       =========       =========      =========
Operating Income:
     Domestic retail fuel           $  55,901       $  69,416       $    (578)      $   2,666      $   2,885
     Domestic wholesale fuel           (3,940)         (1,163)             17               -              -
     Foreign wholesale fuel
         Affiliated                       500             578               -               -              -
         Unaffiliated                   1,914           1,996             142               -              -
     Elimination                         (500)           (578)              -               -              -
     Liquids marketing                     64            (110)            724               -              -
                                    ---------       ---------       ---------       ---------      ---------
              Total                 $  53,939       $  70,139       $     305       $   2,666      $   2,885
                                    =========       =========       =========       =========      =========
Gain on Disposal of Assets:
     Domestic retail fuel                 544             791             121               -              -
     Domestic wholesale fuel              268              21               -               -              -
     Foreign wholesale fuel
         Affiliated                         -               -               -               -              -
         Unaffiliated                       -               -               -               -              -
     Elimination                            -               -               -               -              -
     Liquids marketing                      -               -               -               -              -
                                    ---------       ---------       ---------       ---------      ---------
              Total                 $     812       $     812       $     121       $       -      $       -
                                    =========       =========       =========       =========      =========
Minority Interest Expense:
     Corporate                            213             408             (95)              -              -
     Foreign wholesale                    361             406              15               -              -
                                    ---------       ---------       ---------       ---------      ---------
              Total                 $     574       $     814       $     (80)      $       -      $       -
                                    =========       =========       =========       =========      =========
Depreciation and amortization:
     Domestic retail fuel           $  36,550       $  40,135       $   4,673       $   2,037      $   3,088
     Domestic wholesale                   426             277               8               -              -
     Foreign wholesale                     22              19               5               -              -
                                    ---------       ---------       ---------       ---------      ---------
              Total                 $  36,998       $  40,431       $   4,686       $   2,037      $   3,088
                                    =========       =========       =========       =========      =========

                                                                            As of August 31,
                                                                            ----------------
                                                                          2002            2001
                                                                          ----            ----

Total Assets:
     Domestic retail                                                    $667,978      $682,906
     Domestic wholesale                                                   14,372        19,533
     Foreign wholesale                                                    10,564         8,467
     Liquids marketing                                                     6,919        35,127
     Corporate                                                            17,431        12,134
                                                                        --------      --------
              Total                                                     $717,264      $758,167
                                                                        ========      ========
Additions to property, plant and equipment including acquisitions:

     Domestic retail fuel                                               $ 39,904      $ 78,597
     Domestic wholesale                                                        -         2,837
     Foreign wholesale                                                        46             -
     Corporate                                                             1,441           765
                                                                        --------      --------
              Total                                                     $ 41,391      $ 82,199
                                                                        ========      ========

Corporate assets include vehicles, office equipment and computer software for the use of administrative personnel. These assets are not allocated to segments. Corporate minority interest expense relates to U.S. Propane's general partner interest in the Operating Partnership.

10. SIGNIFICANT INVESTEE:

Heritage holds a 50% interest in Bi-State Propane. Heritage accounts for its 50% interest in Bi-State Propane under the equity method. Heritage's investment in Bi-State Propane totaled $7,485 and $6,611 at August 31, 2002 and 2001, respectively. Heritage received distributions from Bi-State Propane of $400 and $125 for the years ended August 31, 2002 and 2001 respectively. On March 1, 2002, the Operating Partnership sold certain assets acquired in the ProFlame acquisition to Bi-State Propane for approximately $9,730 plus working capital. There was no gain or loss recorded on the transaction. This sale was made pursuant to the provision in the Bi-State Propane partnership agreement that requires each partner to offer to sell any newly acquired businesses within Bi-State Propane's area of operations to Bi-State Propane. In conjunction with this sale, the Operating Partnership guaranteed $5 million of debt incurred by Bi-State Propane to a financial institution. Based on the current financial condition of Bi-State Propane, Heritage considers the likelihood of the Partnership incurring a liability resulting from the guarantee to be remote. Heritage has not recorded a liability on the balance sheets as of August 31, 2002 or 2001 for this guarantee because the guarantee was in effect prior to the issuance of FIN 45, and there have been no amendments to the original guarantee.

Bi-State Propane's financial position is summarized below:

                                    August 31,                 August 31,
                                      2002                        2001
                                  -----------                -----------
Current assets                    $     3,321                $     3,250
Noncurrent assets                      23,105                     14,008
                                  -----------                -----------
                                  $    26,426                $    17,258
                                  ===========                ===========

Current liabilities               $     3,344                $     2,454
Long-term debt                          9,450                      2,975
Partners' capital:
         Heritage                       7,485                      6,611
         Other partner                  6,147                      5,218
                                  -----------                -----------
                                  $    26,426                $    17,258
                                  ===========                ===========

Bi-State Propane's results of operations for the years ended August 31, 2002 and 2001, respectively are summarized below:

                                     For the Years Ended
                                          August 31,
                                          ----------
                                 2002                2001
                                 ----                ----
Revenues                       $ 16,815            $ 19,184
Gross profit                      8,934               8,055

Net income:
         Heritage                 1,274               1,186
         Other Partner            1,329               1,353

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

                                                               Quarter Ended
                                                               -------------
Fiscal 2002:
                                           November 30     February 28          May 31        August 31
                                           -----------     -----------          ------        ---------
Revenues                                     $ 107,958       $ 184,002       $ 104,009       $  66,356
Gross Profit                                    47,723          86,859          51,706          37,852
Operating income (loss)                          3,870          39,138           4,434          (6,481)
Net income (loss)                               (4,779)         30,130          (4,319)        (16,131)
Basic and diluted net income
        (loss) per limited partner unit      $   (0.32)      $    1.89       $   (0.28)      $   (1.02)

                                                                  Quarter Ended
                                                                  -------------
Fiscal 2001:
                                          November 30     February 28        May 31        August 31
                                          -----------     -----------        ------        ---------
Revenues                                    $ 118,055      $ 250,304       $ 106,134       $  69,482
Gross Profit                                   48,116        111,598          46,299          31,406
Operating income (loss)                        10,573         52,630           2,476         (11,256)
Net income (loss)                               1,963         43,330          (5,845)        (19,738)
Basic and diluted net income
       (loss) per limited partner unit      $    0.15      $    3.30       $   (0.48)      $   (1.41)

12. SUBSEQUENT EVENTS:

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

On November 6, 2003, Heritage signed a definitive agreement with La Grange Energy, L.P. to purchase substantially all of its midstream natural gas assets by acquiring La Grange Energy, L.P.'s interests in its subsidiary, La Grange Acquisition, L.P. whose midstream operations are conducted under the name Energy Transfer Company, in exchange for approximately $300 million in cash, repayment of outstanding indebtedness, and a combination of Partnership Common Units, Class D Units and Special Units. The transaction is valued at approximately $980 million. The Partnership will also acquire the stock of Heritage Holdings, Inc., which owns approximately 4.4 million common units of the Partnership for $100 million. La Grange Energy, L.P. will also purchase U.S. Propane, L.P., the General Partner of the Partnership, and U.S. Propane, L.L.C. from subsidiaries of AGL Resources, Atmos Energy Corporation, TECO Energy, Inc. and Piedmont Natural Gas Company, Inc.

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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                                  (PREDECESSOR)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (in thousands, except per unit and unit data)

                                                                 For the Period
                                                                 Ended August 9,
                                                                      2000
                                                                   -----------
REVENUES:
   Retail fuel                                                     $   178,906
   Wholesale fuel                                                       35,145
   Liquids marketing                                                     4,300
   Other                                                                24,140
                                                                   -----------
     Total revenues                                                    242,491
                                                                   -----------
COSTS AND EXPENSES:
   Cost of products sold                                               136,462
   Cost of liquids marketing                                             4,283
   Operating expenses                                                   55,154
   Depreciation and amortization                                        17,143
   Selling, general and administrative                                   5,974
                                                                   -----------
     Total costs and expenses                                          219,016
                                                                   -----------
OPERATING INCOME                                                        23,475
OTHER INCOME (EXPENSE):
   Interest expense                                                    (17,664)
   Equity in earnings of affiliates                                        614
   Gain on disposal of assets                                              514
   Other                                                                    (3)
                                                                   -----------
INCOME BEFORE MINORITY INTERESTS                                         6,936
   Minority interests                                                     (432)
                                                                   -----------
NET INCOME                                                               6,504
GENERAL PARTNER'S INTEREST IN
   NET INCOME                                                               65
                                                                   -----------
LIMITED PARTNERS' INTEREST IN
   NET INCOME                                                      $     6,439
                                                                   ===========
BASIC NET INCOME  PER LIMITED
   PARTNER UNIT                                                    $      0.66
                                                                   ===========
BASIC WEIGHTED AVERAGE NUMBER OF
   UNITS OUTSTANDING                                                 9,712,927
                                                                   ===========
DILUTED NET INCOME  PER LIMITED
   PARTNER UNIT                                                    $      0.66
                                                                   ===========
DILUTED WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING                 9,788,093
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                                  (PREDECESSOR)

                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                        (in thousands, except unit data)

                                                                                                           Accumulated
                                           Number of Units                                                   Other        Total
                                      ------------------------     Common    Subordinated      General    Comprehensive  Partners'
                                        Common    Subordinated  Unitholders   Unitholders      Partner       Income       Capital
                                      ----------  ------------  -----------   -----------    ----------    ----------   ----------
BALANCE, AUGUST 31, 1999               5,825,674    2,777,207    $   17,077    $    1,809    $      176    $       --   $   19,062
Unit distribution                             --           --       (15,393)       (6,248)         (256)           --      (21,897)
Issuance of Restricted Common Units      184,030           --         4,064            --            --            --        4,064
Issuance of Common Units               1,200,000           --        24,054            --            --            --       24,054
General Partner contribution                  --           --            --            --           278            --          278
Conversion of Subordinated Units         925,736     (925,736)       (1,480)        1,480            --            --           --
Conversion of Phantom Units                4,500           --            29           (28)           (1)           --           --
Other                                         --           --           283            75             4            --          362
Other comprehensive income - net
  gain on hedging instruments                 --           --            --            --            --         3,289        3,289
Net income                                    --           --         5,246         1,193            65            --        6,504
                                      ----------   ----------    ----------    ----------    ----------    ----------   ----------
BALANCE, AUGUST 9, 2000                8,139,940    1,851,471    $   33,880    $   (1,719)   $      266    $    3,289   $   35,716
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES
                                  (PREDECESSOR)

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                                     For the
                                                                                   Period Ended
                                                                                     August 9,
                                                                                       2000
                                                                                     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $   6,504
     Reconciliation of net income to net cash provided by
       operating activities-
     Depreciation and amortization                                                      17,143
     Provision for losses on accounts receivable                                           328
     Gain on disposal of assets                                                           (514)
     Deferred compensation on restricted units                                             362
     Undistributed earnings of affiliates                                                 (654)
     Minority interests                                                                     91
     Changes in assets and liabilities, net of effect of acquisitions:
       Accounts receivable                                                              (7,138)
       Inventories                                                                      (5,627)
       Prepaid expenses                                                                   (541)
       Intangibles and other assets                                                       (851)
       Accounts payable                                                                  5,901
       Accrued and other current liabilities                                              (860)
                                                                                     ---------
         Net cash provided by operating activities                                      14,144
                                                                                     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired                                    (46,801)
   Capital expenditures                                                                (12,931)
   Proceeds from asset sales                                                             1,449
                                                                                     ---------
         Net cash used in investing activities                                         (58,283)
                                                                                     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                            159,070
   Principal payments on debt                                                         (116,918)
   Unit distribution                                                                   (21,897)
   Net proceeds from issuance of Common Units                                           24,054
   Capital contribution from General Partner                                               278
                                                                                     ---------
         Net cash provided by financing activities                                      44,587
                                                                                     ---------
INCREASE IN CASH                                                                           448
CASH, beginning of period                                                                1,679
                                                                                     ---------
CASH, end of period                                                                  $   2,127
                                                                                     =========
NONCASH FINANCING ACTIVITIES:
   Notes payable incurred on noncompete agreements                                   $   3,575
                                                                                     =========
   Issuance of restricted Common Units in connection with certain
acquisitions                                                                         $   4,064
                                                                                     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                          $  18,377
                                                                                     =========
   Other comprehensive income                                                        $   3,289
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

                                                          Period
                                                           Ended
                                                         August 9,
                                                           2000
                                                        ----------
BASIC NET INCOME PER LIMITED PARTNER UNIT:
Limited partners' interest in net income                $    6,439
                                                        ==========
Weighted average limited partner units                   9,712,927
                                                        ==========
Basic net income per limited partner unit               $     0.66
                                                        ==========
DILUTED NET INCOME PER LIMITED PARTNER UNIT:
Limited partners' interest in net income                $    6,439
                                                        ==========
Weighted average limited partner units                   9,712,927
Dilutive effect of Phantom Units                            75,166
                                                        ----------
Weighted average limited partner units, assuming
   dilutive effect of Phantom Units                      9,788,093
                                                        ==========
Diluted net income per limited partner unit             $     0.66
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

The following table presents financial information by segment for the period ended August 9, 2000:

                                       August 9,
                                         2000
                                      ---------
Gallons:
     Domestic retail fuel               170,891
     Domestic wholesale fuel              7,113
     Foreign wholesale fuel
         Affiliated                      63,390
         Unaffiliated                    75,514
     Elimination                        (63,390)
                                      ---------
         Total                          253,518
                                      =========

Revenues:
     Domestic retail fuel             $ 178,906
     Domestic wholesale fuel              4,342
     Foreign wholesale fuel
         Affiliated                      29,038
         Unaffiliated                    30,803
     Elimination                        (29,038)
     Liquids marketing                    4,300
     Other domestic revenues             24,140
                                      ---------
         Total                        $ 242,491
                                      =========

Operating Income:
     Domestic retail fuel             $  27,670
     Domestic wholesale fuel                259
     Foreign wholesale fuel
         Affiliated                         541
         Unaffiliated                     1,528
     Elimination                           (541)
     Liquids marketing                       (8)
                                      ---------
     Total                            $  29,449
                                      =========

Depreciation and amortization:
     Domestic retail fuel             $  17,105
     Domestic wholesale fuel                 31
     Foreign wholesale fuel                   7
                                      ---------
         Total                        $  17,143
                                      =========

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

11. QUARTERLY FINANCIAL DATA (UNAUDITED):

The retail propane distribution business is largely seasonal due to propane's use as a heating source in residential and commercial buildings. Historically, approximately two-thirds of Predecessor Heritage's retail propane volume and more than 80% of the EBITDA, as adjusted is attributable to sales during the six-month peak-heating season of October through March. Consequently, sales and operating profits are concentrated in Predecessor Heritage's first and second fiscal quarters. Cash flow from operations, however, is greatest during the second and third fiscal quarters when customers pay for propane purchased during the six-month peak-heating season.

Fiscal 2000:                                    Quarter Ended
                                  -----------------------------------------        Period Ended
                                  November 30      February 28       May 31          August 9,
                                  -----------      -----------       ------          ---------
Revenues                           $ 51,890         $102,160        $ 57,224         $ 31,217
Operating income (loss)               3,430           21,253           2,732           (3,940)
Net income (loss)                      (808)          16,971          (2,198)          (7,461)

Net income (loss) per unit-
  basic and diluted                   (0.09)            1.70           (0.22)           (0.72)

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

         Exhibit
         Number          Description
         ------          -----------
(1)      3.1             Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(10)     3.1.1           Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(16)     3.1.2           Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(19)     3.1.3           Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(19)     3.1.4           Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(1)      3.2             Agreement of Limited Partnership of Heritage Operating, L.P.

(12)     3.2.1           Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

(19)     3.2.2           Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

(18)     3.3             Amended Certificate of Limited Partnership of Heritage Propane Partners, L.P.

(18)     3.4             Amended Certificate of Limited Partnership of Heritage Operating, L.P.

(20)     4.1             Registration Rights Agreement for Limited Partner Interests of Heritage Propane Partners, L.P.

(7)      10.1            First Amended and Restated Credit Agreement with Banks Dated May 31, 1999

(8)      10.1.1          First Amendment to the First Amended and Restated Credit Agreement dated as of October 15, 1999

(9)      10.1.2          Second Amendment to First Amended and Restated Credit Agreement dated as of May 31, 2000

(10)     10.1.3          Third Amendment dated as of August 10, 2000 to First Amended and Restated Credit Agreement

(13)     10.1.4          Fourth Amendment to First Amended and Restated Credit Agreement dated as of December 28, 2000

(16)     10.1.5          Fifth Amendment to First Amended and Restated Credit Agreement dated as of July 16, 2001

(1)      10.2            Form of Note Purchase Agreement (June 25, 1996)

         Exhibit
         Number          Description
         ------          -----------
(3)      10.2.1          Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996

(4)      10.2.2          Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997

(6)      10.2.3          Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998

(8)      10.2.4          Second Amendment Agreement dated September 1, 1999 to June 25, 1996 Note Purchase Agreement

(11)     10.2.5          Third Amendment Agreement dated May 31, 2000 to June 25, 1996 Note Purchase Agreement and November 19,
                         1997 Note Purchase Agreement

(10)     10.2.6          Fourth Amendment Agreement dated August 10, 2000 to June 25, 1996 Note Purchase Agreement and November
                         19, 1997 Note Purchase Agreement

(13)     10.2.7          Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement,
                         November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement

(1)      10.3            Form of Contribution, Conveyance and Assumption Agreement among Heritage Holdings, Inc., Heritage
                         Propane Partners, L.P. and Heritage Operating, L.P.

(1)      10.6            Restricted Unit Plan

(4)      10.6.1          Amendment of Restricted Unit Plan dated as of October 17, 1996

(12)     10.6.2          Amended and Restated Restricted Unit Plan dated as of August 10, 2000

(18)     10.6.3          Second Amended and Restated Restricted Unit Plan dated as of February 4, 2002

(12)     10.7            Employment Agreement for James E. Bertelsmeyer dated as of August 10, 2000

(18)     10.7.1          Consent to Assignment of Employment Agreement for James E. Bertelsmeyer dated February 3, 2002

(**)     10.7.2          Amendment 1 of Employment Agreement for James E. Bertelsmeyer dated August 10, 2002

(12)     10.8            Employment Agreement for R. C. Mills dated as of August 10, 2000

(18)     10.8.1          Consent to Assignment of Employment Agreement for R.C. Mills dated February 3, 2002

(12)     10.9            Employment Agreement for Larry J. Dagley dated as of August 10, 2000

(18)     10.9.1          Consent to Assignment of Employment Agreement for Larry J. Dagley dated February 3, 2002

(12)     10.10           Employment Agreement for H. Michael Krimbill dated as of August 10, 2000

(18)     10.10.1         Consent to Assignment of Employment Agreement for H. Michael Krimbill dated February 3, 2002

(12)     10.11           Employment Agreement for Bradley K. Atkinson dated as of August 10, 2000

         Exhibit
         Number          Description
         ------          -----------
(18)     10.11.1         Consent to Assignment of Employment Agreement for Bradley K. Atkinson dated February 3, 2002

(7)      10.12           First Amended and Restated Revolving Credit Agreement between Heritage Service
                         Corp. and Banks Dated May 31, 1999

(16)     10.12.1         First Amendment to First Amended and Restated Revolving Credit Agreement, dated October 15, 1999

(16)     10.12.2         Second Amendment to First Amended and Restated Revolving Credit Agreement, dated August 10, 2000

(16)     10.12.3         Third Amendment to First Amended and Restated Revolving Credit Agreement, dated December 28, 2000

(16)     10.12.4         Fourth Amendment to First Amended and Restated Revolving Credit Agreement, dated July 16, 2001

(12)     10.13           Employment Agreement for Mark A. Darr dated as of August 10, 2000

(18)     10.13.1         Consent to Assignment of Employment Agreement for Mark A. Darr dated February 3, 2002

(12)     10.14           Employment Agreement for Thomas H. Rose dated as of August 10, 2000

(18)     10.14.1         Consent to Assignment of Employment Agreement for Thomas H. Rose dated February 3, 2002

(12)     10.15           Employment Agreement for Curtis L. Weishahn dated as of August 10, 2000

(18)     10.15.1         Consent to Assignment of Employment Agreement for Curtis L. Weishahn dated February 3, 2002

(5)      10.16           Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1         Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement

(8)      10.16.2         Second Amendment Agreement dated September 1, 1999 to November 19, 1997 Note Purchase Agreement and June
                         25, 1996 Note Purchase Agreement

(9)      10.16.3         Third Amendment Agreement dated May 31, 2000 to November 19, 1997 Note Purchase Agreement and June 25,
                         1996 Note Purchase Agreement

(10)     10.16.4         Fourth Amendment Agreement dated August 10, 2000 to November 19, 1997 Note Purchase Agreement and June
                         25, 1996 Note Purchase Agreement

(13)     10.16.5         Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement,
                         November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement

(10)     10.17           Contribution Agreement dated June 15, 2000 among U.S. Propane, L.P., Heritage Operating, L.P. and
                         Heritage Propane Partners, L.P.

(10)     10.17.1         Amendment dated August 10, 2000 to June 15, 2000 Contribution Agreement

         Exhibit
         Number          Description
         ------          -----------
(10)     10.18           Subscription Agreement dated June 15, 2000 between Heritage Propane Partners, L.P. and individual investors

(10)     10.18.1         Amendment dated August 10, 2000 to June 15, 2000 Subscription Agreement

(16)     10.18.2         Amendment Agreement dated January 3, 2001 to the June 15, 2000 Subscription Agreement.

(17)     10.18.3         Amendment Agreement dated October 5, 2001 to the June 15, 2000 Subscription
                         Agreement.

(10)     10.19           Note Purchase Agreement dated as of August 10, 2000

(13)     10.19.1         Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement,
                         November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement

(14)     10.19.2         First Supplemental Note Purchase Agreement dated as of May 24, 2001 to the August 10, 2000 Note Purchase
                         Agreement

(15)     10.20           Stock Purchase Agreement dated as of July 5, 2001 among the shareholders of ProFlame, Inc. and Heritage
                         Holdings, Inc.

(15)     10.21           Stock Purchase Agreement dated as of July 5, 2001 among the shareholders of Coast Liquid Gas, Inc. and
                         Heritage Holdings, Inc.

(15)     10.22           Agreement and Plan of Merger dated as of July 5, 2001 among California Western Gas Company, the Majority
                         Stockholders of California Western Gas Company signatories thereto, Heritage Holdings, Inc. and
                         California Western Merger Corp.

(15)     10.23           Agreement and Plan of Merger dated as of July 5, 2001 among Growth Properties, the Majority Shareholders signatories thereto, Heritage Holdings, Inc. and Growth Properties Merger Corp.

(15)     10.24           Asset Purchase Agreement dated as of July 5, 2001 among L.P.G. Associates, the Shareholders of L.P.G.
                         Associates and Heritage Operating, L.P.

(15)     10.25           Asset Purchase Agreement dated as of July 5, 2001 among WMJB, Inc., the Shareholders of WMJB, Inc. and
                         Heritage Operating, L.P.

(15)     10.25.1         Amendment to Asset Purchase Agreement dated as of July 5, 2001 among WMJB, Inc., the Shareholders of
                         WMJB, Inc. and Heritage Operating, L.P.

(18)     10.26           Assignment, Conveyance and Assumption Agreement between U.S. Propane, L.P. and Heritage Holdings, Inc., as the former General Partner of Heritage Propane Partners, L.P. dated as of February 4, 2002

(18)     10.27           Assignment, Conveyance and Assumption Agreement between U.S. Propane, L.P. and Heritage Holdings, Inc., as the former General Partner of Heritage Operating, L.P., dated as of February 4, 2002

(**)     21.1            List of Subsidiaries

(*)      23.3            Consent of Grant Thornton LLP

         Exhibit
         Number          Description
         ------          -----------
(*)      31.1            Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(*)      31.2            Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(*)      32.1            Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.

(*)      32.2            Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002.

(*)      99.1            Financial Statements of U.S. Propane, L.P. as of August 31, 2002

(**)     99.2            Financial Statements of Bi-State Propane Partnership

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

(20) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 8-K dated February 4, 2002.


(*)    Filed herewith.

(**)   Filed with the November 27, 2002 Original Filing.