Form 10-Q/A
period 2002-11-30
HERITAGE PROPANE PARTNERS L P
filed 2003-11-26
CIK 1012569

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

FOR THE TRANSITION PERIOD FROM  ___________ to

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

                                 (918)492-7272
              (Registrant's telephone number, including area code)

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

                                EXPLANATORY NOTE

         We are filing this Amendment on Form 10-Q/A in conjunction with the filing of a Registration Statement on Form S-3 (File No. 333-107324). That Registration Statement incorporates our quarterly report on Form 10-Q for the quarterly period ended November 30, 2003, originally filed on January 14, 2003 (the "Original Filing"). This Form 10-Q/A amends and restates in its entirety our quarterly report on Form 10-Q for the quarterly period ended November 30, 2003.

         This Amendment makes certain changes in the form of additional or supplemental disclosures as follows:

         - Part I--Item 1. Financial Information and Notes to Consolidated Financial Statements, pages 2-16: As described in
                  Note 2 to the Consolidated Financial Statements, we have revised our previously reported Consolidated Statements of Operations for the three months ended November 30, 2003 and 2002 and have made corresponding revisions to the Notes to Consolidated Financial Statements to make the presentations required by EITF 02-3. This information was previously shown in the Consolidated Statements of Operations on a gross basis in the separately presented line items of "Revenues-liquids marketing", "Revenues--other" and "Costs and expenses--liquids marketing", and is now presented on a net basis in a single line item as "Liquids marketing, net". The revisions had no effect on previously reported Operating Income or Net Income. In addition, we have provided additional and supplemental information regarding (i) the recording (loss) of the minority interests of all partially owned subsidiaries, (ii) a description of our Costs and Expenses, (iii) quarterly distributions, (iv) Heritage's buying and selling of derivative financial instruments and liquids marketing contracts, and (v) our adoption of EITF 02-3.

         - We have revised our previously reported Consolidated Balance Sheet as of November 30, 2002 and the related Consolidated Statements of Operations, Other Comprehensive Income (Loss), Partners' Capital, and Cash Flows for the three months ended November 30, 2002 and have made corresponding revisions to the Notes to Consolidated Financial Statements to reflect the adoption of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-based Compensation (SFAS 123) effective as of September 1, 2002. During the fourth quarter of 2003, Heritage adopted the fair value recognition provisions following the modified prospective method of adoption described in Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS
                  148). Following adoption, deferred compensation expense that is recognized will be the same as that which would have been recognized had the fair value recognition provisions of SFAS 123 been applied to all awards granted under the Restricted Unit Plan and the Long Term Incentive Plan granted after its original effective date. Results from prior years have not been restated. It was our decision to adopt this preferable method of accounting for our stock-based employee compensation plans, as we believe it provides a better measurement of our compensation costs.

         - Part I--Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, pages 19-22: We have revised to provide additional or supplemental disclosures about results of operations, the terms of our credit agreements and our long-term debt and other contractual obligations, our adoption of EITF 02-3, the recording of the minority interests of all partially owned subsidiaries and Heritage's buying and selling of derivative financial instruments. Additionally, we have retitled "EBITDA" as "EBITDA, as adjusted" and made clarifications regarding how we calculate EBITDA, as adjusted. These revisions did not change how we calculate EBITDA, as adjusted, and it is calculated in the same manner as we have historically presented such information.

         - Part I--Item 3. Quantitative and Qualitative Disclosure about Market Risk, pages 23-25: We have provided additional or supplemental disclosures about Heritage's buying and selling of derivative financial instruments and liquids marketing contracts,

         This report continues to speak as of the date of the Original Filing, and we have not updated the disclosure in this report to speak as of a later date. All information contained in this report and the Original Filing is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

                                   FORM 10-Q/A

                         HERITAGE PROPANE PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                         Pages
                                                                         -----
PART I        FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS (Unaudited)

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

              Consolidated Balance Sheets -
                    November 30, 2002 and August 31, 2002.............     1

              Consolidated Statements of Operations -
                    Three months ended November 30, 2002 and 2001.....     2

              Consolidated Statements of Comprehensive Income -
                    Three months ended November 30, 2002 and 2001.....     3

              Consolidated Statement of Partners' Capital
                    Three months ended November 30, 2002..............     4

              Consolidated Statements of Cash Flows
                    Three months ended November 30, 2002 and 2001.....     5

              Notes to Consolidated Financial Statements..............     6

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS...............    16

    ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK.......................................    24

    ITEM 4.   CONTROLS AND PROCEDURES.................................    27

PART II                             OTHER INFORMATION

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K........................    28

    SIGNATURE

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)
                                   (unaudited)

                                                                     November 30,     August 31,
                                                                        2002             2002
                                                                     ------------    ------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                        $      5,223    $      4,596
    Marketable securities                                                   2,559           2,559
    Accounts receivable, net of allowance for doubtful accounts            57,619          30,898
    Inventories                                                            53,267          48,187
    Assets from liquids marketing                                             813           2,301
    Prepaid expenses and other                                              8,451           6,846
                                                                     ------------    ------------
        Total current assets                                              127,932          95,387

PROPERTY, PLANT AND EQUIPMENT, net                                        402,567         400,044
INVESTMENT IN AFFILIATES                                                    8,072           7,858
GOODWILL, net of amortization prior to adoption of SFAS No. 142           156,258         155,735
INTANGIBLES AND OTHER ASSETS, net                                          56,491          58,240
                                                                     ------------    ------------

        Total assets                                                 $    751,320    $    717,264
                                                                     ============    ============

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
    Working capital facility                                         $     52,800    $     30,200
    Accounts payable                                                       56,903          40,929
    Accounts payable to related companies                                   4,558           5,002
    Accrued and other current liabilities                                  28,505          23,962
    Liabilities from liquids marketing                                        772           1,818
    Current maturities of long-term debt                                   22,628          20,158
                                                                     ------------    ------------
        Total current liabilities                                         166,166         122,069

LONG-TERM DEBT,  less current maturities                                  418,607         420,021
MINORITY INTERESTS                                                          3,528           3,564
                                                                     ------------    ------------

        Total liabilities                                                 588,301         545,654
                                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
    Common Unitholders (15,816,347 and 15,815,847 units issued and outstanding at November 30, 2002 and August 31, 2002,
        respectively)                                                     165,175         173,677
    Class C Unitholders (1,000,000 units issued and outstanding at
        November 30, 2002 and August 31, 2002)                                  -               -
    General Partner                                                         1,496           1,585
    Accumulated other comprehensive loss                                   (3,652)         (3,652)
                                                                     ------------    ------------
        Total partners' capital                                           163,019         171,610
                                                                     ------------    ------------

        Total liabilities and partners' capital                      $    751,320    $    717,264
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per unit and unit data)
                                   (unaudited)

                                                             Three Months
                                                          Ended November 30,
                                                     ----------------------------
                                                         2002            2001
                                                     ------------    ------------
REVENUES:
    Retail fuel                                      $     84,050    $     83,200
    Wholesale fuel                                         11,348          12,593
    Liquids marketing, net                                    707          (3,325)
    Other                                                  17,355          15,490
                                                     ------------    ------------
        Total revenues                                    113,460         107,958
                                                     ------------    ------------

COSTS AND EXPENSES:
    Cost of products sold                                  57,020          60,235
    Operating expenses                                     33,392          31,844
    Depreciation and amortization                           9,266           9,058
    Selling, general and administrative                     2,856           2,951
                                                     ------------    ------------
        Total costs and expenses                          102,534         104,088
                                                     ------------    ------------

OPERATING INCOME                                           10,926           3,870

OTHER INCOME (EXPENSE):
    Interest expense                                       (9,297)         (9,216)
    Equity in earnings of affiliates                          213             129
    Gain on disposal of assets                                 67             467
    Other                                                    (278)            (98)
                                                     ------------    ------------

INCOME (LOSS) BEFORE MINORITY INTERESTS                     1,631          (4,848)

    Minority interests                                       (127)             69
                                                     ------------    ------------

NET INCOME (LOSS)                                           1,504          (4,779)

GENERAL PARTNER'S INTEREST IN  NET
    INCOME (LOSS)                                             233             168
                                                     ------------    ------------

LIMITED PARTNERS' INTEREST IN NET INCOME (LOSS)      $      1,271    $     (4,947)
                                                     ============    ============

BASIC NET INCOME (LOSS) PER LIMITED PARTNER UNIT     $       0.08    $      (0.32)
                                                     ============    ============

BASIC AVERAGE NUMBER OF UNITS OUTSTANDING              15,816,347      15,644,580
                                                     ============    ============

DILUTED NET INCOME (LOSS) PER LIMITED PARTNER UNIT   $       0.08    $      (0.32)
                                                     ============    ============

DILUTED AVERAGE NUMBER OF UNITS OUTSTANDING            15,848,698      15,644,580
                                                     ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            (in thousands, unaudited)

                                                           Three Months Ended
                                                              November 30,
                                                         ----------------------
                                                           2002         2001
                                                         ---------    ---------
Net income (loss)                                        $   1,504    $  (4,779)

Other comprehensive income (loss)
    Reclassification adjustment for losses or
        gains on derivative instruments included
        in net income                                            -       (2,755)
    Change in value of available-for-sale
        securities                                               -          377
                                                         ---------    ---------

    Comprehensive income (loss)                          $   1,504    $  (7,157)
                                                         =========    =========

RECONCILIATION OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Balance, beginning of period                             $  (3,652)   $  (6,541)

Current period reclassification to
    earnings                                                     -        1,590
Current period change                                            -       (2,378)
                                                         ---------    ---------

Balance, end of period                                   $  (3,652)   $  (7,329)
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                        (in thousands, except unit data)
                                   (unaudited)

                                            Number of Units                                          Accumulated
                                         ----------------------                                         Other
                                                                                         General    Comprehensive
                                           Common      Class C      Common     Class C   Partner        Loss            Total
                                         ----------   ---------   ----------   -------   -------   ---------------   ------------
BALANCE, AUGUST 31, 2002                 15,815,847   1,000,000   $  173,677   $     -   $ 1,585   $        (3,652)  $    171,610

Unit distribution                                 -           -      (10,082)        -      (322)                -        (10,404)

Conversion of phantom units                     500           -            -         -         -                 -              -

Other                                             -           -          309         -         -                 -            309

Net change in accumulated other
  comprehensive income per
  accompanying statements                         -           -            -         -         -                 -              -

Net income                                        -           -        1,271         -       233                 -          1,504
                                         ----------   ---------   ----------   -------   -------   ---------------   ------------

BALANCE, NOVEMBER 30, 2002               15,816,347   1,000,000   $  165,175   $     -   $ 1,496   $        (3,652)  $    163,019
                                         ==========   =========   ==========   =======   =======   ===============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                              Three Months Ended
                                                                                 November 30,
                                                                            ----------------------
                                                                              2002         2001
                                                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                       $   1,504    $  (4,779)
        Reconciliation of net income (loss) to net cash provided by
           (used in) operating activities-
        Depreciation and amortization                                           9,266        9,058
        Provision for loss on accounts receivable                                 234          350
        Gain on disposal of assets                                                (67)        (467)
        Deferred compensation on restricted units and long-term
           incentive plan                                                         309          487
        Undistributed earnings of affiliates                                     (213)        (146)
        Minority interests                                                        (36)        (213)
        Changes in assets and liabilities, net of effect of acquisitions:
           Accounts receivable                                                (26,887)     (17,508)
           Inventories                                                         (4,938)     (13,297)
           Assets from liquids marketing                                        1,488         (347)
           Prepaid and other expenses                                          (1,558)       8,801
           Intangibles and other assets                                           (64)        (182)
           Accounts payable                                                    15,830       17,083
           Accounts payable to related companies                                 (444)       1,663
           Accrued and other current liabilities                                4,280       (2,621)
           Liabilities from liquids marketing                                  (1,046)       2,206
                                                                            ---------    ---------
               Net cash provided by (used in) operating activities             (2,342)          88
                                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid for acquisitions, net of cash acquired                           (1,603)      (7,344)
    Capital expenditures                                                       (9,652)      (9,792)
    Proceeds from the sale of assets                                            1,491        1,116
                                                                            ---------    ---------
               Net cash used in investing activities                           (9,764)     (16,020)
                                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                   48,750       56,265
    Principal payments on debt                                                (25,613)     (27,672)
    Unit distributions                                                        (10,404)     (10,059)
    Other                                                                           -          (49)
                                                                            ---------    ---------
               Net cash provided by financing activities                       12,733       18,485
                                                                            ---------    ---------

INCREASE IN CASH AND CASH
    EQUIVALENTS                                                                   627        2,553

CASH AND CASH EQUIVALENTS, beginning of period                                  4,596        5,620
                                                                            ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                                    $   5,223    $   8,173
                                                                            =========    =========
NONCASH FINANCING ACTIVITIES:
    Notes payable incurred on noncompete agreements                         $     519    $     165
                                                                            =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
    Cash paid during the period for interest                                $   7,247    $   7,741
                                                                            =========    =========

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

REVENUE RECOGNITION

Sales of propane, propane appliances, parts, and fittings are recognized at the later of the time of delivery of the product to the customer or the time of sale or installation. Revenue from service labor is recognized upon completion of the service and tank rent is recognized ratably over the period it is earned. The Partnership does not separately charge shipping and handling costs to customers.

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

ACCOUNTS RECEIVABLE

Heritage grants credit to its customers for the purchase of propane and propane-related products. Accounts receivable consisted of the following:

                                         November 30,    August 31,
                                             2002           2002
                                         ------------   ------------
Accounts receivable                      $     60,129   $     33,402
Less - allowance for doubtful accounts          2,510          2,504
                                         ------------   ------------
       Total, net                        $     57,619   $     30,898
                                         ============   ============

The activity in the allowance for doubtful accounts consisted of the following:

                                            For the three months ended
                                            ----------------------------
                                            November 30,    November 30,
                                                2002            2001
                                            ------------    ------------
Balance, beginning of the period            $      2,504    $      3,576
Provision for loss on accounts receivable            234             350
Accounts receivable written off, net of
   recoveries                                       (228)           (359)
                                            ------------    ------------
Balance, end of period                      $      2,510    $      3,567
                                            ============    ============

INVENTORIES

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using weighted-average cost of fuel delivered to the customer service locations and includes storage fees and inbound freight costs, while the cost of appliances, parts, and fittings is determined by the first-in, first-out method. Inventories consisted of the following:

                                 November 30,    August 31,
                                    2002            2002
                                 ------------   ------------
Fuel                             $     43,751   $     38,523
Appliances, parts and fittings          9,516          9,664
                                 ------------   ------------
    Total inventories            $     53,267   $     48,187
                                 ============   ============

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

                                                          Three Months Ended
                                                            November 30,
                                                     ---------------------------
                                                        2002            2001
                                                        ----            ----
BASIC NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Limited Partners' interest in net income (loss)      $      1,271   $     (4,947)
                                                     ------------   ------------

Weighted average limited partner units                 15,816,347     15,644,580
                                                     ============   ============

Basic net income (loss) per limited partner unit     $       0.08   $      (0.32)
                                                     ============   ============

                                                          Three Months Ended
                                                             November 30,
                                                     ---------------------------
                                                         2002           2001
                                                         ----           ----
DILUTED NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Limited partners' interest in net income (loss)      $      1,271   $     (4,947)
                                                     ============   ============

Weighted average limited partner units                 15,816,347     15,644,580
Dilutive effect of phantom units (a)                       32,351              -
                                                     ------------   ------------
Weighted average limited partner units,  assuming
   dilutive effect of phantom units                    15,848,698     15,644,580
                                                     ============   ============

Diluted net income (loss) per limited partner unit   $       0.08   $      (0.32)
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

On October 15, 2002, a quarterly distribution of $0.6375 per unit, or $2.55 annually, was paid to Unitholders of record at the close of business on October 8, 2002 and to the General Partner for its general partner interest in the Partnership, its minority interest, and its Incentive Distribution Rights. On December 18, 2002, the Partnership declared a cash distribution for the first quarter ended November 30, 2002 of $0.6375 per unit, or $2.55 per unit annually, payable on January 14, 2003 to Unitholders of record at the close of business on December 30, 2002. These quarterly distributions include incentive distributions payable to the General Partner to the extent the quarterly distribution exceeds $0.55 per unit. The total amount of distributions for the first quarter ended November 30, 2002 on Common Units, the general partner interests and the Incentive Distribution Rights totaled $10.1 million, $0.2 million and $0.2 million, respectively. All such distributions were made from Available Cash from Operating Surplus.

STOCK BASED COMPENSATION PLANS

During the fourth quarter of 2003, Heritage adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-based Compensation (SFAS 123) effective as of September 1, 2002. Heritage adopted the fair value recognition provisions following the modified prospective method of adoption described in Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS
148). Following adoption, deferred compensation expense that is recognized in the financial statements will be the same as that which would have been recognized had the fair value recognition provisions of SFAS 123 been applied to all awards under the Restricted Unit Plan and the Long Term Incentive Plan granted after October 1, 1995.

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

The issuance of the Common Units pursuant to the Restricted Unit Plan is intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation in respect of the Common Units. Therefore, no consideration will be payable by the plan participants upon vesting and issuance of the Common Units. As of November 30, 2002, 41,400 restricted units were outstanding and 15,800 were available for grants to non-employee directors and key employees.

Deferred compensation expense of $81 was recognized for the three months ended November 30, 2002. For the three months ended November 30, 2001, Heritage followed the disclosure only provisions of SFAS 123, as amended by SFAS 148 and APB Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). Under APB 25, the Restricted Unit Plan was classified as a variable plan so that an estimate of compensation was required based on a combination of the fair market value of the Common Units as of the end of the reporting period and an assessment of meeting certain performance criteria. Deferred compensation expense of $98 was recognized for three months ended November 30, 2001 on the units based on the fair value of such units at the end of the period.

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

Deferred compensation expense on this plan of $228 was recognized for the three months ended November 30, 2002. For the three months ended November 30, 2001, Heritage followed the disclosure only provisions of SFAS 123, as amended by SFAS 148, and APB 25. Under APB 25, the Long Term Incentive Plan was classified as a variable plan so that an estimate of compensation was required based on a combination of the fair market value of the Common Units as of the end of the reporting period and an assessment of meeting certain performance criteria. Deferred compensation expense on this plan of $389 was recognized for the three months ended November 30, 2001 based on the fair value of such units at the end of the period. The expense was determined based on the Partnership achieving the minimum award available under the plan.

SFAS 123 requires that significant assumptions be used during the year to estimate the fair value, which includes the risk-free interest rate used, the expected life of the grants under each of the plans, the expected volatility, and the expected distributions on each of the grants. Heritage assumed a weighted average risk free interest rate of 5.72% for the three months ended November 30, 2002 and 5.90% for the three months ended November 20, 2001 in estimating the present value of the future cash flows of the distributions during the vesting period on the measurement date of each grant. Annual average cash distributions at the grant date were estimated to be $2.39 for the three months ended November 30, 2002, and $2.47 for the three months ended November 30, 2001. The expected life of each grant is assumed to be the minimum vesting period under certain performance criteria of each grant. The following table illustrates the effect on limited partners' interest in net income (loss) and the basic and diluted net income (loss) per limited partner unit if Heritage had applied the fair value recognition provisions of SFAS 123 to the Restricted Unit Plan and the Long-Term Incentive Plan for all periods presented.

NET INCOME (LOSS) PER LIMITED
   PARTNER UNIT:                                                                   November 30,
                                                                              2002           2001
                                                                          ------------     ------------
Limited partners' interest in net income (loss)                           $      1,271     $     (4,947)
Add:  Deferred compensation expense net of General Partner's and minority interest included in limited partners' interest in net
   income (loss)                                                                   304              477
Deduct:  Deferred compensation expense net of General Partner's and minority interest determined under the fair value based
   method                                                                         (304)            (292)
                                                                          ------------     ------------

Pro forma limited partners' interest in net income (loss)                 $      1,271     $     (4,762)
                                                                          ============     ============

Weighted average limited partner units                                      15,816,347       15,644,580
                                                                          ============     ============

Basic net income (loss) per limited partner unit as reported              $       0.08     $      (0.32)
                                                                          ============     ============

Basic net income (loss) per limited partner unit pro forma                $       0.08     $      (0.30)
                                                                          ============     ============

Weighted average limited partner units, assuming dilutive effect
   of Phantom Units                                                         15,848,698       15,644,580
                                                                          ============     ============

Diluted net income (loss) per limited partner unit as reported
                                                                          $       0.08     $      (0.32)
                                                                          ============     ============

Diluted net income (loss) per limited partner unit proforma               $       0.08     $      (0.30)
                                                                          ============     ============

As stated above, during the fourth quarter of 2003, Heritage adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-based Compensation (SFAS 123) effective as of September 1, 2002. Accordingly, the following information compares the originally reported consolidated statement of operations, reclassified for the adoption of EITF 02-3 for the three months ended November 30, 2002 and as adjusted for the adoption of SFAS 123:

                                                                        As adjusted
                                                                          for the
                                                       As originally    adoption of
                                                         reported         SFAS 123
REVENUES:
   Retail fuel                                         $      84,050    $     84,050
   Wholesale fuel                                             11,348          11,348
   Liquids marketing, net                                        707             707
   Other                                                      17,355          17,355
                                                       -------------    ------------
     Total revenues                                          113,460         113,460
                                                       -------------    ------------

COSTS AND EXPENSES:
   Cost of products sold                                      57,020          57,020
   Operating expenses                                         33,425          33,392
   Depreciation and amortization                               9,266           9,266
   Selling, general and administrative                         3,192           2,856
                                                       -------------    ------------
     Total costs and expenses                                102,903         102,534
                                                       -------------    ------------

OPERATING INCOME                                              10,557          10,926

OTHER INCOME (EXPENSE):
   Interest expense                                           (9,297)         (9,297)
   Equity in earnings of affiliates                              213             213
   Gain on disposal of assets                                     67              67
   Other                                                        (278)           (278)
                                                       -------------    ------------

INCOME (LOSS) BEFORE MINORITY INTERESTS                        1,262           1,631

   Minority interests                                           (123)           (127)
                                                       -------------    ------------

NET INCOME (LOSS)                                              1,139           1,504


GENERAL PARTNER'S INTEREST IN  NET  INCOME (LOSS)
                                                                 229             233
                                                       -------------    ------------

LIMITED PARTNERS' INTEREST IN NET   INCOME (LOSS)      $         910    $      1,271
                                                       =============    ============

BASIC NET INCOME (LOSS) PER LIMITED PARTNER UNIT       $        0.06    $       0.08
                                                       =============    ============

BASIC AVERAGE NUMBER OF UNITS OUTSTANDING                 15,816,347      15,816,347
                                                       =============    ============

DILUTED NET INCOME (LOSS) PER LIMITED PARTNER UNIT     $        0.06    $       0.08
                                                       =============    ============

DILUTED AVERAGE NUMBER OF UNITS OUTSTANDING               15,848,698      15,848,698
                                                       =============    ============

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Heritage applies Financial Accounting Standards Board ("FASB") Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 requires that all derivatives be recognized in the balance sheet as either an asset or liability measured at fair value. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations. During the three months ended November 30, 2001, Heritage reclassified into earnings through cost of products sold, a loss of $1,590 that was previously reported in accumulated other comprehensive loss. There were no such financial instruments outstanding as of November 30, 2002.

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

The adoption of EITF 02-3 requires that realized and unrealized gains and losses be shown net for all periods presented. The following table summarizes the amounts that have been reclassified in the statement of operations:

                                              For the Three Months Ended
                                                      November 30,
                                                 2002           2001
                                              ----------     ----------
Revenue - liquids marketing                   $   60,730     $   50,820
Costs and expenses - liquids marketing           (60,023)       (54,145)
                                              ----------     ----------
     Net, as reclassified                     $      707     $   (3,325)
                                              ==========     ==========

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

4.       REPORTABLE SEGMENTS:

The Partnership's financial statements reflect four reportable segments: the domestic retail operations of Heritage, the domestic wholesale operations of Heritage, the foreign wholesale operations of MP Energy Partnership, and the liquids marketing activities of Resources. Heritage's reportable domestic and wholesale fuel segments are strategic business units that sell products and services to retail and wholesale customers. Intersegment sales by the foreign wholesale segment to the domestic segment are priced in accordance with the partnership agreement of MP Energy Partnership. Heritage manages these segments separately as each segment involves different distribution, sale, and marketing strategies. Heritage evaluates the performance of its operating segments based on operating income, exclusive of selling, general, and administrative expenses of $2,856 and $2,951 for the three months ended November 30, 2002 and 2001, respectively. Selling, general and administrative expenses, interest expense and other expenses are not allocated by segment. Investment in affiliates and equity in earnings (losses) of affiliates relates primarily to Heritage's investment in Bi-State Propane (see Note 6), and is part of the domestic retail fuel segment. The following table presents the unaudited financial information by segment for the following periods:

                                           For the Three Months ended
                                                   November 30,
                                           ---------------------------
                                              2002            2001
                                           -----------     -----------
Gallons:
   Domestic retail fuel                         76,721          74,790
   Domestic wholesale fuel                       4,890           4,997
   Foreign wholesale fuel
     Affiliated                                 20,380          15,071
     Unaffiliated                               17,195          18,264
   Elimination                                 (20,380)        (15,071)
                                           -----------     -----------
       Total                                    98,806          98,051
                                           ===========     ===========

Revenues:
   Domestic retail fuel                    $    84,050     $    83,200
   Domestic wholesale fuel                       2,411           3,071
   Foreign wholesale fuel
     Affiliated                                 10,408           8,940
     Unaffiliated                                8,937           9,522
   Elimination                                 (10,408)         (8,940)
   Liquids marketing, net                          707          (3,325)
   Other                                        17,355          15,490
                                           -----------     -----------
       Total                               $   113,460     $   107,958
                                           ===========     ===========

Operating Income (Loss):
   Domestic retail                         $    13,437     $    10,523
   Domestic wholesale fuel                        (484)           (635)
   Foreign wholesale fuel
     Affiliated                                    110               -
     Unaffiliated                                  506             338
   Elimination                                    (110)              -
   Liquids marketing                               323          (3,405)
                                           -----------     -----------
       Total                               $    13,782     $     6,821
                                           ===========     ===========

Gain on Disposal of Assets:
   Domestic retail fuel                    $        80     $       216
   Domestic wholesale fuel                         (13)            251
                                           -----------     -----------
       Total                               $        67     $       467
                                           ===========     ===========

Minority Interest Expense:
   Corporate                               $        16     $       (99)
   Foreign wholesale                               111              30
                                           -----------     -----------
       Total                               $       127     $       (69)
                                           ===========     ===========


Depreciation and amortization:
   Domestic retail                         $     9,132     $     8,989
   Domestic wholesale                              129              64
   Foreign wholesale                                 5               5
                                           -----------     -----------
       Total                               $     9,266     $     9,058
                                           ===========     ===========

                                         As of            As of
                                      November 30,     August 31,
                                         2002             2002
                                      --------------  ------------
Total Assets:
   Domestic retail                    $    694,665    $    667,978
   Domestic wholesale                       14,891          14,372
   Foreign wholesale                        10,135          10,564
   Liquids Marketing                        16,169           6,919
   Corporate                                15,460          17,431
                                      ------------    ------------
         Total                        $    751,320    $    717,264
                                      ============    ============
Additions to property, plant and
equipment including acquisitions:
   Domestic retail fuel               $     10,995    $     39,904
   Domestic wholesale                           38               -
   Foreign wholesale                             -              46
   Corporate                                   143           1,441
                                      ------------    ------------
         Total                        $     11,176    $     41,391
                                      ============    ============

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

6.       SIGNIFICANT INVESTEE:

Heritage holds a 50% interest in Bi-State Propane. Heritage accounts for this 50% interest in Bi-State Propane under the equity method. Heritage's investment in Bi-State Propane totaled $7,691 and $7,485 at November 30, 2002 and August 31, 2002 respectively. Heritage did not receive any distributions from Bi-State Propane for the three months ended November 30, 2002 or 2001. On March 1, 2002, the Operating Partnership sold certain assets acquired in the ProFlame acquisition to Bi-State Propane for approximately $9,730 plus working capital. This sale was made pursuant to the provision in the Bi-State Propane partnership agreement that requires each partner to offer to sell any newly acquired businesses within Bi-State Propane's area of operations to Bi-State Propane. In conjunction with this sale, the Operating Partnership guaranteed $5 million of debt incurred by Bi-State Propane to a financial institution. Based on the current financial condition of Bi-State Propane, management considers the likelihood of Heritage incurring a liability resulting from the guarantee to be remote. Heritage has not recorded a liability on the balance sheets as of November 30, 2002 or August 31, 2002 for this guarantee because the guarantee was in effect prior to the issuance of FIN 45, and there have been no amendments to the original guarantee. Bi-State Propane's financial position is summarized below:

                                November 30,     August 31,
                                    2002            2002
                                ------------     ----------
Current assets                  $      3,776     $    3,321
Noncurrent assets                     22,701         23,105
                                ------------     ----------
                                $     26,477     $   26,426
                                ============     ==========

Current liabilities             $      2,974     $    3,344
Long-term debt                         9,450          9,450
Partners' capital:
     Heritage                          7,691          7,485
     Other partner                     6,362          6,147
                                ------------     ----------
                                $     26,477     $   26,426
                                ============     ==========

Bi-State Propane's results of operations for the three months ended November 30, 2002 and 2001, respectively are summarized below:

                                For the Three Months Ended
                                        November 30,
                                --------------------------
                                   2002             2001
                                -----------      ---------
Revenues                        $     4,641      $   2,860
Gross profit                          2,285          1,455

Net income:
     Heritage                           206            126
     Other Partner                      215            143

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

As stated above, during the fourth quarter of 2003, Heritage adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-based Compensation (SFAS 123) effective as of September 1, 2002. Accordingly, the following information compares the originally reported consolidated statement of operations, reclassified for the adoption of EITF 02-3 for the three months ended November 30, 2002 and as adjusted for the adoption of SFAS 123:

                                                                           As adjusted for
                                                        As Originally      the adoption of
                                                           Reported           SFAS 123
REVENUES:
   Retail fuel                                          $    84,050         $    84,050
   Wholesale fuel                                            11,348              11,348
   Liquids marketing, net                                       707                 707
   Other                                                     17,355              17,355
                                                        -----------         -----------
     Total revenues                                         113,460             113,460
                                                        -----------         -----------
COSTS AND EXPENSES:
   Cost of products sold                                     57,020              57,020
   Operating expenses                                        33,425              33,392
   Depreciation and amortization                              9,266               9,266
   Selling, general and administrative                        3,192               2,856
                                                        -----------         -----------
     Total costs and expenses                               102,903             102,534
                                                        -----------         -----------
OPERATING INCOME                                             10,557              10,926

OTHER INCOME (EXPENSE):
   Interest expense                                          (9,297)             (9,297)
   Equity in earnings of affiliates                             213                 213
   Gain on disposal of assets                                    67                  67
   Other                                                       (278)               (278)
                                                        -----------         -----------
INCOME (LOSS) BEFORE MINORITY INTERESTS                       1,262               1,631
   Minority interests                                          (123)               (127)
                                                        -----------         -----------
NET INCOME (LOSS)                                             1,139               1,504

GENERAL PARTNER'S INTEREST IN  NET INCOME (LOSS)                229                 233
                                                        -----------         -----------
LIMITED PARTNERS' INTEREST IN NET INCOME (LOSS)         $       910         $     1,271
                                                        ===========         ===========
BASIC NET INCOME (LOSS) PER LIMITED PARTNER UNIT        $      0.06         $      0.08
                                                        ===========         ===========
BASIC AVERAGE NUMBER OF UNITS OUTSTANDING                15,816,347          15,816,347
                                                        ===========         ===========
DILUTED NET INCOME (LOSS) PER LIMITED PARTNER UNIT      $      0.06         $      0.08
                                                        ===========         ===========
DILUTED AVERAGE NUMBER OF UNITS OUTSTANDING              15,848,698          15,848,698
                                                        ===========         ===========

THREE MONTHS ENDED NOVEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2001

         Volume. Total retail gallons sold in the three months ended November 30, 2002 were 76.7 million, an increase of 1.9 million over the 74.8 million gallons sold in the three months ended November 30, 2001. Of the 1.9 million gallon increase in volume, 1.6 million gallons reflects the benefits of the volume added through acquisitions and 0.3 million gallons from more favorable weather conditions in some of Heritage's areas of operations, offset by warmer than normal weather conditions in other areas of operations. Heritage also sold approximately 22.1 million wholesale gallons in this first quarter of fiscal 2003, a decrease of 1.2 million gallons from the 23.3 million wholesale gallons sold in the first quarter of fiscal 2002. U.S. wholesale gallons decreased 0.1 million gallons to 4.9 million gallons and the foreign volumes of MP Energy Partnership decreased 1.1 million gallons to 17.2 million for the first quarter.

         Revenues. Total revenues for the three months ended November 30, 2002 were $113.5 million, an increase of $5.5 million, as compared to $108.0 million in the three months ended November 30, 2001. The current period's domestic retail propane revenues increased $0.8 million to $84.0 million versus the prior year's revenues of $83.2 million due to a $0.3 million increase in retail volumes sold, a $1.8 million increase due to acquisitions offset by $1.3 million decrease due to slightly lower selling prices in the current period. The U.S. wholesale revenues decreased to $2.5 million, as compared to $3.1 million for the period ended November 30, 2001, primarily due to lower selling prices. Foreign revenues decreased $0.6 million for the three months ended November 30, 2002 to $8.9 million as compared to $9.5 million for the three months ended November 30, 2001, as a result of decreased volumes described above. The net liquids marketing activity conducted through Resources was $0.7 million versus the prior year's activity of $(3.3) million due to more favorable movement in product prices in the current fiscal period. Other domestic revenues increased by $1.9 million, to $17.4 million as compared to $15.5 million in the prior year as a result of acquisitions.

         Cost of Products Sold. Total cost of products sold decreased to $57.0 million for the three months ended November 30, 2002 as compared to $60.2 million for the three months ended November 30, 2001. The current period's domestic retail cost of sales decreased $2.8 million to $41.6 million as compared to $44.4 million in the prior year of which, $3.8 million was due to a lower cost of fuel per gallon this period offset by $1.0 million increase due to slightly increased volumes compared to the same period last fiscal year. The U.S. wholesale cost of sales decreased to $2.1 million as compared to $2.9 million for the period ended November 30, 2001, of which $0.7 million was due to lower wholesale fuel costs and $0.1 million was due to slightly lower volumes than those incurred during the same period last fiscal year. Foreign cost of sales decreased $0.8 million to $8.4 million as compared to $9.2 million in the prior year of which $0.3 million was due to a decrease in wholesale fuel costs and $0.5 million was due to lower volumes. Other cost of sales increased $1.2 million to $4.9 million as compared to $3.7 million for the three months ended November 30, 2001.

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

         Operating Expenses. Operating expenses were $33.4 million for the three months ended November 30, 2002 as compared to $31.8 million for the three months ended November 30, 2001. The increase of $1.6 million is primarily the result of a $0.7 million increase in employee-related costs, and a $0.7 million increase related to industry-wide increases in business insurance costs.

         Selling, General and Administrative. Selling, general and administrative expenses were $2.8 million for the three months ended November 30, 2002, a $0.1 million decrease from the $2.9 million for the same three-month period last year. Of the decrease, $0.2 million was related to the adoption of SFAS 123 described above.

         Depreciation and Amortization. Depreciation and amortization was $9.3 million in the three months ended November 30, 2002 as compared to $9.1 million in the three months ended November 30, 2001. This increase is due to additional depreciation and amortization of property, plant and equipment, and other intangible assets from acquisitions.

         Operating Income. For the three months ended November 30, 2002, Heritage had operating income of $10.9 million as compared to operating income of $3.9 million for the three months ended November 30, 2001. This increase is a combination of an increase of $0.2 million related to the adoption of SFAS 123, and increased gross profit offset by increased operating expenses described above.

         Interest Expense. Interest expense increased $0.1 million for the three months ended November 30, 2002 to $9.3 million from $9.2 million for the same three-month period last year.

         Net Income(Loss). For the three month period ended November 30, 2002, Heritage had net income of $1.5 million, an increase of $6.3 million as compared to a net loss for the three months ended November 30, 2001 of $4.8 million. The increase is primarily the result of an increase of $0.2 million relating to the adoption of SFAS 123 and the increase in operating income related to operating performance described above.

         EBITDA, as adjusted. EBITDA, as adjusted increased $7.1 million to $20.8 million for the three months ended November 30, 2002, as compared to EBITDA, as adjusted of $13.7 million for the period ended November 30, 2001. This increase is due to the operating conditions described above, and is a record level EBITDA, as adjusted for the first quarter results of Heritage. EBITDA, as adjusted for the three months ended November 30, 2002 and November 30, 2001 is computed as follows:

NET INCOME RECONCILIATION                              Three Months Ended
-------------------------                                  November 30,
(in millions)                                           ------------------
                                                        2002         2001
                                                       --------   -------
Net income (loss)                                      $    1.5   $  (4.8)
Depreciation and amortization                               9.3       9.1
Interest                                                    9.3       9.2
Non-cash compensation expense                               0.3       0.5
Other expense                                               0.3       0.1
Depreciation, amortization, and interest of investee        0.2       0.1
Minority interest in the Operating Partnership                -      (0.1)
Less: Gain on disposal of assets                           (0.1)     (0.4)
                                                       --------   -------
EBITDA, as adjusted (a)                                $   20.8   $  13.7
                                                       --------   -------

(a) EBITDA, as adjusted is defined as the Partnership's earnings before interest, taxes, depreciation, amortization and other non-cash items, such as compensation charges for unit issuances to employees, gain or loss on disposal of assets, and other expenses. We present EBITDA, as adjusted, on a Partnership basis which includes both the general and limited partner interests. Non-cash compensation expense represents charges for the value of the Common Units awarded under the Partnership's compensation plans that have not yet vested under the terms of those plans and are charges which do not, or will not, require cash settlement. Non-cash income such as the gain arising from our disposal of assets is not included when determining EBITDA, as adjusted. EBITDA, as adjusted (i) is not a measure of performance calculated in accordance with generally accepted accounting principles and (ii) should not be considered in isolation or as a substitute for net income, income from operations or cash flow as reflected in our consolidated financial statements.

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

         EBITDA, as adjusted is used by management to determine our operating performance, and along with other data as internal measures for setting annual operating budgets, assessing financial performance of the Partnership's numerous business locations, as a measure for evaluating targeted businesses for acquisition and as a measurement component of incentive compensation. The Partnership has a large number of business locations located in different regions of the United States. EBITDA, as adjusted can be a meaningful measure of financial performance because it excludes factors which are outside the control of the employees responsible for operating and managing the business locations, and provides information management can use to evaluate the performance of the business locations, or the region where they are located, and the employees responsible for operating them. To present EBITDA, as adjusted on a full Partnership basis, we add back the minority interest of the general partner because net income is reported net of the general partner's minority interest. Our EBITDA, as adjusted includes non-cash compensation expense which is a non-cash expense item resulting from our unit based compensation plans that does not require cash settlement and is not considered during management's assessment of the operating results of the Partnership's business. By adding these non-cash compensation expenses in EBITDA, as adjusted allows management to compare the Partnership's operating results to those of other companies in the same industry who may have compensation plans with levels and values of annual grants that are different than the Partnership's. Other expenses include other finance charges and other asset non-cash impairment charges that are reflected in the Partnership's operating results but are not classified in interest, depreciation and amortization. We do not include gain on the sale of assets when determining EBITDA, as adjusted since including non-cash income resulting from the sale of assets increases the performance measure in a manner that is not related to the true operating results of the Partnership's business. In addition, Heritage's debt agreements contain financial covenants based on EBITDA, as adjusted. For a description of these covenants, please read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Description of Indebtedness" included in the Partnership's Form 10-K/A for the fiscal year ended August 31, 2002, as filed with the Securities and Exchange Commission on November 26, 2003.

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

         We have provided a reconciliation of EBITDA, as adjusted to net income(loss).

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

         Operating Activities. Cash used in operating activities during the three months ended November 30, 2002, was $2.3 million as compared to cash provided by operating activities of $0.1 million for the same three-month period ended November 30, 2001. The net cash used in operations for the three months ended November 30, 2002 consisted of net income of $1.5 million and non-cash charges of $9.5 million, principally depreciation and amortization, offset by the impact of an increase in working capital of $13.3 million. The increase in working capital for the quarter ended November 30, 2002 as compared to the quarter ended November 30, 2001 is primarily due to the effect of timing of collection of the high accounts receivable related to the cold winter of fiscal 2001 and the timing of the purchase of inventory between the two periods.

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

FINANCING AND SOURCES OF LIQUIDITY

Heritage has a Bank Credit Facility with various financial institutions, which includes a Working Capital Facility, providing for up to $65.0 million of borrowings for working capital and other general partnership purposes, and an Acquisition Facility providing for up to $50.0 million of borrowings for acquisitions and improvements. The weighted average interest rate was 3.255% for the amounts outstanding at November 30, 2002 on both the Working Capital Facility and the Acquisition Facility. As of November 30, 2002, the Working Capital Facility had $12.2 million available for borrowings and the Acquisition Facility had $34.7 million available to fund future acquisitions. Subsequent to November 30, 2002, approximately $17.3 million was drawn on the Acquisition Facility to fund the acquisition of V-1. Management believes that its Bank Credit Facility is adequate to fund the future operating and capital needs of the Partnership.

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

The adoption of EITF 02-3 requires that realized and unrealized gains and losses be shown net for all periods presented. The following table summarizes the amounts that have been reclassified in the statement of operations:

                                          For the Three Months Ended
                                                 November 30,
                                            2002             2001
                                          -----------    -----------
Revenue - liquids marketing               $    60,730    $   50,820
Costs and expenses - liquids marketing        (60,023)      (54,145)
                                          -----------    ----------
     Net, as reclassified                 $       707    $   (3,325)
                                          ===========    ==========

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

The fair value of the financial instruments related to liquids marketing activities as of November 30, 2002 and August 31, 2002, was assets of $0.8 and $2.3 million respectively, and liabilities of $0.8 and $1.8 million, respectively, related to propane and butane.

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

The following table summarizes the fair value of Heritage's contracts, aggregated by method of estimating fair value of the contracts as of November 30, 2002 and August 31, 2002 where settlement had not yet occurred. Heritage's contracts all have a maturity of less than 1 year. The market prices used to value these transactions reflect management's best estimate considering various factors including closing average spot prices for the current and outer months plus a differential to consider time value and storage costs.

                                                          November 30,   August 31,
                Source of Fair Value                          2002          2002
-------------------------------------------------------   ------------   ----------
Prices actively quoted                                     $      616    $    1,276
Prices based on other valuation methods                           197         1,025
                                                           ----------    ----------
    Assets from liquids marketing                          $      813    $    2,301
                                                           ==========    ==========
Prices actively quoted                                     $      585    $      669
Prices based on other valuation methods                           187         1,149
                                                           ----------    ----------
    Liabilities from liquids marketing                     $      772    $    1,818
                                                           ==========    ==========
Unrealized gains in fair value of contracts outstanding    $       41    $      483
                                                           ==========    ==========

The following table summarizes the changes in the unrealized fair value of Heritage's contracts where settlement had not yet occurred for the three months ending November 30, 2002 and 2001.

                                                         November 30,    November 30,
                                                             2002            2001
                                                         ------------    ------------
Unrealized gains (losses) in fair value of contracts
     outstanding at the beginning of the period            $     483      $    (665)
Other unrealized gains (losses) recognized during the
     period                                                      224         (2,660)
Less: Realized gains (losses) recognized during the
     period                                                      666           (801)
                                                           ---------      ---------
Unrealized gains (losses) in fair value of contracts
     outstanding at the end of the period                  $      41      $  (2,524)
                                                           =========      =========

The following table summarizes the gross transaction volumes in barrels for liquids marketing contracts that were physically settled for the three months ended November 30, 2002, and 2001.

                                                   (in thousands)
Three months ended November 30, 2002                     44
Three months ended November 30, 2001                    112

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

        Exhibit
         Number                                          Description
       ----------  ----------------------------------------------------------------------------------------
(1)      3.1       Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(10)     3.1.1     Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage
                   Propane Partners, L.P.

(16)     3.1.2     Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage
                   Propane Partners, L.P.

(19)     3.1.3     Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Heritage
                   Propane Partners, L.P.

(19)     3.1.4     Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Heritage
                   Propane Partners, L.P.

(1)      3.2       Agreement of Limited Partnership of Heritage Operating, L.P.

(12)     3.2.1     Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage
                   Operating, L.P.

(19)     3.2.2     Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage
                   Operating, L.P.

(18)     3.3       Amended Certificate of Limited Partnership of Heritage Propane Partners, L.P.

(18)     3.4       Amended Certificate of Limited Partnership of Heritage Operating, L.P.

(20)     4.1       Registration Rights Agreement for Limited Partner Interests of Heritage Propane Partners,
                   L.P.

(7)      10.1      First Amended and Restated Credit Agreement with Banks Dated May 31, 1999

(8)      10.1.1    First Amendment to the First Amended and Restated Credit Agreement dated as of October
                   15, 1999

(9)      10.1.2    Second Amendment to First Amended and Restated Credit Agreement dated as of May 31, 2000

(10)     10.1.3    Third Amendment dated as of August 10, 2000 to First Amended and Restated Credit
                   Agreement

(13)     10.1.4    Fourth Amendment to First Amended and Restated Credit Agreement dated as of December 28,
                   2000

        Exhibit
         Number                                          Description
       ----------  ----------------------------------------------------------------------------------------
(16)     10.1.5    Fifth Amendment to First Amended and Restated Credit Agreement dated as of July 16, 2001

(1)      10.2      Form of Note Purchase Agreement (June 25, 1996)

(3)      10.2.1    Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996

(4)      10.2.2    Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997

(6)      10.2.3    Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998

(8)      10.2.4    Second Amendment Agreement dated September 1, 1999 to June 25, 1996 Note Purchase
                   Agreement

(11)     10.2.5    Third Amendment Agreement dated May 31, 2000 to June 25, 1996 Note Purchase Agreement and
                   November 19, 1997 Note Purchase Agreement

(10)     10.2.6    Fourth Amendment Agreement dated August 10, 2000 to June 25, 1996 Note Purchase Agreement
                   and November 19, 1997 Note Purchase Agreement

(13)     10.2.7    Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase
                   Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase
                   Agreement

(1)      10.3      Form of Contribution, Conveyance and Assumption Agreement among Heritage Holdings, Inc.,
                   Heritage Propane Partners, L.P. and Heritage Operating, L.P.

(1)      10.6      Restricted Unit Plan

(4)      10.6.1    Amendment of Restricted Unit Plan dated as of October 17, 1996

(12)     10.6.2    Amended and Restated Restricted Unit Plan dated as of August 10, 2000

(18)     10.6.3    Second Amended and Restated Restricted Unit Plan dated as of February 4, 2002

(12)     10.7      Employment Agreement for James E. Bertelsmeyer dated as of August 10, 2000

(18)     10.7.1    Consent to Assignment of Employment Agreement for James E. Bertelsmeyer dated February 3,
                   2002

(21)     10.7.2    Amendment 1 of Employment Agreement for James E. Bertelsmeyer dated August 10, 2002

(12)     10.8      Employment Agreement for R. C. Mills dated as of August 10, 2000

(18)     10.8.1    Consent to Assignment of Employment Agreement for R.C. Mills dated February 3, 2002

(12)     10.9      Employment Agreement for Larry J. Dagley dated as of August 10, 2000

(18)     10.9.1    Consent to Assignment of Employment Agreement for Larry J. Dagley dated February 3, 2002

(12)     10.10     Employment Agreement for H. Michael Krimbill dated as of August 10, 2000

        Exhibit
         Number                                          Description
       ----------  ----------------------------------------------------------------------------------------
(18)     10.10.1   Consent to Assignment of Employment Agreement for H. Michael Krimbill dated February 3,
                   2002

(12)     10.11     Employment Agreement for Bradley K. Atkinson dated as of August 10, 2000

(18)     10.11.1   Consent to Assignment of Employment Agreement for Bradley K. Atkinson dated
                   February 3, 2002

(7)      10.12     First Amended and Restated Revolving Credit Agreement between Heritage Service
                   Corp. and Banks Dated May 31, 1999

(16)     10.12.1   First Amendment to First Amended and Restated Revolving Credit Agreement, dated October
                   15, 1999

(16)     10.12.2   Second Amendment to First Amended and Restated Revolving Credit Agreement, dated August
                   10, 2000

(16)     10.12.3   Third Amendment to First Amended and Restated Revolving Credit Agreement, dated December
                   28, 2000

(16)     10.12.4   Fourth Amendment to First Amended and Restated Revolving Credit Agreement, dated July 16,
                   2001

(12)     10.13     Employment Agreement for Mark A. Darr dated as of August 10, 2000

(18)     10.13.1   Consent to Assignment of Employment Agreement for Mark A. Darr dated February 3, 2002

(12)     10.14     Employment Agreement for Thomas H. Rose dated as of August 10, 2000

(18)     10.14.1   Consent to Assignment of Employment Agreement for Thomas H. Rose dated February 3, 2002

(12)     10.15     Employment Agreement for Curtis L. Weishahn dated as of August 10, 2000

(18)     10.15.1   Consent to Assignment of Employment  Agreement for Curtis L. Weishahn  dated February 3,
                   2002

(5)      10.16     Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1   Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement

(8)      10.16.2   Second Amendment Agreement dated September 1, 1999 to November 19, 1997 Note Purchase
                   Agreement and June 25, 1996 Note Purchase Agreement

(9)      10.16.3   Third Amendment Agreement dated May 31, 2000 to November 19, 1997 Note Purchase Agreement
                   and June 25, 1996 Note Purchase Agreement

(10)     10.16.4   Fourth Amendment Agreement dated August 10, 2000 to November 19, 1997 Note Purchase
                   Agreement and June 25, 1996 Note Purchase Agreement

(13)     10.16.5   Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase
                   Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase
                   Agreement

        Exhibit
         Number                                          Description
       ----------  ----------------------------------------------------------------------------------------
(10)     10.17     Contribution Agreement dated June 15, 2000 among U.S. Propane, L.P., Heritage Operating,
                   L.P. and Heritage Propane Partners, L.P.

(10)     10.17.1   Amendment dated August 10, 2000 to June 15, 2000 Contribution Agreement

(10)     10.18     Subscription Agreement dated June 15, 2000 between Heritage Propane Partners, L.P. and individual investors

(10)     10.18.1   Amendment dated August 10, 2000 to June 15, 2000 Subscription Agreement

(16)     10.18.2   Amendment Agreement dated January 3, 2001 to the June 15, 2000 Subscription Agreement.

(17)     10.18.3   Amendment Agreement dated October 5, 2001 to the June 15, 2000 Subscription
                   Agreement.

(10)     10.19     Note Purchase Agreement dated as of August 10, 2000

(13)     10.19.1   Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase
                   Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase
                   Agreement

(14)     10.19.2   First Supplemental Note Purchase Agreement dated as of May 24, 2001 to the August 10,
                   2000 Note Purchase Agreement

(15)     10.20     Stock Purchase Agreement dated as of July 5, 2001 among the shareholders of ProFlame,
                   Inc. and Heritage Holdings, Inc.

(15)     10.21     Stock Purchase Agreement dated as of July 5, 2001 among the shareholders of Coast Liquid
                   Gas, Inc. and Heritage Holdings, Inc.

(15)     10.22     Agreement and Plan of Merger dated as of July 5, 2001 among California Western Gas
                   Company, the Majority Stockholders of California Western Gas Company signatories thereto,
                   Heritage Holdings, Inc. and California Western Merger Corp.

(15)     10.23     Agreement and Plan of Merger dated as of July 5, 2001 among Growth Properties, the
                   Majority Shareholders signatories thereto, Heritage Holdings, Inc. and Growth Properties
                   Merger Corp.

(15)     10.24     Asset Purchase Agreement dated as of July 5, 2001 among L.P.G. Associates, the
                   Shareholders of L.P.G. Associates and Heritage Operating, L.P.

(15)     10.25     Asset Purchase Agreement dated as of July 5, 2001 among WMJB, Inc., the Shareholders of
                   WMJB, Inc. and Heritage Operating, L.P.

(15)     10.25.1   Amendment to Asset Purchase Agreement dated as of July 5, 2001 among WMJB, Inc., the
                   Shareholders of WMJB, Inc. and Heritage Operating, L.P.

(18)     10.26     Assignment, Conveyance and Assumption Agreement between U.S. Propane, L.P. and Heritage
                   Holdings, Inc., as the former General Partner of Heritage Propane Partners, L.P. dated as of February 4, 2002

(18)     10.27     Assignment, Conveyance and Assumption Agreement between U.S. Propane, L.P. and Heritage
                   Holdings, Inc., as the former General Partner of Heritage Operating, L.P., dated as of
                   February 4, 2002

        Exhibit
         Number                                          Description
       ----------  ----------------------------------------------------------------------------------------
(22)     10.28     Assignment for Contribution of Assets in Exchange for Partnership Interest dated December
                   9, 2002 amount V-1 Oil Co., the shareholders of V-1 Oil Co., Heritage Propane Partners,
                   L.P. and Heritage Operating, L.P.

(**)     10.29     Employment Agreement for Michael L. Greenwood dated as of July 1, 2002

(21)     21.1      List of Subsidiaries

(*)      31.1      Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
                   Act of 2002.

(*)      31.2      Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
                   Act of 2002.

(*)      32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)      32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted
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

(*)      Filed herewith.

(**)     Filed with the January 14, 2003 Original Filing.

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

                                     HERITAGE PROPANE PARTNERS, L.P.

                                     By: U.S. Propane, L.P.., General Partner

                                     By: U.S. Propane, L.L.C., General Partner

Date:  November 26, 2003             By: /s/  Michael L. Greenwood
                                         ---------------------------------------
                                              Michael L. Greenwood

                                                         (Vice President, Chief

Financial Officer and officer duly authorized to sign on behalf of the registrant)

                               INDEX TO EXHIBITS

        Exhibit
        Number             Description

(1)      3.1               Agreement of Limited Partnership of Heritage Propane
                           Partners, L.P.

(10)     3.1.1             Amendment No. 1 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Propane Partners,
                           L.P.

(16)     3.1.2             Amendment No. 2 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Propane Partners,
                           L.P.

(19)     3.1.3             Amendment No. 3 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Propane Partners,
                           L.P.

(19)     3.1.4             Amendment No. 4 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Propane Partners,
                           L.P.

(1)      3.2               Agreement of Limited Partnership of Heritage
                           Operating, L.P.

(12)     3.2.1             Amendment No. 1 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Operating, L.P.

(19)     3.2.2             Amendment No. 2 to Amended and Restated Agreement of
                           Limited Partnership of Heritage Operating, L.P.

(18)     3.3               Amended Certificate of Limited Partnership of
                           Heritage Propane Partners, L.P.

(18)     3.4               Amended Certificate of Limited Partnership of
                           Heritage Operating, L.P.

(20)     4.1               Registration Rights Agreement for Limited Partner
                           Interests of Heritage Propane Partners, L.P.

(7)      10.1              First Amended and Restated Credit Agreement with
                           Banks Dated May 31, 1999

(8)      10.1.1            First Amendment to the First Amended and Restated
                           Credit Agreement dated as of October 15, 1999

(9)      10.1.2            Second Amendment to First Amended and Restated Credit
                           Agreement dated as of May 31, 2000

(10)     10.1.3            Third Amendment dated as of August 10, 2000 to First
                           Amended and Restated Credit Agreement

(13)     10.1.4            Fourth Amendment to First Amended and Restated Credit
                           Agreement dated as of December 28, 2000

        Exhibit
         Number            Description

(16)     10.1.5            Fifth Amendment to First Amended and Restated Credit
                           Agreement dated as of July 16, 2001

(1)      10.2              Form of Note Purchase Agreement (June 25, 1996)

(3)      10.2.1            Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of July 25, 1996

(4)      10.2.2            Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of March 11, 1997

(6)      10.2.3            Amendment of Note Purchase Agreement (June 25, 1996)
                           dated as of October 15, 1998

(8)      10.2.4            Second Amendment Agreement dated September 1, 1999 to
                           June 25, 1996 Note Purchase Agreement

(11)     10.2.5            Third Amendment Agreement dated May 31, 2000 to June
                           25, 1996 Note Purchase Agreement and November 19,
                           1997 Note Purchase Agreement

(10)     10.2.6            Fourth Amendment Agreement dated August 10, 2000 to
                           June 25, 1996 Note Purchase Agreement and November
                           19, 1997 Note Purchase Agreement

(13)     10.2.7            Fifth Amendment Agreement dated as of December 28,
                           2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

(1)      10.3              Form of Contribution, Conveyance and Assumption
                           Agreement among Heritage Holdings, Inc., Heritage
                           Propane Partners, L.P. and Heritage Operating, L.P.

(1)      10.6              Restricted Unit Plan

(4)      10.6.1            Amendment of Restricted Unit Plan dated as of October
                           17, 1996

(12)     10.6.2            Amended and Restated Restricted Unit Plan dated as of
                           August 10, 2000

(18)     10.6.3            Second Amended and Restated Restricted Unit Plan
                           dated as of February 4, 2002

(12)     10.7              Employment Agreement for James E. Bertelsmeyer dated
                           as of August 10, 2000

(18)     10.7.1            Consent to Assignment of Employment Agreement for
                           James E. Bertelsmeyer dated February 3, 2002

(21)     10.7.2            Amendment 1 of Employment Agreement for James E.
                           Bertelsmeyer dated August 10, 2002

(12)     10.8              Employment Agreement for R. C. Mills dated as of
                           August 10, 2000

(18)     10.8.1            Consent to Assignment of Employment Agreement for
                           R.C. Mills dated February 3, 2002

(12)     10.9              Employment Agreement for Larry J. Dagley dated as of
                           August 10, 2000

(18)     10.9.1            Consent to Assignment of Employment Agreement for
                           Larry J. Dagley dated February 3, 2002

(12)     10.10             Employment Agreement for H. Michael Krimbill dated as
                           of August 10, 2000

        Exhibit
         Number            Description

(18)     10.10.1           Consent to Assignment of Employment Agreement for H.
                           Michael Krimbill dated February 3, 2002

(12)     10.11             Employment Agreement for Bradley K. Atkinson dated as
                           of August 10, 2000

(18)     10.11.1           Consent to Assignment of Employment Agreement for
                           Bradley K. Atkinson dated February 3, 2002

(7)      10.12             First Amended and Restated Revolving Credit Agreement
                           between Heritage Service Corp. and Banks Dated May
                           31, 1999

(16)     10.12.1           First Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated October 15, 1999

(16)     10.12.2           Second Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated August 10, 2000

(16)     10.12.3           Third Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated December 28, 2000

(16)     10.12.4           Fourth Amendment to First Amended and Restated
                           Revolving Credit Agreement, dated July 16, 2001

(12)     10.13             Employment Agreement for Mark A. Darr dated as of
                           August 10, 2000

(18)     10.13.1           Consent to Assignment of Employment Agreement for
                           Mark A. Darr dated February 3, 2002

(12)     10.14             Employment Agreement for Thomas H. Rose dated as of
                           August 10, 2000

(18)     10.14.1           Consent to Assignment of Employment Agreement for
                           Thomas H. Rose dated February 3, 2002

(12)     10.15             Employment Agreement for Curtis L. Weishahn dated as
                           of August 10, 2000

(18)     10.15.1           Consent to Assignment of Employment Agreement for
                           Curtis L. Weishahn dated February 3, 2002

(5)      10.16             Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1           Amendment dated October 15, 1998 to November 19, 1997
                           Note Purchase Agreement

(8)      10.16.2           Second Amendment Agreement dated September 1, 1999 to
                           November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

(9)      10.16.3           Third Amendment Agreement dated May 31, 2000 to
                           November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

(10)     10.16.4           Fourth Amendment Agreement dated August 10, 2000 to
                           November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

(13)     10.16.5           Fifth Amendment Agreement dated as of December 28,
                           2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

        Exhibit
         Number            Description

(10)     10.17             Contribution Agreement dated June 15, 2000 among U.S.
                           Propane, L.P., Heritage Operating, L.P. and Heritage
                           Propane Partners, L.P.

(10)     10.17.1           Amendment dated August 10, 2000 to June 15, 2000
                           Contribution Agreement

(10)     10.18             Subscription Agreement dated June 15, 2000 between
                           Heritage Propane Partners, L.P. and individual investors

(10)     10.18.1           Amendment dated August 10, 2000 to June 15, 2000
                           Subscription Agreement

(16)     10.18.2           Amendment Agreement dated January 3, 2001 to the June
                           15, 2000 Subscription Agreement.

(17)     10.18.3           Amendment Agreement dated October 5, 2001 to the June
                           15, 2000 Subscription Agreement.

(10)     10.19             Note Purchase Agreement dated as of August 10, 2000

(13)     10.19.1           Fifth Amendment Agreement dated as of December 28,
                           2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

(14)     10.19.2           First Supplemental Note Purchase Agreement dated as
                           of May 24, 2001 to the August 10, 2000 Note Purchase
                           Agreement

(15)     10.20             Stock Purchase Agreement dated as of July 5, 2001
                           among the shareholders of ProFlame, Inc. and Heritage
                           Holdings, Inc.

(15)     10.21             Stock Purchase Agreement dated as of July 5, 2001
                           among the shareholders of Coast Liquid Gas, Inc. and Heritage Holdings, Inc.

(15)     10.22             Agreement and Plan of Merger dated as of July 5, 2001
                           among California Western Gas Company, the Majority
                           Stockholders of California Western Gas Company signatories thereto, Heritage Holdings, Inc. and California Western Merger Corp.

(15)     10.23             Agreement and Plan of Merger dated as of July 5, 2001
                           among Growth Properties, the Majority Shareholders signatories thereto, Heritage Holdings, Inc. and Growth Properties Merger Corp.

(15)     10.24             Asset Purchase Agreement dated as of July 5, 2001
                           among L.P.G. Associates, the Shareholders of L.P.G.
                           Associates and Heritage Operating, L.P.

(15)     10.25             Asset Purchase Agreement dated as of July 5, 2001
                           among WMJB, Inc., the Shareholders of WMJB, Inc. and
                           Heritage Operating, L.P.

(15)     10.25.1           Amendment to Asset Purchase Agreement dated as of
                           July 5, 2001 among WMJB, Inc., the Shareholders of
                           WMJB, Inc. and Heritage Operating, L.P.

(18)     10.26             Assignment, Conveyance and Assumption Agreement
                           between U.S. Propane, L.P. and Heritage Holdings,
                           Inc., as the former General Partner of Heritage
                           Propane Partners, L.P. dated as of February 4, 2002

(18)     10.27             Assignment, Conveyance and Assumption Agreement
                           between U.S. Propane, L.P. and Heritage Holdings,
                           Inc., as the former General Partner of Heritage
                           Operating, L.P., dated as of February 4, 2002

         Exhibit
          Number           Description

(22)     10.28             Assignment for Contribution of Assets in Exchange for
                           Partnership Interest dated December 9, 2002 amount
                           V-1 Oil Co., the shareholders of V-1 Oil Co.,
                           Heritage Propane Partners, L.P. and Heritage
                           Operating, L.P.

(**)     10.29             Employment Agreement for Michael L. Greenwood dated
                           as of July 1, 2002

(21)     21.1              List of Subsidiaries

(*)      31.1              Certification of Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

(*)      31.2              Certification of Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

(*)      32.1              Certification of Chief Executive Officer pursuant to
                           18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

(*)      32.2              Certification of Chief Financial Officer pursuant to
                           18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         --------------

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

(*)      Filed herewith.

(**)     Filed with the January 14, 2003 Original Filing.