Form 10-Q/A
period 2003-02-28
HERITAGE PROPANE PARTNERS L P
filed 2003-11-26
CIK 1012569

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

FOR THE TRANSITION PERIOD FROM ___________ to __________

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

                                EXPLANATORY NOTE

         We are filing this Amendment on Form 10-Q/A in conjunction with the filing of a Registration Statement on Form S-3 (File No. 333-107324). That Registration Statement incorporates our quarterly report on Form 10-Q for the quarterly period ended February 28, 2003, originally filed on April 14, 2003 (the "Original Filing"). This Form 10-Q/A amends and restates in its entirety our quarterly report on Form 10-Q for the quarterly period ended February 29, 2003.

         This Amendment makes certain changes in the form of additional or supplemental disclosures as follows:

         - Part I--Item 1. Financial Information and Notes to Consolidated Financial Statements, pages 2-16: As described in
                  Note 2 to the Consolidated Financial Statements, we have revised our previously reported Consolidated Statements of Operations for the three months ended February 28, 2003 and 2002 and for the six months ended February 28, 2003 and 2002 and have made corresponding revisions to the Notes to Consolidated Financial Statements to make the presentations required by EITF 02-3. This information was previously shown in the Consolidated Statements of Operations on a gross basis in the separately presented line items of "Revenues-liquids marketing", "Revenues--other" and "Costs and expenses--liquids marketing", and is now presented on a net basis in a single line item as "Liquids marketing, net". The revisions had no effect on previously reported Operating Income or Net Income. In addition, we have provided additional and supplemental information regarding (i) the recording (loss) of the minority interests of all partially owned subsidiaries, (ii) a description of our Costs and Expenses, (iii) quarterly distributions, (iv) Heritage's buying and selling of derivative financial instruments and liquids marketing contracts, and (v) our adoption of EITF 02-3.

         - We have revised our previously reported Consolidated Balance Sheet as of February 28, 2003 and the related Consolidated Statements of Operations, Other Comprehensive Income (Loss), Partners' Capital, and Cash Flows for the three and six months ended February 28, 2003 and have made corresponding revisions to the Notes to Consolidated Financial Statements to reflect the adoption of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-based Compensation (SFAS 123) effective as of September 1, 2002. During the fourth quarter of 2003, Heritage adopted the fair value recognition provisions following the modified prospective method of adoption described in Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS
                  148). Following adoption, deferred compensation expense that is recognized will be the same as that which would have been recognized had the fair value recognition provisions of SFAS 123 been applied to all awards granted under the Restricted Unit Plan and the Long Term Incentive Plan granted after its original effective date. Results from prior years have not been restated. It was our decision to adopt this preferable method of accounting for our stock-based employee compensation plans, as we believe it provides a better measurement of our compensation costs.

         - Part I--Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, pages 19-26: We have revised to provide additional or supplemental disclosures about results of operations, the terms of our credit agreements and our long-term debt and other contractual obligations, our adoption of EITF 02-3, the recording of the minority interests of all partially owned subsidiaries and Heritage's buying and selling of derivative financial instruments. Additionally, we have retitled "EBITDA" as "EBITDA, as adjusted" and made clarifications regarding how we calculate EBITDA, as adjusted. These revisions did not change how we calculate EBITDA, as adjusted, and it is calculated in the same manner as we have historically presented such information.

         - Part I--Item 3. Quantitative and Qualitative Disclosure about Market Risk, pages 28-30: We have provided additional or supplemental disclosures about Heritage's buying and selling of derivative financial instruments and liquids marketing contracts,

         This report continues to speak as of the date of the Original Filing, and we have not updated the disclosure in this report to speak as of a later date. All information contained in this report and the Original Filing is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

                                    FORM 10-Q

                         HERITAGE PROPANE PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                     Pages
                                                                                     -----
PART I       FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS (Unaudited)

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

             Consolidated Balance Sheets -
                February 28, 2003 and August 31, 2002.............................     1

             Consolidated Statements of Operations -
                Three months and six months ended February 28, 2003 and 2002 .....     2

             Consolidated Statements of Comprehensive Income -
                Three months and six months ended February 28, 2003 and 2002......     3

             Consolidated Statement of Partners' Capital
                Six months ended February 28, 2003................................     4

             Consolidated Statements of Cash Flows
                Six months ended February 28, 2003 and 2002.......................     5

             Notes to Consolidated Financial Statements...........................     6

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...............................    17

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK.......................................................    27

     ITEM 4. CONTROLS AND PROCEDURES..............................................    29

PART II      OTHER INFORMATION

     ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS............................    30

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................    30

     SIGNATURE

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)
                                   (unaudited)

                                                                          February 28,     August 31,
                                                                             2003            2002
                                                                          ------------    ------------
                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                             $      8,734    $      4,596
    Marketable securities                                                        2,550           2,559
    Accounts receivable, net of allowance for doubtful accounts                 93,506          30,898
    Inventories                                                                 29,047          48,187
    Assets from liquids marketing                                                  596           2,301
    Prepaid expenses and other                                                   5,030           6,846
                                                                          ------------    ------------
        Total current assets                                                   139,463          95,387

PROPERTY, PLANT AND EQUIPMENT, net                                             430,913         400,044
INVESTMENT IN AFFILIATES                                                         9,041           7,858
GOODWILL, net of amortization prior to adoption of SFAS No. 142                156,682         155,735
INTANGIBLES AND OTHER ASSETS, net                                               55,233          58,240
                                                                          ------------    ------------

        Total assets                                                      $    791,332    $    717,264
                                                                          ============    ============

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
    Working capital facility                                              $     19,300    $     30,200
    Accounts payable                                                            62,777          40,929
    Accounts payable to related companies                                        6,162           5,002
    Accrued and other current liabilities                                       20,354          23,962
    Liabilities from liquids marketing                                             584           1,818
    Current maturities of long-term debt                                        22,485          20,158
                                                                          ------------    ------------
        Total current liabilities                                              131,662         122,069

LONG-TERM DEBT,  less current maturities                                       434,769         420,021
MINORITY INTERESTS                                                               4,176           3,564
                                                                          ------------    ------------

        Total liabilities                                                      570,607         545,654
                                                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
    Common Unitholders (16,367,803 and 15,815,847 units issued and outstanding at February 28, 2003 and August 31, 2002,
        respectively)                                                          219,431         173,677
    Class C Unitholders (1,000,000 units issued and outstanding at
        February 28, 2003 and August 31, 2002)                                       -               -
    General Partner                                                              2,049           1,585
    Accumulated other comprehensive loss                                          (755)         (3,652)
                                                                          ------------    ------------
        Total partners' capital                                                220,725         171,610
                                                                          ------------    ------------

        Total liabilities and partners' capital                           $    791,332    $    717,264
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per unit and unit data)
                                   (unaudited)

                                                      Three Months                    Six Months
                                                   Ended February 28,              Ended February 28,
                                              ----------------------------    ----------------------------
                                                 2003            2002            2003            2002
                                              ------------    ------------    ------------    ------------
REVENUES:
    Retail fuel                               $    212,704    $    152,429    $    296,754    $    235,629
    Wholesale fuel                                  20,218          14,534          31,565          27,127
    Liquids marketing, net                             352           1,693           1,059          (1,632)
    Other                                           16,535          15,346          33,891          30,836
                                              ------------    ------------    ------------    ------------
        Total revenues                             249,809         184,002         363,269         291,960
                                              ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
    Cost of products sold                          128,420          97,143         185,440         157,378
    Operating expenses                              45,237          34,957          78,630          66,801
    Depreciation and amortization                    9,447           9,606          18,713          18,664
    Selling, general and administrative              4,320           3,158           7,177           6,109
                                              ------------    ------------    ------------    ------------
        Total costs and expenses                   187,424         144,864         289,960         248,952
                                              ------------    ------------    ------------    ------------

OPERATING INCOME                                    62,385          39,138          73,309          43,008

OTHER INCOME (EXPENSE):
    Interest expense                                (9,317)         (9,503)        (18,613)        (18,719)
    Equity in earnings of affiliates                   970           1,040           1,183           1,169
    Gain on disposal of assets                          88             248             155             715
    Other                                           (2,268)            (94)         (2,546)           (192)
                                              ------------    ------------    ------------    ------------

INCOME BEFORE MINORITY

INTERESTS AND INCOME TAXES                          51,858          30,829          53,488          25,981

    Minority interests                                (821)           (699)           (947)           (630)
                                              ------------    ------------    ------------    ------------

INCOME BEFORE TAXES                                 51,037          30,130          52,541          25,351

    Income taxes                                     1,285               -           1,285               -
                                              ------------    ------------    ------------    ------------

NET INCOME                                          49,752          30,130          51,256          25,351

GENERAL PARTNER'S INTEREST IN  NET
  INCOME                                               723             518             956             686
                                              ------------    ------------    ------------    ------------

LIMITED PARTNERS' INTEREST IN NET INCOME      $     49,029    $     29,612    $     50,300    $     24,665
                                              ============    ============    ============    ============

BASIC NET INCOME PER LIMITED PARTNER UNIT     $       3.03    $       1.89    $       3.15    $       1.57
                                              ============    ============    ============    ============

BASIC AVERAGE NUMBER OF UNITS OUTSTANDING       16,165,602      15,689,376      15,990,010      15,666,854
                                              ============    ============    ============    ============

DILUTED NET INCOME PER LIMITED PARTNER UNIT   $       3.03    $       1.88    $       3.14    $       1.57
                                              ============    ============    ============    ============

DILUTED AVERAGE NUMBER OF UNITS OUTSTANDING     16,207,002      15,731,276      16,026,860      15,707,411
                                              ============    ============    ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (in thousands, unaudited)

                                                          Three Months Ended      Six Months Ended
                                                             February 28,            February 28,
                                                         --------------------    --------------------
                                                           2003        2002        2003        2002
                                                         --------    --------    --------    --------
Net income                                               $ 49,752    $ 30,130    $ 51,256    $ 25,351

Other comprehensive income
    Reclassification adjustment for losses or
        (gains) on derivative instruments included
        in net income                                        (427)        203        (427)     (2,551)
    Reclassification adjustment for losses on
        available-for-sale securities included in
        net income                                          2,376           -       2,376           -
    Change in value of derivative instruments                 957           -         957
    Change in value of available-for-sale
        securities                                             (9)       (991)         (9)       (615)
                                                         --------    --------    --------    --------

    Comprehensive income                                 $ 52,649    $ 29,342    $ 54,153    $ 22,185
                                                         ========    ========    ========    ========

RECONCILIATION OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Balance, beginning of period                             $ (3,652)   $ (7,329)   $ (3,652)   $ (6,541)

Current period reclassification to
    earnings                                                1,949       4,267       1,949       5,857
Current period change                                         948        (788)        948      (3,166)
                                                         --------    --------    --------    --------

Balance, end of period                                   $   (755)   $ (3,850)   $   (755)   $ (3,850)
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                        (in thousands, except unit data)
                                   (unaudited)

                                            Number of Units                                          Accumulated
                                         ----------------------                                         Other
                                                                                         General    Comprehensive
                                           Common      Class C      Common     Class C   Partner        Loss            Total
                                         ----------   ---------   ----------   -------   -------   ---------------   ------------
BALANCE, AUGUST 31, 2002                 15,815,847   1,000,000   $  173,677   $     -   $ 1,585   $        (3,652)  $    171,610

Unit distribution                                 -           -      (20,166)        -      (644)                -        (20,810)

Conversion of phantom units                     500           -            -         -         -                 -              -

Issuance of Common Units in connection
  with certain acquisitions                 551,456           -       15,000         -       152                 -         15,152

Other                                             -           -          620         -         -                 -            620

Net change in accumulated other
  comprehensive income per
  accompanying statements
                                                  -           -            -         -         -             2,897          2,897

Net income                                        -           -       50,300         -       956                 -         51,256
                                         ----------   ---------   ----------   -------   -------   ---------------   ------------

BALANCE, FEBRUARY 28, 2003               16,367,803   1,000,000   $  219,431   $     -   $ 2,049   $          (755)  $    220,725
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                               Six Months Ended
                                                                                 February 28,
                                                                            ----------------------
                                                                              2003         2002
                                                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $  51,256    $  25,351
        Reconciliation of net income to net cash provided by
          operating activities-
        Depreciation and amortization                                          18,713       18,664
        Provision for loss on accounts receivable                               1,511          523
        Loss on write down of marketable securities                             2,400            -
        Gain on disposal of assets                                               (155)        (715)
        Deferred compensation on restricted units and long-term
           incentive plan                                                         620          974
        Undistributed earnings of affiliates                                   (1,183)      (1,169)
        Minority interests                                                        582          166
        Changes in assets and liabilities, net of effect of acquisitions:
           Accounts receivable                                                (60,298)     (31,506)
           Inventories                                                         21,045       14,134
           Assets from liquids marketing                                        1,705        6,254
           Prepaid and other expenses                                           1,863        8,808
           Intangibles and other assets                                           (41)        (465)
           Accounts payable                                                    21,704        1,093
           Accounts payable to related companies                                1,160       (2,346)
           Accrued and other current liabilities                               (4,654)      (9,519)
           Liabilities from liquids marketing                                  (1,234)      (6,404)
                                                                            ---------    ---------
               Net cash provided by operating activities                       54,994       23,843
                                                                            ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash paid for acquisitions, net of cash acquired                          (21,170)     (14,472)
    Capital expenditures                                                      (16,510)     (16,371)
    Proceeds from the sale of assets                                            2,078        1,362
    Deposit on the subsequent sale of assets                                        -        9,730
    Other                                                                           -          245
                                                                            ---------    ---------
               Net cash used in investing activities                          (35,602)     (19,506)
                                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                  107,650      103,617
    Principal payments on debt                                               (102,247)     (84,606)
    Unit distributions                                                        (20,810)     (20,350)
    Other                                                                         153          (55)
                                                                            ---------    ---------
               Net cash used in financing activities                          (15,254)      (1,394)
                                                                            ---------    ---------

INCREASE IN CASH AND CASH
    EQUIVALENTS                                                                 4,138        2,943

CASH AND CASH EQUIVALENTS, beginning of period                                  4,596        5,620
                                                                            ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                                    $   8,734    $   8,563
                                                                            =========    =========
NONCASH FINANCING ACTIVITIES:
    Notes payable incurred on noncompete agreements                         $     772    $   2,120
                                                                            =========    =========
    Issuance of Common Units in connection with certain
    acquistions                                                             $  15,000    $       -
                                                                            =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
    Cash paid during the period for interest                                $  18,302    $  18,811
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
                                            ============    ============

INVENTORIES

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using weighted-average cost of fuel delivered to the customer service locations, and includes storage fees and inbound freight costs, while the cost of appliances, parts, and fittings is determined by the first-in, first-out method. Inventories consisted of the following:

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

                                                      Three Months Ended           Six Months Ended
                                                          February 28,                February 28,
                                                   -------------------------   -------------------------
                                                      2003          2002          2003          2002
                                                   -----------   -----------   -----------   -----------
BASIC NET INCOME PER LIMITED PARTNER UNIT:
Limited Partners' interest in net income           $    49,029   $    29,612   $    50,300   $    24,665
                                                   ===========   ===========   ===========   ===========

Weighted average limited partner units              16,165,602    15,689,376    15,990,010    15,666,854
                                                   ===========   ===========   ===========   ===========

Basic net income per limited partner unit          $      3.03   $      1.89   $      3.15   $      1.57
                                                   ===========   ===========   ===========   ===========

DILUTED NET INCOME PER LIMITED PARTNER UNIT:
Limited partners' interest in net income           $    49,029   $    29,612   $    50,300   $    24,665
                                                   ===========   ===========   ===========   ===========

Weighted average limited partner units              16,165,602    15,689,376    15,990,010    15,666,854
Dilutive effect of phantom units                        41,400        41,900        36,850        40,557
                                                   -----------   -----------   -----------   -----------
Weighted average limited partner units, assuming
   dilutive effect of phantom units                 16,207,002    15,731,276    16,026,860    15,707,411
                                                   ===========   ===========   ===========   ===========

Diluted net income per limited partner unit        $      3.03   $      1.88   $      3.14   $      1.57
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

On October 15, 2002, a quarterly distribution of $0.6375 per unit, or $2.55 per unit annually, was paid to Unitholders of record at the close of business on October 8, 2002. On January 14, 2003, a quarterly distribution of $0.6375 per unit, or $2.55 per unit annually, was paid to Unitholders of record at the close of business on December 30, 2002. On March 24, 2003, the Partnership declared a cash distribution for the second quarter ended February 28, 2003 of $0.6375 per unit, or $2.55 per unit annually, payable on April 14, 2003 to Unitholders of record at the close of business on April 4, 2003. In addition to these quarterly distributions, the General Partner received quarterly distributions for its general partner interest in the Partnership, its minority interest, and incentive distributions to the extent the quarterly distribution exceeded $0.55 per unit. The total amount of distributions for the second quarter ended February 28, 2003 on Common Units, the general partner interests and the Incentive Distribution Rights totaled $10.4 million, $0.2 million and $0.2 million, respectively. The total amount of distributions for the six months ended February 28, 2003 on Common Units, the general partner interests and the Incentive Distribution Rights totaled $20.5 million, $0.4 million and $0.4 million, respectively. All such distributions were made from Available Cash from Operating Surplus.

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

Deferred compensation expense of $81 and $162 was recognized for the three and six months ended February 28, 2003, respectively. For the six months ended February 28, 2002, Heritage followed the disclosure only provisions of SFAS 123 as amended by SFAS 148 and APB Opinion No. 25 Accounting for Stock Issued to Employees (APB 25) for the six months ended February 28, 2002. Under APB 25, the Restricted Unit Plan was classified as a variable plan so that an estimate of compensation was required based on a combination of the fair market value of the Common Units as of the end of the reporting period and an assessment of meeting certain performance criteria. Deferred compensation expense of $98 and $196 was recognized for the three and six months ended February 28, 2002, respectively based on the fair value of such units at the end of each period.

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

Deferred compensation expense on this plan of $229 and $458 was recognized for the three and six months ended February 28, 2003, respectively. For the six months ended February 28, 2002, Heritage followed the disclosure only provisions of SFAS 123, as amended by SFAS 148,and APB 25. Under APB 25, the Long Term Incentive Plan was classified as a variable plan so that an estimate of compensation was required based on a combination of the fair market value of the Common Units as of the end of the reporting period and an assessment of meeting certain performance criteria. Deferred compensation expense of $389 and $778 was recognized for the three and six months ended February 28, 2002, respectively based on the fair value of such units at the end of each period. The expense was determined based on the Partnership achieving the minimum award available under the plan.

SFAS 123 requires that significant assumptions be used during the year to estimate the fair value, which includes the risk-free interest rate used, the expected life of the grants under each of the plans, the expected volatility, and the expected distributions on each of the grants. Heritage assumed a weighted average risk free interest rate of 5.72% for the three and six months ended February 28, 2003 and 5.90% for the three and six months ended February 28, 2002 in estimating the present value of the future cash flows of the distributions during the vesting period on the measurement date of each grant. Annual average cash distributions at the grant date were estimated to be $2.39 for the three and six months ended February 28, 2003, and $2.37 for the three and six months ended February 28, 2002. The expected life of each grant is assumed to be the minimum vesting period under certain performance criteria of each grant. The following table illustrates the effect on limited partners' interest in net income and the basic and diluted net income per limited partner unit if Heritage had applied the fair value recognition provisions of SFAS 123 to the Restricted Unit Plan and the Long-Term Incentive Plan for all periods presented.

                                                                  Three Months                  Six Months
                                                               Ended February 28,            Ended February 28,
                                                              2003           2002           2003           2002
                                                          ------------   ------------   ------------   ------------
BASIC NET INCOME PER LIMITED PARTNER UNIT:
Limited Partners' interest in net income                  $     49,029   $     29,612   $     50,300   $     24,665
Add:  Deferred compensation expense included in
    limited partners' interest in net income                       303            477            607            955
Deduct:  Deferred compensation expense determined
    under the fair value based method                             (303)          (293)          (607)          (585)
                                                          ------------   ------------   ------------   ------------

Pro forma limited partners' interest in net income        $     49,029   $     29,796   $     50,300   $     25,035
                                                          ============   ============   ============   ============

Weighted average limited partner units                      16,165,602     15,689,376     15,990,010     15,666,854
                                                          ============   ============   ============   ============

Basic net income per limited partner unit as reported     $       3.03   $       1.89   $       3.15   $       1.57
                                                          ============   ============   ============   ============

Basic net income per limited partner unit pro forma       $       3.03   $       1.90   $       3.15   $       1.60
                                                          ============   ============   ============   ============

Weighted average limited partner units, assuming
    dilutive effect of phantom units                        16,207,002     15,731,276     16,026,860     15,707,411
                                                          ============   ============   ============   ============

Diluted net income per limited partner unit as reported   $       3.03   $       1.88   $       3.14   $       1.57
                                                          ============   ============   ============   ============

Diluted net income per limited partner unit pro forma     $       3.03   $       1.89   $       3.14   $       1.59
                                                          ============   ============   ============   ============

As stated above, during the fourth quarter of 2003, Heritage adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-based Compensation (SFAS 123) effective as of September 1, 2002. Accordingly, the following information compares the originally reported consolidated statement of operations, reclassified for the adoption of EITF 02-3 for the three and six months ended February 28, 2003 and as adjusted for the adoption of SFAS 123:

                                                           Three Months                               Six Months
                                                     Ended February 28, 2003                   Ended February 28,2003
                                              --------------------------------------    --------------------------------------
                                                                    As adjusted for                           As adjusted for
                                                As originally       the adoption of       As originally       the adoption of
                                                  reported             SFAS 123             reported             SFAS 123
REVENUES:
    Retail fuel                               $         212,704    $         212,704    $         296,754    $         296,754
    Wholesale fuel                                       20,218               20,218               31,565               31,565
    Liquids marketing, net                                  352                  352                1,059                1,059
    Other                                                16,535               16,535               33,891               33,891
                                              -----------------    -----------------    -----------------    -----------------
        Total revenues                                  249,809              249,809              363,269              363,269
                                              -----------------    -----------------    -----------------    -----------------

COSTS AND EXPENSES:
    Cost of products sold                               128,420              128,420              185,440              185,440
    Operating expenses                                   45,270               45,237               78,695               78,630
    Depreciation and amortization                         9,447                9,447               18,713               18,713
    Selling, general and administrative                   4,656                4,320                7,848                7,177
                                              -----------------    -----------------    -----------------    -----------------
        Total costs and expenses                        187,793              187,424              290,696              289,960
                                              -----------------    -----------------    -----------------    -----------------

OPERATING INCOME                                         62,016               62,385               72,573               73,309

OTHER INCOME (EXPENSE):
    Interest expense                                     (9,317)              (9,317)             (18,613)             (18,613)
    Equity in earnings of affiliates                        970                  970                1,183                1,183
    Gain on disposal of assets                               88                   88                  155                  155
    Other                                                (2,268)              (2,268)              (2,546)              (2,546)
                                              -----------------    -----------------    -----------------    -----------------

INCOME BEFORE MINORITY
INTERESTS AND INCOME TAXES                               51,489               51,858               52,752               53,488

    Minority interests                                     (817)                (821)                (940)                (947)
                                              -----------------    -----------------    -----------------    -----------------

INCOME BEFORE TAXES                                      50,672               51,037               51,812               52,541

    Income taxes                                          1,285                1,285                1,285                1,285
                                              -----------------    -----------------    -----------------    -----------------

NET INCOME                                               49,387               49,752               50,527               51,256

GENERAL PARTNER'S INTEREST IN  NET
    INCOME                                                  719                  723                  948                  956
                                              -----------------    -----------------    -----------------    -----------------

LIMITED PARTNERS' INTEREST IN NET INCOME      $          48,668    $          49,029    $          49,579    $          50,300
                                              =================    =================    =================    =================

BASIC NET INCOME PER LIMITED PARTNER UNIT     $            3.01    $            3.03    $            3.10    $            3.15
                                              =================    =================    =================    =================

BASIC AVERAGE NUMBER OF UNITS OUTSTANDING            16,165,602           16,165,602           15,990,010           15,990,010
                                              =================    =================    =================    =================

DILUTED NET INCOME PER LIMITED PARTNER UNIT   $            3.00    $            3.03    $            3.09    $            3.14
                                              =================    =================    =================    =================

DILUTED AVERAGE NUMBER OF UNITS OUTSTANDING          16,207,002           16,207,002           16,026,860           16,026,860
                                              =================    =================    =================    =================

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

The adoption of EITF 02-3 requires that realized and unrealized gains and losses be shown net for all periods presented. The following table summarizes the amounts that have been reclassified in the statement of operations:

                                For the Three Months     For the Six Months Ended
                                 Ended February 28,           February 28,
                                 2003         2002         2003          2002
                               ---------    ---------    ---------    -----------
Revenue - liquids marketing    $  79,587    $  47,326    $ 140,317    $    98,146
Costs and expenses - liquids
  marketing                      (79,235)     (45,633)    (139,258)       (99,778)
                               ---------    ---------    ---------    -----------
        Net, as reclassified   $     352    $   1,693    $   1,059    $    (1,632)
                               =========    =========    =========    ===========

In November 2002, the FASB issued Financial Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 expands the existing disclosure requirements for guarantees and requires that companies recognize a liability for guarantees issued after December 31, 2002. The implementation of FIN 45 is not expected to have a significant impact on Heritage's financial position or results of operations.

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

The following unaudited pro forma consolidated results of operations are presented as if the acquisition of V-1 had been made at the beginning of the periods presented:

                                                  Three months ended             Six months ended
                                                     February 28,                  February 28,
                                              --------------------------    --------------------------
                                                 2003           2002           2003           2002
                                              -----------    -----------    -----------    -----------
Total revenues                                $   253,403    $   196,474    $   374,483    $   311,415
Limited partners' interest in net income      $    49,661    $    31,141    $    51,896    $    26,952
Basic net income per limited partner unit     $      3.07    $      1.92    $      3.25    $      1.66
Diluted net income per limited partner unit   $      3.06    $      1.91    $      3.24    $      1.66

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

4. REPORTABLE SEGMENTS:

The Partnership's financial statements reflect four reportable segments: the domestic retail operations of Heritage, the domestic wholesale operations of Heritage, the foreign wholesale operations of MP Energy Partnership, and the liquids marketing activities of Resources. Heritage's reportable retail and wholesale fuel segments are strategic business units that sell products and services to retail and wholesale customers. Intersegment sales by the foreign wholesale segment to the domestic segment are priced in accordance with the partnership agreement of MP Energy Partnership. Heritage manages these segments separately as each segment involves different distribution, sale, and marketing strategies. Heritage evaluates the performance of its operating segments based on operating income exclusive of selling, general, and administrative expenses of $4,320 and $3,158 for the three months ended February 28, 2003 and 2002, respectively, or $7,177 and $6,109 for the six months ended February 28, 2003 and 2002, respectively. Selling, general and administrative expenses, interest expense and other expenses are not allocated by segment. Investment in affiliates and equity in earnings (losses) of affiliates relates primarily to Heritage's investment in Bi-State Propane (see Note 5), and is part of the domestic retail fuel segment. The following table presents the unaudited financial information by segment for the following periods:

                               For the Three Months ended       For the Six Months ended
                                      February 28,                    February 28,
                              ----------------------------    ----------------------------
                                  2003            2002            2003            2002
                              ------------    ------------    ------------    ------------
Gallons:
    Domestic retail fuel           166,622         134,458         243,343         209,248
    Domestic wholesale fuel          5,467           5,478          10,357          10,475
    Foreign wholesale fuel
        Affiliated                  17,452          23,744          37,832          38,815
        Unaffiliated                25,358          24,728          42,553          42,992
    Elimination                    (17,452)        (23,744)        (37,832)        (38,815)
                              ------------    ------------    ------------    ------------
               Total               197,447         164,664         296,253         262,715
                              ============    ============    ============    ============

Revenues:
    Domestic retail fuel      $    212,704    $    152,429    $    296,754    $    235,629
    Domestic wholesale fuel          4,345           3,265           6,755           6,336
    Foreign wholesale fuel
        Affiliated                  27,424          11,576          37,832          20,516
        Unaffiliated                15,873          11,269          24,810          20,791
    Elimination                    (27,424)        (11,576)        (37,832)        (20,516)
    Liquids marketing, net             352           1,693           1,059          (1,632)
    Other                           16,535          15,346          33,891          30,836
                              ------------    ------------    ------------    ------------
               Total          $    249,809    $    184,002    $    363,269    $    291,960
                              ============    ============    ============    ============

                                 For the Three Months ended       For the Six Months ended
                                        February 28,                    February 28,
                                ----------------------------    ----------------------------
                                    2003            2002            2003            2002
                                ------------    ------------    ------------    ------------
Operating Income
    Domestic retail             $     66,277    $     41,036    $     79,713    $     51,559
    Domestic wholesale fuel             (885)         (1,064)         (1,369)         (1,699)
    Foreign wholesale fuel
        Affiliated                       374             272             484             272
        Unaffiliated                   1,121             713           1,627           1,051
    Elimination                         (374)           (272)           (484)           (272)
    Liquids marketing                    192           1,611             515          (1,794)
                                ------------    ------------    ------------    ------------
               Total            $     66,705    $     42,296    $     80,486    $     49,117
                                ============    ============    ============    ============

Gain on Disposal of Assets:
    Domestic retail fuel        $         84    $        275    $        164    $        492
    Domestic wholesale fuel                4             (27)             (9)            223
                                ------------    ------------    ------------    ------------
               Total            $         88    $        248    $        155    $        715
                                ============    ============    ============    ============

Minority Interest Expense:
    Corporate                   $        508    $        521    $        522    $        422
    Foreign wholesale                    313             178             425             208
                                ------------    ------------    ------------    ------------
               Total            $        821    $        699    $        947    $        630
                                ============    ============    ============    ============

Depreciation and amortization:
    Domestic retail             $      9,318    $      9,537    $     18,451    $     18,526
    Domestic wholesale                   124              65             252             129
    Foreign wholesale                      5               4              10               9
                                ------------    ------------    ------------    ------------
               Total            $      9,447    $      9,606    $     18,713    $     18,664
                                ============    ============    ============    ============

                                      As of           As of
                                   February 28,     August 31,
                                       2003            2002
                                   ------------    ------------
Total Assets:
    Domestic retail                $    739,075    $    667,978
    Domestic wholesale                    8,488          14,372
    Foreign wholesale                    16,789          10,564
    Liquids marketing                    10,460           6,919
    Corporate                            16,520          17,431
                                   ------------    ------------
               Total               $    791,332    $    717,264
                                   ============    ============

Additions to property, plant and
  equipment including
  acquisitions:
    Domestic retail fuel           $     46,723    $     39,904
    Domestic wholesale                      166               -
    Foreign wholesale                         -              46
    Corporate                               669           1,441
                                   ------------    ------------
               Total               $     47,558    $     41,391
                                   ============    ============

Corporate assets include vehicles, office equipment and computer software for the use of administrative personnel. These assets are not allocated to segments. Corporate minority interest expense relates to U.S. Propane's general partner interest in the Operating Partnership.

5. SIGNIFICANT INVESTEE:

Heritage holds a 50% interest in Bi-State Propane. Heritage accounts for this 50% interest in Bi-State Propane under the equity method. Heritage's investment in Bi-State Propane totaled $7,691 and $7,485 at February 28, 2003 and August 31, 2002 respectively. Heritage did not receive any distributions from Bi-State Propane for the six months ended February 28, 2003 or 2002. On March 1, 2002, the Operating Partnership sold certain assets acquired in the ProFlame acquisition to Bi-State Propane for approximately $9,730 plus working capital. This sale was made pursuant to the provision in the Bi-State Propane partnership agreement that requires each partner to offer to sell any newly acquired businesses within Bi-State Propane's area of operations to Bi-State Propane. In conjunction with this sale, the Operating Partnership guaranteed $5 million of debt incurred by Bi-State Propane to a financial institution. Based on the current financial condition of Bi-State Propane, management considers the likelihood of Heritage incurring a liability resulting from the guarantee to be remote. Heritage has not recorded a liability on the balance sheets as of February 28, 2003 or August 31, 2002 for this guarantee because the guarantee was in effect prior to the issuance of FIN 45, and there have been no amendments to the original guarantee. Bi-State Propane's financial position is summarized below:

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
                        ============    ============

Bi-State Propane's results of operations for the three months and six months ended February 28, 2003 and 2002, respectively are summarized below:

                        For the Three Months Ended     For the Six Months Ended
                              February 28,                   February 28,
                        --------------------------     ------------------------
                           2003           2002           2003           2002
                        ----------     -----------     ---------     ----------
Revenues                $    8,460     $     6,497     $  13,101     $    9,357
Gross profit                 3,981           3,329         6,266          4,784

Net income:
        Heritage               933           1,015         1,139          1,141
        Other Partner          913           1,031         1,128          1,174

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

As stated above, during the fourth quarter of 2003, Heritage adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-based Compensation (SFAS 123) effective as of September 1, 2002. Accordingly, the following information compares the originally reported consolidated statement of operations, reclassified for the adoption of EITF 02-3 for the three and six months ended February 28, 2003 and as adjusted for the adoption of SFAS 123:

                                                          Three Months                             Six Months
                                                    Ended February 28, 2003                  Ended February 28,2003
                                              ------------------------------------    ------------------------------------
                                                                  As adjusted for                         As adjusted for
                                               As originally      the adoption of      As originally      the adoption of
                                                 reported            SFAS 123            reported            SFAS 123
REVENUES:
    Retail fuel                               $        212,704    $        212,704    $        296,754    $        296,754
    Wholesale fuel                                      20,218              20,218              31,565              31,565
    Liquids marketing, net                                 352                 352               1,059               1,059
    Other                                               16,535              16,535              33,891              33,891
                                              ----------------    ----------------    ----------------    ----------------
        Total revenues                                 249,809             249,809             363,269             363,269
                                              ----------------    ----------------    ----------------    ----------------

COSTS AND EXPENSES:
    Cost of products sold                              128,420             128,420             185,440             185,440
    Operating expenses                                  45,270              45,237              78,695              78,630
    Depreciation and amortization                        9,447               9,447              18,713              18,713
    Selling, general and administrative                  4,656               4,320               7,848               7,177
                                              ----------------    ----------------    ----------------    ----------------
        Total costs and expenses                       187,793             187,424             290,696             289,960
                                              ----------------    ----------------    ----------------    ----------------

OPERATING INCOME                                        62,016              62,385              72,573              73,309

OTHER INCOME (EXPENSE):
    Interest expense                                    (9,317)             (9,317)            (18,613)            (18,613)
    Equity in earnings of affiliates                       970                 970               1,183               1,183
    Gain on disposal of assets                              88                  88                 155                 155
    Other                                               (2,268)             (2,268)             (2,546)             (2,546)
                                              ----------------    ----------------    ----------------    ----------------

INCOME BEFORE MINORITY
INTERESTS AND INCOME TAXES                              51,489              51,858              52,752              53,488

    Minority interests                                    (817)               (821)               (940)               (947)
                                              ----------------    ----------------    ----------------    ----------------

INCOME BEFORE TAXES                                     50,672              51,037              51,812              52,541

    Income taxes                                         1,285               1,285               1,285               1,285
                                              ----------------    ----------------    ----------------    ----------------

NET INCOME                                              49,387              49,752              50,527              51,256

GENERAL PARTNER'S INTEREST IN  NET
    INCOME                                                 719                 723                 948                 956
                                              ----------------    ----------------    ----------------    ----------------

LIMITED PARTNERS' INTEREST IN NET INCOME      $         48,668    $         49,029    $         49,579    $         50,300
                                              ================    ================    ================    ================

BASIC NET INCOME PER LIMITED PARTNER UNIT     $           3.01    $           3.03    $           3.10    $           3.15
                                              ================    ================    ================    ================

BASIC AVERAGE NUMBER OF UNITS OUTSTANDING           16,165,602          16,165,602          15,990,010          15,990,010
                                              ================    ================    ================    ================

DILUTED NET INCOME PER LIMITED PARTNER UNIT   $           3.00    $           3.03    $           3.09    $           3.14
                                              ================    ================    ================    ================

DILUTED AVERAGE NUMBER OF UNITS OUTSTANDING         16,207,002          16,207,002          16,026,860          16,026,860
                                              ================    ================    ================    ================

THREE MONTHS ENDED FEBRUARY 28, 2003 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2002

         Volume. Total retail gallons sold in the three months ended February 28, 2003 were 166.6 million, an increase of 32.1 million over the 134.5 million gallons sold in the three months ended February 28, 2002. Of the increase in volume, 9.1 million gallons reflects the benefits of the volume added through acquisitions and 23.0 million gallons reflects the increase due to more favorable weather conditions in some of Heritage's areas of operations, offset by warmer than normal weather conditions in other areas of operations. The Partnership also sold approximately 30.9 million wholesale gallons in this second quarter of fiscal 2003, an increase of 0.7 million gallons from the 30.2 million wholesale gallons sold in the second quarter of fiscal year 2002. U.S. wholesale volumes remained the same at 5.5 million gallons while the foreign volumes of MP Energy Partnership increased 0.7 million gallons to 25.4 million gallons for the second quarter.

         Revenues. Total revenues for the three months ended February 28, 2003 were $249.8 million, an increase of $65.8 million, as compared to $184.0 million in the three months ended February 28, 2002. The current period's domestic retail propane revenues increased $60.3 million to $212.7 million as compared to the prior year's revenues of $152.4 million of which $11.6 million was due to acquisitions, $19.2 million was due to higher selling prices in the current period, and $29.5 was due to the increased retail volumes described above. Selling prices in each of Heritage's reportable segments increased as compared to the same period last year as a result of higher supply costs. The U.S. wholesale revenues increased $1.0 million to $4.3 million for the three months ended February 28, 2003 as compared to $3.3 million for the period ended February 28, 2002, due to higher selling prices. Other domestic revenues increased $1.2 million to $16.5 million, as compared to $15.3 million in the prior year as a result of acquisitions. Foreign revenues increased $4.6 million for the three months ended February 28, 2003 to $15.9 million as compared to $11.3 million for the three months ended February 28, 2002, of which $4.2 million was a result of higher selling prices and $0.4 million was due to the increased volumes described above. Net revenues from the liquids marketing activity conducted through Resources decreased $1.3 million to $0.4 million as compared to the prior year's activity of $1.7 million due to less favorable movement in product prices in the current fiscal period.

         Cost of Products Sold. Total cost of products sold increased to $128.4 million for the three months ended February 28, 2003 as compared to $97.1 million for the three months ended February 28, 2002. The current period's domestic retail cost of sales increased $25.2 million to $104.9 million as compared to $79.7 million in the prior year, of which $20.3 million was due to increased volumes and $4.9 million was due to higher supply costs of product as compared to the same period last year. The U.S. wholesale cost of sales increased $0.7 million to $3.9 million for the three months ended February 28, 2003 as compared to $3.2 million for the period ended February 28, 2002, due to higher wholesale fuel costs. Foreign cost of sales increased $4.2 million to $14.8 million as compared to $10.6 million in the prior year, of which $3.8 million was due to an increase in wholesale fuel costs and $0.4 million was due to higher volumes. Other cost of sales increased $1.2 million to $4.8 million as compared to $3.6 million for the three months ended February 28, 2002 primarily due to acquisitions.

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

         Operating Expenses. Operating expenses were $45.2 million an increase of $10.2 million, for the three months ended February 28, 2003 as compared to $35.0 million for the three months ended February 28, 2002. The increase is the result of various factors, which include a $3.6 million increase in employee-related costs due to acquisitions, a $2.4 million increase in incentive plan expense due to operating performance, a $4.1 million general increase in operating expenses in certain areas of the Partnership's operations to accommodate increased winter demand, a $0.1 million increase due to industry-wide increases in business insurance costs.

         Selling, General and Administrative. Selling, general and administrative expenses were $4.3 million for the three months ended February 28, 2003, a $1.1 million increase from the $3.2 million for the same three month period last year. This increase is primarily related to the performance-based compensation plan expense in 2003 that was not incurred in 2002, offset by a $0.2 million decrease related to the adoption of SFAS 123.

         Depreciation and Amortization. Depreciation and amortization was $9.4 million in the three months ended February 28, 2003 a slight decrease as compared to $9.6 million in the three months ended February 28, 2002.

         Operating Income. For the three months ended February 28, 2003, Heritage had operating income of $62.4 million as compared to operating income of $39.1 million for the three months ended February 28, 2002. This increase is a combination of a $0.2 million increase related to the adoption of SFAS 123 and the increased gross profit offset by increased operating expenses described above.

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

         Interest Expense. Interest expense decreased $0.2 million for the three months ended February 28, 2003 to $9.3 million from $9.5 million for the same three-month period last year.

         Taxes. Taxes for the three months ended February 28, 2003 were $1.3 million due to the tax expense anticipated to be incurred by Heritage's corporate subsidiaries. There was no tax expense in these subsidiaries for the three months ended February 28, 2002.

         Net Income. For the three-month period ended February 28, 2003, Heritage recorded net income of $49.8 million, an increase of $19.7 million as compared to net income for the three months ended February 28, 2002 of $30.1 million. The increase is primarily the result of a $0.2 increase related to the adoption of SFAS 123 and the increase in operating income, partially offset by the increase in other expenses and taxes described above.

         EBITDA, as adjusted. EBITDA, as adjusted increased $22.8 million to $73.0 million for the three months ended February 28, 2003, as compared to EBITDA, as adjusted of $50.2 million for the period ended February 28, 2002. This increase is due to the operating performance described above and is a record level EBITDA, as adjusted for the second quarter results of Heritage. EBITDA, as adjusted for the three months ended February 28, 2003 and February 28, 2002 is computed as follows:

NET INCOME RECONCILIATION                                   Three Months
(in millions)                                            Ended February 28,
                                                       ----------------------
                                                         2003         2002
                                                       ---------    ---------
Net income                                             $    49.8    $    30.1
Depreciation and amortization                                9.4          9.6
Interest                                                     9.3          9.5
Taxes                                                        1.3            -
Non-cash compensation expense                                0.3          0.5
Other expense                                                2.3          0.1
Depreciation, amortization, and interest of investee         0.2          0.1
Minority interest in the Operating Partnership               0.5          0.5
Less : Gain on disposal of assets                           (0.1)        (0.2)
                                                       ---------    ---------
EBITDA, as adjusted (a)                                $    73.0    $    50.2
                                                       =========    =========

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

SIX MONTHS ENDED FEBRUARY 28, 2003 COMPARED TO THE SIX MONTHS ENDED FEBRUARY 28, 2002

         Volume. Total retail gallons sold in the six months ended February 28, 2003 were 243.3 million, an increase of 34.1 million over the 209.2 million gallons sold in the six months ended February 28, 2002. Of the $34.1 million increase, $10.7 million reflects the benefits of the volume added through acquisitions and $ 23.4 million is due to more favorable weather conditions in some of Heritage's areas of operations, offset by warmer than normal weather conditions in other areas of operations. Heritage also sold approximately 53.0 million wholesale gallons in the six months ended February 28, 2003, a decrease of 0.5 million gallons from the 53.5 million wholesale gallons sold in the six months ended February 28, 2002. U.S. wholesale gallons decreased 0.1 million gallons to 10.4 million gallons and the foreign volumes of MP Energy Partnership decreased 0.4 million gallons to 42.6 million for the six months ended February 28, 2003.

         Revenues. Total revenues for the six months ended February 28, 2003 were $363.3 million, an increase of $71.3 million, as compared to $292.0 million in the six months ended February 28, 2002. The current period's domestic retail propane revenues increased $61.2 million to $296.8 million as compared to the prior year's revenues of $235.6 million of which $41.6 million was due to increased retail volumes and $19.6 million was due to higher selling prices in the current period. The U.S. wholesale revenues increased to $6.7 million, as compared to $6.3 million for the six-month period ended February 28, 2002, due to higher selling prices. Foreign revenues increased $4.0 million for the six months ended February 28, 2003 to $24.8 million as compared to $20.8 million for the six months ended February 28, 2002, also as a result of higher selling prices. The net liquids marketing activity conducted through Resources increased $2.7 million to $1.1 million as compared to the prior year's activity of $(1.6) million due to more favorable movement in the product prices in the first quarter of fiscal year 2003, offset by the second quarter decrease. Other domestic revenues increased $3.1 million to $33.9 million as compared to $30.8 million in the prior year as a result of acquisitions.

         Cost of Products Sold. Total cost of products sold increased to $185.4 million for the six months ended February 28, 2003 as compared to $157.4 million for the six months ended February 28, 2002. The current period's domestic retail cost of sales increased $22.5 million to $146.5 million as compared to $124.0 million in the prior year of which $20.6 million was due to increased volumes, and $1.9 million was due to higher product costs compared to the same period last fiscal year. The U.S. wholesale cost of sales remained the same as last year at $6.1 million. Foreign cost of sales increased $3.5 million to $23.2 million as compared to $19.7 million in the prior year primarily due to an increase in foreign wholesale fuel costs. Other cost of sales increased $2.0 million to $9.6 million as compared to $7.6 million for the six months ended February 28, 2002.

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

         Operating Expenses. Operating expenses were $78.6 million for the six months ended February 28, 2003 as compared to $66.8 million for the six months ended February 28, 2002. The increase of $11.8 million is the result of various factors, which include a $4.0 million increase in employee-related costs due to acquisitions, a $2.8 million increase in incentive plan expense due to operating performance, a $4.3 million general increase in operating expenses in certain areas of the Partnership's operations to accommodate increased winter demand and a $0.7 million increase due to industry-wide increases in business insurance costs.

         Selling, General and Administrative. Selling, general and administrative expenses were $7.2 million for the six months ended February 28, 2003, a $1.1 million increase from the $6.1 million for the same six month period last year. This increase is primarily related to the performance-based compensation plan expense in 2003 that was not incurred in 2002, offset by a decrease of $0.3 related to the adoption of SFAS 123.

         Depreciation and Amortization. Depreciation and amortization was $18.7 million in each of the six months ended February 28, 2003 and February 28, 2002.

         Operating Income. For the six months ended February 28, 2003, Heritage had operating income of $73.3 million as compared to operating income of $43.0 million for the six months ended February 28, 2002. This increase is a combination of a $0.3 increase related to the adoption of SFAS 123 and increased gross profit offset by increased operating expenses described above.

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

         Interest Expense. Interest expense decreased $0.1 million for the six months ended February 28, 2003 to $18.6 million from $18.7 million for the same six-month period last year.

         Taxes. Taxes for the six months ended February 28, 2003 were $1.3 million due to the tax expense anticipated to be incurred by Heritage's corporate subsidiaries. There was no tax expense in these subsidiaries for the six months ended February 28, 2002.

         Net Income. For the six month period ended February 28, 2003, Heritage had net income of $51.3 million, an increase of $25.9 million, as compared to a net income for the six months ended February 28, 2002 of $25.4 million. The increase is primarily the result of a $0.3 increase related to the adoption of SFAS 123 and the increase in operating income, partially offset by the increase in other expenses and taxes described above.

         EBITDA, as adjusted. EBITDA, as adjusted increased $29.9 million to $93.8 million for the six months ended February 28, 2003, as compared to EBITDA, as adjusted of $63.9 million for the six months ended February 28, 2002. This increase is due to the operating conditions described above and is a record level EBITDA, as adjusted for the six-month results of Heritage. EBITDA, as adjusted for the six months ended February 28, 2003 and February 28, 2002 is computed as follows:

                                                             Six Months
                                                         Ended February 28,
(in millions)                                          ----------------------
NET INCOME RECONCILIATION                                2003         2002
                                                       ---------    ---------
Net income                                             $    51.3    $    25.4
Depreciation and amortization                               18.7         18.7
Interest                                                    18.6         18.7
Taxes                                                        1.3            -
Non-cash compensation expense                                0.6          1.0
Other expense                                                2.5          0.2
Depreciation, amortization, and interest of investee         0.5          0.2
Minority interest in the Operating Partnership               0.5          0.4
Less : Gain on disposal of assets                           (0.2)        (0.7)
                                                       ---------    ---------
EBITDA, as adjusted                                    $    93.8    $    63.9
                                                       =========    =========

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

         Operating Activities. Cash provided by operating activities during the six months ended February 28, 2003, was $55.0 million as compared to cash provided by operating activities of $23.8 million for the same six-month period ended February 28, 2002. The net cash provided by operations for the six months ended February 28, 2003 consisted of net income of $51.3 million and non-cash charges of $22.4 million, principally depreciation and amortization, offset by the impact of an increase in working capital of $18.7 million. Although the increase in working capital for the six months ended February 28, 2003 is comparable to the increase for the six months ended February 28, 2002, the changes in components of working capital varied significantly due to an increase in the demand for fuel resulting from the colder winter temperatures this fiscal year in various areas of Heritage's operations. The increase in fuel demand affects working capital as accounts receivable increases, inventory decreases, accounts payable to purchase product increases, and customer prebought gallons and prepayments decrease.

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

FINANCING AND SOURCES OF LIQUIDITY

Heritage has a Bank Credit Facility with various financial institutions, which includes a Working Capital Facility, providing for up to $65.0 million of borrowings for working capital and other general partnership purposes, and an Acquisition Facility providing for up to $50.0 million of borrowings for acquisitions and improvements. The weighted average interest rate was 3.13% for the amounts outstanding at February 28, 2003 on both the Working Capital Facility and the Acquisition Facility. As of February 28, 2003, the Working Capital Facility had $45.7 million available for borrowings and the Acquisition Facility had $17.7 million available to fund future acquisitions.

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

The adoption of EITF 02-3 requires that realized and unrealized gains and losses be shown net for all periods presented. The following table summarizes the amounts that have been reclassified in the statement of operations:

                                     For the Three Months          For the Six Months
                                      Ended February 28,           Ended February 28,
                                      2003          2002          2003           2002
                                      ----          ----          ----           ----
Revenue - liquids marketing        $    79,587   $    47,326   $   140,317   $    98,146
Costs and expenses - liquids
  marketing                            (79,235)      (45,633)     (139,258)      (99,778)
                                   -----------   -----------   -----------   -----------
     Net, as reclassified          $       352   $     1,693   $     1,059   $    (1,632)
                                   ===========   ===========   ===========   ===========

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

The fair value of the financial instruments related to liquids marketing activities as of February 28, 2003 and August 31, 2002, was assets of $0.6 and $2.3 million, respectively, and liabilities of $0.6 and $1.8 million respectively

Estimates related to Heritage's liquids marketing activities are sensitive to uncertainty and volatility inherent in the energy commodities markets and actual results could differ from these estimates. A theoretical change of 10% in the underlying commodity value of the liquids marketing contracts would result in no change in the market value of the contracts as there are no net unbalanced positions at February 28, 2003.

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

The following table summarizes the fair value of Heritage's contracts, aggregated by method of estimating fair value of the contracts as of February 28, 2003 and August 31, 2002 where settlement had not yet occurred. Heritage's contracts all have a maturity of less than 1 year. The market prices used to value these transactions reflect management's best estimate considering various factors including closing average spot prices for the current and outer months plus a differential to consider time value and storage costs.

                                                              February 28,   August 31,
                Source of Fair Value                              2003          2002
                --------------------                          ------------   ----------
Prices actively quoted                                         $      596    $    1,276
Prices based on other valuation methods                                 -         1,025
                                                               ----------    ----------
     Assets from liquids marketing                             $      596    $    2,301
                                                               ==========    ==========

Prices actively quoted                                         $      584    $      669
Prices based on other valuation methods                                 -         1,149
                                                               ----------    ----------
     Liabilities from liquids marketing                        $      584    $    1,818
                                                               ==========    ==========

Unrealized gains in fair value of contracts outstanding
     as of August 31                                           $       12    $      483
                                                               ==========    ==========

The following table summarizes the changes in the unrealized fair value of Heritage's contracts where settlement had not yet occurred for the three and six months ended February 28, 2003 and 2002.

                                                               Three Months Ended           Six Months Ended
                                                                  February 28                  February 28
                                                               2003          2002          2003          2002
                                                            ----------    ----------    ----------    ----------
Unrealized gains (losses) in fair value of contracts
     outstanding at the beginning of the period             $       41    $   (2,524)   $      483    $     (665)
Other unrealized gains (losses) recognized during the
     period                                                        352         1,693           576          (967)
Less:  Realized gains (losses) recognized during the
     period                                                        381          (315)        1,047        (1,116)
                                                            ----------    ----------    ----------    ----------
Unrealized gains (losses) in fair value of contracts
     outstanding at the end of the period                   $       12    $     (516)   $       12    $     (516)
                                                            ==========    ==========    ==========    ==========

The following table summarizes the gross transaction volumes in barrels for liquids marketing contracts that were physically settled for the three and six months ended February 28, 2003, and 2002.

(in thousands)                        Three Months       Six Months
         February 28, 2003                 20                64
         February 28, 2002                133               245

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

         Exhibit
         Number                                          Description
         -------                                         -----------
(1)      3.1               Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(10)     3.1.1             Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage
                           Propane Partners, L.P.

(16)     3.1.2             Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage
                           Propane Partners, L.P.

(19)     3.1.3             Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Heritage
                           Propane Partners, L.P.

(19)     3.1.4             Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Heritage
                           Propane Partners, L.P.

(1)      3.2               Agreement of Limited Partnership of Heritage Operating, L.P.

(12)     3.2.1             Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage
                           Operating, L.P.

(19)     3.2.2             Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage
                           Operating, L.P.

(18)     3.3               Amended Certificate of Limited Partnership of Heritage Propane Partners, L.P.

(18)     3.4               Amended Certificate of Limited Partnership of Heritage Operating, L.P.

(20)     4.1               Registration Rights Agreement for Limited Partner Interests of Heritage Propane
                           Partners, L.P.

(7)      10.1              First Amended and Restated Credit Agreement with Banks Dated May 31, 1999

(8)      10.1.1            First Amendment to the First Amended and Restated Credit Agreement dated as of October
                           15, 1999

(9)      10.1.2            Second Amendment to First Amended and Restated Credit Agreement dated as of May 31,
                           2000

         Exhibit
         Number                                          Description
         -------                                         -----------
(10)     10.1.3            Third Amendment dated as of August 10,  2000 to First Amended and Restated Credit
                           Agreement

(13)     10.1.4            Fourth Amendment to First Amended and Restated Credit Agreement dated as of December
                           28, 2000

(16)     10.1.5            Fifth Amendment to First Amended and Restated Credit Agreement dated as of July 16,
                           2001

(1)      10.2              Form of Note Purchase Agreement (June 25, 1996)

(3)      10.2.1            Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996

(4)      10.2.2            Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997

(6)      10.2.3            Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998

(8)      10.2.4            Second Amendment Agreement dated September 1, 1999 to June 25, 1996 Note Purchase
                           Agreement

(11)     10.2.5            Third Amendment Agreement dated May 31, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997 Note Purchase Agreement

(10)     10.2.6            Fourth Amendment Agreement dated August 10, 2000 to June 25, 1996 Note Purchase
                           Agreement and November 19, 1997 Note Purchase Agreement

(13)     10.2.7            Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase
                           Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase
                           Agreement

(1)      10.3              Form of Contribution, Conveyance and Assumption Agreement among Heritage Holdings,
                           Inc., Heritage Propane Partners, L.P. and Heritage Operating, L.P.

(1)      10.6              Restricted Unit Plan

(4)      10.6.1            Amendment of Restricted Unit Plan dated as of October 17, 1996

(12)     10.6.2            Amended and Restated Restricted Unit Plan dated as of August 10, 2000

(18)     10.6.3            Second Amended and Restated Restricted Unit Plan dated as of February 4, 2002

(12)     10.7              Employment Agreement for James E. Bertelsmeyer dated as of August 10, 2000

(18)     10.7.1            Consent to Assignment of Employment Agreement for James E. Bertelsmeyer dated February
                           3, 2002

(21)     10.7.2            Amendment 1 of Employment Agreement for James E. Bertelsmeyer dated August 10, 2002

(12)     10.8              Employment Agreement for R. C. Mills dated as of August 10, 2000

(18)     10.8.1            Consent to Assignment of Employment Agreement for R.C. Mills dated February 3, 2002

(12)     10.10             Employment Agreement for H. Michael Krimbill dated as of August 10, 2000

         Exhibit
         Number                                          Description
         -------                                         -----------
(18)     10.10.1           Consent to Assignment of Employment Agreement for H. Michael Krimbill dated February
                           3, 2002

(12)     10.11             Employment Agreement for Bradley K. Atkinson dated as of August 10, 2000

(18)     10.11.1           Consent to Assignment of Employment Agreement for Bradley K. Atkinson dated February 3, 2002

(7)      10.12             First Amended and Restated Revolving Credit Agreement between Heritage Service
                           Corp. and Banks Dated May 31, 1999

(16)     10.12.1           First Amendment to First Amended and Restated Revolving Credit Agreement, dated
                           October 15, 1999

(16)     10.12.2           Second Amendment to First Amended and Restated Revolving Credit Agreement, dated
                           August 10, 2000

(16)     10.12.3           Third Amendment to First Amended and Restated Revolving Credit Agreement, dated
                           December 28, 2000

(16)     10.12.4           Fourth Amendment to First Amended and Restated Revolving Credit Agreement, dated July
                           16, 2001

(12)     10.13             Employment Agreement for Mark A. Darr dated as of August 10, 2000

(18)     10.13.1           Consent to Assignment of Employment Agreement for Mark A. Darr dated February 3, 2002

(12)     10.14             Employment Agreement for Thomas H. Rose dated as of August 10, 2000

(18)     10.14.1           Consent to Assignment of Employment Agreement for Thomas H. Rose dated February 3, 2002

(12)     10.15             Employment Agreement for Curtis L. Weishahn dated as of August 10, 2000

(18)     10.15.1           Consent to Assignment of Employment Agreement for Curtis L. Weishahn dated February 3,
                           2002

(5)      10.16             Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1           Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement

(8)      10.16.2           Second Amendment Agreement dated September 1, 1999 to November 19, 1997 Note Purchase
                           Agreement and June 25, 1996 Note Purchase Agreement

(9)      10.16.3           Third Amendment Agreement dated May 31, 2000 to November 19, 1997 Note Purchase
                           Agreement and June 25, 1996 Note Purchase Agreement

(10)     10.16.4           Fourth Amendment Agreement dated August 10, 2000 to November 19, 1997 Note Purchase
                           Agreement and June 25, 1996 Note Purchase Agreement

(13)     10.16.5           Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase
                           Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase
                           Agreement

         Exhibit
         Number                                          Description
         -------                                         -----------
(10)     10.17             Contribution Agreement dated June 15, 2000 among U.S. Propane, L.P., Heritage
                           Operating, L.P. and Heritage Propane Partners, L.P.

(10)     10.17.1           Amendment dated August 10, 2000 to June 15, 2000 Contribution Agreement

(10)     10.18             Subscription Agreement dated June 15, 2000 between Heritage Propane Partners, L.P. and individual investors

(10)     10.18.1           Amendment dated August 10, 2000 to June 15, 2000 Subscription Agreement

(16)     10.18.2           Amendment Agreement dated January 3, 2001 to the June 15, 2000 Subscription Agreement.

(17)     10.18.3           Amendment Agreement dated October 5, 2001 to the June 15, 2000 Subscription
                           Agreement.

(10)     10.19             Note Purchase Agreement dated as of August 10, 2000

(13)     10.19.1           Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase
                           Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase
                           Agreement

(14)     10.19.2           First Supplemental Note Purchase Agreement dated as of May 24, 2001 to the August 10,
                           2000 Note Purchase Agreement

(15)     10.20             Stock Purchase Agreement dated as of July 5, 2001 among the shareholders of ProFlame,
                           Inc. and Heritage Holdings, Inc.

(15)     10.21             Stock Purchase Agreement dated as of July 5, 2001 among the shareholders of Coast
                           Liquid Gas, Inc. and Heritage Holdings, Inc.

(15)     10.22             Agreement and Plan of Merger dated as of July 5, 2001 among California Western Gas
                           Company, the Majority Stockholders of California Western Gas Company signatories thereto, Heritage Holdings, Inc. and California Western Merger Corp.

(15)     10.23             Agreement and Plan of Merger dated as of July 5, 2001 among Growth Properties, the
                           Majority Shareholders signatories thereto, Heritage Holdings, Inc. and Growth
                           Properties Merger Corp.

(15)     10.24             Asset Purchase Agreement dated as of July 5, 2001 among L.P.G. Associates, the
                           Shareholders of L.P.G. Associates and Heritage Operating, L.P.

(15)     10.25             Asset Purchase Agreement dated as of July 5, 2001 among WMJB, Inc., the Shareholders of WMJB, Inc. and Heritage Operating, L.P.

(15)     10.25.1           Amendment to Asset Purchase Agreement dated as of July 5, 2001 among WMJB, Inc., the
                           Shareholders of WMJB, Inc. and Heritage Operating, L.P.

(18)     10.26             Assignment, Conveyance and Assumption Agreement between U.S. Propane, L.P. and
                           Heritage Holdings, Inc., as the former General Partner of Heritage Propane Partners,
                           L.P. dated as of February 4, 2002

(18)     10.27             Assignment, Conveyance and Assumption Agreement between U.S. Propane, L.P. and
                           Heritage Holdings, Inc., as the former General Partner of Heritage Operating, L.P., dated as of February 4, 2002

         Exhibit
         Number                                          Description
         -------                                         -----------
(22)     10.28             Assignment for Contribution of Assets in Exchange for Partnership Interest dated
                           December 9, 2002 amount V-1 Oil Co., the shareholders of V-1 Oil Co., Heritage Propane
                           Partners, L.P. and Heritage Operating, L.P.

(23)     10.29             Employment Agreement for Michael L. Greenwood dated as of July 1, 2002

(21)     21.1              List of Subsidiaries

(*)      31.1              Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
                           Act of 2002.

(*)      31.2              Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
                           Act of 2002.

(*)      32.1              Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)      32.2              Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as
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

(23) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q for the quarter ended November 30, 2002.

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

                            HERITAGE PROPANE PARTNERS, L.P.

                            By:  U.S. Propane, L.P.., General Partner

                            By:  U.S. Propane, L.L.C., General Partner

Date: November 26, 2003     By: /s/  Michael L. Greenwood
                                 ----------------------------------------------
                                     Michael L. Greenwood
                                     (Vice President, Chief Financial Officer
                                     and officer duly authorized to sign on
                                     behalf of the registrant)

                               INDEX TO EXHIBITS

         Exhibit
         Number                                          Description
         -------                                         -----------
(1)      3.1               Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(10)     3.1.1             Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage
                           Propane Partners, L.P.

(16)     3.1.2             Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage
                           Propane Partners, L.P.

(19)     3.1.3             Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Heritage
                           Propane Partners, L.P.

(19)     3.1.4             Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Heritage
                           Propane Partners, L.P.

(1)      3.2               Agreement of Limited Partnership of Heritage Operating, L.P.

(12)     3.2.1             Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage
                           Operating, L.P.

(19)     3.2.2             Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage
                           Operating, L.P.

(18)     3.3               Amended Certificate of Limited Partnership of Heritage Propane Partners, L.P.

(18)     3.4               Amended Certificate of Limited Partnership of Heritage Operating, L.P.

(20)     4.1               Registration Rights Agreement for Limited Partner Interests of Heritage  Propane
                           Partners, L.P.

(7)      10.1              First Amended and Restated Credit Agreement with Banks Dated May 31, 1999

(8)      10.1.1            First Amendment to the First Amended and Restated Credit Agreement dated as of October 15,
                           1999

(9)      10.1.2            Second Amendment to First Amended and Restated Credit Agreement dated as of May 31,
                           2000

         Exhibit
         Number                                          Description
         -------                                         -----------
(10)     10.1.3            Third Amendment dated as of August 10, 2000 to First Amended and Restated Credit Agreement

(13)     10.1.4            Fourth Amendment to First Amended and Restated Credit Agreement dated as of December
                           28, 2000

(16)     10.1.5            Fifth Amendment to First Amended and Restated Credit Agreement dated as of July 16,
                           2001

(1)      10.2              Form of Note Purchase Agreement (June 25, 1996)

(3)      10.2.1            Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996

(4)      10.2.2            Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997

(6)      10.2.3            Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998

(8)      10.2.4            Second Amendment Agreement dated September 1, 1999 to June 25, 1996 Note Purchase
                           Agreement

(11)     10.2.5            Third Amendment Agreement dated May 31, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997 Note Purchase Agreement

(10)     10.2.6            Fourth Amendment Agreement dated August 10, 2000 to June 25, 1996 Note Purchase
                           Agreement and November 19, 1997 Note Purchase Agreement

(13)     10.2.7            Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase
                           Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase
                           Agreement

(1)      10.3              Form of Contribution, Conveyance and Assumption Agreement among Heritage Holdings,
                           Inc., Heritage Propane Partners, L.P. and Heritage Operating, L.P.

(1)      10.6              Restricted Unit Plan

(4)      10.6.1            Amendment of Restricted Unit Plan dated as of October 17, 1996

(12)     10.6.2            Amended and Restated Restricted Unit Plan dated as of August 10, 2000

(18)     10.6.3            Second Amended and Restated Restricted Unit Plan dated as of February 4, 2002

(12)     10.7              Employment Agreement for James E. Bertelsmeyer dated as of August 10, 2000

(18)     10.7.1            Consent to Assignment of Employment Agreement for James E. Bertelsmeyer dated February
                           3, 2002

(21)     10.7.2            Amendment 1 of Employment Agreement for James E. Bertelsmeyer dated August 10, 2002

(12)     10.8              Employment Agreement for R. C. Mills dated as of August 10, 2000

(18)     10.8.1            Consent to Assignment of Employment Agreement for R.C. Mills dated February 3, 2002

(12)     10.10             Employment Agreement for H. Michael Krimbill dated as of August 10, 2000


         Exhibit
         Number                                          Description
         -------                                         -----------
(18)     10.10.1           Consent to Assignment of Employment Agreement for H. Michael Krimbill dated February
                           3, 2002

(12)     10.11             Employment Agreement for Bradley K. Atkinson dated as of August 10, 2000

(18)     10.11.1           Consent to Assignment of Employment Agreement for Bradley K. Atkinson dated February 3, 2002

(7)      10.12             First Amended and Restated Revolving Credit Agreement between Heritage Service
                           Corp. and Banks Dated May 31, 1999

(16)     10.12.1           First Amendment to First Amended and Restated Revolving Credit Agreement, dated
                           October 15, 1999

(16)     10.12.2           Second Amendment to First Amended and Restated Revolving Credit Agreement, dated
                           August 10, 2000

(16)     10.12.3           Third Amendment to First Amended and Restated Revolving Credit Agreement, dated
                           December 28, 2000

(16)     10.12.4           Fourth Amendment to First Amended and Restated Revolving Credit Agreement, dated July
                           16, 2001

(12)     10.13             Employment Agreement for Mark A. Darr dated as of August 10, 2000

(18)     10.13.1           Consent to Assignment of Employment Agreement for Mark A. Darr dated February 3, 2002

(12)     10.14             Employment Agreement for Thomas H. Rose dated as of August 10, 2000

(18)     10.14.1           Consent to Assignment of Employment Agreement for Thomas H. Rose dated February 3, 2002

(12)     10.15             Employment Agreement for Curtis L. Weishahn dated as of August 10, 2000

(18)     10.15.1           Consent to Assignment of Employment Agreement for Curtis L. Weishahn dated February 3,
                           2002

(5)      10.16             Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1           Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement

(8)      10.16.2           Second Amendment Agreement dated September 1, 1999 to November 19, 1997 Note Purchase
                           Agreement and June 25, 1996 Note Purchase Agreement

(9)      10.16.3           Third Amendment Agreement dated May 31, 2000 to November 19, 1997 Note Purchase
                           Agreement and June 25, 1996 Note Purchase Agreement

(10)     10.16.4           Fourth Amendment Agreement dated August 10, 2000 to November 19, 1997 Note Purchase
                           Agreement and June 25, 1996 Note Purchase Agreement

(13)     10.16.5           Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase
                           Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase
                           Agreement

         Exhibit
         Number                                          Description
         -------                                         -----------
(10)     10.17             Contribution Agreement dated June 15, 2000 among U.S. Propane, L.P., Heritage
                           Operating, L.P. and Heritage Propane Partners, L.P.

(10)     10.17.1           Amendment dated August 10, 2000 to June 15, 2000 Contribution Agreement

(10)     10.18             Subscription Agreement dated June 15, 2000 between Heritage Propane Partners, L.P. and individual investors

(10)     10.18.1           Amendment dated August 10, 2000 to June 15, 2000 Subscription Agreement

(16)     10.18.2           Amendment Agreement dated January 3, 2001 to the June 15, 2000 Subscription Agreement.

(17)     10.18.3           Amendment Agreement dated October 5, 2001 to the June 15, 2000 Subscription
                           Agreement.

(10)     10.19             Note Purchase Agreement dated as of August 10, 2000

(13)     10.19.1           Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase
                           Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase
                           Agreement

(14)     10.19.2           First Supplemental Note Purchase Agreement dated as of May 24, 2001 to the August 10,
                           2000 Note Purchase Agreement

(15)     10.20             Stock Purchase Agreement dated as of July 5, 2001 among the shareholders of ProFlame,
                           Inc. and Heritage Holdings, Inc.

(15)     10.21             Stock Purchase Agreement dated as of July 5, 2001 among the shareholders of Coast
                           Liquid Gas, Inc. and Heritage Holdings, Inc.

(15)     10.22             Agreement and Plan of Merger dated as of July 5, 2001 among California Western Gas
                           Company, the Majority Stockholders of California Western Gas Company signatories thereto, Heritage Holdings, Inc. and California Western Merger Corp.

(15)     10.23             Agreement and Plan of Merger dated as of July 5, 2001 among Growth Properties, the
                           Majority Shareholders signatories thereto, Heritage Holdings, Inc. and Growth
                           Properties Merger Corp.

(15)     10.24             Asset Purchase Agreement dated as of July 5, 2001 among L.P.G. Associates, the
                           Shareholders of L.P.G. Associates and Heritage Operating, L.P.

(15)     10.25             Asset Purchase Agreement dated as of July 5, 2001 among WMJB, Inc., the Shareholders of WMJB, Inc. and Heritage Operating, L.P.

(15)     10.25.1           Amendment to Asset Purchase Agreement dated as of July 5, 2001 among WMJB, Inc., the
                           Shareholders of WMJB, Inc. and Heritage Operating, L.P.

(18)     10.26             Assignment, Conveyance and Assumption Agreement between U.S. Propane, L.P. and
                           Heritage Holdings, Inc., as the former General Partner of Heritage Propane Partners,
                           L.P. dated as of February 4, 2002

(18)     10.27             Assignment, Conveyance and Assumption Agreement between U.S. Propane, L.P. and
                           Heritage Holdings, Inc., as the former General Partner of Heritage Operating, L.P., dated as of February 4, 2002

         Exhibit
         Number                                          Description
         -------                                         -----------
(22)     10.28             Assignment for Contribution of Assets in Exchange for Partnership Interest dated
                           December 9, 2002 amount V-1 Oil Co., the shareholders of V-1 Oil Co., Heritage Propane
                           Partners, L.P. and Heritage Operating, L.P.

(23)     10.29             Employment Agreement for Michael L. Greenwood dated as of July 1, 2002

(21)     21.1              List of Subsidiaries

(*)      31.1              Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
                           Act of 2002.

(*)      31.2              Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
                           Act of 2002.

(*)      32.1              Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)      32.2              Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as
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

(23) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q for the quarter ended November 30, 2002.

(*)      Filed herewith.