Form 10-Q/A
period 2003-05-31
HERITAGE PROPANE PARTNERS L P
filed 2003-11-26
CIK 1012569

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

                                EXPLANATORY NOTE

         We are filing this Amendment on Form 10-Q/A in conjunction with the filing of a Registration Statement on Form S-3 (File No. 333-107324). That Registration Statement incorporates our quarterly report on Form 10-Q for the quarterly period ended May 31, 2003, originally filed on July 15, 2003 (the "Original Filing"). This Form 10-Q/A amends and restates in its entirety our quarterly report on Form 10-Q for the quarterly period ended May 31, 2003.

         This Amendment makes certain changes in the form of additional or supplemental disclosures as follows:

         - Part I -- Item 1. Financial Information and Notes to Consolidated Financial Statements, pages 2-16: As described in
                  Note 2 to the Consolidated Financial Statements, we have revised our previously reported Consolidated Statements of Operations for the three months ended May 31, 2003 and 2002 and for the nine months ended May 31, 2003 and 2002 and have made corresponding revisions to the Notes to Consolidated Financial Statements to make the presentations required by EITF 02-3. This information was previously shown in the Consolidated Statements of Operations on a gross basis in the separately presented line items of "Revenues-liquids marketing", "Revenues -- other" and "Costs and expenses -- liquids marketing", and is now presented on a net basis in a single line item as "Liquids marketing, net". The revisions had no effect on previously reported Operating Income or Net Income. In addition, we have provided additional and supplemental information regarding (i) the recording (loss) of the minority interests of all partially owned subsidiaries,
                  (ii) a description of our Costs and Expenses, (iii) quarterly distributions, (iv) Heritage's buying and selling of derivative financial instruments and liquids marketing contracts, and (v) our adoption of EITF 02-3.

         - We have revised our previously reported Consolidated Balance Sheet as of May 31, 2003 and the related Consolidated Statements of Operations, Other Comprehensive Income (Loss), Partners' Capital, and Cash Flows for the three and nine months ended May 31, 2003 and have made corresponding revisions to the Notes to Consolidated Financial Statements to reflect the adoption of the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-based Compensation (SFAS 123) effective as of September 1, 2002. During the fourth quarter of 2003, Heritage adopted the fair value recognition provisions following the modified prospective method of adoption described in Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS 148). Following adoption, deferred compensation expense that is recognized will be the same as that which would have been recognized had the fair value recognition provisions of SFAS 123 been applied to all awards granted under the Restricted Unit Plan and the Long Term Incentive Plan granted after its original effective date. Results from prior years have not been restated. It was our decision to adopt this preferable method of accounting for our stock-based employee compensation plans, as we believe it provides a better measurement of our compensation costs.

         - Part I -- Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, pages 21-26: We have revised to provide additional or supplemental disclosures about results of operations, the terms of our credit agreements and our long-term debt and other contractual obligations, our adoption of EITF 02-3, the recording of the minority interests of all partially owned subsidiaries and Heritage's buying and selling of derivative financial instruments. Additionally, we have retitled "EBITDA" as "EBITDA, as adjusted" and made clarifications regarding how we calculate EBITDA, as adjusted. These revisions did not change how we calculate EBITDA, as adjusted, and it is calculated in the same manner as we have historically presented such information.

         - Part I -- Item 3. Quantitative and Qualitative Disclosure about Market Risk, pages 27-30: We have provided additional or supplemental disclosures about Heritage's buying and selling of derivative financial instruments and liquids marketing contracts,

         This report continues to speak as of the date of the Original Filing, and we have not updated the disclosure in this report to speak as of a later date. All information contained in this report and the Original Filing is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission.

                                    FORM 10-Q

                         HERITAGE PROPANE PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                                          Pages
                                                                                                          -----
PART I            FINANCIAL INFORMATION

     ITEM 1.      FINANCIAL STATEMENTS (Unaudited)

                                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  Consolidated Balance Sheets -
                       May 31, 2003 and August 31, 2002.................................................     1

                  Consolidated Statements of Operations -
                      Three months and nine months ended May 31, 2003 and 2002 .........................     2

                  Consolidated Statements of Comprehensive Income (Loss) -
                      Three months and nine months ended May 31, 2003 and 2002..........................     3

                  Consolidated Statement of Partners' Capital
                      Nine months ended May 31, 2003....................................................     4

                  Consolidated Statements of Cash Flows
                      Nine months ended May 31, 2003 and 2002...........................................     5

                  Notes to Consolidated Financial Statements............................................     6

     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS...............................................    18

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK.......................................................................    28

     ITEM 4.      CONTROLS AND PROCEDURES...............................................................    30

PART II           OTHER INFORMATION

     ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................    31

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K......................................................    31

     SIGNATURE

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)
                                   (unaudited)

                                                                         May 31,       August 31,
                                                                          2003           2002
                                                                        ---------      ---------
                              ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                            $   7,089      $   4,596
   Marketable securities                                                    2,294          2,559
   Accounts receivable, net of allowance for doubtful accounts             42,688         30,898
   Inventories                                                             25,726         48,187
   Assets from liquids marketing                                              570          2,301
   Prepaid expenses and other                                               3,044          6,846
                                                                        ---------      ---------
     Total current assets                                                  81,411         95,387

PROPERTY, PLANT AND EQUIPMENT, net                                        428,747        400,044
INVESTMENT IN AFFILIATES                                                    9,243          7,858
GOODWILL, net of amortization prior to adoption of SFAS No. 142           157,254        155,735
INTANGIBLES AND OTHER ASSETS, net                                          53,751         58,240
                                                                        ---------      ---------

     Total assets                                                       $ 730,406      $ 717,264
                                                                        =========      =========

                 LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Working capital facility                                             $       -      $  30,200
   Accounts payable                                                        32,423         40,929
   Accounts payable to related companies                                    7,653          5,002
   Accrued and other current liabilities                                   22,020         23,962
   Liabilities from liquids marketing                                         552          1,818
   Current maturities of long-term debt                                    25,453         20,158
                                                                        ---------      ---------
     Total current liabilities                                             88,101        122,069

LONG-TERM DEBT, less current maturities                                   385,950        420,021
MINORITY INTERESTS                                                          4,763          3,564
                                                                        ---------      ---------

     Total liabilities                                                    478,814        545,654
                                                                        ---------      ---------

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
   Common Unitholders (17,947,111 and 15,815,847 units issued and
     outstanding at May 31, 2003 and August 31, 2002, respectively)       250,714        173,677
   Class C Unitholders (1,000,000 units issued and outstanding at
     May 31, 2003 and August 31, 2002)                                          -              -
   General Partner                                                          2,417          1,585
   Accumulated other comprehensive loss                                    (1,539)        (3,652)
                                                                        ---------      ---------
     Total partners' capital                                              251,592        171,610
                                                                        ---------      ---------

     Total liabilities and partners' capital                            $ 730,406      $ 717,264
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per unit and unit data)
                                   (unaudited)

                                                                           Three Months                    Nine Months
                                                                           Ended May 31,                  Ended May 31,
                                                                   ---------------------------    ---------------------------
                                                                       2003            2002           2003            2002
                                                                   -----------     -----------    -----------     -----------
REVENUES:
   Retail fuel                                                      $  103,340      $   82,312     $  400,093      $  317,941
   Wholesale fuel                                                        9,699           8,865         41,265          35,992
   Liquids marketing, net                                                  256           1,484          1,315            (148)
   Other                                                                12,444          11,348         46,334          42,184
                                                                    ----------      ----------     ----------      ----------
     Total revenues                                                    125,739         104,009        489,007         395,969
                                                                    ----------      ----------     ----------      ----------

COSTS AND EXPENSES:
   Cost of products sold                                                66,781          52,303        252,221         209,681
   Operating expenses                                                   39,460          33,823        118,090         100,624
   Depreciation and amortization                                         9,579           9,910         28,291          28,574
   Selling, general and administrative                                   3,764           3,539         10,941           9,648
                                                                    ----------      ----------     ----------      ----------
     Total costs and expenses                                          119,584          99,575        409,543         348,527
                                                                    ----------      ----------     ----------      ----------

OPERATING INCOME                                                         6,155           4,434         79,464          47,442

OTHER INCOME (EXPENSE):
   Interest expense                                                     (8,950)         (9,205)       (27,563)        (27,924)
   Equity in earnings of affiliates                                        504             430          1,687           1,599
   Gain on disposal of assets                                              517             227            672             942
   Other                                                                  (103)           (150)        (2,649)           (342)
                                                                    ----------      ----------     ----------      ----------

INCOME (LOSS) BEFORE MINORITY
INTERESTS AND INCOME TAXES                                              (1,877)         (4,264)        51,611          21,717

   Minority interests                                                      (90)            (55)        (1,038)           (685)
                                                                    ----------      ----------     ----------      ----------

INCOME (LOSS) BEFORE TAXES                                              (1,967)         (4,319)        50,573          21,032

   Income taxes                                                            199               -          1,483               -
                                                                    ----------      ----------     ----------      ----------

NET INCOME (LOSS)                                                       (2,166)         (4,319)        49,090          21,032

GENERAL PARTNER'S INTEREST IN NET INCOME (LOSS)                            225             174          1,181             861
                                                                    ----------      ----------     ----------      ----------

LIMITED PARTNERS' INTEREST IN NET INCOME (LOSS)                     $   (2,391)    $    (4,493)    $   47,909     $    20,171
                                                                    ==========     ===========     ==========     ===========

BASIC NET INCOME (LOSS) PER LIMITED PARTNER UNIT                    $    (0.14)    $     (0.28)    $     2.96     $      1.28
                                                                    ==========     ===========     ==========     ===========

BASIC AVERAGE NUMBER OF UNITS OUTSTANDING                           16,574,582      15,805,847     16,189,029      15,713,694
                                                                    ==========     ===========     ==========     ===========

DILUTED NET INCOME (LOSS) PER LIMITED PARTNER UNIT                  $    (0.14)    $     (0.28)    $     2.95     $      1.28
                                                                    ==========     ===========     ==========     ===========

DILUTED AVERAGE NUMBER OF UNITS OUTSTANDING                         16,574,582      15,805,847     16,227,061      15,754,704
                                                                    ==========     ===========     ==========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            (in thousands, unaudited)

                                                             Three Months Ended          Nine Months Ended
                                                                   May 31,                     May 31,
                                                           ----------------------      ----------------------
                                                             2003          2002          2003          2002
                                                           --------      --------      --------      --------
Net income (loss)                                          $ (2,166)     $ (4,319)     $ 49,090      $ 21,032

Other comprehensive income (loss)
   Reclassification adjustment for gains on
     derivative instruments included in net
     income                                                    (125)            -          (552)            -
   Reclassification adjustment for losses on
     available-for-sale securities included
     in net income                                                -             -         2,376             -
   Change in value of derivative instruments                   (406)            -           551             -
   Change in value of available-for-sale
     securities                                                (253)          (87)         (262)         (702)
                                                           --------      --------      --------      --------

   Comprehensive income (loss)                             $ (2,950)     $ (4,406)     $ 51,203      $ 20,330
                                                           ========      ========      ========      ========

RECONCILIATION OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Balance, beginning of period                               $   (755)     $ (3,850)     $ (3,652)     $ (6,541)

Current period reclassification to earnings                    (125)        1,158         1,824         7,016
Current period change                                          (659)          (87)          289        (3,254)
                                                           --------      --------      --------      --------

Balance, end of period                                     $ (1,539)     $ (2,779)     $ (1,539)     $ (2,779)
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                        (in thousands, except unit data)
                                   (unaudited)

                                         Number of Units
                                      ---------------------
                                                                                                         Accumulated
                                                                                                            Other
                                                                                            General     Comprehensive
                                        Common     Class C      Common        Class C       Partner         Loss           Total
                                      ----------  ---------   -----------    ---------    -----------    -----------    -----------
BALANCE, AUGUST 31, 2002              15,815,847  1,000,000   $   173,677    $       -    $     1,585    $    (3,652)   $   171,610

Unit distribution                              -          -       (30,600)           -           (977)             -        (31,577)

Issuance of common units               1,610,000          -        44,758            -                             -         44,758

General Partner capital contribution     (32,692)         -          (957)           -            476              -           (481)

Conversion of phantom units                2,500          -             -            -              -              -              -

Issuance of Common Units in
  connection with certain
  acquisitions                           551,456          -        15,000            -            152              -         15,152

Other                                          -          -           927            -              -              -            927

Net change in accumulated other
  comprehensive income per
  accompanying statements                      -          -             -            -              -          2,113          2,113

Net income                                     -          -        47,909            -          1,181              -         49,090
                                      ----------  ---------   -----------    ---------    -----------    -----------    -----------

BALANCE, MAY 31, 2003                 17,947,111  1,000,000   $   250,714    $       -    $     2,417    $    (1,539)   $   251,592
                                      ==========  =========   ===========    =========    ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                   Nine Months Ended
                                                                        May 31,
                                                                -----------------------
                                                                  2003          2002
                                                                ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                   $  49,090     $  21,032
     Reconciliation of net income to net cash provided by
       operating activities-
     Depreciation and amortization                                 28,291        28,574
     Provision for loss on accounts receivable                      1,978         1,030
     Loss on write down of marketable securities                    2,400             -
     Gain on disposal of assets                                      (672)         (942)
     Deferred compensation on restricted units and long-term
       incentive plan                                                 929         1,409
     Undistributed earnings of affiliates                          (1,384)       (1,599)
     Minority interests                                               698           154
     Changes in assets and liabilities, net of effect of
       acquisitions:
       Accounts receivable                                        (10,272)        3,258
       Inventories                                                 24,392        26,449
       Assets from liquids marketing                                1,730         5,633
       Prepaid and other expenses                                   3,872        11,277
       Intangibles and other assets                                  (205)         (666)
       Accounts payable                                            (8,650)      (10,589)
       Accounts payable to related companies                        2,651        (2,251)
       Accrued and other current liabilites                        (3,011)      (10,876)
       Liabilities from liquids marketing                          (1,266)       (6,393)
                                                                ---------     ---------
         Net cash provided by operating activities                 90,571        65,500
                                                                ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired               (23,313)      (16,886)
   Capital expenditures                                           (21,200)      (20,020)
   Proceeds from the sale of assets                                 3,113        11,138
   Other                                                                -          (854)
                                                                ---------     ---------
         Net cash used in investing activities                    (41,400)      (26,622)
                                                                ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                       127,029       122,850
   Net proceeds from issuance of Common Units                      44,758             -
   Principal payments on debt                                    (187,036)     (132,186)
   Unit distributions                                             (31,577)      (30,747)
   Other                                                              148           (58)
                                                                ---------     ---------
         Net cash used in financing activities                    (46,678)      (40,141)
                                                                ---------     ---------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                      2,493        (1,263)

CASH AND CASH EQUIVALENTS, beginning of period                      4,596         5,620
                                                                ---------     ---------

CASH AND CASH EQUIVALENTS, end of period                        $   7,089     $   4,357
                                                                =========     =========
NONCASH FINANCING ACTIVITIES:
   Notes payable incurred on noncompete agreements              $   1,031     $   2,755
                                                                =========     =========
   Issuance of Common Units in connection with certain
   acquistions                                                  $  15,000     $       -
                                                                =========     =========
   General Partner capital contribution                         $     957     $       -
                                                                =========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                     $  26,089     $  26,362
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

                                          May 31,   August 31,
                                           2003       2002
                                          -------    -------
Accounts receivable                       $46,192    $33,402
Less - allowance for doubtful accounts      3,504      2,504
                                          -------    -------
     Total, net                           $42,688    $30,898
                                          =======    =======

The activity in the allowance for doubtful accounts consisted of the following:

                                            For the Nine Months Ended
                                            -------------------------
                                               May 31,     May 31,
                                                2003        2002
                                               -------     -------
Balance, beginning of the period               $ 2,504     $ 3,576
Provision for loss on accounts receivable        1,978       1,030
Accounts receivable written off, net of
  recoveries                                      (978)     (1,096)
                                               -------     -------
Balance, end of period                         $ 3,504     $ 3,510
                                               =======     =======

INVENTORIES

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using weighted-average cost of fuel delivered to the customer service locations and includes storage fees and inbound freight costs, while the cost of appliances, parts, and fittings is determined by the first-in, first-out method. Inventories consisted of the following:

                                  May 31,   August 31,
                                   2003       2002
                                  -------    -------
Fuel                              $15,055    $38,523
Appliances, parts and fittings     10,671      9,664
                                  -------    -------
  Total inventories               $25,726    $48,187
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

                                                              Three Months Ended                Nine Months Ended
                                                                   May 31,                            May 31,
                                                       ------------------------------     ----------------------------
                                                            2003             2002             2003           2002
                                                       -------------    -------------     -------------  -------------
BASIC NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Limited Partners' interest in net income (loss)        $      (2,391)   $      (4,493)    $      47,909  $      20,171
                                                       =============    =============     =============  =============

Weighted average limited partner units                    16,574,582       15,805,847        16,189,029     15,713,694
                                                       =============    =============     =============  =============

Basic net income (loss) per limited partner unit       $       (0.14)   $       (0.28)    $        2.96  $        1.28
                                                       =============    =============     =============  =============

DILUTED NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Limited partners' interest in net income (loss)        $      (2,391)   $      (4,493)    $      47,909  $      20,171
                                                       =============    =============     =============  =============

Weighted average limited partner units                    16,574,582       15,805,847        16,189,029     15,713,694
Dilutive effect of phantom units                                   -                -            38,032         41,010
                                                       -------------    -------------     -------------  -------------
Weighted average limited partner units, assuming
   dilutive effect of phantom units                       16,574,582       15,805,847        16,227,061     15,754,704
                                                       =============    =============     =============  =============

Diluted net income (loss) per limited partner unit     $       (0.14)   $       (0.28)    $        2.95  $        1.28
                                                       =============    =============     =============  =============

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

Distributions are made approximately 45 days following November 30, February 28, May 31, and August 31 to unitholders on the applicable record date. On June 23, 2003, the Partnership declared a cash distribution for the third quarter ended May 31, 2003 of $0.6375 per unit, or $2.55 per unit annually, payable on July 15, 2003 to Unitholders of record at the close of business on July 7, 2003. In addition to these quarterly distributions, the General Partner received quarterly distributions for its general partner interest in the Partnership, its minority interest, and incentive distributions to the extent the quarterly distribution exceeded $0.55 per unit. The total amount of distributions for the third quarter ended May 31, 2003 on Common Units, the general partner interests and the Incentive Distribution Rights totaled $11.4 million, $0.2 million and $0.3 million, respectively. The total amount of distributions for the nine months ended May 31, 2003 on Common Units, the general partner interests and the Incentive Distribution Rights totaled $31.9 million, $0.6 million and $0.7 million, respectively. All such distributions were made from Available Cash from Operating Surplus.

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

Deferred compensation expense of $81 and $243 was recognized for the three and nine months ended May 31, 2003, respectively. For the nine months ended May 31, 2002, Heritage followed the disclosure only provisions of SFAS 123, as amended by SFAS 148 and APB Opinion No. 25 Accounting for Stock Issued to Employees (APB
25). Under APB 25 the Restricted Unit Plan was classified as a variable plan so that an estimate of compensation was required based on a combination of the fair market value of the Common Units as of the end of the reporting period and an assessment of meeting certain performance criteria. Deferred compensation expense on this plan of $88 and $284 was recognized for the three and nine months ended May 31, 2002, respectively based on the fair value of such units at the end of each period.

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

Deferred compensation expense on this plan of $228 and $686 was recognized for the three and nine months ended May 31, 2003, respectively. For the nine months ended May 31, 2002, Heritage followed the disclosure only provisions of SFAS 123, and APB 25. Under APB 25, the Long Term Incentive Plan was classified as a variable plan so that an estimate of compensation was required based on a combination of the fair market value of the Common Units as of the end of the reporting period and an assessment of meeting certain performance criteria. Deferred compensation expense on this plan of $347 and $1,125 was recognized for the three and nine months ended May 31, 2002, respectively based on the fair value of such units at the end of each period. The expense was determined based on the Partnership achieving the minimum award available under the plan.

SFAS 123 requires that significant assumptions be used during the year to estimate the fair value, which includes the risk-free interest rate used, the expected life of the grants under each of the plans, the expected volatility, and the expected distributions on each of the grants. Heritage assumed a weighted average risk free interest rate of 5.72% for the three and nine months ended May 31, 2003 and 5.90% for the three and nine months ended May 31, 2002 in estimating the present value of the future cash flows of the distributions during the vesting period on the measurement date of each grant. Annual average cash distributions at the grant date were estimated to be $2.39 for the three and nine months ended May 31, 2003, and $2.37 for the three and nine months ended May 31, 2002. The expected life of each grant is assumed to be the minimum vesting period under certain performance criteria of each grant. The following table illustrates the effect on limited partners' interest in net income (loss) and the basic and diluted net income (loss) per limited partner unit if Heritage had applied the fair value recognition provisions of SFAS 123 to the Restricted Unit Plan and the Long-Term Incentive Plan for all periods presented.

                                                       Three Months       Three Months      Nine Months    Nine Months
                                                           Ended             Ended             Ended          Ended
                                                       May 31, 2003       May 31, 2002     May 31, 2003   May 31, 2002
BASIC NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Limited Partners' interest in net income (loss)        $      (2,391)    $      (4,493)    $      47,909  $      20,171
Add: Deferred compensation expense, net of General
   Partner's and minority interest included in
   limited partners' interest in net income (loss)               304               426               911          1,381
Deduct: Deferred compensation expense determined
   under the fair value based method, net of
   General Partner's and minority interest                      (304)             (293)             (911)          (878)
                                                       -------------     -------------     -------------  -------------

Pro forma limited partners' interest in net income     $      (2,391)    $      (4,360)    $      47,909  $      20,674
                                                       =============     =============     =============  =============

Weighted average limited partner units                    16,574,582        15,805,847        16,189,029     15,713,694
                                                       =============     =============     =============  =============

Basic net income per limited partner unit as
    reported                                           $       (0.14)    $       (0.28)    $        2.96  $        1.28
                                                       =============     =============     =============  =============

Basic net income per limited partner unit pro forma    $       (0.14)    $       (0.28)    $        2.96  $        1.32
                                                       =============     =============     =============  =============

Weighted average limited partner units, assuming
   dilutive effect of phantom units                       16,574,582        15,805,847        16,227,061     15,754,704
                                                       =============     =============     =============  =============

Diluted net income per limited partner unit as
   reported                                            $       (0.14)    $       (0.28)    $        2.95  $        1.28
                                                       =============     =============     =============  =============

Diluted net income per limited partner unit pro
   forma                                               $       (0.14)    $       (0.28)    $        2.95  $        1.31
                                                       =============     =============     =============  =============

As stated above, during the fourth quarter of 2003, Heritage adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-based Compensation (SFAS 123) effective as of September 1, 2002. Accordingly, the following information compares the originally reported consolidated statement of operations, reclassified for the adoption of EITF 02-3 for the three and nine months ended May 31, 2003 and as adjusted for the adoption of SFAS 123:

                                                         Three Months                     Nine Months
                                                     Ended May 31, 2003                Ended May 31, 2003
                                               -------------------------------   -------------------------------
                                                               As adjusted for                   As adjusted for
                                               As originally   the adoption of   As originally   the adoption of
                                                 reported         SFAS 123         reported         SFAS 123
REVENUES:
   Retail fuel                                 $    103,340     $    103,340     $    400,093     $    400,093
   Wholesale fuel                                     9,699            9,699           41,265           41,265
   Liquids marketing, net                               256              256            1,315            1,315
   Other                                             12,444           12,444           46,334           46,334
                                               ------------     ------------     ------------     ------------
     Total revenues                                 125,739          125,739          489,007          489,007
                                               ------------     ------------     ------------     ------------

COSTS AND EXPENSES:
   Cost of products sold                             66,781           66,781          252,221          252,221
   Operating expenses                                39,535           39,460          118,230          118,090
   Depreciation and amortization                      9,579            9,579           28,291           28,291
   Selling, general and administrative                4,603            3,764           12,451           10,941
                                               ------------     ------------     ------------     ------------
     Total costs and expenses                       120,498          119,584          411,193          409,543
                                               ------------     ------------     ------------     ------------

OPERATING INCOME                                      5,241            6,155           77,814           79,464

OTHER INCOME (EXPENSE):
   Interest expense                                  (8,950)          (8,950)         (27,563)         (27,563)
   Equity in earnings of affiliates                     504              504            1,687            1,687
   Gain on disposal of assets                           517              517              672              672
   Other                                               (103)            (103)          (2,649)          (2,649)
                                               ------------     ------------     ------------     ------------

INCOME BEFORE MINORITY
INTERESTS AND INCOME TAXES                           (2,791)          (1,877)          49,961           51,611

   Minority interests                                   (80)             (90)          (1,021)          (1,038)
                                               ------------     ------------     ------------     ------------

INCOME BEFORE TAXES                                  (2,871)          (1,967)          48,940           50,573

   Income taxes                                         199              199            1,483            1,483
                                               ------------     ------------     ------------     ------------

NET INCOME                                           (3,070)          (2,166)          47,457           49,090

GENERAL PARTNER'S INTEREST IN NET INCOME                216              225            1,164            1,181
                                               ------------     ------------     ------------     ------------
LIMITED PARTNERS' INTEREST IN NET INCOME       $     (3,286)    $     (2,391)    $     46,293     $     47,909
                                               ============     ============     ============     ============
BASIC NET INCOME PER LIMITED PARTNER UNIT      $      (0.20)    $      (0.14)    $       2.86     $       2.96
                                               ============     ============     ============     ============
BASIC AVERAGE NUMBER OF UNITS OUTSTANDING        16,574,582       16,574,582       16,189,029       16,189,029
                                               ============     ============     ============     ============
DILUTED NET INCOME PER LIMITED PARTNER UNIT    $      (0.20)    $      (0.14)    $       2.85     $       2.95
                                               ============     ============     ============     ============
DILUTED AVERAGE NUMBER OF UNITS OUTSTANDING      16,574,582       16,574,582       16,227,061       16,227,061
                                               ============     ============     ============     ============

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

Heritage had certain call options that settled during the nine months ended May 31, 2003 that were designated as cash flow hedging instruments in accordance with SFAS 133. The call options gave Heritage the right, but not the obligation, to buy a specified number of gallons of propane at a specified price at any time until a specified expiration date. Heritage entered into these options to hedge pricing on the forecasted propane volumes to be purchased during each of the one-month periods ending February 2003 and March 2003. Heritage utilizes hedging transactions to provide price protection against significant fluctuations in propane prices. Heritage reclassified into earnings through cost of products sold, gains of $125 and $552 for the three and nine months ended May 31, 2003, and losses of $1,158 and $7,016 for the three and nine months ended May 31, 2002 that were previously reported in accumulated other comprehensive income (loss). There were no such financial instruments outstanding as of May 31, 2003.

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

The adoption of EITF 02-3 requires that realized and unrealized gains and losses be shown net for all periods presented. The following table summarizes the amounts that have been reclassified in the statement of operations:

                                 For the Three Months      For the Nine Months Ended
                                      Ended May 31,                  May 31,
                                  2003          2002          2003          2002
                                ---------     ---------     ---------     ---------
Revenue - liquids marketing     $  22,961     $  40,113     $ 163,278     $ 138,259
Costs and expenses - liquids
  marketing                       (22,705)      (38,629)     (161,963)     (138,407)
                                ---------     ---------     ---------     ---------
     Net, as reclassified       $     256     $   1,484     $   1,315     $    (148)
                                =========     =========     =========     =========

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

The following unaudited pro forma consolidated results of operations are presented as if the acquisition of V-1 had been made at the beginning of the periods presented:

                                                     Three Months Ended               Nine Months Ended
                                                          May 31,                          May 31,
                                                        -----------               --------------------------
                                                           2002                      2003           2002
                                                        -----------               -----------    -----------
Total revenues                                          $   110,780               $   500,221    $   422,195
Limited partners' interest in net income (loss)         $    (4,574)              $    49,505    $    22,378
Basic net income(loss) per limited partner unit         $     (0.28)              $      3.06    $      1.38
Diluted net income per limited partner unit             $     (0.28)              $      3.06    $      1.37

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

3.       WORKING CAPITAL FACILITY AND LONG-TERM DEBT:

During the quarter ended May 31, 2003, Heritage used approximately $35.9 million of the $44.8 million net proceeds from the sale of the Partnership's Common Units to repay a portion of the indebtedness outstanding under various tranches of its Senior Secured Notes. Long-term debt consists of the following:

                                                                              May 31,      August 31,
                                                                               2003          2002
                                                                             ---------     ---------
1996 8.55% Senior Secured Notes                                              $ 108,000     $ 108,000

1997 Medium Term Note Program:

  7.17% Series A Senior Secured Notes                                           12,000        12,000
  7.26% Series B Senior Secured Notes                                           20,000        20,000
  6.50% Series C Senior Secured Notes                                            2,143         2,857
  6.59% Series D Senior Secured Notes                                                -         4,444
  6.67% Series E Senior Secured Notes                                                -         5,000

2000 and 2001 Senior Secured Promissory Notes:

  8.47% Series A Senior Secured Notes                                           16,000        16,000
  8.55% Series B Senior Secured Notes                                           32,000        32,000
  8.59% Series C Senior Secured Notes                                           27,000        27,000
  8.67% Series D Senior Secured Notes                                           58,000        58,000
  8.75% Series E Senior Secured Notes                                            7,000         7,000
  8.87% Series F Senior Secured Notes                                           40,000        40,000
  7.21% Series G Senior Secured Notes                                           19,000        26,500
  7.89% Series H Senior Secured Notes                                            8,000        27,500
  7.99% Series I Senior Secured Notes                                           16,000        16,000

Senior Revolving Acquisition Facility                                           24,100        14,000

Notes Payable on noncompete agreements with interest imputed at rates averaging 7%, due in installments through 2012, collateralized by a first
security lien on certain assets of Heritage                                     21,035        22,314

Other                                                                            1,125         1,564

Current maturities of long-term debt                                           (25,453)      (20,158)
                                                                             ---------     ---------
Total                                                                        $ 385,950     $ 420,021
                                                                             =========     =========

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

4.       REPORTABLE SEGMENTS:

The Partnership's financial statements reflect four reportable segments: the domestic retail operations of Heritage, the domestic wholesale operations of Heritage, the foreign wholesale operations of MP Energy Partnership, and the liquids marketing activities of Resources. Heritage's reportable retail and wholesale fuel segments are strategic business units that sell products and services to retail and wholesale customers. Intersegment sales by the foreign wholesale segment to the domestic segment are priced in accordance with the partnership agreement of MP Energy Partnership. Heritage manages these segments separately as each segment involves different distribution, sale, and marketing strategies. Heritage evaluates the performance of its operating segments based on operating income exclusive of selling, general, and administrative expenses of $3,764 and $3,539 for the three months ended May 31, 2003 and 2002, respectively, or $10,941 and $9,648 for the nine months ended May 31, 2003 and 2002, respectively. Selling, general and administrative expenses, interest expense and other expenses are not allocated by segment. Investment in affiliates and equity in earnings (losses) of affiliates relates primarily to Heritage's investment in Bi-State Propane (see Note 5), and is part of the domestic retail fuel segment. The following table presents the unaudited financial information by segment for the following periods:

                                  For the Three Months Ended    For the Nine Months Ended
                                           May 31,                       May 31,
                                  --------------------------    -------------------------
                                   2003               2002       2003              2002
                                  -------            -------    -------           -------
Gallons:
   Domestic retail fuel            77,997             74,947    321,340           284,195
   Domestic wholesale fuel          2,337              3,526     12,694            14,001
   Foreign wholesale fuel
     Affiliated                    45,449             18,414     83,280            57,229
     Unaffiliated                  10,518             14,470     53,071            57,462
   Elimination                    (45,449)           (18,414)   (83,280)          (57,229)
                                  -------           --------    -------           -------
       Total                       90,852             92,943    387,105           355,658
                                  =======           ========    =======           =======

                               For the Three Months ended    For the Nine Months ended
                                         May 31,                      May 31,
                               --------------------------    -------------------------
                                 2003             2002         2003             2002
                               ---------        ---------    ---------       ---------
Revenues:
   Domestic retail fuel        $ 103,340        $  82,312    $ 400,093       $ 317,941
   Domestic wholesale fuel         2,029            1,967        8,784           8,303
   Foreign wholesale fuel
     Affiliated                   14,420            8,612       52,252          29,128
     Unaffiliated                  7,670            6,898       32,481          27,689
   Elimination                   (14,420)          (8,612)     (52,252)        (29,128)
   Liquids marketing                 256            1,484        1,315            (148)
   Other                          12,444           11,348       46,334          42,184
                               ---------        ---------    ---------       ---------
       Total                   $ 125,739        $ 104,009    $ 489,007       $ 395,969
                               =========        =========    =========       =========

Operating Income (Loss):
   Domestic retail             $   9,907        $   7,259    $  89,620       $  58,817
   Domestic wholesale fuel          (659)          (1,182)      (2,028)         (2,881)
   Foreign wholesale fuel
     Affiliated                      208              147          692             419
     Unaffiliated                    582              524        2,209           1,576
   Elimination                      (208)            (147)        (692)           (419)
   Liquids marketing                  89            1,372          604            (422)
                               ---------        ---------    ---------       ---------
       Total                   $   9,919        $   7,973    $  90,405       $  57,090
                               =========        =========    =========       =========

Gain on Disposal of Assets:
   Domestic retail fuel        $     522        $     224    $     686       $     716
   Domestic wholesale fuel            (5)               3          (14)            226
                               ---------        ---------    ---------       ---------
       Total                   $     517        $     227    $     672       $     942
                               =========        =========    =========       =========

Minority Interest Expense:
   Corporate                   $     (21)       $     (44)   $     502       $     378
   Foreign wholesale                 111               99          536             307
                               ---------        ---------    ---------       ---------
       Total                   $      90        $      55    $   1,038       $     685
                               =========        =========    =========       =========

                                    For the Three Months ended     For the Nine Months ended
                                              May 31,                       May 31,
                                    --------------------------     -------------------------
Depreciation and amortization:
   Domestic retail                  $ 9,450            $ 9,757     $27,900           $28,283
   Domestic wholesale                   123                148         375               277
   Foreign wholesale                      6                  5          16                14
                                    -------            -------     -------           -------
         Total                      $ 9,579            $ 9,910     $28,291           $28,574
                                    =======            =======     =======           =======

                                As of          As of
                               May 31,       August 31,
                                2003            2002
                              --------        --------
Total Assets:
   Domestic retail            $694,083        $667,978
   Domestic wholesale            6,677          14,372
   Foreign wholesale             7,440          10,564
   Liquids marketing             3,255           6,919
   Corporate and other          18,951          17,431
                              --------        --------
         Total                $730,406        $717,264
                              ========        ========

                                             As of          As of
                                            May 31,       August 31,
                                             2003           2002
                                            -------        -------
Additions to property, plant and
   equipment including acquisitions:
   Domestic retail fuel                     $52,497        $39,904
   Domestic wholesale                           166              -
   Foreign wholesale                              -             46
   Corporate                                    969          1,441
                                            -------        -------
         Total                              $53,632        $41,391
                                            =======        =======

Corporate assets include vehicles, office equipment and computer software for the use of administrative personnel. These assets are not allocated to segments. Corporate minority interest expense relates to U.S. Propane's general partner interest in the Operating Partnership.

5.       SIGNIFICANT INVESTEE:

Heritage holds a 50% interest in Bi-State Propane. Heritage accounts for this 50% interest in Bi-State Propane under the equity method. Heritage's investment in Bi-State Propane totaled $8,798 and $7,485 at May 31, 2003 and August 31, 2002 respectively. Heritage received distributions of $303 and $125 from Bi-State Propane as of May 31, 2003 and August 31, 2002, respectively. On March 1, 2002, the Operating Partnership sold certain assets acquired in the ProFlame acquisition to Bi-State Propane for approximately $9,730 plus working capital. This sale was made pursuant to the provision in the Bi-State Propane partnership agreement that requires each partner to offer to sell any newly acquired businesses within Bi-State Propane's area of operations to Bi-State Propane. In conjunction with this sale, the Operating Partnership guaranteed $5 million of debt incurred by Bi-State Propane to a financial institution. Based on the current financial condition of Bi-State Propane, management considers the likelihood of Heritage incurring a liability resulting from the guarantee to be remote. Heritage has not recorded a liability on the balance sheets as of May 31, 2003 or August 31, 2002 for this guarantee because the guarantee was in effect prior to the issuance of FIN 45, and there have been no amendments to the original guarantee. Bi-State Propane's financial position is summarized below:

                           May 31,       August 31,
                            2003           2002
                           -------        -------
Current assets             $ 4,920        $ 3,321
Noncurrent assets           22,703         23,105
                           -------        -------
Total                      $27,623        $26,426
                           =======        =======

Current liabilities        $ 2,778        $ 3,344
Long-term debt               8,600          9,450
Partners' capital:
     Heritage                8,798          7,485
     Other partner           7,447          6,147
                           -------        -------
Total                      $27,623        $26,426
                           =======        =======

Bi-State Propane's results of operations for the three months and nine months ended May 31, 2003 and 2002, respectively are summarized below:

                        For the Three Months Ended    For the Nine Months Ended
                                 May 31,                       May 31,
                        --------------------------    -------------------------
                         2003                2002       2003             2002
                        -------            -------    -------          -------
Revenues                $ 6,441            $ 4,910    $19,542          $14,267
Gross profit              2,906              2,606      9,172            7,390

Net income:
     Heritage               478                407      1,617            1,548
     Other Partner          475                423      1,603            1,598

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

As stated above, during the fourth quarter of 2003, Heritage adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-based Compensation (SFAS 123) effective as of September 1, 2002. Accordingly, the following information compares the originally reported consolidated statement of operations, reclassified for the adoption of EITF 02-3 for the three and nine months ended May 31, 2003 and as adjusted for the adoption of SFAS 123:

                                                         Three Months                     Nine Months
                                                      Ended May 31, 2003              Ended May 31, 2003
                                               -------------------------------   -----------------------------
                                                               As adjusted for                  As adjusted for
                                               As originally   the adoption of   As originally  the adoption of
                                                 reported         SFAS 123         reported          SFAS 123
REVENUES:
   Retail fuel                                 $    103,340     $    103,340     $    400,093     $    400,093
   Wholesale fuel                                     9,699            9,699           41,265           41,265
   Liquids marketing, net                               256              256            1,315            1,315
   Other                                             12,444           12,444           46,334           46,334
                                               ------------     ------------     ------------     ------------
     Total revenues                                 125,739          125,739          489,007          489,007
                                               ------------     ------------     ------------     ------------

COSTS AND EXPENSES:
   Cost of products sold                             66,781           66,781          252,221          252,221
   Operating expenses                                39,535           39,460          118,230          118,090
   Depreciation and amortization                      9,579            9,579           28,291           28,291
   Selling, general and administrative                4,603            3,764           12,451           10,941
                                               ------------     ------------     ------------     ------------
     Total costs and expenses                       120,498          119,584          411,193          409,543
                                               ------------     ------------     ------------     ------------

OPERATING INCOME                                      5,241            6,155           77,814           79,464

OTHER INCOME (EXPENSE):
   Interest expense                                  (8,950)          (8,950)         (27,563)         (27,563)
   Equity in earnings of affiliates                     504              504            1,687            1,687
   Gain on disposal of assets                           517              517              672              672
   Other                                               (103)            (103)          (2,649)          (2,649)
                                               ------------     ------------     ------------     ------------

INCOME BEFORE MINORITY
INTERESTS AND INCOME TAXES                           (2,791)          (1,877)          49,961           51,611

   Minority interests                                   (80)             (90)          (1,021)          (1,038)
                                               ------------     ------------     ------------     ------------

INCOME BEFORE TAXES                                  (2,871)          (1,967)          48,940           50,573

   Income taxes                                         199              199            1,483            1,483
                                               ------------     ------------     ------------     ------------

NET INCOME                                           (3,070)          (2,166)          47,457           49,090

GENERAL PARTNER'S INTEREST IN NET INCOME                216              225            1,164            1,181
                                               ------------     ------------     ------------     ------------
LIMITED PARTNERS' INTEREST IN NET INCOME       $     (3,286)    $     (2,391)    $     46,293     $     47,909
                                               ============     ============     ============     ============
BASIC NET INCOME PER LIMITED PARTNER UNIT      $      (0.20)    $      (0.14)    $       2.86     $       2.96
                                               ============     ============     ============     ============
BASIC AVERAGE NUMBER OF UNITS OUTSTANDING        16,574,582       16,574,582       16,189,029       16,189,029
                                               ============     ============     ============     ============
DILUTED NET INCOME PER LIMITED PARTNER UNIT    $      (0.20)    $      (0.14)    $       2.85     $       2.95
                                               ============     ============     ============     ============
DILUTED AVERAGE NUMBER OF UNITS OUTSTANDING      16,574,582       16,574,582       16,227,061       16,227,061
                                               ============     ============     ============     ============

THREE MONTHS ENDED MAY 31, 2003 COMPARED TO THE THREE MONTHS ENDED MAY 31, 2002

         Volume. Total retail gallons sold in the three months ended May 31, 2003 were 78.0 million, an increase of 3.0 million over the 75.0 million gallons sold in the three months ended May 31, 2002. Of the increase in volume, approximately 6.3 million gallons reflects the benefits of the volume added through acquisitions offset by an approximate decrease of 3.3 million gallons due to the weather for the quarter ended May 31, 2003 being 8.6% warmer than the same period last year. The Partnership also sold approximately 12.8 million wholesale gallons in this third quarter of fiscal 2003, a decrease of 5.2 million gallons from the 18.0 million wholesale gallons sold in the third quarter of fiscal year 2002. U.S. wholesale volumes decreased 1.2 million gallons to 2.3 million gallons, while the foreign volumes of MP Energy Partnership decreased 4.0 million gallons to 10.5 million gallons for the third quarter, primarily due to an exchange contract that was in effect during the three months ended May 31, 2002 which was not economical to renew during the three months ended May 31, 2003.

         Revenues. Total revenues for the three months ended May 31, 2003 were $125.7 million, an increase of $21.7 million, as compared to $104.0 million in the three months ended May 31, 2002. The current period's domestic retail propane revenues increased $21.0 million to $103.3 million as compared to the prior year's revenues of $82.3 million of which approximately $17.0 million was due to higher selling prices in the current period, approximately $8.4 million was due to acquisitions, offset by an approximate $4.4 million decrease as a result of warmer weather for the quarter ended May 31, 2003. Selling prices in each of Heritage's reportable segments increased as compared to the same period last year as a result of higher supply costs. The U.S. wholesale revenues remained the same at $2.0 million for the three months ended May 31, 2003 as compared the three months ended May 31, 2002, due to an approximate increase of $1.1 million due to higher selling prices offset by decreased volumes described above. Other domestic revenues increased $1.1 million to $12.4 million, as compared to $11.3 million in the prior year as a result of acquisitions. Foreign revenues increased $0.8 million for the three months ended May 31, 2003 to $7.7 million as compared to $6.9 million for the three months ended May 31, 2002, of which, approximately $3.6 million was a result of higher selling prices offset by an approximate $2.9 million decrease in volume. Net revenues from the liquids marketing activity conducted through Resources decreased $1.2 million to $0.3 million as compared to the prior year's activity of $1.5 million due to a decrease in the number and volume of contracts sold because of unfavorable market liquidity which occurred during the third quarter of fiscal year 2003.

         Cost of Products Sold. Total cost of products sold increased to $66.8 million for the three months ended May 31, 2003 as compared to $52.3 million for the three months ended May 31, 2002. The current period's domestic retail cost of sales increased $13.5 million to $54.6 million as compared to $41.1 million in the prior year of which, approximately $2.1 million was due to the net increased volumes described above and an approximate $11.4 million increase resulting from higher supply costs of product as compared to the same period last fiscal year. The U.S. wholesale cost of sales decreased $0.1 million to $1.8 million for the three months ended May 31, 2003 as compared to $1.9 million for the period ended May 31, 2002, due to an approximate $0.9 decrease in volume, offset by higher wholesale fuel costs. Foreign cost of sales increased $0.7 million to $7.1 million as compared to $6.4 million in the prior year due to an approximate $3.4 million increase in wholesale fuel costs offset by an approximate $2.7 million decrease in volume. Other cost of sales increased $0.4 million to $3.3 million as compared to $2.9 million for the three months ended May 31, 2002 primarily due to acquisitions.

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

         Operating Expenses. Operating expenses were $39.5 million an increase of $5.7 million, for the three months ended May 31, 2003 as compared to $33.8 million for the three months ended May 31, 2002. The increase is the result of various factors, which include an increase of $2.2 million in employee-related costs due to acquisitions, an increase in the performance-based compensation plan expense of $1.0 million due to higher operating performance, an increase in general operating costs of approximately $2.1 million due to acquisitions, and industry-wide increases in business insurance costs of $0.4 million..

         Selling, General, and Administrative. Selling, general, and administrative expenses were $3.8 million for the three months ended May 31, 2003, a $0.3 million increase from the $3.5 million for the same three month period last year. This increase is primarily related to an increase in stock-based compensation expense, offset by a $0.1 million decrease related to the adoption of SFAS 123.

         Depreciation and Amortization. Depreciation and amortization was $9.6 million in the three months ended May 31, 2003 a slight decrease as compared to $9.9 million in the three months ended May 31, 2002.

         Operating Income. For the three months ended May 31, 2003, Heritage had operating income of $6.1 million as compared to operating income of $4.4 million for the three months ended May 31, 2002. This increase is a combination of increased gross profit and a $0.1 million decrease in expenses related to the adoption of SFAS 123, offset by increased operating expenses described above.

         Interest Expense. Interest expense decreased $0.2 million for the three months ended May 31, 2003 to $9.0 million from $9.2 million for the same three-month period last year.

         Taxes. Taxes for the three months ended May 31, 2003 were $0.2 million due to the franchise taxes owed. There was no tax expense for the three months ended May 31, 2002.

        Net Loss. For the three-month period ended May 31, 2003, Heritage recorded a net loss of $2.2 million, an improvement of $2.1 million as compared to a net loss for the three months ended May 31, 2002 of $4.3 million. The improvement is primarily due to a $0.1 decrease in operating expenses due to the adoption of SFAS 123 and the result of the increase in operating income described above.

        EBITDA, as adjusted. EBITDA, as adjusted, increased $1.4 million to $16.7 million for the three months ended May 31, 2003, as compared to EBITDA, as adjusted of $15.3 million for the period ended May 31, 2002. This increase is due to the operating performance described above and is a record level of EBITDA, as adjusted for the third quarter results of Heritage. EBITDA, as adjusted for the three months ended May 31, 2003 and May 31, 2002 is computed as follows:

                                                             Three Months
                                                             Ended May 31,
NET INCOME RECONCILIATION                                ---------------------
(in millions)                                               2003       2002
                                                         --------    ---------
Net loss                                                 $   (2.2)   $  (4.3)
Depreciation and amortization                                 9.6        9.9
Interest                                                      9.0        9.2
Taxes                                                         0.2          -
Non-cash compensation expense                                 0.3        0.5
Other expense                                                 0.1        0.1
Depreciation, amortization, and interest of investee          0.2        0.2
Minority interest in the Operating Partnership                  -       (0.1)
Less :  Gain on disposal of assets                           (0.5)      (0.2)
                                                         --------    -------
EBITDA, as adjusted (a)                                  $   16.7    $  15.3
                                                         ========    =======

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

         We have provided a reconciliation of EBITDA, as adjusted to net income
         (loss).

NINE MONTHS ENDED MAY 31, 2003 COMPARED TO THE NINE MONTHS ENDED MAY 31, 2002

         Volume. Total retail gallons sold in the nine months ended May 31, 2003 were 321.3 million, an increase of 37.1 million over the 284.2 million gallons sold in the nine months ended May 31, 2002. Of the increase in volume, approximately 17.1 million gallons reflects the benefits of the volume added through acquisitions and approximately 20 million gallons is due to more favorable weather conditions in some of Heritage's areas of operations, offset by warmer than normal weather conditions in other areas of operations. Heritage also sold approximately 65.8 million wholesale gallons in the nine months ended May 31, 2003, a decrease of 5.7 million gallons from the 71.5 million wholesale gallons sold in the nine months ended May 31, 2002. U.S. wholesale gallons decreased 1.3 million gallons to 12.7 million gallons and the foreign volumes of MP Energy Partnership decreased 4.4 million gallons to 53.1 million for the nine months ended May 31, 2003, primarily due to an exchange contract that was in effect during the nine months ended May 31, 2002 which was not economical to renew during the nine months ended May 31, 2003.

         Revenues. Total revenues for the nine months ended May 31, 2003 were $489.0 million, an increase of $93.0 million, as compared to $396.0 million in the nine months ended May 31, 2002. The current period's domestic retail propane revenues increased $82.2 million to $400.1 million as compared to the prior year's revenues of $317.9 million of which approximately $46.3 million was due to increased retail volumes described above and approximately $35.9 million was due to higher selling prices in the current period. Selling prices in each of Heritage's reportable segments increased as compared to the same period last year as a result of higher supply costs. The U.S. wholesale revenues increased to $8.8 million, as compared to $8.3 million for the nine-month period ended May 31, 2002, due to higher selling prices. Foreign revenues increased $4.8 million for the nine months ended May 31, 2003 to $32.5 million as compared to $27.7 million for the nine months ended May 31, 2002, also as a result of higher selling prices. The net liquids marketing activity conducted through Resources increased $1.4 million to $1.3 million as compared to the prior year's activity of $(0.1) million due to more favorable movement in product prices during the current fiscal period. Other domestic revenues increased $4.1 million to $46.3 million as compared to $42.2 million in the prior year as a result of acquisitions.

         Cost of Products Sold. Total cost of products sold increased to $252.2 million for the nine months ended May 31, 2003 as compared to $209.7 million for the nine months ended May 31, 2002. The current period's domestic retail cost of sales increased $36.0 million to $201.1 million as compared to $165.1 million in the prior year of which approximately $23.3 million was due to increased volumes and approximately $12.7 million related to higher supply costs of product as compared to the same period last fiscal year. The U.S. wholesale cost of sales decreased to $7.8 million as compared to $8.0 million in the prior year. Foreign cost of sales increased $4.2 million to $30.3 million as compared to $26.1 million in the prior year primarily due to an increase in foreign wholesale fuel costs. Other cost of sales increased $2.5 million to $13.0 million as compared to $10.5 million for the nine months ended May 31, 2002 primarily due to acquisitions.

         Gross Profit. Total gross profit for the nine months ended May 31, 2003 increased by $50.5 million to $236.8 million as compared to $186.3 million for the nine months ended May 31, 2002. For the nine months ended May 31, 2003, retail fuel gross profit was $199.0 million, U.S. wholesale gross profit was $0.9 million, and other gross profit was $33.3 million. Foreign wholesale gross profit was $2.2 million and liquids marketing gross profit was $1.3 million. As a comparison, for the nine months ended May 31, 2002, Heritage recorded retail fuel gross profit of $152.8 million, U.S. wholesale of $0.3 million, and other gross profit of $31.7 million. Foreign wholesale gross profit was $1.6 million and liquids marketing recorded a loss of $0.1 million for the nine months ended May 31, 2002. The increase in gross profit is primarily attributable to increased volumes and higher selling prices, offset by higher fuel costs.

         Operating Expenses. Operating expenses were $118.1 million for the nine months ended May 31, 2003 as compared to $100.6 million for the nine months ended May 31, 2002. The increase of $17.5 million is the result of various factors, which include an increase of $6.2 million in employee-related costs due to acquisitions, an increase of $3.9 million in the performance-based compensation plan expense due to higher operating performance, a general increase of approximately $6.2 million in operating expenses in certain areas of the Partnership's operations due to acquisitions and to accommodate increased winter demand, and industry-wide increases in business insurance costs of $1.2 million.

         Selling, General, and Administrative. Selling, general, and administrative expenses were $10.9 million for the nine months ended May 31, 2003, a $1.3 million increase from the $9.6 million for the same nine-month period last year. This increase is primarily related to the performance-based compensation plan expense in 2003 that was not incurred in 2002, offset by a $0.5 million decrease due to the adoption of SFAS 123.

         Depreciation and Amortization. Depreciation and amortization decreased slightly to $28.3 million in the nine months ended May 31, 2003 as compared to $28.6 million in the nine months ended May 31, 2002.

         Operating Income. For the nine months ended May 31, 2003, Heritage had operating income of $79.5 million as compared to operating income of $47.4 million for the nine months ended May 31, 2002. This increase is a combination of a $0.5 million decrease in expenses related to the adoption of SFAS 123, and increased gross profit offset by increased operating expenses described above.

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

         Interest Expense. Interest expense decreased $0.3 million for the nine months ended May 31, 2003 to $27.6 million from $27.9 million for the same nine-month period last year.

         Taxes. Taxes for the nine months ended May 31, 2003 were $1.5 million due to the tax expense anticipated to be incurred by Heritage's corporate subsidiaries and other franchise taxes owed. There was no tax expense in these subsidiaries for the nine months ended May 31, 2002.

         Net Income. For the nine-month period ended May 31, 2003, Heritage had net income of $49.1 million, an increase of $28.1 million, as compared to a net income for the nine months ended May 31, 2002 of $21.0 million. The increase is primarily the result of a $0.5 million decrease in expenses due to the adoption of SFAS 123, and the increase in operating income, partially offset by the increase in other expenses and taxes described above.

         EBITDA, as adjusted. EBITDA, as adjusted increased $31.3 million to $110.5 million for the nine months ended May 31, 2003, as compared to EBITDA, as adjusted of $79.2 million for the nine months ended May 31, 2002. This increase is due to the operating conditions described above and is a record level of EBITDA, as adjusted for the nine-month results of Heritage. EBITDA, for the nine months ended May 31, 2003 and May 31, 2002 as adjusted is computed as follows:

                                                             Nine Months
                                                             Ended May 31,
NET INCOME RECONCILIATION                                -------------------
(in millions)                                              2003        2002
                                                         --------    -------
Net income                                               $   49.1    $  21.0
Depreciation and amortization                                28.3       28.6
Interest                                                     27.6       27.9
Taxes                                                         1.5          -
Non-cash compensation expense                                 0.9        1.4
Other expense                                                 2.6        0.3
Depreciation, amortization,  and interest of investee         0.7        0.5
Minority interest in the Operating Partnership                0.5        0.4
Less :  Gain on disposal of assets                           (0.7)      (0.9)
                                                         --------    -------
EBITDA, as adjusted                                      $  110.5    $  79.2
                                                         ========    =======

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

        Operating Activities. Net cash provided by operating activities during the nine months ended May 31, 2003, was $90.6 million as compared to $65.5 million for the same nine-month period ended May 31, 2002. The net cash provided by operations for the nine months ended May 31, 2003 consisted of net income of $49.1 million, non-cash charges of $32.2 million, principally depreciation and amortization, and the impact of a decrease in working capital of $9.3 million. Various components of working capital changed significantly from the prior nine-month period due to factors such as the variance in the timing of accounts receivable collections and prepayments on inventory, and working capital used to provide for the operations of acquired companies.

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

FINANCING AND SOURCES OF LIQUIDITY

Heritage has a Bank Credit Facility with various financial institutions, which includes a Working Capital Facility, providing for up to $65.0 million of borrowings for working capital and other general partnership purposes, and an Acquisition Facility providing for up to $50.0 million of borrowings for acquisitions and improvements. The weighted average interest rate was 3.04% for the amounts outstanding at May 31, 2003 on the Acquisition Facility. As of May 31, 2003, the Working Capital Facility had $65.0 million available for borrowings and the Acquisition Facility had $25.9 million available to fund future acquisitions.

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

The adoption of EITF 02-3 requires that realized and unrealized gains and losses be shown net for all periods presented. The following table summarizes the amounts that have been reclassified in the statement of operations:

                                           For the Three Months             For the Nine Months Ended
                                               Ended May 31,                          May 31,
                                            2003          2002                2003              2002
                                         -----------  ------------       --------------     ------------
Revenue - liquids marketing              $    22,961  $     40,113       $      163,278     $    138,259
Costs and expenses - liquids
  marketing                                  (22,705)      (38,629)            (161,963)        (138,407)
                                         -----------  ------------       --------------     ------------
     Net, as reclassified                $       256  $      1,484       $        1,315     $       (148)
                                         ===========  ============       ==============     ============

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

The following table summarizes the fair value of Heritage's' contracts, aggregated by method of estimating fair value of the contracts as of May 31, 2003 and August 31, 2002 where settlement had not yet occurred. Heritage's contracts all have a maturity of less than 1 year. The market prices used to value these transactions reflect management's best estimate considering various factors including closing average spot prices for the current and outer months plus a differential to consider time value and storage costs.

                                                                            May 31,     August 31,
                Source of Fair Value                                         2003          2002
                --------------------                                      ----------    ----------
Prices actively quoted                                                    $      425    $    1,276
Prices based on other valuation methods                                          145         1,025
                                                                          ----------    ----------
     Assets from liquids marketing                                        $      570    $    2,301
                                                                          ==========    ==========

Prices actively quoted                                                    $      437    $      669
Prices based on other valuation methods                                          115         1,149
                                                                          ----------    ----------
     Liabilities from liquids marketing                                   $      552    $    1,818
                                                                          ==========    ==========

Unrealized gains (losses) in fair value of contracts
    outstanding as of August 31                                           $       18    $      483
                                                                          ==========    ==========

The following table summarizes the changes in the unrealized fair value of Heritage's contracts where settlement had not yet occurred for the three and nine months ended May 31, 2003 and 2002.

                                                               Three Months Ended          Nine Months Ended
                                                                      May 31,                    May 31,
                                                               2003           2002         2003          2002
                                                            ----------     ---------    ----------    ----------
Unrealized gains (losses) in fair value of contracts
     outstanding at the beginning of the period             $       12     $    (516)   $      483    $     (665)
Other unrealized gains recognized during the period                256         1,484           832           517
Less:  Realized gains (losses) recognized during the
     period                                                        250           875         1,297          (241)
                                                            ----------    ----------    ----------    ----------
Unrealized gains in fair value of contracts outstanding
     at the end of the period                               $       18     $      93    $       18    $       93
                                                            ==========     =========    ==========    ==========

The following table summarizes the gross transaction volumes in barrels for liquids marketing contracts that were physically settled for the three and six months ended May 31, 2003, and 2002.

(in thousands)                                              Three Months       Nine Months
                                                            ------------       -----------
May 31, 2003                                                      9                 73
May 31, 2002                                                     35                280

ITEM 4.   CONTROLS AND PROCEDURES

The Partnership maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Within 90 days prior to the filing date of this report, an evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as such terms are defined in Rule 13a - 14(c) and 15d - 14(c) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, concluded that the Partnership's disclosure controls and procedures were adequate and effective as of May 31, 2003. There have been no significant changes in the Partnership's internal controls or in other factors subsequent to such evaluation, and there have been no corrective actions with respect to significant deficiencies and material weaknesses in our internal controls.

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

         Exhibit
          Number                                                        Description
         -------                                                        -----------
(1)      3.1         Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(10)     3.1.1       Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(16)     3.1.2       Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(19)     3.1.3       Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(19)     3.1.4       Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(1)      3.2         Agreement of Limited Partnership of Heritage Operating, L.P.

(12)     3.2.1       Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

(19)     3.2.2       Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

(18)     3.3         Amended Certificate of Limited Partnership of Heritage Propane Partners, L.P.

(18)     3.4         Amended Certificate of Limited Partnership of Heritage Operating, L.P.

(20)     4.1         Registration Rights Agreement for Limited Partner Interests of Heritage Propane Partners, L.P.

(7)      10.1        First Amended and Restated Credit Agreement with Banks Dated May 31, 1999

         Exhibit
          Number                                                        Description
         -------                                                        -----------
(8)      10.1.1      First Amendment to the First Amended and Restated Credit Agreement dated as of October 15, 1999

(9)      10.1.2      Second Amendment to First Amended and Restated Credit Agreement dated as of May 31, 2000

(10)     10.1.3      Third Amendment dated as of August 10, 2000 to First Amended and Restated Credit Agreement

(13)     10.1.4      Fourth Amendment to First Amended and Restated Credit Agreement dated as of December 28, 2000

(16)     10.1.5      Fifth Amendment to First Amended and Restated Credit Agreement dated as of July 16, 2001

(1)      10.2        Form of Note Purchase Agreement (June 25, 1996)

(3)      10.2.1      Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996

(4)      10.2.2      Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997

(6)      10.2.3      Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998

(8)      10.2.4      Second Amendment Agreement dated September 1, 1999 to June 25, 1996 Note Purchase Agreement

(11)     10.2.5      Third Amendment Agreement dated May 31, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997
                     Note Purchase Agreement

(10)     10.2.6      Fourth Amendment Agreement dated August 10, 2000 to June 25, 1996 Note Purchase Agreement and November 19,
                     1997 Note Purchase Agreement

(13)     10.2.7      Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November
                     19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement

(1)      10.3        Form of Contribution, Conveyance and Assumption Agreement among Heritage Holdings, Inc., Heritage Propane
                     Partners, L.P. and Heritage Operating, L.P.

(1)      10.6        Restricted Unit Plan

(4)      10.6.1      Amendment of Restricted Unit Plan dated as of October 17, 1996

(12)     10.6.2      Amended and Restated Restricted Unit Plan dated as of August 10, 2000

(18)     10.6.3      Second Amended and Restated Restricted Unit Plan dated as of February 4, 2002

(12)     10.7        Employment Agreement for James E. Bertelsmeyer dated as of August 10, 2000

(18)     10.7.1      Consent to Assignment of Employment Agreement for James E. Bertelsmeyer dated February 3, 2002

(21)     10.7.2      Amendment 1 of Employment Agreement for James E. Bertelsmeyer dated August 10, 2002

         Exhibit
          Number                                                        Description
         -------                                                        -----------
(**)     10.7.3      Amendment 2 of Employment Agreement for James E. Bertelsmeyer dated April 1, 2003

(12)     10.8        Employment Agreement for R. C. Mills dated as of August 10, 2000

(18)     10.8.1      Consent to Assignment of Employment Agreement for R.C. Mills dated February 3, 2002

(12)     10.10       Employment Agreement for H. Michael Krimbill dated as of August 10, 2000

(18)     10.10.1     Consent to Assignment of Employment Agreement for H. Michael Krimbill dated February 3, 2002

(12)     10.11       Employment Agreement for Bradley K. Atkinson dated as of August 10, 2000

(18)     10.11.1     Consent to Assignment of Employment Agreement for Bradley K. Atkinson dated February 3, 2002

(7)      10.12       First Amended and Restated Revolving Credit Agreement between Heritage Service
                     Corp. and Banks Dated May 31, 1999

(16)     10.12.1     First Amendment to First Amended and Restated Revolving Credit Agreement, dated October 15, 1999

(16)     10.12.2     Second Amendment to First Amended and Restated Revolving Credit Agreement, dated August 10, 2000

(16)     10.12.3     Third Amendment to First Amended and Restated Revolving Credit Agreement, dated December 28, 2000

(16)     10.12.4     Fourth Amendment to First Amended and Restated Revolving Credit Agreement, dated July 16, 2001

(12)     10.13       Employment Agreement for Mark A. Darr dated as of August 10, 2000

(18)     10.13.1     Consent to Assignment of Employment Agreement for Mark A. Darr dated February 3, 2002

(12)     10.14       Employment Agreement for Thomas H. Rose dated as of August 10, 2000

(18)     10.14.1     Consent to Assignment of Employment Agreement for Thomas H. Rose dated February 3, 2002

(12)     10.15       Employment Agreement for Curtis L. Weishahn dated as of August 10, 2000

(18)     10.15.1     Consent to Assignment of Employment Agreement for Curtis L. Weishahn dated February 3, 2002

(5)      10.16       Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1     Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement

(8)      10.16.2     Second Amendment Agreement dated September 1, 1999 to November 19, 1997 Note Purchase Agreement and June
                     25, 1996 Note Purchase Agreement

(9)      10.16.3     Third Amendment Agreement dated May 31, 2000 to November 19, 1997 Note Purchase Agreement and June 25, 1996
                     Note Purchase Agreement

         Exhibit
          Number                                                        Description
         -------                                                        -----------
(10)     10.16.4     Fourth Amendment Agreement dated August 10, 2000 to November 19, 1997 Note Purchase Agreement and June 25,
                     1996 Note Purchase Agreement

(13)     10.16.5     Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November
                     19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement

(10)     10.17       Contribution Agreement dated June 15, 2000 among U.S. Propane, L.P., Heritage Operating, L.P. and Heritage
                     Propane Partners, L.P.

(10)     10.17.1     Amendment dated August 10, 2000 to June 15, 2000 Contribution Agreement

(10)     10.18       Subscription Agreement dated June 15, 2000 between Heritage Propane Partners, L.P. and individual investors

(10)     10.18.1     Amendment dated August 10, 2000 to June 15, 2000 Subscription Agreement

(16)     10.18.2     Amendment Agreement dated January 3, 2001 to the June 15, 2000 Subscription Agreement

(17)     10.18.3     Amendment Agreement dated October 5, 2001 to the June 15, 2000 Subscription
                     Agreement

(10)     10.19       Note Purchase Agreement dated as of August 10, 2000

(13)     10.19.1     Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November
                     19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement

(14)     10.19.2     First Supplemental Note Purchase Agreement dated as of May 24, 2001 to the August 10, 2000 Note Purchase
                     Agreement

(15)     10.20       Stock Purchase Agreement dated as of July 5, 2001 among the shareholders of ProFlame, Inc. and Heritage
                     Holdings, Inc.

(15)     10.21       Stock Purchase Agreement dated as of July 5, 2001 among the shareholders of Coast Liquid Gas, Inc. and
                     Heritage Holdings, Inc.

(15)     10.22       Agreement and Plan of Merger dated as of July 5, 2001 among California Western Gas Company, the Majority
                     Stockholders of California Western Gas Company signatories thereto, Heritage Holdings, Inc. and California
                     Western Merger Corp.

(15)     10.23       Agreement and Plan of Merger dated as of July 5, 2001 among Growth Properties, the Majority Shareholders signatories thereto, Heritage Holdings, Inc. and Growth Properties Merger Corp.

(15)     10.24       Asset Purchase Agreement dated as of July 5, 2001 among L.P.G. Associates, the Shareholders of L.P.G.
                     Associates and Heritage Operating, L.P.

(15)     10.25       Asset Purchase Agreement dated as of July 5, 2001 among WMJB, Inc., the Shareholders of WMJB, Inc. and
                     Heritage Operating, L.P.

(15)     10.25.1     Amendment to Asset Purchase Agreement dated as of July 5, 2001 among WMJB, Inc., the Shareholders of WMJB,
                     Inc. and Heritage Operating, L.P.

         Exhibit
          Number                                                        Description
         -------                                                        -----------
(18)     10.26       Assignment, Conveyance and Assumption Agreement between U.S. Propane, L.P. and Heritage Holdings, Inc., as the former General Partner of Heritage Propane Partners, L.P. dated as of February 4, 2002

(18)     10.27       Assignment, Conveyance and Assumption Agreement between U.S. Propane, L.P. and Heritage Holdings, Inc., as the former General Partner of Heritage Operating, L.P., dated as of February 4, 2002

(22)     10.28       Assignment for Contribution of Assets in Exchange for Partnership Interest dated December 9, 2002 among V-1
                     Oil Co., the shareholders of V-1 Oil Co., Heritage Propane Partners, L.P. and Heritage Operating, L.P.

(23)     10.29       Employment Agreement for Michael L. Greenwood dated as of July 1, 2002

(21)     21.1        List of Subsidiaries

(*)      31.1        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(*)      31.2        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(*)      32.1        Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                     906 of the Sarbanes-Oxley Act of 2002.

(*)      32.2        Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
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

(*)      Filed herewith.

(**)     Filed with the July 15, 2003 Original Filing.

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

                                      HERITAGE PROPANE PARTNERS, L.P.

                                      By:  U.S. Propane, L.P.., General Partner

                                      By:  U.S. Propane, L.L.C., General Partner

Date: November 26, 2003               By: /s/  Michael L. Greenwood
                                          ------------------------------------
                                              Michael L. Greenwood
                                              (Vice President, Chief Financial
                                              Officer and officer duly
                                              authorized to sign on behalf of
                                              the registrant)

                               INDEX TO EXHIBITS

         Exhibit
          Number                                                        Description
         -------                                                        -----------
(1)      3.1         Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(10)     3.1.1       Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(16)     3.1.2       Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(19)     3.1.3       Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(19)     3.1.4       Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(1)      3.2         Agreement of Limited Partnership of Heritage Operating, L.P.

(12)     3.2.1       Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

(19)     3.2.2       Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

(18)     3.3         Amended Certificate of Limited Partnership of Heritage Propane Partners, L.P.

(18)     3.4         Amended Certificate of Limited Partnership of Heritage Operating, L.P.

(20)     4.1         Registration Rights Agreement for Limited Partner Interests of Heritage Propane Partners, L.P.

(7)      10.1        First Amended and Restated Credit Agreement with Banks Dated May 31, 1999

         Exhibit
          Number                                                        Description
         -------                                                        -----------
(8)      10.1.1      First Amendment to the First Amended and Restated Credit Agreement dated as of October 15, 1999

(9)      10.1.2      Second Amendment to First Amended and Restated Credit Agreement dated as of May 31, 2000

(10)     10.1.3      Third Amendment dated as of August 10, 2000 to First Amended and Restated Credit Agreement

(13)     10.1.4      Fourth Amendment to First Amended and Restated Credit Agreement dated as of December 28, 2000

(16)     10.1.5      Fifth Amendment to First Amended and Restated Credit Agreement dated as of July 16, 2001

(1)      10.2        Form of Note Purchase Agreement (June 25, 1996)

(3)      10.2.1      Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996

(4)      10.2.2      Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997

(6)      10.2.3      Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998

(8)      10.2.4      Second Amendment Agreement dated September 1, 1999 to June 25, 1996 Note Purchase Agreement

(11)     10.2.5      Third Amendment Agreement dated May 31, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997
                     Note Purchase Agreement

(10)     10.2.6      Fourth Amendment Agreement dated August 10, 2000 to June 25, 1996 Note Purchase Agreement and November 19,
                     1997 Note Purchase Agreement

(13)     10.2.7      Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November
                     19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement

(1)      10.3        Form of Contribution, Conveyance and Assumption Agreement among Heritage Holdings, Inc., Heritage Propane
                     Partners, L.P. and Heritage Operating, L.P.

(1)      10.6        Restricted Unit Plan

(4)      10.6.1      Amendment of Restricted Unit Plan dated as of October 17, 1996

(12)     10.6.2      Amended and Restated Restricted Unit Plan dated as of August 10, 2000

(18)     10.6.3      Second Amended and Restated Restricted Unit Plan dated as of February 4, 2002

(12)     10.7        Employment Agreement for James E. Bertelsmeyer dated as of August 10, 2000

(18)     10.7.1      Consent to Assignment of Employment Agreement for James E. Bertelsmeyer dated February 3, 2002

(21)     10.7.2      Amendment 1 of Employment Agreement for James E. Bertelsmeyer dated August 10, 2002

         Exhibit
          Number                                                        Description
         -------                                                        -----------
(**)     10.7.3      Amendment 2 of Employment Agreement for James E. Bertelsmeyer dated April 1, 2003

(12)     10.8        Employment Agreement for R. C. Mills dated as of August 10, 2000

 (18)    10.8.1      Consent to Assignment of Employment Agreement for R.C. Mills dated February 3, 2002

 (12)    10.10       Employment Agreement for H. Michael Krimbill dated as of August 10, 2000

(18)     10.10.1     Consent to Assignment of Employment Agreement for H. Michael Krimbill dated February 3, 2002

(12)     10.11       Employment Agreement for Bradley K. Atkinson dated as of August 10, 2000

(18)     10.11.1     Consent to Assignment of Employment Agreement for Bradley K. Atkinson dated February 3, 2002

(7)      10.12       First Amended and Restated Revolving Credit Agreement between Heritage Service
                     Corp. and Banks Dated May 31, 1999

(16)     10.12.1     First Amendment to First Amended and Restated Revolving Credit Agreement, dated October 15, 1999

(16)     10.12.2     Second Amendment to First Amended and Restated Revolving Credit Agreement, dated August 10, 2000

(16)     10.12.3     Third Amendment to First Amended and Restated Revolving Credit Agreement, dated December 28, 2000

(16)     10.12.4     Fourth Amendment to First Amended and Restated Revolving Credit Agreement, dated July 16, 2001

(12)     10.13       Employment Agreement for Mark A. Darr dated as of August 10, 2000

(18)     10.13.1     Consent to Assignment of Employment Agreement for Mark A. Darr dated February 3, 2002

(12)     10.14       Employment Agreement for Thomas H. Rose dated as of August 10, 2000

(18)     10.14.1     Consent to Assignment of Employment Agreement for Thomas H. Rose dated February 3, 2002

(12)     10.15       Employment Agreement for Curtis L. Weishahn dated as of August 10, 2000

(18)     10.15.1     Consent to Assignment of Employment Agreement for Curtis L. Weishahn dated February 3, 2002

(5)      10.16       Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1     Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement

(8)      10.16.2     Second Amendment Agreement dated September 1, 1999 to November 19, 1997 Note Purchase Agreement and June
                     25, 1996 Note Purchase Agreement

(9)      10.16.3     Third Amendment Agreement dated May 31, 2000 to November 19, 1997 Note Purchase Agreement and June 25, 1996
                     Note Purchase Agreement

         Exhibit
          Number                                                        Description
         -------                                                        -----------
(10)     10.16.4     Fourth Amendment Agreement dated August 10, 2000 to November 19, 1997 Note Purchase Agreement and June 25,
                     1996 Note Purchase Agreement

(13)     10.16.5     Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November
                     19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement

(10)     10.17       Contribution Agreement dated June 15, 2000 among U.S. Propane, L.P., Heritage Operating, L.P. and Heritage
                     Propane Partners, L.P.

(10)     10.17.1     Amendment dated August 10, 2000 to June 15, 2000 Contribution Agreement

(10)     10.18       Subscription Agreement dated June 15, 2000 between Heritage Propane Partners, L.P. and individual investors

(10)     10.18.1     Amendment dated August 10, 2000 to June 15, 2000 Subscription Agreement

(16)     10.18.2     Amendment Agreement dated January 3, 2001 to the June 15, 2000 Subscription Agreement

(17)     10.18.3     Amendment Agreement dated October 5, 2001 to the June 15, 2000 Subscription Agreement

(10)     10.19       Note Purchase Agreement dated as of August 10, 2000

(13)     10.19.1     Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November
                     19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement

(14)     10.19.2     First Supplemental Note Purchase Agreement dated as of May 24, 2001 to the August 10, 2000 Note Purchase
                     Agreement

(15)     10.20       Stock Purchase Agreement dated as of July 5, 2001 among the shareholders of ProFlame, Inc. and Heritage
                     Holdings, Inc.

(15)     10.21       Stock Purchase Agreement dated as of July 5, 2001 among the shareholders of Coast Liquid Gas, Inc. and
                     Heritage Holdings, Inc.

(15)     10.22       Agreement and Plan of Merger dated as of July 5, 2001 among California Western Gas Company, the Majority
                     Stockholders of California Western Gas Company signatories thereto, Heritage Holdings, Inc. and California
                     Western Merger Corp.

(15)     10.23       Agreement and Plan of Merger dated as of July 5, 2001 among Growth Properties, the Majority Shareholders signatories thereto, Heritage Holdings, Inc. and Growth Properties Merger Corp.

(15)     10.24       Asset Purchase Agreement dated as of July 5, 2001 among L.P.G. Associates, the Shareholders of L.P.G.
                     Associates and Heritage Operating, L.P.

(15)     10.25       Asset Purchase Agreement dated as of July 5, 2001 among WMJB, Inc., the Shareholders of WMJB, Inc. and
                     Heritage Operating, L.P.

(15)     10.25.1     Amendment to Asset Purchase Agreement dated as of July 5, 2001 among WMJB, Inc., the Shareholders of WMJB,
                     Inc. and Heritage Operating, L.P.

         Exhibit
          Number                                                        Description
         -------                                                        -----------
(18)     10.26       Assignment, Conveyance and Assumption Agreement between U.S. Propane, L.P. and Heritage Holdings, Inc., as the former General Partner of Heritage Propane Partners, L.P. dated as of February 4, 2002

(18)     10.27       Assignment, Conveyance and Assumption Agreement between U.S. Propane, L.P. and Heritage Holdings, Inc., as the former General Partner of Heritage Operating, L.P., dated as of February 4, 2002

(22)     10.28       Assignment for Contribution of Assets in Exchange for Partnership Interest dated December 9, 2002 among V-1
                     Oil Co., the shareholders of V-1 Oil Co., Heritage Propane Partners, L.P. and Heritage Operating, L.P.

(23)     10.29       Employment Agreement for Michael L. Greenwood dated as of July 1, 2002

(21)     21.1        List of Subsidiaries

 (*)     31.1        Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 (*)     31.2        Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 (*)     32.1        Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                     906 of the Sarbanes-Oxley Act of 2002.

 (*)     32.2        Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
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

(*)      Filed herewith.

(**)     Filed with the July 15, 2003 Original Filing.