Form 10-K
period 2003-08-31
HERITAGE PROPANE PARTNERS L P
filed 2003-11-26
CIK 1012569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED AUGUST 31, 2003

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
Yes   X    No
    -----    ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   X    No
    -----    ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value as of February 28, 2003, of the registrant's Common Units held by nonaffiliates of the registrant, based on the reported closing price of such units on the New York Stock Exchange on such date, was approximately $278,176,413

At November 21, 2003, the registrant had units outstanding as follows:
Heritage Propane Partners, L.P.      18,028,029 Common Units

Documents Incorporated by Reference:  None

                         HERITAGE PROPANE PARTNERS, L.P.

                          2003 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

                                     PART I

ITEM 1.   BUSINESS. ..........................................................1

ITEM 2.   PROPERTIES.........................................................12

ITEM 3.   LEGAL PROCEEDINGS..................................................13

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................13


                                     PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S UNITS AND RELATED
               UNITHOLDER MATTERS............................................14

ITEM 6.   SELECTED HISTORICAL FINANCIAL AND OPERATING DATA...................17

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS...........................20

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........31

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................33

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE...........................33

ITEM 9A   CONTROLS AND PROCEDURES............................................33

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................34

ITEM 11.  EXECUTIVE COMPENSATION.............................................39

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT................................................42

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................43

                                     PART IV

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.............................44

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
               REPORTS ON FORM 8-K...........................................44

                                     PART I

     ITEM 1. BUSINESS

         Heritage Propane Partners, L.P., (the "Registrant" or "Partnership"), a publicly traded Delaware limited partnership, was formed in April 1996 in connection with its initial public offering. The Partnership's common units, representing limited partner interests in the Partnership ("Common Units") are listed on the New York Stock Exchange. In order to simplify the Partnership's obligations under the laws of several jurisdictions in which it conducts business, its business activities are primarily conducted through its subsidiary, Heritage Operating, L.P. (the "Operating Partnership"). The Partnership holds a 98.9899% limited partner interest in the Operating Partnership. The Operating Partnership accounts for nearly all of the consolidated assets, sales and operating earnings of the Partnership. The Partnership and the Operating Partnership are collectively referred to in this report as "Heritage."

         The sole general partner of the Partnership and the Operating Partnership is U.S. Propane, L.P. ("U.S. Propane" or "General Partner"), a Delaware limited partnership. U.S. Propane holds a 1% general partner interest in the Partnership and a 1.0101% general partner interest in the Operating Partnership. U.S. Propane is a joint venture among the following four publicly traded utilities: TECO Energy, Inc.; AGL Resources, Inc.; Piedmont Natural Gas Company, Inc.; and Atmos Energy Corporation.

     o TECO Energy, Inc. ("TECO") is a diversified, energy-related holding company. TECO's subsidiaries include Florida's largest natural gas distributor, an electric utility, coal, and transportation businesses.

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

     o Atmos Energy Corporation ("Atmos Energy") is an energy and services company primarily engaged in natural gas distribution and non-regulated energy management and gas marketing services. Atmos Energy is one of the largest pure natural gas distributors in the United States, serving customers in 12 states, and through its non-utility businesses, it provides natural gas management and marketing services to customers in 18 states.

         The business of the Partnership starting with the formation of Heritage Holdings, Inc. ("Heritage Holdings") in 1989, has grown primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth. Since its inception in 1989 through August 31, 2003, the Partnership has completed 97 acquisitions for a total purchase price of approximately $675 million, including the August 2000 transfer by U.S. Propane of its propane operations to the Partnership. The U.S. Propane transaction combined five of the nation's 50 largest retail propane operations. Volumes of propane sold to retail customers have increased steadily from 63.2 million gallons for the Partnership's fiscal year ended August 31, 1992 to 375.9 million gallons for the fiscal year ended August 31, 2003.

U.S. PROPANE MERGER

         In August 2000, in a series of transactions, U.S. Propane was formed when TECO, AGL Resources, Piedmont Natural Gas, and Atmos Energy combined each company's propane operations. The merger was accounted for as an acquisition using the purchase method of accounting with Peoples Gas being the acquirer for accounting purposes. Following its formation, and also in August 2000, U.S. Propane acquired all of the outstanding common stock of the Partnership's former General Partner, Heritage Holdings, and by virtue of Heritage Holdings' general partner and limited partner interests in the Partnership, U.S. Propane gained control of the Partnership. Simultaneously with that transaction, U.S. Propane transferred its propane operations, consisting of its interest in four separate limited liability companies, AGL Propane, L.L.C., Peoples Gas Company, L.L.C., United Cities Propane Gas, L.L.C. and Retail Propane Company, L.L.C. (former Piedmont operations) to the Partnership. The Partnership is the surviving entity for legal purposes; however, the combined operations that formed U.S. Propane was the acquirer for accounting purposes, with Peoples Gas described as the accounting acquirer since Peoples Gas was the acquirer in the transaction that formed U.S. Propane. The financial information describing the propane operations of the Partnership and its subsidiaries prior to the series of transactions with U.S. Propane are identified as Predecessor Heritage and those describing the operations of the Partnership and its subsidiaries following the combination of the operations of U.S. Propane and Predecessor Heritage are identified as Heritage. Peoples Gas had a fiscal year-end of December 31. The eight-month period ended August 31, 2000 was treated as a transition period under the rules of the Securities and Exchange Commission. However, the Form 10-K for the year ended August 31, 2000 was not a transition report as the Partnership continues to have an August 31 fiscal year-end.

         On February 4, 2002, at the Special Meeting of the Common Unitholders of the Partnership, the Common Unitholders approved the substitution of U.S. Propane as the general partner of the Partnership and the Operating Partnership, replacing the former general partner, Heritage Holdings. U.S. Propane, L.L.C. ("USPLLC"), a Delaware limited liability company, is the general partner of U.S. Propane. The membership interests of USPLLC are owned by AGL Energy Corporation, United Cities Propane Gas, Inc., TECO Propane Ventures, LLC, and Piedmont. The substitution of U.S. Propane as the general partner did not alter the management of the Partnership, as all of the directors of Heritage Holdings became members of the Board of Managers of USPLLC, and the management and employees of Heritage Holdings became the management and employees of U.S. Propane.

RECENT DEVELOPMENTS

         On November 6, 2003, the Partnership publicly announced the signing of definitive agreements to combine its operations with those of La Grange Energy, L.P. ("La Grange Energy"), which is engaged in the midstream natural gas business through its subsidiary, La Grange Acquisition, L.P., whose midstream operations are conducted under the name Energy Transfer Company ("Energy Transfer Company"), and are primarily located in major natural gas producing regions of Texas and Oklahoma. The combination of Heritage and Energy Transfer Company will create a diversified master limited partnership by adding natural gas midstream operations to Heritage's existing retail propane operations. As part of the transactions, La Grange Energy has agreed to acquire U.S. Propane, the General Partner of Heritage. La Grange Energy is owned by Natural Gas Partners VI, L.P., a private equity fund, Ray C. Davis, Kelcy L. Warren, and a group of institutional investors.

         In connection with the transaction, La Grange Energy will contribute interests in Energy Transfer Company and certain related assets to Heritage in exchange for:

         o    $300 million in cash, subject to certain adjustments including
              (1) a reduction for any accounts payable of Energy Transfer Company at closing, (2) a reduction to the extent that the long-term debt of Energy Transfer Company at closing is greater than $151.5 million, (3) an increase to the extent that the long-term debt of Energy Transfer Company at closing is less than $151.5 million and (4) an increase by up to $80 million to reimburse La Grange Energy for certain mutually agreed upon capital expenditures paid by La Grange Energy to third parties prior to the closing, and

         o 15,883,234 units, comprising limited partner interests in the Partnership. The units will be comprised of the following:

                    o a number of Common Units totaling 19.99% of the number of Common Units of Heritage outstanding immediately prior to the closing;

                    o a number of Class D Units that will equal the difference between 12,140,719 and the number of Common Units issued to La Grange Energy in the transaction; and

                    o    3,742,515 Special Units.

         The Units to be issued in connection with the transactions are subject to the approval of the New York Stock Exchange, and, thus, their terms may be modified from the description herein. Generally, the Class D Units will receive the same quarterly distributions as Common Units. The Common Units do not have priority over the Class D Units with respect to quarterly distributions, but they do have priority with respect to liquidation distributions. Under the terms of an amendment to the Partnership Agreement creating the Class D Units, the Partnership is required, as promptly as practicable following the issuance of the Class D Units, to submit to a vote of its Unitholders the approval of the conversion of the Class D Units into Common Units. Upon receipt of the required vote, each Class D Unit may be converted automatically into one Common Unit upon request of the holder. If Heritage's Unitholders do not approve the conversion prior to six months following the closing of the acquisition of Energy Transfer Company, or if the matter has been submitted for approval of the Unitholders in documents filed with the Securities and Exchange Commission prior to this six month period and not approved by such vote, then the distribution rate for all distributions to Class D Units will increase to 115% of the Common Unit distribution rate in effect from time to time. The Class D Units generally have voting rights that are identical to the voting rights of the Common Units and vote with the Common Units as a single class on each matter with respect to which the Common Units are entitled to vote.

         The Special Units are being issued by the Partnership as consideration for a natural gas pipeline currently being constructed by Energy Transfer Company, known as the Bossier Pipeline, and certain related contracts. The Bossier Pipeline is expected to be an extension and expansion of its existing pipeline that will create a 78-mile pipeline that connects natural gas supplies in east Texas to Energy Transfer Company's Katy Pipeline in Grimes County. Energy Transfer Company has secured contracts with three separate companies to transport natural gas on this pipeline, including a nine-year fee-based contract with a major producer. The Special Units will initially be non-voting and will generally not be entitled to share in partnership distributions. Under the terms of an amendment to the Partnership Agreement creating the Special Units, Heritage is required, as promptly as practicable following the issuance of the Special Units, to submit to a vote of Heritage's Unitholders the approval of the conversion of the Special Units into Common Units in accordance with the terms of the Special Units. Following Unitholder approval, and upon the Bossier Pipeline becoming "commercially operational", such that Energy Transfer Company is entitled to receive payments under each of the three referenced contracts, each Special Unit will automatically be converted into one Common Unit upon the request of the holder. If the Bossier Pipeline does not become operational by December 1, 2004 and, as a result, a party to one of the three contracts exercises rights to acquire the Bossier Pipeline, the Special Units will no longer be considered outstanding. If Heritage's Unitholders do not approve the conversion of the Special Units in accordance with their terms prior to the time the Bossier Pipeline becomes commercially operational, such that the Special Units become qualified to be converted, then each Special Unit will be entitled to receive 115% of the quarterly amount distributed on each Common Unit on a pari passu basis with distributions on Common Units.

         As a part of the above transaction, La Grange Energy has agreed to purchase all of the partnership interests of U.S. Propane, L.P., the General Partner of Heritage, and all of the member interests of U.S. Propane, L.L.C., the general partner of U.S. Propane, L.P. (which are collectively referred to as the "General Partner"), from subsidiaries of AGL Resources, Inc., Atmos Energy Corporation, TECO Energy, Inc. and Piedmont Natural Gas Company, Inc. (the "Previous Owners") for $30 million in cash. Prior to the sale of the General Partner to La Grange Energy, certain assets of the General Partner, including all of the stock of Heritage Holdings, and 180,028 Common Units of Heritage, will be distributed by the General Partner to an affiliate of the Previous Owners. Currently, U.S. Propane, L.P.'s general partner interest in Heritage and its general partner interest in Heritage's operating partnership, Heritage Operating, L.P. (the "Operating Partnership") equals a 2% general partner interest on a combined basis. As part of the acquisition of Heritage's General Partner, U.S. Propane, L.P. will make a capital contribution of its interest in the Operating Partnership to Heritage in exchange for an additional 1% general partner interest in Heritage, such that following the capital contribution, U.S. Propane, L.P. will own a 2% general partner interest in Heritage.

         Also in conjunction with these transactions, Heritage will acquire from the affiliate of the Previous Owners all of the stock of Heritage Holdings, which owns approximately 4.4 million Common Units of Heritage (the "HHI Units"), for $50 million in cash and a $50 million promissory note secured by a pledge of the HHI Units. In conjunction with the Partnership's purchase of the capital stock of Heritage Holdings, the HHI Units will be converted into Class E Units. The Class E Units will generally be entitled to the same cash distributions as Common Units, except that distributions may not exceed an amount equal to the percentage that the Class E units are of the total number of outstanding units upon the closing of the Energy Transfer Company transaction, or 11.1% of cash distributions, to unitholders and may not include any amounts attributable to cash distributions received by the Partnership from Heritage Holdings. Cash distributions on the Class E Units may not exceed $2.82 per unit. Pursuant to their terms, the Class E Units may be convertible back into Common Units with a market value of $100 million in the event of a default under the terms of the $50 million promissory note and the pledge securing payment of the note.

         In connection with these transactions, ETC Holdings, L.P., the parent of La Grange Energy; ET GP, L.L.C., the general partner of ETC Holdings, L.P.; La Grange Energy; LE GP, L.L.C., the general partner of La Grange Energy; Ray C. Davis; and Kelcy L. Warren (the "ETC Restricted Parties") have agreed to enter into a Noncompete Agreement, whereby the ETC Restricted Parties will not engage, invest or participate, directly or indirectly, in any business activities involving (a) the purchase, sale, exchange, marketing, trading, storage or transportation of propane or (b) the purchase, gathering, treating, processing, marketing, sales, storage, transportation, fractionation or distribution of natural gas and natural gas liquids, subject to certain limited exceptions. The ETC Restricted Parties will not engage in these activities until the earlier of
(i) the third anniversary of the closing of the acquisition of Energy Transfer Company or (ii) the date the ETC Restricted Party ceases to be engaged in the business of Heritage as conducted at the closing of the acquisition of Energy Transfer Company as an owner, officer, director or employee, as the case may be.

         Also in connection with the transactions, the Previous Owners have agreed to enter into a Noncompete Agreement (the "Previous Owners Noncompete Agreement") with Heritage. Pursuant to the Previous Owners Noncompete Agreement, the Previous Owners will not engage, invest or participate, directly or indirectly, in any business activities involving the purchase, sale, exchange, marketing, trading, storage or transportation of propane, subject to certain limited exceptions. The Previous Owners have agreed not to engage in these activities until the third anniversary of the closing of the acquisition of Energy Transfer Company.

         These transactions are subject to customary conditions to closing, including existing lender and regulatory approvals, and obtaining the requisite debt and equity financing for the transaction. There can be no assurance that Heritage will be able to obtain the requisite approval or financing, or that the other conditions to closing will be satisfied.

ENERGY TRANSFER COMPANY

         Energy Transfer Company is a growth-oriented midstream natural gas company with operations primarily located in major natural gas producing regions of Texas and Oklahoma. Energy Transfer Company's primary assets consist of two large gathering and processing systems in the Gulf Coast area of Texas and western Oklahoma and the Oasis Pipeline, an intrastate natural gas pipeline that runs from the Permian Basin in west Texas to natural gas supply and market areas in southeast Texas. Energy Transfer Company's operations consist of the following:

         o    the gathering of natural gas from over 1,400 producing wells;

         o the compression of natural gas to facilitate its flow from the wells through Energy Transfer Company's gathering systems;

         o the treating of natural gas to remove impurities such as carbon dioxide and hydrogen sulfide to ensure that the natural gas meets pipeline quality specifications;

         o the processing of natural gas to extract natural gas liquids, or NGLs; the sale of the pipeline quality natural gas, or "residue gas," remaining after it is processed; and the sale of the NGLs to third parties at fractionation facilities where the NGLs are separated into their individual components, including ethane, propane, mixed butanes and natural gasoline;

         o the transportation of natural gas on its Oasis Pipeline to industrial end-users, independent power plants, utilities and other pipelines; and

         o the purchase for resale of natural gas from producers connected to its systems and from other third parties.

         Energy Transfer Company owns or has an interest in over 3,850 miles of natural gas pipeline systems, three natural gas processing plants connected to its gathering systems with a total processing capacity of approximately 400 MMcf/d, and seven natural gas treating facilities with a total treating capacity of approximately 425 MMcf/d.

         Energy Transfer Company divides its operations into two primary business segments, the Midstream segment, which consists of its natural gas gathering, compression, treating, processing and marketing operations, and the Transportation segment, which consists of the Oasis Pipeline.

         The Midstream segment consists of the following:

         o the Southeast Texas System, a 2,500-mile integrated system located in southeast Texas that gathers, compresses, treats, processes and transports natural gas from the Austin Chalk trend. The Southeast Texas System, initially constructed in the late 1970's, is a large natural gas gathering system covering thirteen counties between Austin and Houston. The system includes the La Grange processing plant and five treating facilities. This system is connected to the Katy Hub through the 55-mile Katy Pipeline and is also connected to the Oasis Pipeline, as well as two power plants.

         o the Elk City System, a 315-mile gathering system located in western Oklahoma that gathers, compresses, treats and processes natural gas from the Anadarko Basin. The Elk City System, initially constructed in the 1980's, also includes the Elk City processing plant and one treating facility. The Elk City System is connected, either directly or indirectly, to six major interstate and intrastate natural gas pipelines providing access to natural gas markets throughout the United States.

         o an interest in various midstream assets located in Texas and Louisiana, including the Vantex System, the Rusk County Gathering System, the Whiskey Bay System and the Chalkley Transmission System. On a combined basis, these assets have a capacity of approximately 265 MMcf/d.

         o marketing operations through Energy Transfer Company's producer services business, in which it markets the natural gas that flows through its assets and attracts other customers by marketing volumes of natural gas that do not move through its assets.

         The Transportation segment consists of the Oasis Pipeline, a 583-mile natural gas pipeline that directly connects the Waha Hub to the Katy Hub. The Oasis Pipeline, constructed in the early 1970's, is primarily a 36-inch diameter natural gas pipeline. It has bi-directional capability with approximately 1 Bcf/d of throughput capacity moving west-to-east and greater than 750 MMcf/d of throughput capacity moving east-to-west and has many interconnections with other pipelines, power plants, processing facilities, municipalities and producers.

GENERAL

         Heritage believes it is presently the fourth largest retail marketer of propane in the United States (as measured by retail gallons sold). Heritage currently serves more than 650,000 active residential, commercial, industrial and agricultural customers from nearly 300 customer service locations in 29 states. Heritage's operations extend from coast to coast with concentrations in the western, upper midwestern, northeastern, and southeastern regions of the United States.

           Following is a summary of the retail sales volumes per fiscal year for the last three fiscal years.


                                 For the Years Ended
                                     August 31,
                      ------------------------------------------
                          2001           2002           2003
                      ------------   ------------   ------------
 RETAIL GALLONS
SOLD (IN MILLIONS):          330.2          329.6          375.9


         Management believes that Heritage's competitive strengths include: (i) experience in identifying, evaluating, and completing acquisitions, (ii) operations that are focused in areas experiencing higher-than-average population growth, (iii) a low-cost administrative infrastructure, and (iv) a decentralized operating structure and entrepreneurial workforce. These competitive strengths enabled Heritage to achieve performance levels per retail gallon sold that management believes are among the highest of any publicly traded propane partnership. Management believes that as a result of Heritage's geographic diversity and the impact its local customer service-level incentive compensation program has on its operational results, Heritage has been able to reduce the effect of adverse weather conditions on Heritage's operating results, including those experienced during the warmer-than-normal winters of 1998-1999, 1999-2000, and 2001-2002, recorded as three of the warmest winters in the last 100 years. Management believes that Heritage's concentration in higher-than-average population growth areas provides a strong economic foundation for expansion through acquisitions and internal growth. Management does not believe that Heritage is significantly more vulnerable than its competitors to displacement by natural gas distribution systems because the majority of Heritage's areas of operations are located in rural areas where natural gas is not readily available.

BUSINESS STRATEGY

         Heritage's goal is to increase distributions to the Partnership's Unitholders by being a low-cost, growth oriented retail propane distribution company. The three critical elements to this strategy are described below.

         Acquisitions. Acquisitions are the principal means of growth for Heritage, as the retail propane industry is mature and overall demand for propane is expected to experience limited growth in the foreseeable future. Management believes that the fragmented nature of the propane industry provides significant opportunities for growth through acquisition. Heritage follows a disciplined acquisition strategy that concentrates on propane companies that (i) are located in geographic areas experiencing higher-than-average population growth, (ii) provide a high percentage of sales to residential customers, (iii) have a strong reputation for quality service, and (iv) own a high percentage of the propane tanks used by their customers. In addition Heritage attempts to capitalize on the reputations of the companies it acquires by maintaining local brand names, billing practices, and employees, thereby creating a sense of continuity and minimizing customer loss. Management believes that this strategy has helped to make Heritage an attractive buyer for many propane acquisition candidates from the seller's viewpoint.

         Since inception through August 31, 2003, Heritage completed 97 acquisitions including the merger with U.S. Propane on August 10, 2000. Heritage will focus on propane acquisition candidates in its existing areas of operations, but will consider core acquisitions in other higher-than-average population growth areas, in which it presently has no presence, in order to further reduce the impact adverse weather patterns in any one region may have on Heritage's overall operations. While Heritage is currently evaluating numerous acquisition candidates, there can be no assurance that Heritage will identify attractive acquisition candidates in the future, that Heritage will be able to acquire such businesses on economically acceptable terms or successfully integrate them into existing operations and make cost-saving changes, that any acquisition will not dilute earnings and distributions to Unitholders, or that any additional debt incurred to finance an acquisition will not adversely affect the ability of Heritage to make distributions to Unitholders.

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

         Heritage announced on November 6, 2003, that it had entered into definitive agreements to acquire Energy Transfer Company, a company engaged in the midstream natural gas business. This proposed acquisition demonstrates Heritage's intention to create a diversified master limited partnership by adding natural gas midstream operations to its retail propane operations. The addition of midstream operations will provide Heritage an opportunity to offset to some extent the seasonal nature of its current business and reduce the impact weather volatility can have on Heritage's operating results. Energy Transfer Company is a growth-oriented business involved in gathering, compressing, treating, processing and transporting natural gas and natural gas liquids. The Energy Transfer Company will continue to be managed by its current management whose focus to expand its midstream operations includes the expansion of its operations in southeast Texas with the construction of the proposed Bossier Pipeline.

         Low-Cost, Decentralized Operations. Heritage focuses on controlling costs at both the corporate level and the customer service location level. While Heritage realizes certain economies of scale as a result of its acquisitions, it attributes its low operating costs primarily to its decentralized structure. By delegating all customer billing and collection activities to the customer service location level, Heritage has been able to operate without a large corporate staff. Of the 2,418 full-time employees as of August 31, 2003, only 92, or approximately 4%, were general and administrative. In addition, Heritage's customer service location level incentive compensation program encourages customer service location employees at all levels to control costs while increasing revenues.

         Internal Growth. In addition to pursuing expansion through acquisitions, Heritage has aggressively focused on internal growth at its existing customer service locations. Heritage believes that, by concentrating its operations in areas experiencing higher-than-average population growth, it is well positioned to achieve internal growth by adding new customers. Heritage also believes that its decentralized operations foster an entrepreneurial corporate culture by: (i) having operational decisions made at the customer service location and regional level, (ii) retaining billing, collection and pricing responsibilities at the local and regional levels, and (iii) rewarding employees for achieving financial targets at the local level.

WEATHER AND SEASONALITY

         Heritage's propane distribution business is largely seasonal and dependent upon weather conditions in its service areas. Propane sales to residential and commercial customers are affected by winter heating season requirements. This generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues and, in some cases, net losses or lower net income during the period from April through September of each year. Sales to industrial and agricultural customers are much less weather sensitive.

         Gross profit margins are not only affected by weather patterns but also by changes in customer mix. For example, sales to residential customers generate higher margins than sales to other customer groups, such as commercial or agricultural customers. Wholesale margins are substantially lower than retail margins. In addition, gross profit margins vary by geographic region. Accordingly, a change in customer or geographic mix can affect gross profit without necessarily affecting total revenues.

INDUSTRY BACKGROUND AND COMPETITION

         Propane, a by-product of natural gas processing and petroleum refining, is a clean-burning energy source recognized for its transportability and ease of use relative to alternative forms of stand-alone energy sources. Retail propane use falls into three broad categories: (i) residential applications, (ii) industrial, commercial, and agricultural applications, and (iii) other retail applications, including motor fuel sales. Residential customers use propane primarily for space and water heating. Industrial customers use propane primarily as fuel for forklifts, stationary engines, furnaces, as a cutting gas in mining operations, and in other process applications. Commercial customers, such as restaurants, motels, laundries, and commercial buildings, use propane in a variety of applications, including cooking, heating, and drying. In the agricultural market, propane is primarily used for tobacco curing, crop drying, poultry brooding, and weed control. Other retail uses include motor fuel for cars and trucks, outdoor cooking and other recreational uses, propane resales, and sales to state and local governments. In its wholesale operations, Heritage sells propane principally to large industrial end-users and other propane distributors.

         Propane is extracted from natural gas at processing plants or separated from crude oil during the refining process. Propane is normally transported and stored in a liquid state under moderate pressure or refrigeration for ease of handling in shipping and distribution. When the pressure is released or the temperature is increased, it is usable as a flammable gas. Propane is naturally colorless and odorless. An odorant is added to allow its detection. Like natural gas, propane is a clean burning fuel and is considered an environmentally preferred energy source.

         Propane competes with other sources of energy, some of which are less costly for equivalent energy value. Heritage competes for customers against suppliers of electricity, natural gas, and fuel oil. Competition from alternative energy sources has been increasing as a result of reduced utility regulation. Except for certain industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because natural gas is a significantly less expensive source of energy than propane. The gradual expansion of the nation's natural gas distribution systems has resulted in the availability of natural gas in many areas that previously depended upon propane. Although the extension of natural gas pipelines tends to displace propane distribution in areas affected, Heritage believes that new opportunities for propane sales arise as more geographically remote neighborhoods are developed. Even though propane is similar to fuel oil in certain applications and market demand, propane and fuel oil compete to a lesser extent primarily because of the cost of converting from one to another. Based upon industry publications, propane accounts for three to four percent of household energy consumption in the United States.

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

         The wholesale propane business is highly competitive. For fiscal year 2003, Heritage's domestic wholesale operations (excluding MP Energy Partnership) accounted for only 3.9% of its total gallons sold in the United States and approximately 1% of its gross profit. Heritage does not emphasize wholesale operations, but it believes that limited wholesale activities enhance its ability to supply its retail operations.


PRODUCTS, SERVICES AND MARKETING

         Heritage distributes propane through a nationwide retail distribution network consisting of nearly 300 customer service locations in 29 states. Heritage's operations are concentrated in large part in the western, upper midwestern, northeastern, and southeastern regions of the United States. Heritage serves more than 650,000 active customers. Historically, approximately two-thirds of Heritage's retail propane volumes and in excess of 80% of EBITDA, as adjusted, were attributable to sales during the six-month peak-heating season from October through March, as many customers use propane for heating purposes. Consequently, sales and operating profits are normally concentrated in the first and second fiscal quarters while cash flows from operations are generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the six-month peak season. To the extent necessary, Heritage will reserve cash from peak periods for distribution to Unitholders during the warmer seasons.

         Typically, customer service locations are found in suburban and rural areas where natural gas is not readily available. Generally, such locations consist of a one to two acre parcel of land, an office, a small warehouse and service facility, a dispenser, and one or more 18,000 to 30,000 gallon storage tanks. Propane is generally transported from refineries, pipeline terminals, leased storage facilities, and coastal terminals by rail or truck transports to Heritage's customer service locations where it is unloaded into storage tanks. In order to make a retail delivery of propane to a customer, a bobtail truck is loaded with propane from the storage tank. Propane is then delivered to the customer by the bobtail truck, which generally holds 2,500 to 3,000 gallons of propane, and pumped into a stationary storage tank on the customer's premises. The capacity of these customer tanks ranges from approximately 100 gallons to 1,200 gallons, with a typical tank capacity of 100 to 300 gallons in milder climates and from 500 to 1,000 gallons in colder climates. Heritage also delivers propane to retail customers in portable cylinders, which typically have a capacity of 5 to 35 gallons. When these cylinders are delivered to customers, empty cylinders are picked up for refilling at Heritage's distribution locations or are refilled on site. Heritage also delivers propane to certain other bulk end-users of propane in tractor-trailer transports, which typically have an average capacity of approximately 10,500 gallons. End-users receiving transport deliveries include industrial customers, large-scale heating accounts, mining operations, and large agricultural accounts.

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

         Approximately 96% of the domestic gallons sold by Heritage in the fiscal year ended August 31, 2003 were to retail customers and 4% to wholesale customers. For the year ended August 31, 2003, retail gallons sold by Heritage, were 60% to residential customers, 25% to industrial, commercial and agricultural customers, and 15% to other retail users. Sales to residential customers in the fiscal year ended August 31, 2003 accounted for 58% of total domestic gallons sold but accounted for approximately 72% of Heritage's gross profit from propane sales. Residential sales have a greater profit margin and a more stable customer base than other markets served by Heritage. Industrial, commercial and agricultural sales accounted for 18% of Heritage's gross profit from propane sales for the fiscal year ended August 31, 2003, with all other retail users accounting for 9%. Additional volumes sold to wholesale customers contributed 1% of gross profit from propane sales. No single customer accounts for 10% or more of revenues.

         The propane business is very seasonal with weather conditions significantly affecting demand for propane. Heritage believes that the geographic diversity of its operations helps to reduce its overall exposure to less than favorable weather conditions in any particular region of the United States. Although overall demand for propane is affected by climate, changes in price, and other factors, Heritage believes its residential and commercial business to be relatively stable due to the following characteristics:

     o residential and commercial demand for propane has been relatively unaffected by general economic conditions due to the largely non-discretionary nature of most propane purchases,

     o loss of customers to competing energy sources has been low due to the lack of availability or the high cost of alternative fuels,

     o the tendency of Heritage's customers to remain with Heritage due to the product being delivered pursuant to a regular delivery schedule and to Heritage's ownership of 90% of the storage tanks utilized by its customers, which prevents fuel deliveries from competitors, and

     o the historic ability of Heritage to more than offset customer losses through internal growth of its customer base in existing markets.

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


PROPANE SUPPLY AND STORAGE

         Supplies of propane from Heritage's sources historically have been readily available. Heritage purchases from over 50 energy companies and natural gas processors at numerous supply points located in the United States and Canada. In the fiscal year ended August 31, 2003, Enterprise Products Operating L.P. ("Enterprise") and Dynegy Liquids Marketing and Trade ("Dynegy") provided approximately 29% and 13% of Heritage's total propane supply, respectively. In addition, M-P Oils, Ltd., Heritage's wholly owned subsidiary that owns a 60% interest in MP Energy Partnership, a Canadian partnership, procured 19% of Heritage's total propane supply during the fiscal year ended August 31, 2003 through MP Energy Partnership. MP Energy Partnership buys and sells propane for its own account and supplies propane to Heritage for its northern United States operations.

         Heritage believes that if supplies from Enterprise and Dynegy were interrupted it would be able to secure adequate propane supplies from other sources without a material disruption of its operations. Aside from Enterprise, Dynegy, and the supply procured by M-P Oils, Ltd., no single supplier provided more than 10% of Heritage's total domestic propane supply during the fiscal year ended August 31, 2003. Heritage believes that its diversification of suppliers will enable it to purchase all of its supply needs at market prices without a material disruption of its operations if supplies are interrupted from any of its existing sources. Although no assurances can be given that supplies of propane will be readily available in the future, Heritage expects a sufficient supply to continue to be available. However, increased demand for propane in periods of severe cold weather, or otherwise, could cause future propane supply interruptions or significant volatility in the price of propane.

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

         Heritage leases space in larger storage facilities in New York, Georgia, Michigan, South Carolina, Arizona, New Mexico, Texas, Alberta, Canada, and smaller storage facilities in other locations and has the opportunity to use storage facilities in additional locations when it "pre-buys" product from sources having such facilities. Heritage believes that it has adequate third party storage to take advantage of supply purchasing advantages as they may occur from time to time. Access to storage facilities allows Heritage to buy and store large quantities of propane during periods of low demand, which generally occur during the summer months, or at favorable prices, thereby helping to ensure a more secure supply of propane during periods of intense demand or price instability.


PRICING POLICY

         Pricing policy is an essential element in the marketing of propane. Heritage relies on regional management to set prices based on prevailing market conditions and product cost, as well as local management input. All regional managers are advised regularly of any changes in the posted price of each customer service location's propane suppliers. In most situations, Heritage believes that its pricing methods will permit Heritage to respond to changes in supply costs in a manner that protects Heritage's gross margins and customer base. In some cases, however, Heritage's ability to respond quickly to cost increases could occasionally cause its retail prices to rise more rapidly than those of its competitors, possibly resulting in a loss of customers.


BILLING AND COLLECTION PROCEDURES

         Customer billing and account collection responsibilities are retained at the local customer service locations. Heritage believes that this decentralized approach is beneficial for several reasons:

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

         Petroleum-based contamination or environmental wastes are known to be located on or adjacent to six sites on which Heritage presently has, or formerly had, operations. These sites were evaluated at the time of their acquisition. In all cases, remediation operations have been or will be undertaken by others, and in all six cases Heritage obtained indemnification for expenses associated with any remediation from the former owners or related entities. Heritage has not been named as a potentially responsible party at any of these sites, nor has the Partnership's operations contributed to the environmental issues at these sites. Accordingly, no amounts have been recorded in the Partnership's August 31, 2003 or 2002 consolidated balance sheets for any liability that may be attributable to any required remediation. Based on information currently available to Heritage, such projects are not expected to have a material adverse effect on Heritage's financial condition or results of operations.

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

EMPLOYEES

         As of August 31, 2003, Heritage had 2,418 full time employees who were employed by the General Partner or subsidiaries of the Partnership, of whom 92 were general and administrative and 2,326 were operational employees. Of its operational employees, 57 are represented by labor unions. The General Partner believes that its relations with its employees are satisfactory. Historically, the General Partner has also hired seasonal workers to meet peak winter demands.

SEC REPORTING

         Heritage electronically files certain documents with the SEC. Heritage files annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K (as appropriate); along with any related amendments and supplements thereto. From time-to-time, Heritage may also file registration and related statements pertaining to equity or debt offerings. You may read and copy any materials Heritage files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

         Heritage provides electronic access to its periodic and current reports on the Partnership's internet website, www.heritagepropane.com, free of charge. These reports are available on the Partnership's website as soon as reasonably practicable after the Partnership electronically files such materials with the SEC.

ITEM 2. PROPERTIES

         Heritage operates bulk storage facilities at nearly 300 customer service locations. Heritage owns substantially all of these facilities and has entered into long-term leases for those that it does not own. Heritage believes that the increasing difficulty associated with obtaining permits for new propane distribution locations makes its high level of site ownership and control a competitive advantage. Heritage owns approximately 34 million gallons of above ground storage capacity at its various plant sites and has leased an aggregate of approximately 50 million gallons of underground storage facilities in New York, Georgia, Michigan, South Carolina, Arizona, New Mexico, Texas and Alberta, Canada. Heritage does not own or operate any underground storage facilities (excluding customer and local distribution tanks) or propane pipeline transportation assets (other than local delivery systems).

         Heritage also owns a 50% interest in Bi-State Propane, a California general partnership that conducts business in California and Nevada. Bi-State Propane operates twelve customer service locations that are included on a gross basis in Heritage's site, customer, and other property descriptions contained herein. However, Heritage's 50% interest is accounted for under the equity method.

         The transportation of propane requires specialized equipment. The trucks and railroad tank cars used for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of August 31, 2003, Heritage utilized approximately 52 transport truck tractors, 50 transport trailers, 12 railroad tank cars, 1,063 bobtails and 1,749 other delivery and service vehicles, all of which Heritage owns. As of August 31, 2003, Heritage owned approximately 625,000 customer storage tanks with typical capacities of 120 to 1,000 gallons that are leased or available for lease to customers. These customer storage tanks are pledged as collateral to secure Heritage's obligations to its Banks and the holders of its Notes.

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

         Heritage utilizes a variety of trademarks and tradenames that it owns or has secured the right to use, including "Heritage Propane." These trademarks and tradenames have been registered or are pending registration before the United States Patent and Trademark Office or the various jurisdictions in which the marks or tradenames are used. Heritage believes that its strategy of retaining the names of the companies it has acquired has maintained the local identification of these companies and has been important to the continued success of these businesses. Some of Heritage's most significant trade names include AGL Propane, Balgas, Bi-State Propane, Blue Flame Gas of Charleston, Blue Flame Gas of Mt. Pleasant, Blue Flame Gas, Carolane Propane Gas, Gas Service Company, EnergyNorth Propane, Gibson Propane, Guilford Gas, Holton's L.
P. Gas, Ikard & Newsom, Northern Energy, Sawyer Gas, Peoples Gas Company, Piedmont Propane Company, ProFlame, Rural Bottled Gas and Appliance, ServiGas, V-1 Propane, and TECO Propane. Heritage regards its trademarks, tradenames, and other proprietary rights as valuable assets and believes that they have significant value in the marketing of its products.


ITEM 3. LEGAL PROCEEDINGS.

         Propane is a flammable, combustible gas. Serious personal injury and significant property damage can arise in connection with its storage, transportation or use. In the ordinary course of business, Heritage is sometimes threatened with or is named as a defendant in various lawsuits seeking actual and punitive damages for product liability, personal injury, and property damage. Heritage maintains liability insurance with insurers in amounts and with coverages and deductibles it believes are reasonable and prudent, and which are generally accepted in the industry. However, there can be no assurance that the levels of insurance protection currently in effect will continue to be available at reasonable prices or that such levels will remain adequate to protect Heritage from material expenses related to product liability, personal injury or property damage in the future. Of the pending or threatened matters in which Heritage is a party, none have arisen outside the ordinary course of business except for an action filed by Heritage on November 30, 1999, that is currently pending in the Court of Common Pleas, State of South Carolina, Richland County, against SCANA Corporation, Cornerstone Ventures, L.P. and Suburban Propane, L.P. (the "SCANA litigation"). Heritage has asserted under a number of contract and fraud causes of action that SCANA litigation defendants materially breached its contract with Heritage to sell its assets to Heritage, and is seeking an unspecified amount of compensatory and punitive damages. The defendants have denied the claims and discovery is ongoing. Although any litigation is inherently uncertain, based on past experience, the information currently available and the availability of insurance coverage, Heritage does not believe that pending or threatened litigation matters will have a material adverse effect on its financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the security holders of the Partnership during the fourth quarter of the fiscal year ended August 31, 2003.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S UNITS AND RELATED UNITHOLDER MATTERS.

MARKET PRICE OF AND DISTRIBUTIONS ON THE COMMON UNITS AND RELATED UNITHOLDER MATTERS

         The Partnership Common Units are listed on the New York Stock Exchange under the symbol "HPG". The following table sets forth, for the periods indicated, the high and low sales prices per Common Unit, as reported on the New York Stock Exchange Composite Tape, and the amount of cash distributions paid per Common Unit for the period indicated.

                                              Price Range            Cash
                                            High       Low       Distribution(1)
                                            -----      ----      ---------------
2003 FISCAL YEAR
Fourth Quarter Ended August 31, 2003       $32.540    $29.600        $0.6500
Third Quarter Ended May 31, 2003           $29.900    $27.760        $0.6375
Second Quarter Ended February 28, 2003     $29.570    $27.050        $0.6375
First Quarter Ended November 30, 2002      $28.090    $24.500        $0.6375

2002 FISCAL YEAR
Fourth Quarter Ended August 31, 2002       $27.600    $22.500        $0.6375
Third Quarter Ended May 31, 2002           $29.000    $26.500        $0.6375
Second Quarter Ended February 28, 2002     $30.550    $25.510        $0.6375
First Quarter Ended November 30, 2001      $28.990    $24.650        $0.6375

(1) Distributions are shown in the quarter with respect to which they were declared. For each of the indicated quarters for which distributions have been made, an identical per unit cash distribution was paid on any Subordinated Units outstanding at such time.

DESCRIPTION OF UNITS

         As of September 30, 2003, there were approximately 16,800 individual Common Unitholders, which includes Common Units held in street name. Common Units and Class C Units represent limited partner interests in the Partnership that entitle the holders to the rights and privileges specified in the Heritage Propane Partners, L.P. Partnership Agreement (the "Partnership Agreement"). As of November 7, 2003, there were 18,028,029 Common Units representing, an aggregate 98% limited partner interest in the Partnership. Except as described below, the Common Units generally participate pro rata in Heritage's income, gains, losses, deductions, credits, and distributions. There are also 1,000,000 Class C Units outstanding that are entitled only to participate in distributions that Heritage may make that are attributable to amounts received by Heritage in connection with the SCANA litigation.

         No person is entitled to preemptive rights in respect of issuances of securities by the Partnership, except that U.S. Propane, the General Partner, has the right to purchase sufficient partnership securities to maintain its equity interest in the Partnership.

         Common Units. The Partnership's Common Units are registered under the Securities Exchange Act of 1934. Each holder of a Common Unit is entitled to one vote per unit on all matters presented to the Limited Partners for a vote. However, if at any time any person or group (other than the General Partner and its affiliates) owns beneficially 20% or more of all Common Units, any Common Units owned by that person or group may not be voted on any matter and are not considered to be outstanding when sending notices of a meeting of Unitholders (unless otherwise required by law), calculating required votes, determining the presence of a quorum or for other similar purposes under our Partnership Agreement. The Common Units are entitled to distributions of Available Cash as described below under "Cash Distribution Policy."

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

         Incentive Distribution Rights. Incentive distribution rights represent the contractual right to receive an increasing percentage of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution has been paid. Please read "--Cash Distribution Policy" below. The General Partner owns all of the incentive distribution rights, except that in conjunction with the August 2000 transaction with U.S. Propane, the Partnership issued 1,000,000 Class C Units to Heritage Holdings, its general partner at that time, in conversion of that portion of Heritage Holdings' incentive distribution rights that entitled it to receive any distribution made by the Partnership of funds attributable to the net amount received in connection with the settlement, judgment, award or other final nonappealable resolution of the SCANA litigation. Any amount payable on the Class C Units in the future will reduce the amount otherwise distributable to holders of incentive distribution rights at the time the distribution of such litigation proceeds is made and will not reduce the amount distributable to holders of Common Units. No payments to date have been made on the Class C Units.

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

         Heritage currently distributes Available Cash, excluding any Available Cash to be distributed to the Class C Unitholders, as follows:

     o First, 98% to all Unitholders, pro rata, and 2% to the General Partner, until all Unitholders have received $0.50 per unit for such quarter and prior quarters (the "minimum quarterly distribution");

     o Second, 98% to all Unitholders, pro rata, and 2% to the General Partner, until all Unitholders have received $0.55 per unit for such quarter (the "first target distribution");

     o Third, 85% to all Unitholders, pro rata, 13% to the holders of Incentive Distribution Rights, pro rata, and 2% to the General Partner, until all Common Unitholders have received at least $0.635 per unit for such quarter (the "second target distribution");

     o Fourth, 75% to all Unitholders, pro rata, 23% to the holders of Incentive Distribution Rights, pro rata, and 2% to the General Partner, until all Common Unitholders have received at least $0.825 per unit for such quarter; (the "third target distribution"); and

     o Fifth, thereafter 50% to all Unitholders, pro rata, 48% to the holders of Incentive Distribution Rights, pro rata, and 2% to the General Partner

         The total amount of distributions for the 2003 fiscal year on Common Units, the general partner interests and the Incentive Distribution Rights totaled $43.7 million, $0.9 million and $1.0 million, respectively. All such distributions were made from Available Cash from Operating Surplus.

CHANGES IN SECURITIES AND RECENT SALES OF UNREGISTERED SECURITIES

         A total of 2,500 Common Units were issued by the Partnership to a director and to a former director of Heritage that had previously been awarded under the terms of the Partnership's Restricted Unit Plan, and 66,118 restricted Common Units under the terms of the Partnership's Long Term Incentive Plan were issued by the Partnership to seven executive officers upon the attainment of the performance targets required for such awards. The foregoing units were not registered with the Securities and Exchange Commission and the Partnership relied on an exemption under section 4(2) of the Securities Act of 1933 for their issuance.

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

           Plan Category                       (a)                         (b)                         (c)
           -------------

Equity compensation plans approved
by security holders                            26,100                 (1) $946,125                     14,300

Equity compensation plans not
approved by security holders                        -                            -                    424,993
                                             --------                  -----------                    -------

Total (2)                                      26,100                     $946,125                    439,293
                                             ========                  ===========                    =======

(1) Valued as of November 7, 2003. Actual exercise price may differ depending on the Common Unit price on the date such units vest.

(2)  As of November 7, 2003.

ITEM 6. SELECTED HISTORICAL FINANCIAL AND OPERATING DATA


HERITAGE

         The following table sets forth, for the periods and as of the dates indicated, selected historical financial and operating data for Heritage Propane Partners, L.P. and its subsidiaries. Information presented represents financial and operating data prior to and following the transactions with U.S. Propane. Although the Partnership was the surviving entity for legal purposes, Peoples Gas following the transactions with U.S. Propane was the accounting acquirer. The years ended December 31, 1998 and 1999, and the eight-month period ended August 31, 1999 reflect the results of Peoples Gas on a stand-alone basis. The eight-month period ended August 31, 2000 was treated as a transition period, and represents seven months of Peoples Gas stand-alone and one month of Heritage. The years ended August 31, 2001, 2002 and 2003 reflect the results of the Partnership following the transactions with U.S. Propane. The selected historical financial and operating data should be read in conjunction with the financial statements of Heritage Propane Partners, L.P. included elsewhere in this report and "Management's Discussion and

Analysis of Financial Condition and Results of Operations" also included elsewhere in this report. The amounts in the table below, except per unit data, are in thousands.

HERITAGE PROPANE PARTNERS, L.P. (FORMERLY PEOPLES GAS):

                                              Years ended               Eight Months                     Years Ended
                                              December 31,            Ended August 31,                    August 31,
                                        -----------------------   -----------------------    ------------------------------------
                                           1998         1999         1999         2000          2001         2002         2003
                                        ----------   ----------   ----------   ----------    ----------   ----------   ----------
                                                                  (Unaudited)
Statements of Operating Data:
Revenues                                $   30,187   $   34,045   $   21,766   $   51,534    $  543,975   $  462,325   $  571,476
Gross profit (a)                            17,904       19,196       13,299       21,572       237,419      224,140      274,320
Depreciation and amortization                2,855        3,088        2,037        4,686        40,431       36,998       37,959
Operating income (loss)                      3,961        2,885        2,666         (714)       54,423       40,961       70,193
Interest expense                                --           --           --        2,409        35,567       37,341       35,740
Income (loss) before income taxes and
   minority interests                        3,483        2,895        2,677       (3,547)       20,524        5,476       33,041
Provision for income taxes                   1,412        1,127        1,035          379            --           --        1,023
Net income (loss)                            2,071        1,768        1,642       (3,846)       19,710        4,902       31,142
Net income (loss) per unit (b)                1.19         1.02         0.94        (0.37)         1.43         0.25         1.79
Cash dividends/distributions per unit         1.13         1.30         1.30         0.87          2.38         2.55         2.56


                                           As of December 31,                            As of August 31,
                                        -----------------------   --------------------------------------------------------------
                                           1998         1999         1999         2000         2001         2002         2003
                                        ----------   ----------   ----------   ----------   ----------   ----------   ----------
                                                                               (Unaudited)
Balance Sheet Data
Current assets                          $    4,310   $    6,643   $    4,326   $   84,869   $  138,263   $   95,387   $   94,138
Total assets                                37,206       43,724       39,481      615,779      758,167      717,264      738,839
Current liabilities                         13,671       19,636       15,716      102,212      127,655      122,069      151,027
Long-term debt                                  --           --           --      361,990      423,748      420,021      360,762
Minority interests                              --           --           --        4,821        5,350        3,564        4,002
Partners' capital - general
 partner (b)                                    39           37           37          939        1,875        1,585        2,190
Partners' capital - limited
 partners (b)                               15,557       15,070       14,944      145,817      206,080      173,677      221,207

                                            Years ended            Eight Months Ended
                                            December 31,                August 31,                  Years ended August 31,
                                     ------------------------    -----------------------    --------------------------------------
                                        1998          1999          1999         2000          2001          2002          2003
                                     ----------    ----------    ----------   ----------    ----------    ----------    ----------
Operating Data (unaudited):
EBITDA, as adjusted (c)              $    6,816    $    5,973    $    4,703   $    4,507    $   97,444    $   81,536    $  110,963
Cash flows from operating
   activities                             9,219         9,353            --       14,508        28,056        65,453        95,199
Cash flows from investing
   activities                            (7,047)       (7,191)           --     (183,037)     (122,313)      (33,417)      (48,389)
Cash flows from financing
   activities                            (2,317)       (2,257)           --      173,353        95,038       (33,071)      (44,289)
Capital expenditures (d)
   Maintenance and growth                 5,328         6,176         2,544        3,559        23,854        27,072        27,294
   Acquisition                            1,719         1,015         1,015      177,067        94,860        19,742        24,956
Retail gallons sold                      30,921        33,608        22,118       38,268       330,242       329,574       375,939

(a) Gross profit is computed by reducing total revenues by the direct cost of the products sold.

(b) Net income (loss) per unit is computed by dividing the limited partner's interest in net income (loss) by the weighted average number of units outstanding. Although equity accounts of Peoples Gas survive the merger, Heritage's partnership structure and partnership units survive. Accordingly, the equity accounts of Peoples Gas have been restated based on general partner interest and Common Units received by Peoples Gas in the merger.

(c) EBITDA, as adjusted is defined as the Partnership's earnings before interest, taxes, depreciation, amortization and other non-cash items, such as compensation charges for unit issuances to employees, gain or loss on disposal of assets, and other expenses. We present EBITDA, as adjusted, on a Partnership basis which includes both the general and limited partner interests. Non-cash compensation expense represents charges for the value of the Common Units awarded under the Partnership's compensation plans that have not yet vested under the terms of those plans and are charges which do not, or will not, require cash settlement. Non-cash income such as the gain arising from our disposal of assets is not included when determining EBITDA, as adjusted. EBITDA, as adjusted (i) is not a measure of performance calculated in accordance with generally accepted accounting principles and (ii) should not be considered in isolation or as a substitute for net income, income from operations or cash flow as reflected in our consolidated financial statements.

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

(d) Capital expenditures fall generally into three categories: (i) maintenance capital expenditures of approximately $15.1 and $12.8 million in fiscal years 2003, and 2002, respectively, which include expenditures for repairs that extend the life of the assets and replacement of property, plant and equipment, (ii) growth capital expenditures, which include expenditures for purchase of new propane tanks and other equipment to facilitate retail customer base expansion, and (iii) acquisition expenditures which include expenditures related to the acquisition of retail propane operations and other business, and the portion of the purchase price allocated to intangibles associated with such acquired businesses.

RECONCILIATION OF EBITDA, AS ADJUSTED, TO NET INCOME

The following tables set forth the reconciliation of EBITDA, as adjusted, to net income of Heritage Propane Partners, L.P. for the periods indicated:

                                           Years ended            Eight Months Ended
In thousands                               December 31,               August 31,                   Years ended August 31,
                                    -----------------------    ------------------------    --------------------------------------
                                       1998         1999          1999          2000          2001          2002          2003
                                    ----------   ----------    ----------    ----------    ----------    ----------    ----------
NET INCOME RECONCILIATION
Net income (loss)                   $    2,071   $    1,768    $    1,642    $   (3,846)   $   19,710    $    4,902    $   31,142
Depreciation and amortization            2,855        3,088         2,037         4,686        40,431        36,998        37,959
Interest                                    --           --            --         2,409        35,567        37,341        35,740
Taxes                                    1,412        1,127         1,035           379            --            --         1,023
Non-cash compensation expense               --           --            --           549         1,079         1,878         1,159
Other expenses                             478          (10)          (11)          478           394           294         3,213
Depreciation, amortization, and
   interest and taxes of investee           --           --            --            73           792           743           901
Minority interest in the
   Operating Partnership                    --           --            --          (100)          283           192           256
Less:  Gain on disposal of assets           --           --            --          (121)         (812)         (812)         (430)
                                    ----------   ----------    ----------    ----------    ----------    ----------    ----------
EBITDA, as adjusted (a)             $    6,816   $    5,973    $    4,703    $    4,507    $   97,444    $   81,536    $  110,963
                                    ==========   ==========    ==========    ==========    ==========    ==========    ==========


(a) Please read footnote (c) under "Item 6. Selected Historical Financial and Operating Data - Heritage Propane Partners L.P. (formerly Peoples
         Gas)" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Description of Indebtedness" for a more detailed discussion of EBITDA, as adjusted.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following is a discussion of the historical financial condition and results of operations of Heritage Propane Partners, L.P. and its subsidiaries, and should be read in conjunction with the Partnership's historical consolidated financial statements and Notes thereto included elsewhere in this annual report on Form 10-K.

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

         ACTUAL RESULTS MAY DIFFER MATERIALLY FROM ANY RESULTS PROJECTED, FORECASTED, ESTIMATED OR EXPRESSED IN FORWARD-LOOKING STATEMENTS SINCE MANY OF THE FACTORS THAT DETERMINE THESE RESULTS ARE SUBJECT TO UNCERTAINTIES AND RISKS, DIFFICULT TO PREDICT, AND BEYOND MANAGEMENT'S CONTROL. SUCH FACTORS INCLUDE:

         o THE GENERAL ECONOMIC CONDITIONS IN THE UNITED STATES OF AMERICA AS WELL AS THE GENERAL ECONOMIC CONDITIONS AND CURRENCIES IN FOREIGN COUNTRIES;

         o    THE POLITICAL AND ECONOMIC STABILITY OF PETROLEUM PRODUCING
              NATIONS;

         o    THE EFFECT OF WEATHER CONDITIONS ON DEMAND FOR PROPANE;

         o THE EFFECTIVENESS OF RISK-MANAGEMENT POLICIES AND PROCEDURES AND THE ABILITY OF HERITAGE'S LIQUIDS MARKETING COUNTERPARTIES TO SATISFY THEIR FINANCIAL COMMITMENTS;

         o ENERGY PRICES GENERALLY AND SPECIFICALLY, AND THE PRICE OF PROPANE TO THE CONSUMER COMPARED TO THE PRICE OF ALTERNATIVE AND COMPETING FUELS;

         o THE GENERAL LEVEL OF PETROLEUM PRODUCT DEMAND AND THE AVAILABILITY AND PRICE OF PROPANE SUPPLIES;

         o HERITAGE'S ABILITY TO OBTAIN ADEQUATE SUPPLIES OF PROPANE FOR RETAIL SALE IN THE EVENT OF AN INTERRUPTION IN SUPPLY OR TRANSPORTATION AND THE AVAILABILITY OF CAPACITY TO TRANSPORT PROPANE TO MARKET AREAS;

         o HAZARDS OR OPERATING RISKS INCIDENTAL TO TRANSPORTING, STORING AND DISTRIBUTING PROPANE THAT MAY NOT BE FULLY COVERED BY INSURANCE;

         o THE MATURITY OF THE PROPANE INDUSTRY AND COMPETITION FROM OTHER PROPANE DISTRIBUTORS;

         o    ENERGY EFFICIENCIES AND TECHNOLOGICAL TRENDS;

         o    LOSS OF KEY PERSONNEL;

         o THE AVAILABILITY AND COST OF CAPITAL AND HERITAGE'S ABILITY TO ACCESS CERTAIN CAPITAL SOURCES;

         o CHANGES IN LAWS AND REGULATIONS TO WHICH WE ARE SUBJECT, INCLUDING TAX, ENVIRONMENTAL, TRANSPORTATION AND EMPLOYMENT REGULATIONS;

         o    THE COSTS AND EFFECTS OF LEGAL AND ADMINISTRATIVE PROCEEDINGS;
              AND

         o HERITAGE'S ABILITY TO SUCCESSFULLY IDENTIFY AND CONSUMMATE STRATEGIC ACQUISITIONS AT PURCHASE PRICES THAT ARE ACCRETIVE TO HERITAGE'S FINANCIAL RESULTS.

GENERAL

         The retail propane business is a "margin-based" business in which gross profits depend on the excess of sales price over propane supply costs. The market price of propane is often subject to volatile changes as a result of supply or other market conditions over which Heritage will have no control. Product supply contracts are typically one-year agreements subject to annual renewal and generally provide for pricing in accordance with posted prices at the time of delivery or the current prices established at major delivery or storage points. In addition, some contracts include a pricing formula that typically is based on these market prices. Most of these agreements provide maximum and minimum seasonal purchase guidelines. The number of contracts entered into may vary from year to year. Since rapid increases in the wholesale cost of propane may not be immediately passed on to retail customers, such increases could reduce gross profits. Heritage generally has attempted to reduce price risk by purchasing propane on a short-term basis. Heritage has on occasion purchased significant volumes of propane during periods of low demand, which generally occur during the summer months, at the then current market price, for storage both at its customer service locations and in major storage facilities for future resale.

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

         Heritage's propane distribution business is largely seasonal and dependent upon weather conditions in its service areas. Propane sales to residential and commercial customers are affected by winter heating season requirements. Historically, approximately two-thirds of Heritage's retail propane volume and in excess of 80% of Heritage's EBITDA, as adjusted, is attributable to sales during the six-month peak-heating season of October through March. This generally results in higher operating revenues and net income during the period from October through March of each year and lower operating revenues, and, in some cases, net losses or lower net income during the period from April through September of each year. Consequently, sales and operating profits are concentrated in the first and second fiscal quarters, while cash flow from operations is generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the six-month peak-heating season. Sales to industrial and agricultural customers are much less weather sensitive.

         A substantial portion of Heritage's propane is used in the heating-sensitive residential and commercial markets resulting in the temperatures realized in Heritage's areas of operations, particularly during the six-month peak-heating season, having a significant effect on its financial performance. In any given area, sustained warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use. Heritage uses information based on normal temperatures in understanding how temperatures that are colder or warmer than normal affect historical results of operations and in preparing forecasts of future operations.

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

         On November 6, 2003, Heritage publicly announced that it had entered into agreements to acquire Energy Transfer Company, a company engaged in the midstream natural gas business. Upon consummation of the transactions contemplated by such agreements, Heritage will operate the midstream business of Energy Transfer Company in conjunction with its retail propane operations.

         The following is a discussion of the historical financial condition and results of operations of Heritage Propane Partners, L.P. and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this annual report on Form 10-K.

ANALYSIS OF HISTORICAL RESULTS OF OPERATIONS - HERITAGE PROPANE PARTNERS, L.P.

        Amounts discussed below reflect 100% of the results of MP Energy Partnership. MP Energy Partnership is a general partnership in which Heritage owns a 60% interest. Because MP Energy Partnership is primarily engaged in lower-margin wholesale distribution, its contribution to Heritage's net income is not significant and the minority interest of this partnership not owned by Heritage is excluded from the EBITDA, as adjusted, calculation. All other financial information and operating data included in management's discussion and analysis of financial condition and results of operations includes references to the foreign wholesale results of MP Energy Partnership.

FISCAL YEAR ENDED AUGUST 31, 2003 COMPARED TO THE FISCAL YEAR ENDED AUGUST 31, 2002

         Volume. Total retail gallons sold in fiscal year 2003 were 375.9 million, an increase of 46.3 million from the 329.6 million gallons sold in fiscal year 2002. Of the increase in volume, approximately 6.0 million gallons was attributable to the volume added through acquisitions and approximately 40.3 million gallons was attributable to more favorable weather conditions in 2003 in some of Heritage's areas of operations, offset by warmer than normal weather conditions in other areas of operations.

         Heritage sold approximately 74.3 million wholesale gallons during fiscal year 2003 of which 15.3 million were domestic wholesale and 59.0 million were foreign wholesale. In fiscal year 2002, Heritage sold 16.8 million domestic wholesale gallons and 65.3 million foreign wholesale gallons. The 6.3 million gallon decrease in foreign wholesale volumes of MP Energy Partnership was primarily due to an exchange contract that was in effect during fiscal year 2002, which was not economical to renew during fiscal year 2003.

         Revenues. Total revenues for fiscal year 2003 were $571.4 million, an increase of $109.1 million, as compared to $462.3 million in fiscal year 2002. Retail revenues for fiscal year 2003 were $463.4 million as compared to $365.3 million for fiscal year 2002, an increase of $98.1 million, of which $40.9 million was primarily due to higher selling prices, and $49.8 million was primarily due to the increase in gallons sold as a result of colder weather conditions, and $7.4 million was due to the increase in gallons sold by customer service locations added through acquisitions. Selling prices in all the reportable segments increased from last year in response to higher supply costs. Domestic wholesale revenues increased $0.7 million to $10.7 million, due to an increase of approximately $1.7 million related to higher selling prices, offset by a decrease of approximately $1.0 million related to a decrease in gallons sold. Foreign wholesale revenues were $36.6 million for fiscal year 2003 as compared to $31.2 million for fiscal year 2002, an increase of $5.4 million primarily due to an approximate $9.3 million increase related to higher selling prices offset by an approximate $3.9 million related to decreased volumes as described above. Net liquids marketing revenues increased from $0.5 million in fiscal year 2002 to $1.3 million in fiscal year 2003, primarily due to more favorable movement in product prices in the current fiscal year. Other domestic revenues increased by $4.1 million to $59.4 million for fiscal year 2003, compared to $55.3 million for fiscal year ended 2002 primarily as a result of acquisitions.

         Cost of Products Sold. Total cost of sales increased $58.9 million to $297.1 million as compared to $238.2 million for fiscal year 2002. Retail fuel cost of sales increased $51.7 million to $236.3 million for fiscal year 2003, of which approximately $29.1 million was due to increased volumes, and approximately $22.6 million was due to higher supply costs. U.S. wholesale cost of sales decreased $0.1 million to $9.6 million. Foreign wholesale cost of sales increased $4.7 million to $34.0 million, of which approximately $8.4 million was due to increased product costs this fiscal year, offset by an approximate decrease of $3.7 million attributable to the decreased volumes described above. Other cost of sales increased $2.6 million to $17.2 million for fiscal year 2003 primarily due to acquisitions.

         Gross Profit. Total gross profit increased to $274.3 million in fiscal year 2003 as compared to $224.1 million in fiscal year 2002, due to the aforementioned increases in volumes and revenues described above, and the results of acquisitions, offset in part by the increases in product costs. For fiscal year 2003, retail fuel gross profit was $227.1 million, domestic wholesale fuel gross profit was $1.1 million, liquids marketing gross profit was $1.3 million, other gross profit was $42.2 million, and foreign wholesale gross profit was $2.6 million. As a comparison, for fiscal year 2002, Heritage recorded retail fuel gross profit of $180.7 million, domestic wholesale fuel gross profit of $0.3 million, liquids marketing gross profit of $0.5 million, other gross profit of $40.6 million, and foreign wholesale gross profit of $2.0 million.

         Operating Expenses. Operating expenses were $152.1 million for fiscal year 2003 as compared to $133.2 million for fiscal year 2002. The increase of $18.9 million is primarily the result of $6.8 million of additional operating expenses incurred for employee wages and benefits related to the growth of Heritage from acquisitions made during fiscal year 2002, an increase of $5.5 million in the performance-based compensation plan expense due to higher operating performance, an increase of approximately $5.5 million in operating expenses in certain areas of the Partnership's operations due to acquisitions and to accommodate increased winter demand, and industry-wide increases in business insurance costs of $1.1 million.

         Selling, General and Administrative. Selling, general and administrative expenses were $14.0 million for fiscal year 2003 as compared to $13.0 million for fiscal year 2002. This increase is primarily related to the performance-based compensation plan expense in 2003 that was not incurred in 2002, offset by a $0.7 million decrease in deferred compensation expense related to the adoption of FASB Statement No. 123 Accounting for Stock-Based Compensation (SFAS 123).

         Depreciation and Amortization. Depreciation and amortization for fiscal year 2003 was $37.9 million, an increase of $0.9 million as compared to $37.0 million in fiscal year 2002. The increase is attributable to current year acquisitions.

         Operating Income. Heritage reported operating income of $70.2 million in fiscal year 2003 as compared to the operating income of $41.0 million for fiscal year 2002. This increase is a combination of increased gross profit and a $0.7 million increase due to the adoption of SFAS 123, offset by increased operating expenses described above.

         Interest Expense. Interest expense for fiscal year 2003 was $35.7 million, a decrease of $1.6 million as compared to $37.3 million in fiscal year 2002. The decrease was primarily attributable to the retirement of a portion of outstanding debt during the year.

         Other Expense. Other expense for fiscal year 2003 was $3.2 million, an increase of $2.9 million as compared to $0.3 million in fiscal year 2002. The increase was primarily attributable to the reclassification into earnings of a $2.8 million loss on marketable securities in fiscal year 2003 that was previously recorded as accumulated other comprehensive loss on the balance sheet.

         Taxes. Taxes for the year ended August 31, 2003 were $1.0 million due to the tax expense incurred by Heritage's corporate subsidiaries and other franchise taxes owed. Of the $1.0 million increase, $0.3 million was incurred in connection with the liquidation of Guilford Gas Service, Inc. during the fiscal year ended August 31, 2003. There was no tax expense for these subsidiaries for the year ended August 31, 2002.

        Net Income. Heritage reported net income of $31.1 million, or $1.79 per limited partner unit, for fiscal year 2003, an increase of $26.2 million from net income of $4.9 million for fiscal year 2002. The increase is primarily the result of the increase in operating income, which includes a $0.7 million decrease in expenses due to the adoption of SFAS 123, partially offset by the increase in other expenses and taxes described above.

        EBITDA, as adjusted. EBITDA, as adjusted, increased $29.5 million to $111.0 million for fiscal year 2003, as compared to EBITDA, as adjusted, of $81.5 million for fiscal year 2002. This increase is due to the operating conditions described above and is a record level of EBITDA, as adjusted, for the fiscal year results of Heritage. Please read footnote (c) under "Item 6. Selected Historical Financial and Operating Data - Heritage Propane Partners, L.P. (formerly Peoples Gas)" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Description of Indebtedness" for a more detailed discussion of EBITDA, as adjusted.

FISCAL YEAR ENDED AUGUST 31, 2002 COMPARED TO THE FISCAL YEAR ENDED AUGUST 31, 2001

         Volume. Total retail gallons sold in fiscal year 2002 were 329.6 million, a decrease of 0.6 million from the 330.2 million gallons sold in fiscal year 2001. This decrease resulted from an approximate 36.2 million gallon reduction in gallons sold primarily due to the significantly warmer than normal weather in fiscal year 2002, offset by an approximate 35.6 million gallon increase realized from acquisitions that were not included in the year ended August 31, 2001. Temperatures in the Partnership's area of operations were an average of 10% warmer in 2002 than in 2001 and 12% warmer than normal.

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

         Revenues. Total revenues for fiscal year 2002 were $462.3 million, a decrease of $81.6 million, as compared to $543.9 million in fiscal year 2001. Retail revenues for fiscal year 2002 were $365.3 million as compared to $440.5 million for fiscal year 2001, a decrease of $75.2 million, of which $74.5 million was primarily due to lower selling prices and $40.2 million was primarily due to the decrease in gallons sold as a result of warmer weather conditions, offset by an approximate $39.5 million increase due to gallons added through acquisitions. Selling prices in all the reportable segments decreased from last year in response to lower supply costs. Domestic wholesale revenues increased $0.1 million to $10.0 million, due to an increase of approximately $6.0 million in acquisition related volumes, offset by decreases of approximately $2.3 million due to lower selling prices and approximately $3.6 million related to a decrease in gallons sold as a result of the warmer weather conditions in fiscal year 2002 as compared to fiscal year 2001. Foreign wholesale revenues were $31.2 million for fiscal year 2002 as compared to $50.0 million for fiscal year 2001, a decrease of $18.8 million primarily due to a combination of an approximate $11.3 million in decreased volumes due to warmer weather and an approximate $7.5 million decrease related to lower selling prices. Net liquids marketing revenues decreased from $0.8 million in fiscal year 2001 to $0.5 million in fiscal year 2002, primarily due to an overall reduction in the number of contracts entered into during fiscal year 2002 and lower commodity prices as compared to fiscal year 2001. Other domestic revenues increased by $12.6 million to $55.3 for fiscal year 2002, compared to $42.7 million for fiscal year ended 2001 as a result of acquisitions and an increase in other service fees that are not weather sensitive.

         Cost of Products Sold. Total cost of sales decreased $68.4 million to $238.2 million as compared to $306.6 million for fiscal year 2001. Retail fuel cost of sales decreased $53.5 million to $184.6 million for fiscal year 2002, due to decreases in the cost of propane as compared to fiscal year 2001. Although the market price for propane for the year ended August 31, 2002 was well below the price for the year ended August 31, 2001, the average cost per gallon sold for fiscal year 2002 was negatively impacted by the higher cost of pre-bought inventory that was absorbed into cost of sales throughout the year ended August 31, 2002. U. S. wholesale cost of sales increased $0.6 million due to an increase of approximately $2.3 million as a result of acquisition volumes offset by an approximate $1.7 million decrease due to lower cost of propane. Foreign wholesale cost of sales decreased $18.7 million of which approximately $10.6 million was due to decreased product costs in fiscal year 2002 and approximately $ 8.1 million was due to decreased volumes described above. Other cost of sales increased $3.2 million to $14.6 million for fiscal year 2002 primarily due to acquisitions.

         Gross Profit. Total gross profit decreased to $224.1 million in fiscal year 2002 as compared to $237.4 million in fiscal year 2001, due to the aforementioned decreases in volumes and revenues described above, offset in part by the decreases in product costs and the results of acquisitions. For fiscal year 2002, retail fuel gross profit was $180.7 million, domestic wholesale fuel gross profit was $0.3 million, liquids marketing gross profit was $0.5 million, other gross profit was $40.6 million, and foreign wholesale gross profit was $2.0.million. As a comparison, for fiscal year 2001, Heritage recorded retail fuel gross profit of $202.4 million, domestic wholesale fuel gross profit was $0.8 million, liquids marketing gross profit was $1.5 million, other gross profit was $30.7 million, and foreign wholesale gross profit was $2.0 million for a total gross profit of $237.4 million.

         Operating Expenses. Operating expenses were $133.2 million for fiscal year 2002 as compared to $126.8 million for fiscal year 2001. The increase of $6.4 million is primarily the result of $10.8 million of additional operating expenses incurred for employee wages and benefits related to the growth of Heritage from acquisitions since the fiscal year ended August 31, 2001, offset by a $4.4 million decrease in the short-term incentive compensation plan expense and cost reduction efforts initiated to address the decreased operating income encountered during the unusually warm winter of fiscal year 2002.

         Selling, General and Administrative. Selling, general and administrative expenses were $13.0 million for fiscal year 2002 as compared to $15.7 million for fiscal year 2001. This decrease is primarily attributable to the additional expenses incurred in fiscal year 2001 related to the executive short-term incentive compensation plan that did not reoccur during fiscal year 2002.

         Depreciation and Amortization. Depreciation and amortization for fiscal year 2002 was $37.0 million, a decrease of $3.4 million as compared to $40.4 million in fiscal year 2001. The decrease is primarily attributable to the adoption of FASB Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142") on September 1, 2001, which resulted in goodwill no longer being amortized. The adoption of SFAS 142 resulted in $5.7 million less amortization expense for the year ended August 31, 2002 because of the impact on the amortization of goodwill. Goodwill amortization totaled $4.9 million for the year ended August 31, 2001. This decrease was offset by increased depreciation related to property, plant and equipment, and intangible assets from the businesses acquired during fiscal year 2002.

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

        Net Income. Heritage reported net income of $4.9 million, or $0.25 per limited partner unit, for fiscal year 2002, a decrease of $14.8 million from net income of $19.7 million for fiscal year 2001. This reduction is primarily due to the decreased operating income described above, and a $1.7 million increase in interest expense, offset by a decrease in minority interest expense due to decreased net income, a decrease in other expenses, and an increase in earnings from affiliates.

        EBITDA, as adjusted. EBITDA, as adjusted, decreased $15.9 million to $81.5 million for fiscal year 2002, as compared to EBITDA, as adjusted, of $97.4 million for fiscal year 2001. This decrease is related to the decrease in gross margin realized during the year ended August 31, 2002 as compared to the year ended August 31, 2001, resulting in reduced operating income. Please read footnote (c) under "Item 6. Selected Historical Financial and Operating Data - Heritage Propane Partners, L.P. (formerly Peoples Gas)" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Description of Indebtedness" for a more detailed discussion of EBITDA, as adjusted.

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

         b) growth capital expenditures, mainly for customer tanks, will be financed by the revolving acquisition line of credit; and

         c) acquisition capital expenditures will be financed by the revolving acquisition line of credit, other lines of credit, long-term debt, the issuance of additional Common Units or a combination thereof.

         Cash Flows

         Operating Activities. Cash provided by operating activities for fiscal year 2003 was $95.2 million as compared to cash provided by operating activities of $65.4 million for fiscal year 2002. The net cash provided from operations of $95.2 million for fiscal year 2003 consisted of net income of $31.1 million and non-cash charges of $43.2 million, primarily depreciation and amortization, and a decrease in working capital items of $20.9 million.

         Investing Activities. Heritage completed six acquisitions during fiscal year 2003 investing $24.9 million, net of cash received. This capital expenditure amount is reflected in the cash used in investing activities of $48.4 million along with $15.1 million invested for maintenance needed to sustain operations at current levels and $12.2 million for customer tanks and other expenditures to support growth of operations. Investing activities also includes proceeds from the sale of property of $3.8 million.

         Financing Activities. Cash used in financing activities of $44.3 million during fiscal year 2003, was primarily a net decrease in short-term debt of $3.5 million, a net decrease in long-term debt of $42.1 million, and $43.4 million of cash distributions paid to Unitholders and the General Partner, offset by $44.5 million of net proceeds from the issuance of Common Units, and $0.2 million contributed by the General Partner to maintain its general partner interest in the Partnership.

         Financing and Sources of Liquidity

         Heritage has a Bank Credit Facility with various financial institutions, which includes a Working Capital Facility, providing for up to $65.0 million of borrowings to be used for working capital and other general partnership purposes, and an Acquisition Facility, providing for up to $50.0 million of borrowings to be used for acquisitions and improvements. The Working Capital Facility expires June 30, 2004 and the Acquisition Facility expires December 31, 2003, at which time the outstanding balance on the Acquisition Facility will convert to a term loan payable in quarterly installments with a final maturity of June 30, 2006. The weighted average interest rate was 2.49125% for the amounts outstanding at August 31, 2003 on both the Working Capital Facility and the Acquisition Facility. At August 31, 2003, there was $38.3 million available for borrowing on the Working Capital Facility and $25.3 million available on the Acquisition Facility. See Note 4 - "Working Capital Facility and Long-Term Debt" to the Consolidated Financial Statements beginning on Page F-1 of this report.

         Upon consummation of the transactions announced on November 6, 2003, Heritage expects to maintain separate sources of financing for potential acquisitions or other expansion of Energy Transfer Company's midstream operations, including a separate revolving credit facility. Consummation of the transaction is conditioned upon Heritage's obtaining sufficient financing to complete the transactions. Heritage may acquire financing to fund its acquisition of La Grange through a combination of equity and debt financing. The debt financings may take the form of bank debt, a private debt placement with institutional investors, a public debt offering, or a combination of one or more of the foregoing. Heritage's current Bank Credit Facility described above will be used only in conjunction with Heritage's retail propane operations.

         The Partnership uses its cash provided by operating and financing activities to provide distributions to Unitholders and to fund acquisition, maintenance and growth capital expenditures. Acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and intangibles associated with such acquired businesses, were $24.9 million for the fiscal year ended August 31, 2003 as compared to $19.7 million for fiscal year 2002. In addition to the $24.9 million of cash expended for acquisitions during fiscal year 2003, $15.0 million of Common Units and $0.9 million for notes payable on non-compete agreements were issued and $1.0 million in liabilities were assumed in connection with certain acquisitions. In comparison, in addition to the $19.7 million of cash expended for acquisitions during the fiscal year ended August 31, 2002, $2.7 million for notes payable on non-compete agreements were issued in connection with acquisitions.

         Under the Partnership Agreement, the Partnership will distribute to the General Partner and its Limited Partners, 45 days after the end of each fiscal quarter, an amount equal to all of its Available Cash for such quarter. Available Cash generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves established by the General Partner in its reasonable discretion that is necessary or appropriate to provide for future cash requirements. The Partnership's commitment to its Unitholders is to distribute the increase in its cash flow while maintaining prudent reserves for the Partnership's operations. The distribution was $0.6375 per unit ($2.55 annually) for each of the quarters ended February 28, 2002 through and including May 31, 2003. Heritage raised the quarterly distribution $0.0125 per unit for the quarter ended August 31, 2003, to $0.65 per unit ($2.60 annually). The current distribution level includes incentive distributions payable to the General Partner to the extent the quarterly distribution exceeds $0.55 per unit ($2.20 annually).

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

DESCRIPTION OF INDEBTEDNESS

         In connection with its initial public offering, on June 25, 1996, Heritage entered into a Note Purchase Agreement whereby Heritage issued $120 million principal amount of 8.55% Senior Secured Notes (the "Notes") with institutional investors. Interest is payable semi-annually in arrears on each December 31 and June 30. The Notes have a final maturity of June 30, 2011, with ten equal mandatory repayments of principal, which began on June 30, 2002. At August 31, 2003, $96 million of principal debt was outstanding under the Senior Secured Notes.

         On November 19, 1997, Heritage entered into a Note Purchase Agreement ("Medium Term Note Program") that provided for the issuance of up to $100 million of senior secured promissory notes if certain conditions were met. An initial placement of $32 million (Series A and B), at an average interest rate of 7.23% with an average 10-year maturity, was completed at the closing of the Medium Term Note Program. Interest is payable semi-annually in arrears on each November 19 and May 19. An additional placement of $15 million (Series C, D and
E), at an average interest rate of 6.59% with an average 12-year maturity, was completed in March 1998. Interest is payable on Series C and D semi-annually in arrears on each September 13 and March 13. The proceeds of the placements were used to refinance amounts outstanding under the Acquisition Facility. No future placements are permitted under the unused portion of the Medium Term Note Program. During the fiscal year ended August 31, 2003, Heritage used $3.9 million and $5.0 million of the proceeds from the issuance of 1,610,000 of Common Units to retire the balance of the Series D and Series E Senior Secured Notes, respectively. At August 31, 2003, $34.1 million of principal debt was outstanding under the Medium Term Note Program.

         On August 10, 2000, Heritage entered into a Note Purchase Agreement ("Senior Secured Promissory Notes") that provided for the issuance of up to $250 million of fixed rate senior secured promissory notes if certain conditions were met. An initial placement of $180 million (Series A through F) at an average rate of 8.66% with an average 13-year maturity, was completed in conjunction with the merger with U.S. Propane. Interest is payable quarterly. The proceeds were used to finance the transaction with U.S. Propane and retire a portion of existing debt. On May 24, 2001, Heritage issued an additional $70 million (Series G through I) of the Senior Secured Promissory Notes to a group of institutional lenders with 7-, 12- and 15-year maturities and an average coupon rate of 7.66%. Heritage used the net proceeds from the Senior Secured Promissory Notes to repay the balance outstanding under the Acquisition Facility and to reduce other debt. Interest is payable quarterly. During the fiscal year ended August 31, 2003, Heritage used $7.5 million and $19.5 million of the proceeds from the issuance of 1,610,000 of Common Units to retire a portion of the Series G and Series H Senior Secured Promissory Notes, respectively. At August 31, 2003, $223 million of principal debt was outstanding under the Senior Secured Promissory Notes.

         The Note Agreements for each of the Senior Secured Notes, Medium Term Note Program and Senior Secured Promissory Notes, and the Bank Credit Facility contain customary restrictive covenants applicable to the Operating Partnership, including limitations on the level of additional indebtedness, creation of liens, and sale of assets. These covenants require the Operating Partnership to maintain ratios of Consolidated Funded Indebtedness to Consolidated EBITDA (as these terms are similarly defined in the Bank Credit Facility and the Note Agreements) of not more than 5.00 to 1 for the Bank Credit Facility and not more than 5.25 to 1 for the Note Agreements and Consolidated EBITDA to Consolidated Interest Expense (as these terms are similarly defined in the Bank Credit Facility and the Note Agreements) of not less than 2.25 to 1. The Consolidated EBITDA used to determine these ratios is calculated in accordance with these debt agreements. For purposes of calculating the ratios under the Bank Credit Facility and the Note Agreements, Consolidated EBITDA is based upon Heritage's EBITDA, as adjusted, during the most recent four quarterly periods and modified to give pro forma effect for acquisitions and divestures made during the test period, and is compared to Consolidated Funded Indebtedness as of the test date and the Consolidated Interest Expense for the most recent twelve months. The debt agreements also provide that the Operating Partnership may declare, make, or incur a liability to make, a restricted payment during each fiscal quarter, if: (a) the amount of such restricted payment, together with all other restricted payments during such quarter, do not exceed Available Cash with respect to the immediately preceding quarter; and (b) no default or event of default exists before such restricted payment and after giving effect thereto. The debt agreements further provide that Available Cash is required to reflect a reserve equal to 50% of the interest to be paid on the notes. In addition, in the third, second and first quarters preceding a quarter in which a scheduled principal payment is to be made on the notes, Available Cash is required to reflect a reserve equal to 25%, 50%, and 75%, respectively, of the principal amount to be repaid on such payment dates.

         Failure to comply with the various restrictive and affirmative covenants of the Operating Partnership's Bank Credit Facility and the Note Agreements could negatively impact the Operating Partnership's ability to incur additional debt and Heritage's ability to pay distributions. The Operating Partnership is required to measure these financial tests and covenants quarterly and was in compliance or had no continuing defaults with all financial requirements, tests, limitations, and covenants related to financial ratios under the Senior Secured Notes, Medium Term Note Program, Senior Secured Promissory Notes, and the Bank Credit Facility at August 31, 2003.

The following table summarizes our long-term debt and other contractual obligations as of August 31, 2003:

In thousands                                      Payments Due by Period
                              --------------------------------------------------------------
                                            Less Than                              More Than
Contractual Obligations          Total       1 Year      1-3 Years    3-5 Years     5 Years
-----------------------       ----------   ----------   ----------   ----------   ----------

Long-term debt                $  399,071   $   38,309   $   88,762   $   83,737   $  188,263
Operating lease obligations        8,856        2,916        3,231        1,863          846
                              ----------   ----------   ----------   ----------   ----------

Totals                        $  407,927   $   41,225   $   91,993   $   85,600   $  189,109
                              ==========   ==========   ==========   ==========   ==========

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

         In January of 2003, the FASB issued Financial Interpretation No. 46 Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51 (FIN 46). FIN 46 clarifies Accounting Research Bulletin No. 51, Consolidated Financial Statements. If certain conditions are met, this interpretation requires the primary beneficiary to consolidate certain variable interest entities in which equity investors lack the characteristics of a controlling interest or do not have sufficient equity investment at risk to permit the variable interest entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interest entities acquired before February 1, 2003, the interpretation is effective for the first fiscal year or interim period beginning after June 15, 2003. Management does not believe FIN 46 will have a significant impact on Heritage's financial position or results of operations.

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

         Marketable Securities. Heritage has marketable securities that are classified as available-for-sale. Unrealized holding losses occur as a result of declines in the market value of the Partnership's holdings. The fair market value of the Partnership's holdings is determined based upon the market price of the securities, which are publicly traded securities. Based on the performance of the securities over the preceding nine-month period, Heritage reviews the fair market value to determine if an other-than temporary impairment should be recorded.

         Long-Lived Assets. Heritage reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Heritage performs this review by considering if the carrying values of the assets exceed the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If such a review should indicate that the carrying amount of long-lived assets is not recoverable, Heritage reduces the carrying amount of such assets to fair value. Heritage has never recorded an impairment as a result of this review.

         Stock Based Compensation Plans. Heritage accounts for its stock compensation plans following the fair value recognition method. Heritage adopted this accounting method on a prospective basis beginning on September 1, 2002 for all stock based compensation granted to date by Heritage. This method was adopted as Heritage believes it is the preferable method of accounting for stock based compensation. Please see the caption "Stock Based Compensation Plans" in
Note 2 - "Summary of Significant Accounting Policies and Balance Sheet Detail" to the Consolidated Financial Statements beginning on page F-1 of this report for additional information about this adoption and a comparison to amounts recorded in prior periods.

         Depreciation of Property, Plant, and Equipment. Heritage calculates depreciation using the straight-line method based on the estimated useful lives of the assets ranging from 5 to 30 years. Changes in the estimated useful lives of the assets could have a material effect on Heritage's results of operation. Heritage does not anticipate future changes in the estimated useful live of its property, plant, and equipment.

         Amortization of Intangible Assets. Heritage calculates amortization using the straight-line method over periods ranging from 2 to 15 years. Heritage uses amortization methods and determines asset values based on management's best estimate using reasonable and supportable assumptions and projections. Changes in the amortization methods or asset values could have a material effect on Heritage's results of operations. Heritage does not anticipate future changes in the estimated useful lives of its intangible assets.

         Fair Value of Derivative Commodity Contracts. Heritage enters into commodity forward, swaps, and options contracts involving propane and related products, which, in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", are not accounting hedges, but are used for risk management trading purposes. To the extent such contracts are entered into at fixed prices and thereby subject Heritage to market risk, the contracts are accounted for using the fair value method. Under this valuation method, derivatives are carried in the consolidated balance sheets at fair value with changes in value recognized in earnings. Heritage classifies all gains and losses from these derivative contracts entered into for risk management purposes as liquids marketing revenue in the consolidated statement of operations. Heritage utilizes published settlement prices for exchange-traded contracts, quotes provided by brokers, and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. Changes in the methods used to determine the fair value of these contracts could have a material effect on our results of operations. Heritage does not anticipate future changes in the methods used to determine the fair value of these derivative contracts.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Interest Rate Exposure

         Heritage has little cash flow exposure due to interest rate changes for long-term debt obligations. Heritage had $51.4 million of variable rate debt outstanding as of August 31, 2003. The variable rate debt consists of the Bank Credit Facility described elsewhere in this report. The balance in the Bank Credit Facility generally fluctuates throughout the year. A theoretical change of 1% in the interest rate on the balance outstanding at August 31, 2003 would result in an approximate $514 thousand change in net income. Heritage primarily incurs debt obligations to support general corporate purposes including capital expenditures and working capital needs. Heritage's long-term debt instruments are typically issued at fixed interest rates. When these debt obligations mature, Heritage may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.

         Commodity price risk arises from the risk of price changes in the propane inventory that Heritage buys and sells. The market price of propane is often subject to volatile changes as a result of supply or other market conditions over which Heritage has no control. In the past, price changes have generally been passed along to Heritage's customers to maintain gross margins, mitigating the commodity price risk. In order to help ensure adequate supply sources are available to Heritage during periods of high demand, Heritage at times will purchase significant volumes of propane during periods of low demand, which generally occur during the summer months, at the then current market price, for storage both at its customer service locations and in major storage facilities and for future resale.

         Propane Hedging

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

         At August 31, 2003, Heritage had no outstanding propane hedges. Heritage continues to monitor propane prices and may enter into additional propane hedges in the future. Inherent in the portfolio from the liquids marketing activities of the Partnership are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counter parties to a contract. Heritage takes an active role in managing and controlling market and credit risk, and has established control procedures, which are reviewed on an ongoing basis. Heritage monitors market risk through a variety of techniques, including routine reporting to senior management. Heritage attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures.

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

         The notional amounts and terms of these financial instruments as of August 31, 2003 and 2002 include fixed price payor for 45,000 and 1,180,000 barrels of propane, respectively, and fixed price receiver of 195,000 and 1,076,900 barrels of propane, respectively. Notional amounts reflect the volume of the transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure Heritage's exposure to market or credit risks.

         The fair value of the financial instruments related to liquids marketing activities as of August 31, 2003 and 2002 was assets of $83 thousand and $2.3 million, respectively, and liabilities of $80 thousand and $1.8 million, respectively.

         Sensitivity Analysis

         Estimates related to Heritage's liquids marketing activities are sensitive to uncertainty and volatility inherent in the energy commodities markets and actual results could differ from these estimates. A theoretical change of 10% in the underlying commodity value of the liquids marketing contracts would result in an approximate $345 thousand change in the market value of the contracts as there were approximately 6.3 million gallons of net unbalanced positions at August 31, 2003.

         Disclosures about Liquids Marketing Activities Accounted for at Fair Value

         The following table summarizes the fair value of Resources' contracts, aggregated by method of estimating fair value of the contracts as of August 31, 2003 and 2002, where settlement had not yet occurred. Resources' contracts all have a maturity of less than 1 year. The market prices used to value these transactions reflect management's best estimate considering various factors including closing average spot prices for the current and outer months plus a differential to consider time value and storage costs.

                                           August 31,     August 31,
        Source of Fair Value                  2003           2002
------------------------------------      ------------   ------------

Prices actively quoted                    $         80   $      1,276
Prices based on other valuation methods              3          1,025
                                          ------------   ------------
     Assets from liquids marketing        $         83   $      2,301
                                          ============   ============

Prices actively quoted                    $         80   $        669
Prices based on other valuation methods             --          1,149
                                          ------------   ------------
     Liabilities from liquids marketing   $         80   $      1,818
                                          ============   ============

Unrealized gains                          $          3   $        483
                                          ============   ============

         The following table summarizes the changes in the unrealized fair value of Resources' contracts where settlement had not yet occurred for the fiscal years ended August 31, 2003, 2002 and 2001.

                                                         August 31,      August 31,     August 31,
                                                            2003           2002            2001
                                                        ------------   ------------    ------------

Unrealized gains (losses) in fair value of contracts
     outstanding at the beginning of the period         $        483   $       (665)   $        591
Unrealized gains (losses) recognized at inception of
     contracts                                                    --             --              --
Unrealized gains (losses) recognized as a result of
     changes in valuation techniques and assumptions              --             --              --
Other unrealized gains (losses) recognized during the
     period                                                      850          1,207             250
Less:  Realized gains (losses) recognized during the
     period                                                    1,330             59           1,506
                                                        ------------   ------------    ------------
Unrealized gains (losses) in fair value of contracts
     outstanding at the end of the period               $          3   $        483    $       (665)
                                                        ============   ============    ============


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Financial statements set forth on pages F-1 to F-32 of this report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES

The Partnership maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, concluded that the Partnership's disclosure controls and procedures were adequate and effective as of August 31, 2003. There has been no change in the Partnership's internal controls over financial reporting (as defined in Rule 13(a)-15 or Rule 15(d)-15(f) of the Exchange Act) or in other factors during the Partnership's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal controls over financial reporting, and there have been no corrective actions with respect to significant deficiencies and material weaknesses in our internal controls.

It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Following Common Unitholder approval of the substitution of U.S. Propane as General Partner of the Partnership, the Partnership's activities have been managed and operated by U.S. Propane L.P. Former employees of Heritage Holdings became employees of U.S. Propane L.P. Officers and directors of Heritage Holdings were appointed officers and directors of U.S. Propane's General Partner, USP LLC. Each of the thirteen members of the Board of Directors of Heritage Holdings was appointed, individually, a manager of USP LLC, and collectively, such persons are referred to as the Board of Directors. The Board of Directors of USP LLC is comprised of its Chairman, its President and Chief Executive Officer, two persons designated by each of its four members, and three independent persons approved by a majority of the members. In the event the transactions announced on November 6, 2003 are completed, the agreements referenced in the announcement provide that effective concurrently with the closing of these transactions, ten members of the thirteen members of the Board of Directors of the General Partner (the "Board"), including the eight members of the Board appointed by the Previous Owners, will resign, and the remaining three independent members have agreed to resign upon the request of La Grange Energy. La Grange Energy will have the right to appoint individuals to fill 12 of the 13 vacancies on the Board, and the Previous Owners will have the right to appoint one individual to serve as a member of the Board for as long as the promissory note for the HHI Units remains outstanding.


         The Board of Directors appoints members of the Board to serve on the Independent Committee with the authority to review specific matters to which the Board of Directors believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the General Partner is fair and reasonable to the Partnership. Any matters approved by the Independent Committee will be conclusively deemed to be fair and reasonable to the Partnership, approved by all partners of the Partnership and not a breach by the General Partner or its Board of Directors of any duties they may owe the Partnership or the Unitholders. Bill W. Byrne, Stephen L. Cropper, and J. Charles Sawyer were appointed to serve as the members of the Independent Committee of the Board of Directors of Heritage Holdings in October of 2001, appointed as members of the Independent Committee of the Board of Directors of USP LLC on February 4, 2002, and reappointed in October 2002.

AUDIT COMMITTEE

         The Board of Directors appoints persons who are neither officers of USP LLC nor employees of the General Partner or any affiliate of the Partnership to serve on its Audit Committee. The Board has determined that based on relevant experience, audit committee member Stephen L. Cropper is an Audit Committee financial expert. A description of Mr. Cropper's qualifications may be found elsewhere in this Item 10 under "Directors and Executive Officers of the General Partner." The Board has also determined that Mr. Cropper is independent of management. The Audit Committee meets on a scheduled basis with the Partnership's independent accountants and is available to meet at their request. The Audit Committee has the authority and responsibility to review external financial reporting of the Partnership, to review the Partnership's procedures for internal auditing and the adequacy of the Partnership's internal accounting controls, to consider the qualifications and independence of the Partnership's independent accountants, to engage the Partnership's independent accountants, and to review the letter of engagement and statement of fees relating to the scope of the annual audit work and special audit work which may be recommended or required by the independent accountants. The Audit Committee reviews and discusses the audited financial statements with management, discusses with the Partnership's independent auditors matters required to be discussed by SAS 61, Communications with Audit Committees, and makes recommendations to the Board of Directors relating to the Partnership's audited financial statements. On February 4, 2002, the Board of Directors of

USP LLC adopted the Charter for the Audit Committee previously adopted by Heritage Holdings. Any matters approved by the Audit Committee will be conclusively deemed to be fair and reasonable to the Partnership, approved by all partners of the Partnership and not a breach by the General Partner or its Board of Directors of any duties they may owe the Partnership or the Unitholders. Bill W. Byrne, Stephen L. Cropper, and J. Charles Sawyer were appointed to serve as members of the Audit Committee of the Board of Directors of Heritage Holdings in October of 2001, appointed as members of the Audit Committee of the Board of Directors of USP LLC on February 4, 2002, and reappointed in October 2002.

CODE OF ETHICS

The Board has adopted a code of ethics for our General Partner's principal executive officer, principal financial officer, principal accounting officer or controller and/or those persons performing similar functions. This code can be viewed on Heritage's website at www.heritagepropane.com. Amendments to, or waivers from, the code will be available on Heritage's website, however, any technical, administrative or other non-substantive amendments to the code may not be posted. Please note that the preceding Internet address is for information purposes only and is not intended to be a hyperlink. Accordingly, no information found and/or provided at such Internet addresses or at Heritage's website in general is intended or deemed to be incorporated by reference herein.

EMPLOYEE MATTERS

         The Partnership does not directly employ any of the persons responsible for managing or operating the Partnership. As of August 31, 2003, the General Partner or subsidiaries of the Partnership employed 2,418 full time individuals. The employment agreements with Messrs. Bertelsmeyer and Krimbill specify that they serve as Chairman of the Board and President and Chief Executive Officer, respectively.

DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

         The following table sets forth certain information with respect to the executive officers and members of the Board of Directors as of October 31, 2003. Executive officers and directors are elected for one-year terms.

Name                           Age    Position with General Partner
----                           ---    -----------------------------

H. Michael Krimbill (1)         50    President and Chief Executive Officer, and Director

James E. Bertelsmeyer           61    Chairman of the Board and Director

R. C. Mills                     66    Executive Vice President and Chief Operating Officer

Michael L Greenwood (2)         48    Vice President and Chief Financial Officer

Bradley K. Atkinson             48    Vice President of Corporate Development

Mark A. Darr (3)                43    Vice President - Southern Operations

Thomas H. Rose (3)              59    Vice President - Northern Operations

Curtis L. Weishahn (3)          50    Vice President - Western Operations

Bill W. Byrne                   73    Director of the General Partner

J. Charles Sawyer               67    Director of the General Partner

Stephen L. Cropper (4)          53    Director of the General Partner

J. Patrick Reddy (1)            50    Director of the General Partner

Royston K. Eustace (1)          62    Director of the General Partner

Name                           Age    Position with General Partner
----                           ---    -----------------------------

William N. Cantrell (1)         51    Director of the General Partner

David J. Dzuricky (1)           52    Director of the General Partner

JD Woodward III (5)             53    Director of the General Partner

Richard T. O'Brien (5)          49    Director of the General Partner

Kevin M. O'Hara (6)             45    Director of the General Partner

Andrew W. Evans (7)             37    Director of the General Partner

(1)      Elected to the Board of Directors August 2000.

(2)      Elected Vice President and Chief Financial Officer July 2002.

(3)      Elected an Executive Officer July 2000.

(4)      Elected to the Board of Directors April 2000.

(5)      Elected to the Board of Directors October 2001.

(6)      Elected to the Board of Directors April 2002.

(7)      Elected to the Board of Directors October 2002.

         H. Michael Krimbill. Mr. Krimbill joined Heritage as Vice President and Chief Financial Officer in 1990 and was previously Treasurer of a publicly traded, fully integrated oil company. Mr. Krimbill was promoted to President of Heritage in April 1999 and to Chief Executive Officer in March 2000.

         James E. Bertelsmeyer. Mr. Bertelsmeyer has over 28 years of experience in the propane industry, including six years as President of Buckeye Gas Products Company, at the time the nation's largest retail propane marketer. Mr. Bertelsmeyer founded Heritage and served as Chief Executive Officer of Heritage since its formation until the election of H. Michael Krimbill in March 2000. Mr. Bertelsmeyer began his career with Conoco Inc. where he spent ten years in positions of increasing responsibility in the pipeline and gas products departments. Mr. Bertelsmeyer has been a director of the NPGA for the past 28 years, and is a former president of the NPGA.

         R. C. Mills. Mr. Mills has over 40 years of experience in the propane industry. Mr. Mills joined Heritage in 1991 as Executive Vice President and Chief Operating Officer. Before coming to Heritage, Mr. Mills spent 25 years with Texgas Corporation and its successor, Suburban Propane, Inc. At the time he left Suburban in 1991, Mr. Mills was Vice President of Supply and Wholesale.

         Michael L. Greenwood. Mr. Greenwood became Heritage's Vice President and Chief Financial Officer, on July 1, 2002. Prior to joining Heritage, Mr. Greenwood was Senior Vice President, Chief Financial Officer and Treasurer for Alliance Resource Partners, L.P., a publicly traded master limited partnership involved in the production and marketing of coal. Mr. Greenwood brings to Heritage over 20 years of diverse financial and management experience in the energy industry during his career with several major public energy companies including MAPCO Inc., Penn Central Corporation, and The Williams Companies.

         Bradley K. Atkinson. Mr. Atkinson joined Heritage on April 16, 1998 as Vice President of Administration. Prior to joining Heritage, Mr. Atkinson spent twelve years with MAPCO/Thermogas, eight of which were spent in the acquisitions and business development of Thermogas. Mr. Atkinson was promoted to Vice President of Corporate Development in August 2000.

         Mark A. Darr. Mr. Darr has 18 years in the propane industry. Mr. Darr joined Heritage in 1991 and has held various positions including District Manager and Vice President and Regional Manager before his election to Vice President - Southern Operations, in July 2000. Prior to joining Heritage, Mr. Darr held various positions with Texgas Corporation, and its successor, Suburban Propane. He is a past President of the Florida Propane Gas Association, the Florida Director of the NPGA, and a member of the LP Gas Bureau State Advisory Council

         Thomas H. Rose. Mr. Rose has 27 years of experience in the propane industry. Mr. Rose joined Heritage in November 1994 as Vice President and Regional Manager. Prior to joining Heritage, Mr. Rose held Regional

Manager positions with Texgas Corporation, its successor, Suburban Propane, and later Vision Energy of Florida. Mr. Rose was appointed Vice President - Northern Operations in July 2000.

         Curtis L. Weishahn. Mr. Weishahn has 25 years experience in the propane industry. Mr. Weishahn joined Heritage in 1995 as Vice President and Regional Manager and was elected Vice President - Western Operations in July 2000. Prior to joining Heritage, Mr. Weishahn owned his own propane business, which was acquired by Heritage. Prior to that time, Mr. Weishahn spent twelve years with Amerigas/CalGas where, at the time of departing, he was Director of Marketing/Strategic Development for the Western United States.

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

         J. Charles Sawyer. Mr. Sawyer is the President and Chief Executive Officer of Sawyer Cellars. Mr. Sawyer is also the President and Chief Executive Officer of Computer Energy, Inc., a provider of computer software to the propane industry since 1981. Mr. Sawyer was Chief Executive Officer of Sawyer Gas Co., a regional propane distributor, until it was purchased by Heritage in 1991. Mr. Sawyer has served as a director of Heritage since 1991 and is a member of both the Independent Committee and the Audit Committee. Mr. Sawyer is a former president and director of the NPGA.

         Stephen L. Cropper. Mr. Cropper spent 25 years with The Williams Companies before retiring in 1998, as President and Chief Executive Officer of Williams Energy Services. Mr. Cropper is a director of Rental Car Finance Corporation, a subsidiary of Dollar Thrifty Automotive Group. He is a director and serves as the audit committee financial expert of Berry Petroleum Company. Mr. Cropper also serves as a director, chairman of the audit committee and member of the compensation committee of Sun Logistics Partners L.P. Mr. Cropper is a director and serves as the chairman of the compensation committee of QuikTrip Corporation. Mr. Cropper has served as a director of Heritage since April 2000 and is a member of the both the Independent Committee and the Audit Committee.

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

         William N. Cantrell. Mr. Cantrell currently serves as President of Tampa Electric Company, the largest TECO subsidiary, engaged in the regulated electric and gas industry. Mr. Cantrell has been employed with TECO since 1975. At the time of the formation of U.S. Propane, Mr. Cantrell was the President of Peoples Gas Company, a regional propane distributor serving the Florida market. Mr. Cantrell has served as a director of Heritage since August 2000.

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

         JD Woodward III. Mr. Woodward has served as Senior Vice President of Non-Utility Operations of Atmos Energy since April 2001, and is responsible for Atmos Energy's non-regulated business activities. Prior to being named to that position, Mr. Woodward held the position of President of Woodward Marketing, L.L.C., in Houston, Texas from January 1995 to March 2001. Mr. Woodward was named a director of Heritage in October 2001.

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

COMPENSATION OF THE GENERAL PARTNER

         The General Partner does not receive any management fee or other compensation in connection with its management of the Partnership and the Operating Partnership. The General Partner and its affiliates performing services for the Partnership and the Operating Partnership are reimbursed at cost for all expenses incurred on behalf of Heritage, including the costs of employee compensation allocable to Heritage, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, Heritage. These costs totaled approximately $108.9 million for the year ended August 31, 2003, $95.7 million for the year ended August 31, 2002, and $93.4 million for the year ended August 31, 2001.

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

         Based solely on the Partnership's review of the copies of such forms received by it, or written representations from certain reporting persons that no Form 5s were required for those persons, the Partnership believes that during fiscal year ending August 31, 2003, all filing requirements applicable to its officers, directors, and greater than 10% beneficial owners were met in a timely manner, other than one late Form 4 filing for each of James E. Bertelsmeyer, Stephen L. Cropper, Mark A. Darr, U.S. Propane, L.L.C., and U.S. Propane, L.P.

ITEM 11. EXECUTIVE COMPENSATION.

         The following table sets forth the annual salary, bonus and all other compensation awards and payouts for each of the past three fiscal years earned by: (i) all persons serving as the Chief Executive Officer of the General Partner of the Partnership during fiscal year 2003; (ii) the four next highly compensated executive officers other than the Chief Executive Officer, who served as executive officers of the General Partner of the Partnership during fiscal year 2003 and (iii) any persons who would have been reported had they been an executive officer of the General Partner of the Partnership at the end of fiscal year 2003.

                                                                           Other Annual     All Other
                                                              Bonus        Compensation   Compensation
   Name and Principal Position        Year      Salary          (1)             (2)              (3)
---------------------------------     ----   ------------   ----------     ------------   -------------

James E. Bertelsmeyer                 2003   $     46,154   $         --   $         61   $         --
   Chairman of the Board              2002   $    193,500   $         --   $        501   $         --
                                      2001   $    193,500   $         --   $        400   $         --

H. Michael Krimbill                   2003   $    350,000   $     60,000   $        325   $    356,878
   President and Chief                2002   $    350,000   $    350,000   $        242   $         --
   Executive Officer                  2001   $    350,000   $    280,000   $        242   $         --

R. C. Mills                           2003   $    335,000   $     60,000   $      2,052   $    356,878
   Executive Vice President           2002   $    335,000   $    350,000   $      1,700   $         --
   and Chief Operating Officer        2001   $    335,000   $    280,000   $      1,066   $         --

Michael L. Greenwood (4)              2003   $    240,000   $         --   $        184   $    118,950
   Vice President and                 2002   $    240,000   $         --   $         --   $         --
   Chief Financial Officer            2001   $         --   $         --   $         --   $         --

Bradley K. Atkinson                   2003   $    220,000   $     60,000   $        165   $    356,878
   Vice President -                   2002   $    220,000   $    410,944   $        158   $         --
   Corporate Development              2001   $    200,000   $    280,000   $        145   $         --

(1) Bonuses are earned based on the results of operations for each fiscal year. The payment in any one fiscal year is limited and the excess bonus earned is deferred until the next fiscal year.

(2)  Consists of life insurance premiums.

(3) Consists of the value of Common Units issued pursuant to awards under the Long-Term Incentive Plan.

(4) Mr. Greenwood was named Chief Financial Officer in July of 2002. Mr. Greenwood's 2002 salary was annualized.

EMPLOYMENT AGREEMENTS

         The General Partner has entered into employment agreements (the "Employment Agreements") with Messrs. Bertelsmeyer, Krimbill, Mills, Greenwood, Atkinson, Weishahn, Rose, and Darr. The summary of such Employment Agreements contained herein does not purport to be complete and is qualified in its entirety by reference to the Employment Agreements, which have been filed previously as exhibits.

         The Employment Agreement for Mr. Bertelsmeyer had an initial term of two years starting August 2000, with an annual base salary of $193,500. At the expiration of the term on August 10, 2002, Mr. Bertelsmeyer's employment agreement became "at will." On April 1, 2003, Mr. Bertelsmeyer's employment agreement was amended to provide that from and after April 1, 2003, Mr. Bertelsmeyer shall receive no cash salary for his services to the Partnership, but shall be entitled to receive, when issued Partnership Common Units from time to time. The number of Common Units issuable shall be determined on each March 1 and September 1. The number of Common Units issuable will be determined at the rate of the full number of Common Units resulting from dividing $6,250 by the numerical average of the ten closing prices of the Common Units on the stock exchange where they are listed for the ten trading days immediately preceding the calculation date times the number of full months served under the agreement since the next preceding calculation date. Each semiannual grant shall vest and be issued five years following the calculation date, provided Mr. Bertelsmeyer shall have faithfully performed his obligations under the employment agreement up to and including the applicable issue date. The Employment Agreements for Messrs. Krimbill, Mills, and Atkinson, (each an "Executive") had an initial term of three years starting August 2000. However, for each Executive with the three year Employment Agreement, beginning on the second anniversary of the effective date and on each day thereafter the expiration date shall be automatically extended one additional day unless either party (i) shall give written notice to the other that the Term shall cease to be so extended beginning immediately after the date of such notice or (ii) shall give a Notice of Termination to the other by delivering notice to the Chairman of the Board, or in the event of the Executive's death. The Employment Agreement for Mr. Greenwood (an "Executive") has an initial term of one year and one month starting on July 1, 2002. However, beginning on August 10, 2002 and on each day thereafter the expiration date shall be automatically extended one additional day unless either party (i) shall give written notice to the other that their term shall cease to be so extended beginning immediately after the date of such notice or (ii) shall give a Notice of Termination to the other party to the Board and the President and Chief Executive Officer of the Company, or in the event of the Executive's death. The Employment Agreements for each of Messrs, Krimbill, Mills, Greenwood, and Atkinson, provide for an annual base salary of $350,000, $335,000, $240,000, and $200,000, respectively. The Board shall review the Base Salary at least annually and may adjust the amount of the Base Salary at any time, as the Board may deem appropriate in its sole discretion; provided, however, that in no event may the Base Salary be decreased below the above stated amount without the prior written consent of the employee. The Employment Agreements provide for the Executives to participate in bonus and incentive plans. The Employment Agreements also provide for the Executive and, where applicable, the Executive's dependents, to have the right to participate in benefit plans made available to other executives of Heritage including the Restricted Unit Plan and the Long-Term Incentive Plan described below.

         The Employment Agreements provide that in the event of a change of control of the ownership of the General Partner or in the event an Executive (i) is involuntarily terminated (other than for "misconduct" or "disability") or
(ii) voluntarily terminates employment for "good reason" (as defined in the agreements), such Executive will be entitled to continue receiving his base salary and to participate in all group health insurance plans and programs that may be offered to executives of the General Partner for the remainder of the term of the Employment Agreement or, if earlier, the Executive's death, and the Executive will vest immediately in the Minimum Award of the number of Common Units to which the Executive is entitled under the Long Term Incentive Plan to the extent not previously awarded, and if the executive is terminated as a result of the foregoing, all restrictions on the transferability of the units purchased by such executive under the Subscription Agreement dated as of June 15, 2000, previously filed as an exhibit, shall automatically lapse in full on such date. Pursuant to the transactions announced November 6, 2003, the "change of control" provisions of the Employment Agreements will be triggered upon consummation of the acquisition by La Grange Energy of Heritage's general partner, and will result in the payment of approximately $1.5 million and the issuance of up to 194,993 Common Units pursuant to their terms. Each Employment Agreement also provides that if any payment received by an Executive is subject to the 20% federal excise tax under Section 4999(a) of the Code of the Internal Revenue Service, the Payment will be grossed up to permit the Executive to retain a net amount on an after-tax basis equal to what he would have received had the excise tax and all other federal and state taxes on such additional amount not been payable. In addition, each Employment Agreement contains non-competition and confidentiality provisions.

RESTRICTED UNIT PLAN

         The Partnership adopted the Amended and Restated Restricted Unit Plan dated August 10, 2000, amended February 4, 2002 as the Second Amended and Restated Restricted Unit Plan. (the "Restricted Unit Plan"), previously filed as exhibits, for certain directors and key employees of the General Partner and its affiliates. The Restricted Unit Plan covers rights to acquire 146,000 Common Units. The right to acquire the Common Units under the Restricted Unit Plan, including any forfeiture or lapse of rights are available for grant to key employees on such terms and conditions (including vesting conditions) as the Compensation Committee of the General Partner shall determine. Each director shall automatically receive a Director's grant with respect to 500 Common Units on each September 1 that such person continues as a director. Newly elected directors are also entitled to receive a grant with respect to 2,000 Common Units upon election or appointment to the Board. Directors who are employees of U.S. Propane, TECO, Atmos Energy, Piedmont Natural Gas or AGL Resources or their affiliates are not entitled to receive a Director's grant of Common Units. Messrs. Bertelsmeyer and Krimbill are not entitled to receive a Director's Grant of Common Units but may receive Common Units as employees. Generally, the rights to acquire the Common Units granted will vest upon the occurrence of specified performance objectives established by the Compensation Committee at the time designations of grants are made, or if later, the three-year anniversary of the grant date. In the event of a "change of control" (as defined in the Restricted Unit Plan), all rights to acquire Common Units pursuant to the Restricted Unit Plan will immediately vest. Pursuant to the transactions announced November 6, 2003, the vesting provisions of the Restricted Unit Plan will be triggered, except for waivers granted there under, upon consummation of La Grange Energy's acquisition of Heritage's general partner, resulting in the early vesting of any awards thereunder.

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

         The Board of Directors, in its discretion may terminate the Restricted Unit Plan at any time with respect to any Common Units for which a grant has not heretofore been made. The Board will also have the right to alter or amend the Restricted Unit Plan or any part thereof from time to time; provided, however, that no change in any Restricted Unit may be made that would impair the rights of the participant without the consent of such participant.

         The issuance of the Common Units pursuant to the Restricted Unit Plan is intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation in respect of the Common Units. Therefore, no consideration will be payable by the plan participants upon vesting and issuance of the Common Units. As of August 31, 2003, 39,400 restricted units granted to non-employee directors and key employees were outstanding. Compensation expense of $0.2 million, $0.4 million and $0.3 million was recognized for fiscal years 2003, 2002, and 2001, respectively. See Note 6 --"Partners' Capital" to the Consolidated Financial Statements, beginning on page F-1 of this report.

         No grants of Common Units under the Restricted Unit Plan to persons serving as executive officers of the Partnership were made in the last fiscal year.

LONG-TERM INCENTIVE PLAN

         Effective September 1, 2000, the Partnership adopted a long-term incentive plan whereby units will be awarded to the Executive Officers and other employees at its discretion based on achieving certain targeted levels of Distributed Cash (as defined in the Long Term Incentive Plan) per unit. Awards under the program will be made starting in 2003 based upon the average of the prior three years Distributed Cash per unit. A minimum of 250,000 units and if targeted levels are achieved, a maximum of 500,000 units will be awarded under the Long Term Incentive Plan. During the fiscal year ended August 31, 2003, 66,118 units vested pursuant to the vesting rights of the Long-Term Incentive Plan and Common Units were issued, and 8,889 units were not awarded and are not available for future award. Compensation expense of $0.9 million, $1.5 million, and $0.8 million was recognized for fiscal years 2003, 2002, and 2001, respectively.

COMPENSATION OF DIRECTORs

         The Partnership currently pays no additional remuneration to its employees for serving as directors of the General Partner. Under the Restricted Unit Plan, directors other than directors who are employees of U.S. Propane, Atmos Energy, AGL Resources, TECO and Piedmont Natural Gas, or their affiliates, will be awarded 500 of these restricted units annually, and newly elected directors receive an initial award of 2,000 restricted units. The General Partner will pay each of its non-employee and nonaffiliated directors $10,000 annually, plus $1,000 per board meeting attended and $500 per committee meeting attended. Each of the members of the Independent Committee received a payment of $10,000 during fiscal year 2003, as payment for services and expenses rendered in conjunction with the Partnership's evaluation of potential acquisition candidates. All expenses associated with compensation of directors will be reimbursed to the General Partner by the Partnership.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors determines compensation of the executive officers. Royston K. Eustace, Bill W. Byrne, and
J. Patrick Reddy served as members of the Compensation Committee of the Board of Directors of Heritage Holdings and as members of the Compensation Committee of the Board of Directors of USP LLC beginning February 4, 2002.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of October 31, 2003, regarding the beneficial ownership of the Partnership's securities by certain beneficial owners and all directors and named executive officers, both individually and as a group. The General Partner knows of no other person not disclosed herein beneficially owning more than 5% of the Partnership's Common Units.

HERITAGE PROPANE PARTNERS, L.P. UNITS

                     Name and Address (1)            Beneficially      Percent of
Title of Class        of Beneficial Owner              Owned (2)          Class
--------------      ----------------------           ------------      ----------

Common Units        James E. Bertelsmeyer (3)          1,103,622          6.12%
                    H. Michael Krimbill (3)              335,892          1.86%
                    R.C. Mills (3)                       341,342          1.89%
                    Michael L. Greenwood                  14,444             *
                    Bradley K. Atkinson                   26,933             *
                    Bill W. Byrne                         78,157             *
                    J. Charles Sawyer                     68,657             *
                    Stephen L. Cropper                     7,500             *
                    J. Patrick Reddy                          --             *
                    Royston K. Eustace                        --             *
                    William N. Cantrell                       --             *
                    Ware F. Schiefer                          --             *
                    David J. Dzuricky                         --             *
                    Clayton H. Preble                         --             *
                    J.D. Woodward                             --             *
                    Richard T. O'Brien                        --             *
                    Kevin M. O'Hara                           --             *
                    Andrew W. Evans                           --             *
                    All Directors and Executive
                      Officers as a group
                      (19 persons)                     2,071,337         11.49%

                    Heritage Holdings, Inc. (4)        4,426,916         24.55%
                    U.S. Propane L.P. (4) (5)          4,606,944         25.55%
                    U.S. Propane, L.L.C. (4) (5)       4,606,944         25.55%


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

(4) U.S. Propane, L.P. owns 180,028 Common Units and, by virtue of its ownership of 100% of Heritage Holdings, may be deemed to beneficially own the 4,426,916 Common Units owned by Heritage Holdings. U.S. Propane L.L.C., as the general partner of U.S. Propane, L.P., may be deemed to beneficially own the 180,028 Common Units owned by U.S. Propane, L.P and the 4,426,916 Common Units owned by Heritage Holdings. U.S. Propane, L.P. disclaims any beneficial ownership with respect to the Common Units owned by Heritage Holdings and U.S. Propane L.L.C. disclaims any beneficial ownership with respect to the Common Units owned by U.S. Propane, L.P and Heritage Holdings.

(5) U.S. Propane, L.P. owns 100% of the common stock of Heritage Holdings. AGL Propane Services, Inc., United Cities Propane Gas, Inc., TECO Propane Ventures, LLC and Piedmont Propane Company own a 22.358%, 18.968%, 37.976% and 20.688%, respectively, limited partner interest in U.S. Propane, L.P. U.S. Propane, L.L.C. is the General Partner of U.S. Propane, L.P. with a 0.01% general partner interest. The members of U.S. Propane L.L.C. and their respective membership interest is as follows:

                  AGL Energy Corporation                22.36%
                  United Cities Propane Gas, Inc.       18.97%
                  TECO Propane Ventures, LLC            37.98%
                  Piedmont Propane Company              20.69%


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Computer Energy, Inc., ("Computer Energy") is a provider of computer software to the propane industry. During fiscal year 2003, purchases of computer software and/or additional licenses from Computer Energy were made by and utilized in Heritage's propane operations. The total amount of purchases made by Heritage in fiscal year 2003 did not exceed $70,000, and were made under terms no less favorable than those available from other computer software providers.
J. Charles Sawyer is the President and owner of 50% of the stock of Computer Energy. The Board of Directors has determined that Mr. Sawyer's stock ownership of Computer Energy and its relationship as a supplier of computer software to Heritage is not significant and does not affect his independence as a director of the General Partner of the Partnership.

         Heritage has entered into an agreement with TECO Partners, Inc. ("TECO Partners") whereby TECO Partners will provide services relating to the securing of new propane customers in Heritage's Florida regional operations area. Under the agreement, TECO Partners receives commissions upon the procuring of new propane customers for Heritage. The terms of the agreement are no less favorable to Heritage than those available from other parties providing similar services. During fiscal year 2003, TECO Partners received commissions of less than $200,000.

                                     PART IV

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Principal Accounting Fees and Services disclosure is effective for filings related to fiscal years ending after December 15, 2003, and therefore is not applicable to this filing.


ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      1.  FINANCIAL STATEMENTS.

         See "Index to Financial Statements" set forth on page F-1.


         2.  FINANCIAL STATEMENT SCHEDULES.

                  None.

         3.  EXHIBITS.

         See "Index to Exhibits" set forth on page E-1.

(b)      REPORTS ON FORM 8-K.

               The Registrant filed one report on Form 8-K during the three months ended August 31, 2003.

               Form 8-K dated July 25, 2003 was filed to provide the tables reconciling EBITDA to net income for Heritage's annual report on Form 10-K for the fiscal year ended August 31, 2002 and quarterly report on Form 10-Q for the quarter ended November 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               HERITAGE PROPANE PARTNERS, L.P.

                               By U.S. Propane L.P., its General Partner.
                               By U.S. Propane, L.L.C., its General Partner

                               By: /s/ H. Michael Krimbill
                                   ---------------------------------------------
                                   H. Michael Krimbill
                                   President and Chief Executive Officer and
                                   officer duly authorized to sign on behalf of
                                   the registrant

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


              Signature                          Title                                  Date

/s/  H. Michael Krimbill             President and Chief                         November 26, 2003
------------------------------       Executive Officer and Director
H. Michael Krimbill                  (Principal Executive Officer)


/s/  James E. Bertelsmeyer           Chairman of the Board and                   November 26, 2003
------------------------------       Director
James E. Bertelsmeyer

/s/  Michael L. Greenwood            Vice President and Chief                    November 26, 2003
------------------------------       Financial Officer (Principal Financial
Michael L. Greenwood                 and Accounting Officer)

/s/  Bill W. Byrne                   Director                                    November 26, 2003
------------------------------
Bill W. Byrne

/s/  J. Charles Sawyer               Director                                    November 26, 2003
------------------------------
J. Charles Sawyer

/s/  Stephen L. Cropper              Director                                    November 26, 2003
------------------------------
Stephen L. Cropper

/s/  J. Patrick Reddy                Director                                    November 26, 2003
------------------------------
J. Patrick Reddy

/s/  Royston K. Eustace              Director                                    November 26, 2003
------------------------------
Royston K. Eustace

/s/  William N. Cantrell             Director                                    November 26, 2003
------------------------------
William N. Cantrell

/s/  Kevin M. O'Hara                 Director                                    November 26, 2003
------------------------------
Kevin M. O'Hara

              Signature                          Title                                  Date

/s/  David J. Dzuricky               Director                                   November 26, 2003
------------------------------
David J. Dzuricky

/s/  Andrew W. Evans                 Director                                   November 26, 2003
------------------------------
Andrew W. Evans

/s/  J.D. Woodward                   Director                                   November 26, 2003
------------------------------
J.D. Woodward

/s/  Richard T. O'Brien              Director                                   November 26, 2003
------------------------------
Richard T. O'Brien

                          INDEX TO FINANCIAL STATEMENTS

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                                                                                                               PAGE
                                                                                                               ----
        Report of Independent Certified Public Accountants......................................................F-2

        Consolidated Balance Sheets -
           August 31, 2003 and 2002.............................................................................F-3

        Consolidated Statements of Operations -
           Years Ended August 31, 2003, 2002, and 2001..........................................................F-4

         Consolidated Statements of Comprehensive Income (Loss) -
           Years Ended August 31, 2003, 2002, and 2001..........................................................F-5

        Consolidated Statements of Partners' Capital -
           Years Ended August 31, 2003, 2002, and 2001..........................................................F-6

        Consolidated Statements of Cash Flows -
           Years Ended August 31, 2003, 2002, and 2001..........................................................F-7

        Notes to Consolidated Financial Statements..............................................................F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Partners
Heritage Propane Partners, L.P.

We have audited the accompanying consolidated balance sheets of Heritage Propane Partners, L.P. (a Delaware limited partnership) and subsidiaries, as of August 31, 2003 and 2002 and the related consolidated statements of operations, comprehensive income (loss), partners' capital, and cash flows for each of the three years in the period ended August 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Propane Partners, L.P. and subsidiaries as of August 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended August 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 2 to the consolidated financial statements, effective September 1, 2002, the Partnership changed its method of accounting for stock-based compensation plans and adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation following the modified prospective method of adoption described in Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

/s/  Grant Thornton LLP


Tulsa, Oklahoma
October 24, 2003 (except for Note 12, as to which the date is November 6, 2003)

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                                               August 31,           August 31,
                                                                                  2003                 2002
                                                                              ------------         ------------

                              ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                  $      7,117         $      4,596
   Marketable securities                                                             3,044                2,559
   Accounts receivable, net of allowance for doubtful accounts                      35,879               30,898
   Inventories                                                                      45,274               48,187
   Assets from liquids marketing                                                        83                2,301
   Prepaid expenses and other                                                        2,741                6,846
                                                                              ------------         ------------
     Total current assets                                                           94,138               95,387

PROPERTY, PLANT AND EQUIPMENT, net                                                 426,588              400,044
INVESTMENT IN AFFILIATES                                                             8,694                7,858
GOODWILL, net of amortization prior to adoption of SFAS No. 142                    156,595              155,735
INTANGIBLES AND OTHER ASSETS, net                                                   52,824               58,240
                                                                              ------------         ------------

     Total assets                                                             $    738,839         $    717,264
                                                                              ============         ============

                 LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Working capital facility                                                   $     26,700         $     30,200
   Accounts payable                                                                 43,690               40,929
   Accounts payable to related companies                                             6,255                5,002
   Accrued and other current liabilities                                            35,993               23,962
   Liabilities from liquids marketing                                                   80                1,818
   Current maturities of long-term debt                                             38,309               20,158
                                                                              ------------         ------------
     Total current liabilities                                                     151,027              122,069

LONG-TERM DEBT,  less current maturities                                           360,762              420,021
MINORITY INTERESTS                                                                   4,002                3,564
                                                                              ------------         ------------

                                                                                   515,791              545,654
                                                                              ------------         ------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
   Common Unitholders (18,013,229 and 15,815,847 units issued and
     outstanding at August 31, 2003 and 2002, respectively)                        221,207              173,677
   Class C Unitholders (1,000,000 units issued and outstanding at
     August 31, 2003 and 2002)                                                          --                   --
   General Partner                                                                   2,190                1,585
   Accumulated other comprehensive loss                                               (349)              (3,652)
                                                                              ------------         ------------
     Total partners' capital                                                       223,048              171,610
                                                                              ------------         ------------

     Total liabilities and partners' capital                                  $    738,839         $    717,264
                                                                              ============         ============



        The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per unit and unit data)

                                                                             For the Years Ended August 31,
                                                                    2003                   2002                    2001
                                                               --------------         --------------         --------------
         REVENUES:
            Retail fuel                                        $      463,392         $      365,334         $      440,527
            Wholesale fuel                                             47,366                 41,204                 59,879
            Liquids marketing, net                                      1,333                    542                    841
            Other                                                      59,385                 55,245                 42,728
                                                               --------------         --------------         --------------
              Total revenues                                          571,476                462,325                543,975
                                                               --------------         --------------         --------------

         COSTS AND EXPENSES:
            Cost of products sold                                     297,156                238,185                306,556
            Operating expenses                                        152,131                133,203                126,849
            Depreciation and amortization                              37,959                 36,998                 40,431
            Selling, general and administrative                        14,037                 12,978                 15,716
                                                               --------------         --------------         --------------
              Total costs and expenses                                501,283                421,364                489,552
                                                               --------------         --------------         --------------

         OPERATING INCOME                                              70,193                 40,961                 54,423

         OTHER INCOME (EXPENSE):
            Interest expense                                          (35,740)               (37,341)               (35,567)
            Equity in earnings of affiliates                            1,371                  1,338                  1,250
            Gain on disposal of assets                                    430                    812                    812
            Other                                                      (3,213)                  (294)                  (394)
                                                               --------------         --------------         --------------

         INCOME BEFORE MINORITY INTERESTS
           AND INCOME TAXES                                            33,041                  5,476                 20,524

            Minority interests                                           (876)                  (574)                  (814)
                                                               --------------         --------------         --------------

         INCOME BEFORE INCOME TAXES                                    32,165                  4,902                 19,710

            Income taxes                                                1,023                     --                     --
                                                               --------------         --------------         --------------

         NET INCOME                                                    31,142                  4,902                 19,710


         GENERAL PARTNER'S INTEREST IN
           NET INCOME                                                   1,319                    918                    831
                                                               --------------         --------------         --------------

         LIMITED PARTNERS' INTEREST IN
           NET INCOME                                          $       29,823         $        3,984         $       18,879
                                                               ==============         ==============         ==============

         BASIC NET INCOME  PER LIMITED
           PARTNER UNIT                                        $         1.79         $         0.25         $         1.43
                                                               ==============         ==============         ==============

         BASIC AVERAGE NUMBER OF UNITS
           OUTSTANDING                                             16,635,966             15,738,621             13,223,184
                                                               ==============         ==============         ==============

         DILUTED NET INCOME PER LIMITED
           PARTNER UNIT                                        $         1.79         $         0.25         $         1.42
                                                               ==============         ==============         ==============

         DILUTED AVERAGE NUMBER OF UNITS
           OUTSTANDING                                             16,694,343             15,777,307             13,254,908
                                                               ==============         ==============         ==============



        The accompanying notes are an integral part of these consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)


                                                                       For the Years Ended August 31,
                                                                  2003               2002                2001
                                                               ----------         ----------         ----------
Net income                                                     $   31,142         $    4,902         $   19,710

Other comprehensive income:
   Transition adjustment for adoption of SFAS
     No.133                                                            --                 --              5,429
   Reclassification adjustment for gains on
     derivative instruments included in net income                   (553)                --                 --
   Reclassification adjustment for losses on
     available-for-sale securities included in net
     income                                                         2,823                 --                 --
   Change in value of derivative instruments                          553              4,464             (9,893)
   Change in value of available-for-sale securities                   480             (1,575)            (2,077)
                                                               ----------         ----------         ----------

   Comprehensive  income                                       $   34,445         $    7,791         $   13,169
                                                               ==========         ==========         ==========

RECONCILIATION OF ACCUMULATED OTHER COMPREHENSIVE
LOSS

Balance, beginning of period                                   $   (3,652)        $   (6,541)        $       --

Transition adjustment for adoption of SFAS No. 133                     --                 --              5,429
Current period reclassification to earnings                         2,270              7,016             (3,844)
Current period change                                               1,033             (4,127)            (8,126)
                                                               ----------         ----------         ----------

Balance, end of period                                         $     (349)        $   (3,652)        $   (6,541)
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                        (in thousands, except unit data)


                                                             Number of Units
                                         ----------------------------------------------------------
                                                                          Class B
                                           Common      Subordinated    Subordinated        Class C       Common       Subordinated
                                        ------------   ------------    ------------    ------------   ------------    ------------
BALANCE, AUGUST 31, 2000                   9,674,146      1,851,471       1,382,514       1,000,000   $    106,221    $     23,130
Unit distribution                                 --             --              --              --        (23,183)         (4,397)
Issuance of Common Units                   2,500,000             --              --              --         66,046              --
Conversion of Phantom Units                   72,050             --              --              --            323              --
Issuance of Restricted Common Units          216,917             --              --              --          6,050              --
General Partner capital contribution         (54,268)            --              --              --         (1,520)             --
Conversion of Subordinated Units           1,851,471     (1,851,471)             --              --         24,214         (24,214)
Cumulative effect of the adoption of
  SFAS 133                                        --             --              --              --             --              --
Net change in accumulated other
  comprehensive loss per accompanying
  statements                                      --             --              --              --             --              --
Other                                             --             --              --              --          1,349              --
Net income                                        --             --              --              --         11,048           5,481
                                        ------------   ------------    ------------    ------------   ------------    ------------
BALANCE, AUGUST 31, 2001                  14,260,316             --       1,382,514       1,000,000        190,548              --
Unit distribution                                 --             --              --              --        (38,159)             --
Conversion of Phantom Units                   11,750             --              --              --             --              --
Conversion of Subordinated Units           1,382,514             --      (1,382,514)             --         15,137              --
Issuance of units upon conversion of
  minority interest                          162,913             --              --              --          1,729              --
General Partner capital contribution          (1,646)            --              --              --            (32)             --
Net change in accumulated other
  comprehensive loss per accompanying
  statements                                      --             --              --              --             --              --
Other                                             --             --              --              --          1,821              --
Net income                                        --             --              --              --          2,633              --
                                        ------------   ------------    ------------    ------------   ------------    ------------
BALANCE, AUGUST 31, 2002                  15,815,847             --              --       1,000,000        173,677              --
Unit distribution                                 --             --              --              --        (42,042)             --
Issuance of Common Units                   1,610,000                                                        44,547
Conversion of Phantom Units                    2,500             --              --              --             --              --
Issuance of Common Units in connection
  with the Long-term incentive plan           66,118             --              --              --             --              --
Issuance of Common Units in connection
  with certain acquisitions                  551,456             --              --              --         15,000              --
General Partner capital contribution         (32,692)            --              --              --           (957)             --
Net change in accumulated other
  comprehensive loss per accompanying
  statements                                      --             --              --              --             --              --
Other                                             --             --              --              --          1,159              --
Net income                                        --             --              --              --         29,823              --
                                        ------------   ------------    ------------    ------------   ------------    ------------
BALANCE, AUGUST 31, 2003                  18,013,229             --              --       1,000,000   $    221,207    $         --
                                        ============   ============    ============    ============   ============    ============


                                                                                           Accumulated
                                                                                              Other
                                              Class B                       General       Comprehensive
                                           Subordinated      Class C        Partner       Income (Loss)       Total
                                           ------------    ------------   ------------    -------------   ------------
BALANCE, AUGUST 31, 2000                   $     16,466    $         --   $        939    $         --    $    146,756
Unit distribution                                (3,284)             --           (663)             --         (31,527)
Issuance of Common Units                             --              --             --              --          66,046
Conversion of Phantom Units                          --              --             --              --             323
Issuance of Restricted Common Units                  --              --             --              --           6,050
General Partner capital contribution                 --              --            768              --            (752)
Conversion of Subordinated Units                     --              --             --              --              --
Cumulative effect of the adoption of
  SFAS 133                                           --              --             --           5,429           5,429
Net change in accumulated other
  comprehensive loss per accompanying
  statements                                         --              --             --         (11,970)        (11,970)
Other                                                --              --             --              --           1,349
Net income                                        2,350              --            831              --          19,710
                                           ------------    ------------   ------------    ------------    ------------
BALANCE, AUGUST 31, 2001                         15,532              --          1,875          (6,541)        201,414
Unit distribution                                (1,746)             --         (1,240)             --         (41,145)
Conversion of Phantom Units                          --              --             --              --              --
Conversion of Subordinated Units                (15,137)             --             --              --              --
Issuance of units upon conversion of
  minority interest                                  --              --             --              --           1,729
General Partner capital contribution                 --              --             32              --              --
Net change in accumulated other
  comprehensive loss per accompanying
  statements                                         --              --             --           2,889           2,889
Other                                                --              --             --              --           1,821
Net income                                        1,351              --            918              --           4,902
                                           ------------    ------------   ------------    ------------    ------------
BALANCE, AUGUST 31, 2002                             --              --          1,585          (3,652)        171,610
Unit distribution                                    --              --         (1,342)             --         (43,384)
Issuance of Common Units                                                                                        44,547
Conversion of Phantom Units                          --              --             --              --              --
Issuance of Common Units in connection
  with the Long-term incentive plan                  --              --             --              --              --
Issuance of Common Units in connection
  with certain acquisitions                          --              --             --              --          15,000
General Partner capital contribution                 --              --            628              --            (329)
Net change in accumulated other
  comprehensive loss per accompanying
  statements                                         --              --             --           3,303           3,303
Other                                                --              --             --              --           1,159
Net income                                           --              --          1,319              --          31,142
                                           ------------    ------------   ------------    ------------    ------------
BALANCE, AUGUST 31, 2003                   $         --    $         --   $      2,190    $       (349)   $    223,048
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                      For the Years Ended
                                                                                            August 31,
                                                                              --------------------------------------
                                                                                2003           2002          2001
                                                                              ----------    ----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                 $   31,142    $    4,902    $   19,710
     Reconciliation of net income to net cash provided by
       operating activities-
     Depreciation and amortization                                                37,959        36,998        40,431
     Provision for loss on accounts receivable                                     2,578           887         4,055
     Loss on write down of marketable securities                                   2,823            --            --
     Gain on disposal of assets                                                     (430)         (812)         (812)
     Deferred compensation on restricted units and long-
       term incentive plan                                                         1,159         1,878         1,079
     Undistributed (earnings) losses of affiliates                                  (836)         (938)       (1,125)
     Minority interests                                                              (48)         (111)          463
     Changes in assets and liabilities, net of effect of acquisitionss:
       Accounts receivable                                                        (4,066)        9,180        (4,533)
       Inventories                                                                 4,855        17,827       (24,158)
       Assets from liquids marketing                                               2,218         4,164        (2,332)
       Prepaid and other expenses                                                  4,177         8,086       (12,331)
       Intangibles and other assets                                                  238         1,197         1,730
       Accounts payable                                                            3,115        (4,094)       (3,166)
       Accounts payable to related companies                                       1,253        (2,935)        4,123
       Accrued and other current liabilites                                       10,800        (5,464)        1,476
       Liabilities from liquids marketing                                         (1,738)       (5,312)        3,446
                                                                              ----------    ----------    ----------
         Net cash provided by operating activities                                95,199        65,453        28,056
                                                                              ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired                              (24,956)      (19,742)      (94,860)
   Capital expenditures                                                          (27,294)      (27,072)      (23,854)
   Proceeds from the sale of assets                                                3,861        13,336         2,620
   Investment in marketable securities                                                --           (29)       (6,219)
   Other                                                                              --            95            --
                                                                              ----------    ----------    ----------
         Net cash used in investing activities                                   (48,389)      (33,412)     (122,313)
                                                                              ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                      173,678       164,715       356,748
   Principal payments on debt                                                   (219,282)     (156,584)     (295,788)
   Net proceeds from issuance of Common Units                                     44,547            --        66,046
   Debt issuance costs                                                                --            --          (441)
   Unit distributions                                                            (43,384)      (41,145)      (31,527)
   Other                                                                             152           (57)           --
                                                                              ----------    ----------    ----------
         Net cash provided by (used in) financing activities                     (44,289)      (33,071)       95,038
                                                                              ----------    ----------    ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   2,521        (1,030)          781

CASH AND CASH EQUIVALENTS, beginning of period                                     4,596         5,626         4,845
                                                                              ----------    ----------    ----------

CASH AND CASH EQUIVALENTS, end of period                                      $    7,117    $    4,596    $    5,626
                                                                              ==========    ==========    ==========

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   For the Years Ended
                                                                         August 31,
                                                           ---------------------------------------
                                                              2003           2002          2001
                                                           -----------   -----------   -----------

NONCASH FINANCING ACTIVITIES:
   Notes payable incurred on noncompete agreements         $       948   $     2,737   $    10,030
                                                           ===========   ===========   ===========
   Issuance of Common Units in connection with certain
     acquisitions                                          $    15,000   $        --   $        --
                                                           ===========   ===========   ===========
   Issuance of Common Units upon conversion of
     minority interest                                     $        --   $     1,729   $        --
                                                           ===========   ===========   ===========
   General Partner capital contribution                    $       329   $        --   $      (752)
                                                           ===========   ===========   ===========
   Issuance of Restricted Common Units                     $        --   $        --   $     6,050
                                                           ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                $    35,315   $    37,610   $    35,541
                                                           ===========   ===========   ===========
   Cash paid during the period for income taxes            $       523   $        --   $        --
                                                           ===========   ===========   ===========



    The accompanying notes are an integral part of these financial statements

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollar amounts in thousands, except unit and per unit data)


1. OPERATIONS AND ORGANIZATION:

In order to simplify the Partnership's obligations under the laws of several jurisdictions in which it conducts business, the Partnership's activities are conducted through a subsidiary operating partnership, Heritage Operating, L.P. (the "Operating Partnership"). The Partnership and the Operating Partnership are collectively referred to in this report as "Heritage". Heritage sells propane and propane-related products to more than 650,000 active residential, commercial, industrial, and agricultural customers from nearly 300 customer service locations in 29 states. Heritage is also a wholesale propane supplier in the United States and in Canada, the latter through participation in MP Energy Partnership. MP Energy Partnership is a Canadian partnership, in which Heritage owns a 60% interest, engaged in lower-margin wholesale distribution and in supplying Heritage's northern U.S. locations. Heritage buys and sells financial instruments for its own account through its wholly owned subsidiary, Heritage Energy Resources, L.L.C. ("Resources").

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET DETAIL:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Partnership include the accounts of its subsidiaries, including the Operating Partnership, MP Energy Partnership, Heritage Service Corp., Guilford Gas Service, Inc., and Resources. On May 31, 2003 Guilford Gas Service, Inc., was merged with the Operating Partnership. The surviving limited partnership of the merger was the Operating Partnership. A minority interest liability and minority interest expense is recorded for all partially owned subsidiaries. Heritage accounts for its 50% partnership interest in Bi-State Propane, a propane retailer in the states of Nevada and California, under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. The accounts of the Operating Partnership are included based on the determination that Heritage possesses a controlling financial interest through a direct ownership of a 98.9899% voting interest and its ability to exert control over the Operating Partnership.

For purposes of maintaining partner capital accounts, the Partnership Agreement of Heritage Propane Partners, L.P. (the "Partnership Agreement") specifies that items of income and loss shall be allocated among the partners in accordance with their percentage interests. Normal allocations according to percentage interests are made, however, only after giving effect to any priority income allocations in an amount equal to the incentive distributions that are allocated 100% to the General Partner. For the years ended August 31, 2003 and 2002, the 1.0101% general partner interest in the Operating Partnership held by the General Partner, U.S. Propane, L.P. ("U.S. Propane"), was accounted for in the consolidated financial statements as a minority interest. On February 4, 2002, at a special meeting of the Partnership's Common Unitholders, the Common Unitholders approved the substitution of U.S. Propane as the successor General Partner of the Partnership and the Operating Partnership, replacing Heritage Holdings, Inc. ("Heritage Holdings"). For the year ended August 31, 2001, the 1.0101% general partner interest of the former General Partner, Heritage Holdings, and U.S. Propane's 1.0101% limited partner interest in the Operating Partnership were accounted for in the consolidated financial statements as minority interests.

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

ACCOUNTS RECEIVABLE

Heritage grants credit to its customers for the purchase of propane and propane-related products. Accounts receivable are recorded at amounts billed to customers less an allowance for doubtful accounts. The allowance for doubtful accounts is based on management's assessment of the realizability of customer accounts. Management's assessment is based on the overall creditworthiness of the Partnership's customers and any specific disputes. The Partnership recorded bad debt expense net of recoveries of $2,578, $887, and $4,055 for the years ended August 31, 2003, 2002, and 2001, respectively. Accounts receivable consisted of the following:

                                                          August 31,   August 31,
                                                             2003         2002
                                                          ----------   ----------
       Accounts receivable                                $   39,383   $   33,402
       Less - allowance for doubtful accounts                  3,504        2,504
                                                          ----------   ----------
            Total, net                                    $   35,879   $   30,898
                                                          ==========   ==========

The activity in the allowance for doubtful accounts consisted of the following during the years ending:

                                                           August 31,      August 31,
                                                              2003            2002
                                                          ------------    ------------
       Balance, beginning of the year                     $      2,504    $      3,576
       Provision for loss on accounts receivable                 2,578             887
       Accounts receivable written off, net of
         recoveries                                             (1,578)         (1,959)
                                                          ------------    ------------
       Balance, end of year                               $      3,504    $      2,504
                                                          ============    ============

INVENTORIES

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using weighted-average cost of fuel delivered to the retail districts and includes storage fees and inbound freight costs, while the cost of appliances, parts, and fittings is determined by the first-in, first-out method. Inventories consisted of the following:

                                           August 31,   August 31,
                                              2003          2002
                                           ----------   ----------
       Fuel                                $   34,544   $   38,523
       Appliances, parts and fittings          10,730        9,664
                                           ----------   ----------
         Total inventories                 $   45,274   $   48,187
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

Additionally, Heritage capitalizes certain costs directly related to the installation of company-owned tanks, including internal labor costs. Components and useful lives of property, plant and equipment were as follows:

                                                                      August 31,      August 31,
                                                                         2003            2002
                                                                     ------------    ------------
       Land and improvements                                         $     21,937    $     20,981
       Buildings and improvements (10 to 30 years)                         30,843          29,145
       Bulk storage, equipment and facilities (3 to 30 years)              43,340          39,908
       Tanks and other equipment (5 to 30 years)                          327,193         298,540
       Vehicles (5 to 10 years)                                            76,239          63,755
       Furniture and fixtures (3 to 10 years)                              11,164          10,407
       Other (5 to 10 years)                                                3,578           3,442
                                                                     ------------    ------------
                                                                          514,294         466,178
       Less - Accumulated depreciation                                    (99,563)        (72,822)
                                                                     ------------    ------------
                                                                          414,731         393,356
       Plus - Construction work-in-process                                 11,857           6,688
                                                                     ------------    ------------
            Property, plant and equipment, net                       $    426,588    $    400,044
                                                                     ============    ============

INTANGIBLES AND OTHER ASSETS

Intangibles and other assets are stated at cost net of amortization computed on the straight-line method. Heritage eliminates from its balance sheet any fully amortized intangibles and the related accumulated amortization. Components and useful lives of intangibles and other assets were as follows:

                                                            August 31, 2003                August 31, 2002
                                                    -----------------------------  ------------------------------
                                                    Gross Carrying  Accumulated    Gross Carrying  Accumulated
                                                         Amount     Amortization       Amount      Amortization
                                                    --------------  -------------  --------------  --------------
       Amortized intangible assets
           Noncompete agreements (5
             to 15 years)                            $     42,742   $    (15,893)   $     41,994   $    (10,924)
           Customer lists (15 years)                       28,378         (6,356)         27,245         (4,160)
           Financing costs (3 to 15 years)                  4,225         (1,995)          4,225         (1,291)
           Consulting agreements (2 to 7
              years)                                          517           (367)            618           (390)
                                                     ------------   ------------    ------------   ------------
             Total                                         75,862        (24,611)         74,082        (16,765)
       Unamortized intangible assets
           Trademarks                                       1,309             --             864             --
       Other assets                                           264             --              59             --
                                                     ------------   ------------    ------------   ------------
       Total intangibles and other assets            $     77,435   $    (24,611)   $     75,005   $    (16,765)
                                                     ============   ============    ============   ============

Aggregate amortization expense of intangible assets was $7,811, $8,152, and $6,879 for the years ended August 31, 2003, 2002 and 2001 respectively. The estimated aggregate amortization expense for the next five fiscal years is $7,284 for 2004; $6,980 for 2005; $6,476 for 2006; $6,163 for 2007, and $5,348
for 2008.

GOODWILL

Goodwill is associated with acquisitions made for Heritage's domestic retail segment; therefore, all goodwill is recorded in this segment. Of the $156,595 balance in goodwill, $23,923 is expected to be tax deductible. Goodwill is tested for impairment at the end of each fiscal year end in accordance with SFAS
142. The changes in the carrying amount of goodwill for the years ended August 31, 2002 and 2003 were as follows:

       Balance as of August 31, 2001                        $    153,404
       Goodwill acquired during the year                           6,464
       Impairment losses                                              --
       Goodwill written off to sale of business                   (4,133)
                                                            ------------
       Balance as of August 31, 2002                             155,735

       Goodwill acquired during the year                             860
       Impairment losses                                              --
                                                            ------------
       Balance as of August 31, 2003                        $    156,595
                                                            ============

LONG-LIVED ASSETS

Heritage reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of long-lived assets is not recoverable, Heritage reduces the carrying amount of such assets to fair value. No impairment of long-lived assets was recorded during the years ended August 31, 2003, 2002, and 2001.

ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following:

                                                          August 31,   August 31,
                                                             2003         2002
                                                          ----------   ----------
       Interest payable                                   $    4,485   $    4,100
       Wages and payroll taxes                                 4,932        1,869
       Deferred tank rent                                      4,080        3,585
       Advanced budget payments and
         unearned revenue                                     15,417        8,116
       Customer deposits                                       2,137        2,175
       Taxes other than income                                 2,405        2,027
       Income taxes                                              500           --
       Other                                                   2,037        2,090
                                                          ----------   ----------
            Accrued and other current liabilities         $   35,993   $   23,962
                                                          ==========   ==========

INCOME TAXES

Heritage is a master limited partnership. As a result, Heritage's earnings or losses for federal and state income tax purposes are included in the tax returns of the individual partners. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of Heritage except those incurred by corporate subsidiaries of Heritage that are subject to income taxes. On May 31, 2003 Guilford Gas Service, Inc., one of the Partnership's taxable subsidiaries was merged with the Operating Partnership. Taxes recorded in connection with this liquidation were approximately $250. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership Agreement. As of August 31, 2003 and 2002, there was a liability of $500 and $0 recorded for income taxes incurred by Heritage's corporate subsidiaries, respectively.

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

SFAS 123 requires that significant assumptions be used during the year to estimate the fair value, which includes the risk-free interest rate used, the expected life of the grants under each of the plans and the expected distributions on each of the grants. Heritage assumed a weighted average risk free interest rate of 5.72% for the year ended August 31, 2003, 6.18% for the year ended August 31, 2002 and 5.96% for the year ended August 31, 2001 in estimating the present value of the future cash flows of the distributions during the vesting period on the measurement date of each grant. Annual average cash distributions at the grant date were estimated to be $2.39 for the year ended August 31, 2003, $2.37 for the year ended August 31, 2002, and $2.35 for the year ended August 31, 2001. The expected life of each grant is assumed to be the minimum vesting period under certain performance criteria of each grant. The following table illustrates the effect on limited partners' interest in net income (loss) and the basic and diluted net income (loss) per limited partner unit if Heritage had applied the fair value recognition provisions of SFAS 123 to the Restricted Unit Plan and the Long-Term Incentive Plan for all periods presented.

                                                                           Years ended August 31,
                                                               ------------------------------------------------
                                                                    2003             2002              2001
                                                               --------------   --------------   --------------

BASIC NET INCOME PER LIMITED PARTNER UNIT:
Limited Partners' interest in net income                       $       29,823   $        3,984   $       18,879
Add:  Deferred compensation expense, net of General
   Partner's and minority interest, included in
   limited partners' interest in net income                             1,135            1,841            1,057
Deduct:  Deferred compensation expense determined
   under the fair value based method, net of
   General Partner's and minority interest                             (1,135)            (968)          (1,079)
                                                               --------------   --------------   --------------

Pro forma limited partners' interest in net income             $       29,823   $        4,857   $       18,857
                                                               ==============   ==============   ==============

Weighted average limited partner units                             16,635,966       15,738,621       13,223,184
                                                               ==============   ==============   ==============

Basic net income per limited partner unit as reported          $         1.79   $         0.25   $         1.43
                                                               ==============   ==============   ==============

Basic net income per limited partner unit pro forma            $         1.79   $         0.31   $         1.43
                                                               ==============   ==============   ==============

Weighted average limited partner units, assuming
   dilutive effect of phantom units                                16,694,343       15,777,307       13,254,908
                                                               ==============   ==============   ==============

Diluted net income per limited partner unit as reported $                1.79   $         0.25   $         1.42
                                                               ==============   ==============   ==============

Diluted net income per limited partner unit pro forma          $         1.79   $         0.31   $         1.42
                                                               ==============   ==============   ==============

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

                                                            Years Ended August 31,
                                                ---------------------------------------------
                                                     2003            2002           2001
                                                -------------   -------------   -------------

BASIC NET INCOME PER LIMITED PARTNER UNIT:
Limited partners' interest in net income        $      29,823   $       3,984   $      18,879
                                                =============   =============   =============

Weighted average limited partner units             16,635,966      15,738,621      13,223,184
                                                =============   =============   =============

Basic net income per limited partner unit       $        1.79   $        0.25   $        1.43
                                                =============   =============   =============

DILUTED NET INCOME PER LIMITED PARTNER UNIT:
Limited partners' interest in net income        $      29,823   $       3,984   $      18,879
                                                =============   =============   =============


Weighted average limited partner units             16,635,966      15,738,621      13,223,184
Dilutive effect of Phantom Units                       58,377          38,686          31,724
                                                -------------   -------------   -------------
Weighted average limited partner units,
   assuming dilutive effect of Phantom Units       16,694,343      15,777,307      13,254,908
                                                =============   =============   =============


Diluted net income per limited partner unit     $        1.79   $        0.25   $        1.42
                                                =============   =============   =============


USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management include, but are not limited to, allowances for doubtful accounts, derivative hedging instruments, liquids marketing assets and liabilities, purchase accounting allocations and subsequent realizability of intangible assets, and general business and medical self-insurance reserves. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the 2003 presentation. These reclassifications have no impact on net income or partners' capital.

FAIR VALUE

The carrying amounts of accounts receivable and accounts payable approximate their fair value. Based on the estimated borrowing rates currently available to Heritage for long-term loans with similar terms and average maturities, the aggregate fair value and carrying amount of long-term debt at August 31, 2003 was $421,579 and $399,071, respectively. The fair value and carrying amount of long-term debt at August 31, 2002 was approximately $470,264 and $440,179, respectively.

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

Heritage had certain call options that settled during the year ended August 31, 2003 that were designated as cash flow hedging instruments in accordance with SFAS 133. The call options gave Heritage the right, but not the obligation, to buy a specified number of gallons of propane at a specified price at any time until a specified expiration date. Heritage entered into these options to hedge pricing on the forecasted propane volumes to be purchased during each of the one-month periods ending February 2003 and March 2003. Heritage utilized hedging transactions to provide price protection against significant fluctuations in propane prices. During the years ended August 31, 2003, 2002, and 2001, Heritage reclassified into earnings through cost of products sold, a gain of $553, a loss of $7,016, and a gain of $3,844 respectively, that were previously reported in accumulated other comprehensive income (loss). There were no such financial instruments outstanding as of August 31, 2003.

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

Heritage adopted SFAS 142 on September 1, 2001 and accordingly has discontinued the amortization of goodwill. Under the provisions of SFAS 142, Heritage was required to perform a transitional goodwill impairment appraisal within six months from the time of adoption. Management completed an assessment of the fair value of each of Heritage's operating segments, which were compared with the carrying value of each segment to determine whether any impairment existed on the date of adoption. Heritage completed the transitional goodwill impairment appraisal and has determined that based on the fair value of Heritage's operating segments, Heritage's goodwill was not impaired as of September 1, 2001. Management has determined that a detailed evaluation of the Partnership's operating segments as of August 31, 2003 is not necessary based on the fact that there has not been a significant change in the components of the Partnership's operating segments since the last evaluation, the previous fair value of the Partnership's operating segments substantially exceeded the carrying value, and the likelihood that the Partnership's operating segments current carrying value exceeds its current fair value is remote based on an analysis of events and circumstances since the Partnership's most recent evaluation. Accordingly, no impairment of the Partnership's goodwill was recorded for the year ended August 31, 2003. The Partnership will continue to test goodwill for impairment as of the end of each fiscal year. The adoption of SFAS 142 eliminated goodwill amortization that would have totaled approximately $5,704 for the each of the years ended August 31, 2003 and 2002, based on the balances as of August 31, 2001, and totaled approximately $4,910 for the year ended August 31, 2001.

The following table reflects the effect of the adoption of SFAS 142 on net income as if SFAS 142 had been in effect for all of the periods presented:

                                                               Years Ended August 31,
                                                     ------------------------------------------
                                                         2003           2002            2001
                                                     ------------   ------------   ------------
Net income as reported                               $     31,142   $      4,902   $     19,710
Add back: goodwill amortization                                --             --          4,910
                                                     ------------   ------------   ------------
Adjusted net income                                        31,142          4,902         24,620
Adjusted General Partner's interest in net
  income                                                    1,319            918            880
                                                     ------------   ------------   ------------
Adjusted Limited Partners' interest in net
  income                                             $     29,823   $      3,984   $     23,740
                                                     ============   ============   ============

Basic net income per limited partner unit:
     As reported                                     $       1.79   $       0.25   $       1.43
     Goodwill amortization                                     --             --           0.37
                                                     ------------   ------------   ------------
     As adjusted                                     $       1.79   $       0.25   $       1.80
                                                     ============   ============   ============
Diluted net income per limited partner unit:
     As reported                                     $       1.79   $       0.25   $       1.42
     Goodwill amortization                                     --             --           0.37
                                                     ------------   ------------   ------------
     As adjusted                                     $       1.79   $       0.25   $       1.79
                                                     ============   ============   ============

MARKETABLE SECURITIES

Heritage's marketable securities are classified as available-for-sale securities and are reflected as a current asset on the consolidated balance sheet at their fair value. During the year ended August 31, 2003, Heritage determined there was a non-temporary decline in the market value of its available-for-sale securities, and reclassified into earnings a loss of $2,823, which is net of minority interest and is recorded in other expense. Unrealized holding gains (losses) of $480, $(1,575), and $(2,077) for the years ended August 31, 2003, 2002, and 2001, respectively, were recorded through accumulated other comprehensive income (loss) based on the market value of the securities.

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

The notional amounts and terms of these financial instruments as of August 31, 2003 and 2002 include fixed price payor for 45 and 1,180 barrels of propane, respectively, and fixed price receiver of 195 and 1,076 barrels of propane, respectively. Notional amounts reflect the volume of the transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure Heritage's exposure to market or credit risks.

Estimates related to Resource's liquids marketing activities are sensitive to uncertainty and volatility inherent in the energy commodities markets and actual results could differ from these estimates. A theoretical change of 10% in the underlying commodity value of the liquids marketing contracts would result in an approximate $345 change in the market value of the contracts as there were approximately 6.3 million gallons of net unbalanced positions at August 31, 2003.

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

The following table summarizes the fair value of Resources' contracts, aggregated by method of estimating fair value of the contracts as of August 31, 2003 and 2002 where settlement had not yet occurred. Resources' contracts all have a maturity of less than 1 year. The market prices used to value these transactions reflect management's best estimate considering various factors including closing average spot prices for the current and outer months plus a differential to consider time value and storage costs.

                                                August 31,     August 31,
           Source of Fair Value                    2003            2002
--------------------------------------------   ------------   ------------
Prices actively quoted                         $         80   $      1,276
Prices based on other valuation methods                   3          1,025
                                               ------------   ------------
     Assets from liquids marketing             $         83   $      2,301
                                               ============   ============

Prices actively quoted                         $         80   $        669
Prices based on other valuation methods                  --          1,149
                                               ------------   ------------
     Liabilities from liquids marketing        $         80   $      1,818
                                               ============   ============

Unrealized gains (losses)                      $          3   $        483
                                               ============   ============

The following table summarizes the changes in the unrealized fair value of Resources' contracts where settlement had not yet occurred for the fiscal years ended August 31, 2003, 2002 and 2001.

                                                            August 31,     August 31,      August 31,
                                                               2003           2002            2001
                                                            ----------     ----------      ----------

Unrealized gains (losses) in fair value of contracts
     outstanding at the beginning of the period             $      483     $     (665)     $      591
Unrealized gains (losses) recognized at inception of
     contracts                                                      --             --              --
Unrealized gains (losses) recognized as a result of
     changes in valuation techniques and assumptions                --             --              --
Other unrealized gains (losses) recognized during the
     period                                                        850          1,207             250
Less:  Realized gains (losses) recognized during the
     period                                                      1,330             59           1,506
                                                            ----------     ----------      ----------
Unrealized gains (losses) in fair value of contracts
     outstanding at the end of the period                   $        3     $      483      $     (665)
                                                            ==========     ==========      ==========

The following table summarizes the gross transaction volumes in barrels for liquids marketing contracts that were physically settled for the years ended August 31, 2003, 2002 and 2001:

                                                          (in thousands)
                   Fiscal year ended August 31, 2003             181
                   Fiscal year ended August 31, 2002             350
                   Fiscal year ended August 31, 2001           1,193

RECENTLY ISSUED ACCOUNTING STANDARDS

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

In November 2002, the FASB issued Financial Interpretation No. 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 expands the existing disclosure requirements for guarantees and requires that companies recognize a liability for guarantees issued after December 31, 2002. The implementation of FIN 45 did not have a significant impact on Heritage's financial position or results of operations.

In January 2003, the FASB issued Financial Interpretation No. 46 Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51 (FIN 46). FIN 46 clarifies Accounting Research Bulletin No. 51, Consolidated Financial Statements. If certain conditions are met, this interpretation requires the primary beneficiary to consolidate certain variable interest entities in which equity investors lack the characteristics of a controlling interest or do not have sufficient equity investment at risk to permit the variable interest entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interest entities acquired before February 1, 2003, the interpretation is effective for the first fiscal year or interim period beginning after June 15, 2003. Management does not believe FIN 46 will have a significant impact on Heritage's financial position or results of operations.

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

3. ACQUISITIONS

On January 2, 2003, Heritage purchased the propane assets of V-1 Oil Co. ("V-1") of Idaho Falls, Idaho for total consideration of $35.4 million after post-closing adjustments. The acquisition price was payable $20.0 million in cash, with $17.3 million of that amount financed by the Acquisition Facility, and by the issuance of 551,456 Common Units of Heritage valued at $15.0 million, and assumed $0.4 million in liabilities. V-1's propane distribution network included 35 customer service locations in Colorado, Idaho, Montana, Oregon, Utah, Washington, and Wyoming. Heritage was able to expand its market presence in the Northwest and achieve a greater geographical balance through the transaction with V-1. This acquisition enhanced Heritage's current operations and reduced costs through synergies with existing operations in locations in which Heritage was already conducting business. The results of operations of V-1 from January 2, 2003 to August 31, 2003 are included in the consolidated statement of operations of Heritage for the year ended August 31, 2003.

The following unaudited pro forma consolidated results of operations are presented as if the acquisition of V-1 had been made at the beginning of the periods presented:

                                                           Years ended August 31,
                                                     ---------------------------------
                                                          2003                2002
                                                     --------------     --------------
Total revenues                                       $      582,690     $      494,805
Limited partners' interest in net income             $       31,430     $        6,806
Basic net income per limited partner unit            $         1.89     $          .42
Diluted net income per limited partner unit          $         1.88     $          .42

The pro forma consolidated results of operations include adjustments to give effect to depreciation on the step-up of property, plant and equipment, amortization of customer lists, interest expense on acquisition debt, and certain other adjustments. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been made at the beginning of the periods presented or the future results of the combined operations. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed of V-1 as of the date of acquisition:

                                        January 2,
                                           2003
                                        ----------
Current assets                          $    4,952
Property, plant, & equipment                29,324
Goodwill                                        20
Customer lists (15 years)                      740
Trademarks                                     370
                                        ----------
   Total assets acquired                $   35,406
                                        ----------

   Total liabilities assumed                  (423)
                                        ----------
   Net assets acquired                  $   34,983
                                        ==========

Of the total amount assigned to goodwill, $20 is expected to be deductible for tax purposes.

During the year ended August 31, 2003, Heritage also acquired substantially all of the assets of four other companies, which included V-1 Oil Company of Spokane, Washington, Stegall Petroleum located in North Carolina, 1st Propane of Boise Idaho, and Love Propane Gas located in South Carolina. Heritage also purchased the stock of Tri-Cities Gas Company, Inc. located in Alabama. The aggregate purchase price for these acquisitions totaled $6.4 million, which included liabilities assumed and non-compete agreements of $1.4 million for periods ranging from five to ten years. In the aggregate, these acquisitions are not material for proforma disclosure purposes. These acquisitions were financed primarily with the acquisition facility and were accounted for by the purchase method under SFAS 141. Heritage has historically accounted for business combinations using the purchase method; therefore, the guidelines of SFAS 141 did not have a significant impact on how the Partnership accounted for these acquisitions.

During the year ended August 31, 2002, Heritage purchased the stock of Virginia Gas Propane Company, Inc., in Virginia, Mt. Pleasant Propane, Inc. in Tennessee and two other smaller companies. Heritage also acquired substantially all of the assets of six companies, which included Tri-County Propane, Inc., located in North Carolina, Franconia Gas Corporation located in New Hampshire and Quality Gas, Inc. also located in North Carolina. The aggregate purchase price for these acquisitions totaled $24,915, which included liabilities assumed and non-compete agreements of $5.2 million for periods ranging from five to ten years. In the aggregate, these acquisitions are not material for proforma disclosure purposes. These acquisitions were financed primarily with the acquisition facility and were accounted for by the purchase method under SFAS 141.

Heritage recorded the following intangible assets in conjunction with these acquisitions as of August 31, 2003 and 2002:

                                                                2003             2002
                                                            ------------     ------------
         Customer lists (15 years)                          $      1,166     $      1,066
         Non-compete agreements (5 to 10 years)                      769            2,800
                                                            ------------     ------------
                  Total amortized intangible assets                1,935            3,866

         Trademarks and tradenames                                   381              864
         Goodwill                                                    860            6,464
         Other assets                                                 --               96
                                                            ------------     ------------
                  Total intangible assets acquired          $      3,176     $     11,290
                                                            ============     ============

Goodwill was warranted because these acquisitions enhance Heritage's current operations and certain acquisitions are expected to reduce costs through synergies with existing operations. Heritage assigned all of the goodwill acquired to the retail operating segment of the Partnership. The results of operations from these acquisitions are included on the Partnership's statement of operations from the dates acquired.

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

The results of operations of ProFlame are included in the consolidated statement of operations of Heritage for the years ended August 31, 2003 and 2002.

The following unaudited pro forma consolidated results of operations are presented as if the series of transactions with ProFlame and Heritage had been made at the beginning of the period presented:

                                                                           Year Ended
                                                                           August 31,
                                                                             2001
                                                                         ------------
         Total revenues                                                  $    595,317
         Limited partners' interest in net income                        $     19,492
         Basic and diluted net income per limited partner unit           $       1.47

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

During 2001, Heritage purchased all of the common stock of EnergyNorth Propane, Inc. and its VGS Propane, LLC subsidiary in northern New England, and all of the stock of one other small company. Heritage acquired substantially all of the assets of seven other companies during the fiscal year ended August 31, 2001. These acquisitions totaled $60,473, which included liabilities assumed and non-compete agreements of $3,010 for periods ranging up to ten years. These acquisitions were financed primarily with the acquisition facility and the issuance of 1,610,000 Common Units.

4. WORKING CAPITAL FACILITY AND LONG-TERM DEBT:

During the year ended August 31, 2003, Heritage used approximately $35.9 million of the $44.5 million net proceeds from the sale of the Partnership's Common Units to repay a portion of the indebtedness outstanding under various tranches of its Senior Secured Notes. Long-term debt consists of the following:

                                                        August 31,         August 31,
                                                           2003              2002
                                                       ------------      ------------
1996 8.55% Senior Secured Notes                        $     96,000      $    108,000

1997 Medium Term Note Program:

  7.17% Series A Senior Secured Notes                        12,000            12,000
  7.26% Series B Senior Secured Notes                        20,000            20,000
  6.50% Series C Senior Secured Notes                         2,143             2,857
  6.59% Series D Senior Secured Notes                            --             4,444
  6.67% Series E Senior Secured Notes                            --             5,000

2000 and 2001 Senior Secured Promissory Notes:

  8.47% Series A Senior Secured Notes                        16,000            16,000
  8.55% Series B Senior Secured Notes                        32,000            32,000
  8.59% Series C Senior Secured Notes                        27,000            27,000
  8.67% Series D Senior Secured Notes                        58,000            58,000
  8.75% Series E Senior Secured Notes                         7,000             7,000
  8.87% Series F Senior Secured Notes                        40,000            40,000
  7.21% Series G Senior Secured Notes                        19,000            26,500
  7.89% Series H Senior Secured Notes                         8,000            27,500
  7.99% Series I Senior Secured Notes                        16,000            16,000

Senior Revolving Acquisition Facility                        24,700            14,000

Notes Payable on noncompete agreements with
interest imputed at rates averaging 7.38%, due in
installments through 2010, collateralized by a
first security lien on certain assets of Heritage            20,110            22,314

Other                                                         1,118             1,564

Current maturities of long-term debt                        (38,309)          (20,158)
                                                       ------------      ------------
                                                       $    360,762      $    420,021
                                                       ============      ============


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

         Series G Notes:                mature at the rate of $3,800 on May 15
                                        in each of the years 2004 to and
                                        including 2008. Interest is paid
                                        quarterly. $7.5 million of these notes
                                        were retired during the fiscal year
                                        ended August 31, 2003.

         Series H Notes:                mature at the rate of $727 on May 15 in
                                        each of the years 2006 to and including
                                        2016. Interest is paid quarterly. $19.5
                                        million of these notes were retired
                                        during the fiscal year ended August 31,
                                        2003.

         Series I Notes:                mature in one payment of $16,000 on May
                                        15, 2013. Interest is paid quarterly.

The Senior Secured Notes, the Medium Term Note Program, and the Senior Secured Promissory Notes contain restrictive covenants including limitations on substantial disposition of assets, changes in ownership of Heritage, additional indebtedness, and require the maintenance of certain financial ratios. At August 31, 2003, Heritage was in compliance with these covenants or had no continuing defaults. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of Heritage's subsidiaries secure the notes.

The Note Agreements for each of the Senior Secured Notes, Medium Term Note Program and Senior Secured Promissory Notes, and the Bank Credit Facility contain customary restrictive covenants applicable to the Operating Partnership, including limitations on the level of additional indebtedness, creation of liens, and sale of assets. These covenants require the Operating Partnership to maintain ratios of Consolidated Funded Indebtedness to Consolidated EBITDA (as these terms are similarly defined in the Bank Credit Facility and the Note Agreements) of not more than 5.00 to 1 for the Bank Credit Facility and not more than 5.25 to 1 for the Note Agreements and Consolidated EBITDA to Consolidated Interest Expense (as these terms are similarly defined in the Bank Credit Facility and the Note Agreements) of not less than 2.25 to 1. The Consolidated EBITDA used to determine these ratios is calculated in accordance with these debt agreements. For purposes of calculating the ratios under the Bank Credit Facility and the Note Agreements, Consolidated EBITDA is based upon Heritage's EBITDA, as adjusted for the most recent four quarterly periods, and modified to give pro forma effect for acquisitions and divestures made during the test period and is compared to Consolidated Funded Indebtedness as of the test date and the Consolidated Interest Expense for the most recent twelve months. These debt agreements also provide that the Operating Partnership may declare, make, or incur a liability to make, a restricted payment during each fiscal quarter, if: (a) the amount of such restricted payment, together with all other restricted payments during such quarter, do not exceed Available Cash with respect to the immediately preceding quarter; and (b) no default or event of default exists before such restricted payment and after giving effect thereto. The debt agreements further provide that Available Cash is required to reflect a reserve equal to 50% of the interest to be paid on the notes. In addition, in the third, second and first quarters preceding a quarter in which a scheduled principal payment is to be made on the notes, Available Cash is required to reflect a reserve equal to 25%, 50%, and 75%, respectively, of the principal amount to be repaid on such payment dates.

Failure to comply with the various restrictive and affirmative covenants of the Operating Partnership's Bank Credit Facility and the Note Agreements could negatively impact the Operating Partnership's ability to incur additional debt and/or Heritage's ability to pay distributions. The Operating Partnership is required to measure these financial tests and covenants quarterly and was in compliance or had no continuing defaults with all requirements, tests, limitations, and covenants related to the Senior Secured Notes, Medium Term Note Program and Senior Secured Promissory Notes, and the Bank Credit Facility at August 31, 2003.

Effective July 16, 2001, the Operating Partnership entered into the Fifth Amendment to the First Amended and Restated Credit Agreement (Bank Credit Facility). The terms of the Bank Credit Facility as amended are as follows:

         A $65,000 Senior Revolving Working Capital Facility, expiring June 30, 2004 with $26,700 outstanding at August 31, 2003. The interest rate and interest payment dates vary depending on the terms Heritage agrees to when the money is borrowed. Heritage must be free of all working capital borrowings for 30 consecutive days each fiscal year. The weighted average interest rate was 2.49125% for the amount outstanding at August 31, 2003. The maximum commitment fee payable on the unused portion of the facility is 0.50%. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of Heritage's subsidiaries secure the Senior Revolving Working Capital Facility.

         A $50,000 Senior Revolving Acquisition Facility is available through December 31, 2003, at which time the outstanding amount must be paid in ten equal quarterly installments beginning March 31, 2004, with $24,700 outstanding as of August 31, 2003. The interest rate and interest payment dates vary depending on the terms Heritage agrees to when the money is borrowed. The weighted average interest rate was 2.49125% for the amount outstanding at August 31, 2003. The maximum commitment fee payable on the unused portion of the facility is 0.50%. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of Heritage's subsidiaries secure the Senior Revolving Acquisition Facility.

Future maturities of long-term debt for each of the next five fiscal years and thereafter are $38,309 in 2004; $40,288 in 2005; $48,474 in 2006; $38,514 in
2007; $45,223 in 2008, and $188,263 thereafter.

5. COMMITMENTS AND CONTINGENCIES:

Certain property and equipment is leased under noncancelable leases, which require fixed monthly rental payments and expire at various dates through 2020. Rental expense under these leases totaled approximately $2,997, $2,977 and $2,708 for the years ended August 31, 2003, 2002 and August 31, 2001, respectively, and has been included in operating expenses in the accompanying statements of operations. Certain of these leases contain renewal options and also contain escalation clauses, which are accounted for on a straight-line basis over the minimum lease term. Fiscal year future minimum lease commitments for such leases are $2,916 in 2004; $1,906 in 2005; $1,325 in 2006; $929 in
2007; $934 in 2008 and $846 thereafter.

The General Partner has employment agreements with seven employees. The employment agreements provide for total annual base salary of $1,545. The employment agreements provide for the Executives to participate in bonus and incentive plans.

The Employment Agreements provide that in the event of a change of control of the ownership of the General Partner or in the event an Executive (i) is involuntarily terminated (other than for "misconduct" or "disability") or (ii) voluntarily terminates employment for "good reason" (as defined in the agreements), such Executive will be entitled to continue receiving his base salary and to participate in all group health insurance plans and programs that may be offered to executives of the General Partner for the remainder of the term of the Employment Agreement or, if earlier, the Executive's death, and the Executive will vest immediately in the Minimum Award of the number of Common Units to which the Executive is entitled under the Long Term Incentive Plan to the extent not previously awarded, and if the Executive is terminated as a result of the foregoing, all restrictions on the transferability of the units purchased by such executive under the Subscription Agreement dated as of June 15, 2000, shall automatically lapse in full on such date. If such change were to have occurred on August 31, 2003, the General Partner would be required to pay the remaining portion of $1,545 in base salary for the Executives and a maximum of 174,993 Common Units or approximately $5,477 based on a per unit price of $31.30 would be awarded under the Long Term Incentive Plan, of which $915, $1,500 and $750 has been included in operating expenses in the accompanying statements of operations for the years ending August 31, 2003, 2002 and 2001, respectively. Pursuant to the transactions announced November 6, 2003, the "change of control" provisions of the Employment Agreements will be triggered upon consummation of the acquisition by La Grange Energy of Heritage's General Partner, and will result in the payment of approximately $1.5 million and the issuance of up to 174,993 Common Units pursuant to their terms. In addition, pursuant to the terms of one of the Employment Agreements, an additional 20,000 Common Units will be issued. Each Employment Agreement also provides that if any payment received by an Executive is subject to the 20% federal excise tax under Section 4999(a) of the Code of the Internal Revenue Service, the payment will be grossed up to permit the Executive to retain a net amount on an after-tax basis equal to what he would have received had the excise tax and all other federal and state taxes on such additional amount not been payable. In addition, each Employment Agreement contains non-competition and confidentiality provisions.

Heritage is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against Heritage. In the opinion of management, all such matters are either covered by insurance, are without merit or involve amounts, which, if resolved unfavorably, would not have a significant effect on the financial position or results of operations of Heritage. Once management determines that information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred, an accrual is established equal to management's estimate of the likely exposure. For matters that are covered by insurance, the Partnership accrues the related deductible. As of August 31, 2003 and 2002, an accrual of $941 and $671, respectively, was recorded as accrued and other current liabilities on the Partnership's consolidated balance sheets.

Petroleum-based contamination or environmental wastes are known to be located on or adjacent to six sites, on which Heritage presently has, or formerly had, operations. These sites were evaluated at the time of their acquisition. In all cases, remediation operations have been or will be undertaken by others, and in all six cases, Heritage obtained indemnification for expenses associated with any remediation from the former owners or related entities. Heritage has not been named as a potentially responsible party at any of these sites, nor has the Partnership's operations contributed to the environmental issues at these sites. Accordingly, no amounts have been recorded in the Partnership's August 31, 2003 or 2002 consolidated balance sheets. Based on information currently available to Heritage, such projects are not expected to have a material adverse effect on Heritage's financial condition or results of operations.

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

Heritage has entered into several purchase and supply commitments with varying terms as to quantities and prices, which expire at various dates through March 2004.

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

On September 1, 2002 and April 14, 2003, an additional 500 and 2,000 Common Units, respectively, were issued by the Partnership to holders of grants that had previously been awarded under the terms of the Partnership's Restricted Unit Plan. On August 10, 2003, the Partnership issued 66,118 Common Units under the terms of the Partnership's Long-Term Incentive Plan upon the attainment of the performance targets required for such awards.

On January 2, 2003, the Partnership issued 551,456 Common Units, with a total value of $15 million, in exchange for certain assets acquired in connection with the acquisition of the propane distribution assets of V-1 Oil Co.

On May 20, 2003, the Partnership sold 1,610,000 Common Units in an underwritten public offering at a public offering price of $29.26 per unit. This sale included the exercise of the underwriters' over-allotment option to purchase an additional 210,000 Common Units. Heritage used approximately $35.9 million of the $44.5 million net proceeds from the sale of the Common Units to repay a portion of the indebtedness outstanding under various tranches of its Senior Secured Notes. The remainder of the proceeds was used for general partnership purposes, including repayment of additional debt. To effect the transfer of the contribution required by the General Partner to maintain its 1% general partner interest in the Partnership and its 1.0101% general partner interest in the Operating Partnership as a result of the offering, the General Partner contributed 32,692 previously issued Common Units back to the Partnership and those units were cancelled.

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

The Minimum Quarterly Distribution was made to the Common and Subordinated Unitholders for the quarters ended November 30, 1996 through August 31, 1998. For the quarter ended November 30, 1998, a quarterly distribution of $0.5125 was paid to the Common and Subordinated Unitholders. For each of the quarters ended February 28, 1999 through and including May 31, 2000, quarterly distributions of $0.5625, respectively, were paid to the Common and Subordinated Unitholders. Heritage raised the quarterly distribution $0.0125 per unit each quarter beginning with the quarter ended August 31, 2000, to $0.6375 per unit (or $2.55 annually) for the quarter ended November 30, 2001. The distribution remained at $0.6375 per unit for each of the quarters ended February 28, 2002 through and including May 31, 2003. Heritage raised the quarterly distribution $0.0125 per unit for the quarter ended August 31, 2003, to $0.65 per unit (or $2.60 annually). The quarterly distributions for the quarters ended February 28, 1999 through August 31, 2003 included incentive distributions payable to the General Partner to the extent the quarterly distribution exceeded $0.55 per unit.

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

The total amount of distributions for the 2003 fiscal year on Common Units, the general partner interests and the Incentive Distribution Rights totaled $43.7 million, $0.9 million and $1.0 million, respectively. All such distributions were made from Available Cash from Operating Surplus.

RESTRICTED UNIT PLAN

The General Partner has adopted the Amended and Restated Restricted Unit Plan dated August 10, 2000, amended February 4, 2002 as the Second Amended and Restated Restricted Unit Plan (the "Restricted Unit Plan"), for certain directors and key employees of the General Partner and its affiliates. The Restricted Unit Plan covers rights to acquire 146,000 Common Units. The right to acquire the Common Units under the Restricted Unit Plan, including any forfeiture or lapse of rights is available for grant to key employees on such terms and conditions (including vesting conditions) as the Compensation Committee of the General Partner shall determine. Each director shall automatically receive a Director's grant with respect to 500 Common Units on each September 1 that such person continues as a director. Newly elected directors are also entitled to receive a grant with respect to 2,000 Common Units upon election or appointment to the Board. Directors who are employees of U.S. Propane, TECO, Atmos Energy, Piedmont Natural Gas or AGL Resources or their affiliates are not entitled to receive a Director's grant of Common Units. Generally, the rights to acquire the Common Units will vest upon the later to occur of (i) the three-year anniversary of the grant date, or on such terms as the Compensation Committee may establish, which may include the achievement of performance objectives. In the event of a "change of control" (as defined in the Restricted Unit Plan), all rights to acquire Common Units pursuant to the Restricted Unit Plan will immediately vest. Pursuant to the transactions announced November 6, 2003, the vesting provisions of the Restricted Unit Plan will be triggered, except for waivers granted thereunder, upon consummation of La Grange Energy's acquisition of Heritage's General Partner, resulting in the early vesting of any awards thereunder.

The issuance of the Common Units pursuant to the Restricted Unit Plan is intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation in respect of the Common Units. Therefore, no consideration will be payable by the plan participants upon vesting and issuance of the Common Units. As of August 31, 2003, 39,400 restricted units are outstanding and 15,800 are available for grants to non-employee directors and key employees. Subsequent to August 31, 2003, 14,800 additional Phantom Units vested pursuant to the vesting rights of the Restricted Unit Plan and Common Units were issued.

During the fiscal years ended August 31, 2003, 2002, and 2001, 15,000, 9,600, and 29,800 units were granted under the Restricted Unit Plan, respectively. The units had a weighted-average fair value of $20.24, $20.48, and $15.06 per unit at the grant date, respectively. During fiscal year 2003, 2,500 Phantom Units vested pursuant to the vesting rights of the Restricted Unit Plan and Common Units were issued. During fiscal year 2002, 11,750 Phantom Units vested pursuant to the vesting rights of the Restricted Unit Plan and Common Units were issued, and 5,000 Phantom Units previously granted were forfeited. During fiscal year 2001, 72,050 Phantom Units vested pursuant to the vesting rights of the Restricted Unit Plan and Common units were issued.

Deferred compensation expense of $244 was recognized for the year ended August 31, 2003. For the years ended August 31, 2002 and 2001, Heritage followed the disclosure only provisions of SFAS 123, as amended by SFAS 148 and APB Opinion No. 25 Accounting for Stock Issued to Employees (APB 25). Under APB 25 the Restricted Unit Plan was classified as a variable plan so that an estimate of compensation was required based on a combination of the fair market value of the Common Units as of the end of the reporting period and an assessment of meeting certain performance criteria. Deferred compensation expense on this plan of $378 and $323 was recognized for the years ended August 31, 2002 and 2001, respectively based on the fair value of such units at the end of each period.

LONG-TERM INCENTIVE PLAN

Effective September 1, 2000, Heritage adopted a long-term incentive plan whereby Common Units will be awarded based on achieving certain targeted levels of Distributed Cash (as defined in the Long Term Incentive Plan) per unit. Awards under the program will be made starting in 2003 based upon the average of the prior three years' Distributed Cash per unit. A minimum of 250,000 Common Units and if certain targeted levels are achieved, a maximum of 500,000 Common Units will be awarded. During the fiscal year ended August 31, 2003, 66,118 units vested pursuant to the vesting rights of the Long-Term Incentive Plan and Common Units were issued, and 8,889 units were forfeited.

Deferred compensation expense on this plan of $915 was recognized for the year ended August 31, 2003. For the years ended August 31, 2002 and 2001, Heritage followed the disclosure only provisions of SFAS 123, and APB 25. Under APB 25, the Long Term Incentive Plan was classified as a variable plan so that an estimate of compensation was required based on a combination of the fair market value of the Common Units as of the end of the reporting period and an assessment of meeting certain performance criteria. Deferred compensation expense on this plan of $1,500 and $756 was recognized for the years ended August 31, 2002 and 2001, respectively based on the fair value of such units at the end of each period. The expense was determined based on the Partnership achieving the minimum award available under the plan.

7. PROFIT SHARING AND 401(K) SAVINGS PLAN:

Heritage sponsors a defined contribution profit sharing and 401(k) savings plan (the "Plan"), which covers all employees subject to service period requirements. Contributions are made to the Plan at the discretion of the Board of Directors and are allocated to eligible employees as of the last day of the plan year based on their pro rata share of total contributions. Employer matching contributions are calculated using a discretionary formula based on employee contributions. Heritage did not recognize any expense under the profit sharing provision of the Plan during the years ended August 31, 2003, 2002 or 2001. Heritage made matching contributions of $2,144, $2,339, and $2,260 to the 401(k) savings plan for the years ended August 31, 2003, 2002 and 2001, respectively.

8. RELATED PARTY TRANSACTIONS:

Heritage has no employees and is managed by the General Partner. Pursuant to the Partnership Agreement, the General Partner is entitled to reimbursement for all direct and indirect expenses incurred or payments it makes on behalf of Heritage, and all other necessary or appropriate expenses allocable to Heritage or otherwise reasonably incurred by the General Partner in connection with operating Heritage's business. These costs, which totaled approximately $108,861 for the year ended August 31, 2003, $95,749 for the year ended August 31, 2002 and $93,442 for the year ended August 31, 2001, include compensation and benefits paid to officers and employees of the General Partner.

Accounts payable to related companies include non-interest bearing amounts payable from Heritage to the General Partner of $4,784 and $3,356 as of August 31, 2003 and 2002 respectively and interest bearing amounts payable of $1,471 and $1,646 to Bi-State Propane as of August 31, 2003 and 2002, respectively. Bi-State Propane purchases all of Bi-State's propane that is delivered to and sold out of its plants from an affiliate of Bi-State under a supply agreement. The supply agreement requires the affiliate to sell propane to Bi-State at the affiliates established cost plus freight charges to the destination. Total purchases under the agreement by Bi-State were 17.0 million gallons, 12.8 million gallons, and 12.4 million gallons for a total cost of $11,975, $7,480, and $11,249 for the years ended August 31, 2003, 2002, and 2001, respectively.

9. REPORTABLE SEGMENTS:

Heritage's financial statements reflect four reportable segments: the domestic retail operations of Heritage, the domestic wholesale operations of Heritage, the foreign wholesale operations of MP Energy Partnership, and the liquids marketing activities of Resources. Heritage's reportable domestic and wholesale fuel segments are strategic business units that sell products and services to different types of users: retail and wholesale customers. Intersegment sales by the foreign wholesale segment to the domestic segment are priced in accordance with the partnership agreement. Resources is a liquids marketing company that buys and sells financial instruments for its own account. Heritage manages these segments separately as each segment involves different distribution, sale and marketing strategies. Heritage evaluates the performance of its operating segments based on operating income, exclusive of domestic and foreign selling, general, and administrative expenses of $14,037, $12,978 and $15,716 for the years ended August 31, 2003, 2002 and 2001, respectively. Selling, general and administrative expenses, interest expense and other expenses are not allocated by segment. Investment in affiliates and equity in earnings of affiliates relates primarily to Heritage's investment in Bi-State Propane (see Note 10), and is part of the domestic retail fuel segment. The following table presents the unaudited financial information by segment for the following periods:

                                                For the Years Ended August 31,
                                        ------------------------------------------------
                                            2003              2002              2001
                                        ------------      ------------      ------------

Gallons:
   Domestic retail fuel                      375,939           329,574           330,242
   Domestic wholesale fuel                    15,343            16,798            12,741
   Foreign wholesale fuel
     Affiliated                               94,881            67,265            86,166
     Unaffiliated                             58,958            65,309            88,882
   Elimination                               (94,881)          (67,265)          (86,166)
                                        ------------      ------------      ------------
       Total                                 450,240           411,681           431,865
                                        ============      ============      ============
Revenues:
   Domestic retail fuel                 $    463,392      $    365,334      $    440,527
   Domestic wholesale fuel                    10,719             9,956             9,902
   Foreign wholesale fuel
     Affiliated                               59,126            33,561            55,798
     Unaffiliated                             36,647            31,248            49,977
   Elimination                               (59,126)          (33,561)          (55,798)
   Liquids marketing                           1,333               542               841
   Other domestic revenues                    59,385            55,245            42,728
                                        ------------      ------------      ------------
       Total                            $    571,476      $    462,325      $    543,975
                                        ============      ============      ============
Operating Income:
   Domestic retail fuel                 $     83,945      $     55,901      $     69,416
   Domestic wholesale fuel                    (2,903)           (3,940)           (1,163)
   Foreign wholesale fuel
     Affiliated                                  784               500               578
     Unaffiliated                              2,608             1,914             1,996
   Elimination                                  (784)             (500)             (578)
   Liquids marketing                             580                64              (110)
                                        ------------      ------------      ------------
       Total                            $     84,230      $     53,939      $     70,139
                                        ============      ============      ============

Gain on Disposal of Assets:
   Domestic retail fuel                 $        386      $        544      $        791
   Domestic wholesale fuel                        44               268                21
                                        ------------      ------------      ------------
       Total                            $        430      $        812      $        812
                                        ============      ============      ============

Minority Interest Expense:
       Corporate                        $        318      $        213      $        408
       Foreign wholesale                         558               361               406
                                        ------------      ------------      ------------
       Total                            $        876      $        574      $        814
                                        ============      ============      ============

Depreciation and
amortization:
       Domestic retail fuel             $     37,442      $     36,550      $     40,135
       Domestic wholesale                        494               426               277
       Foreign wholesale                          23                22                19
                                        ------------      ------------      ------------
       Total                            $     37,959      $     36,998      $     40,431
                                        ============      ============      ============


                                          As of August 31,
                                   -----------------------------
                                       2003             2002
                                   ------------     ------------
Total Assets:
   Domestic retail                 $    691,900     $    667,978
   Domestic wholesale                    12,197           14,372
   Foreign wholesale                     13,912           10,564
   Liquids marketing                      4,474            6,919
   Corporate                             16,356           17,431
                                   ------------     ------------
         Total                     $    738,839     $    717,264
                                   ============     ============

Additions to property, plant
   and equipment including
   acquisitions:
   Domestic retail fuel            $     57,499     $     39,904
   Domestic wholesale                       280               --
   Foreign wholesale                         --               46
   Corporate                              2,344            1,441
                                   ------------     ------------
   Total                           $     60,123     $     41,391
                                   ============     ============

Corporate assets include vehicles, office equipment and computer software for the use of administrative personnel. These assets are not allocated to segments. Corporate minority interest expense relates to U.S. Propane's general partner interest in the Operating Partnership.

10. SIGNIFICANT INVESTEE:

Heritage holds a 50% interest in Bi-State Propane. Heritage accounts for its 50% interest in Bi-State Propane under the equity method. Heritage's investment in Bi-State Propane totaled $8,242 and $7,485 at August 31, 2003 and 2002, respectively. Heritage received distributions from Bi-State Propane of $535 and $400 for the years ended August 31, 2003 and 2002, respectively. On March 1, 2002, the Operating Partnership sold certain assets acquired in the ProFlame acquisition to Bi-State Propane for approximately $9,730 plus working capital. There was no gain or loss recorded on the transaction. This sale was made pursuant to the provision in the Bi-State Propane partnership agreement that requires each partner to offer to sell any newly acquired businesses within Bi-State Propane's area of operations to Bi-State Propane. In conjunction with this sale, the Operating Partnership guaranteed $5 million of debt incurred by Bi-State Propane to a financial institution. Based on the current financial condition of Bi-State Propane, Heritage considers the likelihood of the Partnership incurring a liability resulting from the guarantee to be remote. Heritage has not recorded a liability on the balance sheets as of August 31, 2003 or 2002 for this guarantee because the guarantee was in effect prior to the issuance of FIN 45, and there have been no amendments to the original guarantee.

Bi-State Propane's financial position is summarized below:

                                   August 31,     August 31,
                                      2003           2002
                                   ----------     ----------
Current assets                     $    3,393     $    3,321
Noncurrent assets                      23,187         23,105
                                   ----------     ----------
                                   $   26,580     $   26,426
                                   ==========     ==========

Current liabilities                $    3,701     $    3,344
Long-term debt                          7,750          9,450
Partners' capital:
     Heritage                           8,242          7,485
     Other partner                      6,887          6,147
                                   ----------     ----------
                                   $   26,580     $   26,426
                                   ==========     ==========

Bi-State Propane's results of operations for the years ended August 31, 2003, 2002 and 2001, respectively are summarized below:

                                   For the Years Ended August 31,
                              ----------------------------------------
                                 2003           2002            2001
                              ----------     ----------     ----------
Revenues                      $   22,536     $   16,815     $   19,184
Gross profit                      10,507          8,934          8,055

Net income:
     Heritage                      1,292          1,274          1,186
     Other Partner                 1,275          1,329          1,353

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

                                                                       Quarter Ended
                                             ----------------------------------------------------------------
Fiscal 2003:                                 November 30       February 28        May 31          August 31
                                             ------------     ------------     ------------      ------------
Revenues                                     $    113,460     $    249,809     $    125,739      $     82,468
Gross Profit                                       56,440          121,389           58,958            37,533
Operating income (loss)                            10,925           62,385            6,154            (9,271)
Net income (loss)                                   1,504           49,752           (2,166)          (17,948)
Basic and diluted net income
 (loss) per limited partner unit             $       0.08     $       3.03     $      (0.14)     $      (1.01)

                                                                  Quarter Ended
                                        -----------------------------------------------------------------
Fiscal 2002                             November 30        February 28        May 31          August 31
                                        ------------      ------------     ------------      ------------
Revenues                                $    107,958      $    184,002     $    104,009      $     66,356
Gross Profit                                  47,723            86,859           51,706            37,852
Operating income (loss)                        3,870            39,138            4,434            (6,481)
Net income (loss)                             (4,779)           30,130           (4,319)          (16,130)
Basic and diluted net income
  (loss) per limited partner unit       $      (0.32)     $       1.89     $      (0.28)     $      (1.02)


12. SUBSEQUENT EVENT:

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

         Exhibit
         Number       Description
         -------      -----------

(1)      3.1          Agreement of Limited Partnership of Heritage Propane Partners,
                      L.P.

(10)     3.1.1        Amendment No. 1 to Amended and Restated Agreement of Limited
                      Partnership of Heritage Propane Partners, L.P.

(16)     3.1.2        Amendment No. 2 to Amended and Restated Agreement of Limited
                      Partnership of Heritage Propane Partners, L.P.

(19)     3.1.3        Amendment No. 3 to Amended and Restated Agreement of Limited
                      Partnership of Heritage Propane Partners, L.P.

(19)     3.1.4        Amendment No. 4 to Amended and Restated Agreement of Limited
                      Partnership of Heritage Propane Partners, L.P.

(1)      3.2          Agreement of Limited Partnership of Heritage Operating, L.P.

(12)     3.2.1        Amendment No. 1 to Amended and Restated Agreement of Limited
                      Partnership of Heritage Operating, L.P.

(19)     3.2.2        Amendment No. 2 to Amended and Restated Agreement of Limited
                      Partnership of Heritage Operating, L.P.

(18)     3.3          Amended Certificate of Limited Partnership of Heritage Propane
                      Partners, L.P.

(18)     3.4          Amended Certificate of Limited Partnership of Heritage
                      Operating, L.P.

(20)     4.1          Registration Rights Agreement for Limited Partner Interests of
                      Heritage Propane Partners, L.P.

(7)      10.1         First Amended and Restated Credit Agreement with Banks Dated
                      May 31, 1999

(8)      10.1.1       First Amendment to the First Amended and Restated Credit
                      Agreement dated as of October 15, 1999

(9)      10.1.2       Second Amendment to First Amended and Restated Credit Agreement
                      dated as of May 31, 2000

(10)     10.1.3       Third Amendment dated as of August 10, 2000 to First Amended and Restated Credit Agreement

(13)     10.1.4       Fourth Amendment to First Amended and Restated Credit Agreement
                      dated as of December 28, 2000

(16)     10.1.5       Fifth Amendment to First Amended and Restated Credit Agreement
                      dated as of July 16, 2001

(1)      10.2         Form of Note Purchase Agreement (June 25, 1996)

         Exhibit
         Number       Description
         -------      -----------

(3)      10.2.1       Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996

(4)      10.2.2       Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997

(6)      10.2.3       Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998

(8)      10.2.4       Second Amendment Agreement dated September 1, 1999 to June 25,
                      1996 Note Purchase Agreement

(11)     10.2.5       Third Amendment Agreement dated May 31, 2000 to June 25, 1996
                      Note Purchase Agreement and November 19, 1997 Note Purchase
                      Agreement

(10)     10.2.6       Fourth Amendment Agreement dated August 10, 2000 to June 25,
                      1996 Note Purchase Agreement and November 19, 1997 Note
                      Purchase Agreement

(13)     10.2.7       Fifth Amendment Agreement dated as of December 28, 2000 to June
                      25, 1996 Note Purchase Agreement, November 19, 1997 Note
                      Purchase Agreement and August 10, 2000 Note Purchase Agreement

(1)      10.3         Form of Contribution, Conveyance and Assumption Agreement among
                      Heritage Holdings, Inc., Heritage Propane Partners, L.P. and
                      Heritage Operating, L.P.

(1)      10.6         Restricted Unit Plan

(4)      10.6.1       Amendment of Restricted Unit Plan dated as of October 17, 1996

(12)     10.6.2       Amended and Restated Restricted Unit Plan dated as of August
                      10, 2000

(18)     10.6.3       Second Amended and Restated Restricted Unit Plan dated as of
                      February 4, 2002

(12)     10.7         Employment Agreement for James E. Bertelsmeyer dated as of
                      August 10, 2000

(18)     10.7.1       Consent to Assignment of Employment Agreement for James E.
                      Bertelsmeyer dated February 3, 2002

(21)     10.7.2       Amendment 1 of Employment Agreement for James E. Bertelsmeyer
                      dated August 10, 2002

(24)     10.7.3       Amendment 2 of Employment Agreement for James E. Bertelsmeyer
                      dated April 1, 2003

(12)     10.8         Employment Agreement for R. C. Mills dated as of August 10,
                      2000

(18)     10.8.1       Consent to Assignment of Employment Agreement for R.C. Mills
                      dated February 3, 2002

(12)     10.10        Employment Agreement for H. Michael Krimbill dated as of August
                      10, 2000

(18)     10.10.1      Consent to Assignment of Employment Agreement for H. Michael
                      Krimbill dated February 3, 2002

(12)     10.11        Employment Agreement for Bradley K. Atkinson dated as of August
                      10, 2000

(18)     10.11.1      Consent to Assignment of Employment Agreement for Bradley K.
                      Atkinson dated February 3, 2002

         Exhibit
         Number       Description
         -------      -----------

(12)     10.13        Employment Agreement for Mark A. Darr dated as of August 10,
                      2000

(18)     10.13.1      Consent to Assignment of Employment Agreement for Mark A. Darr
                      dated February 3, 2002

(12)     10.14        Employment Agreement for Thomas H. Rose dated as of August 10,
                      2000

(18)     10.14.1      Consent to Assignment of Employment Agreement for Thomas H.
                      Rose dated February 3, 2002

(12)     10.15        Employment Agreement for Curtis L. Weishahn dated as of August
                      10, 2000

(18)     10.15.1      Consent to Assignment of Employment Agreement for Curtis L.
                      Weishahn dated February 3, 2002

(5)      10.16        Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1      Amendment dated October 15, 1998 to November 19, 1997 Note
                      Purchase Agreement

(8)      10.16.2      Second Amendment Agreement dated September 1, 1999 to November
                      19, 1997 Note Purchase Agreement and June 25, 1996 Note
                      Purchase Agreement

(9)      10.16.3      Third Amendment Agreement dated May 31, 2000 to November 19,
                      1997 Note Purchase Agreement and June 25, 1996 Note Purchase
                      Agreement

(10)     10.16.4      Fourth Amendment Agreement dated August 10, 2000 to November
                      19, 1997 Note Purchase Agreement and June 25, 1996 Note
                      Purchase Agreement

(13)     10.16.5      Fifth Amendment Agreement dated as of December 28, 2000 to June
                      25, 1996 Note Purchase Agreement, November 19, 1997 Note
                      Purchase Agreement and August 10, 2000 Note Purchase Agreement

(10)     10.17        Contribution Agreement dated June 15, 2000 among U.S. Propane,
                      L.P., Heritage Operating, L.P. and Heritage Propane Partners,
                      L.P.

(10)     10.17.1      Amendment dated August 10, 2000 to June 15, 2000 Contribution
                      Agreement

(10)     10.18        Subscription Agreement dated June 15, 2000 between Heritage
                      Propane Partners, L.P. and individual investors

(10)     10.18.1      Amendment dated August 10, 2000 to June 15, 2000 Subscription
                      Agreement

(16)     10.18.2      Amendment Agreement dated January 3, 2001 to the June 15, 2000
                      Subscription Agreement.

(17)     10.18.3      Amendment Agreement dated October 5, 2001 to the June 15, 2000
                      Subscription Agreement.

(10)     10.19        Note Purchase Agreement dated as of August 10, 2000

(13)     10.19.1      Fifth Amendment Agreement dated as of December 28, 2000 to June
                      25, 1996 Note Purchase Agreement, November 19, 1997 Note
                      Purchase Agreement and August 10, 2000 Note Purchase Agreement

         Exhibit
         Number       Description
         -------      -----------

(14)     10.19.2      First Supplemental Note Purchase Agreement dated as of May 24,
                      2001 to the August 10, 2000 Note Purchase Agreement

(15)     10.20        Stock Purchase Agreement dated as of July 5, 2001 among the shareholders of ProFlame, Inc. and Heritage Holdings, Inc.

(15)     10.21        Stock Purchase Agreement dated as of July 5, 2001 among the shareholders of Coast Liquid Gas, Inc. and Heritage Holdings,
                      Inc.

(15)     10.22        Agreement and Plan of Merger dated as of July 5, 2001 among
                      California Western Gas Company, the Majority Stockholders of
                      California Western Gas Company signatories thereto, Heritage
                      Holdings, Inc. and California Western Merger Corp.

(15)     10.23        Agreement and Plan of Merger dated as of July 5, 2001 among
                      Growth Properties, the Majority Shareholders signatories
                      thereto, Heritage Holdings, Inc. and Growth Properties Merger
                      Corp.

(15)     10.24        Asset Purchase Agreement dated as of July 5, 2001 among L.P.G.
                      Associates, the Shareholders of L.P.G. Associates and Heritage
                      Operating, L.P.

(15)     10.25        Asset Purchase Agreement dated as of July 5, 2001 among WMJB,
                      Inc., the Shareholders of WMJB, Inc. and Heritage Operating,
                      L.P.

(15)     10.25.1      Amendment to Asset Purchase Agreement dated as of July 5, 2001 among WMJB, Inc., the Shareholders of WMJB, Inc. and Heritage
                      Operating, L.P.

(18)     10.26        Assignment, Conveyance and Assumption Agreement between U.S.
                      Propane, L.P. and Heritage Holdings, Inc., as the former
                      General Partner of Heritage Propane Partners, L.P. dated as of
                      February 4, 2002

(18)     10.27        Assignment, Conveyance and Assumption Agreement between U.S.
                      Propane, L.P. and Heritage Holdings, Inc., as the former
                      General Partner of Heritage Operating, L.P., dated as of
                      February 4, 2002

(22)     10.28        Assignment for Contribution of Assets in Exchange for
                      Partnership Interest dated December 9, 2002 among V-1 Oil Co., the shareholders of V-1 Oil Co., Heritage Propane Partners,
                      L.P. and Heritage Operating, L.P.

(23)     10.29        Employment Agreement for Michael L. Greenwood dated as of July
                      1, 2002

(*)      10.30        Acquisition Agreement dated November 6, 2003 among the owners of U.S. Propane, L.P. and U.S. Propane, L.L.C. and La Grange
                      Energy, L.P.

(*)      10.31        Contribution Agreement dated November 6, 2003 among La Grange
                      Energy L.P. and Heritage Propane Partners, L.P. and U.S. Propane,
                      L.P.

(*)      10.32        Stock Purchase Agreement dated November 6, 2003 among the
                      owners of Heritage Holdings, Inc. and Heritage Propane Partners,
                      L.P.

(*)      21.1         List of Subsidiaries

(*)      23.3         Consent of Grant Thornton LLP

(*)      31.1         Certification of Chief Executive Officer pursuant to Section
                      302 of the Sarbanes-Oxley Act of 2002

(*)      31.2         Certification of Chief Financial Officer pursuant to Section
                      302 of the Sarbanes-Oxley Act of 2002

(*)      32.1         Certification of Chief Executive Officer pursuant to 18 U.S.C.
                      Section 1350, as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002

         Exhibit
         Number       Description
         -------      -----------

(*)      32.2         Certification of Chief Financial Officer pursuant to 18 U.S.C.
                      Section 1350, as adopted pursuant to Section 906 of the
                      Sarbanes-Oxley Act of 2002

(*)      99.1         Financial Statements of U.S. Propane, L.P. as of August 31,
                      2003

(*)      99.2         Financial Statements of Bi-State Propane Partnership

(*)      99.3         Financial Statements of U.S. Propane, L.L.C. as of August 31,
                      2003

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

(24) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q for the quarter ended May 31, 2003.

(*)      Filed herewith.