Form 10-Q
period 2003-11-30
HERITAGE PROPANE PARTNERS L P
filed 2004-01-14
CIK 1012569

                                    FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2003

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

Yes [x] No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [x] No[ ]

At January 13, 2004, the registrant had units outstanding as follows:

Heritage Propane Partners, L.P.     18,533,855   Common Units

                                    FORM 10-Q

                         HERITAGE PROPANE PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                   Pages
                                                                                   -----
PART I         FINANCIAL INFORMATION

    ITEM 1.    FINANCIAL STATEMENTS (Unaudited)

               HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

               Consolidated Balance Sheets -
                  November 30, 2003 and August 31, 2003.........................     1

               Consolidated Statements of Operations -
                  Three months ended November 30, 2003 and 2002 ................     2

               Consolidated Statements of Comprehensive Income (Loss) -
                  Three months ended November 30, 2003 and 2002.................     3

               Consolidated Statement of Partners' Capital -
                  Three months ended November 30, 2003..........................     4

               Consolidated Statements of Cash Flows -
                  Three months ended November 30, 2003 and 2002.................     5

               Notes to Consolidated Financial Statements.......................     6


    ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...........................    16

    ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK...................................................    23

    ITEM 4.    CONTROLS AND PROCEDURES..........................................    25

PART II                           OTHER INFORMATION

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.................................    26

    SIGNATURE

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                                         November 30,     August 31,
                                                                            2003            2003
                                                                         ------------    -----------
                                                                         (unaudited)
                                ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                             $     7,820     $     7,117
   Marketable securities                                                       3,176           3,044
   Accounts receivable, net of allowance for doubtful accounts                52,467          35,879
   Inventories                                                                57,439          45,274
   Assets from liquids marketing                                                 112              83
   Prepaid expenses and other                                                  5,623           2,741
                                                                         -----------     -----------
     Total current assets                                                    126,637          94,138

PROPERTY, PLANT AND EQUIPMENT, net                                           435,710         426,588
INVESTMENT IN AFFILIATES                                                       8,887           8,694
GOODWILL, net of amortization prior to adoption of SFAS No. 142              157,185         156,595
INTANGIBLES AND OTHER ASSETS, net                                             52,717          52,824
                                                                         -----------     -----------

     Total assets                                                        $   781,136     $   738,839
                                                                         ===========     ===========

                  LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Working capital facility                                              $    60,448     $    26,700
   Accounts payable                                                           55,648          43,690
   Accounts payable to related companies                                       6,829           6,255
   Accrued and other current liabilities                                      37,584          35,993
   Liabilities from liquids marketing                                            100              80
   Current maturities of long-term debt                                       42,544          38,309
                                                                         -----------     -----------
     Total current liabilities                                               203,153         151,027

LONG-TERM DEBT, less current maturities                                      364,161         360,762
MINORITY INTERESTS                                                             3,998           4,002
                                                                         -----------     -----------

                                                                             571,312         515,791
                                                                         -----------     -----------

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
   Common Unitholders (18,028,029 and 18,013,229 units issued and
     outstanding at November 30, 2003 and August 31, 2003,                   207,980         221,207
     respectively)
   Class C Unitholders (1,000,000 units issued and outstanding at
     November 30, 2003 and August 31, 2003)                                        -               -
   General Partner                                                             2,062           2,190
   Accumulated other comprehensive loss                                         (218)           (349)
                                                                         -----------     -----------
     Total partners' capital                                                 209,824         223,048
                                                                         -----------     -----------

     Total liabilities and partners' capital                             $   781,136     $   738,839
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per unit and unit data)
                                   (unaudited)

                                                                            Three Months
                                                                         Ended November 30,
                                                                    ---------------------------
                                                                        2003            2002
                                                                    -----------     -----------
REVENUES:
   Retail fuel                                                      $   94,388      $   84,050
   Wholesale fuel                                                       10,342          11,348
   Liquids marketing, net                                                   49             707
   Other                                                                18,947          17,355
                                                                    ----------      ----------
     Total revenues                                                    123,726         113,460
                                                                    ----------      ----------

COSTS AND EXPENSES:
   Cost of products sold                                                66,370          57,020
   Operating expenses                                                   38,042          33,392
   Depreciation and amortization                                         9,415           9,266
   Selling, general and administrative                                   3,190           2,856
                                                                    ----------      ----------
     Total costs and expenses                                          117,017         102,534
                                                                    ----------      ----------

OPERATING INCOME                                                         6,709          10,926

OTHER INCOME (EXPENSE):
   Interest expense                                                     (8,166)         (9,297)
   Equity in earnings of affiliates                                        219             213
   Gain on disposal of assets                                              173              67
   Other                                                                   (46)           (278)
                                                                    ----------      ----------

INCOME (LOSS) BEFORE MINORITY INTERESTS AND INCOME TAXES                (1,111)          1,631

   Minority interests                                                     (135)           (127)
                                                                    ----------      ----------

NET INCOME (LOSS) BEFORE INCOME TAXES                                   (1,246)          1,504

   Income taxes                                                             50               -
                                                                    ----------      ----------

NET INCOME (LOSS)                                                       (1,296)          1,504

GENERAL PARTNER'S INTEREST IN  NET INCOME (LOSS)                           311             233
                                                                    ----------      ----------

LIMITED PARTNERS' INTEREST IN NET INCOME (LOSS)                     $   (1,607)     $    1,271
                                                                    ==========      ==========

BASIC NET INCOME (LOSS) PER LIMITED PARTNER UNIT                    $    (0.09)     $     0.08
                                                                    ==========      ==========

BASIC AVERAGE NUMBER OF UNITS OUTSTANDING                           18,020,137      15,816,347
                                                                    ==========      ==========

DILUTED NET INCOME (LOSS) PER LIMITED PARTNER UNIT                  $    (0.09)     $     0.08
                                                                    ==========      ==========

DILUTED AVERAGE NUMBER OF UNITS OUTSTANDING                         18,020,137      15,848,698
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                            (in thousands, unaudited)

                                                            Three Months Ended
                                                               November 30,
                                                           ---------------------
                                                             2003         2002
                                                           --------     --------
Net income (loss)                                          $(1,296)     $ 1,504

Other comprehensive income (loss)
   Reclassification adjustment for losses or
     gains on derivative instruments
     included in net income                                      -            -
   Change in value of available-for-sale
     securities                                                131            -
                                                           -------      -------

   Comprehensive income (loss)                             $(1,165)     $ 1,504
                                                           =======      =======

RECONCILIATION OF ACCUMULATED OTHER COMPREHENSIVE LOSS

Balance, beginning of period                               $  (349)     $(3,652)

Current period reclassification to earnings                      -            -
Current period change                                          131            -
                                                           -------      -------

Balance, end of period                                     $  (218)     $(3,652)
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

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                        (in thousands, except unit data)
                                   (unaudited)

                                                                                                       Accumulated
                                              Number of Units                                             Other
                                          ----------------------                           General    Comprehensive
                                            Common      Class C      Common     Class C    Partner        Loss           Total
                                          ----------   ---------   ----------   -------   ---------   -------------   ----------
BALANCE, AUGUST 31, 2003                  18,013,229   1,000,000   $ 221,207    $     -   $  2,190      $   (349)     $ 223,048

Unit distribution                                  -           -     (11,710)         -       (439)            -        (12,149)

Conversion of phantom units                   14,800           -           -          -          -             -              -

Other                                              -           -          90          -          -             -             90

Net change in accumulated other
  comprehensive loss per
  accompanying statements                          -           -           -          -          -           131            131

Net loss                                           -           -      (1,607)         -        311             -         (1,296)
                                          ----------   ---------   ---------    -------   --------      --------      ---------

BALANCE, NOVEMBER 30, 2003                18,028,029   1,000,000   $ 207,980    $     -   $  2,062      $   (218)     $ 209,824
                                          ==========   =========   =========    =======   ========      ========      =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                          Three Months Ended
                                                                              November 30,
                                                                         ---------------------
                                                                            2003        2002
                                                                         ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                     $ (1,296)   $  1,504
     Reconciliation of net income (loss) to net cash provided by
       (used in) operating activities-
     Depreciation and amortization                                          9,415       9,266
     Provision for loss on accounts receivable                                298         234
     Gain on disposal of assets                                              (173)        (67)
     Deferred compensation on restricted units and long-term
       incentive plan                                                          90         309
     Undistributed earnings of affiliates                                    (193)       (213)
     Minority interests                                                        (5)        (36)
     Changes in assets and liabilities, net of effect of acquisitions:
       Accounts receivable                                                (16,571)    (26,887)
       Inventories                                                        (11,889)     (4,938)
       Assets from liquids marketing                                          (29)      1,488
       Prepaid and other expenses                                          (2,875)     (1,558)
       Intangibles and other assets                                          (457)        (64)
       Accounts payable                                                    11,958      15,830
       Accounts payable to related companies                                  574        (444)
       Accrued and other current liabilites                                 1,505       4,280
       Liabilities from liquids marketing                                      20      (1,046)
                                                                         --------    --------
         Net cash used in operating activities                             (9,628)     (2,342)
                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired                        (6,799)     (1,603)
   Capital expenditures                                                   (12,240)     (9,652)
   Proceeds from the sale of assets                                           592       1,491
                                                                         --------    --------
         Net cash used in investing activities                            (18,447)     (9,764)
                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                                73,298      48,750
   Principal payments on debt                                             (32,371)    (25,613)
   Unit distributions                                                     (12,149)    (10,404)
                                                                         --------    --------
         Net cash provided by financing activities                         28,778      12,733
                                                                         --------    --------

INCREASE IN CASH AND CASH EQUIVALENTS                                         703         627

CASH AND CASH EQUIVALENTS, beginning of period                              7,117       4,596
                                                                         --------    --------

CASH AND CASH EQUIVALENTS, end of period                                 $  7,820    $  5,223
                                                                         ========    ========
NONCASH FINANCING ACTIVITIES:
   Notes payable incurred on noncompete agreements                       $    455    $    519
                                                                         ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                              $  9,571    $  7,247
                                                                         ========    ========

    The accompanying notes are an integral part of these financial statements.

                HERITAGE PROPANE PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollar amounts in thousands, except unit and per unit data)
                                   (unaudited)

1.       OPERATIONS AND ORGANIZATION:

The accompanying financial statements should be read in conjunction with the consolidated financial statements of Heritage Propane Partners, L.P. and subsidiaries (the "Partnership") as of August 31, 2003, and the notes thereto included in the Partnership's consolidated financial statements included in Form 10-K as filed with the Securities and Exchange Commission on November 26, 2003. The accompanying financial statements include only normal recurring accruals and all adjustments that the Partnership considers necessary for a fair presentation. Due to the seasonal nature of the Partnership's business, the results of operations for interim periods are not necessarily indicative of the results to be expected for a full year.

In order to simplify the Partnership's obligations under the laws of several jurisdictions in which it conducts business, the Partnership's activities are conducted through a subsidiary operating partnership, Heritage Operating, L.P. (the "Operating Partnership"). The Partnership and the Operating Partnership are collectively referred to in this report as "Heritage". Heritage sells propane and propane-related products to more than 650,000 active residential, commercial, industrial, and agricultural customers from over 300 customer service locations in 31 states. Heritage is also a wholesale propane supplier in the United States and in Canada, the latter through participation in MP Energy Partnership. MP Energy Partnership is a Canadian partnership, in which Heritage owns a 60% interest, engaged in lower-margin wholesale distribution and in supplying Heritage's northern U.S. locations. Heritage buys and sells financial instruments for its own account through its wholly owned subsidiary, Heritage Energy Resources, L.L.C. ("Resources").

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET DETAIL:

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements of the Partnership include the accounts of its subsidiaries, including the Operating Partnership, MP Energy Partnership, Heritage Service Corp., and Resources. Heritage accounts for its 50% partnership interest in Bi-State Propane, a propane retailer in the states of Nevada and California, under the equity method. All significant intercompany transactions and accounts have been eliminated in consolidation. The accounts of the Operating Partnership are included based on the determination that Heritage possesses a controlling financial interest through a direct ownership of a 98.9899% voting interest and its ability to exert control over the Operating Partnership.

For purposes of maintaining partner capital accounts, the Partnership Agreement of Heritage Propane Partners, L.P. (the "Partnership Agreement") specifies that items of income and loss shall be allocated among the partners in accordance with their percentage interests. Normal allocations according to percentage interests are made, however, only after giving effect to any priority income allocations in an amount equal to the incentive distributions that are allocated 100% to the General Partner. The 1.0101% general partner interest in the Operating Partnership held by the General Partner, U.S. Propane, L.P. ("U.S. Propane"), is accounted for in the consolidated financial statements as a minority interest.

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

ACCOUNTS RECEIVABLE

Heritage grants credit to its customers for the purchase of propane and propane-related products. Accounts receivable are recorded at amounts billed to customers less an allowance for doubtful accounts. The allowance for doubtful accounts is based on management's assessment of the realizability of customer accounts. Management's assessment is based on the overall creditworthiness of the Partnership's customers and any specific disputes. The Partnership recorded bad debt expense net of recoveries of $298 and $234, for the three months ended November 30, 2003 and 2002, respectively. Accounts receivable consisted of the following:

                                                November 30,        August 31,
                                                    2003               2003
                                              ----------------   --------------
Accounts receivable                           $         55,971   $       39,383
Less - allowance for doubtful accounts                   3,504            3,504
                                              ----------------   --------------
     Total, net                               $         52,467   $       35,879
                                              ================   ==============

The activity in the allowance for doubtful accounts consisted of the following:

                                               For the three months ended
                                                       November 30,
                                             ------------------------------
                                                  2003             2002
                                             --------------  --------------
Balance, beginning of the period             $       3,504   $       2,504
Provision for loss on accounts receivable              298             234
Accounts receivable written off, net of
  recoveries                                          (298)           (228)
                                             -------------   -------------
Balance, end of period                       $       3,504   $       2,510
                                             =============   =============

INVENTORIES

Inventories are valued at the lower of cost or market. The cost of fuel inventories is determined using weighted-average cost of fuel delivered to the retail districts and includes storage fees and inbound freight costs, while the cost of appliances, parts, and fittings is determined by the first-in, first-out method. Inventories consisted of the following:

                                            November 30,      August 31,
                                                2003             2003
                                           --------------   --------------
Fuel                                       $       46,923   $       34,544
Appliances, parts and fittings                     10,516           10,730
                                           --------------   --------------
  Total inventories                        $       57,439   $       45,274
                                           ==============   ==============

INCOME (LOSS) PER LIMITED PARTNER UNIT

Basic net income (loss) per limited partner unit is computed by dividing net income (loss), after considering the General Partner's interest, by the weighted average number of Common Units outstanding. Diluted net income (loss) per limited partner unit is computed by dividing net income (loss), after considering the General Partner's interest, by the weighted average number of Common Units outstanding and, if dilutive, the weighted average number of restricted units ("Phantom Units") outstanding under the Restricted Unit Plan. A reconciliation of net income (loss) and weighted average units used in computing basic and diluted net income (loss) per unit is as follows:

                                                                Three Months Ended
                                                                    November 30,
                                                            --------------------------
                                                                2003           2002
                                                            ------------   -----------
BASIC NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Limited Partners' interest in net income (loss)             $    (1,607)   $     1,271
                                                            ===========    ===========

Weighted average limited partner units                       18,020,137     15,816,347
                                                            ===========    ===========

Basic net income (loss) per limited partner unit            $     (0.09)   $      0.08
                                                            ===========    ===========

DILUTED NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Limited partners' interest in net income (loss)             $    (1,607)   $     1,271
                                                            ===========    ===========

Weighted average limited partner units                       18,020,137     15,816,347
Dilutive effect of phantom units (a)                                  -         32,351
                                                            -----------    -----------
Weighted average limited partner units, assuming dilutive
   effect of phantom units                                   18,020,137     15,848,698
                                                            ===========    ===========

Diluted net income (loss) per limited partner unit          $     (0.09)   $      0.08
                                                            ===========    ===========

(a) For the three months ended November 30, 2003, 41,900 phantom units were excluded from the calculation of diluted net loss as such units were anti-dilutive due to the net loss for the period.

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

On October 15, 2003, a quarterly distribution of $0.65 per unit, or $2.60 annually, was paid to Unitholders of record at the close of business on October 8, 2003 and to the General Partner for its general partner interest in the Partnership, its minority interest, and its Incentive Distribution Rights. On December 19, 2003, the Partnership declared a cash distribution for the first quarter ended November 30, 2003 of $0.65 per unit, or $2.60 per unit annually, payable on January 14, 2004 to Unitholders of record at the close of business on December 30, 2003. These quarterly distributions include incentive distributions payable to the General Partner to the extent the quarterly distribution exceeds $0.55 per unit. The total amount of distributions for the first quarter ended November 30, 2003 on Common Units, the general partner interests and the Incentive Distribution Rights totaled $12.0 million, $0.2 million and $0.3 million, respectively. All such distributions were made from Available Cash from Operating Surplus as defined in Heritage's Partnership Agreement.

STOCK BASED COMPENSATION PLANS

During the fourth quarter of 2003, Heritage applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-based Compensation (SFAS 123) effective as of September 1, 2002. Heritage applied the fair value recognition provisions following the modified prospective method of adoption described in Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (SFAS
148).

RESTRICTED UNIT PLAN

The General Partner has adopted the Amended and Restated Restricted Unit Plan dated August 10, 2000, amended February 4, 2002 as the Second Amended and Restated Restricted Unit Plan (the "Restricted Unit Plan"), for certain directors and key employees of the General Partner and its affiliates. The Restricted Unit Plan covers rights to acquire 146,000 Common Units. The right to acquire the Common Units under the Restricted Unit Plan, including any forfeiture or lapse of rights is available for grant to key employees on such terms and conditions (including vesting conditions) as the Compensation Committee of the General Partner shall determine. Each director shall automatically receive a Director's grant with respect to 500 Common Units on each September 1 that such person continues as a director. Newly elected directors are also entitled to receive a grant with respect to 2,000 Common Units upon election or appointment to the Board. Directors who are employees of U.S. Propane, TECO, Atmos Energy, Piedmont Natural Gas or AGL Resources or their affiliates are not entitled to receive a Director's grant of Common Units. Generally, the rights to acquire the Common Units will vest upon the later to occur of (i) the three-year anniversary of the grant date, or on such terms as the Compensation Committee may establish, which may include the achievement of performance objectives. In the event of a "change of control" (as defined in the Restricted Unit Plan), all rights to acquire Common Units pursuant to the Restricted Unit Plan will immediately vest. Pursuant to the transactions announced November 6, 2003, the vesting provisions of the Restricted Unit Plan will be triggered, except for waivers granted thereunder, upon consummation of La Grange Energy, L.P.'s acquisition of Heritage's General Partner, resulting in the early vesting of any awards thereunder.

The issuance of the Common Units pursuant to the Restricted Unit Plan is intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation in respect of the Common Units. Therefore, no consideration will be payable by the plan participants upon vesting and issuance of the Common Units. As of November 30, 2003, 26,100 restricted units were outstanding and 14,300 were available for grants to non-employee directors and key employees. Deferred compensation expense of $90 and $81 was recognized for the three months ended November 30, 2003 and 2002, respectively.

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

Deferred compensation expense on this plan of $0 and $228 was recognized for the three months ended November 30, 2003 and 2002, respectively. No expense was recorded under the Long-Term Incentive plan for the three months ended November 30, 2003 because the required targeted levels were not expected to be achieved.

SFAS 123 requires that significant assumptions be used during the year to estimate the fair value, which includes the risk-free interest rate used, the expected life of the grants under each of the plans, the expected volatility, and the expected distributions on each of the grants. Heritage assumed a weighted average risk free interest rate of 2.62% and 5.72% for the three months ended November 30, 2003 and 2002, respectively. Annual average cash distributions at the grant date were estimated to be $2.55 and $2.39 for the three months ended November 30, 2003 and 2002, respectively. The expected life of each grant is assumed to be the minimum vesting period under certain performance criteria of each grant.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

Heritage applies Financial Accounting Standards Board ("FASB") Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 requires that all derivatives be recognized in the balance sheet as either an asset or liability measured at fair value. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations. There were no such financial instruments outstanding as of November 30, 2003 or 2002.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

In January 2003, the FASB issued Financial Interpretation No. 46 Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51 (FIN 46). In December 2003, the FASB issued a revision to FIN 46. FIN 46 clarifies Accounting Research Bulletin No. 51, Consolidated Financial Statements. If certain conditions are met, this interpretation requires the primary beneficiary to consolidate certain variable interest entities in which equity investors lack the characteristics of a controlling interest or do not have sufficient equity investment at risk to permit the variable interest entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for variable interest entities created or obtained after January 31, 2003. For variable interest entities acquired before February 1, 2003, the interpretation is effective for the first fiscal year or interim period beginning after June 15, 2003. The implementation of FIN 46 did not have a significant impact on Heritage's financial position or results of operations.

PRO FORMA RESULTS

On January 2, 2003, Heritage purchased the propane assets of V-1 Oil Co. ("V-1") of Idaho Falls, Idaho for total consideration of $35.4 million after post-closing adjustments. The acquisition price was payable $20.0 million in cash, with $17.3 million of that amount financed by the Acquisition Facility, and by the issuance of 551,456 Common Units of Heritage valued at $15.0 million, and $0.4 million in liabilities assumed. V-1's propane distribution network included 35 customer service locations in Colorado, Idaho, Montana, Oregon, Utah, Washington, and Wyoming. The results of operations of V-1 for the three months ended November 30, 2003 are included in the consolidated statement of operations of Heritage for the three months ended November 30, 2003.

The following unaudited pro forma consolidated results of operations are presented as if the acquisition of V-1 had been made at the beginning of the periods presented:

                                                  Three Months Ended
                                                     November 30,
                                                         2002
                                                  ------------------
Total revenues                                       $   120,444
Net Income                                           $     2,271
Limited partners' interest in net income             $     2,031
Basic net income per limited partner unit            $      0.12
Diluted net income per limited partner unit          $      0.12

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

         A $65,000 Senior Revolving Working Capital Facility, expiring June 30, 2004 with $60,448 outstanding at November 30, 2003. The interest rate and interest payment dates vary depending on the terms Heritage agrees to when the money is borrowed. Heritage must be free of all working capital borrowings for 30 consecutive days each fiscal year. The weighted average interest rate was 2.495% for the amount outstanding at November 30, 2003. The maximum commitment fee payable on the unused portion of the facility is 0.50%. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of Heritage's subsidiaries secure the Senior Revolving Working Capital Facility.

         A $50,000 Senior Revolving Acquisition Facility is available through December 31, 2003, at which time the outstanding amount must be paid in ten equal quarterly installments beginning March 31, 2004, with $36,350 outstanding as of November 30, 2003. The interest rate and interest payment dates vary depending on the terms Heritage agrees to when the money is borrowed. The weighted average interest rate was 2.495% for the amount outstanding at November 30, 2003. The maximum commitment fee payable on the unused portion of the facility is 0.50%. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of Heritage's subsidiaries secure the Senior Revolving Acquisition Facility.

Heritage entered into an amendment and restatement of the above described Bank Credit Facility effective as of December 31, 2003, which increased the amount available to be borrowed under each of the Working Capital Facility and the Acquisition Facility to up to $75 million and extended the maturity of each Facility to December 31, 2006.

4.       REPORTABLE SEGMENTS:

The Partnership's financial statements reflect four reportable segments: the domestic retail operations of Heritage, the domestic wholesale operations of Heritage, the foreign wholesale operations of MP Energy Partnership, and the liquids marketing activities of Resources. Heritage's reportable domestic and wholesale fuel segments are strategic business units that sell products and services to retail and wholesale customers. Intersegment sales by the foreign wholesale segment to the domestic segment are priced in accordance with the partnership agreement of MP Energy Partnership. Heritage manages these segments separately as each segment involves different distribution, sale, and marketing strategies. Heritage evaluates the performance of its operating segments based on operating income, exclusive of selling, general, and administrative expenses of $3,190 and $2,856 for the three months ended November 30, 2003 and 2002, respectively. Selling, general and administrative expenses, interest expense and other expenses are not allocated by segment. Investment in affiliates and equity in earnings (losses) of affiliates relates primarily to Heritage's investment in Bi-State Propane (see Note 6), and is part of the domestic retail fuel segment. The following table presents the unaudited financial information by segment for the following periods:

                                               For the Three Months ended
                                                       November 30,
                                            -------------------------------
                                                2003               2002
                                            ------------       ------------
Gallons:
   Domestic retail fuel                          78,641             76,721
   Domestic wholesale fuel                        3,294              4,890
   Foreign wholesale fuel
     Affiliated                                  20,947             20,380
     Unaffiliated                                12,169             17,195
   Elimination                                  (20,947)           (20,380)
                                            -----------        -----------
       Total                                     94,104             98,806
                                            ===========        ===========

Revenues:
   Domestic retail fuel                     $    94,388        $    84,050
   Domestic wholesale fuel                        2,287              2,411
   Foreign wholesale fuel
     Affiliated                                  13,973             10,408
     Unaffiliated                                 8,055              8,937
   Elimination                                  (13,973)           (10,408)
   Liquids marketing, net                            49                707
   Other                                         18,947             17,355
                                            -----------        -----------
       Total                                $   123,726        $   113,460
                                            ===========        ===========

Operating Income (Loss):
   Domestic retail                          $     9,861        $    13,437
   Domestic wholesale fuel                         (516)              (484)
   Foreign wholesale fuel
     Affiliated                                     153                110
     Unaffiliated                                   646                506
   Elimination                                     (153)              (110)
   Liquids marketing                                (92)               323
                                            -----------        -----------
       Total                                $     9,899        $    13,782
                                            ===========        ===========

Gain (Loss) on Disposal of Assets:
   Domestic retail fuel                     $       162        $        80
   Domestic wholesale fuel                           11                (13)
                                            -----------        -----------
       Total                                $       173        $        67
                                            ===========        ===========

Minority Interest Expense:
   Corporate                                $       (13)       $        16
   Foreign wholesale                                148                111
                                            -----------        -----------
       Total                                $       135        $       127
                                            ===========        ===========

Depreciation and amortization:
   Domestic retail                          $     9,301        $     9,132
   Domestic wholesale                               108                129
   Foreign wholesale                                  6                  5
                                            -----------        -----------
       Total                                $     9,415        $     9,266
                                            ===========        ===========

                                              As of             As of
                                          November 30,       August 31,
                                              2003              2003
                                         ---------------   ---------------
Total Assets:
   Domestic retail                       $      723,065     $      691,900
   Domestic wholesale                            15,103             12,197
   Foreign wholesale                             15,119             13,912
   Liquids Marketing                             11,246              4,474
   Corporate                                     16,603             16,356
                                         --------------     --------------
         Total                           $      781,136     $      738,839
                                         ==============     ==============

Additions to property, plant and
  equipment including acquisitions:
   Domestic retail fuel                  $       16,970     $       57,499
   Domestic wholesale                               106                280
   Foreign wholesale                                  -                  -
   Corporate                                          -              2,344
                                         --------------     --------------
         Total                           $       17,076     $       60,123
                                         ==============     ==============

Corporate assets include vehicles, office equipment and computer software for the use of administrative personnel. These assets are not allocated to segments. Corporate minority interest expense relates to U.S. Propane's general partner interest in the Operating Partnership.

5.       SUBSEQUENT EVENTS:

On December 24, 2003, Heritage purchased the 50% interest in Bi-State Propane that it did not previously own, in exchange for 422,000 Common Units before final working capital adjustments, of which, 413,180 Common Units have been issued. The remaining units will be issued, subject to final working capital adjustments. Heritage now owns 100% of Bi-State Propane.

On January 5, 2004, Heritage announced the completion of the acquisition of the assets of Metro Lift Propane for approximately $21.4 million. The purchase price was payable $15.7 million in cash, 92,646 Partnership Common Units valued at $3.5 million, and $2.2 million in notes payable on non-compete agreements.

6.       SIGNIFICANT INVESTEE:

At November 30, 2003, Heritage held a 50% interest in Bi-State Propane. Heritage accounts for this 50% interest in Bi-State Propane under the equity method. Heritage's investment in Bi-State Propane totaled $8,425 and $8,242 at November 30, 2003 and August 31, 2003 respectively. Heritage received distributions of $27 and $0 from Bi-State Propane for the three months ended November 30, 2003 and 2002, respectively. The Operating Partnership guaranteed $5 million of debt incurred by Bi-State Propane to a financial institution. Based on the current financial condition of Bi-State Propane, management considers the likelihood of Heritage incurring a liability resulting from the guarantee to be remote. Heritage has not recorded a liability on the balance sheets as of November 30, 2003 or August 31, 2003 for this guarantee because the guarantee was in effect prior to the issuance of FIN 45, and there have been no amendments to the original guarantee. Bi-State Propane's financial position is summarized below:

                                    November 30,           August 31,
                                        2003                  2003
                                  ---------------       ---------------
Current assets                    $         4,204       $         3,393
Noncurrent assets                          22,443                23,187
                                  ---------------       ---------------
                                  $        26,647       $        26,580
                                  ===============       ===============

Current liabilities               $         3,400       $         3,701
Long-term debt                              7,750                 7,750
Partners' capital:
     Heritage                               8,425                 8,242
     Other partner                          7,072                 6,887
                                  ---------------       ---------------
                                  $        26,647       $        26,580
                                  ===============       ===============

Bi-State Propane's results of operations for the three months ended November 30, 2003 and 2002, respectively are summarized below:

                                        For the Three Months Ended
                                                November 30,
                                        ---------------------------
                                            2003            2002
                                        -----------     -----------
Revenues                                $     5,084     $     4,641
Gross profit                                  2,257           2,285

Net income:
     Heritage                                   210             206
     Other Partner                              212             215

On December 24, 2003, Heritage purchased the 50% interest in Bi-State Propane that it did not previously own. Heritage now owns 100% of Bi-State Propane. Beginning December 24, 2003, Heritage will consolidate the results of Bi-State, as Bi-State became a wholly owned subsidiary of the Partnership.

7.       COMMITMENTS AND CONTINGENCIES:

Certain property and equipment is leased under noncancelable leases, which require fixed monthly rental payments and expire at various dates through 2020. Rental expense under these leases totaled approximately $777 and $716 for the three months ended November 30, 2003 and 2002, respectively, and has been included in operating expenses in the accompanying statements of operations. Certain of these leases contain renewal options and also contain escalation clauses, which are accounted for on a straight-line basis over the minimum lease term. Fiscal year future minimum lease commitments for such leases are $2,916 in 2004; $1,906 in 2005; $1,325 in 2006; $929 in 2007; $934 in 2008 and $846
thereafter.

The General Partner has employment agreements with seven employees. The employment agreements provide for total annual base salary of $1,641. The employment agreements provide for the Executives to participate in bonus and incentive plans.

The Employment Agreements provide that in the event of a change of control of the ownership of the General Partner or in the event an Executive (i) is involuntarily terminated (other than for "misconduct" or "disability") or (ii) voluntarily terminates employment for "good reason" (as defined in the agreements), such Executive will be entitled to continue receiving his base salary and to participate in all group health insurance plans and programs that may be offered to executives of the General Partner for the remainder of the term of the Employment Agreement or, if earlier, the Executive's death, and the Executive will vest immediately in the Minimum Award of the number of Common Units to which the Executive is entitled under the Long Term Incentive Plan to the extent not previously awarded, and if the Executive is terminated as a result of the foregoing, all restrictions on the transferability of the units purchased by such executive under the Subscription Agreement dated as of June 15, 2000, shall automatically lapse in full on such date. Pursuant to the transactions announced November 6, 2003, the "change of control" provisions of the Employment Agreements will be triggered upon consummation of the acquisition by La Grange Energy of Heritage's General Partner, and will result in the payment of approximately $1.6 million in salary and the issuance of up to 150,018 Common Units pursuant to their terms. In addition, pursuant to the terms of one of the Employment Agreements, an additional 20,000 Common Units will be issued. Each Employment Agreement also provides that if any payment received by an Executive is subject to the 20% federal excise tax under Section 4999(a) of the Code of the Internal Revenue Service, the payment will be grossed up to permit the Executive to retain a net amount on an after-tax basis equal to what he would have received had the excise tax and all other federal and state taxes on such additional amount not been payable. In addition, each Employment Agreement contains non-competition and confidentiality provisions.

Heritage is a party to various legal proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against Heritage. In the opinion of management, all such matters are either covered by insurance, are without merit or involve amounts, which, if resolved unfavorably, would not have a significant effect on the financial position or results of operations of Heritage. Once management determines that information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred, an accrual is established equal to management's estimate of the likely exposure. For matters that are covered by insurance, the Partnership accrues the related deductible. As of November 30, 2003 and 2002, an accrual of $941 and $641, respectively, was recorded as accrued and other current liabilities on the Partnership's consolidated balance sheets.

Petroleum-based contamination or environmental wastes are known to be located on or adjacent to six sites, on which Heritage presently has, or formerly had, operations. These sites were evaluated at the time of their acquisition. In all cases, remediation operations have been or will be undertaken by others, and in all six cases, Heritage obtained indemnification for expenses associated with any remediation from the former owners or related entities. Heritage has not been named as a potentially responsible party at any of these sites, nor has the Partnership's operations contributed to the environmental issues at these sites. Accordingly, no amounts have been recorded in the Partnership's November 30, or August 31, 2003 consolidated balance sheets. Based on information currently available to Heritage, such projects are not expected to have a material adverse effect on Heritage's financial condition or results of operations.

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

8.       PARTNER'S CAPITAL:

Common Units. The Partnership's Common Units are registered under the Securities Exchange Act of 1934, and are listed for trading on the New York Stock Exchange. Each holder of a Common Unit is entitled to one vote per unit on all matters presented to the Limited Partners for a vote. However, if at any time any person or group (other than the General Partner and its affiliates) owns beneficially 20% or more of all Common Units, any Common Units owned by that person or group may not be voted on any matter and are not considered to be outstanding when sending notices of a meeting of Unitholders (unless otherwise required by law), calculating required votes, determining the presence of a quorum or for other similar purposes under our Partnership Agreement. The Common Units are entitled to distributions of Available Cash as described above under "Quarterly Distributions of Available Cash"

Class C Units. In conjunction with the transaction with U.S. Propane and the change of control of Heritage's General Partner in August 2000, the Partnership issued 1,000,000 newly created Class C Units to Heritage Holdings in conversion of the portion of its Incentive Distribution Rights that entitled it to receive any distribution made by the Partnership attributable to the net amount received by the Partnership in connection with the settlement, judgment, award or other final nonappealable resolution of the specified litigation filed by Heritage prior to the transaction with U.S. Propane, which is referred to as the "SCANA litigation." The Class C Units have zero initial capital account balance and were distributed by Heritage Holdings to its former stockholders in connection with the transaction with U.S. Propane. Thus, U.S. Propane will not receive any distributions made with respect to the SCANA litigation.

All decisions of the General Partner relating to the SCANA litigation are determined by a special litigation committee consisting of one or more independent directors of the General Partner. As soon as practicable after the time, if any, that the Partnership receives any final cash payment as a result of the resolution of the SCANA litigation, the special litigation committee will determine the aggregate net amount of these proceeds distributable by the Partnership by deducting from the amounts received all costs and expenses incurred by the Partnership and its affiliates in connection with the SCANA litigation and any cash reserves necessary or appropriate to provide for operating expenditures. Until the special litigation committee decides to make this distribution, none of the distributable proceeds will be deemed to be "Available Cash" under the Partnership Agreement. Please read "Quarterly Distributions of Available Cash" above for a discussion of Available Cash. When the special litigation committee decides to distribute the distributable proceeds, the amount of the distribution will be distributed in the same manner as the Partnership's distribution of Available Cash, as described above under "Quarterly Distributions of Available Cash," except that the amount of distributable proceeds that would normally be distributed to holders of Incentive Distribution Rights will instead be distributed to the holders of the Class C Units, pro rata. The Partnership cannot predict whether it will receive any cash payments as a result of the SCANA litigation and, if so, when such distributions might be received.

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

The amount of cash distributions to which the Incentive Distribution Rights are entitled was not increased by the creation of the Class C Units, rather, the Class C Units are a mechanism for dividing the Incentive Distribution Rights that Heritage Holdings and its former stockholders would have been entitled to.

Incentive Distribution Rights. Incentive distribution rights represent the contractual right to receive an increasing percentage of quarterly distributions of available cash from operating surplus after the minimum quarterly distribution has been paid. Please read "Quarterly Distributions of Available Cash" above. The General Partner owns all of the incentive distribution rights, except that in conjunction with the August 2000 transaction with U.S. Propane, the Partnership issued 1,000,000 Class C Units to Heritage Holdings, its general partner at that time, in conversion of that portion of Heritage Holdings' incentive distribution rights that entitled it to receive any distribution made by the Partnership of funds attributable to the net amount received in connection with the settlement, judgment, award or other final nonappealable resolution of the SCANA litigation. Any amount payable on the Class C Units in the future will reduce the amount otherwise distributable to holders of incentive distribution rights at the time the distribution of such litigation proceeds is made and will not reduce the amount distributable to holders of Common Units. No payments to date have been made on the Class C Units.

9.       ENERGY TRANSFER TRANSACTION:

On November 6, 2003, Heritage signed a definitive agreement with La Grange Energy, L.P. pursuant to which La Grange Energy will contribute the midstream natural gas business operations of its subsidiary, La Grange Acquisition, L.P. whose midstream operations are conducted under the name Energy Transfer Company, in exchange for approximately $300 million in cash, repayment of outstanding indebtedness, and a combination of Partnership Common Units, Class D Units and Special Units. Simultaneously with this acquisition, La Grange Energy will also purchase U.S. Propane, L.P., the General Partner of the Partnership, and its General Partner, U.S. Propane, L.L.C., from subsidiaries of AGL Resources, Atmos Energy Corporation, TECO Energy, Inc. and Piedmont Natural Gas Company, Inc. The Partnership will also acquire the stock of Heritage Holdings, Inc., which owns approximately 4.4 million Common Units of the Partnership for $100 million. The transactions are expected to close in the second quarter of fiscal year 2004, and will be accounted for as a reverse acquisition in accordance with EITF 90-13 Accounting for Simultaneous Common Control Mergers and SFAS 141 Business Combinations. Although Heritage Propane Partners, L.P. will be the surviving parent entity for legal purposes, Energy Transfer Company will become the accounting acquirer. As a result, following the closing of the transaction, the Partnership's historical financial statements for the periods prior to the closing will be the historical financial statements of Energy Transfer Company. On January 13, 2004, Heritage priced a public offering of 8,000,000 Common
Units of the Partnership, plus an underwriters' over-allotment option, at a price of $38.69 per Common Unit. Heritage plans to use the net proceeds from the offering to pay a portion of the consideration related to the business combination with Energy Transfer Company and for general partnership purposes.

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

ACTUAL RESULTS MAY DIFFER MATERIALLY FROM ANY RESULTS PROJECTED, FORECASTED, ESTIMATED OR EXPRESSED IN FORWARD-LOOKING STATEMENTS SINCE MANY OF THE FACTORS THAT DETERMINE THESE RESULTS ARE SUBJECT TO UNCERTAINTIES AND RISKS, DIFFICULT TO PREDICT, AND BEYOND MANAGEMENT'S CONTROL. SUCH FACTORS INCLUDE:

         - THE GENERAL ECONOMIC CONDITIONS IN THE UNITED STATES OF AMERICA AS WELL AS THE GENERAL ECONOMIC CONDITIONS AND CURRENCIES IN FOREIGN COUNTRIES;

         -        THE POLITICAL AND ECONOMIC STABILITY OF PETROLEUM PRODUCING
                  NATIONS;

         -        THE EFFECT OF WEATHER CONDITIONS ON DEMAND FOR PROPANE;

         - THE EFFECTIVENESS OF RISK-MANAGEMENT POLICIES AND PROCEDURES AND THE ABILITY OF HERITAGE'S LIQUIDS MARKETING COUNTERPARTIES TO SATISFY THEIR FINANCIAL COMMITMENTS;

         - ENERGY PRICES GENERALLY AND SPECIFICALLY, AND THE PRICE OF PROPANE TO THE CONSUMER COMPARED TO THE PRICE OF ALTERNATIVE AND COMPETING FUELS;

         - THE GENERAL LEVEL OF PETROLEUM PRODUCT DEMAND AND THE AVAILABILITY AND PRICE OF PROPANE SUPPLIES;

         - HERITAGE'S ABILITY TO OBTAIN ADEQUATE SUPPLIES OF PROPANE FOR RETAIL SALE IN THE EVENT OF AN INTERRUPTION IN SUPPLY OR TRANSPORTATION AND THE AVAILABILITY OF CAPACITY TO TRANSPORT PROPANE TO MARKET AREAS;

         - HAZARDS OR OPERATING RISKS INCIDENTAL TO TRANSPORTING, STORING AND DISTRIBUTING PROPANE THAT MAY NOT BE FULLY COVERED BY INSURANCE;

         - THE MATURITY OF THE PROPANE INDUSTRY AND COMPETITION FROM OTHER PROPANE DISTRIBUTORS;

         -        ENERGY EFFICIENCIES AND TECHNOLOGICAL TRENDS;

         -        LOSS OF KEY PERSONNEL;

         - THE AVAILABILITY AND COST OF CAPITAL AND HERITAGE'S ABILITY TO ACCESS CERTAIN CAPITAL SOURCES;

         - CHANGES IN LAWS AND REGULATIONS TO WHICH WE ARE SUBJECT, INCLUDING TAX, ENVIRONMENTAL, TRANSPORTATION AND EMPLOYMENT REGULATIONS;

         -        THE COSTS AND EFFECTS OF LEGAL AND ADMINISTRATIVE PROCEEDINGS;
                  AND

         - HERITAGE'S ABILITY TO SUCCESSFULLY IDENTIFY AND CONSUMMATE STRATEGIC ACQUISITIONS AT PURCHASE PRICES THAT ARE ACCRETIVE TO HERITAGE'S FINANCIAL RESULTS.

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

Since its formation in 1989, Heritage has grown primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth. Since its inception through August 31, 2003, Heritage completed 97 acquisitions for an aggregate purchase price approximating $675 million. During the three months ended November 30, 2003, Heritage completed six acquisitions for an aggregate purchase price of $7.3 million, which includes $6.8 million in cash and $0.5 million in notes payable on non-compete agreements and liabilities assumed. Subsequent to November 30, 2003, Heritage completed two acquisitions for an aggregate purchase price of approximately $39.7 million, before working capital adjustments, which includes $15.7 million in cash, 505,826 Partnership Common Units valued at $17.8 million, and $6.2 million in notes payable on non-compete agreements and long-term debt. Management believes that Heritage is the fourth largest retail marketer of propane in the United States, based on retail gallons sold. Heritage serves more than 650,000 customers from over 300 customer service locations in 31 states.

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

The following is a discussion of the historical financial condition and results of operations of Heritage Propane Partners, L.P. and its subsidiaries, and should be read in conjunction with the historical Financial and Operating Data and Notes thereto included elsewhere in this quarterly report on Form 10-Q.

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

THREE MONTHS ENDED NOVEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED NOVEMBER 30, 2002

         Volume. Total retail gallons sold in the three months ended November 30, 2003 were 78.6 million, an increase of 1.9 MILLION over the 76.7 million gallons sold in the three months ended November 30, 2002. Of the 1.9 million gallon increase in volume, 6.7 million gallons reflects the benefits of the volume added through acquisitions offset by a decrease of 4.8 million gallons due to warmer than normal weather conditions in the areas of operations. Temperatures were approximately 11 percent warmer than normal and 11 percent warmer than the first quarter of fiscal year 2003. Heritage also sold approximately 15.5 million wholesale gallons in this first quarter of fiscal 2004, a decrease of 6.6 million gallons from the 22.1 million wholesale gallons sold in the first quarter of fiscal 2003. U.S. wholesale gallons decreased 1.6 million gallons to 3.3 million gallons, due to a change in customer mix and the effects of the warmer than normal weather, and the foreign volumes of MP Energy Partnership decreased 5.0 million gallons to 12.2 million for the first quarter, due to an exchange contract that was in effect during the three months ended November 30, 2002 which was not economical to renew during the three months ended November 30, 2003.

         Revenues. Total revenues for the three months ended November 30, 2003 were $123.7 million, an increase of $10.2 million, as compared to $113.5 million in the three months ended November 30, 2002. The current period's domestic retail propane revenues increased $10.4 million to $94.4 million versus the prior year's revenues of $84.0 million due to an $8.1 million increase from acquisition related volumes, an $8.0 million increase due to higher selling prices offset by $5.8 million decrease as a result of decreased volumes due to warmer temperatures in the current period. The U.S. wholesale revenues decreased to $2.3 million, as compared to $2.5 million for the period ended November 30, 2002 as a result of a $1.1 million decrease due to decreased volumes offset by a $0.9 million increase due to higher selling prices. Foreign revenues decreased $0.9 million for the three months ended November 30, 2003 to $8.0 million as compared to $8.9 million for the three months ended November 30, 2002, as a result of a $3.3 million decrease due to decreased volumes described above, partially offset by a $2.4 million increase from higher selling prices. The net liquids marketing activity conducted through Resources was $0.1 million versus the prior year's activity of $0.7 million due to less favorable movement in product prices in the current fiscal period. Other domestic revenues increased by $1.5 million, to $18.9 million as compared to $17.4 million in the prior year as a result of acquisitions.

         Cost of Products Sold. Total cost of products sold increased to $66.4 million for the three months ended November 30, 2003 as compared to $57.0 million for the three months ended November 30, 2002. The current period's domestic retail cost of sales increased $10.0 million to $51.6 million as compared to $41.6 million in the prior year, of which $8.7 million was due to a higher cost of fuel per gallon this period and a $1.3 million increase due to slightly increased volumes compared to the same period last fiscal year. The U.S. wholesale cost of sales remained the same at $2.1 million. Foreign cost of sales decreased $1.0 million to $7.4 million as compared to $8.4 million in the prior year, which was due to a $3.0 million decrease due to lower volumes, offset by a $2.0 million increase in wholesale fuel costs. Other cost of sales increased $0.4 million to $5.3 million as compared to $4.9 million for the three months ended November 30, 2002.

         Gross Profit. Total gross profit for the three months ended November 30, 2003 increased by $1.0 million to $57.4 million as compared to $56.4 million for the three months ended November 30, 2002. For the three months ended November 30, 2003, retail fuel gross profit was $42.8 million, U.S. wholesale was $0.2 million, and other gross profit was $13.6 million. Foreign wholesale gross profit was $0.7 million and liquids marketing gross profit was $0.1 million. As a comparison, for the three months ended November 30, 2002, Heritage recorded retail fuel gross profit of $42.4 million, U.S. wholesale was $0.3 million, and other gross profit was $12.5 million. Foreign wholesale gross profit was $0.5 million and liquids marketing was $0.7 million for the three months ended November 30, 2002.

         Operating Expenses. Operating expenses were $38.0 million for the three months ended November 30, 2003 as compared to $33.4 million for the three months ended November 30, 2002. The increase of $4.6 million is primarily the result of a $2.1 million increase in personnel costs and benefits as a result of acquisitions, and a $2.5 million increase in general operating expenses due to acquisitions.

         Selling, General and Administrative. Selling, general and administrative expenses were $3.2 million for the three months ended November 30, 2003, a $0.3 million increase from the $2.9 million for the same three-month period last year.

         Depreciation and Amortization. Depreciation and amortization was $9.4 million in the three months ended November 30, 2003 as compared to $9.3 million in the three months ended November 30, 2002. This increase is due to additional depreciation and amortization of property, plant and equipment, and other intangible assets from acquisitions.

         Operating Income. For the three months ended November 30, 2003, Heritage had operating income of $6.7 million as compared to operating income of $10.9 million for the three months ended November 30, 2002. This decrease is primarily due to the increased operating expenses described above.

         Interest Expense. Interest expense decreased $1.1 million for the three months ended November 30, 2003 to $8.2 million from $9.3 million for the same three-month period last year, primarily as a result of a net decrease of $26.9 million in long-term debt in the period ended November 30, 2003 compared to the same three-month period last year.

         Net Income(Loss). For the three month period ended November 30, 2003, Heritage had a net loss of $1.3 million, a decrease of $2.8 million as compared to net income for the three months ended November 30, 2002 of $1.5 million. The decrease is the result of the decrease in operating income related to operating performance described above.

         EBITDA, as adjusted. EBITDA, as adjusted decreased $4.3 million to

$16.5 million for the three months ended November 30, 2003, as compared to EBITDA, as adjusted of $20.8 million for the period ended November 30, 2002. This decrease is due to the operating conditions described above. EBITDA, as adjusted for the three months ended November 30, 2003 and November 30, 2002 is computed as follows:

NET INCOME (LOSS) RECONCILIATION                            Three Months Ended
(in millions)                                                   November 30,
                                                         -------------------------
                                                             2003          2002
                                                         -----------   -----------
Net income (loss)                                        $      (1.3)  $       1.5
Depreciation and amortization                                    9.4           9.3
Interest                                                         8.2           9.3
Non-cash compensation expense                                    0.1           0.3
Other expense                                                    0.1           0.3
Depreciation, amortization, and interest of investee             0.2           0.2
Minority interest in the Operating Partnership                     -             -
Less:  Gain on disposal of assets                               (0.2)         (0.1)
                                                         -----------   -----------
EBITDA, as adjusted (a)                                  $      16.5   $      20.8
                                                         -----------   -----------

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

         EBITDA, as adjusted is presented because such information is relevant and is used by management, industry analysts, investors, lenders and rating agencies to assess the financial performance and operating results of the Partnership's fundamental business activities. Management believes that the presentation of EBITDA, as adjusted is useful to lenders and investors because of its use in the propane industry and for master limited partnerships as an indicator of

\
         the strength and performance of the Partnership's ongoing business operations, including the ability to fund capital expenditures, service debt and pay distributions. Additionally, management believes that EBITDA, as adjusted provides additional and useful information to the Partnership's investors for trending, analyzing and benchmarking the operating results of the Partnership from period to period as compared to other companies that may have different financing and capital structures. The presentation of EBITDA, as adjusted allows investors to view the Partnership's performance in a manner similar to the methods used by management and provides additional insight to the Partnership's operating results.

         EBITDA, as adjusted is used by management to determine our operating performance, and along with other data as internal measures for setting annual operating budgets, assessing financial performance of the Partnership's numerous business locations, as a measure for evaluating targeted businesses for acquisition and as a measurement component of incentive compensation. The Partnership has a large number of business locations located in different regions of the United States. EBITDA, as adjusted can be a meaningful measure of financial performance because it excludes factors which are outside the control of the employees responsible for operating and managing the business locations, and provides information management can use to evaluate the performance of the business locations, or the region where they are located, and the employees responsible for operating them. To present EBITDA, as adjusted on a full Partnership basis, we add back the minority interest of the general partner because net income is reported net of the general partner's minority interest. Our EBITDA, as adjusted includes non-cash compensation expense which is a non-cash expense item resulting from our unit based compensation plans that does not require cash settlement and is not considered during management's assessment of the operating results of the Partnership's business. By adding these non-cash compensation expenses in EBITDA, as adjusted allows management to compare the Partnership's operating results to those of other companies in the same industry who may have compensation plans with levels and values of annual grants that are different than the Partnership's. Other expenses include other finance charges and other asset non-cash impairment charges that are reflected in the Partnership's operating results but are not classified in interest, depreciation and amortization. We do not include gain on the sale of assets when determining EBITDA, as adjusted since including non-cash income resulting from the sale of assets increases the performance measure in a manner that is not related to the true operating results of the Partnership's business. In addition, Heritage's debt agreements contain financial covenants based on EBITDA, as adjusted. For a description of these covenants, please read "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Description of Indebtedness" included in the Partnership's Form 10-K for the fiscal year ended August 31, 2003, as filed with the Securities and Exchange Commission on November 26, 2003.

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

         Operating Activities. Net cash used in operating activities during the three months ended November 30, 2003, was $9.6 million as compared to cash used in operating activities of $2.3 million for the same three-month period ended November 30, 2002. The net cash used in operating activities for the three months ended November 30, 2003 consisted of net loss of $1.3 million and non-cash charges of $9.4 million, principally depreciation and amortization, offset by the impact of an increase in working capital of $17.8 million. The increase in working capital for the quarter ended November 30, 2003 as compared to the quarter ended November 30, 2002 is primarily due to the increased inventory at November 30, 2003 because of lower volumes sold as a result of the warmer weather and more inventory due to acquisitions, offset by lower receivables in November 30, 2003 compared to November 30, 2002 which is related to lower volumes sold, and a decrease in the change in accounts payable and accrued liabilities in November of 2003 compared to 2002, due to warmer weather in the November of 2003.

         Investing Activities. Heritage completed six acquisitions during the three months ended November 30, 2003 spending a net of $6.8 million, after deducting cash received in such acquisitions. This capital expenditure amount is reflected in the net cash used in investing activities of $18.4 million along with $12.2 million invested for maintenance needed to sustain operations at current levels and for customer tanks to support growth of operations. Net cash used in investing activities also includes proceeds from the sale of idle property of $0.6 million.

         Financing Activities. Net cash provided by financing activities during the three months ended November 30, 2003 of $28.8 million resulted mainly from a net increase in the Working Capital Facility of $33.7 million and a net increase in the Acquisition Facility of $11.7 million used to acquire other propane businesses. These increases were offset by cash distributions to Unitholders of $12.1 million and a decrease in other long-term debt of $4.5 million.

FINANCING AND SOURCES OF LIQUIDITY

Heritage has a Bank Credit Facility with various financial institutions, which includes a Working Capital Facility, providing for up to $65.0 million of borrowings for working capital and other general partnership purposes, and an Acquisition Facility providing for up to $50.0 million of borrowings for acquisitions and improvements. The Bank Credit Facility is secured by all receivables, contracts, equipment, inventory and general intangibles of Heritage Operating. Under the terms of the Bank Credit Facility agreement, the Working Capital Facility is set to expire June 30, 2004 and the Acquisition Facility was set to expire December 31, 2003, at which time the outstanding balance on the Acquisition Facility was to convert to a term loan payable in quarterly installments with a final maturity of June 30, 2006. Heritage entered into an amendment and restatement of the above described Bank Credit Facility effective as of December 31, 2003 which increased the amount available to be borrowed under each of the Working Capital Facility and the Acquisition Facility to up to $75 million and extended the maturity of each facility to December 31, 2006. The weighted average interest rate was 2.495% for the amounts outstanding at November 30, 2003 on both the Working Capital Facility and the Acquisition Facility. As of November 30, 2003, the Working Capital Facility had $4.6 million available for borrowings and the Acquisition Facility had $13.7 million available to fund future acquisitions. Management believes that its Bank Credit Facility is adequate to fund the future operating and capital needs of the Partnership.

Heritage uses its cash provided by operating and financing activities to provide distributions to the Partnership's Unitholders and to fund acquisition, maintenance, and growth capital expenditures. Acquisition capital expenditures, which include expenditures related to the acquisition of retail propane operations and intangibles associated with such acquired businesses, were $6.8 million for the three months ended November 30, 2003. In addition to the $6.8 million of cash expended for acquisitions, $0.5 million for notes payable on non-compete agreements were issued in connection with certain acquisitions.

Under the Partnership Agreement, the Partnership will distribute to its partners within 45 days after the end of each fiscal quarter, an amount equal to all of its Available Cash for such quarter. Available Cash generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves established by the General Partner in its reasonable discretion that is necessary or appropriate to provide for future cash requirements. The Partnership's commitment to its Unitholders is to distribute the increase in its cash flow while maintaining prudent reserves for the Partnership's operations. The Partnership paid a quarterly distribution of $0.65 (or $2.60 annually) on October 15, 2003 for the fourth quarter ended August 31, 2003, and declared a distribution of $0.65 (or $2.60 annually) on December 19, 2003 payable on January 14, 2004. The current distribution level includes incentive distributions payable to the General Partner to the extent the quarterly distribution exceeds $0.55 per unit ($2.20 annually).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Heritage has little cash flow exposure due to rate changes for long-term debt obligations. The Operating Partnership had $96.8 million of variable rate debt outstanding as of November 30, 2003 through its Bank Credit Facility described elsewhere in this report. The balance outstanding in the Bank Credit Facility generally fluctuates throughout the year. A theoretical change of 1% in the interest rate on the balance outstanding at November 30, 2003 would result in an approximate $968 thousand change in annual net income. Heritage primarily enters debt obligations to support general corporate purposes including capital expenditures and working capital needs. The Operating Partnership's long-term debt instruments were typically issued at fixed interest rates. When these debt obligations mature, Heritage may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.

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

At November 30, 2003, Heritage had no outstanding propane hedges. Heritage continues to monitor propane prices and may enter into additional propane hedges in the future. Inherent in the portfolio from the liquids marketing activities are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counter parties to a contract. Heritage takes an active role in managing and controlling market and credit risk and has established control procedures which are reviewed on an ongoing basis. Heritage monitors market risk through a variety of techniques, including routine reporting to senior management. Heritage attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures.

LIQUIDS MARKETING

Heritage buys and sells derivative financial instruments, which are within the scope of SFAS 133 and that are not designated as accounting hedges. Heritage also enters into energy trading contracts, which are not derivatives, and therefore are not within the scope of SFAS 133. EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 98-10), applied to energy trading contracts not within the scope of SFAS 133 that were entered into prior to October 25, 2002. The types of contracts Heritage utilizes in its liquids marketing segment include energy commodity forward contracts, options, and swaps traded on the over-the-counter financial markets. In accordance with the provisions of SFAS 133, derivative financial instruments utilized in connection with Heritages' liquids marketing activity are accounted for using the mark-to-market method. Additionally, all energy trading contracts entered into prior to October 25, 2002 were accounted for using the mark-to-market method in accordance with the provisions of EITF 98-10. Under the mark-to-market method of accounting, forwards, swaps, options, and storage contracts are reflected at fair value, and are shown in the consolidated balance sheet as assets and liabilities from liquids marketing activities. Heritage applies the applicable provisions of EITF Issue No. 02-3, Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3), which requires that gains and losses on derivative instruments be shown net in the statement of operations if the derivative instruments are held for trading purposes. Net realized and unrealized gains and losses from the financial contracts and the impact of price movements are recognized in the statement of operations as liquids marketing revenue. Changes in the assets and liabilities from the liquids marketing activities result primarily from changes in the market prices, newly originated transactions, and the timing and settlement of contracts. EITF 02-3 also rescinds EITF 98-10 for all energy trading contracts entered into after October 25, 2002 and specifies certain disclosure requirements. Consequently, Heritage does not apply mark-to-market accounting for any contracts entered into after October 25, 2002 that are not within the scope of SFAS 133. Heritage attempts to balance its contractual portfolio in terms of notional amounts and timing of performance and delivery obligations. However, net unbalanced positions can exist or are established based on management's assessment of anticipated market movements.

The notional amounts and terms of these financial instruments as of November 30, 2003 and 2002 include fixed price payor for 310,000 and 586,000 barrels of propane, and fixed price receiver of 315,000 and 440,000 barrels of propane, respectively. Notional amounts reflect the volume of the transactions, but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure Heritage's exposure to market or credit risks.

The fair value of the financial instruments related to liquids marketing activities as of November 30, 2003 and August 31, 2003, was assets of $0.1 and $0.08 million respectively, and liabilities of $0.1 and $0.08 million, respectively, related to propane.

Estimates related to Heritage's liquids marketing activities are sensitive to uncertainty and volatility inherent in the energy commodities markets and actual results could differ from these estimates. A theoretical change of 10% in the underlying commodity value of the liquids marketing contracts would result in an approximate $10 thousand change in the market value of the contracts as there were approximately 210 thousand gallons of net unbalanced positions at November 30, 2003.

The following table summarizes the fair value of Heritage's contracts, aggregated by method of estimating fair value of the contracts as of November 30, 2003 and August 31, 2003 where settlement had not yet occurred. Heritage's contracts all have a maturity of less than 1 year. The market prices used to value these transactions reflect management's best estimate considering various factors including closing average spot prices for the current and outer months plus a differential to consider time value and storage costs.

                                                                        November 30,     August 31,
                Source of Fair Value                                        2003            2003
    ----------------------------------------------                      ------------     ----------
Prices actively quoted                                                   $       50      $       80
Prices based on other valuation methods                                          62               3
                                                                         ----------      ----------
    Assets from liquids marketing                                        $      112      $       83
                                                                         ==========      ==========

Prices actively quoted                                                   $       78      $       80
Prices based on other valuation methods                                          22               -
                                                                         ----------      ----------
    Liabilities from liquids marketing                                   $      100      $       80
                                                                         ==========      ==========

Unrealized gains in fair value of contracts outstanding                  $       12      $        3
                                                                         ==========      ==========

The following table summarizes the changes in the unrealized fair value of Heritage's contracts where settlement had not yet occurred for the three months ending November 30, 2003 and 2002.

                                                           November 30,   November 30,
                                                               2003           2002
                                                           ------------   ------------
Unrealized gains (losses) in fair value of contracts
     outstanding at the beginning of the period             $        3     $      483
Other unrealized gains (losses) recognized during the
     period                                                         46            224
Less:  Realized gains (losses) recognized during the
     period                                                         37            666
                                                            ----------     ----------
Unrealized gains (losses) in fair value of contracts
     outstanding at the end of the period                   $       12     $       41
                                                            ==========     ==========

The following table summarizes the gross transaction volumes in barrels for liquids marketing contracts that were physically settled for the three months ended November 30, 2003, and 2002.

                                                   (in thousands)
Three months ended November 30, 2003                     29
Three months ended November 30, 2002                     44

ITEM 4. CONTROLS AND PROCEDURES

The Partnership maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. An evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, concluded that the Partnership's disclosure controls and procedures were adequate and effective as of November 30, 2003. There have been no change in the Partnership's internal controls over financial reporting (as defined in Rule 13(e)-15 or Rule 15d-15(f) of the Exchange Act) or in other factors during the Partnership's fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership's internal controls over financial reporting, and there have been no corrective actions with respect to significant deficiencies and material weaknesses in our internal controls.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

        Exhibit
        Number                                                       Description
        -------                                                      -----------
(1)      3.1               Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(10)     3.1.1             Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Propane
                           Partners, L.P.

(16)     3.1.2             Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Propane
                           Partners, L.P.

(19)     3.1.3             Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Heritage Propane
                           Partners, L.P.

(19)     3.1.4             Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Heritage Propane
                           Partners, L.P.

(1)      3.2               Agreement of Limited Partnership of Heritage Operating, L.P.

(12)     3.2.1             Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

(19)     3.2.2             Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

(18)     3.3               Amended Certificate of Limited Partnership of Heritage Propane Partners, L.P.

(18)     3.4               Amended Certificate of Limited Partnership of Heritage Operating, L.P.

(20)     4.1               Registration Rights Agreement for Limited Partner Interests of Heritage Propane Partners, L.P.

(7)      10.1              First Amended and Restated Credit Agreement with Banks Dated May 31, 1999

(8)      10.1.1            First Amendment to the First Amended and Restated Credit Agreement dated as of October 15, 1999

(9)      10.1.2            Second Amendment to First Amended and Restated Credit Agreement dated as of May 31, 2000

(10)     10.1.3            Third Amendment dated as of August 10, 2000 to First Amended and Restated Credit Agreement

(13)     10.1.4            Fourth Amendment to First Amended and Restated Credit Agreement dated as of December 28, 2000

         Exhibit
         Number                                                       Description
         -------                                                      -----------
(16)     10.1.5            Fifth Amendment to First Amended and Restated Credit Agreement dated as of July 16, 2001

(1)      10.2              Form of Note Purchase Agreement (June 25, 1996)

(3)      10.2.1            Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996

(4)      10.2.2            Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997

(6)      10.2.3            Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998

(8)      10.2.4            Second Amendment Agreement dated September 1, 1999 to June 25, 1996 Note Purchase Agreement

(11)     10.2.5            Third Amendment  Agreement dated May 31, 2000 to June 25, 1996 Note Purchase Agreement and November
                           19, 1997 Note Purchase Agreement

(10)     10.2.6            Fourth Amendment  Agreement dated August 10, 2000 to June 25, 1996 Note Purchase  Agreement and
                           November 19, 1997 Note Purchase Agreement

(13)     10.2.7            Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase  Agreement,
                           November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement

(1)      10.3              Form of Contribution, Conveyance and Assumption Agreement among Heritage Holdings, Inc., Heritage Propane
                           Partners, L.P. and Heritage Operating, L.P.

(1)(**)  10.6              Restricted Unit Plan

(4)(**)  10.6.1            Amendment of Restricted Unit Plan dated as of October 17, 1996

(12)(**) 10.6.2            Amended and Restated Restricted Unit Plan dated as of August 10, 2000

(18)(**) 10.6.3            Second Amended and Restated Restricted Unit Plan dated as of February 4, 2002

(12)(**) 10.7              Employment Agreement for James E. Bertelsmeyer dated as of August 10, 2000

(18)     10.7.1            Consent to Assignment of Employment Agreement for James E. Bertelsmeyer dated February 3, 2002

(21)(**) 10.7.2            Amendment 1 of Employment Agreement for James E. Bertelsmeyer dated August 10, 2002

(24)(**) 10.7.3            Amendment 2 of Employment Agreement for James E. Bertelsmeyer dated April 1, 2003

(12)(**) 10.8              Employment Agreement for R. C. Mills dated as of August 10, 2000

(18)     10.8.1            Consent to Assignment of Employment Agreement for R.C. Mills dated February 3, 2002

(12)(**) 10.10             Employment Agreement for H. Michael Krimbill dated as of August 10, 2000

         Exhibit
         Number                                                       Description
         -------                                                      -----------
(18)     10.10.1           Consent to Assignment of Employment Agreement for H. Michael Krimbill dated February 3, 2002

(12)(**) 10.11             Employment Agreement for Bradley K. Atkinson dated as of August 10, 2000

(18)     10.11.1           Consent to Assignment of Employment Agreement for Bradley K. Atkinson dated February 3, 2002

(12)(**) 10.13             Employment Agreement for Mark A. Darr dated as of August 10, 2000

(18)     10.13.1           Consent to Assignment of Employment Agreement for Mark A. Darr dated February 3, 2002

(12)(**) 10.14             Employment Agreement for Thomas H. Rose dated as of August 10, 2000

(18)     10.14.1           Consent to Assignment of Employment Agreement for Thomas H. Rose dated February 3, 2002

(12)     10.15             Employment Agreement for Curtis L. Weishahn dated as of August 10, 2000

(18)     10.15.1           Consent to Assignment of Employment Agreement for Curtis L. Weishahn dated February 3, 2002

(5)      10.16             Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1           Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement

(8)      10.16.2           Second  Amendment Agreement dated September 1, 1999 to November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

(9)      10.16.3           Third Amendment  Agreement dated May 31, 2000 to November 19, 1997 Note Purchase Agreement and June 25,
                           1996 Note Purchase Agreement

(10)     10.16.4           Fourth Amendment Agreement dated August 10, 2000 to November 19, 1997 Note Purchase Agreement and
                           June 25, 1996 Note Purchase Agreement

(13)     10.16.5           Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement

(10)     10.17             Contribution Agreement dated June 15, 2000 among U.S. Propane, L.P., Heritage Operating, L.P. and
                           Heritage Propane Partners, L.P.

(10)     10.17.1           Amendment dated August 10, 2000 to June 15, 2000 Contribution Agreement

(10)     10.18             Subscription Agreement dated June 15, 2000 between Heritage Propane Partners, L.P. and individual investors

(10)     10.18.1           Amendment dated August 10, 2000 to June 15, 2000 Subscription Agreement

(16)     10.18.2           Amendment Agreement dated January 3, 2001 to the June 15, 2000 Subscription Agreement

(17)     10.18.3           Amendment Agreement dated October 5, 2001 to the June 15, 2000 Subscription Agreement

         Exhibit
         Number                                                       Description
         -------                                                      -----------
(10)     10.19             Note Purchase Agreement dated as of August 10, 2000

(13)     10.19.1           Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement

(14)     10.19.2           First Supplemental Note Purchase Agreement dated as of May 24, 2001 to the August 10, 2000 Note Purchase
                           Agreement

(15)     10.20             Stock Purchase Agreement dated as of July 5, 2001 among the shareholders of ProFlame, Inc. and Heritage
                           Holdings, Inc.

(15)     10.21             Stock Purchase Agreement dated as of July 5, 2001 among the shareholders of Coast Liquid Gas, Inc. and
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

(23)(**) 10.29             Employment Agreement for Michael L. Greenwood dated as of July 1, 2002

(25)     10.30             Acquisition Agreement dated November 6, 2003 among the owners of U.S. Propane, L.P. and U.S. Propane,
                           L.L.C., and La Grange Energy, L.P.

(25)     10.31             Contribution  Agreement dated November 6, 2003 among La Grange Energy, L.P., and Heritage Propane
                           Partners, L.P. and U.S. Propane, L.P.

 (*)     10.31.1           Amendment No. 1 to Contribution Agreement dated December 7, 2003 among La Grange Energy, L.P., Heritage
                           Propane Partners, L.P. and U.S. Propane, L.P.

         Exhibit
         Number                                                       Description
         -------                                                      -----------
(25)     10.32             Stock Purchase Agreement dated November 6, 2003 among the owners of Heritage Holdings, Inc. and
                           Heritage Propane Partners, L.P.

(25)     21.1              List of Subsidiaries

(*)      31.1              Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(*)      31.2              Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(*)      32.1              Certification of Chief Executive Officer  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

(*)      32.2              Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
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

(24) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q for the quarter ended May 21, 2003.

(25) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-K for the year ended August 31, 2003.

(*)      Filed herewith.

(**)     Denotes a management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

     The Partnership filed one report on Form 8-K during the quarter ending November 30, 2003.

     Form 8-K item 5 was filed on November 13, 2003 announcing the signing of a definitive agreement with La Grange Energy, L.P. to acquire the natural gas gathering, treating, processing and transportation business operations of La Grange and its subsidiaries.

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

                                 HERITAGE PROPANE PARTNERS, L.P.

                                 By:  U.S. Propane, L.P.., General Partner

                                 By:  U.S. Propane, L.L.C., General Partner

Date:  January 14, 2004          By: /s/ Michael L. Greenwood
                                     -------------------------------------------
                                         Michael L. Greenwood
                                         (Vice President, Chief Financial
                                         Officer and officer duly authorized to
                                         sign on behalf of the registrant)

                                INDEX TO EXHIBITS

         Exhibit
         Number                                                       Description
         -------                                                      -----------
(1)      3.1               Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(10)     3.1.1             Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Propane
                           Partners, L.P.

(16)     3.1.2             Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Propane
                           Partners, L.P.

(19)     3.1.3             Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Heritage Propane
                           Partners, L.P.

(19)     3.1.4             Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Heritage Propane
                           Partners, L.P.

(1)      3.2               Agreement of Limited Partnership of Heritage Operating, L.P.

(12)     3.2.1             Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

(19)     3.2.2             Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

(18)     3.3               Amended Certificate of Limited Partnership of Heritage Propane Partners, L.P.

(18)     3.4               Amended Certificate of Limited Partnership of Heritage Operating, L.P.

(20)     4.1               Registration Rights Agreement for Limited Partner Interests of Heritage Propane Partners, L.P.

(7)      10.1              First Amended and Restated Credit Agreement with Banks Dated May 31, 1999

(8)      10.1.1            First Amendment to the First Amended and Restated Credit Agreement dated as of October 15, 1999

(9)      10.1.2            Second Amendment to First Amended and Restated Credit Agreement dated as of May 31, 2000

(10)     10.1.3            Third Amendment dated as of August 10, 2000 to First Amended and Restated Credit Agreement

(13)     10.1.4            Fourth Amendment to First Amended and Restated Credit Agreement dated as of December 28, 2000

         Exhibit
         Number                                                       Description
         -------                                                      -----------
(16)     10.1.5            Fifth Amendment to First Amended and Restated Credit Agreement dated as of July 16, 2001

(1)      10.2              Form of Note Purchase Agreement (June 25, 1996)

(3)      10.2.1            Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996

(4)      10.2.2            Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997

(6)      10.2.3            Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998

(8)      10.2.4            Second Amendment Agreement dated September 1, 1999 to June 25, 1996 Note Purchase Agreement

(11)     10.2.5            Third Amendment  Agreement dated May 31, 2000 to June 25, 1996 Note Purchase Agreement and November
                           19, 1997 Note Purchase Agreement

(10)     10.2.6            Fourth Amendment  Agreement dated August 10, 2000 to June 25, 1996 Note Purchase  Agreement and
                           November 19, 1997 Note Purchase Agreement

(13)     10.2.7            Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase  Agreement,
                           November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement

(1)      10.3              Form of Contribution, Conveyance and Assumption Agreement among Heritage Holdings, Inc., Heritage Propane
                           Partners, L.P. and Heritage Operating, L.P.

(1)(**)  10.6              Restricted Unit Plan

(4)(**)  10.6.1            Amendment of Restricted Unit Plan dated as of October 17, 1996

(12)(**) 10.6.2            Amended and Restated Restricted Unit Plan dated as of August 10, 2000

(18)(**) 10.6.3            Second Amended and Restated Restricted Unit Plan dated as of February 4, 2002

(12)(**) 10.7              Employment Agreement for James E. Bertelsmeyer dated as of August 10, 2000

(18)     10.7.1            Consent to Assignment of Employment Agreement for James E. Bertelsmeyer dated February 3, 2002

(21)(**) 10.7.2            Amendment 1 of Employment Agreement for James E. Bertelsmeyer dated August 10, 2002

(24)(**) 10.7.3            Amendment 2 of Employment Agreement for James E. Bertelsmeyer dated April 1, 2003

(12)(**) 10.8              Employment Agreement for R. C. Mills dated as of August 10, 2000

(18)     10.8.1            Consent to Assignment of Employment Agreement for R.C. Mills dated February 3, 2002

(12)(**) 10.10             Employment Agreement for H. Michael Krimbill dated as of August 10, 2000

         Exhibit
         Number                                                       Description
         -------                                                      -----------
(18)     10.10.1           Consent to Assignment of Employment Agreement for H. Michael Krimbill dated February 3, 2002

(12)(**) 10.11             Employment Agreement for Bradley K. Atkinson dated as of August 10, 2000

(18)     10.11.1           Consent to Assignment of Employment Agreement for Bradley K. Atkinson dated February 3, 2002

(12)(**) 10.13             Employment Agreement for Mark A. Darr dated as of August 10, 2000

(18)     10.13.1           Consent to Assignment of Employment Agreement for Mark A. Darr dated February 3, 2002

(12)(**) 10.14             Employment Agreement for Thomas H. Rose dated as of August 10, 2000

(18)     10.14.1           Consent to Assignment of Employment Agreement for Thomas H. Rose dated February 3, 2002

(12)     10.15             Employment Agreement for Curtis L. Weishahn dated as of August 10, 2000

(18)     10.15.1           Consent to Assignment of Employment Agreement for Curtis L. Weishahn dated February 3, 2002

(5)      10.16             Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1           Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement

(8)      10.16.2           Second  Amendment Agreement dated September 1, 1999 to November 19, 1997 Note Purchase Agreement and June
                           25, 1996 Note Purchase Agreement

(9)      10.16.3           Third Amendment  Agreement dated May 31, 2000 to November 19, 1997 Note Purchase Agreement and June 25,
                           1996 Note Purchase Agreement

(10)     10.16.4           Fourth Amendment Agreement dated August 10, 2000 to November 19, 1997 Note Purchase Agreement and
                           June 25, 1996 Note Purchase Agreement

(13)     10.16.5           Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement

(10)     10.17             Contribution Agreement dated June 15, 2000 among U.S. Propane, L.P., Heritage Operating, L.P. and
                           Heritage Propane Partners, L.P.

(10)     10.17.1           Amendment dated August 10, 2000 to June 15, 2000 Contribution Agreement

(10)     10.18             Subscription Agreement dated June 15, 2000 between Heritage Propane Partners, L.P. and individual investors

(10)     10.18.1           Amendment dated August 10, 2000 to June 15, 2000 Subscription Agreement

(16)     10.18.2           Amendment Agreement dated January 3, 2001 to the June 15, 2000 Subscription Agreement

(17)     10.18.3           Amendment Agreement dated October 5, 2001 to the June 15, 2000 Subscription Agreement

         Exhibit
         Number                                                       Description
         -------                                                      -----------
(10)     10.19             Note Purchase Agreement dated as of August 10, 2000

(13)     10.19.1           Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement,
                           November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement

(14)     10.19.2           First Supplemental Note Purchase Agreement dated as of May 24, 2001 to the August 10, 2000 Note Purchase
                           Agreement

(15)     10.20             Stock Purchase Agreement dated as of July 5, 2001 among the shareholders of ProFlame, Inc. and Heritage
                           Holdings, Inc.

(15)     10.21             Stock Purchase Agreement dated as of July 5, 2001 among the shareholders of Coast Liquid Gas, Inc. and
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

(23)(**) 10.29             Employment Agreement for Michael L. Greenwood dated as of July 1, 2002

(25)     10.30             Acquisition Agreement dated November 6, 2003 among the owners of U.S. Propane, L.P. and U.S. Propane,
                           L.L.C., and La Grange Energy, L.P.

(25)     10.31             Contribution  Agreement dated November 6, 2003 among La Grange Energy, L.P., and Heritage Propane
                           Partners, L.P. and U.S. Propane, L.P.

 (*)     10.31.1           Amendment No. 1 to Contribution Agreement dated December 7, 2003 among La Grange Energy, L.P., Heritage
                           Propane Partners, L.P. and U.S. Propane, L.P.

         Exhibit
         Number                                                       Description
         -------                                                      -----------
(25)     10.32             Stock Purchase Agreement dated November 6, 2003 among the owners of Heritage Holdings, Inc. and
                           Heritage Propane Partners, L.P.

(25)     21.1              List of Subsidiaries

(*)      31.1              Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(*)      31.2              Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(*)      32.1              Certification of Chief Executive Officer  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

(*)      32.2              Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
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

(24) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-Q for the quarter ended May 21, 2003.

(25) Incorporated by reference to the same numbered Exhibit to the Registrant's Form 10-K for the year ended August 31, 2003.

(*)      Filed herewith.

(**)     Denotes a management contract or compensatory plan or arrangement.

(b)  Reports on Form 8-K

     The Partnership filed one report on Form 8-K during the quarter ending November 30, 2003.

     Form 8-K item 5 was filed on November 13, 2003 announcing the signing of a definitive agreement with La Grange Energy, L.P. to acquire the natural gas gathering, treating, processing and transportation business operations of La Grange and its subsidiaries.