Form 10-Q
period 2004-02-29
ENERGY TRANSFER PARTNERS LP
filed 2004-04-14
CIK 1012569

                                    FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM            to
                               ----------

COMMISSION FILE NUMBER 1-11727

                         ENERGY TRANSFER PARTNERS, L.P.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                             73-1493906

(state or other jurisdiction or                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              2838 WOODSIDE STREET
                               DALLAS, TEXAS 75204
                              (Address of principal
                                executive offices
                                 and zip code)

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

Yes     [x]         No         [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     [x]         No         [ ]


At April 11, 2004, the registrant had units outstanding as follows:
Energy Transfer Partners, L.P.      27,919,974       Common Units
                                     7,721,542       Class D Units

                                    FORM 10-Q

                         ENERGY TRANSFER PARTNERS, L.P.

                                TABLE OF CONTENTS

                                                                                                                    Pages
                                                                                                                    -----
PART I            FINANCIAL INFORMATION.........................................................................       1

     ITEM 1.      FINANCIAL STATEMENTS (Unaudited)

                 ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES

                  Consolidated Balance Sheets -
                      February 29, 2004
                      August 31, 2003 (Energy Transfer Company)
                      and August 31, 2003 (Predecessor Heritage) ...............................................       2

                  Consolidated Statements of Operations -
                      Three months and six months ended February 29, 2004
                      Three months and five months ended February 28, 2003 (Energy Transfer Company)
                      Three months and six months ended February 28, 2003 (Predecessor Heritage)................       4

                  Consolidated Statements of Comprehensive Income -
                      Three months and six months ended February 29, 2004
                      Three months and five months ended February 28, 2003 (Energy Transfer Company)
                      Three months and six months ended February 28, 2003 (Predecessor Heritage)................       5

                  Consolidated Statement of Partners' Capital -
                      Six months ended February 29, 2004........................................................       6

                  Consolidated Statements of Cash Flows -
                      Six months ended February 29, 2004
                      Five months ended February 28, 2003 (Energy Transfer Company)
                      Six months ended February 28, 2003 (Predecessor Heritage).................................       7


                  Notes to Consolidated Financial Statements....................................................       9


     ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.......................................................      35

     ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                      MARKET RISK...............................................................................      55

     ITEM 4.      CONTROLS AND PROCEDURES.......................................................................      56

PART II           OTHER INFORMATION

     ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS.....................................................      57

     ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K..............................................................      57

     SIGNATURE

                         PART I - FINANCIAL INFORMATION

The financial statements presented herein for the three months and six months ended February 29, 2004 include the results of operations for Energy Transfer Company for the period from December 1, 2003 and September 1, 2003, respectively, through February 29, 2004, and for Heritage Propane Partners, L.P. (referenced herein as Predecessor Heritage) only for the period from January 20, 2004 to February 29, 2004. Thus, the results of operations do not represent the entire results of operations for Predecessor Heritage for the three and six months ended February 29, 2004, as they do not include the results of operations of Predecessor Heritage for the period prior to the Energy Transfer Transaction on January 20, 2004.

ITEM 1. FINANCIAL STATEMENTS

                 ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)
                                   (unaudited)

                                                                      February 29,      August 31,        August 31,
                                                                         2004             2003               2003
                                                                      -----------    ---------------     -------------
                                                                                    (Energy Transfer     (Predecessor
                                                                      (see Note 2)      Company)           Heritage)
                              ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                          $   110,601      $    53,122        $      7,117
   Marketable securities                                                    2,126                -               3,044
   Accounts receivable, net of allowance for doubtful accounts            247,811          105,987              35,879
   Accounts receivable from related companies                               3,856                -                   -
   Inventories                                                             37,576            3,947              45,274
   Deposits paid to vendors                                                 1,106           19,053                   -
   Exchanges receivable                                                     1,597            1,373                   -
   Price risk management asset                                              3,311              928                   -
   Prepaid expenses and other                                               6,887              770               2,824
                                                                      -----------      -----------       -------------
     Total current assets                                                 414,871          185,180              94,138

PROPERTY, PLANT AND EQUIPMENT, net                                        928,052          391,264             426,588
INVESTMENT IN AFFILIATES                                                    7,902            6,844               8,694
GOODWILL                                                                  284,240           13,409             156,595
INTANGIBLES AND OTHER ASSETS, net                                          96,566            5,406              52,824
                                                                      -----------      -----------       -------------

     Total assets                                                     $ 1,731,631      $   602,103       $     738,839
                                                                      ===========      ===========       =============

                 LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Working capital facility                                           $    65,488      $         -       $      26,700
   Accounts payable                                                       230,219          114,198              43,690
   Accounts payable to related companies                                   15,046              820               6,255
   Exchanges payable                                                        1,704            1,410                   -
   Accrued and other current liabilities                                   39,076           19,655              35,573
   Price risk management liabilities                                        2,254              823                   -
   Income taxes payable                                                       867            2,567                 500
   Current maturities of long-term debt                                    29,937           30,000              38,309
                                                                      -----------      -----------       -------------

     Total current liabilities                                            384,591          169,473             151,027

LONG-TERM DEBT,  less current maturities                                  685,460          196,000             360,762
DEFERRED TAXES                                                            112,325           55,385                   -
OTHER NONCURRENT LIABILITIES                                                3,601              157                   -
MINORITY INTERESTS                                                            761                -               4,002
                                                                      -----------      -----------       -------------

                                                                        1,186,738          421,015             515,791
                                                                      -----------      -----------       -------------

                 ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)
                                   (unaudited)

                                                                      February 29,       August 31,        August 31,
                                                                         2004              2003              2003
                                                                      -----------     ---------------    -------------
                                                                                     (Energy Transfer    (Predecessor
                                                                      (see Note 2)        Company)         Heritage)
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
   Common Unitholders (27,897,734 and 6,628,817 units authorized, issued and outstanding at February 29, 2004 and August 31,
     2003, respectively)                                                  312,856          180,896             221,207
   Class C Unitholders (1,000,000 and 0 units authorized, issued and outstanding at February 29, 2004 and August 31, 2003,
     respectively)                                                              -                -                   -
   Class D Unitholders (7,721,542 and 0 authorized, issued and
     outstanding at February 29, 2004 and August 31, 2003)                211,883                -                   -
   Treasury Units - Class E Unitholders (4,426,916 and 0
     authorized, issued and outstanding at February 29,
     2004 and August 31, 2003, respectively)                                    -                -                   -
   Special Units (3,742,515 and 0 authorized, issued and
     outstanding at February 29, 2004 and August 31, 2003)                      -                -                   -
   General Partner                                                         17,703              192               2,190
   Accumulated other comprehensive income (loss)                            2,451                -                (349)
                                                                      -----------      -----------       -------------
     Total partners' capital                                              544,893          181,088             223,048
                                                                      -----------      -----------       -------------

     Total liabilities and partners' capital                          $ 1,731,631      $   602,103       $     738,839
                                                                      ===========      ===========       =============

   The accompanying notes are an integral part of these consolidated financial statements.

                 ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per unit and unit data)
                                   (unaudited)

                                    Three         Three        Three Months
                                    Months        Months          Months     Six Months    Five Months    Six Months
                                    Ended         Ended           Ended         Ended         Ended         Ended
                                   February      February       February      February       February      February
                                   29, 2004      28, 2003       28, 2003      29, 2004       28, 2003      28, 2003
                                  ----------   -----------     -----------   -----------    ----------    ----------
                                                 (Energy                                     (Energy
                                                 Transfer      (Predecessor                  Transfer    (Predecessor
                                 (see Note 2)    Company)       Heritage)    (see Note 2)    Company)      Heritage)
REVENUES:
   Midstream and transportation   $  488,291   $   201,440     $        -    $  903,277     $  277,293    $        -
   Affiliated - midstream                  -         2,667              -             -          5,066             -
   Propane                           132,453             -        232,922       132,453              -       328,319
   Other                               8,543             -         16,887         8,543              -        34,950
                                  ----------   -----------     ----------    ----------     ----------    ----------
     Total revenues                  629,287       204,107        249,809     1,044,273        282,359       363,269
                                  ----------   -----------     ----------    ----------     ----------    ----------

COSTS AND EXPENSES:
   Cost of products sold             534,513       174,504        128,420       917,062        241,825       185,440
   Operating expenses                 27,470         5,452         45,237        32,910          7,548        78,630
   Depreciation and amortization       9,472         2,811          9,447        13,619          4,461        18,713
   Selling, general and
     administrative                    6,381         4,286          4,320        11,261          5,873         7,177
   Realized and unrealized
     (gains)
     losses on derivatives            (7,168)        4,828              -       (10,202)         6,693             -
                                  ----------   -----------     ----------    ----------     ----------    ----------

     Total costs and expenses        570,668       191,881        187,424       964,650        266,400       289,960
                                  ----------   -----------     ----------    ----------     ----------    ----------

OPERATING INCOME                      58,619        12,226         62,385        79,623         15,959        73,309

OTHER INCOME (EXPENSE):
   Interest, net                      (8,895)       (3,542)        (9,317)      (12,647)        (4,951)      (18,613)
   Equity in earnings of
   affiliates                            180            71            970           327          1,443         1,183
   Gain on disposal of assets             31             -             88            28              -           155
   Other                                 227            36         (2,268)          233             68        (2,546)
                                  ----------   -----------     ----------    ----------     ----------    ----------

INCOME BEFORE MINORITY
INTERESTS AND INCOME
   TAXES                              50,162         8,791         51,858        67,564         12,519        53,488

   Minority interests                   (175)            -           (821)         (175)             -          (947)
                                  ----------   -----------     ----------    ----------     ----------    ----------

INCOME BEFORE INCOME
   TAXES                              49,987         8,791         51,037        67,389         12,519        52,541

   Income taxes                          748           952          1,285         2,457            952         1,285
                                  ----------   -----------     ----------    ----------     ----------    ----------

NET INCOME                            49,239         7,839         49,752        64,932         11,567        51,256

GENERAL PARTNER'S INTEREST IN
  NET INCOME                           2,304           157            723         2,617            231           956
                                  ----------   -----------     ----------    ----------     ----------    ----------

LIMITED PARTNERS' INTEREST IN
  NET INCOME                      $   46,935    $    7,682     $   49,029    $   62,315     $   11,336    $   50,300
                                  ==========   ===========     ==========    ==========     ==========    ==========

BASIC NET INCOME PER LIMITED
  PARTNER UNIT                    $     2.38    $     1.16     $     3.03    $     4.74     $     1.71    $     3.15
                                  ==========   ===========     ==========    ==========     ==========    ==========

BASIC AVERAGE NUMBER OF UNITS
  OUTSTANDING                     19,686,563     6,621,737     16,165,602    13,154,150      6,621,737    15,990,010
                                  ==========   ===========     ==========    ==========     ==========    ==========

DILUTED NET INCOME PER LIMITED
  PARTNER UNIT                    $     2.38    $     1.16     $     3.03    $     4.73     $     1.71    $     3.14
                                  ==========   ===========     ==========    ==========     ==========    ==========

DILUTED AVERAGE NUMBER OF
  UNITS OUTSTANDING               19,711,458     6,621,737     16,207,002    13,178,848      6,621,737    16,026,860
                                  ==========   ===========     ==========    ==========     ==========    ==========

   The accompanying notes are an integral part of these consolidated financial statements.

                 ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (in thousands, unaudited)

                                        Three Months  Three Months  Three Months    Six Months   Five Months    Six Months
                                           Ended         Ended          Ended         Ended        Ended          Ended
                                         February      February       February       February     February       February
                                         29, 2004      28, 2003       28, 2003       29, 2004     28, 2003       28, 2003
                                       -------------  ------------  ------------    ----------   -----------    ----------
                                                        (Energy                                   (Energy
                                                        Transfer    (Predecessor                  Transfer     (Predecessor
                                       (see Note 2)     Company)      Heritage)    (see Note 2)   Company)       Heritage)
Net income                              $  49,239      $     7,839   $  49,752      $  64,932     $    11,567   $ 51,256

Other comprehensive income
   Reclassification adjustment
     for gains on derivative
     instruments included in net
     income                                (6,381)               -        (427)        (5,900)              -       (427)
   Reclassification adjustment
     for losses on
     available-for-sale
     securities included in net
     income                                     -                -       2,376              -               -      2,376
   Change in value of derivative
     instruments                            9,729                -         957          8,730               -        957
   Change in value of
     available-for-sale securities           (379)               -          (9)          (379)              -         (9)
                                        ---------     ------------   ---------      ---------     -----------   --------

   Comprehensive income                 $  52,208     $      7,839   $  52,649      $  67,383     $    11,567   $ 54,153
                                        =========     ============   =========      =========     ===========   ========

RECONCILIATION OF ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Balance, beginning of period            $    (518)    $          -  $   (3,652)     $       -     $         -   $ (3,652)

Current period reclassification
to earnings                                (6,381)               -       1,949         (5,900)              -      1,949
Current period change                       9,350                -         948          8,351               -        948
                                        ---------     ------------  ----------      ---------     -----------   --------

Balance, end of period                 $    2,451     $          -  $     (755)     $   2,451     $         -   $   (755)
                                       ==========     ============  ==========      =========     ===========  =========

   The accompanying notes are an integral part of these consolidated financial statements.

                 ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                        (in thousands, except unit data)
                                   (unaudited)

                                                  Number of Units
                             ------------------------------------------------------------
                                                                   Class E
                               Common     Class C      Class D     Treasury      Special    Common      Class C
                             ----------  ---------    ---------   ----------    ---------  ---------    -------
BALANCE, AUGUST 31, 2003      6,628,817          -            -                         -    $ 180,896  $     -
Distribution to parent                -          -            -                         -     (209,264)       -
Merger with Predecessor
  Heritage                   16,495,833  1,000,000    7,721,542                 3,742,515      116,236        -
Purchase of Treasury Units            -          -            -   (4,426,916)           -            -        -
Issuance of Common Units      9,200,000          -            -                         -      334,835        -
Conversion of Class E        (4,426,916)         -            -    4,426,916            -     (157,340)       -
   units
General Partner capital
   contribution                       -          -            -                         -       (1,027)       -
Net change in accumulated
  other comprehensive
  income per accompanying
  statements                          -          -            -                         -            -        -
Net income                            -          -            -                         -       48,520        -
                             ----------  ---------    ---------   ----------    ---------    ---------  -------
BALANCE, FEBRUARY 29, 2004   27,897,734  1,000,000    7,721,542            -    3,742,515    $ 312,856  $     -
                             ==========  =========    =========   ==========    =========    =========  =======

                                                                               Accumulated
                                                                                  Other
                                          Class E                  General    Comprehensive
                              Class D    Treasury      Special     Partner       Income        Total
                             ----------  ---------    ---------   ----------    ---------    ---------
BALANCE, AUGUST 31, 2003     $        -  $       -    $       -   $      192    $       -    $ 181,088
Distribution to parent                -          -            -                         -     (209,264)
Merger with Predecessor
  Heritage                      198,372          -            -       (1,957)           -      312,651
Purchase of Treasury Units            -   (157,340)           -            -            -     (157,340)
Issuance of Common Units              -          -            -            -            -      334,835
Conversion of Class E                 -    157,340            -            -            -            -
   units
General Partner capital
   contribution                    (284)         -            -       16,851            -       15,540
Net change in accumulated
  other comprehensive
  income per accompanying
  statements                          -          -            -            -        2,451        2,451
Net income                       13,795          -            -        2,617            -       64,932
                             ----------  ---------    ---------   ----------    ---------    ---------
BALANCE, FEBRUARY 29, 2004   $ 211,883   $       -    $       -   $   17,703    $   2,451    $ 544,893
                             ==========  =========    =========   ==========    =========    =========

   The accompanying notes are an integral part of these consolidated financial statements.

                 ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                Six Months   Five Months    Six Months
                                                                  Ended         Ended          Ended
                                                                 February     February       February
                                                                 29, 2004     28, 2003       28, 2003
                                                               ------------  ------------   ------------
                                                                                (Energy
                                                                               Transfer     (Predecessor
                                                               (see Note 2)    Company)       Heritage)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $     64,932  $     11,567   $     51,256
     Reconciliation of net income to net cash provided by
       operating activities-
     Depreciation and amortization                                   13,619         4,461         18,713
     Provision for loss on accounts receivable                           84             -          1,511
     Loss on write down of marketable securities                          -             -          2,400
     Gain on disposal of assets                                         (28)            -           (155)
     Deferred compensation on restricted units and long-term
       incentive plan                                                     -             -            620
     Undistributed earnings of affiliates                              (474)       (1,443)        (1,183)
     Deferred income taxes                                             (400)       (1,351)             -
     Other, net                                                           -           (82)             -
     Minority interests                                                (213)            -            582
     Changes in assets and liabilities, net of effect of
       acquisitions:
       Accounts receivable                                          (74,390)      (60,981)       (60,298)
       Accounts receivable from related companies                    (3,345)       (4,132)             -
       Inventories                                                   50,813           (44)        21,045
       Deposits paid to vendors                                      17,947        (1,800)             -
       Exchanges receivable                                            (224)       (1,938)             -
       Prepaid and other expenses                                       799             -          3,568
       Intangibles and other assets                                     (50)       12,360            (41)
       Accounts payable                                              13,873        47,114         21,704
       Accounts payable to related companies                          1,524             -          1,160
       Exchanges payable                                                294           987              -
       Accrued and other current liabilites                         (15,299)          112         (6,388)
       Income taxes payable                                          (1,700)          827            500
       Price risk management liabilities, net                         1,878         4,193              -
                                                               ------------  ------------   ------------
         Net cash provided by operating activities                   69,640         9,850         54,994
                                                               ------------  ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for acquisitions, net of cash acquired                (165,577)     (332,148)       (21,170)
   Capital expenditures                                             (45,086)       (3,567)       (16,510)
   Proceeds from the sale of assets                                     353        10,056          2,078
                                                               ------------  ------------   ------------
         Net cash used in investing activities                     (210,310)     (325,659)       (35,602)
                                                               ------------  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings                                         332,672       246,000        107,650
   Principal payments on debt                                      (283,955)      (12,500)      (102,247)
   Net proceeds from issuance of Common Units                       334,835             -              -
   Capital contribution from General Partner                         15,540       108,723              -
   Distributions to parent                                         (196,708)            -              -
   Debt issuance costs                                               (4,235)       (6,462)             -
   Unit distributions                                                     -             -        (20,810)
   Other                                                                  -             -            153
                                                               ------------  ------------   ------------
         Net cash provided by/ (used) in financing activities       198,149       335,761        (15,254)
                                                               ------------  ------------   ------------

INCREASE IN CASH AND CASH EQUIVALENTS                                57,479        19,952          4,138

CASH AND CASH EQUIVALENTS, beginning of period                       53,122             -          4,596
                                                               ------------  ------------   ------------

CASH AND CASH EQUIVALENTS, end of period                       $    110,601  $     19,952   $      8,734
                                                               ============  ============   ============

                 ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                Six Months   Five Months     Six Months
                                                                   Ended        Ended          Ended
                                                               February 29,  February 28,   February 28,
                                                                  2004           2003           2003
                                                               ------------  ------------   ------------
                                                                               (Energy
                                                                               Transfer     (Predecessor
                                                               (see Note 2)    Company)       Heritage)
NONCASH FINANCING ACTIVITIES:
   Notes payable incurred on noncompete agreements             $          -  $          -   $        772
                                                               ============  ============   ============
   Issuance of Common Units in connection with certain
    acquistions                                                $          -  $          -   $     15,000
                                                               ============  ============   ============
   General Partner capital contribution                        $      1,311  $          -   $          -
                                                               ============  ============   ============
   Distributions payable to parent                             $     12,556             -   $          -
                                                               ============  ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                    $      9,050  $      2,943   $     18,302
                                                               ============  ============   ============

   Cash paid during the period for  income taxes               $      4,157  $      2,500   $          -
                                                               ============  ============   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (Dollar amounts in thousands, except unit and per unit data)
                                   (unaudited)

1. OPERATIONS AND ORGANIZATION:

ENERGY TRANSFER TRANSACTION

On January 20, 2004, Heritage Propane Partners, L.P., ("Heritage") and La Grange Energy, L.P. ("La Grange Energy") completed the series of transactions whereby La Grange Energy contributed its subsidiary, La Grange Acquisition, L.P. and its subsidiaries who conduct business under the assumed name of Energy Transfer Company, ("ETC") (the "ETC Transaction") to Heritage in exchange for cash of $300,000 less the amount of Energy Transfer Company debt in excess of $151,500, less ETC's accounts payable and other specified liabilities, plus agreed upon capital expenditures paid by La Grange Energy relating to the ETC business prior to closing, $433,909 of Heritage Common and Class D Units, and the repayment of the ETC debt of $151,500. In conjunction with the ETC Transaction and prior to the contribution of ETC to Heritage, ETC distributed its cash and accounts receivables to La Grange Energy and an affiliate of La Grange Energy contributed an office building to ETC. La Grange Energy also received 3,742,515 Special Units as consideration for certain assets described as the Bossier Pipeline. In the event the Bossier Pipeline does not become commercially operational by December 1, 2004, the Special Units will no longer be considered outstanding and will not be entitled to any rights afforded any other of Heritage's units. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") no value has been recorded with respect to the Special Units.

Simultaneously with the ETC Transaction, La Grange Energy obtained control of Heritage by acquiring all of the interest in U.S. Propane, L.P., ("U.S. Propane") the General Partner of Heritage, and U.S. Propane, L.P.'s general partner, U.S. Propane, L.L.C., from subsidiaries of AGL Resources, Atmos Energy Corporation, TECO Energy, Inc. and Piedmont Natural Gas Company, Inc. for $30,000 (the "General Partner Transaction"). In conjunction with the General Partner Transaction, U.S. Propane L.P. contributed its 1.0101% General Partner interest in Heritage Operating, L.P. ("Heritage Operating") to Heritage in exchange for an additional 1% General Partner interest in Heritage. Simultaneously with these transactions, Heritage purchased the outstanding stock of Heritage Holdings, Inc. ("HHI") for $100,000.

Concurrent with the ETC Transaction, ETC borrowed $325,000 from financial institutions and Heritage raised $355,948 of gross proceeds through the sale of 9,200,000 Common Units at an offering price of $38.69 per unit. The net proceeds were used to finance the transaction and for general partnership purposes.

ACCOUNTING TREATMENT OF THE ENERGY TRANSFER TRANSACTION

The ETC Transaction was accounted for as a reverse acquisition in accordance with SFAS 141. Although Heritage is the surviving parent entity for legal purposes, ETC is the acquirer for accounting purposes. As a result, ETC's historical financial statements are now the historical financial statements of the registrant. The operations of Heritage prior to the ETC Transaction are referred to as Predecessor Heritage. The assets and liabilities of Predecessor Heritage have been recorded at fair value to the extent acquired by ETC through its acquisition of the General Partner and limited partner interests of Heritage of approximately 35.4%, determined in accordance with Emerging Issues Task Force
(EITF) 90-13 Accounting for Simultaneous Common Control Mergers and SFAS 141. The assets and liabilities of Energy Transfer have been recorded at historical cost. Although the partners' capital accounts of ETC became the capital accounts of the Partnership, Predecessor Heritage's partnership structure and partnership units survive. Accordingly, the partners' capital accounts of ETC have been restated based on the general partner interests and units received by La Grange Energy in the ETC Transaction. The acquisition of Heritage Holdings by Heritage was accounted for as a capital transaction as the primary asset held by Heritage Holdings is 4,426,916 Common Units of Heritage. Following the acquisition of Heritage Holdings by Heritage, these Common Units were converted to Class E Units. The Class E Units are recorded as treasury units in the unaudited consolidated financial statements.

If the Bossier Pipeline becomes commercially operational prior to December 1, 2004, which entitles the Partnership or its subsidiaries to receive payment under the transportation contract, the Special Units will convert to Common

Units if the conversion is approved by the Common Unitholders. Costs incurred to construct the Bossier Pipeline are recorded at its historical cost. The issuance of the additional Common Units upon the conversion of the Special Units will adjust the percent of Heritage acquired by La Grange Energy in the ETC Transaction and will result in an additional fair value step-up being recorded in accordance with EITF 90-13. If the Special Units are converted to Common Units, ETC will have acquired approximately 41.5% of Heritage, and approximately $38,000 additional step-up in the fair value of the assets and liabilities of Heritage will be recorded.

The excess purchase price over Predecessor Heritage's cost was determined as follows:

Net book value of Predecessor Heritage at January 20, 2004                           $     238,944
Historical goodwill at January 20, 2004                                                   (170,500)
Equity investment from public offering                                                     355,948
Treasury Class E Unit purchase                                                            (157,340)
                                                                                     -------------
                                                                                           267,052
Percent of Heritage acquired by La Grange Energy                                              35.4%
                                                                                     -------------
Equity interest acquired                                                             $      94,536
                                                                                     =============

Fair market value of Limited Partner Units                                                 651,170
Purchase price of General Partner Interest                                                  30,000
Equity investment from public offering                                                     355,948
Treasury Class E Unit purchase                                                            (157,340)
                                                                                     -------------
                                                                                           879,778
Percent of Heritage acquired by La Grange Energy                                              35.4%
                                                                                     -------------
Fair value of equity acquired                                                              311,441
Net book value of equity acquired                                                           94,536
                                                                                     -------------
Excess purchase price over Predecessor Heritage cost                                 $     216,905
                                                                                     =============

The excess purchase price over Predecessor Heritage cost was allocated as follows:

Property, plant and equipment (25 year life)                                         $      34,513
Customer lists (15 year life)                                                               13,641
Trademarks                                                                                  10,366
Goodwill                                                                                   158,385
                                                                                     -------------
                                                                                     $     216,905
                                                                                     =============

The purchase accounting allocations recorded as of February 29, 2004 are preliminary. However, management does not believe there will be material modifications to the purchase price allocations except when the Special Units are converted to Common Units upon completion of the Bossier pipeline project and approval of the Common Unitholders.

SUBSEQUENT DEVELOPMENTS

On February 12, 2004, the Board of Directors of Heritage's General Partner voted to change the name of Heritage to Energy Transfer Partners, L.P., and began trading on the New York Stock Exchange under the ticker symbol "ETP". The name change and new ticker symbol were effective March 1, 2004.

BUSINESS OPERATIONS

In order to simplify the obligations of Energy Transfer Partners, L.P. (the "Partnership") under the laws of several jurisdictions in which it conducts business, the Partnership's activities are conducted through two subsidiary operating partnerships, La Grange Acquisition, L.P. ("La Grange Acquisition"), a Texas limited partnership which is engaged in midstream natural gas operations, and Heritage Operating, L.P. ("Heritage Operating"), a Delaware limited partnership which is engaged in retail and wholesale propane operations (collectively the "Operating Partnerships"). The Partnership and the Operating Partnerships are collectively referred to in this report as "Energy Transfer."

La Grange Acquisition owns and operates approximately 4,500 miles of natural gas gathering and transportation pipelines with an aggregate throughput capacity of
2.5 billion cubic feet of natural gas per day, with natural gas treating and processing plants located in Texas, Oklahoma, and Louisiana. Its major asset groups consist of the Southeast Texas System, Elk City System and Oasis pipeline. The Southeast Texas System has a throughput capacity of 260 MMcf/d.

The system has 2,500 miles of pipeline with 1,050 wells connected, the La Grange processing plant, and 5 natural gas treating facilities. The Elk City System has a throughput capacity of 170 MMcf/d. The system has 315 miles of pipeline with 300 wells connected, the Elk City processing plant, and a treating facility. The 583 mile long Oasis pipeline, which connects the West Texas Waha Hub to the Katy Texas Tailgate, has a throughput capacity of 830 MMcf/d.

Heritage Operating sells propane and propane-related products to more than 650,000 active residential, commercial, industrial, and agricultural customers in 31 states. Heritage Operating is also a wholesale propane supplier in the United States and in Canada, the latter through its participation in MP Energy Partnership. MP Energy Partnership is a Canadian partnership in which the Partnership owns a 60% interest, engaged in lower-margin wholesale distribution and in supplying Heritage Operating's northern U.S. locations. Heritage Operating buys and sells financial instruments for its own account through its wholly owned subsidiary, Heritage Energy Resources, L.L.C. ("Resources").

The accompanying financial statements should be read in conjunction with the consolidated financial statements of Heritage Propane Partners, L.P. and subsidiaries ("Predecessor Heritage") as of August 31, 2003, and the notes thereto included in the registrant's Form 10-K filed with the Securities and Exchange Commission on November 26, 2003, the combined financial statements of ETC as of August 31, 2003, and the notes thereto included in the registrant's Prospectus Supplement on Form 424(b)(2) filed with the Securities and Exchange Commission on January 14, 2004. The accompanying financial statements include only normal recurring accruals and all adjustments that the Partnership considers necessary for a fair presentation. Due to the seasonal nature of the Partnership's propane business, the results of propane operations for interim periods are not necessarily indicative of the results to be expected from these operations for a full year.

2. PRESENTATION OF FINANCIAL INFORMATION:

The accompanying financial statements for the three and six month periods ended February 29, 2004 include the results of operations for ETC beginning September 1, 2003 and December 1, 2003, respectively, consolidated with the results of operations of Heritage Operating and HHI beginning January 20, 2004. The financial statements for the fiscal period including January 20, 2004 do not include the complete results of operations for both ETC and Predecessor Heritage for such periods, as they include the results of operations of Predecessor Heritage only for the period from January 20, 2004 to February 29, 2004. The financial statements of ETC are the financial statements of the registrant, as ETC was deemed the accounting acquirer. ETC was formed on October 1, 2002, and has an August 31, year-end. ETC's predecessor entities had a December 31 year-end. Accordingly, ETC's 11-month period ended August 31, 2003 was treated as a transition period under the rules of the Securities and Exchange Commission and therefore, only a five-month period is presented for the period ended February 28, 2003. The accompanying combined financial statements of ETC as of August 31, 2003 and the three and five months ended February 28, 2003 present the combined financial statements of La Grange Acquisition and subsidiaries after the elimination of significant intercompany balances and transactions.

During the eleven months ended August 31, 2003, ETC owned the Southeast Texas System and the Elk City System. From October 1, 2002 through December 27, 2002, ETC also owned a 50% equity interest in Oasis Pipe Line Company, which owns the Oasis pipeline. After December 27, 2002, ETC owned a 100% interest in Oasis Pipe Line Company. In addition, on December 27, 2002, an affiliate of La Grange Energy's general partner contributed to ETC its marketing business (ET Company
I) and its investment in the Vantex System, the Rusk County Gathering System, the Whiskey Bay System and the Chalkley Transmission System.

The following unaudited pro forma consolidated results of operations are presented as if Oasis Pipe Line Company and ET Company I were wholly owned at the beginning of the periods presented and the transaction with Heritage and ETC had been made at the beginning of the periods presented.

                                                                         Six Months        Five Months
                                             Three Months Ended            Ended              Ended
                                        February 29,    February 28,    February 29,       February 28,
                                            2004            2003           2004                2003
                                       --------------  --------------  --------------     -------------
REVENUES:
   Midstream and transportation        $      488,291  $      225,672  $      903,277     $     337,964
   Propane Operations                         269,777         232,922         374,508           328,319
   Other                                       19,120          16,887          38,115            34,949
                                       --------------  --------------  --------------     -------------
     Total revenues                           777,188         475,481       1,315,900           701,232

COSTS AND EXPENSES:
   Cost of products sold -
     Midstream and Transportation             457,928         192,712         840,478           287,631
     Propane Operations                       153,581         123,552         214,680           175,731
     Other                                      5,199           4,868          10,470             9,709
   Operating expenses                          51,903          51,361          95,384            87,796
   Depreciation and amortization               15,759          13,641          30,174            25,840
   Selling, general and
    administrative                             13,268           9,070          21,315            14,361
   Realized and unrealized
    (gains) losses on derivatives              (7,168)          4,828         (10,202)            6,693
                                       --------------  --------------  --------------     -------------
   Total costs and expenses                   690,470         400,032       1,202,299           607,761

OPERATING INCOME                               86,718          75,449         113,601            93,471

OTHER INCOME (EXPENSE)
   Interest, net                              (14,424)        (13,873)        (27,284)          (25,504)
   Equity in earnings of
affiliates                                        457            (533)            823             1,054
   Gain  on disposal of assets                     31               -              28                 -
   Other                                          206             (81)            168              (489)
                                       --------------  --------------  --------------     -------------

INCOME BEFORE MINORITY INTERESTS
    AND INCOME TAXES
                                               72,988          60,962          87,336            68,532

   Minority interests                             367             317             516               432
                                       --------------  --------------  --------------     -------------

INCOME BEFORE INCOME TAXES                     72,621          60,645          86,820            68,100

   Income Taxes                                 1,841           3,777           4,722             6,173
                                       --------------  --------------  --------------     -------------

NET INCOME                                     70,780          56,868          82,098            61,927

GENERAL PARTNER'S INTEREST
  IN NET INCOME                                 2,113           1,796           3,659             2,565
                                       --------------  --------------  --------------     -------------

LIMITED PARTNERS' INTEREST
  IN NET INCOME                        $       68,667  $       55,072  $       78,439     $      59,362
                                       ==============  ==============  ==============     =============

BASIC EARNINGS PER LIMITED
  PARTNER UNIT                         $         1.94  $         1.65  $         2.22     $        1.79
                                       ==============  ==============  ==============     =============

BASIC AVERAGE NUMBER OF UNITS
  OUTSTANDING                              35,478,745      33,340,069      35,296,097        35,161,396
                                       ==============  ==============  ==============     =============

DILUTED EARNINGS PER
  LIMITED PARTNER UNIT                 $         1.93  $         1.65  $         2.22     $        1.79
                                       ==============  ==============  ==============     =============

DILUTED AVERAGE NUMBER OF UNITS
  OUTSTANDING                              35,503,640      33,364,569      35,320,795        33,185,896
                                       ==============  ==============  ==============     =============

VOLUMES
   Midstream
     Natural gas MMBtu/d                     968,000          432,000         946,000           412,000
     NGLs bbls/d                              12,600           10,200          13,800            12,400
   Transportation
     Natural gas MMBtu/d                     873,000          816,000         831,000           846,000
   Propane operations (in gallons)           177,447          166,622         256,088           243,343
     Retail propane                            3,379            5,467           6,673            10,357
     Domestic wholesale                       23,006           25,358          35,175            42,553
     Foreign wholesale

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET DETAIL:

PRINCIPLES OF CONSOLIDATION

Prior to the merger with Heritage, Energy Transfer Company was the assumed name of a group of entities under common control consisting of La Grange Acquisition, L.P. and a series of its limited partner investees. La Grange Acquisition is a Texas limited partnership formed on October 1, 2002 and was 99.9% owned by its limited partner, La Grange Energy, L.P., and 0.1% owned by its general partner, LA GP, LLC. La Grange Acquisition is the 99.9% limited partner of ETC Gas Company, Ltd., ETC Texas Pipeline, Ltd., ETC Processing, Ltd., and ETC Marketing, Ltd. and a 99% limited partner of ETC Oasis Pipe Line, L.P. and ET Company I, Ltd. (collectively, the "Operating Companies"). The general partners of La Grange Acquisition, La Grange Energy, and the Operating Companies were ultimately owned and controlled by members of management, a private equity investor fund, and a group of institutional investors. La Grange Acquisition and the Operating Companies conducted business under the name Energy Transfer Company. The historical financial statements of Energy Transfer Company present the accounts of La Grange Acquisition and the Operating Companies (collectively "Energy Transfer Company" or "ETC") on a combined basis as entities under common control. The accompanying combined financial statements of ETC as of August 31, 2003 and the three and five months ended February 28, 2003, include the accounts of La Grange Acquisition and the Operating Companies after the elimination of significant intercompany balances and transactions. Further, La Grange Acquisition's limited partner investments in each of the Operating Companies were eliminated against the Operating Companies' limited partner's capital. From October 2002 through December 2002, ETC owned a 20% interest in the Nustar Joint Venture. Effective December 27, 2002, ETC owned a 50% interest in Vantex Gas Pipeline Company, LLC, and a 49.5% interest in Vantex Energy Services, Ltd. These investments are accounted for under the equity method. All significant intercompany transactions have been eliminated. Prior to December 27, 2002, when the remaining 50% of Oasis Pipe Line Company ("Oasis") capital stock was redeemed, ETC accounted for its 50% ownership in Oasis under the equity method. After December 27, 2002, Oasis became a wholly owned subsidiary of ETC. La Grange Acquisition and the Operating Companies were contributed by La Grange Energy to Heritage and, thus, after the January 2004 ETC Transaction, La Grange Acquisition, L.P. and the Operating Companies under La Grange Acquisition, became wholly owned subsidiaries of the Partnership.

Predecessor Heritage's financial statements include the accounts of its subsidiaries, including Heritage Operating and its subsidiaries. At August 31, 2003, Predecessor Heritage accounted for its 50% partnership interest in Bi-State Propane, ("Bi-State") a propane retailer in the states of Nevada and California, under the equity method. On December 24, 2003, Predecessor Heritage acquired the remaining 50% of Bi-State that it did not previously own, thereby making Bi-State a wholly owned subsidiary of Predecessor Heritage.

After the ETC Transaction, the consolidated financial statements of the registrant include the accounts of its subsidiaries, including the Operating Partnerships and HHI. A minority interest liability and minority interest expense is recorded for all partially owned subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

For purposes of maintaining partner capital accounts, the Partnership Agreement of Energy Transfer Partners, L.P. (the "Partnership Agreement") specifies that items of income and loss shall generally be allocated among the partners in accordance with their percentage interests (see footnote 8). Normal allocations according to percentage interests are made, however, only after giving effect to any priority income allocations in an amount equal to the incentive distributions that are allocated 100% to the General Partner.

REVENUE RECOGNITION

Revenues for sales of natural gas, natural gas liquids ("NGLs") including propane, and propane appliances, parts, and fittings are recognized at the later of the time of delivery of the product to the customer or the time of sale or installation. Revenue from service labor, including transportation, treating, compression, and gas processing, is recognized upon completion of the service. Transportation capacity payments are recognized when earned in the period the capacity was made available. Tank rent is recognized ratably over the period it is earned.

SHIPPING AND HANDLING COSTS

In accordance with the Emerging Issues Task Force Issue 00-10, Accounting for Shipping and Handling Fees and Costs, the Partnership has classified all deductions from producer payments for natural gas, compression and treating, which can be considered handling costs, as revenue. The Partnership does not separately charge shipping and handling costs of propane to customers.

COSTS AND EXPENSES

Costs of products sold include actual cost of fuel sold adjusted for the effects of qualifying cash flow hedges, propane storage fees and inbound freight on propane, and the cost of appliances, parts, and fittings. Operating expenses include all costs incurred to provide products to customers, including compensation for operations personnel, insurance costs, vehicle maintenance, advertising costs, shipping and handling costs related to propane, purchasing costs, and plant operations. Selling, general and administrative expenses include all corporate expenses and compensation for corporate personnel.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include all cash on hand, demand deposits, and investments with original maturities of three months or less. The Partnership considers cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and which are subject to an insignificant risk of changes in value.

MARKETABLE SECURITIES

Marketable securities owned by the Partnership are classified as available-for-sale securities and are reflected as a current asset on the consolidated balance sheet at their fair value. Unrealized holding losses of $379 for the three and six months ended February 29, 2004, and $0 for the three and six months ended February 28, 2003, respectively, and $9 for the three and six months ended February 28, 2003 for Predecessor Heritage were recorded through accumulated other comprehensive income based on the market value of the securities.

ACCOUNTS RECEIVABLE

The Partnership's midstream and transportation operations deal with counterparties that are typically either investment grade or are otherwise secured with a letter of credit or other form of security (corporate guaranty or prepayment). Management reviews midstream and transportation accounts receivable balances each week. Credit limits are assigned and monitored for all counterparties of the midstream and transportation operations. Bad debt expense related to these receivables is recognized at the time an account is deemed uncollectible. There were no bad debts recognized in the midstream and transportation accounts receivable during the three or six months ended February 29, 2004 or the three and five months ended February 28, 2003.

The Partnership grants credit to its customers for the purchase of propane and propane-related products. Also included in accounts receivable are trade accounts receivable arising from the Partnership's retail and wholesale propane operations and receivables arising from Resources' liquids marketing activities. Accounts receivable for retail and wholesale propane and liquids marketing activities are recorded as amounts billed to customers less an allowance for doubtful accounts. The allowance for doubtful accounts is based on management's assessment of the realizability of customer accounts. Management's assessment is based on the overall creditworthiness of the Partnership's customers and any specific disputes. Accounts receivable consisted of the following:

                                                     February 29,        August 31,           August 31,
                                                        2004                2003                 2003
                                                    -------------     ---------------       -------------
                                                                     (Energy Transfer       (Predecessor
                                                                          Company)            Heritage)
Accounts receivable midstream and
  transportation                                    $     144,902       $     105,987       $           -
Accounts receivable retail and wholesale
  propane                                                  89,161                   -              35,383
Accounts receivable liquids marketing                      13,832                   -               4,000
Less - allowance for doubtful accounts                         84                   -               3,504
                                                    -------------       -------------       -------------
     Total, net                                     $     247,811       $     105,987       $      35,879
                                                    =============       =============       =============

The activity in the allowance for doubtful accounts consisted of the following:

                                               Six              Five                Six
                                          Months Ended      Months Ended        Months Ended
                                          February 29,      February 28,        February 28,
                                              2004             2003                2003
                                         -------------    ---------------      -------------
                                                          (Energy Transfer     (Predecessor
                                                              Company)           Heritage)
Balance, beginning of the period         $           -     $           -      $        2,504
Provision for loss on accounts
  receivable                                        84                 -               1,511
Accounts receivable written off, net
  of recoveries                                      -                 -                (511)
                                         -------------     -------------      --------------
Balance, end of period                   $          84     $           -      $        3,504
                                         =============     =============      ==============

INVENTORIES

Inventories are valued at the lower of cost or market. The cost of propane inventories is determined using weighted-average cost of propane delivered to the customer service locations, and includes storage fees and inbound freight costs, while the cost of appliances, parts, and fittings is determined by the first-in, first-out method. Inventories consisted of the following:

                                               February 29,      August 31,        August 31,
                                                   2004            2003              2003
                                             --------------   ----------------    ------------
                                                              (Energy Transfer    (Predecessor
                                                                 Company)            Heritage)
Propane and other NGLs                       $       25,519   $          1,876     $    34,544
Appliances, parts and fittings and other             12,057              2,071          10,730
                                             --------------   ----------------     -----------
  Total inventories                          $       37,576   $          3,947     $    45,274
                                             ==============   ================     ===========

DEPOSITS

Deposits are paid to vendors in the midstream and transportation business as pre-payments for natural gas deliveries in the following month. The Partnership makes pre-payments when the volume of business with a vendor exceeds the Partnership's credit limit, and/or when it is economically beneficial to do so. Deposits with vendors for gas purchases were $0 and $16,962 as of February 29, 2004 and August 31, 2003, respectively. The Partnership also has deposits with derivative counterparties of $1,106 and $2,091 as of February 29, 2004 and August 31, 2003, respectively.

Deposits are received from midstream and transportation customers as pre-payments for natural gas deliveries in the following month and deposits from propane customers as security for future propane use. Pre-payments and security deposits may also be required when customers exceed their credit limits or do not qualify for open credit. Deposits received from customers were $6,213 and $11,600 as of February 29, 2004 and August 31, 2003, respectively and are recorded as accrued and other current liabilities on the Partnership's consolidated balance sheets. Predecessor Heritage's deposits received from customers were $2,137 as of August 31, 2003.

EXCHANGES

Exchanges consist of natural gas and NGL delivery imbalances with others. These amounts turn over monthly and Management believes the cost approximates market value. Accordingly, these volumes are valued at market prices and are recorded as exchanges receivable or exchanges payable on the Partnership's consolidated balance sheets.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs that do not add capacity or extend the useful life are expensed as incurred. Expenditures to refurbish assets that either extend the useful lives of the asset or prevent environmental contamination are capitalized and depreciated over the remaining useful life of the asset. Additionally, the Partnership capitalizes certain costs directly related to the installation of company-owned propane tanks, and construction of assets including internal labor costs, interest and engineering costs. Upon disposition or retirement of pipeline components or natural gas plant components, any gain or loss is recorded to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any gain or loss is included in operations.

The Partnership reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of long-lived assets is not recoverable, the Partnership reduces the carrying amount of such assets to fair value. No impairment of long-lived assets was recorded during the periods presented.

Components and useful lives of property, plant and equipment were as follows:

                                                           February 29,     August 31,      August 31,
                                                               2004            2003           2003
                                                           -----------      -----------     --------
                                                                             (Energy
                                                                             Transfer      (Predecessor
                                                                             Company)        Heritage)
Land and improvements                                      $   26,055       $      992      $   21,937
Buildings and improvements (10 to 30 years)                    30,563              987          30,843
Pipelines and equipment (10 to 65 years)                      401,613          382,517               -
Bulk storage, equipment and facilities (3 to 30 years)         47,072                -          43,340
Tanks and other equipment (5 to 30 years)                     316,472                -         327,193
Vehicles (5 to 10 years)                                       48,637                -          76,239
Right of way (20 to 65 years)                                   4,923            4,057               -
Furniture and fixtures (3 to 10 years)                          6,649                -          11,164
Linepack                                                        5,176            5,176               -
Other (5 to 10 years)                                           5,942            3,675           3,578
                                                           ----------       ----------      ----------
                                                              893,102          397,404         514,294
Less - Accumulated depreciation                               (25,485)         (13,261)        (99,563)
                                                           ----------       ----------      ----------
                                                              867,617          384,143         414,731
Plus - Construction work-in-process                            60,435            7,121          11,857
                                                           ----------       ----------      ----------
     Property, plant and equipment, net                    $  928,052       $  391,264      $  426,588
                                                           ==========       ==========      ==========

The Partnership accounts for expected future costs associated with its obligation to perform site reclamation and dismantle facilities of abandoned pipelines under Statement of Accounting Standards No. 143, Accounting for Asset Retirement Obligations, ("SFAS 143"). If a reasonable estimate of the fair value of an abandonment obligation can be made, SFAS 143 requires the Partnership to record a liability (an asset retirement obligation or ARO) on the consolidated balance sheets in other non-current liabilities and to capitalize the asset retirement cost in the period in which the retirement obligation is incurred. In general, the amount of an ARO and the associated costs capitalized will be equal to the estimated future cost to satisfy the abandonment obligation using current prices after discounting the future cost back to the date that the abandonment obligation was incurred using the credit-adjusted risk-free rate for the Partnership. After recording these amounts, the ARO will be accreted to its future estimated value using the credit-adjusted risk-free rate and the additional capitalized costs will be depreciated on a straight line basis over the productive life of the related assets. The Partnership had an ARO of approximately $3,544 recorded in the consolidated balance sheet as of February 29, 2004. The Partnership acquired all of its operating assets subsequent to the effective date of SFAS 143; therefore there is no cumulative effect of adopting SFAS 143.

No assets are legally restricted for purposes of settling the Partnership's AROs. A reconciliation of the beginning and ending aggregate carrying amount of the Partnership's ARO for the six months ended February 29, 2004 is as follows:

Balance as of August 31, 2003                      $         -
Liabilities incurred                                     3,500
Liabilities settled                                          -
Accretion expense                                           44
Revision in estimated abandonment costs                      -
                                                   -----------
Balance as of February 29, 2004                    $     3,544
                                                   ===========

INTANGIBLES AND OTHER ASSETS

Intangibles and other assets are stated at cost net of amortization computed on the straight-line method. The Partnership eliminates from its balance sheet any fully amortized intangibles and the related accumulated amortization. Components and useful lives of intangibles and other assets were as follows:

                                 February 29, 2004            August 31, 2003                   August 31, 2003
                           ---------------------------  ----------------------------   ------------------------
                              Gross                         Gross                           Gross
                            Carrying      Accumulated      Carrying      Accumulated       Carrying     Accumulated
                             Amount      Amortization       Amount       Amortization       Amount      Amortization
                           ----------    -------------   -----------     ------------   -------------   ------------
                                                          (Energy Transfer Company)        (Predecessor Heritage)
Amortized intangible assets -
Noncompete agreements
  (5 to 15 years)          $   27,667    $        (466)  $         -     $         -    $      42,742   $    (15,893)
Customer lists (15             40,454             (418)            -               -           28,378         (6,356)
  years) Financing costs
  (3 to 15 years)              14,124           (4,175)        5,724          (2,464)           4,225         (1,995)
Consulting agreements
  (2 to 7 years)                  132               (5)            -               -              517           (367)
Other (10 years)                  478             (119)          477             (92)               -              -
                           ----------     -------------  -----------     -------------  -------------   ------------
  Total                        82,855           (5,183)        6,201          (2,556)          75,862        (24,611)

Unamortized intangible assets -
Trademarks                     17,827                -             -               -            1,309              -
Other assets                    1,067                -         1,761               -              264              -
                           ----------    -------------   -----------     -----------    -------------   ------------
Total intangibles and
  other assets             $  101,749    $      (5,183)  $     7,962     $    (2,556)   $      77,435   $    (24,611)
                           ==========    =============   ===========     ===========    =============   ============

Aggregate amortization expense of intangible assets was $663 and $2,627 for the three and six months ended February 29, 2004, respectively and, $833 and $1,027 for the three and five months ended February 28, 2003, respectively. Predecessor Heritage's aggregate amortization expense was $1,909 and $3,946 for the three and six months ended February 28, 2003, respectively.

GOODWILL

Goodwill is associated with acquisitions made for the Partnership's midstream and domestic retail propane segments. There is no goodwill associated with the transportation segment. Of the $284,240 balance in goodwill, $16,500 is expected to be tax deductible. Goodwill is tested for impairment annually in accordance with Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets, ("SFAS 142"). The changes in the carrying amount of goodwill for the six months ended February 29, 2004 were as follows:

                                                  Midstream        Retail Propane         Total
                                             -----------------   -----------------  -----------------
Balance as of August 31, 2003                $          13,409   $               -  $          13,409
Goodwill acquired during the year                            -             270,831            270,831
Impairment losses                                            -                   -                  -
                                             -----------------   -----------------  -----------------
Balance as of February 29, 2004              $          13,409   $         270,831  $         284,240
                                             =================   =================  =================

ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following:

                                              February 29,     August 31,     August 31,
                                                  2004           2003            2003
                                              -----------     -----------    -----------
                                                               (Energy
                                                               Transfer     (Predecessor
                                                               Company)       Heritage)
Interest payable                              $    5,954      $    1,014      $    4,485
Wages, payroll taxes and employee
benefits                                          11,788           2,702           4,932
Deferred tank rent                                 4,861               -           4,080
Customer deposits                                  6,213          11,600           2,137
Taxes other than income                            4,019           2,460           2,405
Environmental                                        500             633               -
Advanced budget payments and unearned
  revenue                                          4,589               -          15,417
Other                                              1,152           1,246           2,117
                                              ----------      ----------      ----------
     Accrued and other current liabilities    $   39,076      $   19,655      $   35,573
                                              ==========      ==========      ==========

INCOME TAXES

Energy Transfer Partners is a limited partnership. As a result, The Partnership's earnings or losses for federal and state income tax purposes are included in the tax returns of the individual partners. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities and the taxable income allocation requirements under the Partnership Agreement.

Oasis, HHI and certain other of the Partnership's subsidiaries are taxable corporations and follow the liability method of accounting for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Under SFAS 109, deferred income taxes are recorded based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the underlying assets are received and liabilities settled.

INCOME PER LIMITED PARTNER UNIT

Basic net income per limited partner unit is computed by dividing net income, after considering the General Partner's interest, by the weighted average number of Common and Class D Units outstanding. Diluted net income per limited partner unit is computed by dividing net income, after considering the General Partner's interest, by the weighted average number of Common and Class D Units outstanding and the weighted average number of restricted units ("Phantom Units") granted under the Restricted Unit Plan. A reconciliation of net income and weighted average units used in computing basic and diluted net income per unit is as follows:

                                 Three Months  Three Months   Three Months    Six Months    Five Months    Six Months
                                    Ended         Ended          Ended          Ended          Ended         Ended
                                 February 29    February 28    February 28   February 29    February 28    February 28
                                    2004          2003            2003           2004           2003           2003
                                 ------------  ------------   ------------   ------------   ------------   ------------
                                                (Energy                                       (Energy
                                                Transfer        (Predecessor                   Transfer    (Predecessor
                                                Company)          Heritage)                    Company)      Heritage)
BASIC NET INCOME PER LIMITED
  PARTNER UNIT:
Limited Partners' interest in
  net income                      $   46,935    $    7,682      $   49,029     $   62,315     $   11,336    $    50,300
                                  ==========    ==========      ==========     ==========     ==========    ===========

Weighted average limited
  partner units                   19,686,563     6,621,737      16,165,602     13,154,150      6,621,737     15,990,010
                                  ==========    ==========      ==========     ==========     ==========     ==========

Basic net income per limited
  partner unit                    $     2.38    $     1.16      $     3.03     $     4.74     $     1.71    $      3.15
                                  ==========    ==========      ==========     ==========     ==========    ===========

DILUTED NET INCOME PER
  LIMITED PARTNER UNIT:
Limited partners' interest in
  net income                      $   46,935    $    7,682      $   49,029     $   62,315     $   11,336    $    50,300
                                  ==========    ==========      ==========     ==========     ==========    ===========

Weighted average limited
  partner units                   19,686,563     6,621,737      16,165,602     13,154,150      6,621,737     15,990,010
Dilutive effect of phantom units      24,895             -          41,400         24,698              -         36,850
                                  ----------    ----------      ----------     ----------     ----------    -----------
Weighted average limited
   partner units, assuming
   dilutive effect of phantom
    units                         19,711,458     6,621,737      16,207,002     13,178,848      6,621,737     16,026,860
                                  ==========    ==========      ==========     ==========     ==========    ===========


Diluted net income per
  limited partner unit            $     2.38    $     1.16      $     3.03     $     4.73     $     1.71    $      3.14
                                  ==========    ==========      ==========     ==========     ===========   ===========

STOCK BASED COMPENSATION PLANS

The Partnership follows the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock-based Compensation (SFAS 123).

RESTRICTED UNIT PLAN

The General Partner has adopted the Amended and Restated Restricted Unit Plan dated August 10, 2000, amended February 4, 2002 as the Second Amended and Restated Restricted Unit Plan (the "Restricted Unit Plan"), for certain directors and key employees of the General Partner and its affiliates. The Restricted Unit Plan covers rights to acquire 146,000 Common Units. The right to acquire the Common Units under the Restricted Unit Plan, including any forfeiture or lapse of rights is available for grant to key employees on such terms and conditions (including vesting conditions) as the Compensation Committee of the General Partner shall determine. Each director who is not a member of management or an owner of the General Partner automatically receives a Director's grant with respect to 500 Common Units on each September 1 that such person continues as a director. Newly elected directors who are not members of management or an owner of the General Partner are also entitled to receive a grant with respect to 2,000 Common Units upon election or appointment to the Board. Generally, the rights to acquire the Common Units will vest upon the later to occur of the three-year anniversary of the grant date, or on such terms as the Compensation Committee may establish, which may include the achievement of performance objectives. In the event of a "change of control" (as defined in the Restricted Unit Plan), all rights to acquire Common Units pursuant to the Restricted Unit Plan will immediately vest.

Pursuant to the ETC Transaction, the change of control provisions of the Restricted Unit Plan were triggered, resulting in the early vesting of 21,600 units by Predecessor Heritage. Individuals holding 4,500 grants waived their rights to early vesting under the change of control provisions. Compensation expense on the units that vested was recognized by Predecessor Heritage.

The issuance of the Common Units pursuant to the Restricted Unit Plan is intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation in respect of the Common Units. Therefore, no consideration will be payable by the plan participants upon vesting and issuance of the Common Units. As of February 29, 2004, 6,500 restricted units were outstanding and 12,300 were available for grants to non-employee directors and key employees. There was no deferred compensation expense recognized for the three and six months ended February 29, 2004, or for the three and five months ended February 28, 2003.

LONG-TERM INCENTIVE PLAN

Effective September 1, 2000, Predecessor Heritage adopted a long-term incentive plan whereby Common Units were awarded based on achieving certain targeted levels of Distributed Cash (as defined in the Long Term Incentive Plan) per unit. Awards under the program were made starting in 2003 based upon the average of the prior three years' Distributed Cash per unit. A minimum of 250,000 Common Units and if certain targeted levels are achieved, a maximum of 500,000 Common Units will be awarded.

Pursuant to the Energy Transfer Transaction, the change of control provisions in each of the employment agreements of the participants in the plan triggered the minimum award, less any amounts previously earned and any amounts that had not been designated for award, resulting in the issuance of 150,018 units by Predecessor Heritage. Compensation expense on the units that vested was recognized by Predecessor Heritage and no deferred compensation expense was recognized for the three and six months ended February 29, 2004, or the three and five months ended February 28, 2003.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Some of the more significant estimates made by management include, but are not limited to, allowances for doubtful accounts, the fair value of derivative hedging instruments, price risk management assets and liabilities, useful lives for depreciation and amortization, purchase accounting allocations and subsequent realizability of intangible assets, the amount of the Partnership's ARO and general business and medical self-insurance reserves. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the 2004 presentation. These reclassifications have no impact on net income or total partners' capital.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Partnership applies Financial Accounting Standards Board Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) as amended. This statement requires that all derivatives be recognized in the balance sheet as either an asset or liability measured at fair value. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

The Partnership utilizes various exchange-traded and over-the-counter commodity financial instrument contracts to limit its exposure to margin fluctuations in natural gas and NGL prices. These contracts consist primarily of futures and swaps. Generally, management has previously elected not to apply hedge accounting to these contracts, therefore, the net gain or loss arising from marking to market these derivative instruments was previously recognized in earnings as unrealized gains and losses on the statement of operations. However, in the quarter ended February 29, 2004, the Partnership designated various futures and certain associated basis contracts outstanding as cash flow hedging instruments in accordance with SFAS 133. The effective portion of the hedge gain or loss is initially reported as a component of other comprehensive income and is subsequently reclassified into earnings when the instrument settles. The ineffective portion of the gain or loss is reported in earnings immediately. As of February 29, 2004, these instruments had a net fair value of $2,737, which was recorded as price risk management assets and liabilities on the balance sheet through other comprehensive income. The Partnership reclassified into earnings gains of $7,004 and $6,961 for the three and six months ended February 29, 2004, respectively, that were previously reported in accumulated other comprehensive income (loss). The amount of hedge ineffectiveness recognized in income was a gain of $25 and a loss of $42 for the three and six months ended February 29, 2004, respectively. There were no such financial instruments for the three and five months ended February 28, 2003.

The Partnership also entered into an interest rate swap agreement for the purpose of mitigating the interest rate risk associated with the La Grange Acquisition Term Note. The interest rate swap agreement is used to manage a portion of the exposure to changing interest rates by converting floating rate debt to fixed rate debt. The swap had a fair value of $93 and $807 as of February 29, 2004 and August 31, 2003, respectively which is recorded as price risk management assets on the balance sheet. The Partnership reclassified into earnings through interest expense, losses of $623 and $1,061 for the three and six months ended February 29, 2004 that were previously reported in accumulated other comprehensive income (loss).

In the course of normal operations, the Partnership routinely enters into contracts such as forward physical contracts for the purchase and sale of natural gas, propane, and other NGLs that qualify for and are designated as a normal purchase and sales contracts. Such contracts are exempted from the fair value accounting requirements of SFAS 133 and are accounted for using traditional accrual accounting.

The market prices used to value the financial derivative transactions reflect management's estimates considering various factors including closing exchange and over-the-counter quotations, and the time value of the underlying commitments. The values are adjusted to reflect the potential impact of liquidating a position in an orderly manner over a reasonable period of time under present market conditions.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS 150 as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership adopted the provisions of SFAS 150 as of September 1, 2003. The adoption did not have a material impact on the Partnership's consolidated financial position or results of operations.

In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). The interpretation was revised in December 2003. As revised, FIN 46 addresses consolidation of business enterprise of variable interest entities. FIN 46 was effective immediately for all variable interest entities created after January 31, 2003 and for the first fiscal year or interim period ending after March 15, 2004 for variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The implementation of FIN 46 did not have a significant impact on the Partnership's financial position or results of operations.

4. ACQUISITIONS:

In October 2002, La Grange Acquisition purchased certain operating assets from Aquila Gas Pipeline, primarily natural gas gathering, treating and processing assets in Texas and Oklahoma. The assets acquired and purchase price allocation were as follows:

Materials and supplies                                  $        1,626
Other assets                                                       194
Property, plant and equipment                                  213,374
Investment in Oasis                                             41,670
Investment in Nustar Joint Venture                               9,600
Accrued expenses                                                (2,788)
                                                        --------------
     Total                                              $      263,676
                                                        ==============

At the closing of the acquisition of Aquila Gas Pipeline's assets, $5,000 was put into escrow until such time that proper consents and conveyance could be achieved related to a sales contract. It was later determined that it was unlikely that a proper conveyance could be achieved which resulted in the escrowed amount of $5,000 being returned to La Grange Acquisition during the period ended August 31, 2003. The return of the $5,000 purchase price reduced La Grange Acquisition's basis in property, plant and equipment.

On December 27, 2002, Oasis Pipe Line Company redeemed the remaining 50% of its capital stock owned by Dow Hydrocarbons Resources, Inc. for $87,000, and cancelled the stock. La Grange Acquisition, L.P. now owns 100% of the capital stock of Oasis Pipe Line Company.

Also, on December 27, 2002, ETC Holdings, LP, a limited partner of La Grange Energy, contributed ET Company I to the Partnership. The investment in the Vantex system was included in the assets contributed.

5. WORKING CAPITAL FACILITY AND LONG-TERM DEBT:

Long-term debt consists of the following:

                                                           February 29,     August 31,        August 31,
                                                               2004            2003            2003
                                                           ------------   --------------    ------------
                                                                         (Energy Transfer   (Predecessor
                                                                              Company)         Heritage)
1996 8.55% Senior Secured Notes                             $   96,000    $            -    $     96,000

1997 Medium Term Note Program:

  7.17% Series A Senior Secured Notes                           12,000                 -          12,000
  7.26% Series B Senior Secured Notes                           18,000                 -          20,000
  6.50% Series C Senior Secured Notes                            2,143                 -           2,143

2000 and 2001 Senior Secured Promissory Notes:

  8.47% Series A Senior Secured Notes                           12,800                 -          16,000
  8.55% Series B Senior Secured Notes                           32,000                 -          32,000
  8.59% Series C Senior Secured Notes                           27,000                 -          27,000
  8.67% Series D Senior Secured Notes                           58,000                 -          58,000
  8.75% Series E Senior Secured Notes                            7,000                 -           7,000
  8.87% Series F Senior Secured Notes                           40,000                 -          40,000
  7.21% Series G Senior Secured Notes                           19,000                 -          19,000
  7.89% Series H Senior Secured Notes                            8,000                 -           8,000
  7.99% Series I Senior Secured Notes                           16,000                 -          16,000

Term Loan Facility                                             325,000           226,000               -
                                                                                       -

Senior Revolving Acquisition Facility                           21,228                 -          24,700

Notes Payable on noncompete agreements with interest
imputed at rates averaging 7.38%, due in installments
through 2010, collateralized by a first security lien on
certain assets of Heritage Operating                            19,690                 -          20,110

Other                                                            1,536                 -           1,118

Current maturities of long-term debt                           (29,937)          (30,000)        (38,309)
                                                            ----------      ------------      ----------
                                                            $  685,460      $    196,000      $  360,762
                                                            ==========      ============      ==========


Maturities of the Senior Secured Notes, the Medium Term Note Program and the Senior Secured Promissory Notes (the "Notes") are as follows:

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

All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of Heritage Operating and its subsidiaries secure the Senior Secured, Medium Term, and Senior Secured Promissory Notes. In addition to the stated interest rate for the Notes, the Partnership is required to pay an additional 1% per annum on the outstanding balance of the Notes until such time the Notes achieve investment grade status.

Effective January 20, 2004, La Grange Acquisition entered into the Second Amended and Restated Credit Agreement. The terms of the Agreement are as follows:

         A $325,000 Term Loan Facility that matures on January 18, 2008. Interest is paid quarterly and is based on the LIBOR rate plus 3% which was 4.10% at February 29, 2004. The Term Loan Facility is secured by substantially all of the La Grange Acquisition's assets.

         A $175,000 Revolving Credit Facility is available through January 18, 2008. Amounts borrowed under the La Grange Acquisition Credit Facility bear interest at a rate based on either a Eurodollar rate, or a prime rate. The maximum commitment fee payable on the unused portion of the facility is 0.50%. The facility is fully secured by substantially all of La Grange Acquisition's assets. As of February 29, 2004, there were no amounts outstanding under the Revolving Credit Facility, and $10,875 in letters of credit outstanding which reduce the amount available for borrowing under the Revolving Credit Facility. Letters of Credit under the Revolving Credit Facility may not exceed $40,000.

Effective December 31, 2003, Heritage Operating entered into the Second Amended and Restated Credit Agreement. The terms of the Agreement are as follows:

         A $75,000 Senior Revolving Working Capital Facility is available through December 31, 2006. Amounts borrowed under the Working Capital Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The amounts outstanding at February 29, 2004 were Eurodollar rate loans. The weighted average interest rate was 2.9738% for the amount outstanding at February 29, 2004. The maximum commitment fee payable on the unused portion of the facility is 0.50%. Heritage Operating must reduce the principal amount of working capital borrowings to $10,000 for a period of not less than 30 consecutive days at least one time during each fiscal year. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of Heritage Operating's subsidiaries secure the Senior Revolving Working Capital Facility. As of February 29, 2004, the Senior Revolving Working Capital Facility had a balance outstanding of $65,488. A $5,000 Letter of Credit issuance is available to Heritage Operating for up to 30 days prior to the maturity date of the Working Capital Facility. Letter of Credit Exposure plus the Working Capital Loan cannot exceed the $75,000 maximum Working Capital Facility. Heritage Operating had no outstanding Letters of Credit at February 29, 2004.

         A $75,000 Senior Revolving Acquisition Facility is available through December 31, 2006, at which time the outstanding amount must be paid in full. Amounts borrowed under the Acquisition Credit Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The amounts outstanding at February 29, 2004 were Eurodollar rate loans. The weighted average interest rate was 2.9738% for the amount outstanding at February 29, 2004. The maximum commitment fee payable on the unused portion of the facility is 0.50%. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of Heritage Operating's subsidiaries secure the Senior Revolving Acquisition Facility. As of February 29, 2004, the Senior Revolving Acquisition Facility had a balance outstanding of $21,228.

The agreements for each of the Senior Secured Notes, Medium Term Note Program, Senior Secured Promissory Notes, and the Operating Partnerships' bank credit facilities contain customary restrictive covenants applicable to the Operating Partnerships, including limitations on substantial disposition of assets, changes in ownership of the Operating Partnerships, the level of additional indebtedness and creation of liens. These covenants require the Operating Partnerships to maintain ratios of Consolidated Funded Indebtedness to Consolidated EBITDA (as these terms are similarly defined in the bank credit facilities and the Note Agreements) of not more than, 4.75 to 1 for Heritage Operating and 4.00 to 1 for La Grange Acquisition and Consolidated EBITDA to Consolidated Interest Expense (as these terms are similarly defined in the bank credit facilities and the Note Agreements) of not less than 2.25 to 1 for Heritage Operating and 2.75 to 1 for La Grange Acquisition. The Consolidated EBITDA used to determine these ratios is calculated in accordance with these debt agreements. For purposes of calculating the ratios under the bank credit facilities and the Note Agreements, Consolidated EBITDA is based upon the Operating Partnerships' EBITDA, as adjusted for the most recent four quarterly periods, and modified to give pro forma effect for acquisitions and divestures made during the test period and is compared to Consolidated Funded Indebtedness as of the test date and the Consolidated Interest Expense for the most recent twelve months. These debt agreements also provide that the Operating Partnerships may declare, make, or incur a liability to make, restricted payments during each fiscal quarter, if: (a) the amount of such restricted payment, together with all other restricted payments during such quarter, do not exceed Available Cash with respect to the immediately preceding quarter; (b) no default or event of default exists before such restricted payments; and (c) each Operating Partnership's restricted payment is not greater than the product of each Operating Partnership's Percentage of Aggregate Available Cash multiplied by the Aggregate Partner Obligations (as these terms are similarly defined in the bank credit facilities and the Note Agreements). The debt agreements further provide that Heritage Operating's Available Cash is required to reflect a reserve equal to 50% of the interest to be paid on the notes and in addition, in the third, second and first quarters preceding a quarter in which a scheduled principal payment is to be made on the notes, Available Cash is required to reflect a reserve equal to 25%, 50%, and 75%, respectively, of the principal amount to be repaid on such payment dates.

Failure to comply with the various restrictive and affirmative covenants of the Operating Partnerships' bank credit facilities and the Note Agreements could negatively impact the Operating Partnerships' ability to incur additional debt and/or the Partnership's ability to pay distributions. The Operating Partnerships are required to measure these financial tests and covenants quarterly and were in compliance with all requirements, tests, limitations, and covenants related to the Senior Secured Notes, Medium Term Note Program and Senior Secured Promissory Notes, and the bank credit facilities at February 29, 2004.

6.       INCOME TAXES:

The components of the deferred tax liability were as follows:

                                                                   February 29, 2004      August 31, 2003
                                                                   -----------------      ----------------
                                                                                          (Energy Transfer
                                                                                              Company)
Deferred Tax Liabilities-
     Property, plant and equipment                                   $     112,627          $      55,736
     Other                                                                    (302)                  (351)
                                                                     -------------          -------------
                                                                     $     112,325          $      55,385
                                                                     =============          =============


7.       COMMITMENTS AND CONTINGENCIES:

COMMITMENTS

Certain property and equipment is leased under noncancelable leases, which require fixed monthly rental payments and expire at various dates through 2020. Rental expense under these leases totaled approximately $616 and $844 for the three and six months ended February 29, 2004, respectively, and $245 and $393 for the three and five months ended February 28, 2003, respectively, and has been included in operating expenses in the accompanying statements of operations. Predecessor Heritage's rental expense under these leases was approximately $754 and $1,470 for the three and six months ended February 28, 2003. Certain of these leases contain renewal options and also contain escalation clauses, which are accounted for on a straight-line basis over the minimum lease term. Fiscal year future minimum lease commitments for such leases are $3,912 in 2004; $3,751 in 2005; $1,731 in 2006; $940 in 2007; $532 in 2008
and $842 thereafter.

The Partnership has forward commodity contracts, which will be settled by physical delivery. Short-term contracts, which expire in less than one year, require delivery up to 39 million MMBtu per day. Long-term contracts total require delivery of up to 157 MMBtu per day. The long-term contracts run through July 2013.

The Partnership has entered into several propane purchase and supply commitments with varying terms as to quantities and prices, which expire at various dates through March 2004.

La Grange Acquisition in the normal course of business, purchases, processes and sells natural gas pursuant to long-term contracts. Such contracts contain terms that are customary in the industry. The Partnership believes that such terms are commercially reasonable and will not have a material adverse effect on the Partnership's financial position or results of operations.

BOSSIER PIPELINE EXTENSION

The Partnership has signed long-term agreements with several parties committing firm transportation volumes into the new Bossier Pipeline system, which is currently under construction by the Partnership and will connect East Texas production into the Katy hub near Houston. Those commitments include an agreement with XTO Energy, Inc. to deliver approximately 200 MMcf/d of natural gas into the pipeline. The term of the XTO agreement runs nine years, beginning when the Bossier Pipeline extension becomes operational, currently scheduled to occur in mid-2004.

LITIGATION

On June 16, 2003, Guadalupe Power Partners, L.P. ("GPP") sought and obtained a Temporary Restraining Order against Oasis Pipe Line Company. In their pleadings, GPP alleged unspecified monetary damages for the period from February 25, 2003 to June 16, 2003 and sought to prevent Oasis Pipe Line Company from implementing flow control measures to reduce the flow of gas to their power plant at varying hourly rates. Oasis Pipe Line Company filed a counterclaim against GPP asking for damages and a declaration that the contract was terminated as a result of the breach by GPP. Oasis Pipe Line Company Texas, L.P. and GPP agreed to a "stand still" order and referred this dispute to binding arbitration. The arbitration panel was selected and discovery was conducted in advance of a hearing before the arbitration panel. The hearing before the panel commenced on December 9, 2003. The arbitration was completed with a ruling favorable to the Oasis Pipe Line Company Texas, L.P. on the contract issues involved, but with no damages awarded to either party.

The Partnership is a party to various legal proceedings and/or regulatory proceedings incidental to its business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against the Partnership. In the opinion of management, all such matters are either covered by insurance, are without merit or involve amounts, which, if resolved unfavorably, would not have a significant effect on the financial position or results of operations of the Partnership. Once management determines that information pertaining to a legal proceeding indicates that it is probable that a liability has been incurred, an accrual is established equal to management's estimate of the likely exposure. For matters that are covered by insurance, the Partnership accrues the related deductible. As of February 29, 2004 and August 31, 2003, an accrual of $1,996 and $112, respectively, was recorded as accrued and other current liabilities on the Partnership's consolidated balance sheets. As of August 31, 2003, Predecessor Heritage had an accrual of $941 that was recorded as accrued and other current liabilities.

ENVIRONMENTAL

The Partnership's operations are subject to extensive federal, state and local environmental laws and regulations that require expenditures for remediation at operating facilities and waste disposal sites. Although the Partnership believes its operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in the natural gas pipeline and processing business, and there can be no assurance that significant costs and liabilities will not be incurred. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, could result in substantial costs and liabilities. Accordingly, the Partnership has adopted policies, practices, and procedures in the areas of pollution control, product safety, occupational health, and the handling, storage, use, and disposal of hazardous materials to prevent material environmental or other damage, and to limit the financial liability, which could result from such events. However, some risk of environmental or other damage is inherent in the natural gas pipeline and processing business, as it is with other entities engaged in similar businesses.

In conjunction with the acquisition of the Texas and Oklahoma natural gas gathering and gas processing assets from Aquila Gas Pipeline, Aquila, Inc. agreed to indemnify La Grange Acquisition, for any environmental liabilities that arose from operations of the assets purchased prior to October 1, 2002. Aquila also agreed to indemnify the Partnership for 50% of any environmental liabilities that arose from operations of the Oasis Pipe Line Company assets purchased prior to October 1, 2002.

Petroleum-based contamination or environmental wastes are known to be located on or adjacent to six sites, on which the Partnership presently has, or formerly had, operations. These sites were evaluated at the time of their acquisition. In all cases, remediation operations have been or will be undertaken by others, and in all six cases, Predecessor Heritage obtained indemnification for expenses associated with any remediation from the former owners or related entities. The Partnership has not been named as a potentially responsible party at any of these sites, nor has the Partnership's operations contributed to the environmental issues at these sites. Accordingly, no amounts have been recorded in the Partnership's February 29, 2004 balance sheet. Additionally, no amount was recorded in Predecessor Heritage's August 31, 2003 balance sheet. Based on information currently available to the Partnership, such projects are not expected to have a material adverse effect on the Partnership's financial condition or results of operations.

In July 2001, Predecessor Heritage acquired a company that had previously received a request for information from the U.S. Environmental Protection Agency (the "EPA") regarding potential contribution to a widespread groundwater contamination problem in San Bernardino, California, known as the Newmark Groundwater Contamination. Although the EPA has indicated that the groundwater contamination may be attributable to releases of solvents from a former military base located within the subject area that occurred long before the facility acquired by Predecessor Heritage was constructed, it is possible that the EPA may seek to recover all or a portion of groundwater remediation costs from private parties under the Comprehensive Environmental Response, Compensation, and Liability Act (commonly called "Superfund"). Based upon information currently available to the Partnership, it is not believed that the Partnership's liability if such action were to be taken by the EPA would have a material adverse effect on the Partnership's financial condition or results of operations.

Environmental exposures and liabilities are difficult to assess and estimate due to unknown factors such as the magnitude of possible contamination, the timing and extent of remediation, the determination of the Partnership's liability in proportion to other parties, improvements in cleanup technologies and the extent to which environmental laws and regulations may change in the future. Although environmental costs may have a significant impact on the results of operations for any single period, the Partnership believes that such costs will not have a material adverse effect on its financial position. As of February 29, 2004 and August 31, 2003, an accrual of $500 and $633 was recorded in the Partnership's balance sheet to cover any material environmental liabilities that were not covered by the environmental indemnifications.

8.       PRICE RISK MANAGEMENT ASSETS AND LIABILITIES:

COMMODITY PRICE RISK

The Partnership is exposed to market risks related to the volatility of natural gas and NGL prices. To reduce the impact of this price volatility, the Partnership primarily uses derivative commodity instruments (futures and swaps) to manage its exposures to fluctuations in margins. The fair value of all derivatives that are designated and documented as cash flow hedges and determined to be effective are recorded through other comprehensive income until the settlement month. At the end of the settlement month, any gain or loss previously recorded in other comprehensive income (loss) is recognized in the income statement. Unrealized gains or losses on derivatives that do not meet the requirements for hedge accounting are recognized in the statement of operations. The Partnership's derivative instruments were as follows at February 29, 2004:

                                                           Notional
                                                            Volume                        Fair
                                          Commodity         MMBTU        Maturity         Value
                                          ---------      -----------     --------      -----------
Basis Swaps IFERC/Nymex                      Gas          45,685,000       2004        $   (2,538)
Basis Swaps IFERC/Nymex                      Gas          57,637,500       2004             3,563
                                                                                       ----------
                                                                                       $    1,025

Swing Swaps IFERC                            Gas
Swing Swaps IFERC                            Gas         102,035,000     2004-2005     $   (2,334)
                                                          64,340,000     2004-2005          2,057
                                                                                       ----------
                                                                                       $     (277)

Futures Nymex                                Gas           3,525,000     2004-2005     $     (232)
Futures Nymex                                Gas         145,222,507     2004-2005          1,691
                                                                                       ----------
                                                                                       $    1,459

Estimates related to the Partnership's gas marketing activities are sensitive to uncertainty and volatility inherent in the energy commodities markets and actual results could differ from these estimates. The Partnership believes it is protected from the volatility in the energy commodities markets because it does not have unbalanced positions. Long-term physical contracts are tied to index prices. System gas, which is also tied to index prices, will provide the gas required by the Partnership's long-term physical contracts. When third-party gas is required to supply long-term contracts, a hedge is put in place to protect the margin on the contract. Financial contracts, which are not tied to physical delivery, will be offset with financial contracts to balance the Partnership's positions.

INTEREST RATE RISK

The Partnership is exposed to market risk for changes in interest rates related to its bank credit facilities. An interest rate swap agreement is used to manage a portion of the exposure related to LaGrange Acquisition's Term Loan Facility to changing interest rates by converting floating rate debt to fixed-rate debt. On October 9, 2002, La Grange Acquisition, L.P. entered into an interest rate swap agreement to manage its exposure to changes in interest rates. The interest rate swap has a notional value of $75 million and matures on October 9, 2005. Under the terms of the interest rate swap agreement, the Partnership will pay a fixed rate of 2.76% and will receive three-month LIBOR with quarterly settlement commencing on January 9, 2003. Management has elected to designate the swap as a hedge for accounting purposes. The value of the interest rate swap at February 29, 2004 and August 31, 2003 is an asset of $93 and $807, respectively.

The following represents gain (loss) on derivative activity:

                                             Three         Three
                                            Months         Months       Six Months      Five Months
                                            Ended          Ended           Ended           Ended
                                         February 29,   February 28,    February 29,    February 28,
                                             2004          2003            2004             2003
                                         ------------   ------------    ------------    ------------
                                                          (Energy                          (Energy
                                                          Transfer                         Transfer
                                                          Company)                         Company)
Realized and unrealized gain (loss) on
   derivative activities recognized in
   earnings                               $ (7,168)     $ 4,828           $(10,202)       $  6,693
Realized loss on interest rate swap
   included in interest expense           $   (623)     $  (242)          $ (1,061)       $   (350)

9.       PARTNER'S CAPITAL:

UNITS

Common Units, Class D Units, Special Units, Class E Units and Class C Units represent limited partner interests in the Partnership that entitle the holders thereof to the rights and privileges specified in the Partnership Agreement, as amended. As of February 29, 2004, there were issued and outstanding 27,897,734 Common Units and 7,721,542 Class D Units representing, an aggregate 98% limited partner interest in the Partnership. Except as described below, the Common Units and Class D Units generally participate pro rata in the Partnership's income, gains, losses, deductions, credits, and distributions. There are also 4,426,916 Class E Units outstanding that are entitled to receive distributions in accordance with their terms, 3,742,515 Special Units outstanding that receive no distributions until the Bossier Pipeline becomes commercially operational, and 1,000,000 Class C Units outstanding that are entitled only to participate in distributions that are attributable to the net amount received by the Partnership in connection with the SCANA litigation (defined below).

No person is entitled to preemptive rights in respect of issuances of securities by the Partnership, except that U.S. Propane, has the right to purchase sufficient partnership securities to maintain its general partner equity interest in the Partnership.

Common Units. The Partnership's Common Units are registered under the Securities Act of 1933 and are listed for trading on the New York Stock Exchange. Each holder of a Common Unit is entitled to one vote per unit on all matters presented to the Limited Partners for a vote except that holders of Common Units acquired by La Grange Energy in connection with the ETC Transaction will be entitled to vote upon the proposal to change the terms of the Class D Units and Special Units in the same proportion as the votes cast by the holders of the Common Units other than La Grange Energy with respect to the proposals. In addition, if at any time any person or group (other than the Partnership's General Partner and its affiliates) owns beneficially 20% or more of all Common Units, any Common Units owned by that person or group may not be voted on any matter and are not considered to be outstanding when sending notices of a meeting of Unitholders (unless otherwise required by law), calculating required votes, determining the presence of a quorum or for other similar purposes under the Partnership Agreement. The Common Units are entitled to distributions of Available Cash as described below under "Quarterly Distributions of Available Cash."

Class C Units. The 1,000,000 Class C Units were issued to Heritage Holdings in August 2000 in conjunction with the transaction with U.S. Propane and the change of control of the Partnership's General Partner in conversion of that portion of Heritage Holding's Incentive Distribution Rights that entitled it to receive any distribution attributable to the net amount received by the Partnership in connection with the settlement, judgment, award or other final nonappealable resolution of specified litigation filed by the Partnership prior to the transaction with U.S. Propane, which is referred to as the "SCANA litigation." The Class C Units have zero initial capital account balance and were distributed by Heritage Holdings to its former stockholders in connection with the transaction with U.S. Propane. All decisions of the Partnership's General Partner relating to the SCANA litigation are determined by a special litigation committee consisting of one or more independent directors of the Partnership's General Partner. As soon as practicable after the time that the Partnership or its affiliates receive any final cash or other payment as a result of the resolution of the SCANA litigation, the special litigation committee will determine the aggregate net amount of these proceeds distributable by the Partnership after deducting from the amounts received all costs and expenses incurred by the Partnership and its affiliates in connection with the SCANA litigation and any cash reserves necessary or appropriate to provide for operating expenditures. Following this determination, the distributable proceeds will be deemed to be "Available Cash" under the Partnership Agreement and will be distributed as described below under "Quarterly Distributions of Available Cash." The amount of distributable proceeds that would normally be distributed to holders of Incentive Distribution Rights will instead be distributed to the holders of the Class C Units, pro rata. The Class C Units do not have any rights to share in any of the Partnership's assets or distributions upon dissolution and liquidation of the Partnership, except to the extent that any such distributions consist of proceeds from the SCANA litigation to which the class C Unitholders would have otherwise been entitled. The Class C Units do not have the privilege of conversion into any other unit and do not have any voting rights except to the extent provided by law, in which case each Class C Unit will be entitled to one vote.

Class D Units. The Class D Units generally have voting rights that are identical to the voting rights of the Common Units and vote with the Common Units as a single class on each matter, except that the Class D Units are entitled to vote upon a proposal to approve (a) a change in the terms of the Partnership's Class D Units to provide that each Class D Unit is convertible into one Common Unit and (b) the issuance of additional Common Units upon such conversion (the "Listing Proposal") and the Special Unit Proposal in the same proportion as the votes cast by the holders of the Common Units. Each Class D Unit was initially entitled to receive 100% of the quarterly amount distributed on each Common Unit, for each quarter, provided that the Class D Units will be subordinated to the Common Units with respect to the payment of the minimum quarterly distribution for such quarter (and any arrearage in the payment of the minimum quarterly distribution for all prior quarters). If the Listing Proposal is not approved by the Partnership's Unitholders within six months following the closing of the ETC Transaction, then the terms of the Class D Units will be changed such that each Class D Unit will be entitled to receive 115% of the quarterly amount distributed on each Common Unit on a pari passu basis with distributions on the Common Units.

In the event of the Partnership's dissolution and liquidation, each Class D Unit was initially entitled to receive 100% of the amount distributed on each Common Unit, but only after each Common Unit has received an amount equal to its capital account, plus the minimum quarterly distribution for the quarter, plus any arrearages in the minimum quarterly distribution with respect to prior quarters. If however, the Partnership's Unitholders do not approve the Listing Proposal within six months following the closing of the ETC Transaction, then each Class D Unit is entitled upon liquidation to receive 115% of the amount distributed to each Common Unit on a pari passu basis with liquidating distributions on the Common Units.

Class E Units. In conjunction with the Partnership's purchase of the capital stock of Heritage Holdings, the 4,426,916 Common Units held by Heritage Holdings were converted into 4,426,916 Class E Units. The Class E

Units generally do not have any voting rights and are not entitled to vote on the proposals to make the Class D Units and Special Units convertible into Common Units. These Class E Units are entitled to aggregate cash distributions equal to 11.1% of the total amount of cash distributed to all Unitholders, including the Class E Unitholders, up to $2.82 per unit per year. Distributions on the Class E Units are taxable income to HHI. In the event of the Partnership's termination and liquidation, the Class E Units will be allocated 1% of any gain upon liquidation and will be allocated any loss upon liquidation to the same extent as Common Units. After the allocation of such amounts, the Class E Units will be entitled to the balance in their capital accounts, as adjusted for such termination and liquidation. The Class E Units are treated as treasury stock for accounting purposes because they are owned by the Partnership's wholly owned subsidiary, HHI. Because the Class E Units are not entitled to receive any allocation of partnership income, gain, loss, deduction or credit that is attributable to the Partnership's ownership of HHI, such amounts will instead be allocated to the General Partner in accordance with its respective interest and the remainder to the Partnership's Unitholders other than the holders of Class E Units, pro rata. In the event the Partnership's distributions exceed $2.82 per unit annually, all such amount in excess thereof will be available for distribution to Unitholders other than the holders of Class E Units in proportion to their respective interests.

Special Units. The Special Units were issued as consideration for the Bossier Pipeline and its related contracts acquired in the ETC Transaction. The Special Units generally do not have any voting rights but are entitled to vote on the Special Unit Proposal to change their terms in the same proportion as the votes cast by the holders of the Common Units. The Special Units are not entitled to share in partnership distributions, however, following Unitholder approval of the Special Unit Proposal and upon the Bossier Pipeline becoming commercially operational, which is expected to occur in mid-2004, each Special Unit will immediately be convertible into one Common Unit. If the Special Unit Proposal is not approved by the Partnership's Unitholders prior to the time the Bossier Pipeline becomes commercially operational, then each Special Unit will be entitled to receive 115% of the quarterly amount distributed on each Common Unit on a pari passu basis with distributions on Common Units, unless subsequently converted into Common Units. Until the Special Unit Proposal is approved, the Special Units are entitled to receive an assignment of the Bossier Contracts that had been committed at the time of the closing of the ETC Transaction, in the event of the Partnership's dissolution and liquidation. If the Special Unit Proposal is not approved prior to the time the Bossier Pipeline becomes commercially operational, then in the event of the Partnership's dissolution and liquidation, each Special Unit will be entitled to receive 100% of the amount distributed on each Common Unit on a pari passu basis with liquidating distributions on the Common Units. If the Bossier Pipeline does not become operational by December 1, 2004 and, as a result, a party to one of the Bossier Contracts exercises rights to acquire the Bossier Pipeline under its transportation contract, the Special Units will no longer be considered outstanding and will not be entitled to any rights afforded any other of the Partnership's units.

Incentive Distribution Rights. Incentive Distribution Rights represent the contractual right to receive an increasing percentage of quarterly distributions of Available Cash from operating surplus after the minimum quarterly distribution has been paid. Please read "Quarterly Distributions of Available Cash" below. The General Partner owns all of the Incentive Distribution Rights, except that in conjunction with the August 2000 transaction with U.S. Propane, the Partnership issued 1,000,000 Class C Units to HHI, its general partner at that time, in conversion of that portion of HHI's Incentive Distribution Rights that entitled it to receive any distribution made by the Partnership of funds attributable to the net amount received in connection with the settlement, judgment, award or other final nonappealable resolution of the SCANA litigation. The Class C Units were distributed by HHI to its former shareholders. Any amount payable on the Class C Units in the future will reduce the amount otherwise distributable to holders of Incentive Distribution Rights at the time the distribution of such litigation proceeds is made and will not reduce the amount distributable to holders of Common Units. No payments to date have been made on the Class C Units.

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

Distributions by the Partnership in an amount equal to 100% of Available Cash will generally be made 98% to the Common, Class D, and Class E Unitholders and 2% to the General Partner, subject to the payment of incentive distributions to the General Partner to the extent that certain target levels of cash distributions are achieved.

On October 15, 2003, Predecessor Heritage paid a quarterly distribution of $0.65 per unit, or $2.60 per unit annually to Unitholders of record at the close of business on October 8, 2003. On January 14, 2004, Predecessor Heritage paid a quarterly distribution of $0.65 per unit, or $2.60 per unit annually to Unitholders of record at the close of business on December 30, 2003. On March 23, 2004, the Partnership declared a cash distribution for the second quarter ended February 29, 2004 of $0.70 per unit, or $2.80 per unit annually, payable on April 14, 2004 to Unitholders of record at the close of business on April 2, 2004. In addition to these quarterly distributions, the General Partner received quarterly distributions for its general partner interest in the Partnership, and incentive distributions to the extent the quarterly distribution exceeded $0.55 per unit. The total amount of distributions declared for the second quarter ended February 29, 2004 on Common Units, the Class D Units, the general partner interests and the Incentive Distribution Rights totaled $19.6 million, $5.4 million and $1.9 million, respectively. All such distributions were made from Available Cash from Operating Surplus.

Following the transaction with Energy Transfer, the Partnership currently distributes Available Cash, excluding any available cash to be distributed to the Class C Unitholders, as follows:

         - First, 98% to the Common, Class D and Class E Unitholders in accordance with their percentage interests, and 2% to our General Partner, until each Common Unit has received $0.50 for that quarter;

         - Second, 98% to all Common, Class D and Class E Unitholders in accordance with their percentage interests, and 2% to our General Partner, until each Common Unit has received $0.55 for that quarter;

         - Third, 85% to all Common, Class D and Class E Unitholders in accordance with their percentage interests, and 15% to our General Partner, until each Common Unit has received $0.635 for that quarter;

         - Fourth, 75% to all Common, Class D and Class E Unitholders in accordance with their percentage interests, and 25% to our General Partner, until each Common Unit has received $0.825 for that quarter;

         - Thereafter, 50% to all Common, Class D and Class E Unitholders in accordance with their percentage interests, and 50% to our General Partner.

Notwithstanding the foregoing, the Class D Units will be subordinated to the Common Units with respect to the payment of the minimum quarterly distribution and any arrearage in the payment of the minimum quarterly distribution for all prior quarters and the distributions on each Class E Unit may not exceed $2.82 per year. Please read "Partner's Capital" above for a discussion of the Class C Units and the percentage interests in distributions of the different classes of units.

If the Unitholders do not approve changing the terms of the Class D Units and Special Units within six months of the closing of the ETC Transaction to provide that these units are convertible into Common Units and the Bossier Pipeline is commercially operational, then the Partnership will distribute available cash, excluding any available cash to be distributed to the Class C Unitholders, as follows:

         - First, 98% to the Common, Class D, Class E and Special Unitholders in accordance with their percentage interests, and 2% to our General Partner, with each Class D and Special Unit receiving 115% of the amount distributed on each Common Unit, until each Common Unit has received $0.50 for that quarter;

         - Second, 98% to all Common, Class D, Class E and Special Unitholders in accordance with their percentage interests, and 2% to our General Partner, with each Class D and Special Unit receiving 115% of the amount distributed on each Common Unit, until each Common Unit has received $0.55 for that quarter;

         - Third, 85% to all Common, Class D, Class E and Special Unitholders in accordance with their percentage interests, and 15% to our General Partner, with each Class D and Special Unit receiving 115% of the amount distributed on each Common Unit, until each Common Unit has received $0.635 for that quarter;

         - Fourth, 75% to all Common, Class D, Class E and Special Unitholders in accordance with their percentage interests, and 25% to our General Partner, with each Class D and Special Unit receiving 115% of the amount distributed on each Common Unit, until each Common Unit has received $0.825 for that quarter;

         - Thereafter, 50% to all Common, Class D, Class E and Special Unitholders in accordance with their percentage interests, with each Class D and Special Unit receiving 115% of the amount distributed on each Common Unit, and 50% to our General Partner.

Notwithstanding the foregoing, the distributions to the Class E Unitholders may not exceed $2.82 per year. Please read "Partners' Capital" above for a discussion of the Class C Units and the percentage interests in distributions of the different classes of units

10.      RETIREMENT BENEFITS:

The Partnership has a defined contribution plan for virtually all employees of La Grange Acquisition with discretionary matching. Pursuant to the plan, employees of La Grange Acquisition can defer a portion of their compensation and contribute it to a deferred account. No matching contributions were made to this plan by Energy Transfer Company through February 29, 2004.

The Partnership also sponsors a defined contribution profit sharing and 401(k) savings plan, which covers all employees of Heritage Operating subject to service period requirements. Contributions are made to the plan at the discretion of the Board of Directors and are allocated to eligible employees as of the last day of the plan year based on their pro rata share of total contributions. Employer matching contributions are calculated using a discretionary formula based on employee contributions. The Partnership made matching contributions of $303 to the 401(k) savings plan for the three and six months ended February 29, 2004.

11.      RELATED PARTY TRANSACTIONS:

Accounts payable to related companies as of February 29, 2004 includes $12,500 due from La Grange Acquisition to La Grange Energy. This amount represents the balance of funds due to La Grange Energy related to the ETC Transaction that have not yet been distributed.

12.      REPORTABLE SEGMENTS:

The Partnership's financial statements reflect six reportable segments: La Grange Acquisition's midstream and transportation operations, Heritage Operating's domestic retail and domestic wholesale operations, the foreign wholesale operations of MP Energy Partnership, and the liquids marketing activities of Resources. The operations which focus on the gathering, compression, treating, processing, transportation and marketing of natural gas, primarily at the Southeast Texas System and Elk City Systems, generate revenue primarily by the volumes of natural gas gathered, compressed, treated, processed, transported, purchased and sold through the Partnership's pipeline (excluding Oasis Pipe Line) and gathering systems and the level of natural gas and NGL prices. The transportation operations focus on transporting natural gas through the Partnership's Oasis Pipe Line. Revenue is generated from fees charged to customers to reserve firm capacity on or move gas on the pipeline on an interruptible basis. The fee structure is derived from the gas price differential between the Waha and Katy hubs. A monetary fee, and/or fuel retention are components of the fee structure. Excess fuel retained after consumption is valued at the first of the month Katy tailgate price and strategically sold when market prices are high.

The Partnership's retail and wholesale fuel segments sell products and services to retail and wholesale customers. Intersegment sales by the foreign wholesale segment to the domestic segment are priced in accordance with the partnership agreement of MP Energy Partnership. The Partnership manages these segments separately as each segment involves different distribution, sale, and marketing strategies. Selling, general and administrative expenses are allocated to the midstream and transportation operating segments, however, the Partnership evaluates the performance of its other operating segments based on operating income exclusive of selling, general, and administrative expenses of $1,500 for the three and six months ended February 29, 2004, and $0 for the three and five months ended February 28, 2003. Predecessor Heritage's selling, general and administrative expenses were $4,320 and $7,177 for the three and six months ended February 28, 2003. Investment in affiliates and equity in earnings (losses) of affiliates relates primarily to The Partnership's investment in Vantex Gas Pipeline Company and Vantex Energy Services, Ltd, and is part of the midstream segment. In addition, the Partnership's two largest customers' revenues are included in the midstream segment's revenues. The following table presents the unaudited financial information by segment for the following periods:

                              Three Months      Three Months     Three Months    Six Months     Five Months      Six Months
                                 Ended             Ended            Ended         Ended            Ended           Ended
                              February 29,      February 28,     February 28,   February 29,    February 28,    February 28,
                                 2004              2003             2003           2004            2003             2003
                              -----------      ------------      ------------   ------------    -----------     -----------
                                              (Energy Transfer   (Predecessor                 (Energy Transfer  (Predecessor
                                                   Company)        Heritage)                      Company)        Heritage)
Midstream
  Natural gas MMBtu/d           968,000           390,000                  -         946,000         336,000              -
  NGLs bbls/d                    12,600             9,990                  -          13,800          12,000              -
Transportation
  Natural gas MMBtu/d           873,000           763,000                  -         831,000         787,000              -

Propane gallons
  (in thousands)
   Domestic retail fuel          84,435                 -            166,622          84,435               -        243,343
   Domestic wholesale
   fuel                           1,291                 -              5,467           1,291               -         10,357
   Foreign wholesale fuel
     Affiliated                  18,587                 -             17,452          18,587               -         37,832
     Unaffiliated                11,876                 -             25,358          11,876               -         42,553
   Elimination                  (18,587)                -            (17,452)        (18,587)              -        (37,832)
                               --------         ---------        -----------     -----------     -----------    -----------
         Total gallons           97,602                 -            197,447          97,602               -        296,253
                               ========         =========        ===========     ===========     ===========    ===========

                              Three Months      Three Months     Three Months    Six Months     Five Months      Six Months
                                 Ended             Ended            Ended         Ended            Ended           Ended
                              February 29,      February 28,     February 28,   February 29,    February 28,    February 28,
                                 2004              2003             2003           2004            2003             2003
                              -----------      ------------      ------------   ------------    -----------     -----------
                                              (Energy Transfer   (Predecessor                 (Energy Transfer  (Predecessor
                                                   Company)        Heritage)                      Company)        Heritage)
Revenues:
   Midstream                  $ 477,712       $  197,518         $         -     $  883,010     $   275,770     $          -
   Eliminations                  (7,378)          (1,189)                           (11,866)         (1,189)
   Transportation                17,957            7,778                   -         32,133           7,778                -
   Domestic retail fuel         121,981                -             212,704        121,981               -          296,754
   Domestic wholesale fuel        1,284                -               4,345          1,284               -            6,755
   Foreign wholesale fuel
     Affiliated                     471                -              27,424            471               -           37,832
     Unaffiliated                 9,188                -              15,873          9,188               -           24,810
   Eliminations                    (471)               -             (27,424)          (471)              -          (37,832)
   Liquids marketing, net           309                -                 352            309               -            1,059
   Other                          8,234                -              16,535          8,234               -           33,891
                              ---------       ----------         -----------     ----------     -----------     ------------
         Total                $ 629,287       $  204,107         $   249,809     $1,044,273     $   282,359     $    363,269
                              =========       ==========         ===========     ==========     ===========     ============

Cost of sales:

   Midstream                  $ 457,947       $  172,626         $         -     $  842,565     $   239,947     $          -
   Eliminations                  (7,378)          (1,189)                  -        (11,866)         (1,189)               -
   Transportation                 7,359            3,067                   -          9,779           3,067                -
   Domestic retail fuel          65,065                -             104,878         65,065               -          146,499
   Domestic wholesale fuel        1,111                -               3,927          1,111               -            6,060
   Foreign wholesale fuel         8,292                               14,747          8,291               -           23,172
   Other                          2,117                -               4,868          2,117               -            9,709
                              ---------       ----------          ----------     ----------     -----------     ------------
   Total Cost of Sales        $ 534,513       $  174,504         $   128,420     $  917,062     $   241,825     $    185,440
                               ========       ==========         ===========     ==========     ===========     ============

Operating Income
   Midstream                  $  16,484       $    8,316         $         -     $   30,508     $    12,049     $          -
   Transportation                 6,665            3,910                   -         13,645           3,910                -
   Domestic retail               36,204                -              66,277         36,204               -           79,713
   Domestic wholesale fuel         (231)               -                (885)          (231)              -           (1,369)
   Foreign wholesale fuel
     Affiliated                     169                -                 374            169               -              484
     Unaffiliated                   894                -               1,121            894               -            1,627
   Elimination                     (169)               -                (374)          (169)              -             (484)
   Liquids marketing                103                -                 192            103               -              515
                              ---------       ----------         -----------     ----------     -----------     ------------
         Total                $  60,119       $   12,226         $    66,705     $   81,123     $    15,959     $     80,486
                              =========       ==========         ===========     ==========     ===========     ============

                              Three Months      Three Months     Three Months    Six Months     Five Months      Six Months
                                 Ended             Ended            Ended         Ended            Ended           Ended
                              February 29,      February 28,     February 28,   February 29,    February 28,    February 28,
                                 2004              2003             2003           2004            2003             2003
                              -----------      ------------      ------------   ------------    -----------     -----------
                                              (Energy Transfer   (Predecessor                 (Energy Transfer  (Predecessor
                                                   Company)        Heritage)                      Company)        Heritage)
Gain on Disposal of
Assets:
   Midstream                  $      28       $        -         $         -     $       25     $        -      $         -
   Transportation                     -                -                   -              -              -                -
   Domestic retail propane            3                -                  84              3              -              164
   Domestic wholesale
      propane                         -                -                   4              -              -               (9)
                              ---------       ----------         -----------     ----------     ----------      -----------
         Total                $      31       $        -         $        88     $       28     $        -      $       155
                              =========       ==========         ===========     ==========     ==========      ===========

Minority Interest
Expense:
    Corporate                 $       -       $        -         $       508     $        -     $        -      $       522
    Foreign wholesale
propane                             175                -                 313            175              -              425
                              ---------       ----------         -----------     ----------     ----------      -----------
         Total                $     175       $        -         $       821     $      175     $        -      $       947
                              =========       ==========         ===========     ==========     ==========      ===========

                              Three Months      Three Months     Three Months    Six Months     Five Months      Six Months
                                 Ended             Ended            Ended         Ended            Ended           Ended
                              February 29,      February 28,     February 28,   February 29,    February 28,    February 28,
                                 2004              2003             2003           2004            2003             2003
                              -----------      ------------      ------------   ------------    -----------     -----------
                                              (Energy Transfer   (Predecessor                 (Energy Transfer  (Predecessor
                                                   Company)        Heritage)                      Company)        Heritage)
Depreciation and
   amortization:
   Midstream                  $      3,230    $      2,535       $         -     $    6,321    $      4,185     $         -
   Transportation                    1,156             276                 -          2,212             276               -
   Domestic retail propane           5,016               -             9,318          5,016               -          18,451
   Domestic wholesale
      propane                           67               -               124             67               -             252
   Foreign wholesale
      propane                            3               -                 5              3               -              10
                              ------------    ------------       -----------     ----------    ------------     -----------
         Total                $      9,472    $      2,811       $     9,447     $   13,619    $      4,461     $    18,713
                              ============    ============       ===========     ==========    ============     ===========

Interest Expense net of
      interest income
   Midstream                  $      4,369    $      3,440       $         -     $    7,675    $      4,849     $         -
   Transportation                    1,718             102                 -          3,761             102               -
   Eliminations                     (1,536)                                -         (3,133)              -               -
   Domestic retail propane           4,344               -             9,317          4,344               -          18,613
                              ------------    ------------       -----------     ----------    ------------     -----------
         Total                $      8,895    $      3,542       $     9,317     $   12,647    $      4,951     $    18,613
                              ============    ============       ===========     ==========    ============     ===========

Income tax expense
   Midstream                  $          -    $         (1)      $         -     $             $         (1)    $         -
   Transportation                      700             953                 -          2,409             953               -
   Domestic retail propane              48               -             1,285             48                           1,285
                              ------------    ------------       -----------     ----------    ------------     -----------

         Total                $        748    $        952       $     1,285     $    2,457    $        952     $     1,285
                              ============    ============       ===========     ==========    ============     ===========

                             February 29,  August 31,    August 31,
                                 2004         2003         2003
                             ------------  ----------    ----------
                                            (Energy
                                            Transfer    (Predecessor
                                            Company)      Heritage)
Total Assets:
  Midstream                   $  604,569   $  415,962    $        -
  Transportation                 176,133      189,007             -
  Domestic retail propane        897,299            -       691,900
  Domestic wholesale propane       8,196            -        12,197
  Foreign wholesale propane       10,933            -        13,912
  Liquids marketing               13,905            -         4,474
  Corporate                       20,596            -        16,356
  Elimination                          -       (2,866)            -
                              ----------   ----------    ----------
        Total                 $1,731,631   $  602,103    $  738,839
                              ==========   ==========    ==========

                              Six Months     Five Months     Six Months
                                 Ended          Ended          Ended
                              February 29,   February 28,   February 28,
                                 2004           2003           2003
                              -----------    -----------    ------------
                                               (Energy
                                               Transfer     (Predecessor
                                               Company)       Heritage)
Additions to property, plant
 and equipment including
 acquisitions:
   Midstream                    $ 33,294       $  4,461       $      -
   Transportation                     38              9              -
   Domestic retail propane       494,754       $      -         46,723
   Domestic wholesale propane      4,251              -            166
   Foreign wholesale propane          89              -              -
   Corporate                           -              -            699
                                --------       --------       --------
         Total                  $532,426       $  4,470       $ 47,558
                                ========       ========       ========

Corporate assets include vehicles, office equipment and computer software for the use of administrative personnel. These assets are not allocated to segments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Energy Transfer Partners, L.P. (the "Registrant" or "Partnership"), is a Delaware limited partnership. The Partnership's Common Units are listed on the New York Stock Exchange under the symbol "ETP". The Partnership's business activities are primarily conducted through its subsidiaries, La Grange Acquisition, L.P, a Texas limited partnership, and Heritage Operating, L.P., a Delaware limited partnership (the "Operating Partnerships"). The Partnership and the Operating Partnerships are sometimes referred to collectively in this report as "Energy Transfer."

The following is a discussion of the historical financial condition and results of operations of the Partnership and its subsidiaries, and should be read in conjunction with the Partnership's historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

CERTAIN MATTERS DISCUSSED IN THIS REPORT, EXCLUDING HISTORICAL INFORMATION, AS WELL AS SOME STATEMENTS BY THE PARTNERSHIP IN PERIODIC PRESS RELEASES AND SOME ORAL STATEMENTS OF ENERGY TRANSFER PARTNERS OFFICIALS DURING PRESENTATIONS ABOUT THE PARTNERSHIP, INCLUDE CERTAIN "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. STATEMENTS USING WORDS SUCH AS "ANTICIPATE," "BELIEVE," "INTEND," "PROJECT," "PLAN," "CONTINUE," "ESTIMATE," "FORECAST," "MAY," "WILL," OR SIMILAR EXPRESSIONS HELP IDENTIFY FORWARD-LOOKING STATEMENTS. ALTHOUGH THE PARTNERSHIP BELIEVES SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS AND CURRENT EXPECTATIONS AND PROJECTIONS ABOUT FUTURE EVENTS, NO ASSURANCE CAN BE GIVEN THAT EVERY OBJECTIVE WILL BE REACHED.

ACTUAL RESULTS MAY DIFFER MATERIALLY FROM ANY RESULTS PROJECTED, FORECASTED, ESTIMATED OR EXPRESSED IN FORWARD-LOOKING STATEMENTS SINCE MANY OF THE FACTORS THAT DETERMINE THESE RESULTS ARE SUBJECT TO UNCERTAINTIES AND RISKS, DIFFICULT TO PREDICT, AND BEYOND MANAGEMENT'S CONTROL. SUCH FACTORS INCLUDE:

    - THE GENERAL ECONOMIC CONDITIONS IN THE UNITED STATES OF AMERICA AS WELL AS THE GENERAL ECONOMIC CONDITIONS AND CURRENCIES IN FOREIGN COUNTRIES;

    - THE AMOUNT OF NATURAL GAS TRANSPORTED ON ENERGY TRANSFER'S PIPELINES AND GATHERING SYSTEMS;

    - THE LEVEL AND THROUGHPUT IN ENERGY TRANSFER'S NATURAL GAS PROCESSING AND TREATING FACILITIES;

    -    THE FEES ENERGY TRANSFER CHARGES AND THE MARGINS REALIZED FOR ITS
         SERVICES;

    - THE PRICES AND MARKET DEMAND FOR, AND THE RELATIONSHIP BETWEEN, NATURAL GAS AND NGLS;

    -    ENERGY PRICES GENERALLY;

    - THE PRICE OF PROPANE TO THE CONSUMER COMPARED TO THE PRICE OF ALTERNATIVE AND COMPETING FUELS;

    - THE GENERAL LEVEL OF PETROLEUM PRODUCT DEMAND AND THE AVAILABILITY AND PRICE OF PROPANE SUPPLIES;

    -    THE LEVEL OF DOMESTIC OIL AND NATURAL GAS PRODUCTION;

    -    THE AVAILABILITY OF IMPORTED OIL AND NATURAL GAS;

    - THE ABILITY TO OBTAIN ADEQUATE SUPPLIES OF PROPANE FOR RETAIL SALE IN THE EVENT OF AN INTERRUPTION IN SUPPLY OR TRANSPORTATION AND THE AVAILABILITY OF CAPACITY TO TRANSPORT PROPANE TO MARKET AREAS;

    -    ACTIONS TAKEN BY FOREIGN OIL AND GAS PRODUCING NATIONS;

    -    THE POLITICAL AND ECONOMIC STABILITY OF PETROLEUM PRODUCING NATIONS;

    -    THE EFFECT OF WEATHER CONDITIONS ON DEMAND FOR OIL, NATURAL GAS AND
         PROPANE;

    -    THE WEATHER IN OUR OPERATING AREAS;

    -    AVAILABILITY OF LOCAL, INTRASTATE AND INTERSTATE TRANSPORTATION
         SYSTEMS;

    - THE CONTINUED ABILITY TO FIND AND CONTRACT FOR NEW SOURCES OF NATURAL GAS SUPPLY;

    -    AVAILABILITY AND MARKETING OF COMPETITIVE FUELS;

    -    THE IMPACT OF ENERGY CONSERVATION EFFORTS;

    -    ENERGY EFFICIENCIES AND TECHNOLOGICAL TRENDS;

    -    THE EXTENT OF GOVERNMENTAL REGULATION AND TAXATION;

    - HAZARDS OR OPERATING RISKS INCIDENTAL TO THE TRANSPORTING, TREATING AND PROCESSING OF NATURAL GAS AND NGLS OR TO THE TRANSPORTING, STORING AND DISTRIBUTING OF PROPANE THAT MAY NOT BE FULLY COVERED BY INSURANCE;

    - THE MATURITY OF THE PROPANE INDUSTRY AND COMPETITION FROM OTHER PROPANE DISTRIBUTORS;

    -    COMPETITION FROM OTHER MIDSTREAM COMPANIES;

    -    LOSS OF KEY PERSONNEL;

    - LOSS OF KEY NATURAL GAS PRODUCERS OR THE PROVIDERS OF FRACTIONATION SERVICES;

    - REDUCTIONS IN THE CAPACITY OR ALLOCATIONS OF THIRD PARTY PIPELINES THAT CONNECT WITH ENERGY TRANSFER'S PIPELINES AND FACILITIES;

    - THE EFFECTIVENESS OF RISK-MANAGEMENT POLICIES AND PROCEDURES AND THE ABILITY OF ENERGY TRANSFER'S LIQUIDS MARKETING COUNTERPARTIES TO SATISFY THEIR FINANCIAL COMMITMENTS AND THE NONPAYMENT OR NONPERFORMANCE BY ITS CUSTOMERS ;

    - THE AVAILABILITY AND COST OF CAPITAL AND ENERGY TRANSFER'S ABILITY TO ACCESS CERTAIN CAPITAL SOURCES;

    - CHANGES IN LAWS AND REGULATIONS TO WHICH WE ARE SUBJECT, INCLUDING TAX, ENVIRONMENTAL, TRANSPORTATION AND EMPLOYMENT REGULATIONS;

    -    THE COSTS AND EFFECTS OF LEGAL AND ADMINISTRATIVE PROCEEDINGS;

    - THE ABILITY TO SUCCESSFULLY IDENTIFY AND CONSUMMATE STRATEGIC ACQUISITIONS AT PURCHASE PRICES THAT ARE ACCRETIVE TO THE PARTNERSHIP'S FINANCIAL RESULTS; AND

    - RISKS ASSOCIATED WITH THE CONSTRUCTION OF NEW PIPELINES AND TREATING AND PROCESSING FACILITIES OR ADDITIONS TO ENERGY TRANSFER'S EXISTING PIPELINES AND FACILITIES.

ENERGY TRANSFER TRANSACTION

On January 20, 2004, Heritage Propane Partners, L.P., ("Heritage") and La Grange Energy, L.P. ("La Grange Energy") completed the series of transactions whereby La Grange Energy contributed its subsidiary, La Grange Acquisition, L.P. and its subsidiaries who conduct business under the assumed name of Energy Transfer Company, ("ETC") (the "ETC Transaction") to Heritage in exchange for cash of $300,000 less the amount of Energy Transfer Company debt in excess of $151,500, less ETC's accounts payable and other specified liabilities, plus agreed upon capital expenditures paid by La Grange Energy relating to the ETC business prior to closing, $433,909 of Heritage Common and Class D Units, and the repayment of the ETC debt of $151,500. In conjunction with the ETC Transaction and prior to the contribution of ETC to Heritage, ETC distributed its cash and accounts receivables to La Grange Energy and an affiliate of La Grange Energy contributed an office building to ETC. La Grange Energy also received 3,742,515 Special Units as consideration for certain assets described as the Bossier Pipeline. In the event the Bossier Pipeline does not become commercially operational by December 1, 2004, the Special Units will no longer be considered outstanding and will not be entitled to any rights afforded any other of Heritage's units. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") no value has been recorded with respect to the Special Units.

Simultaneously with the ETC Transaction, La Grange Energy obtained control of Heritage by acquiring all of the interest in U.S. Propane, L.P., ("U.S. Propane") the General Partner of Heritage, and U.S. Propane, L.P.'s general partner, U.S. Propane, L.L.C., from subsidiaries of AGL Resources, Atmos Energy Corporation, TECO Energy, Inc. and Piedmont Natural Gas Company, Inc. for $30,000 (the "General Partner Transaction"). In conjunction with the General Partner Transaction, U.S. Propane L.P. contributed its 1.0101% General Partner interest in Heritage Operating, L.P. ("Heritage Operating") to Heritage in exchange for an additional 1% General Partner interest in Heritage. Simultaneously with these transactions, Heritage purchased the outstanding stock of Heritage Holdings, Inc. ("HHI") for $100,000.

Concurrent with the ETC Transaction, ETC borrowed $325,000 from financial institutions and Heritage raised $355,948 of gross proceeds through the sale of 9,200,000 Common Units at an offering price of $38.69 per unit. The net proceeds were used to finance the transaction and for general partnership purposes.

The ETC and General Partner transactions affect the comparability of the financial statements for the three and six months ended February 29, 2004 to the three and five months ended February 28, 2003 because the consolidated financial statements of the Partnership for the six months ended February 29, 2004 include the three and six month results for ETC and subsidiaries and the results of Heritage Operating and subsidiaries and HHI only for the period from January 20, 2004 through February 29, 2004. The financial statements of ETC for the three and five months ended February 28, 2003 reflect only the results of ETC and subsidiaries, and the financial statements of Predecessor Heritage reflect the results of Heritage Operating, L.P. and its subsidiaries (see note 3 to the Partnership's consolidated financial statements.) The changes in the line items discussed below are a result of these transactions.

GENERAL

The ETC Transaction was accounted for as a reverse acquisition in accordance with SFAS 141. Although Heritage is the surviving parent entity for legal purposes, ETC is the acquirer for accounting purposes. As a result, ETC's historical financial statements will be the historical financial statements of the registrant. The operations of Heritage prior to the ETC Transaction are referred to as Predecessor Heritage.

ENERGY TRANSFER COMPANY

Midstream segment

The Partnership's midstream and transportation segments are operated by La Grange Acquisition and its subsidiaries. These segments commenced operations in October 2002 with ETC's acquisition of the natural gas gathering, processing and transportation assets previously owned by Aquila, Inc. The assets acquired from Aquila include the Southeast Texas system and the Oklahoma system as well as a 50% equity interest in the Oasis Pipe Line Company ("Oasis"). ETC purchased the remaining 50% interest in Oasis on December 27, 2002. The equity method of accounting was used to account for our Oasis pipeline from October 1, 2002 through December 27, 2002 at which time it became a fully consolidated subsidiary.

ETC owns and operates approximately 4,500 miles of natural gas gathering and transportation pipelines with an aggregate throughput capacity of 2.5 billion cubic feet of natural gas per day, with natural gas treating and processing plants located in Texas, Oklahoma, and Louisiana. Its major asset groups consist of the Southeast Texas System, Elk City System and Oasis pipeline. The Southeast Texas System has a throughput capacity of 260 MMcf/d. The system has 2,500 miles of pipeline with 1,050 wells connected, the La Grange processing plant, and 5 natural gas treating facilities. The Elk City System has a throughput capacity of 170 MMcf/d. The system has 315 miles of pipeline with 300 wells connected, the Elk City processing plant, and a treating facility. The 583 mile long Oasis pipeline, which connects the West Texas Waha Hub to the Katy Texas Tailgate, has a throughput capacity of 830 MMcf/d.

Results from the midstream segment are determined primarily by the volumes of natural gas gathered, compressed, treated, processed, purchased and sold through ETC's pipeline and gathering systems and the level of natural gas and NGL prices. ETC generates its midstream revenues and its gross margins principally under fee-based arrangements or other arrangements. Under fee-based arrangements, ETC receives a fee for natural gas gathering, compressing, treating or processing services. The revenue it earns from these arrangements is directly related to the volume of natural gas that flows through its systems and is not directly dependent on commodity prices.

ETC also utilizes other types of arrangements in its midstream segment, including (i) discount-to-index price arrangements which involve purchases of natural gas at either (1) a percentage discount to a specified index price, (2) a specified index price less a fixed amount or (3) a percentage discount to a specified index price less an additional fixed amount, (ii) percentage-of-proceeds arrangements under which ETC gathers and processes natural gas on behalf of producers, selling the resulting residue gas and NGL volumes at market prices and remitting to producers an agreed upon percentage of the proceeds based on an index price, and (iii) keep-whole arrangements where ETC gathers natural gas from the producer, processes the natural gas and sells the resulting NGLs to third parties at market prices. In many cases, ETC provides services under contracts that contain a combination of more than one of the arrangements described above. The terms of ETC's contracts vary based on gas quality conditions, the competitive environment at the time the contracts are signed and customer requirements. Its contract mix may change as a result of changes in producer preferences, expansion in regions where some types of contracts are more common and other market factors.

ETC's ownership of the Oasis pipeline allows it to elect not to process natural gas at the La Grange processing plant when processing margins are unfavorable. ETC can bypass the La Grange processing plant and deliver natural gas meeting pipeline quality specifications by blending rich natural gas from the Southeast Texas System with lean natural gas transported on the Oasis pipeline. ETC can also generally bypass the Elk City processing plant. The natural gas supplied to the Elk City System has a relatively low NGL content and does not require processing to meet pipeline quality specifications. During periods of unfavorable processing margins, ETC can bypass the Elk City processing plant and deliver the natural gas directly into connecting pipelines.

For the six months ended February 29, 2004, ETC's utilization of capacity at its Southeast Texas System processing and treating facilities were approximately 59% and 21% respectively. A portion of the excess capacity at the Southeast Texas System processing facility was directly attributable to ETC's election to not process or treat natural gas and deliver natural gas directly into the Oasis pipeline in order to take advantage of high natural gas prices relative to NGL prices. Additionally, in September 2003, ETC enhanced its utilization by moving an idle 145 MMcf/d treating facility from the Southeast Texas System to the Elk City System to take advantage of additional natural gas volumes.

ETC conducts its marketing operations through its producer services business, in which ETC markets the natural gas that flows through its assets, which ETC refers to as on-system gas, and attracts other customers by marketing volumes of natural gas that do not move through its assets, which ETC refers to as off-system gas. For both on-system and off-system gas, ETC purchases natural gas from natural gas producers and other supply points and sells that natural gas to utilities, industrial consumers, other marketers and pipeline companies, thereby generating gross margins based upon the difference between the purchase and resale prices.

Most of ETC's marketing activities involve the marketing of its on-system gas. For the six months ended February 29, 2004, ETC marketed approximately 487 MMcf/d of natural gas, 52% of which was on-system gas. Substantially all of its on-system marketing efforts involve natural gas that flows through either the Southeast Texas System or the Oasis pipeline. ETC markets only a small amount of natural gas that flows through the Elk City System.

For its off-system gas, ETC purchases gas or acts as an agent for small independent producers that do not have marketing operations. ETC develops relationships with natural gas producers, which facilitates its purchase of their production on a long-term basis. ETC believes that this business provides it with strategic insights and valuable market intelligence, which may impact its expansion and acquisition strategy.

Transportation segment

Results from ETC's transportation segment are determined primarily by the amount of capacity ETC's customers reserve as well as the actual volume of natural gas that flows through the Oasis pipeline. Under Oasis pipeline customer contracts, ETC charges its customers (i) a demand fee, which is a fixed fee for the reservation of an agreed amount of capacity on the Oasis pipeline for a specified period of time and which obligates the customer to pay ETC even if the customer does not transport natural gas on the Oasis pipeline, (ii) a transportation fee, which is based on the actual throughput of natural gas by the customer on the Oasis pipeline, or a combination of both, generally payable monthly.

For the six months ended February 29, 2004 and February 28, 2003 ETC transported approximately 38% and 34%, respectively of its natural gas volumes on the Oasis pipeline pursuant to long-term contracts. Its long-term contracts have a term of one year or more. ETC also enters into short-term contracts with terms of less than one year in order to utilize the capacity that is available on the Oasis pipeline after taking into account the capacity reserved under ETC's long-term contracts. For the six months ended February 29, 2004 and February 28, 2003 the Oasis pipeline fees accounted for approximately 67% and 68%, respectively of ETC's fee-based gross margin.

HERITAGE OPERATING

The Partnership's propane related segments are operated by Heritage Operating and its subsidiaries who are engaged in the sale, distribution and marketing of propane and other related products through its domestic retail, domestic wholesale and foreign wholesale propane segments, (the propane segments) and also through the liquids marketing activity of Resources. Predecessor Heritage derived and Heritage Operating derives its revenue primarily from the retail propane marketing segment. The General Partner believes that Predecessor Heritage was, and the Partnership is now, the fourth largest retail marketer of propane in the United States, based on retail gallons sold. The Partnership serves more than 650,000 propane customers in from over 300 customer service locations in 31 states.

The retail propane segment is a margin-based business in which gross profits depend on the excess of sales price over propane supply cost. The market price of propane is often subject to volatile changes as a result of supply or other market conditions over which the Partnership will have no control. Product supply contracts are one-year agreements subject to annual renewal and generally permit suppliers to charge posted prices (plus transportation costs) at the time of delivery or the current prices established at major delivery points. Since rapid increases in the wholesale cost of propane may not be immediately passed on to retail customers, such increases could reduce gross profits. The Partnership generally has attempted to reduce price risk by purchasing propane on a short-term basis. The Partnership has on occasion purchased significant volumes of propane during periods of low demand, which generally occur during the summer months, at the then current market price, for storage both at its Three months ended customer service locations and in major storage facilities for future resale.

The retail propane business of the Partnership consists principally of transporting propane purchased in the contract and spot markets, primarily from major fuel suppliers, to its customer service locations and then to propane tanks located on the customers' premises, as well as to portable propane cylinders. In the residential and commercial markets, propane is primarily used for space heating, water heating, and cooking. In the agricultural market, propane is primarily used for crop drying, tobacco curing, poultry brooding, and weed control. In addition, propane is used for certain industrial applications, including use as an engine fuel to power vehicles and forklifts and as a heating source in manufacturing and mining processes.

Since its formation in 1989, Predecessor Heritage grew primarily through acquisitions of retail propane operations and, to a lesser extent, through internal growth. Since its inception through January 19, 2004, Predecessor Heritage completed 105 acquisitions for an aggregate purchase price approximating $720 million.

The Partnership's propane distribution business is largely seasonal and dependent upon weather conditions in its service areas. Propane sales to residential and commercial customers are affected by winter heating season requirements. Historically, approximately two-thirds of Predecessor Heritage's retail propane volume and in excess of 80% of Predecessor Heritage's EBITDA, as adjusted is attributable to sales during the six-month peak-heating season of October through March. This generally results in higher operating revenues and net income in the propane segments during the period from October through March of each year and lower operating revenues and either net losses or lower net income during the period from April through September of each year. Consequently, sales and operating profits for the propane segments are concentrated in the first and second fiscal quarters, however, cash flow from operations is generally greatest during the second and third fiscal quarters when customers pay for propane purchased during the six-month peak-heating season. Sales to industrial and agricultural customers are much less weather sensitive.

A substantial portion of the Partnership's propane is used in the heating-sensitive residential and commercial markets causing the temperatures realized in the Partnership's areas of operations, particularly during the six-month peak-heating season, to have a significant effect on its financial performance. In any given area, sustained warmer-than-normal temperatures will tend to result in reduced propane use, while sustained colder-than-normal temperatures will tend to result in greater propane use. The Partnership uses information on normal temperatures in understanding how temperatures that are colder or warmer than normal affect historical results of operations and in preparing forecasts of future operations.

The retail propane segment's gross profit margins are not only affected by weather patterns, but also vary according to customer mix. For example, sales to residential customers generate higher margins than sales to certain other customer groups, such as commercial or agricultural customers. Wholesale propane segment's margins are substantially lower than retail margins. In addition, propane gross profit margins vary by geographical region. Accordingly, a change in customer or geographic mix can affect propane gross profit without necessarily affecting total revenues.

Amounts discussed below reflect 100% of the results of MP Energy Partnership (the foreign wholesale propane segment). MP Energy Partnership is a general partnership in which Heritage Operating owns a 60% interest. Because MP Energy Partnership is primarily engaged in lower-margin wholesale distribution, its contribution to the Partnership's net income is not significant and the minority interest of this partnership is excluded from the EBITDA, as adjusted calculation.

THREE MONTHS ENDED FEBRUARY 29, 2004 COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 2003

Volumes. Total volumes of natural gas sales, NGL sales including propane, and natural gas transported by the Partnerships' midstream, transportation, retail propane, domestic wholesale propane, and foreign wholesale propane segments for the three months ended February 29, 2004 and February 28, 2003 are as follows:

                                                  Three months ended
                                       ------------------------------------------
                                       February 29,   February 28,   February 28,
                                           2004           2003           2003
                                       ------------   ------------   ------------
                                                        (Energy
                                                        Transfer     (Predecessor
                                                        Company)       Heritage)
Midstream
  Natural gas MMBtu/d                     968,000         390,000              -
  NGLs bbls/d                              12,600           9,900              -

Transportation
 Natural gas MMBtu/d                      873,000         763,000              -

Propane (gallons in thousands)
Retail Propane                             84,435               -        166,622

Domestic wholesale propane                  1,291               -          5,467

Foreign wholesale Propane (net)            11,876               -         25,358

         The Partnership's midstream natural gas sales volume increased 578,000 MMBtu/d from 390,000 MMBtu/d to 968,000 MMBtu/d for the three months ended February 29, 2004 compared to the three months ended February 28, 2003. The increase in natural gas sales volume is a result of the Partnership's expanded marketing efforts, enhanced relationships with producers and expanded credit facilities with commodity counter-parties which lead to both higher throughput on existing contracts and additional new contracts for natural gas sales volumes.

         Midstream NGL sales volume increased from 9,900 bbls/d to 12,600 bbls/d, for the three months ended February 29, 2004 an increase of 2,700 bbls/d from the volumes sold in the three months ended February 28, 2003. The greater NGL sales volumes were due to more favorable gas processing margins which provided the Partnership with a better economic benefit from extracting NGLs from the natural gas stream rather than by-passing its processing plants.

         Transportation volume for the three months ended February 29, 2004 was 873,000 MMBtu/d, an increase of 110,000 MMBtu/d from the 763,000 MMBtu/d for the three months ended February 28, 2003. The combination of a widening basis differential between the Waha and Katy natural gas pricing hubs and additional volumes on the west and middle segments of the pipeline system provided producers an incentive to transport increased volumes of natural gas to a more attractive marketplace.

         Total retail propane, domestic wholesale propane, and foreign wholesale propane gallons sold during the three months ended February 29, 2004 were 97.6 million with no retail propane gallons reflected in the three months ended February 28, 2003. These propane volumes reflect only the amounts sold after the ETC Transaction (from January 20, 2004 through February 29, 2004). As a comparison, had the ETC Transaction occurred at the beginning of the periods presented, Predecessor Heritage would have reflected pro forma volumes of 177.4 million retail gallons for the three months ended February 29, 2004 and actual volumes of 166.6 million gallons for the three months ended February 28, 2003. Of the 10.8 million gallon increase reflected by Predecessor Heritage, 9.9 million gallons is the result of volumes added through acquisitions, and 0.9 million gallons is the result of temperatures being an average of 4.6% colder in the three months ended February 29, 2004 compared to the same period last year. Also, as a comparison, Predecessor Heritage would have reflected a pro forma 3.4 million and 23.0 million domestic and foreign wholesale gallons, respectively for the second quarter of fiscal 2004 as compared to actual volumes of 5.5 million and 25.4 million domestic and foreign wholesale gallons for the second quarter of fiscal 2003. The decrease of 2.1 million domestic wholesale gallons is primarily due to the loss of two commercial customers to alternative fuel sources. The decrease in foreign gallons is due to an exchange contract that was in effect during the three months ended February 28, 2003, which was not economical to renew during the three months ended February 29, 2004.

         Revenues. Total revenues for the three months ended February 29, 2004 were $629.3 million, an increase of $425.2 million, as compared to $204.1 million in the three months ended February 28, 2003. Of the increase,

$141.0 million is due to the ETC Transaction. This revenue reflects the full three months of ETC's revenue consolidated with the revenue of Heritage Operating after the ETC Transaction (from January 20, 2004 through February 29,
2004). If the ETC Transaction had occurred at the beginning of the periods presented, total revenue would have been $777.2 million for the three months ended February 29, 2004 as compared to $475.5 million for the three months ended February 28, 2003.

         Midstream revenues for the three months ended February 29, 2004 were $470.3 million compared to $196.3 million for the three-month period ended February 28, 2003, an increase of $274.0 million. The Partnership's midstream segment experienced significant growth due to the Partnership's enhanced and matured business relationships with commodity counter-parties. Of the revenue increase of $274.0 million, $267.6 million is due to additional sales volumes, $2.0 million is due to increases in commodity prices and $4.4 million is due to additional fee based revenue along the midstream assets.

         Transportation revenues were $18.0 million for the three months ended February 29, 2004 compared to $7.8 million for the three months ended February 28, 2003. The increase of $10.2 million is primarily due to the increased volumes to take advantage of the natural gas price difference between the Waha and Katy market hubs. The three months ended February 29, 2004 also included a full quarter of the operations of Oasis Pipeline Company as a wholly owned subsidiary, which was not included in the three months ended February 28, 2003.

          For the three months ended February 29, 2004, the Partnership had domestic retail propane revenues of $122.0 million, U.S. wholesale revenues of $1.3 million, foreign wholesale revenues of $9.2 million, other domestic revenues of $8.2 million and net liquids marketing activities of $0.3 million, an increase of 100% with no propane revenues reflected in the three months ended February 28, 2003. These revenues reflect only the amounts earned after the ETC Transaction (from January 20, 2004 through February 29, 2004). As a comparison, for the three months ended February 29, 2004, Predecessor Heritage would have reflected retail revenues of $249.1 million as compared to $212.7 million in the three months ended February 28, 2003. Of the increase, $13.9 million was a result of the increase in volumes sold by customer service locations added through acquisitions, $21.2 million was due to higher selling prices, and $1.3 million was the result of increase in gallons sold due to the colder temperatures described above. Domestic wholesale revenues would have been $3.0 million as compared to $4.3 million for the three months ended February 28, 2003; reflecting a $1.9 million decrease due to the lost commercial customers described above, offset by a $0.6 million increase due to higher selling prices in the domestic wholesale segment. Foreign wholesale revenues would have been $17.7 million as compared to $15.9 million for the three months ended February 28 2003. The increase of $1.8 million is the result of a $3.6 million increase due to higher selling prices offset by a $1.8 million decrease in due to decreased volumes sold described above. Other domestic revenues would have been $18.3 million compared to $16.5 million for the three months ended February 28, 2003; and net liquids marketing activities would have reflected $0.9 million as compared to $0.4 million for the three months ended February 28, 2003.

         Cost of Products Sold. Total cost of products sold increased to $534.5 million for the three months ended February 29, 2004 as compared to $174.5 million for the three months ended February 28, 2003. Of the $360.0 million increase, $76.6 million is due to the ETC Transaction. This cost of products sold reflects the full three months of ETC's cost of products sold consolidated with the cost of products sold of Heritage Operating after the ETC Transaction (from January 20, 2004 through February 29, 2004). If the ETC Transaction had occurred at the beginning of the periods presented, total cost of products sold would have been $616.7 million for the three months ended February 29, 2004 as compared to $321.1 million for the three months ended February 28, 2003.

         Midstream cost of sales increased $279.2 million to $450.6 million for the three months ended February 29, 2004 compared to $171.4 million for the three months ended February 28, 2003. Midstream cost of sales increased proportionally with midstream revenue as the Partnership's business relationships with commodity counter-parties matured throughout the period. Of the $279.2 million increase, $251.0 million relates to increased purchase volume and $28.2 million relates to increased commodity prices.

         Transportation cost of sales increased $4.2 million to $7.3 million in the three months ended February 29, 2004 compared to $3.1 million in the three-month period ended February 28, 2003. The Partnership received a greater amount of shipper's natural gas due to increased volumes, to compensate for fuel used in operating the pipeline. These greater retained volumes together with higher natural gas prices increased the cost of sales activity generated from the sale of excess inventory or the recognition, either positive or negative, of the unaccounted fuel within the pipeline system.

         For the three months ended February 29, 2004, the Partnership had domestic retail propane cost of sales of $65.1 million, U.S. wholesale cost of sales of $1.1 million, foreign wholesale cost of sales of $8.3 million, and other domestic cost of sales of $2.1 million an increase of 100% with no propane cost of sales reflected in the three months ended February 28, 2003. These costs reflect only the amounts that were incurred after the ETC Transaction (from January 20, 2004 through February 29, 2004). As a comparison, for the three months ended February 29, 2004, Predecessor Heritage would have reflected retail cost of sales of $134.9 million as compared to $104.9 million in the three months ended February 28, 2003. Of the $30.0 million increase, $8.2 million was due to an increase in volumes sold as described above and $21.8 was due to higher product costs this fiscal quarter. U.S. wholesale cost of sales would have been $2.6 million as compared to $3.9 million for the three months ended February 28, 2003. Of the decrease, $1.6 million was due to lost volumes described above offset by a $0.3 million increase related to higher product costs. Foreign wholesale cost of sales would have reflected an increase of $1.3 million to $16.1 million as compared to $14.8 million for the three months ended February 28, 2003, of which, $2.9 million represents the increase of product cost, offset by a decrease of $1.6 million due to decreased volumes described above. Other cost of sales would have been $5.2 million as compared to $4.8 million for the three months ended February 28, 2003.

         Gross Profit. Total gross profit for the three months ended February 29, 2004 was $94.8 million as compared to $29.6 million for the three months ended February 28, 2003. This gross profit reflects the full three months of ETC's gross profit consolidated with the gross profit of Heritage Operating after the ETC Transaction (from January 20, 2004 through February 29, 2004). If the ETC Transaction had occurred at the beginning of the periods presented, total gross profit would have been $160.5 million for the three months ended February 29, 2004 as compared to $154.4 million for the three months ended February 28, 2003.

         The midstream segment generated a gross profit of $19.7 million for the three months ended February 29, 2004, as compared to $24.9 million in the three months ended February 28, 2003. This increase is due to the changes in revenues and cost of sales described above.

         Transportation gross profit was $10.6 for the three months ended February 29, 2004 as compared to $4.7 million for the three months ended February 28, 2003 as a result of the changes is transportation revenues and expenses described above.

          For the three months ended February 29, 2004, the Partnership had domestic retail propane gross profit of $56.9 million, U.S. wholesale gross profit of $0.2 million, foreign wholesale gross profit of $0.9 million, other domestic gross profit of $6.1 million, and a liquids marketing gross profit of $0.3 million, an increase of 100% with no propane cost of sales reflected in the three months ended February 28, 2003. These gross profits reflect only the amounts that were incurred after the ETC Transaction (from January 20, 2004 through February 29, 2004). As a comparison, for the three months ended February 29, 2004, Predecessor Heritage would have reflected retail gross profit of $114.2 million as compared to $107.8 million in the three months ended February 28, 2003, U.S. wholesale gross profit of $0.4 million as compared to $0.4 million for the three months ended February 28, 2003, foreign wholesale gross profit of $1.6 million as compared to $1.1 million for the three months ended February 28 2003, other gross profit of $13.1 million compared to $11.7 million for the three months ended February 28, 2003, and liquids marketing gross profit of $0.9 million as compared to $0.4 million for the three months ended February 28, 2003. The increase of $0.5 million is due to more favorable market positions and market conditions experienced in the three months ended February 29, 2004 compared to the three months ended February 28, 2003.

       Operating Expenses. Operating expenses were $27.5 million, an increase of $22.0 million for the three months ended February 29, 2004 as compared to $5.5 million for the three months ended February 28, 2003. Of the increase, $22.3 million is a result of the addition of the retail propane, domestic wholesale propane, foreign wholesale propane, and liquids marketing operating expenses included in the February 29, 2004 operating expenses as a result ETC Transaction. The remaining decrease of $0.3 million is primarily the result of the reduction in operating expense in the transportation segment's reduction in environmental expense during the three months ending February 29, 2004 as compared to the three months ending February 28, 2003. These operating expenses reflect the full three months of ETC's operating expenses consolidated with the operating expenses of Heritage Operating after the ETC Transaction (from January 20, 2004 through February 29, 2004). If the ETC Transaction had occurred at the beginning of the periods presented, total operating expenses would have been $51.9 million for the three months ended February 29, 2004 as compared to $51.4 million for the three months ended February 28, 2003.

       Selling, General and Administrative. Selling, general and administrative expenses were $6.4 million for the three months ended February 29, 2004, compared to $4.3 million for the three-month period ended February 28, 2003. The increase of $2.1 is comprised of $1.5 million due to the ETC Transaction described above and $0.6 million due to the selling, general and administrative expenses of Oasis being included in the entire three-month period ended February 29, 2004, that were consolidated only from December 27, 2002 to February 28, 2003 in the three months ended February 28, 2003. These selling, general and administrative expenses reflect the full three months of ETC's selling, general and administrative expenses consolidated with the selling, general and administrative expenses of Heritage Operating after the ETC Transaction (from January 20, 2004 through February 29, 2004). If the ETC Transaction had occurred at the beginning of the periods presented, total selling, general and administrative expenses would have been $13.3 million for the three months ended February 29, 2004 as compared to the $9.1 million for the three months ended February 28, 2003. The increase of $4.2 million includes approximately $4.5 million in transaction costs associated with the ETC Transaction.

       Depreciation and Amortization. Depreciation and amortization was $9.5 million in the three months ended February 29, 2004 as compared to $2.8 million in the three months ended February 28, 2003. Of the increase, $5.1 million is due to the ETC Transaction described above and the remaining $1.6 million is primarily due to a full three-month consolidation of Oasis during the three months ended February 29, 2004 and higher deprecation due to the purchase accounting step up of Oasis' assets. This depreciation and amortization reflects the full three months of ETC's depreciation and amortization consolidated with the depreciation and amortization of Heritage Operating after the ETC Transaction (from January 20, 2004 through February 29, 2004). If the ETC Transaction had occurred at the beginning of the periods presented, total depreciation and amortization would have been $15.8 million for the three months ended February 29, 2004 as compared to the $13.6 million for the three months ended February 28, 2003.

       Operating Income. For the three months ended February 29, 2004, the Partnership had operating income of $58.6 million as compared to operating income of $12.2 million for the three months ended February 28, 2003. This increase is primarily due the changes in revenues, cost of sales and operating expenses described above. This operating income reflects the full three months of ETC's operating income consolidated with the operating income of Heritage Operating after the ETC Transaction (from January 20, 2004 through February 29,
2004). If the ETC Transaction had occurred at the beginning of the periods presented, total operating income would have been $86.7 million for the three months ended February 29, 2004 as compared to the $75.4 million for the three months ended February 28, 2003.

       Interest Expense. Interest expense increased $5.4 million for the three months ended February 29, 2004 to $8.9 million from $3.5 million for the same three-month period last year. Of this increase, $4.3 million is due to the ETC transaction and the remaining $1.1 million increase is primarily the result of an increase in debt level as a result of the ETC transaction and additional debt incurred related to the purchase of the Oasis pipeline on December 27, 2002. This interest expense reflects the full three months of ETC's interest expense consolidated with the interest expense of Heritage Operating after the ETC Transaction (from January 20, 2004 through February 29, 2004). If the ETC Transaction had occurred at the beginning of the periods presented, total interest expense would have been $14.4 million for the three months ended February 29, 2004 as compared to the $13.9 million for the three months ended February 28, 2003.

         Income Taxes. Income taxes for the three months ended February 29, 2004 were $0.7 million as compared to $1.0 million for the three months ended February 28, 2003. If the ETC Transaction had occurred at the beginning of the periods presented, income taxes would have been $1.8 million for the three months ended February 29, 2004 as compared to the $3.8 million for the three months ended February 28, 2003.

        Net Income. For the three-month period ended February 29, 2004, the Partnership recorded net income of $49.2 million, an increase of $41.4 million as compared to net income for the three months ended February 28, 2003 of $7.8 million. The increase is primarily a result of the ETC Transaction and other operating conditions described above. This net income reflects the full three months of ETC's net income consolidated with the net income of Heritage Operating after the ETC Transaction (from January 20, 2004 through February 29,
2004). If the ETC Transaction had occurred at the beginning of the periods presented, total net income would have been $70.8 million for the three months ended February 29, 2004 as compared to the $56.9 million for the three months ended February 28, 2003.

        EBITDA, as adjusted. EBITDA, as adjusted increased $53.0 million to $68.1 million for the three months ended February 29, 2004, as compared to EBITDA, as adjusted of $15.1 million for the three months ended

February 28, 2003. This increase is due to the ETC Transaction and operating performance described above. This EBITDA, as adjusted reflects the full three months of ETC's EBITDA, as adjusted consolidated with the EBITDA, as adjusted of Heritage Operating after the ETC Transaction (from January 20, 2004 through February 29, 2004). Predecessor Heritage would have reported EBITDA, as adjusted of $76.0 million for the three months ended February 29, 2004 compared to $73.0 million for the three months ended February 28, 2003. If the ETC Transaction had occurred at the beginning of the period presented, total EBITDA, as adjusted would have been $103.8 million for the three months ended February 29, 2004, which includes the effect of $3.3 million of transaction costs, net of non-cash compensation, which were expensed due to the ETC Transaction. EBITDA, as adjusted for the three months ended February 28, 2004 and February 28, 2003 is computed as follows:

NET INCOME RECONCILIATION
(in millions)

                                                                       Three Months Ended
                                          ---------------------------------------------------------------------------
                                          February 29,     February 29,    February 28,   February 28,   February 28,
                                               2004            2004            2003          2003            2003
                                          ------------     ------------    ------------   -----------    ------------
                                                                             (Energy
                                                                             Transfer                     (Predecessor
                                                           (Pro Forma)       Company)     (Pro forma)      Heritage)
Net income                                $       49.2     $       70.8    $        7.8   $       56.9    $     49.8
Depreciation and amortization                      9.5             15.8             2.8           13.6           9.4
Interest                                           8.9             14.4             3.5           13.9           9.3
Taxes                                              0.7              1.8             1.0            3.8           1.3
Non-cash compensation expense                        -              1.1               -            0.3           0.3
Other expense (income)                            (0.2)            (0.2)              -              -           2.3
Depreciation, amortization, and
interest of investee                                 -              0.1               -            0.2           0.2
Minority interests                                   -                -               -              -           0.5
Less : Gain on disposal of assets                    -               -                -              -          (0.1)
                                          -------------    ------------    ------------   ------------    ----------
EBITDA, as adjusted (a)                   $       68.1     $      103.8    $       15.1   $       88.7    $     73.0
                                          ============     ============    ============   ============    ==========

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

         EBITDA, as adjusted is used by management to determine our operating performance, and along with other data as internal measures for setting annual operating budgets, assessing financial performance of the

         Partnership's numerous business locations, as a measure for evaluating targeted businesses for acquisition and as a measurement component of incentive compensation. The Partnership has a large number of business locations located in different regions of the United States. EBITDA, as adjusted can be a meaningful measure of financial performance because it excludes factors which are outside the control of the employees responsible for operating and managing the business locations, and provides information management can use to evaluate the performance of the business locations, or the region where they are located, and the employees responsible for operating them. To present EBITDA, as adjusted on a full Partnership basis, we add back the minority interest of the general partner because net income is reported net of the general partner's minority interest. Our EBITDA, as adjusted includes non-cash compensation expense which is a non-cash expense item resulting from our unit based compensation plans that does not require cash settlement and is not considered during management's assessment of the operating results of the Partnership's business. By adding these non-cash compensation expenses in EBITDA, as adjusted allows management to compare the Partnership's operating results to those of other companies in the same industry who may have compensation plans with levels and values of annual grants that are different than the Partnership's. Other expenses include other finance charges and other asset non-cash impairment charges that are reflected in the Partnership's operating results but are not classified in interest, depreciation and amortization. We do not include gain on the sale of assets when determining EBITDA, as adjusted since including non-cash income resulting from the sale of assets increases the performance measure in a manner that is not related to the true operating results of the Partnership's business. In addition, Heritage's debt agreements contain financial covenants based on EBITDA, as adjusted. For a description of these covenants, please read note 4 of this Form 10-Q.

         There are material limitations to using a measure such as EBITDA, as adjusted, including the difficulty associated with using it as the sole measure to compare the results of one company to another, and the inability to analyze certain significant items that directly affect a company's net income or loss. In addition, the Partnership's calculation of EBITDA, as adjusted may not be consistent with similarly titled measures of other companies and should be viewed in conjunction with measurements that are computed in accordance with GAAP. EBITDA, as adjusted for the periods described herein is calculated in the same manner as presented by the Partnership in the past. Management compensates for these limitations by considering EBITDA, as adjusted in conjunction with its analysis of other GAAP financial measures, such as gross profit, net income (loss), and cash flow from operating activities.

SIX MONTHS ENDED FEBRUARY 29, 2004 COMPARED TO THE FIVE MONTHS ENDED FEBRUARY 28, 2003

Volume. Total volumes of natural gas sales, NGL sales including propane, and natural gas transported by the Partnership's midstream, transportation, retail propane, domestic wholesale propane, and foreign wholesale propane segments for the six months ended February 29, 2004 and February 28, 2003 are as follows:

                                           Six months       Five months     Six months
                                            ended             ended          ended
                                          February 29,     February 28,   February 28,
                                             2004             2003            2003
                                          ------------     ------------   -------------
                                                             (Energy
                                                             Transfer     (Predecessor
                                                             Company)        Heritage)
Midstream
  Natural gas MMBtu/d                       946,000          336,000                -
  NGLs bbls/d                                13,800           12,000                -

Transportation
  Natural gas MMBtu/d                       831,000          787,000                -

Propane (gallons in thousands)

Retail Propane                               84,435                -          243,343
Domestic wholesale propane                    1,291                -           10,357
Foreign wholesale Propane (net)              11,876                -           42,553

         The Partnership's midstream natural gas sales volume increased 610,000 MMBtu/d from 336,000 MMBtu/d to 946,000 MMBtu/d for the six months ended February 29, 2004 compared to the five months ended February 28, 2003. The increase in natural gas sales volume is a result of the Partnership's expanded marketing efforts, enhanced relationships with producers and expanded credit facilities with commodity counter-parties which lead to both higher throughput on existing contracts and additional new contracts for natural gas sales volumes.

         Midstream NGL sales volume increased from 12,000 bbls/d to 13,800 bbls/d, an increase of 1,800 bbls/d for over volumes sold in the five months ended February 28, 2003. The greater NGL sales volumes were due to more favorable gas processing margins which provided the Partnership with a better economic benefit from extracting NGLs from the natural gas stream rather than by-passing its processing plants.

         Transportation volume for the six months ended February 29, 2004 was 831,000 MMBtu/d, an increase of 44,000 MMBtu/d from the 787,000 MMBtu/d for the five months ended February 28, 2003. The combination of a widening basis differential between the Waha and Katy natural gas pricing hubs and additional volumes on the west and middle segments of the pipeline system provided producers an incentive to transport increased volumes of natural gas to a more attractive marketplace.

         Total retail propane gallons sold in the six months ended February 29, 2004 were 84.4 million gallons, with no retail propane gallons reflected in the five months ended February 28, 2003. The difference in retail gallons sold is due to the Energy Transfer transaction described above. The Partnership also sold approximately 1.3 million and 11.9 domestic and foreign wholesale gallons, respectively in this six months ended February 29 2004, with no domestic or foreign wholesale gallons reflected for the five months ended February 28 2003. As a comparison, Predecessor Heritage would have reflected pro forma volumes of
256.1 million retail gallons for the six months ended February 29, 2004 and actual volumes of 243.3 million gallons for the six months ended February 28, 2003. Of the 12.8 million gallon increase, 16.8 million gallons are the result of volumes sold by customer service locations added through acquisitions, offset by a decrease of 4.0 million gallons that were weather related. While the Partnership experienced temperatures that were slightly colder in the six months ended February 29, 2004 compared to the same six months last year in its western operations, the Partnership's northern and southern operations were warmer than last year. The southern and northern operations generate the Partnership's highest propane sales. Also, as a comparison, Predecessor Heritage would have reflected a pro forma 6.7 million and 35.2 million domestic and foreign wholesale gallons, respectively for the six months ended February 29, 2004 as compared to actual volumes of 10.4 million and 42.6 million domestic and foreign wholesale gallons for the six months ended February 28, 2003. The 3.7 million gallon decrease in domestic wholesale gallons is primarily the result of the loss of two commercial customers to alternative fuel sources, and the 7.4 million gallon decrease in foreign wholesale volumes is due to an exchange contract that was in effect during the six months ended February 28, 2003, which was not economical to renew during the six months ended February 29, 2004.

         Revenues. Total revenues for the six months ended February 29, 2004 were $1,044.3 million, an increase of $761.9 million, as compared to $282.4 million in the five months ended February 28, 2003. These revenues reflect the full six months of ETC's revenues consolidated with the revenues of Heritage Operating after the ETC Transaction (from January 20, 2004 through February 29,
2004). Had the ETC Transaction occurred at the beginning of the periods presented, total revenue would have been $1,316 million for the six months ended February 29, 2004 as compared to the $701.2 million for the five months ended February 28, 2003.

         The current period's midstream revenues were $871.2 million compared to $274.6 million for the five-month period ended February 28, 2003, an increase of $596.6 million. The Partnership's midstream segment experienced significant growth due to enhanced and matured business relationships with commodity counter-parties. Of the revenue increase of $596.6 million, $573.3 million is due to additional sales volumes, $12.8 million is due to increases in commodity prices and $10.5 million is due to additional fee based revenue along the midstream assets.

         Transportation revenues were $32.1 million for the six months ended February 29, 2004 compared to $7.8 million for the five months ended February 28, 2003. The increase of $24.3 million is in part due to the fact that the transportation segment's revenue for the five months ending February 28, 2003 does not reflect revenue prior to January 2003 as the Oasis pipeline was accounted for under the equity method of accounting prior to this time period. The transportation segment's revenue is sensitive to the natural gas price difference between the Waha and Katy market hubs. The average basis differential was $0.182/MMBtu for the six months ending February 29, 2004 as compared to $0.154/MMBtu for the five months ending February 28, 2003, an increase of $0.028/MMBtu or 18.2%.

         For the six months ended February 29, 2004, the Partnership had domestic retail propane revenues of $122.0 million, U.S. wholesale revenues of $1.3 million, foreign wholesale revenues of $9.2 million, other domestic revenues of $8.2 million and net liquids marketing activities of $0.3 million with no propane revenues reflected in the five months ended February 28, 2003. These revenues reflect only the amounts earned after the ETC Transaction (from January 20, 2004 through February 29, 2004). As a comparison, for the six months ended February 29, 2004, Predecessor Heritage would have reflected retail revenues of $343.5 million as compared to $296.8 million in the six months ended February 28, 2003. Of the $46.7 million increase; $22.5 million is due to the increase in volumes sold by customer service locations added through acquisitions, $29.6 million is due to higher selling prices, offset by a decrease of $5.4 million due to the decrease in weather related volumes described above. Domestic wholesale revenues would have been $5.3 million as compared to $6.7 million for the six months ended February 28, 2003. Of the decrease, $2.9 million is due to the lost commercial customers described above; offset by a $1.5 million increase related to higher selling prices. Foreign wholesale revenues would have been $25.7 million as compared to $24.8 million for the six months ended February 28 2003; due to a $6.3 million increase related to higher selling prices offset by a decrease of $5.4 million due to the decrease in volumes described above. Other domestic revenues would have been $37.2 million compared to $33.9 million for the six months ended February 28, 2003; and net liquids marketing activities would have been $0.9 million as compared to $1.1 million for the six months ended February 28, 2003. This decrease is primarily due to a decrease in the number and volumes of contracts sold offset by more favorable market conditions and positions in the six months ended February 29, 2004 compared to the six months ended February 28, 2003.

         Cost of Products Sold. Total cost of products sold increased to $917.1 million for the six months ended February 29, 2004 as compared to $241.8 million for the five months ended February 28, 2003. These costs of sales reflect the full six months of ETC's cost of sales consolidated with the cost of sales of Heritage Operating after the ETC Transaction (from January 20, 2004 through February 29, 2004). Had the ETC Transaction occurred at the beginning of the periods presented, total cost of sales would have been $1.1 billion for the six months ended February 29, 2004 as compared to the $473.1 million for the five months ended February 28, 2003.

          Midstream cost of sales increased $592.0 million to $830.7 million for the six months ended February 29, 2004 compared to $238.7 million for the five months ended February 28, 2003. Midstream cost of sales increased proportionally with Midstream revenue as our business relationships with commodity counter-parties matured throughout the period. Of the $592.0 million increase, $533.8 million relates to increased purchase volume and $58.2 million relates to increased commodity prices.

         Transportation cost of sales increased $6.7 million to $9.8 million in the six months ended February 29, 2004 compared to $3.1 million in the five months ended February 28, 2003 The transportation segment generally retains a portion of each shipper's gas to compensate for fuel used in operating the pipeline. The actual usage of gas can differ from the amount retained from transportation customers. Cost of sales activity from the transportation segment is typically generated from the sale of excess inventory or the recognition, either positive or negative, of the unaccounted fuel within the pipeline system.

         For the six months ended February 29, 2004, the Partnership had domestic retail propane cost of sales of $65.1 million, U.S. wholesale cost of sales of $1.1 million, foreign wholesale cost of sales of $8.3 million, and other domestic cost of sales of $2.1 million with no propane cost of sales reflected in the five months ended February 28, 2003. These costs reflect only the amounts that were incurred after the ETC Transaction (from January 20, 2004 through February 29, 2004). As a comparison, for the six months ended February 29, 2004, Predecessor Heritage would have reflected retail cost of sales of $186.5 million as compared to $146.5 million in the six months ended February 28, 2003. Of the $40.0 million increase, $9.3 million reflects changes in volumes described above and $30.7 reflects the increase due to higher selling prices. Domestic wholesale cost of sales would have been $4.7 million as compared to $6.1 million for the six months ended February 28, 2003. Of the decrease, $2.6 million is due to volume decreases described above offset by $1.2 million increase due to increased selling prices. Foreign wholesale cost of sales would have been $23.5 million as compared to $23.2 million for the six months ended February 28, 2003. Of the increase, $5.2 million is related to higher selling prices offset by a decrease of $4.9 million due to volume decreases described above. Other cost of sales would have been $10.5 million as compared to $9.6 million for the six months ended February 28, 2003.

         Gross Profit. Total gross profit for the six months ended February 29, 2004 increased by $86.7 million to $127.2 million as compared to $40.5 million for the five months ended February 28, 2003. This gross profit reflects the full six months of ETC's gross profit consolidated with the gross profit of Heritage Operating after the ETC Transaction (from January 20, 2004 through February 29,
2004). Had the ETC Transaction occurred at the beginning of the periods presented, total gross profit would have been $250.3 million for the six months ended February 29, 2004 as compared to the $228.2 million for the five months ended February 28, 2003.

         Midstream gross profit was $40.5 million for the six months ended February 29, 2004, as compared to $35.9 million in the five months ended February 28, 2003. This increase is attributable to the increases in revenues and cost of sales described above.

         Transportation gross profit was $22.3 million for the six months ended February 29, 2004 compared to $4.7 million for the five months ended February 28, 2003. The increase of $17.6 million is attributable to the increases in revenues and cost of sales described above.

         For the six months ended February 29, 2004, the Partnership had domestic retail propane gross profit of $56.9 million, U.S. wholesale gross profit of $0.2 million, foreign wholesale gross profit of $0.9 million, other domestic gross profit of $6.1 million, and a liquids marketing gross profit of $0.3 million with no propane cost of sales reflected in the five months ended February 28, 2003. These gross profits reflect only the amounts earned after the ETC Transaction (from January 20, 2004 through February 29, 2004). As a comparison, for the six months ended February 29, 2004, Predecessor Heritage would have reflected retail gross profit of $157.0 million as compared to $150.3 million in the six months ended February 28, 2003; U.S. wholesale gross profit of $0.6 million as compared to $0.7 million for the six months ended February 28, 2003; foreign wholesale gross profit of $2.2 million as compared to $1.6 million for the six months ended February 28 2003; other gross profit of $26.7 million compared to $24.2 million for the six months ended February 28, 2003, and liquids marketing gross profit of $0.9 million s compared to $1.1 million for the six months ended February 28, 2003.

         Operating Expenses. Operating expenses increased $25.4 million to $32.9 million for the six months ended February 29, 2004 as compared to $7.5 million for the five months ended February 28, 2003. Of the increase, $22.3 million is the result of the ETC Transaction described above. The remaining increase of $3.2 million is due to the effect of reporting for a six-month period as opposed to a five-month period and the consolidation of the Oasis pipeline operating expenses for the full six months ended February 29, 2004 which were only included for the last two of the five months ended February 28, 2003. These operating expenses reflect the full six months of ETC's operating expenses consolidated with the operating expenses of Heritage Operating after the ETC Transaction (from January 20, 2004 through February 29, 2004). Had the ETC Transaction occurred at the beginning of the periods presented, total operating expenses would have been $95.4 million for the six months ended February 29, 2004 as compared to the $87.8 million for the five months ended February 28, 2003.

       Selling, General and Administrative. Selling, general and administrative expenses were $11.3 million for the six months ended February 29, 2004 compared to $5.9 million for the five months ended February 28, 2003. Of this increase is $1.6 million is due to the ETC Transaction described above. These selling, general and administrative expenses reflect the full six months of ETC's selling, general and administrative expenses consolidated with the selling, general and administrative expenses of Heritage Operating after the ETC Transaction (from January 20, 2004 through February 29, 2004). Had the ETC Transaction occurred at the beginning of the periods presented, total selling, general and administrative expenses would have been $21.3 million for the six months ended February 29, 2004 as compared to the $14.4 million for the five months ended February 28, 2003. Selling general and administrative expenses for the five months ending February 28, 2003 does not include expenses from Oasis from October 2002 through December 2002 as Oasis was accounted for under the equity method of accounting during this time period. The impact of the Oasis consolidation in the six months ending February 29, 2004 was an additional $0.6 million in selling, general and administrative expense for the six months ending February 29, 2004 as compared to the five months ending February 28, 2003. The increase is also a reflection of a $1.2 million impact due to a six-month reporting period for the six months ending February 29, 2004 compared to a five-month reporting period for the five months ending February 28, 2003. In addition, ETC's employee incentive expense increased $1.9 million during the six months ending February 29, 2004 as compared to the five months ending February 28, 2003 due to overall improved financial results of ETC. The pro forma increase also includes approximately $4.5 million in transaction costs related to the ETC Transaction.

         Depreciation and Amortization. Depreciation and amortization was $13.6 million for the six months ended February 29, 2004, compared to $4.5 in the five months ended February 28, 2003. Of the increase, $5.1 million is due to the ETC Transaction. The remaining $4.0 million increase is attributable to higher depreciation on stepped up assets and the full consolidation of Oasis during the six months ending February 29, 2004 compared to Oasis's equity method accounting treatment for three out of five months for the five month period ending February 28, 2003, $0.9 million is due to an additional month in the reporting period for the six months ending February 29, 2004 as compared to the five months ending February 28, 2003, and the impact of other asset additions increased the Partnership's depreciation expense by $0.9 million for the six months ending February 29, 2004 as compared to the five months ending February 28, 2003. This depreciation and amortization reflects the full six months of ETC's depreciation and amortization consolidated with the depreciation and amortization of Heritage Operating after the ETC Transaction (from January 20, 2004 through February 29, 2004). Had the ETC Transaction occurred at the beginning of the periods presented, total depreciation and amortization would have been $30.2 million for the six months ended February 29, 2004 as compared to the $25.8 million for the five months ended February 28, 2003.

         Operating Income. For the six months ended February 29, 2004, the Partnership had operating income of $79.6 million for the six months ended February 29, 2004 as compared to operating income of $16.0 million for the five months ended February 28, 2003. This increase is primarily due the ETC Transaction and changes in revenues and expenses described above. This operating income reflects the full six months of ETC's operating income consolidated with the operating income of Heritage Operating after the ETC Transaction (from January 20, 2004 through February 29, 2004). If the ETC Transaction had occurred at the beginning of the periods presented, total operating income would have been $113.6 million for the six months ended February 29, 2004 as compared to $93.5 million for the five months ended February 28, 2003.

         Interest Expense. Interest expense was $12.6 million for the six months ended February 29, 2004 as compared to $5.0 million for the five months ended February 28, 2003. Of the increase, $4.3 million is the result of the ETC Transaction. The remaining $3.3 million increase is primarily the result of an increase in debt level as a result of the ETC transaction and additional debt incurred related to the purchase of the Oasis pipeline on December 27, 2002. This interest expense reflects the full six months of ETC's interest expense consolidated with the interest expense of Heritage Operating after the ETC Transaction (from January 20, 2004 through February 29, 2004). If the ETC Transaction had occurred at the beginning of the periods presented, total interest expense would have been $27.3 million for the six months ended February 29, 2004 as compared to $25.5 million for the five months ended February 28, 2003.

         Income Taxes. Income tax expense was $2.5 million for the six months ended February 29, 2004 compared to $1.0 million for the five months ended February 28, 2003. If the ETC Transaction had occurred at the beginning of the periods presented, total income taxes would have been $4.7 million for the six months ended February 29, 2004 as compared to $6.2 million for the five months ended February 28, 2003.

        Net Income. For the six month period ended February 29, 2004, the Partnership had net income of $64.9 million, an increase of $53.3 million, as compared to a net income for the five months ended February 28, 2003 of $11.6 million. The increase is primarily a result of the ETC Transaction and other operating conditions described above. This net income reflects the full six months of ETC's net income consolidated with the net income of Heritage Operating after the ETC Transaction (from January 20, 2004 through February 29,
2004). If the ETC Transaction had occurred at the beginning of the periods presented, total net income would have been $82.1 million for the six months ended February 29, 2004 as compared to the $61.9 million for the five months ended February 28, 2003.

       EBITDA, as adjusted. EBITDA, as adjusted increased $72.7 million to $93.4 million for the six months ended February 29 2004 as compared to EBITDA, as adjusted of $21.9 million for the five months ended February 28, 2003. This increase is due to the ETC Transaction and operating performance described above. This EBITDA, as adjusted reflects the full six months of ETC's EBITDA, as adjusted consolidated with the EBITDA, as adjusted of Heritage Operating after the ETC Transaction (from January 20, 2004 through February 29, 2004). Predecessor Heritage would have had EBITDA, as adjusted of $92.5 for the six months ended February 29, 2004 compared to EBITDA, as adjusted of $93.8 million for the six months ended February 28, 2003. If the ETC Transaction had occurred at the beginning of the periods presented, total EBITDA, as adjusted would have been $145.6 million for the six months ended February 29, 2004 as compared to the $121.0 million for the five months ended February 28, 2003, which includes the effect of $3.3 million of transaction costs, net of non-cash compensation, which were expensed due to the ETC Transaction. EBITDA, as adjusted is computed as follows:

                                                                                                              Six
                                                                                                             Months
(in millions)                                   Six Months Ended               Five Months Ended             Ended
                                          -----------------------------   ----------------------------    -----------
                                          February 29,     February 29,   February 28,    February 28,    February 28,
                                             2004              2004            2003          2003             2003
                                          ------------     ------------   ------------    ------------    -----------
                                                                             (Energy
                                                                            Transfer                      (Predecessor
                                                           (Pro forma)      Company)      (Pro forma)      Heritage)
NET INCOME RECONCILIATION

Net income                                $       64.9     $       82.1    $       11.6   $       61.9    $      51.3
Depreciation and amortization                     13.6             30.2             4.5           25.8           18.7
Interest                                          12.6             27.3             4.9           25.5           18.6
Taxes                                              2.5              4.7             0.9            6.2            1.3
Non-cash compensation expense                        -              1.2               -            0.6            0.6
Other expense (income)                            (0.2)            (0.2)              -            0.5            2.5
Depreciation, amortization, and
interest of investee                                 -              0.3               -            0.5            0.5
Minority interests                                   -                -               -              -            0.5
Less : Gain on disposal of assets                    -                                -              -           (0.2)
                                         -------------     ------------    ------------   ------------    -----------
EBITDA, as adjusted                      $        93.4     $      145.6    $       21.9   $      121.0    $      93.8
                                         =============     ============    ============   ============    ===========

LIQUIDITY AND CAPITAL RESOURCES

The ability of the Partnership to satisfy its obligations will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond management's control.

Future capital requirements of the Partnership's business will generally consist of:

     - maintenance capital expenditures which include capital expenditures made to connect additional wells to the Partnership's natural gas systems in order to maintain or increase throughput on existing assets;

     - growth capital expenditures, mainly for customer propane tanks to expand and constructing new pipelines, processing plants and treating plants; and

     - acquisition capital expenditures including acquisition of new pipeline systems and propane operations.

The Partnership believes that cash generated from the operations of its businesses will be sufficient to meet anticipated maintenance capital expenditures, which the Partnership anticipates would be approximately $15.5 million on a pro forma basis for fiscal 2004 (if the ETC transaction had happened on September 1, 2003) for the propane operations and $10.0 million for the midstream and transportation operations. The Partnership will and Predecessor Heritage had initially financed all capital requirements by cash flows from operating activities. To the extent the Partnership's future capital requirements exceed cash flows from operating activities:

     - maintenance capital expenditures will be financed by the proceeds of borrowings under the working capital facility of Heritage Operating and the new Energy Transfer credit facility described below, which will be repaid by subsequent season reductions in inventory and accounts receivable:

     - growth capital expenditures will be financed by the proceeds of borrowings under the working capital facility of Heritage Operating and by the new Energy Transfer credit facility; and

     - acquisition capital expenditures will be financed by the proceeds of borrowings under the acquisition facility of Heritage Operating and by the new Energy Transfer credit facility, other lines of credit, long-term debt, the issuance of additional Common Units or a combination thereof.

The assets utilized in the Operating Partnerships do not typically require lengthy manufacturing process time or complicated, high technology components. Accordingly, the Partnership does not have any significant financial commitments for maintenance capital expenditures. In addition, the Partnership does not experience any significant increases attributable to inflation in the cost of these assets.

The Partnership anticipates that it will continue to invest significant amounts of capital to construct and acquire midstream and transportation assets. For example, the Partnership is in the process of constructing the Bossier Pipeline connecting its Katy pipeline in Grimes County to natural gas supplies in east Texas. The Partnership anticipates that the remaining capital expenditures for the Bossier Pipeline will be approximately $34 million. The Bossier Pipeline is expected to complete by mid-2004.

Cash paid for acquisitions of $165.6 million, is the cash paid in the ETC Transaction including $100 million for the purchase of Heritage Holdings, Inc. In addition to the $22.3 million of cash expended for acquisitions of retail propane operations by Predecessor Heritage for the period ended January 19, 2004, $17.9 million of Common Units and $2.4 million of non-competes were issued and $3.8 of liabilities were assumed in connection with certain acquisitions.

Operating Activities. Cash provided by operating activities during the six months ended February 29, 2004, was $69.6 million as compared to cash provided by operating activities of $9.8 million for the five-month period ended February 28, 2003. The net cash provided by operations for the six months ended February 29, 2004 consisted of net income of $64.9 million, non-cash charges of $12.6 million, principally depreciation and amortization, and a decrease in working capital of $7.9 million.

Investing Activities. Cash used in investing activities during the six months ended February 29, 2004 of $210.3 million is comprised of the ETC Transaction acquisition expenditure amount of $165.6 million, which includes $100 million for the purchase of Heritage Holdings, Inc., and $10.3 million invested for maintenance and $34.8 million for growth needed to sustain operations at current levels and for customer propane tanks to support growth of operations. Cash used in investing activities also includes proceeds from the sale of idle property of $0.4 million.

Financing Activities. Cash received from financing activities during the six months ended February 29, 2004 of $198.1 million resulted mainly from the Second Amended and Restated Credit Agreement entered into on January 20, 2004 by La Grange Acquisition in connection with the ETC Transaction. The proceeds of $325.0 were used to retire $226.0 million of debt outstanding at the time of the ETC Transaction, satisfy ETC's accounts payable and other specified liabilities as they became due and fund certain other expenses in connection with the ETC Transaction. The net decrease in Heritage Operating's Bank Facility was $50.3 million since the ETC Transaction. The Partnership raised $334.8 million of net proceeds through the sale of 9,200,000 Common Units at an offering price of $38.69 per unit. The total of the proceeds were used to finance the ETC Transaction and for general partnership purposes. Proceeds from the equity offering and La Grange Acquisition's Second Amended and Restated Credit Agreement funded a total distribution of $196.7 million to La Grange Energy in connection with the terms of the ETC Transaction. The General Partner made a contribution of $15.6 million to maintain their 2% General Partners' interest.

FINANCING AND SOURCES OF LIQUIDITY

Upon consummation of the Energy Transfer Transaction, the Partnership maintains separate credit facilities for each of Heritage Operating and La Grange Acquisition. Each credit facility is secured only by the assets of the operating partnership that it finances, and neither operating partnership nor its subsidiaries will guarantee the debt of the other operating partnership.

Energy Transfer Facilities

La Grange Acquisition has a $325 million Term Loan Facility that matures on January 18, 2008. Interest is paid quarterly and is based on the LIBOR rate plus 3% which was 4.10% at February 29, 2004. The Term Loan Facility is secured by substantially all of the La Grange Acquisition's assets. A $175 million Revolving Credit Facility is available through January 18, 2008. Amounts borrowed under the La Grange Acquisition Credit Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The maximum commitment fee payable on the unused portion of the facility is 0.50%. The facility is fully secured by substantially all of La Grange Acquisition's assets. As of February 29, 2004, there were no amounts outstanding under the Revolving Credit Facility, and $10.9 million in letters of credit outstanding which reduce the amount available for borrowing under the Revolving Credit Facility. Letters of Credit under the Revolving Credit Facility may not exceed $40 million.

Heritage Operating Facilities

Effective December 31, 2003, Heritage Operating entered into the Second Amended and Restated Credit Agreement. A $75 million Senior Revolving Working Capital Facility is available through December 31, 2006. Amounts borrowed under the Working Capital Facility bear interest at a rate based on either a Eurodollar rate, or a prime rate. The amounts outstanding at February 29, 2004 were Eurodollar rate loans. The weighted average interest rate was 2.9738% for the amount outstanding at February 29, 2004. The maximum commitment fee payable on the unused portion of the facility is 0.50%. Heritage Operating must reduce the principal amount of working capital borrowings to $10 million for a period of not less than 30 consecutive days at least one time during each fiscal year. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of Heritage Operating's subsidiaries secure the Senior Revolving Working Capital Facility. As of February 29, 2004, the Senior Revolving Working Capital Facility had a balance outstanding of $65.5 million. A $5 million Letter of Credit issuance is available to Heritage Operating for up to 30 days prior to the maturity date of the Working Capital Facility. Letter of Credit Exposure plus the Working Capital Loan cannot exceed the $75 million maximum Working Capital Facility. Heritage Operating had no outstanding Letters of Credit at February 29, 2004.

A $75 million Senior Revolving Acquisition Facility is available through December 31, 2006, at which time the outstanding amount must be paid in full. Amounts borrowed under the Acquisition Credit Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The amounts outstanding at February 29, 2004 were Eurodollar rate loans. The weighted average interest rate was 2.9738% for the amount outstanding at February 29, 2004. The maximum commitment fee payable on the unused portion of the facility is 0.50%. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of Heritage Operating's subsidiaries secure the Senior Revolving Acquisition Facility. As of February 29, 2004, the Senior Revolving Acquisition Facility had a balance outstanding of $21.2 million.

Cash Distributions

The Partnership will use its cash provided by operating and financing activities from the Operating Partnerships to provide distributions to the Partnership's Unitholders. Under the Partnership Agreement, the Partnership will distribute to its partners within 45 days after the end of each fiscal quarter, an amount equal to all of its Available Cash for such quarter. Available cash generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves established by the General Partner in its reasonable discretion that is necessary or appropriate to provide for future cash requirements. The Partnership's commitment to its Unitholders is to distribute the increase in its cash flow while maintaining prudent reserves for the Partnership's operations. Predecessor Heritage paid all quarterly distributions since its inception in 1996 up to and including the quarterly distribution of $0.65 per unit paid on January 14, 2004. Predecessor Heritage had raised its quarterly distribution over the years from $0.50 per unit in 1996 to $0.65 per unit as of the quarterly distribution paid on January 14, 2004. On March 23, 2004, the Partnership announced that it raised the quarterly distribution to $0.70 per unit (an annualized rate of $2.80) an increase of $0.05 per unit (an annualized increase of $0.20 per unit). The distribution is payable on April 14, 2004 to Unitholders of record as of April 2, 2004. The current distribution includes incentive distributions payable to the General Partner to the extent the quarterly distribution exceeds $0.55 per unit (an annualized rate of $2.20).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Exposure

Heritage Operating has little cash flow exposure due to rate changes for long-term debt obligations. The Heritage Operating had $86.7 million of variable rate debt outstanding as of February 29, 2004 through its Bank Credit Facility described elsewhere in this report. The balance outstanding in the Bank Credit Facility generally fluctuates throughout the year. A theoretical change of 1% in the interest rate on the balance outstanding at February 29, 2004 would result in an approximate $867 thousand change in annual net income. Heritage primarily enters debt obligations to support general corporate purposes including capital expenditures and working capital needs. Heritage Operating's long-term debt instruments were typically issued at fixed interest rates. When these debt obligations mature, Heritage Operating may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt.

La Grange Acquisition is exposed to market risk for changes in interest rates related to its term note. An interest rate swap agreement is used to manage a portion of the exposure to changing interest rates by converting floating rate debt to fixed-rate debt. The interest rate swap has a notional value of $75 million and matures in October 2005. Under the terms of the interest rate swap agreement, Energy Transfer pays a fixed rate of 2.76% and receives three-month LIBOR. Management has elected to designate the swap as a hedge for accounting purposes. The swap had a fair value of $93 and $807 as of February 29, 2004 and August 31, 2003, respectively which is recorded as price risk management assets or liabilities on the balance sheet.

The agreements for each of the Senior Secured Notes, Medium Term Note Program, Senior Secured Promissory Notes, and the Operating Partnerships' bank credit facilities contain customary restrictive covenants applicable to the Operating Partnerships, including limitations on substantial disposition of assets, changes in ownership of the Operating Partnerships, the level of additional indebtedness, and creation of liens. These covenants require the Operating Partnerships to maintain ratios of Consolidated Funded Indebtedness to Consolidated EBITDA (as these terms are similarly defined in the bank credit facilities and the Note Agreements) of not more than, 4.75 to 1 and 4.00 to 1 and Consolidated EBITDA to Consolidated Interest Expense (as these terms are similarly defined in the bank credit facilities and the Note Agreements) of not less than 2.25 to 1 and 2.75 to 1 for Heritage Operating and La Grange Acquisition, respectively. The Consolidated EBITDA used to determine these ratios is calculated in accordance with these debt agreements. For purposes of calculating the ratios under the bank credit facilities and the Note Agreements, Consolidated EBITDA is based upon the Operating Partnerships' EBITDA, as adjusted for the most recent four quarterly periods, and modified to give pro forma effect for acquisitions and divestures made during the test period and is compared to Consolidated Funded Indebtedness as of the test date and the Consolidated Interest Expense for the most recent twelve months. These debt agreements also provide that the Operating Partnerships may declare, make, or incur a liability to make, restricted payments during each fiscal quarter, if:
(a) the amount of such restricted payment, together with all other restricted payments during such quarter, do not exceed Available Cash with respect to the immediately preceding quarter; (b) no default or event of default exists before such restricted payments; and (c) each Operating Partnership's restricted payment is not greater than the product of each Operating Partnership's Percentage of Aggregate Available Cash multiplied by the Aggregate Partner Obligations (as these terms are similarly defined in the bank credit facilities and the Note Agreements). The debt agreements further provide that Heritage Operating's Available Cash is required to reflect a reserve equal to 50% of the interest to be paid on the notes and in addition, in the third, second and first quarters preceding a quarter in which a scheduled principal payment is to be made on the notes, Available Cash is required to reflect a reserve equal to 25%, 50%, and 75%, respectively, of the principal amount to be repaid on such payment dates.

Failure to comply with the various restrictive and affirmative covenants of the Operating Partnerships' bank credit facilities and the Note Agreements could negatively impact the Operating Partnerships' ability to incur additional debt and/or the Partnership's ability to pay distributions. The Operating Partnerships are required to measure these financial tests and covenants quarterly and were in compliance with all requirements, tests, limitations, and covenants related to the Senior Secured Notes, Medium Term Note Program and Senior Secured Promissory Notes, and the bank credit facilities at February 29, 2004.

See Note 5 - "Working Capital Facility and Long-Term Debt" to the Consolidated Financial Statements located elsewhere in this report for further discussion of the long-term classifications and the maturity dates and interest rates related to long-term debt.

Commodity Price Risk

Commodity price risk arises from the risk of price changes in the propane inventory that Heritage Operating buys and sells. The market price of propane is often subject to volatile changes as a result of market conditions over which management will have no control. In the past, price changes had generally been passed along to Predecessor Heritage's customers to maintain gross margins, mitigating the commodity price risk. In order to help ensure that adequate supply sources are available to Heritage Operating during periods of high demand, Heritage Operating will and Predecessor Heritage did, from time to time, purchase significant volumes of propane during periods of low demand, which generally occur during the summer months, at the then current market price, for storage both at its customer service centers and in major storage facilities, and for future delivery.

Energy Transfer's primary market risk is commodity price risk in its inventory and exchange positions, forward physical contracts and commodity derivative positions.

Energy Transfer's inventory and exchange position is generally not material and the imbalances turn over monthly. Inventory imbalances generally arise when actual volumes delivered differ from nominated amounts or due to other timing differences. Energy Transfer attempts to balance its purchases and sales each month to prevent inventory imbalances from occurring and if necessary attempts to clear any imbalance that arises in the following month. As a result, the volumes involved are generally not significant and turn over quickly. Because Energy Transfer believes that the cost approximates the market value at the end of each month, Energy Transfer has adopted a policy of valuing inventory and imbalances at market value at the end of each month.

Market and Credit Risk

Heritage Operating will also attempt to minimize the effects of market price fluctuations for its propane supply by entering into certain financial contracts. In order to manage a portion of its propane price market risk, Heritage Operating may use and Predecessor Heritage used, contracts for the forward purchase of propane, propane fixed-price supply agreements, and derivative commodity instruments such as price swap and option contracts. Swap instruments are a contractual agreement to exchange obligations of money between the buyer and seller of the instruments as propane volumes during the pricing period are purchased. Swaps are tied to a fixed price bid by the buyer and a floating price determination for the seller based on certain indices at the end of the relevant trading period. Call options would give the Heritage Operating the right, but not the obligation, to buy a specified number of gallons of propane at a specified price at any time until a specified expiration date. Heritage Operating may enter and Predecessor Heritage did enter into these financial instruments to hedge pricing on the projected propane volumes to be purchased during each of the one-month periods during the projected heating season.

At February 29,2004, Heritage Operating had no outstanding propane hedges. Heritage Operating will continue to monitor propane prices and may enter into propane hedges in the future. Inherent in the portfolio from Resources liquids marketing activities are certain business risks, including market risk and credit risk. Market risk is the risk that the value of the portfolio will change, either favorably or unfavorably, in response to changing market conditions. Credit risk is the risk of loss from nonperformance by suppliers, customers, or financial counter parties to a contract. Management takes an active role in managing and controlling market and credit risk and has established control procedures, which are reviewed on an ongoing basis. Management monitors market risk through a variety of techniques, including routine reporting to senior management. Heritage Operating attempts to minimize credit risk exposure through credit policies and periodic monitoring procedures, as did Predecessor Heritage.

Energy Transfer enters into forward physical commitments as a convenience to its customers or to take advantage of market opportunities. Energy Transfer generally attempts to mitigate any market exposure to its forward commitments by either entering into offsetting forward commitments or financial derivative positions. Energy Transfer enters into commodity derivative contracts to manage its exposure to commodity prices for both natural gas and NGLs. Energy Transfer is diligent in attempting to ensure that it issues credit only to credit-worthy counterparties. However, its purchase and resale of gas exposes Energy Transfer to significant credit risk because the margin on any sale is generally a very small percentage of the total sales price. Therefore, a credit loss can be very large relative to Energy Transfer's overall profitability. Historically, Energy Transfer's credit losses have not been significant.

All derivatives that are designated and documented as hedges are presented as other comprehensive income until the settlement month. At the end of the settlement month, any gain or loss previously recorded in other comprehensive income is recognized in the income statement. Gains or losses on derivatives not designated as hedges are recognized in the month in which they occur. The Partnership's derivative instruments were as follows at February 29, 2004:

                                                          Notional
                                                           Volume                         Fair
                                          Commodity        MMBTU         Maturity         Value
                                          ---------      -----------     --------      ----------
Basis Swaps IFERC/Nymex                      Gas          45,685,000       2004        $   (2,538)
Basis Swaps IFERC/Nymex                      Gas          57,637,500       2004             3,563
                                                                                       ----------
                                                                                       $    1,025

Swing Swaps IFERC                            Gas
Swing Swaps IFERC                            Gas         102,035,000     2004-2005     $   (2,334)
                                                          64,340,000     2004-2005          2,057
                                                                                       ----------
                                                                                       $     (277)

Futures Nymex                                Gas           3,525,000     2004-2005     $     (232)
Futures Nymex                                Gas         145,222,507     2004-2005          1,691
                                                                                       ----------
                                                                                       $    1,459

Estimates related to the Partnership's gas marketing activities are sensitive to uncertainty and volatility inherent in the energy commodities markets and actual results could differ from these estimates. The Partnership believes it is protected from the volatility in the energy commodities markets because it does not have unbalanced positions. Long-term physical contracts are tied to index prices. System gas, which is also tied to index prices, will provide the gas required by the Partnership's long-term physical contracts. When third-party gas is required to supply long-term contracts, a hedge is put in place to protect the margin on the contract. Financial contracts, which are not tied to physical delivery, will be offset with financial contracts to balance the Partnership's positions.

The following represents gain (loss) on derivative activity:

                                          Three Months     Three Months   Six Months      Five Months
                                              Ended            Ended         Ended            Ended
                                          February 29,     February 28,   February 29,    February 28,
                                              2004             2003           2004            2003
                                          ------------     ------------   ------------    ------------
                                                             (Energy                        (Energy
                                                             Transfer                       Transfer
(in thousands)                                               Company)                       Company)
Realized and unrealized gain (loss)
   on derivative activities recognized
   in earnings                              $ (7,168)         $ 4,828       $(10,202)       $  6,693
Realized gain (loss) on interest rate
   swap included in interest expense        $   (623)         $  (242)      $ (1,061)       $   (350)

ITEM 4. CONTROLS AND PROCEDURES

The Partnership maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. An evaluation was performed under the supervision and with the participation of the Partnership's management, including the Chief Executive Officers of the General Partner of the Partnership, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based upon that evaluation, management, including the Chief Executive Officers of the General Partner of the Partnership, concluded that the Partnership's disclosure controls and procedures were adequate and effective as of February 29, 2004. There have been no change in the Partnership's internal controls over financial reporting (as defined in Rule 13(a) - 15 or Rule 15d - 15(f) of the Exchange Act) or in other factors during the Partnership's fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Partnership's internal controls over financial reporting, and there have been no corrective actions with respect to significant deficiencies and material weaknesses in our internal controls.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 20, 2004, the Partnership issued 9,200,000 Common Units, with a net value of $334.8 million in an underwritten public offering at a public offering price of $38.69 per unit. This sale included the exercise of the underwriters' over-allotment option to purchase an additional 1,200,000 Common Units. The proceeds of the units were used for the ETC transaction and for general partnership purposes.

In connection with the ETC Transaction on January 20, 2004, the Partnership issued 4,419,177 Common Units, 7,721,452 Class D Units, and 3,742,515 Special Units to La Grange Energy, L.P. All of the foregoing Units were not registered with the Securities and Exchange Commission under the Securities Act of 1933 by virtue of an exemption under Section 4(2) thereof.

As a result of the ETC Transaction, on January 20, 2004, the Partnership issued 21,600 Common Units to employees that had previously received awards under the terms of the Partnership's Restricted Unit Plan and 150,018 Common Units to executive officers under the terms of the Partnership's Long-Term Incentive Compensation Plan. All of the foregoing Units were not registered with the Securities and Exchange Commission under the Securities Act of 1933 by virtue of an exemption under Section 4(2) thereof.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

         Exhibit
         Number                                          Description
         -------           ---------------------------------------------------------------------------
(1)      3.1               Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(10)     3.1.1             Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of
                           Heritage Propane Partners, L.P.

(16)     3.1.2             Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of
                           Heritage Propane Partners, L.P.

(19)     3.1.3             Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of
                           Heritage Propane Partners, L.P.

(19)     3.1.4             Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of
                           Heritage Propane Partners, L.P.

*        3.1.5             Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of
                           Heritage Propane Partners, L.P.

*        3.1.6             Amendment No. 6 to Amended and Restated Agreement of Limited Partnership of
                           Heritage Propane Partners, L.P.

(1)      3.2               Agreement of Limited Partnership of Heritage Operating, L.P.

(12)     3.2.1             Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of
                           Heritage Operating, L.P.

         Exhibit
         Number                                                Description
         -------           ------------------------------------------------------------------------------------
(19)     3.2.2             Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage
                           Operating, L.P.

*        3.2.3             Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Heritage
                           Operating, L.P.

*        3.3               Amended Certificate of Limited Partnership of Energy Transfer Partners, L.P.

(18)     3.4               Amended Certificate of Limited Partnership of Heritage Operating, L.P.

(20)     4.1               Registration Rights Agreement for Limited Partner Interests of Heritage Propane
                           Partners, L.P.

*        4.2               Unitholder Rights Agreement dated January 20, 2004 among Heritage Propane Partners,
                           L.P., Heritage Holdings, Inc., TAAP LP and La Grange Energy, L.P.

(1)      10.2              Form of Note Purchase Agreement (June 25, 1996)

(3)      10.2.1            Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996

(4)      10.2.2            Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997

(6)      10.2.3            Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998

(8)      10.2.4            Second Amendment Agreement dated September 1, 1999 to June 25, 1996 Note Purchase
                           Agreement

(11)     10.2.5            Third Amendment Agreement dated May 31, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997 Note Purchase Agreement

(10)     10.2.6            Fourth Amendment Agreement dated August 10, 2000 to June 25, 1996 Note Purchase
                           Agreement and November 19, 1997 Note Purchase Agreement

(13)     10.2.7            Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note
                           Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000
                           Note Purchase Agreement

*        10.2.8            Sixth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note
                           Purchase Agreement, November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

(1)      10.3              Form of Contribution, Conveyance and Assumption Agreement among Heritage Holdings,
                           Inc., Heritage Propane Partners, L.P. and Heritage Operating, L.P.

(1)  **  10.6              Restricted Unit Plan

(4)  **  10.6.1            Amendment of Restricted Unit Plan dated as of October 17, 1996

(12) **  10.6.2            Amended and Restated Restricted Unit Plan dated as of August 10, 2000

(18)**   10.6.3            Second Amended and Restated Restricted Unit Plan dated as of February 4, 2002

(12) **  10.8              Employment Agreement for R. C. Mills dated as of August 10, 2000

         Exhibit
          Number                                                  Description
         -------           ------------------------------------------------------------------------------------
(18)     10.8.1            Consent to Assignment of Employment Agreement for R.C. Mills dated February 3, 2002

*        10.8.2            Termination of Employment Agreement for R. C. Mills dated as of August 10, 2000

(12)**   10.10             Employment Agreement for H. Michael Krimbill dated as of August 10, 2000

(18)     10.10.1           Consent to Assignment of Employment Agreement for H. Michael Krimbill dated February
                           3, 2002

*        10.10.2           Termination of Employment Agreement for H. Michael Krimbill dated as of August 10,
                           2000

(12)**   10.11             Employment Agreement for Bradley K. Atkinson dated as of August 10, 2000

(18)     10.11.1           Consent to Assignment of Employment Agreement for Bradley K. Atkinson dated
                           February 3, 2002

*        10.11.2           Termination of Employment Agreement for Bradley K. Atkinson dated as of August 10,
                           2000

(7)      10.12             First Amended and Restated Revolving Credit Agreement between Heritage Service Corp.
                           and Banks Dated May 31, 1999

(16)     10.12.1           First Amendment to First Amended and Restated Revolving Credit Agreement, dated
                           October 15, 1999

(16)     10.12.2           Second Amendment to First Amended and Restated Revolving Credit Agreement, dated
                           August 10, 2000

(16)     10.12.3           Third Amendment to First Amended and Restated Revolving Credit Agreement, dated
                           December 28, 2000

(16)     10.12.4           Fourth Amendment to First Amended and Restated Revolving Credit Agreement, dated
                           July 16, 2001

(12)**   10.13             Employment Agreement for Mark A. Darr dated as of August 10, 2000

 (18)    10.13.1           Consent to Assignment of Employment Agreement for Mark A. Darr dated February 3,
                           2002

*        10.13.2           Termination of Employment Agreement for Mark A. Darr dated as of August 10, 2000

(12)**   10.14             Employment Agreement for Thomas H. Rose dated as of August 10, 2000

(18)     10.14.1           Consent to Assignment of Employment Agreement for Thomas H. Rose dated February 3,
                           2002

*        10.14.2           Termination of Employment Agreement for Thomas H. Rose dated as of August 10, 2000

(12)**   10.15             Employment Agreement for Curtis L. Weishahn dated as of August 10, 2000

(18)     10.15.1           Consent to Assignment of Employment Agreement for Curtis L. Weishahn dated February
                           3, 2002

*        10.15.2           Termination of Employment Agreement for Curtis L. Weishahn dated as of August 10,
                           2000

         Exhibit
         Number                                                   Description
         -------           ------------------------------------------------------------------------------------
(5)      10.16             Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1           Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement

(8)      10.16.2           Second Amendment Agreement dated September 1, 1999 to November 19, 1997 Note
                           Purchase Agreement and June 25, 1996 Note Purchase Agreement

(9)      10.16.3           Third Amendment Agreement dated May 31, 2000 to November 19, 1997 Note Purchase
                           Agreement and June 25, 1996 Note Purchase Agreement

(10)     10.16.4           Fourth Amendment Agreement dated August 10, 2000 to November 19, 1997 Note Purchase
                           Agreement and June 25, 1996 Note Purchase Agreement

(13)     10.16.5           Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note
                           Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000
                           Note Purchase Agreement

(26)     10.16.6           Sixth Amendment Agreement dated as of November 18, 2003 to June 25, 1996 Note
                           Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000
                           Note Purchase Agreement

(10)     10.17             Contribution Agreement dated June 15, 2000 among U.S. Propane, L.P., Heritage
                           Operating, L.P. and Heritage Propane Partners, L.P.

(10)     10.17.1           Amendment dated August 10, 2000 to June 15, 2000 Contribution Agreement

(10)    10.18              Subscription Agreement dated June 15, 2000 between Heritage Propane Partners, L.P.
                           and individual investors

(10)     10.18.1           Amendment dated August 10, 2000 to June 15, 2000 Subscription Agreement

(16)     10.18.2           Amendment Agreement dated January 3, 2001 to the June 15, 2000 Subscription Agreement.

(17)     10.18.3           Amendment Agreement dated October 5, 2001 to the June 15, 2000 Subscription Agreement.

 (10)    10.19             Note Purchase Agreement dated as of August 10, 2000

(13)     10.19.1           Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note
                           Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000
                           Note Purchase Agreement

(14)     10.19.2           First Supplemental Note Purchase Agreement dated as of May 24, 2001 to the
                           August 10, 2000 Note Purchase Agreement

(26)     10.19.3           Sixth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note
                           Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000
                           Note Purchase Agreement

(15)     10.20             Stock Purchase Agreement dated as of July 5, 2001 among the shareholders of
                           ProFlame, Inc. and Heritage Holdings, Inc.

(15)     10.21             Stock Purchase Agreement dated as of July 5, 2001 among the shareholders of
                           Coast Liquid Gas, Inc. and Heritage Holdings, Inc.

         Exhibit
         Number                                                  Description
         -------           ------------------------------------------------------------------------------------
(15)     10.22             Agreement and Plan of Merger dated as of July 5, 2001 among California Western Gas
                           Company, the Majority Stockholders of California Western Gas Company signatories thereto, Heritage Holdings, Inc. and California Western Merger Corp.

(15)     10.23             Agreement and Plan of Merger dated as of July 5, 2001 among Growth Properties, the Majority Shareholders signatories thereto, Heritage Holdings, Inc. and Growth
                           Properties Merger Corp.

(15)     10.24             Asset Purchase Agreement dated as of July 5, 2001 among L.P.G. Associates, the
                           Shareholders of L.P.G. Associates and Heritage Operating, L.P.

(15)     10.25             Asset Purchase Agreement dated as of July 5, 2001 among WMJB, Inc., the
                           Shareholders of WMJB, Inc. and Heritage Operating, L.P.

(15)     10.25.1           Amendment to Asset Purchase Agreement dated as of July 5, 2001 among WMJB, Inc., the Shareholders of WMJB, Inc. and Heritage Operating, L.P.

(18)     10.26             Assignment, Conveyance and Assumption Agreement between U.S. Propane, L.P. and
                           Heritage Holdings, Inc., as the former General Partner of Heritage Propane Partners,
                           L.P. dated as of February 4, 2002

(18)     10.27             Assignment, Conveyance and Assumption Agreement between U.S. Propane, L.P. and
                           Heritage Holdings, Inc., as the former General Partner of Heritage Operating, L.P., dated as of February 4, 2002

(22)    10.28              Assignment for Contribution of Assets in Exchange for Partnership Interest dated
                           December 9, 2002 amount V-1 Oil Co., the shareholders of V-1 Oil Co., Heritage Propane
                           Partners, L.P. and Heritage Operating, L.P.

(23)**   10.29             Employment Agreement for Michael L. Greenwood dated as of July 1, 2002

*        10.29.1           Termination of Employment Agreement for Michael L. Greenwood dated as of July 1, 2002

(24)     10.30             Acquisition Agreement dated November 6, 2003 among the owners of U.S. Propane, L.P.
                           and U.S. Propane, L.L.C. and La Grange Energy, L.P.

(24)     10.31             Contribution Agreement dated November 6, 2003 among La Grange Energy, L.P. and
                           Heritage Propane Partners, L.P. and U.S. Propane, L.P.

(25)     10.31.1           Amendment No. 1 dated December 7, 2003 to Contribution Agreement dated November 6,
                           2003 among La Grange Energy, L.P. and Heritage Propane Partners, L.P. and U.S.
                           Propane, L.P.

(24)     10.32             Stock Purchase Agreement dated November 6, 2003 among the owners of Heritage Holdings,
                           Inc. and Heritage Propane Partners, L.P.

(*)      10.33             Second Amended and Restated Credit Agreement among Heritage Operating, L.P. and the
                           Banks dated December 31, 2003

(*)      10.34             Second Amended and Restated Credit Agreement among La Grange Acquisition, L.P. and Banks dated January 20, 2004

(21)     21.1              List of Subsidiaries

         Exhibit
         Number                                                    Description
         -------           -----------------------------------------------------------------------------------
(*)      31.1              Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
                           Act of 2002.

(*)      31.2              Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
                           Act of 2002.

(*)      32.1              Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)      32.2              Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350,
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

(24) Incorporated by reference to the same numbered Exhibit to Registrant's Form 10-K for the year ended August 31, 2003

(25) Incorporated by reference to the same numbered Exhibit to Registrant's Form 10-Q for the quarter ended November 30, 2003).

(26)     Filed as Exhibit 10.2.8 herewith

(*)      Filed herewith.

(**)     Denotes a management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K

         The Partnership filed five reports on Form 8-K during the three months ended February 28, 2003:

         Form 8-K dated December 10, 2003, was filed to provide the press release dated December 4, 2003 announcing the Partnership's receipt of consents and approvals from lenders, required to be obtained prior to the ETC Transaction.

         Form 8-K filed December 17, 2003 to provide additional information regarding the ETC Transaction, including information relating to the terms of the transaction, information relating to the business of Energy Transfer, historical financial information relating to Energy Transfer and related entities and pro forma financial statements. This information was filed in order to update the Partnership's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on November 17, 1997 (Registration No. 333-40407) pursuant to which the Partnership issues common units from time to time in connection with acquisitions.

         Form 8-K/A was filed January 21, 2004 announcing the closing of the ETC Transaction and to provide unaudited pro forma combined financial statements of Heritage which give pro forma effect to the ETC transaction as if the transaction had occurred on August 31, 2003.

         Form 8-K dated January 28, 2004 was filed to provide the press release announcing that the underwriters in the Partnership's January 20, 2004 equity offering had exercised their over-allotment option and purchased an additional 1,200,000 Common Units.

         Form 8-K filed on February 4, 2004 reporting a change in the registrant's independent auditor that resulted from the ETC Transaction. At the date of the ETC Transaction, Ernst & Young LLP was the independent auditor for Energy Transfer Company, and Grant Thornton LLP was the independent auditor for the Partnership. On February 3, 2004, the Partnership's Audit Committee dismissed Ernst & Young LLP and appointed Grant Thornton LLP to serve as the Registrant's independent auditors for the current fiscal year ending August 31, 2004.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ENERGY TRANSFER PARTNERS, L.P.

                                 By: U.S. Propane, L.P.., General Partner

                                 By: U.S. Propane, L.L.C., General Partner

Date: April 14, 2004             By: /s/ H. Michael Krimbill
                                     -------------------------------------
                                         H. Michael Krimbill
                                         (President and officer duly authorized
                                         to sign on behalf of the registrant)

                               INDEX TO EXHIBITS

         Exhibit
         Number                                          Description
         -------           ---------------------------------------------------------------------------
(1)      3.1               Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(10)     3.1.1             Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of
                           Heritage Propane Partners, L.P.

(16)     3.1.2             Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of
                           Heritage Propane Partners, L.P.

(19)     3.1.3             Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of
                           Heritage Propane Partners, L.P.

(19)     3.1.4             Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of
                           Heritage Propane Partners, L.P.

*        3.1.5             Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of
                           Heritage Propane Partners, L.P.

*        3.1.6             Amendment No. 6 to Amended and Restated Agreement of Limited Partnership of
                           Heritage Propane Partners, L.P.

(1)      3.2               Agreement of Limited Partnership of Heritage Operating, L.P.

(12)     3.2.1             Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of
                           Heritage Operating, L.P.

         Exhibit
         Number                                                Description
         -------           ------------------------------------------------------------------------------------
(19)     3.2.2             Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage
                           Operating, L.P.

*        3.2.3             Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Heritage
                           Operating, L.P.

*        3.3               Amended Certificate of Limited Partnership of Energy Transfer Partners, L.P.

(18)     3.4               Amended Certificate of Limited Partnership of Heritage Operating, L.P.

(20)     4.1               Registration Rights Agreement for Limited Partner Interests of Heritage Propane
                           Partners, L.P.

*        4.2               Unitholder Rights Agreement dated January 20, 2004 among Heritage Propane Partners,
                           L.P., Heritage Holdings, Inc., TAAP LP and La Grange Energy, L.P.

(1)      10.2              Form of Note Purchase Agreement (June 25, 1996)

(3)      10.2.1            Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996

(4)      10.2.2            Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997

(6)      10.2.3            Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998

(8)      10.2.4            Second Amendment Agreement dated September 1, 1999 to June 25, 1996 Note Purchase
                           Agreement

(11)     10.2.5            Third Amendment Agreement dated May 31, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997 Note Purchase Agreement

(10)     10.2.6            Fourth Amendment Agreement dated August 10, 2000 to June 25, 1996 Note Purchase
                           Agreement and November 19, 1997 Note Purchase Agreement

(13)     10.2.7            Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note
                           Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000
                           Note Purchase Agreement

*        10.2.8            Sixth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note
                           Purchase Agreement, November 19, 1997 Note Purchase Agreement and August
                           10, 2000 Note Purchase Agreement

(1)      10.3              Form of Contribution, Conveyance and Assumption Agreement among Heritage Holdings,
                           Inc., Heritage Propane Partners, L.P. and Heritage Operating, L.P.

(1)  **  10.6              Restricted Unit Plan

(4)  **  10.6.1            Amendment of Restricted Unit Plan dated as of October 17, 1996

(12) **  10.6.2            Amended and Restated Restricted Unit Plan dated as of August 10, 2000

(18)**   10.6.3            Second Amended and Restated Restricted Unit Plan dated as of February 4, 2002

(12) **  10.8              Employment Agreement for R. C. Mills dated as of August 10, 2000

         Exhibit
          Number                                                  Description
         -------           ------------------------------------------------------------------------------------
(18)     10.8.1            Consent to Assignment of Employment Agreement for R.C. Mills dated February 3, 2002

*        10.8.2            Termination of Employment Agreement for R. C. Mills dated as of August 10, 2000

(12)**   10.10             Employment Agreement for H. Michael Krimbill dated as of August 10, 2000

(18)     10.10.1           Consent to Assignment of Employment Agreement for H. Michael Krimbill dated February
                           3, 2002

*        10.10.2           Termination of Employment Agreement for H. Michael Krimbill dated as of August 10,
                           2000

(12)**   10.11             Employment Agreement for Bradley K. Atkinson dated as of August 10, 2000

(18)     10.11.1           Consent to Assignment of Employment Agreement for Bradley K. Atkinson dated
                           February 3, 2002

*        10.11.2           Termination of Employment Agreement for Bradley K. Atkinson dated as of August 10,
                           2000

(7)      10.12             First Amended and Restated Revolving Credit Agreement between Heritage Service Corp.
                           and Banks Dated May 31, 1999

(16)     10.12.1           First Amendment to First Amended and Restated Revolving Credit Agreement, dated
                           October 15, 1999

(16)     10.12.2           Second Amendment to First Amended and Restated Revolving Credit Agreement, dated
                           August 10, 2000

(16)     10.12.3           Third Amendment to First Amended and Restated Revolving Credit Agreement, dated
                           December 28, 2000

(16)     10.12.4           Fourth Amendment to First Amended and Restated Revolving Credit Agreement, dated
                           July 16, 2001

(12)**   10.13             Employment Agreement for Mark A. Darr dated as of August 10, 2000

 (18)    10.13.1           Consent to Assignment of Employment Agreement for Mark A. Darr dated February 3,
                           2002

*        10.13.2           Termination of Employment Agreement for Mark A. Darr dated as of August 10, 2000

(12)**   10.14             Employment Agreement for Thomas H. Rose dated as of August 10, 2000

(18)     10.14.1           Consent to Assignment of Employment Agreement for Thomas H. Rose dated February 3,
                           2002

*        10.14.2           Termination of Employment Agreement for Thomas H. Rose dated as of August 10, 2000

(12)**   10.15             Employment Agreement for Curtis L. Weishahn dated as of August 10, 2000

(18)     10.15.1           Consent to Assignment of Employment Agreement for Curtis L. Weishahn dated February
                           3, 2002

*        10.15.2           Termination of Employment Agreement for Curtis L. Weishahn dated as of August 10,
                           2000

         Exhibit
         Number                                                   Description
         -------           ------------------------------------------------------------------------------------
(5)      10.16             Note Purchase Agreement dated as of November 19, 1997

(6)      10.16.1           Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement

(8)      10.16.2           Second Amendment Agreement dated September 1, 1999 to November 19, 1997 Note
                           Purchase Agreement and June 25, 1996 Note Purchase Agreement

(9)      10.16.3           Third Amendment Agreement dated May 31, 2000 to November 19, 1997 Note Purchase
                           Agreement and June 25, 1996 Note Purchase Agreement

(10)     10.16.4           Fourth Amendment Agreement dated August 10, 2000 to November 19, 1997 Note Purchase
                           Agreement and June 25, 1996 Note Purchase Agreement

(13)     10.16.5           Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note
                           Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000
                           Note Purchase Agreement

(26)     10.16.6           Sixth Amendment Agreement dated as of November 18, 2003 to June 25, 1996 Note
                           Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000
                           Note Purchase Agreement

(10)     10.17             Contribution Agreement dated June 15, 2000 among U.S. Propane, L.P., Heritage
                           Operating, L.P. and Heritage Propane Partners, L.P.

(10)     10.17.1           Amendment dated August 10, 2000 to June 15, 2000 Contribution Agreement

(10)     10.18             Subscription Agreement dated June 15, 2000 between Heritage Propane Partners, L.P.
                           and individual investors

(10)     10.18.1           Amendment dated August 10, 2000 to June 15, 2000 Subscription Agreement

(16)     10.18.2           Amendment Agreement dated January 3, 2001 to the June 15, 2000 Subscription Agreement.

(17)     10.18.3           Amendment Agreement dated October 5, 2001 to the June 15, 2000 Subscription Agreement.

 (10)    10.19             Note Purchase Agreement dated as of August 10, 2000

(13)     10.19.1           Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note
                           Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000
                           Note Purchase Agreement

(14)     10.19.2           First Supplemental Note Purchase Agreement dated as of May 24, 2001 to the
                           August 10, 2000 Note Purchase Agreement

(26)     10.19.3           Sixth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note
                           Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000
                           Note Purchase Agreement

(15)     10.20             Stock Purchase Agreement dated as of July 5, 2001 among the shareholders of
                           ProFlame, Inc. and Heritage Holdings, Inc.

(15)     10.21             Stock Purchase Agreement dated as of July 5, 2001 among the shareholders of
                           Coast Liquid Gas, Inc. and Heritage Holdings, Inc.

         Exhibit
         Number                                                  Description
         -------           ------------------------------------------------------------------------------------
(15)     10.22             Agreement and Plan of Merger dated as of July 5, 2001 among California Western Gas
                           Company, the Majority Stockholders of California Western Gas Company signatories thereto, Heritage Holdings, Inc. and California Western Merger Corp.

(15)     10.23             Agreement and Plan of Merger dated as of July 5, 2001 among Growth Properties, the Majority Shareholders signatories thereto, Heritage Holdings, Inc. and Growth
                           Properties Merger Corp.

(15)     10.24             Asset Purchase Agreement dated as of July 5, 2001 among L.P.G. Associates, the
                           Shareholders of L.P.G. Associates and Heritage Operating, L.P.

(15)     10.25             Asset Purchase Agreement dated as of July 5, 2001 among WMJB, Inc., the
                           Shareholders of WMJB, Inc. and Heritage Operating, L.P.

(15)     10.25.1           Amendment to Asset Purchase Agreement dated as of July 5, 2001 among WMJB, Inc., the Shareholders of WMJB, Inc. and Heritage Operating, L.P.

(18)     10.26             Assignment, Conveyance and Assumption Agreement between U.S. Propane, L.P. and
                           Heritage Holdings, Inc., as the former General Partner of Heritage Propane Partners,
                           L.P. dated as of February 4, 2002

(18)     10.27             Assignment, Conveyance and Assumption Agreement between U.S. Propane, L.P. and
                           Heritage Holdings, Inc., as the former General Partner of Heritage Operating, L.P., dated as of February 4, 2002

(22)     10.28             Assignment for Contribution of Assets in Exchange for Partnership Interest dated
                           December 9, 2002 amount V-1 Oil Co., the shareholders of V-1 Oil Co., Heritage Propane
                           Partners, L.P. and Heritage Operating, L.P.

(23)**   10.29             Employment Agreement for Michael L. Greenwood dated as of July 1, 2002

*        10.29.1           Termination of Employment Agreement for Michael L. Greenwood dated as of July 1, 2002

(24)     10.30             Acquisition Agreement dated November 6, 2003 among the owners of U.S. Propane, L.P.
                           and U.S. Propane, L.L.C. and La Grange Energy, L.P.

(24)     10.31             Contribution Agreement dated November 6, 2003 among La Grange Energy, L.P. and
                           Heritage Propane Partners, L.P. and U.S. Propane, L.P.

(25)     10.31.1           Amendment No. 1 dated December 7, 2003 to Contribution Agreement dated November 6,
                           2003 among La Grange Energy, L.P. and Heritage Propane Partners, L.P. and U.S.
                           Propane, L.P.

(24)     10.32             Stock Purchase Agreement dated November 6, 2003 among the owners of Heritage Holdings,
                           Inc. and Heritage Propane Partners, L.P.

(*)      10.33             Second Amended and Restated Credit Agreement among Heritage Operating, L.P. and the
                           Banks dated December 31, 2003

(*)      10.34             Second Amended and Restated Credit Agreement among La Grange Acquisition, L.P. and Banks dated January 20, 2004

(21)     21.1              List of Subsidiaries

         Exhibit
         Number                                                    Description
         -------           -----------------------------------------------------------------------------------
(*)      31.1              Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley
                           Act of 2002.

(*)      31.2              Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley
                           Act of 2002.

(*)      32.1              Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)      32.2              Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350,
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

(24) Incorporated by reference to the same numbered Exhibit to Registrant's Form 10-K for the year ended August 31, 2003

(25) Incorporated by reference to the same numbered Exhibit to Registrant's Form 10-Q for the quarter ended November 30, 2003).

(26)     Filed as Exhibit 10.2.8 herewith

(*)      Filed herewith.

(**)     Denotes a management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K

         The Partnership filed five reports on Form 8-K during the three months ended February 28, 2003:

         Form 8-K dated December 10, 2003, was filed to provide the press release dated December 4, 2003 announcing the Partnership's receipt of consents and approvals from lenders, required to be obtained prior to the ETC Transaction.

         Form 8-K filed December 17, 2003 to provide additional information regarding the ETC Transaction, including information relating to the terms of the transaction, information relating to the business of Energy Transfer, historical financial information relating to Energy Transfer and related entities and pro forma financial statements. This information was filed in order to update the Partnership's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on November 17, 1997 (Registration No. 333-40407) pursuant to which the Partnership issues common units from time to time in connection with acquisitions.

         Form 8-K/A was filed January 21, 2004 announcing the closing of the ETC Transaction and to provide unaudited pro forma combined financial statements of Heritage which give pro forma effect to the ETC transaction as if the transaction had occurred on August 31, 2003.