Form 10-K/A
period 2005-08-31
Energy Transfer Partners, L.P.
filed 2005-12-12
CIK 1012569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

At November 11, 2005, the registrant had units outstanding as follows:

Energy Transfer Partners, L.P.             106,894,514 Common Units

Documents Incorporated by Reference: None

We are filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend and supplement our Annual Report on Form 10-K for the fiscal year ended August 31, 2005, originally filed on November 14, 2005 (the “Form 10-K”). This Amendment is filed to provide the separate consolidated financial statements of our wholly-owned subsidiary, HPL Consolidation LP and its subsidiaries, included herein as Exhibit 99.3 in accordance with Rule 3-10 of Regulation S-X and to provide related consents of Independent Registered Public Accounting Firms included herein as Exhibits 23.1 and 23.2. HPL Consolidation LP became a wholly-owned subsidiary effective November 10, 2005. This Amendment does not reflect events occurring after November 14, 2005, or modify or update those disclosures that may have been affected by subsequent events. In addition, certifications from our Co-Chief Executive Officers and Chief Financial Officer, dated as of the filing of this Amendment, have been included as exhibits hereto.

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

ITEM 9A. CONTROLS AND PROCEDURES.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Evaluations have been performed under the supervision and with the participation of our management, including the Co-Chief Executive Officers and Chief Financial Officer of our General Partner, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rule 13a–15(e) and 15d–15(e) of the Exchange Act). Based upon those evaluations, management, including the Co-Chief Executive Officers and Chief Financial Officer of our General Partner, concluded that our disclosure controls and procedures were adequate and effective as of August 31, 2005 to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Pursuant to the evaluation performed in connection with the filing of this Amendment, management has confirmed that our disclosure controls and procedures were adequate and effective as of August 31, 2005 and continue to be adequate and effective as of the date of this Amendment.

Our management does not expect that our disclosure controls and procedures will prevent all errors and all fraud. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Based on the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realties that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events. Therefore, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our disclosure controls and procedures are designed to provide such reasonable assurances of achieving our desired control objectives and the Co-Chief Executive Officers of our General Partner and the Chief Financial Officer of our General Partner have concluded, as of August 31, 2005 and as of the date of this Amendment, that our disclosure controls and procedures are effective in achieving that level of reasonable assurance.

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

Dated: December 12, 2005

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

	Exhibit Number	Description
(1)	3.1	Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(8)	3.1.1	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(13)	3.1.2	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(16)	3.1.3	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(16)	3.1.4	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(21)	3.1.5	Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(21)	3.1.6	Amendment No. 6 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(34)	3.1.7	Amendment No. 7 to Amended and Restated Agreement of Limited Partnership of Heritage Propane Partners, L.P.

(1)	3.2	Agreement of Limited Partnership of Heritage Operating, L.P.

(10)	3.2.1	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

(16)	3.2.2	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

(21)	3.2.3	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

(21)	3.3	Amended Certificate of Limited Partnership of Energy Transfer Partners, L.P.

(15)	3.4	Amended Certificate of Limited Partnership of Heritage Operating, L.P.

(17)	4.1	Registration Rights Agreement for Limited Partner Interests of Heritage Propane Partners, L.P.

(21)	4.2	Unitholder Rights Agreement dated January 20, 2004 among Heritage Propane Partners, L.P., Heritage Holdings, Inc., TAAP LP and La Grange Energy, L.P.

(27)	4.3	Indenture dated January 18, 2005 among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association , as trustee.

(28)	4.4	First Supplemental Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

	Exhibit Number	Description
(36)	4.5	Second Supplemental Indenture dated as of February 24, 2005 to Indenture dated as of January 18, 2005.

(37)	4.6	Notation of Guaranty.

(29)	4.7	Registration Rights Agreement, dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and the initial purchasers party thereto.

(38)	4.8	Joinder to Registration Rights Agreement, dated February 24, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors and Wachovia Bank, National Association as trustee.

(40)	4.9	Third Supplemental Indenture, dated July 29, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

(41)	4.10	Registration Rights Agreement, dated July 29, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and the initial purchasers thereto.

(1)	10.2	Form of Note Purchase Agreement (June 25, 1996).

(2)	10.2.1	Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996.

(3)	10.2.2	Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997.

(5)	10.2.3	Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998.

(6)	10.2.4	Second Amendment Agreement dated September 1, 1999 to June 25, 1996 Note Purchase Agreement.

(9)	10.2.5	Third Amendment Agreement dated May 31, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997 Note Purchase Agreement.

(8)	10.2.6	Fourth Amendment Agreement dated August 10, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997 Note Purchase Agreement.

(11)	10.2.7	Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement.

(21)	10.2.8	Sixth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement.

(1)	10.3	Form of Contribution, Conveyance and Assumption Agreement among Heritage Holdings, Inc., Heritage Propane Partners, L.P. and Heritage Operating, L.P.

(15) **	10.6.3	Second Amended and Restated Restricted Unit Plan dated as of February 4, 2002.

(25) **	10.6.4	2004 Unit Plan.

(26) **	10.6.5	Form of Grant Agreement.

(4)	10.16	Note Purchase Agreement dated as of November 19, 1997.

	Exhibit Number	Description
(5)	10.16.1	Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement.

(6)	10.16.2	Second Amendment Agreement dated September 1, 1999 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement.

(7)	10.16.3	Third Amendment Agreement dated May 31, 2000 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement.

(8)	10.16.4	Fourth Amendment Agreement dated August 10, 2000 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement.

(11)	10.16.5	Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement.

(22)	10.16.6	Sixth Amendment Agreement dated as of November 18, 2003 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement.

(8)	10.17	Contribution Agreement dated June 15, 2000 among U.S. Propane, L.P., Heritage Operating, L.P. and Heritage Propane Partners, L.P.

(8)	10.17.1	Amendment dated August 10, 2000 to June 15, 2000 Contribution Agreement.

(8)	10.18	Subscription Agreement dated June 15, 2000 between Heritage Propane Partners, L.P. and individual investors.

(8)	10.18.1	Amendment dated August 10, 2000 to June 15, 2000 Subscription Agreement.

(13)	10.18.2	Amendment Agreement dated January 3, 2001 to the June 15, 2000 Subscription Agreement.

(14)	10.18.3	Amendment Agreement dated October 5, 2001 to the June 15, 2000 Subscription Agreement.

(8)	10.19	Note Purchase Agreement dated as of August 10, 2000.

(11)	10.19.1	Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement.

(12)	10.19.2	First Supplemental Note Purchase Agreement dated as of May 24, 2001 to the August 10, 2000 Note Purchase Agreement.

(22)	10.19.3	Sixth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement.

(15)	10.26	Assignment, Conveyance and Assumption Agreement between U.S. Propane, L.P. and Heritage Holdings, Inc., as the former General Partner of Heritage Propane Partners, L.P. dated as of February 4, 2002.

	Exhibit Number	Description
(15)	10.27	Assignment, Conveyance and Assumption Agreement between U.S. Propane, L.P. and Heritage Holdings, Inc., as the former General Partner of Heritage Operating, L.P., dated as of February 4, 2002

(18)	10.28	Assignment for Contribution of Assets in Exchange for Partnership Interest dated December 9, 2002 among V-1 Oil Co., the shareholders of V-1 Oil Co., Heritage Propane Partners, L.P. and Heritage Operating, L.P.

(19)	10.30	Acquisition Agreement dated November 6, 2003 among the owners of U.S. Propane, L.P. and U.S. Propane, L.L.C., and La Grange Energy, L.P.

(19)	10.31	Contribution Agreement dated November 6, 2003 among La Grange Energy, L.P., and Heritage Propane Partners, L.P. and U.S. Propane, L.P.

(20)	10.31.1	Amendment No. 1 dated December 7, 2003 to Contribution Agreement dated November 6, 2003 among La Grange Energy, L.P. and Heritage Propane Partners, L.P. and U.S. Propane, L.P.

(19)	10.32	Stock Purchase Agreement dated November 6, 2003 among the owners of Heritage Holdings, Inc. and Heritage Propane Partners, L.P.

(23)	10.35	Purchase and Sale Agreement between TXU Fuel Company and Energy Transfer Partners, L.P. dated April 25, 2004.

(23)	10.35.1	First Amendment to Purchase and Sale Agreement and Closing Agreement between TXU Fuel Company and Energy Transfer Partners, L.P. dated June 1, 2004.

(24)	10.36	Third Amended and Restated Credit Agreement amount Heritage Operating L.P. and the Banks dated March 31, 2004.

(30)	10.40	Credit Agreement, dated January 18, 2005, among Energy Transfer Partners, L.P., Wachovia Bank, National Association, as administrative agent, LC issuer and swingline lender, Fleet National Bank, as syndication agent, BNP Paribas and The Royal Bank of Scotland PLC, as co- documentation agents, and other lenders party thereto.

(39)	10.40.1	First Amendment to Credit Agreement dated January 18, 2005, among Energy Transfer Partners, L.P., Wachovia Bank, National Association, as administrative agent, LC issuer and swingline lender, Fleet National Bank, as syndication agent, BNP Paribas and The Royal Bank of Scotland PLC, as co-documentation agents, and other lenders party thereto.

(31)	10.41	Guaranty, dated January 18, 2005, by the Subsidiary Guarantors in favor of Wachovia Bank, National Association, as the administrative agent for the lenders.

(39)	10.41.1	Guaranty Supplement dated February 24, 2005.

(32)	10.42	Purchase and Sale Agreement, dated January 26, 2005, among HPL Storage, LP and AEP Energy Services Gas Holding Company II, L.L.C., as Sellers and La Grange Acquisition, L.P., as Buyer.

(33)	10.43	Cushion Gas Litigation Agreement, dated January 26, 2005, by and among AEP Energy Services Gas Holding Company II, L.L.C. and HPL Storage LP, as Sellers, and La Grange Acquisition, L.P., as Buyer, and AEP Asset Holdings LP, AEP Leaseco LP, Houston Pipe Line Company, LP and HPL Resources Company LP, as Companies.

(35)	10.44	Loan Agreement, dated as of January 26, 2005 between La Grange Acquisition, L.P., as Borrower, and La Grange Energy, L.P., as Lender.

(*) **	10.45	Summary of Director Compensation.

		Exhibit Number	Description
(	*)	21.1	List of Subsidiaries.

(	*)	23.1	Consent of Grant Thornton LLP

(	*)	23.2	Consent of Deloitte & Touche LLP.

(	*)	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(	*)	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(	*)	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(	*)	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(	*)	99.1	Financial Statements of U.S. Propane, L.P. as of August 31, 2005.

(	*)	99.2	Financial Statements of U.S. Propane, L.L.C. as of August 31, 2005.

(	*)	99.3	Financial Statements of HPL Consolidation LP as of August 31, 2005 and for the period from January 26, 2005 to August 31, 2005 and as of December 31, 2004 and 2003 and for the period from January 1, 2005 to January 25, 2005 and for the years ended December 31, 2004, 2003, and 2002.

(*)	Filed herewith.
(**)	Denotes a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the same numbered Exhibit to Registrant’s Registration Statement of Form S-1, File No. 333-04018, filed with the Commission on June 21, 1996.
(2)	Incorporated by reference to the same numbered Exhibit to Registrant’s Form 10-Q for the quarter ended November 30, 1996.
(3)	Incorporated by reference to the same numbered Exhibit to Registrant’s Form 10-Q for the quarter ended February 28, 1997.
(4)	Incorporated by reference to the same numbered Exhibit to Registrant’s Form 10-Q for the quarter ended May 31, 1998.
(5)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-K for the year ended August 31, 1998.
(6)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-K for the year ended August 31, 1999.
(7)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 2000.
(8)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K dated August 23, 2000.
(9)	Filed as Exhibit 10.16.3.
(10)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-K for the year ended August 31, 2000.
(11)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended February 28, 2001.

(12)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 2001.
(13)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-K for the year ended August 31, 2001.
(14)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended November 30, 2001.
(15)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended February 28, 2002.
(16)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 2002.
(17)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K dated February 4, 2002.
(18)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K dated January 6, 2003.
(19)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 2003.
(20)	Incorporated by reference to the same numbered Exhibit to Registrant’s Form 10-Q for the quarter ended November 30, 2003).
(21)	Incorporated by reference as the same numbered exhibit to the Registrant’s Form 10-Q for the quarter ended February 29, 2004.
(22)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended February 29, 2004.
(23)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K filed June 14, 2004.
(24)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 2004.
(25)	Incorporated by reference to Annex A of the Registrant’s Schedule 14A Proxy Statement filed May 18, 2004.
(26)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 1, 2004.
(27)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed January 19, 2005.
(28)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed January 19, 2005.
(29)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed January 19, 2005.
(30)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed January 19, 2005.
(31)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed January 19, 2005.
(32)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed February 1, 2005.
(33)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed February 1, 2005.
(34)	Incorporated by reference to Exhibit 3.1.7 to the Registrant’s Form 8-K filed March 16, 2005.

(35)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed March 17, 2005.
(36)	Incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-Q for the quarter ended February 28, 2005.
(37)	Incorporated by reference to Exhibit 10.46 to the Registrant’s Form 10-Q for the quarter ended February 28, 2005.
(38)	Incorporated by reference to Exhibit 10.39.1 to the Registrant’s Form 10-Q for the quarter ended February 28, 2005.
(39)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended February 28, 2005.
(40)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed August 2, 2005.
(41)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed August 2, 2005.