Form 10-Q
period 2007-11-30
Energy Transfer Partners, L.P.
filed 2008-01-09
CIK 1012569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission file number 1-11727

ENERGY TRANSFER PARTNERS, L.P.

(Exact name of registrant as specified in its charter)

Delaware	73-1493906
(state or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No.)

3738 Oak Lawn Avenue

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

At January 9, 2008, the registrant had units outstanding as follows:

Energy Transfer Partners, L.P.            142,819,957 Common Units

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

Actual results may differ materially from any results projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks, difficult to predict, and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part II Other Information – Item 1A, Risk Factors” in this Quarterly Report on Form 10-Q as well as the Partnership’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007 filed with the Securities and Exchange Commission on October 30, 2007.

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(unaudited)

	November 30, 2007	August 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$45,356	$68,705
Marketable securities	2,826	3,099
Accounts receivable, net of allowance for doubtful accounts	651,769	637,676
Accounts receivable from related companies	14,864	6,900
Inventories	367,297	192,276
Deposits paid to vendors	69,813	45,490
Prepaid expenses and other current assets	101,969	86,947

Total current assets	1,253,894	1,041,093

PROPERTY, PLANT AND EQUIPMENT, net	6,317,371	5,548,383
ADVANCES TO AND INVESTMENT IN AFFILIATES	72,829	56,564
GOODWILL	727,493	718,429
INTANGIBLES AND OTHER LONG-TERM ASSETS, net	351,855	343,959

Total assets	$8,723,442	$7,708,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

(unaudited)

	November 30, 2007	August 31, 2007
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Short-term debt	$310,000	$—
Accounts payable	556,024	487,148
Accounts payable to related companies	36,817	19,471
Exchanges payable	48,711	34,252
Customer advances and deposits	96,663	81,919
Accrued and other current liabilities	321,984	254,396
Current maturities of long-term debt	47,035	47,031

Total current liabilities	1,417,234	924,217

LONG-TERM DEBT, less current maturities	4,116,270	3,626,977
DEFERRED INCOME TAXES	101,335	100,810
OTHER NON-CURRENT LIABILITIES	14,249	16,591

COMMITMENTS AND CONTINGENCIES (Note 13)

Total liabilities	5,649,088	4,668,595

PARTNERS’ CAPITAL:
General Partner	131,777	127,046
Limited Partners:
Common Unitholders (137,067,059 and 136,981,221 units authorized, issued and outstanding at November 30, 2007 and August 31, 2007, respectively)	2,896,204	2,890,140
Class E Unitholders (8,853,832 units authorized, issued and outstanding— held by subsidiary and reported as treasury units)	—	—

	3,027,981	3,017,186
Accumulated other comprehensive income, per accompanying statements	46,373	22,647

Total partners’ capital	3,074,354	3,039,833

Total liabilities and partners’ capital	$8,723,442	$7,708,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per unit data)

(unaudited)

	Three Months Ended November 30,
	2007	2006
REVENUES:
Natural gas operations	$1,304,965	$1,062,444
Retail propane	288,966	266,090
Other	34,266	59,911

Total revenues	1,628,197	1,388,445

COSTS AND EXPENSES:
Cost of products sold - natural gas operations	944,739	883,983
Cost of products sold - retail propane	192,065	167,619
Cost of products sold - other	11,035	35,741
Operating expenses	161,955	132,381
Depreciation and amortization	52,728	33,809
Selling, general and administrative	42,895	27,070

Total costs and expenses	1,405,417	1,280,603

OPERATING INCOME	222,780	107,842

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(49,934)	(41,462)
Equity in earnings (losses) of affiliates	(241)	4,887
Gain on disposal of assets	13,124	1,944
Interest and other income, net	42	1,671

INCOME BEFORE INCOME TAX EXPENSE AND MINORITY INTERESTS	185,771	74,882
Income tax expense	5,523	3,596

INCOME BEFORE MINORITY INTERESTS	180,248	71,286
Minority interests	—	(254)

NET INCOME	180,248	71,032
GENERAL PARTNER’S INTEREST IN NET INCOME	67,599	53,301

LIMITED PARTNERS’ INTEREST IN NET INCOME	$112,649	$17,731

BASIC NET INCOME PER LIMITED PARTNER UNIT	$0.82	$0.15

BASIC AVERAGE NUMBER OF UNITS OUTSTANDING	137,044,104	119,487,795

DILUTED NET INCOME PER LIMITED PARTNER UNIT	$0.82	$0.15

DILUTED AVERAGE NUMBER OF UNITS OUTSTANDING	137,287,541	119,779,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands)

(unaudited)

	Three Months Ended November 30,
	2007	2006
Net income	$180,248	$71,032
Other comprehensive income (loss), net of tax:
Reclassification adjustment for gains and losses on derivative instruments accounted for as cash flow hedges included in net income	208	(451)
Change in value of derivative instruments accounted for as cash flow hedges	23,789	53,206
Change in value of available-for-sale securities	(271)	(219)

Comprehensive income	$203,974	$123,568

Reconciliation of Accumulated Other Comprehensive Income (Loss), net of tax

Balance, beginning of period	$22,647	$7,067

Current period reclassification to earnings	208	(451)
Current period change in value	23,518	52,987

Balance, end of period	$46,373	$59,603

Components of Accumulated Other Comprehensive Income (Loss), net of tax

Commodity related hedges	$45,045	$63,798
Interest rate hedges	1,018	(4,277)
Available-for-sale securities	310	82

Balance, end of period	$46,373	$59,603

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007

(Dollars in thousands)

(unaudited)

	General Partner	Limited Partner Common Unitholders
Balance, August 31, 2007	$127,046	$2,890,140
Distributions to partners	(62,897)	(113,080)
Issuance of units from certain acquisitions	—	1,400
General Partner capital contribution	29	—
Tax effect of remedial income allocation from tax amortization of goodwill	—	(871)
Units returned by employees for tax withholdings	—	(160)
Non-cash executive compensation	—	875
Unit-based compensation expense	—	5,251
Net income	67,599	112,649

Balance, November 30, 2007	$131,777	$2,896,204

The accompanying notes are an integral part of this condensed consolidated financial statement.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

	Three Months Ended November 30,
	2007	2006
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$186,976	$174,452

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions, net of cash acquired	(336,731)	(32,839)
Capital expenditures	(501,329)	(237,113)
Advances to and investment in affiliates	(15,404)	(952,825)
Proceeds from the sale of assets	18,255	7,519

Net cash used in investing activities	(835,209)	(1,215,258)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,292,062	1,591,315
Principal payments on debt	(491,019)	(1,631,383)
Net proceeds from issuance of Limited Partner Units	—	1,200,000
Capital contribution from General Partner	29	24,489
Distributions to partners	(175,977)	(125,774)
Debt issuance costs	(211)	(9,136)

Net cash provided by financing activities	624,884	1,049,511

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,349)	8,705
CASH AND CASH EQUIVALENTS, beginning of period	68,705	26,041

CASH AND CASH EQUIVALENTS, end of period	$45,356	$34,746

The accompanying notes are an integral part of these condensed consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per unit data)

(unaudited)

1.	OPERATIONS AND ORGANIZATION:

The accompanying condensed consolidated balance sheet as of August 31, 2007, which has been derived from audited financial statements, and the unaudited interim financial statements and notes thereto of Energy Transfer Partners, L.P., and subsidiaries (collectively, “we” or the “Partnership”) as of November 30, 2007 and for the three-month periods ended November 30, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim consolidated financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by GAAP for complete consolidated financial statements. However, management believes that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonal nature of the Partnership’s operations, maintenance activities and the impact of forward natural gas prices and differentials on certain derivative financial instruments that are accounted for using mark-to-market accounting.

In the opinion of management, all adjustments (all of which are normal and recurring) have been made that are necessary to fairly state the consolidated financial position of Energy Transfer Partners, L.P. and subsidiaries as of November 30, 2007, and the Partnership’s results of operations and cash flows for the three-month periods ended November 30, 2007 and 2006. The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Energy Transfer Partners presented in the Partnership’s Annual Report on Form 10-K for the fiscal year ended August 31, 2007, as filed with the Securities and Exchange Commission on October 30, 2007.

Certain prior period amounts have been reclassified to conform to the fiscal 2008 presentation. These reclassifications had no impact on net income or total partners’ capital.

On November 9, 2007, we filed a Form 8-K indicating that our Limited Partnership Agreement had been amended to change our fiscal year end to the calendar year. Thus, our next full fiscal year will begin on January 1, 2008.

Business Operations

In order to simplify the obligations of Energy Transfer Partners, L.P. under the laws of several jurisdictions in which we conduct business, our activities consist of four reportable segments, which are conducted through four subsidiary operating partnerships (collectively the “Operating Partnerships”).

•	La Grange Acquisition, L.P., dba Energy Transfer Company (“ETC OLP”), a Texas limited partnership engaged in midstream and intrastate transportation and storage natural gas operations;

•

Energy Transfer Interstate Holdings, LLC (“ET Interstate”), the parent company of Transwestern Pipeline Company, LLC (“Transwestern”) and ETC Midcontinent Express Pipeline, LLC (“ETC MEP”), both Delaware limited liability companies engaged in interstate transportation of natural gas;

•	Heritage Operating L.P. (“HOLP”), a Delaware limited partnership primarily engaged in retail propane operations; and

•	Titan Energy Partners, LP (“Titan”), a Delaware limited partnership engaged in retail propane operations.

The Partnership, the Operating Partnerships, and their subsidiaries are collectively referred to in this report as “we”, “us”, “ETP”, “Energy Transfer” or the “Partnership.”

ETC OLP owns and operates, through its wholly and majority-owned subsidiaries, natural gas gathering systems, intrastate natural gas pipeline systems and gas processing plants and is engaged in the business of purchasing, gathering, transporting, processing, and marketing natural gas and natural gas liquids (“NGLs”) in the states of Texas, Louisiana, New Mexico, Utah and Colorado.

Our interstate transportation operations principally focus on natural gas transportation of Transwestern.

Our retail propane segment sells propane and propane-related products and services to residential, commercial, industrial and agricultural customers.

2.	SIGNIFICANT ACQUISITIONS:

Fiscal year 2008

On October 5, 2007, we acquired the Canyon Gathering System midstream business of Canyon Gas Resources, LLC from Cantera Resources Holdings, LLC (the “Canyon acquisition”) for $305,152 in cash, subject to working capital adjustments as defined in the purchase and sale agreement. The Canyon Gathering System has over 400,000 dedicated acres under long-term contracts. The Canyon assets include a gathering system in the Piceance-Uinta Basin which consists of over 1,800 miles of 2-inch to 16-inch pipe with a projected capacity of over 300,000 MMbtu/d, as well as six conditioning plants for NGL extraction and gas treatment with a processing capacity of 90 MMcf/d. Some of the largest U.S. producers are active in the area and are major customers of the system. The results of the Canyon Gathering System are included in our midstream segment since the acquisition date. The cash paid for this acquisition was financed with borrowings under a new $310,000 term loan facility, as discussed further in Note 11.

The Canyon acquisition was accounted for under the purchase method of accounting in accordance with SFAS 141, and the purchase price was preliminarily allocated based on the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. We expect to finalize the purchase price allocation in the third calendar quarter of 2008.

The following table presents the preliminary allocation of the acquisition cost to the assets acquired and liabilities assumed based on their estimated fair values:

Canyon Acquisition
Accounts receivable	$4,303
Inventory	183
Prepaid and other current assets	1,612
Property, plant, and equipment	284,910
Contract rights and customer lists (6 to 15 year life)	6,351
Goodwill	10,959

Total assets acquired	308,318

Accounts payable	(2,299)
Customer advances and deposits	(867)

Total liabilities assumed	(3,166)

Net assets acquired	$305,152

We completed the final purchase price allocation of the Transwestern acquisition during the three months ended November 30, 2007. The adjustments to the purchase price allocation were not material.

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

The Transwestern acquisition was accounted for under the purchase method of accounting in accordance with SFAS 141 and the purchase price was allocated based on the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The acquisition of the 50% member interest in CCEH was accounted for under the equity method of accounting in accordance with APB Opinion No. 18, through November 30, 2006. Pro forma effects of the Transwestern acquisition are discussed below.

Pro Forma Results of Operations (Unaudited)

The following unaudited pro forma consolidated results of operations for the three months ended November 30, 2006 are presented as if the Transwestern acquisition had been made on September 1, 2006. The operations of Transwestern have been included in our statements of operations since acquisition.

Three Months Ended November 30, 2006
Revenues	$1,447,337
Net income	$86,927
Limited Partners’ interest in net income	$33,309
Basic earnings per Limited Partner Unit	$0.24
Diluted earnings per Limited Partner Unit	$0.24

The pro forma consolidated results of operations include adjustments to give effect to depreciation on the step-up of property, plant and equipment, amortization of customer lists, interest expense on acquisition debt, and certain other adjustments. The pro forma information is not necessarily indicative of the results of operations that would have occurred had the Transwestern acquisition been made at the beginning of the period presented or the future results of the combined operations.

3.	ESTIMATES AND NEW ACCOUNTING STANDARDS:

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the accrual for and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The natural gas industry conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results for the midstream and transportation and storage segments are estimated using volume estimates and market prices. Any differences between estimated results and actual results are recognized in the following month’s financial statements. Management believes that the operating results estimated for the three months ended November 30, 2007 and 2006 represent the actual results in all material respects.

Some of the other more significant estimates made by management include, but are not limited to, the timing of certain forecasted transactions that are hedged, allowances for doubtful accounts, the fair value of derivative instruments, useful lives for depreciation and amortization, purchase accounting allocations and subsequent realizability of intangible assets, estimates related to our unit-based compensation plans, deferred taxes, assets and liabilities resulting from the regulated ratemaking process, contingency reserves and environmental reserves. Actual results could differ from those estimates.

New Accounting Standards

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 on September 1, 2007, which adoption did not have a significant impact on our consolidated financial statements.

FASB Statement No. 157, Fair Value Measurement, (“SFAS 157”). This standard provides guidance for using fair value to measure assets and liabilities and applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of SFAS 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating this statement and have not yet determined the impact of such on our financial statements. We plan to adopt this statement when required at the start of our calendar year beginning January 1, 2008 (see Note 1).

FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – An Amendment of SFAS Statements No. 87, 88, 106 and 132(R), (“SFAS 158”). Issued in September 2006, this statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We adopted the recognition and disclosure provisions of SFAS 158 on December 1, 2006 in connection with our acquisition of Transwestern, the effect of which was not material. The measurement provisions of the statement are effective for fiscal years ending after December 15, 2008. Management does not believe the adoption of the measurement provisions of this statement will have a material impact on our financial statements. We plan to adopt the measurement provisions of this statement when required during our calendar year beginning January 1, 2008 (see Note 1).

FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however, the amendment applies to all entities with available-for-sale and trading securities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes the choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157 (discussed above). We are currently evaluating this statement and have not yet determined the impact of such on our consolidated financial statements. We plan to adopt this statement when required at the start of our calendar year beginning January 1, 2008 (see Note 1).

FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS 141R”). On December 4, 2007, the FASB issued SFAS 141R. SFAS 141R will significantly change the accounting for business combinations. Under SFAS 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;

•	Non-controlling interests (currently referred to as “minority interests”) will be valued at fair value at the acquisition date;

•

Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

SFAS 141R also includes a substantial number of new disclosure requirements. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, with the change in our year end (see Note 1), we are required to record and disclose business combinations following existing GAAP until January 1, 2009.

FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No, 51 (“SFAS 160”). On December 4, 2007, the FASB issued SFAS 160. SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, SFAS 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We are currently evaluating the impact of SFAS 160 on our consolidated financial statements.

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

Net cash flows provided by operating activities is comprised as follows:

	Three Months Ended November 30,
	2007	2006
Net income	$180,248	$71,032

Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	52,728	33,809
Amortization of finance costs charged to interest	1,076	839
Provision for loss on accounts receivable	421	390
Non-cash compensation on unit grants	5,251	3,164
Non-cash executive compensation	150	—
Deferred income taxes	(515)	106
Gain on disposal of assets	(13,124)	(1,944)
Undistributed earnings of affiliates, net	276	(4,887)
Other	(2069)	144
Changes in operating assets and liabilities; net of effects of acquisitions:
Accounts receivable	1,006	75,630
Accounts receivable from related companies	(7,964)	(341)
Inventories	(173,881)	(112,465)
Deposits paid to vendors	(24,298)	8,579
Exchanges receivable	(3,520)	(4,824)
Prepaid expenses and other	(7,229)	1,809
Intangibles and other long-term assets	2,209	733
Regulatory assets	(1,207)	—
Accounts payable	74,172	(14,512)
Accounts payable to related companies	17,346	1,092
Customer advances and deposits	14,676	(7,092)
Exchanges payable	14,445	7,858
Accrued and other current liabilities	25,245	27,784
Other long-term liabilities	(363)	2,713
Income taxes payable	4,920	1,190
Price risk management liabilities, net	26,977	83,645

Net cash provided by operating activities	$186,976	$174,452

Non-cash financing and supplemental cash flow information is as follows:

	Three Months Ended November 30,
	2007	2006
NON-CASH FINANCING ACTIVITIES:
Long-term debt assumed and non-compete agreement notes payable issued in acquisitions	$3,591	$—

Issuance of Common Units in connection with certain acquisitions	$1,400	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest, net of $9,008 and $4,802 capitalized for November 30, 2007 and 2006, respectively	$43,120	$22,695

Cash paid during the period for income taxes	$569	$3,037

5.	ACCOUNTS RECEIVABLE:

Accounts receivable consisted of the following:

	November 30, 2007	August 31, 2007
Accounts receivable - midstream and intrastate transportation and storage	$484,087	$529,655
Accounts receivable - interstate transportation	30,073	20,193
Accounts receivable - propane	143,279	93,429
Less - allowance for doubtful accounts	(5,670)	(5,601)

Total, net	$651,769	$637,676

The activity in the allowance for doubtful accounts for the propane operations consisted of the following:

Three Months Ended November 30, 2007
Balance, beginning of period	$5,601
Provision for loss on accounts receivable	421
Accounts receivable written off, net of recoveries	(352)

Balance, end of period	$5,670

6.	INVENTORIES:

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

Inventories consisted of the following:

	November 30, 2007	August 31, 2007
Natural gas, propane and other NGLs	$348,009	$174,164
Appliances, parts and fittings and other	19,288	18,112

Total inventories	$367,297	$192,276

7.	GOODWILL:

Goodwill is associated with acquisitions made for our midstream, intrastate transportation and storage, interstate transportation and retail propane segments. Goodwill is tested for impairment annually at August 31, in accordance with Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). The changes in the carrying amount of goodwill for the three month period ended November 30, 2007 were as follows:

	Midstream	Intrastate Transportation and Storage	Interstate Transportation	Retail Propane	Total
Balance, August 31, 2007	13,409	10,327	107,550	587,143	718,429
Purchase accounting adjustments	—	—	(8,937)	143	(8,794)
Goodwill acquired	10,959	—	—	7,173	18,132
Sale of operations	—	—	—	(274)	(274)

Balance, November 30, 2007	$24,368	$10,327	$98,613	$594,185	$727,493

The purchase price allocations for the Canyon and other fiscal 2008 acquisitions (see Note 2) are preliminary based on estimated fair values. There is no guarantee that the preliminary allocations will not change.

8.	ACCRUED AND OTHER CURRENT LIABILITIES:

Accrued and other current liabilities consist of the following:

	November 30, 2007	August 31, 2007
Accrued wages and benefits	$39,119	$53,109
Capital expenditures	84,128	43,498
Operating expenses	13,792	12,439
Litigation, environmental and other contingencies	36,103	35,707
Interest	49,332	29,828
Income taxes payable	11,155	6,234
Taxes other than income taxes	50,339	42,957
Other	38,016	30,624

Total accrued and other current liabilities	$321,984	$254,396

9.	INCOME TAXES:

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

As a limited partnership, we are generally not subject to income tax. We are, however, subject to a statutory requirement that our non-qualifying income (including income such as derivative gains from trading activities, service income, tank rentals and others) cannot exceed 10% of our total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of our non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. Accordingly, certain activities that generate non-qualified income are conducted through taxable corporate subsidiaries (“C corporations”). These C corporations are subject to federal and state income tax and pay the income taxes related to the results of their operations. For the three month periods ended November 30, 2007 and 2006, our non-qualifying income did not, or was not expected to, exceed the statutory limit.

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

On May 18, 2006, the State of Texas enacted House Bill 3 which replaced the existing state franchise tax with a “margin tax”. In general, legal entities that conduct business in Texas are subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships. The tax is assessed on Texas sourced taxable margin which is defined as the lesser of (i) 70% of total revenue or (ii) total revenue less (a) cost of goods sold or (b) compensation and benefits. Although the bill states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses. Therefore, we have accounted for Texas margin tax as income tax expense in the period subsequent to the law’s effective date of January 1, 2007. For the three months ended November 30, 2007, we recognized current state income tax expense related to the Texas margin tax of $2,313. There was no comparable state tax expense for the three months ended November 30, 2006.

The components of our federal and state income tax provision are summarized as follows:

	Three Months Ended November 30,
	2007	2006
Current provision:
Federal	$2,106	$3,151
State	3,122	340

Total	5,228	3,491

Deferred provision (benefit):
Federal	(384)	69
State	679	36

Total	295	105

Total tax provision	$5,523	$3,596

Effective tax rate	3.00%	4.80%

The effective tax rate differs from the statutory rate due primarily to Partnership earnings that are not subject to federal and state income taxes at the Partnership level. The difference between the statutory rate and the effective rate is summarized as follows:

	Three Months Ended November 30,
	2007	2006
Federal statutory tax rate	35.00%	35.00%
State income tax rate net of federal benefit	1.90%	3.50%
Earnings not subject to tax at the Partnership level	(33.90)%	(33.70)%

Effective tax rate	3.00%	4.80%

10.	INCOME PER LIMITED PARTNER UNIT:

Our net income for partners’ capital and income statement presentation purposes is allocated to the General Partner and Limited Partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to our General Partner, the holder of the Incentive Distribution Rights pursuant to the Partnership Agreement, which are declared and paid following the close of each quarter. Basic net income per limited partner unit, however, is computed in accordance with EITF Issue No. 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128 (“EITF 03-6”), by dividing limited partners’ interest in net income by the weighted average number of limited partner units outstanding (excluding treasury units). In periods when our aggregate net income exceeds the aggregate distributions, EITF 03-6 requires us to present earnings per unit as if all of the earnings for the period were distributed (see table below) and requires a separate computation for each quarter and year-to-date. For such periods, an increased amount of net income is allocated to the General Partner for the additional pro forma priority income attributable to the application of EITF 03-6. The General Partner is entitled to receive incentive distributions if the amount we distribute to our limited partners with respect to any quarter exceeds levels specified in the Partnership Agreement. Diluted net income per limited partner unit is computed by dividing net income available to limited partners, after considering the General Partner’s interest, by the weighted average number of limited partner units outstanding and of the effect (if dilutive) of non-vested restricted units (“Unit Grants”) granted under the Amended and Restated 2004 Unit Plan and predecessor plan computed using the treasury stock method.

A reconciliation of net income and weighted average units used in computing basic and diluted earnings per unit is as follows:

	Three Months Ended November 30,
	2007	2006
Net income	$180,248	$71,032
Adjustments:
General Partner’s equity ownership	(3,605)	(1,421)
General Partner’s incentive distributions	(63,994)	(51,880)

Limited Partner’s interest in net income	112,649	17,731
Additional earnings allocation to General Partner	—	—

Net income available to limited partners	$112,649	$17,731

Weighted average limited partner units – basic	137,044,104	119,487,795

Basic net income per limited partner unit	$0.82	$0.15

Weighted average limited partner units	137,044,104	119,487,795
Dilutive effect of Unit Grants	243,437	292,053

Weighted average limited partner units, assuming dilutive effect of Unit Grants	137,287,541	119,779,848

Diluted net income per limited partner unit	$0.82	$0.15

11.	DEBT OBLIGATIONS:

ETP Term Loan Facility

On October 5, 2007, we entered into a credit agreement providing for the ETP Term Loan Facility, a $310,000, 364-day term loan credit facility. Borrowings under the ETP Term Loan Facility were used to fund the purchase price for the Canyon acquisition and for general corporate purposes. The ETP Term Loan Facility is a single draw term loan with an applicable Eurodollar rate plus 0.600% per annum based on our current rating by the rating agencies or at Base Rate for designated period. The indebtedness under the ETP Term Loan Facility is unsecured and is not guaranteed by any of our subsidiaries. Borrowings under the ETP Term Loan Facility, upon proper notice to the administrative agent, may be prepaid in whole or in part without premium or penalty. The ETP Term Loan Facility requires any proceeds received from debt or equity issuance, assets sales, or accordion increases be used to make a mandatory prepayment on the outstanding loan balance and contains covenants that are similar to the covenants related to the ETP Credit Facility. The ETP Term Loan Facility was paid in full on December 18, 2007 from proceeds received from an equity offering (see Note 12) and from funds under the ETP Credit Facility.

ETP Credit Facility

We have available a $2,000,000 revolving credit facility (the “ETP Credit Facility”) that is expandable to $3,000,000 at our option (subject to the approval of the administrative agent under the Amended and Restated Credit Agreement, which approval is not to be unreasonably withheld) which matures on July 20, 2012, unless we elect the option of one-year extensions (subject to the approval of each such extension by the lenders holding a majority of the aggregate lending commitments under the ETP Credit Facility). Amounts borrowed under the ETP Credit Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The ETP Credit Facility has a swingline loan option of which borrowings and aggregate principal amounts shall not exceed the lesser of (i) the aggregate commitments ($2,000,000 unless expanded to $3,000,000) less the sum of all outstanding revolving credit loans and the letter of credit obligation and (ii) the swingline commitment. The aggregate amount of swingline loans in any borrowing shall not be subject to a minimum amount or increment. The indebtedness under the ETP Credit Facility is prepayable at any time at the Partnership’s option without penalty. The commitment fee payable on the unused portion of the ETP Credit Facility varies based on our credit rating and the fee is 0.11% based on our current rating with a maximum fee of 0.125%.

As of November 30, 2007, there was a balance of $1,457,907 in revolving credit loans (including $279,907 in Swingline loans) and $61,286 in letters of credit. The weighted average interest rate on the total amount outstanding at November 30, 2007, was 5.705%. The total amount available under the new credit facility, as of November 30, 2007, which is reduced by any amounts outstanding under the swingline loan and letters of credit, was $480,807. The indebtedness under the ETP Credit Facility is unsecured and not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our other current and future unsecured debt.

HOLP Credit Facility

A $75,000 Senior Revolving Facility (the “HOLP Facility”) is available to HOLP through June 30, 2011 which may be expanded to $150,000. The HOLP Facility has a swingline loan option with a maximum borrowing of $10,000 at a prime rate. Amounts borrowed under the HOLP Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The commitment fee payable on the unused portion of the facility varies based on the Leverage Ratio, as defined in the HOLP Facility credit agreement, with a maximum fee of 0.50%. The agreement includes provisions that may require contingent prepayments in the event of dispositions, loss of assets, merger or change of control. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts of HOLP, and the capital stock of HOLP’s subsidiaries secure the HOLP Facility. As of November 30, 2007, there was $3,179 outstanding on the revolving credit loans. A letter of credit issuance is available to HOLP for up to 30 days prior to the maturity date of the HOLP Facility. There were outstanding letters of credit of $1,002 at November 30, 2007. The sum of the loans made under the HOLP Facility plus the letter of credit exposure and the aggregate amount of all swingline loans cannot exceed the $75,000 maximum amount of the HOLP Facility. The amount available at November 30, 2007 was $70,819.

HOLP Senior Secured Notes

All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of HOLP and its subsidiaries secure the HOLP Senior Secured, Medium Term, and Senior Secured Promissory Notes (collectively, the “HOLP Notes”). In addition to the stated interest rate for the HOLP Notes, we are required to pay an additional 1% per annum on the outstanding balance of the HOLP Notes at such time as the HOLP Notes are not rated investment grade status or higher. As of November 30, 2007 the HOLP Notes were rated investment grade or better thereby alleviating the requirement that we pay the additional 1% interest.

Covenant Compliance

We were in compliance with all of the covenants of our debt agreements as of November 30, 2007.

12.	PARTNERS’ CAPITAL AND UNIT-BASED COMPENSATION PLANS:

On November 7, 2007, the Board of Directors of our General Partner approved an amendment to the Amended and Restated Agreement of Limited Partnership of ETP, and this amendment became effective on November 9, 2007. This amendment changes the fiscal year of ETP from a year ending on August 31 to a year ending on December 31. In order to transition to the new fiscal year, the amendment also provides that, in lieu of making a cash distribution to ETP’s unitholders, general partner and holder of the incentive distribution rights with respect to the three-month period ended November 30, 2007, ETP will make a cash distribution for the four-month period ending December 31, 2007, which distribution will be made within 45 days following the end of such four-month period. The amendment also specifies proportional adjustments to the cash distribution target levels relating to the incentive distribution rights for this four-month period in order to reflect the longer period upon which the distribution will be made (essentially multiplying each cash distribution target level by 4/3). Finally, the amendment provides that, following this one-time four-month distribution period, ETP will make cash distributions with respect to each calendar quarter within 45 days following the end of each calendar quarter.

Limited Partner Units

Limited Partner interests are represented by Common and Class E Units that entitle the holders thereof to the rights and privileges specified in the Partnership Agreement, as amended. As of November 30, 2007, there were issued and outstanding 137,067,059 Common Units representing an aggregate 98% Limited Partner interest in us. There are also 8,853,832 Class E Units outstanding that are reported as treasury units, which units are entitled to receive distributions in accordance with their terms.

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

Common Units

The change in Common Units during the three month period ended November 30, 2007 is as follows:

Number of Units
Balance, beginning of period	136,981,221
Issuance of Common Units in connection with certain acquisitions	27,348
Issuance of Common Units under the 2004 Unit Plan	61,702
Units returned by employees for tax withholdings	(3,212)

Balance, end of period	137,067,059

Of the total Common Units issued during the period, 56,482 were employee awards under our 2004 Unit Plan (discussed below), 5,220 were Director Awards under our 2004 Unit Plan which vested on September 1, 2007 and 3,212 were returned by employees for tax withholding.

The 2004 Unit Plan provides that recipients may elect to relinquish their right to a portion of the vesting units as payment for the income tax obligations arising as a result of the unit vesting, based on the Compensation Committee’s determination of the fair market value of the units. For the three-month period ended November 30, 2007, participants entitled to unit vesting elected to relinquish a total of 3,212 units under such provision. The fair market value of the units was determined by the Compensation Committee as $51.15 per unit, determined as the arithmetic average of the closing price for the 10 trading days prior to October 2, 2007, the date the employees were first notified of the ability to relinquish the units for such tax payment.

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

Quarterly Distributions of Available Cash

On October 15, 2007, we paid a quarterly distribution related to the fourth quarter of our fiscal year 2007 of $0.825 per Common Unit, or $3.30 per unit annually, to Unitholders of record at the close of business on October 5, 2007. The General Partner, Energy Transfer Partners GP, L.P. (“ETP GP”), also received distributions for its general partner interest in the Partnership and incentive distributions to the extent the quarterly distribution exceeded $0.275 per unit.

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

We recognized compensation expense related to unit-based compensation plans of $5,251 and $3,164 for the three months ended November 30, 2007 and 2006, respectively.

2004 Unit Plan

Our Amended and Restated 2004 Unit Award Plan (the “2004 Unit Plan”) provides for awards of up to 1,800,000 ETP Common Units and other rights to our employees, officers, and directors. Any awards that are forfeited or which expire for any reason or any units which are not used in the settlement of an award will be available for grant under the 2004 Unit Plan. Units to be delivered upon the vesting of awards granted under the 2004 Unit Plan may be (i) units acquired by us in the open market, (ii) units already owned by us or our General Partner, or (iii) units acquired by us or our General Partner directly from us, or any other person. We may issue units under the 2004 Unit Plan without registration under the federal securities law, in which case holders of these units would be subject to restrictions on their ability to sell these units, or we may issue units pursuant to an S-8 registration statement filed in September 2007, in which case the holders of these units would not be subject to these restrictions. As of November 30, 2007, 992,001 ETP Common Units were available for future grants under the 2004 Unit Plan.

The 2004 Unit Plan is administered by the Compensation Committee of the Board of Directors of our General Partner (the “Compensation Committee”) and may be amended from time to time by the Board; provided however, that no amendment will be made without the approval of a majority of the Unitholders (i) if so required under the rules and regulations of the New York Stock Exchange or the Securities and Exchange Commission; (ii) that would extend the maximum period during which an award may be granted under the Plan; (iii) materially increase the cost of the Plan to the Partnership; or (iv) result in this Plan no longer satisfying the requirements of Rule 16b-3 of Section 16 of the Securities and Exchange Act of 1934. This Plan shall terminate no later than the 10th anniversary of its original effective date (June 23, 2014).

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

Through November 30, 2007, substantially all of the awards granted to employees under the 2004 Unit Plan required the achievement of performance objectives in order for the awards to become vested. The expected life of each unit award subject to the achievement of performance objectives is assumed to be the minimum vesting period under the performance objectives of such unit award. Generally, each award has been structured to provide that, if the performance objectives related to such award are achieved, one-third of the units subject to such award will vest each year over a three year period. The performance criteria are generally based upon the total return (unit price appreciation plus cash distributions) to our Unitholders as compared to a group of publicly traded partnership peer companies. Compensation expense is recorded based upon the total awards granted over the required service period that are expected to vest based on the estimated level of achievement of performance objectives. As circumstances change, cumulative adjustments of previously-recognized compensation expense are recorded. We have also granted a limited number of unit awards to employees that vest 20% per year over a five year period, with vesting based on continued employment as of each applicable vesting date without regard to the satisfaction of any performance objectives. The issuance of Common Units pursuant to the 2004 Unit Plan is intended to serve as a means of incentive compensation, therefore, no consideration will be payable by the plan participants upon vesting and issuance of the Common Units.

We assumed a weighted average risk-free interest rate of 4.43% for the three months ended November 30, 2007 in estimating the present value of the future cash flows of the distributions during the vesting period on the measurement date of each employee grant. For the employee awards outstanding as of the period ended November 30, 2007, the grant-date average per unit cash distributions were estimated to be $5.64. Upon vesting, ETP Common Units are issued.

The following table shows the activity of the employee grants during the three months ended November 30, 2007:

	Number of Units	Weighted Average Fair Value Per Unit
Unvested awards as of August 31, 2007	557,437	$39.08

Awards granted	158,080	45.82
Awards vested	(56,482)	35.14
Awards forfeited	(177,756)	35.29

Unvested awards as of November 30, 2007	481,279	$43.16

The total expected compensation expense to be recognized related to the unvested employee awards as of November 30, 2007 is $1,066 for the remainder of the four month “transition period” ending December 31, 2007, $9,793 for the year ending December 31, 2008, $1,544 for the year ending December 31, 2009, $297 for the year ending December 31, 2010, $154 for the year ending December 31, 2011, and $51 for the year ending December 31, 2012.

On October 2, 2007 the Compensation Committee of our General Partner determined that based on our performance for the year ended August 31, 2007, of the 225,887 employee awards scheduled to vest on September 1, 2007, 25%, or 56,482 employee awards vested and 75%, or 169,405 awards were forfeited. The Compensation Committee of our General Partner also approved a special one-time grant of 158,080 employee awards to vest on October 2, 2008, which are not subject to performance objectives but are subject only to continued employment with us through the first anniversary of the grant date of October 2, 2007.

On December 5, 2007, the Compensation Committee of our General Partner approved the grant of unit awards to employees relating to an aggregate of 558,750 common units, with each unit award subject to vesting over a five-year period based on continued employment, with 20% vesting on each anniversary of the date of the award.

Director Grants

Each director who is not also (i) a shareholder or a direct or indirect employee of any parent, or (ii) a direct or indirect employee of ETP LLC, the Partnership, or a subsidiary (“Director Participant”), who is elected or appointed to the Board for the first time shall automatically receive, on the date of his or her election or appointment, an award of up to 2,000 ETP Common Units (the “Initial Director’s Grant”). Commencing on September 1, 2004 and each September 1 thereafter that this Plan is in effect, each Director Participant who is in office on such September 1, shall automatically receive an award of Units equal to $25 divided by the fair market value of a Common Unit on such date rounded to the nearest increment of ten Units (“Annual Director’s Grant”). Each grant of an award to a Director Participant will vest at the rate of one third per year, beginning on the first anniversary date of the Award; provided however, notwithstanding the foregoing, (i) all awards to a Director Participant shall become fully vested upon a change in control, as defined by the 2004 Unit Plan, unless voluntarily waived by such Director Participant, and (ii) all awards which have not yet vested on the date a Director Participant ceases to be a director shall vest on such terms as may be determined by the Compensation Committee.

We assumed a weighted average risk-free interest rate of 4.13% for the three months ended November 30, 2007 in estimating the present value of the future cash flows of the distributions during the vesting period on the measurement date of each Director Grant. For the unvested Director Awards as of November 30, 2007, the grant-date average per unit cash distributions were estimated to be $5.74.

The following table shows the activity of the Director Grants during the three months ended November 30, 2007:

	Number of Units	Weighted Average Fair Value Per Unit
Unvested awards as of August 31, 2007	12,166	$27.63

Annual Director Grants	2,880	45.87
Awards vested	(5,220)	24.57

Unvested awards as of November 30, 2007	9,826	$34.60

The total expected compensation expense to be recognized related to the unvested Director Awards as of November 30, 2007 is $12 for the remainder of the four month “transition period” ending December 31, 2007, $110 for the year ending December 31, 2008, $38 for the year ending December 31, 2009, and $9 for the year ending December 31, 2010.

Long-Term Incentive Grants

The Compensation Committee may, from time to time, grant awards under the Plan to any executive officer or any employee it designates as a participant in accordance with general guidelines under the Plan. These guidelines include (i) options to purchase a specified number of units at a specified exercise price, which are clearly designated in the award as either an “incentive stock option” within the meaning of Section 422 of the Internal Revenue Code, or a “non-qualifying stock option” that is not intended to qualify as an incentive stock option under Section 422; (ii) Unit Appreciation Rights that specify the terms of the fair market value of the award on the date the unit appreciation right is exercised and the strike price; (iii) units; or (iv) any combination hereof. As of November 30, 2007, there have been no Long-Term Incentive Grants made under the Plan.

Related Party Awards

Through November 30, 2007, a partnership, the general partner of which is owned and controlled by the President of our General Partner, awarded to certain new officers of ETP certain rights related to units of ETE previously issued by ETE to such officer. These rights include the economic benefits of ownership of these units based on a 5-year vesting schedule whereby the officer will vest in the units at a rate of 20% per year. None of the costs related to such awards are paid by ETP or ETE. Based on GAAP covering related party transactions and unit-based compensation arrangements, we are recognizing non-cash compensation expense over the vesting period based on the grant date market value of the ETE units awarded the ETP employees assuming no forfeitures. Rights related to 55,000 of the ETE units vested in December 2007. Awards granted through November 30, 2007 result in a total non-cash compensation expense of approximately $23,523 to be recognized over the related vesting period. For the three month period ended November 30, 2007, we recognized non-cash compensation expense of $2,743 as a result of these awards. As these units were outstanding prior to these awards, the awards do not represent an increase in the number of outstanding units of either ETP or ETE and are not dilutive to cash distributions per unit with respect to either ETP or ETE. We expect to recognize non-cash compensation expense as follows in future periods related to these awards:

Remainder of the four month “transition period” ending December 31, 2007	$808
Years Ending:
December 31, 2008	6,939
December 31, 2009	4,122
December 31, 2010	2,399
December 31, 2011	1,146
December 31, 2012	175

13.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES, AND ENVIRONMENTAL LIABILITIES:

Regulatory Matters

On September 29, 2006, Transwestern filed revised tariff sheets under Section 4(e) of the Natural Gas Act (“NGA”) proposing a general rate increase to be effective on November 1, 2006. On March 9, 2007, Transwestern filed with the Federal Energy Regulatory Commission (the “FERC”) its Stipulation and Agreement of Settlement (“Stipulation and Agreement”) which provides for (i) revised base tariff rates, (ii) the amortization of certain costs, including the Enron Cash Balance Plan, regulatory commission expense, post retirement benefits, the accumulated reserve adjustment regulatory asset, deferred income taxes, and certain non-PCB environmental costs, and (iii) a depreciation rate of 1.20 percent for all transmission plant facilities. On April 27, 2007, FERC approved the Stipulation and Agreement with an effective date of April 1, 2007. Transwestern’s tariff rates and fuel charges are now final for the period of the settlement. Transwestern is not required to file a new rates case until October 1, 2011.

The Phoenix project, as filed with FERC on September 15, 2006, includes the construction and operation of approximately 260 miles of 36-inch or larger diameter pipeline extending from Transwestern’s existing mainline in Yavapai County, Arizona to delivery points in the Phoenix, Arizona area and certain looping on Transwestern’s existing San Juan Lateral with approximately 25 miles of 36-inch diameter pipeline. Total project costs are estimated to be approximately $710,000 including AFUDC with projected phased-in service dates in the third and fourth calendar quarter of 2008. On September 21, 2007, the FERC issued the final Environmental Impact Statement to Transwestern and on November 15, 2007 the FERC issued an order granting Transwestern its Certificate of Public Convenience and Necessity (“Order”). Pursuant to the Order, Transwestern filed its initial Implementation Plan on November 14, 2007 and accepted the Order on November 19, 2007. On December 17, 2007, two parties filed requests for rehearing of the Order and on December 20, 2007, one party filed a motion to stay the Order. Transwestern has incurred expenditures of $218,092 through November 30, 2007 for the Phoenix project.

On December 13, 2006, we entered into an agreement with Kinder Morgan Energy Partners, L.P. for a 50/50 joint development of Midcontinent Express Pipeline (“MEP”). MEP, an approximately 500-mile interstate natural gas pipeline that will originate near Bennington, Oklahoma, be routed through Perryville, Louisiana, and terminate at an interconnect with Transco’s interstate natural gas pipeline in Butler, Alabama, is currently pending necessary regulatory approvals. On February 14, 2007, MEP initiated public review of the project pursuant to FERC’s NEPA pre-filing review process. MEP filed its application with FERC for a Natural Gas Act Section 7 Certificate of Public Convenience and Necessity in October, 2007. The Section 7 Certificate must be granted before construction may commence. The approximately $1,270,000 pipeline project is expected to be in service by the first calendar quarter of 2009.

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

We have certain non-cancelable leases for property and equipment which require fixed monthly rental payments and expire at various dates through 2020. Rental expense under these operating leases totaled approximately $7,348 and $6,284 for the three month periods ended November 30, 2007 and 2006, respectively, and has been included in operating expenses in the accompanying statements of operations.

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

FERC/CFTC and Related Matters. On July 26, 2007, the FERC issued to us an Order to Show Cause and Notice of Proposed Penalties (the “Order and Notice”) that contains allegations that we violated FERC rules and regulations. The FERC has alleged that we engaged in manipulative or improper trading activities in the Houston Ship Channel, primarily on two dates during the fall of 2005 following the occurrence of Hurricanes Katrina and Rita, as well as on eight other dates from December 2003 through August 2005, in order to benefit financially from our commodities derivatives positions and from certain of our index-priced physical gas purchases in the Houston Ship Channel. The FERC has alleged that during these periods we violated the FERC’s then-effective Market Behavior Rule 2, an anti-market manipulation rule promulgated by FERC under authority of the Natural Gas Act (“NGA”). We allegedly violated this rule by artificially suppressing prices that were included in the Platts Inside FERC Houston Ship Channel index, published by McGraw-Hill Companies, on which the pricing of many physical natural gas contracts and financial derivatives are based. Additionally, the FERC has alleged that we manipulated daily prices at the Waha Hub and the Katy Hub near Houston, Texas. Our Oasis pipeline transports interstate natural gas pursuant to Natural Gas Policy Act (“NGPA”) Section 311 authority and is subject to FERC-approved rates, terms and conditions of service. The allegations related to the Oasis pipeline include claims that the Oasis pipeline violated NGPA regulations from January 26, 2004 through June 30, 2006 by granting undue preference to its affiliates for interstate NGPA Section 311 pipeline service to the detriment of similarly situated non-affiliated shippers and by charging in excess of the FERC-approved maximum lawful rate for interstate NGPA Section 311 transportation. The FERC also seeks to revoke, for a period of 12 months, our blanket marketing authority for sales of natural gas in interstate commerce at negotiated rates, which activity is expected to account for approximately 1.0% of our operating income for our 2007 fiscal year. If the FERC is successful in revoking our blanket marketing authority, our sales of natural gas at market-based rates would be limited to sales of natural gas to retail customers (such as utilities and other end users) and sales from our own production, and any other sales of natural gas by us would be required to be made at prices that would be subject to the FERC approval. Also on July 26, 2007, the United States Commodity Futures Trading Commission (the “CFTC”) filed suit in United States District Court for the Northern District of Texas alleging that we violated provisions of the Commodity Exchange Act by attempting to manipulate natural gas prices in the Houston Ship Channel. It is alleged that such manipulation was attempted during the period from late September through early December 2005 to allow us to benefit financially from our commodities derivatives positions.

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

In addition to the FERC and CFTC legal actions, third parties have asserted claims and may assert additional claims against us and ETE for damages related to these matters. In this regard, several natural gas producers and a natural gas marketing company have initiated legal proceedings in Texas state courts against us and ETE for claims related to the FERC and CFTC claims. These suits contain contract and tort claims relating to alleged manipulation of natural gas prices at the Houston Ship Channel and the Waha Hub in West Texas, as well as the natural gas price indices related to these markets and the Permian Basin natural gas price index, and seek unspecified direct, indirect, consequential and exemplary damages. One of the suits against us and ETE contains an additional allegation that the defendants transported gas in a manner that favored their affiliates and discriminated against the plaintiff, and otherwise artificially affected the market price of gas to other parties in the market. One of the producers also seeks to intervene in the FERC proceeding, alleging that it is entitled to a FERC-ordered refund of $5,900 plus interest and costs. This producer has also filed a complaint at FERC against us and ETE requesting an agency hearing and claiming that we and ETE violated the NGA by failing to make sales for resale at negotiated rates; intentionally engaged in market manipulation; knowingly submitted misleading information to Platts; and caused damages to the producer group in the amount of $5,900. This producer has requested refunds and other remedies. On December 20, 2007, FERC denied this producer’s request to intervene in the FERC proceeding. FERC has not taken any action on the producer’s complaint.

In addition, a consolidated class action complaint has been filed against us in the United States District Court for the Southern District of Texas. This action alleges that we engaged in intentional and unlawful manipulation of the price of natural gas futures and options contracts on the New York Mercantile Exchange, or NYMEX, in violation of the Commodity Exchange Act (“CEA”). It is further alleged that during the class period December 29, 2003 to December 31, 2005, we had the market power to manipulate index prices, and that we used this market power to artificially depress the index prices at major natural gas trading hubs, including the Houston Ship Channel, in order to benefit our natural gas physical and financial trading positions and intentionally submitted price and volume trade information to trade publications. This complaint also alleges that we also violated the CEA because we knowingly aided and abetted violations of the CEA. This action alleges that this unlawful depression of index prices by us manipulated the NYMEX prices for natural gas futures and options contracts to artificial levels during the class period, causing unspecified damages to plaintiff and all other members of the putative class who purchased and/or sold natural gas futures and options contracts on NYMEX during the class period. The class action complaint consolidated two class actions which were pending against us. Following the consolidation order, the plaintiffs who had filed these two earlier class actions filed the consolidated complaint. They have requested certification of their suit as a class action, unspecified damages, court costs and other appropriate relief.

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

In re Natural Gas Royalties Qui Tam Litigation. MDL Docket No. 1293 (D. WY), Jack Grynberg, an individual, has filed actions against a number of companies, including Transwestern, now transferred to the U.S. District Court for the District of Wyoming, for damages for mis-measurement of gas volumes and Btu content, resulting in lower royalties to mineral interest owners. On October 20, 2006, the District Judge adopted in part the earlier recommendation of the Special Master in the case and ordered the dismissal of the case against Transwestern. Transwestern believes that its measurement practices conformed to the terms of its FERC Gas Tariffs, which were filed with and approved by the FERC. As a result, Transwestern believes that is has meritorious defenses to these lawsuits (including FERC-related affirmative defenses, such as the filed rate/tariff doctrine, the primary/exclusive jurisdiction of FERC, and the defense that Transwestern complied with the terms of its tariffs) and will continue to vigorously defend against them, including any appeal which may be taken from the dismissal of the Grynberg case. Transwestern does not believe the outcome of this case will have a material adverse effect on its financial position, results of operations or cash flows. A hearing was held on April 24, 2007 regarding Transwestern’s Supplemental Brief for Attorneys’ fees which was filed on January 8, 2007 and the issues are submitted and are awaiting a decision. Grynberg moved to have the cases he appealed remanded to the district court for consideration in light of a recently-issued Supreme Court case. The defendants/appellees opposed the motion. The Tenth Circuit motions panel referred the remand motion to the merits panel to be carried with the appeals. Grynberg’s opening brief was filed on or about July 31, 2007. Appellee’s opposition brief was filed on or about November 21, 2007.

Transwestern Phoenix Project Eminent Domain Actions. Pursuant to the FERC Certificate of Public Convenience and Necessity and the section 7(h) of the NGA, Transwestern exercised its eminent domain authority by commencing proceedings on or about November 26, 2007 in the United States District Court, District of Arizona by filing namely a Motion for Preliminary Injunction on only those tracts of land where an easement had not been obtained by negotiation. The hearing on the Motion for Preliminary Injunction has been set for February 14, 2008, with an injunction to be issued by no later than February 26, 2008, if appropriate.

Transwestern Trespass Actions. Transwestern is managing two threatened trespass actions related to right of way (“ROW”) on allotted land. The threatened actions concerns 5,100 feet of ROW on private allotments within the Laguna Pueblo that expired on December 28, 2002. Transwestern received a letter dated March 19, 2003 from the United States Department of the Interior, Bureau of Indian Affairs (“BIA”) on behalf of the two allotments asserting trespass. Transwestern’s legal exposure related to this matter is not currently determinable. Negotiations are ongoing on this matter.

Another action involves an agreement with the BIA covering 44 miles of ROW on a total of 68 Navajo allotments. This ROW agreement expired on January 1, 2004. One allottee sent a letter dated January 16, 2004 to the BIA claiming Transwestern trespassed and that allotee’s claim of trespass has been settled and his consent to use the property has been acquired. Transwestern filed a renewal application with the BIA during October 2002, and has received two grants from the BIA for allotted lands in New Mexico and Arizona, which are effective through December 31, 2023. The last ROW from the BIA was executed on October 19, 2007.

Houston Pipeline Cushion Gas Litigation. At the time of the HPL System acquisition, AEP Energy Services Gas Holding Company II, L.L.C., HPL Consolidation LP and its subsidiaries (the “HPL Entities”), their parent companies and American Electric Power Corporation (“AEP”), were engaged in ongoing litigation with Bank of America (“B of A”) that related to AEP’s acquisition of HPL in the Enron bankruptcy and B of A’s financing of cushion gas stored in the Bammel Storage Facility (“Cushion Gas”). This litigation is referred to as the “Cushion Gas Litigation”. Under the terms of the Purchase and Sale Agreement and the related Cushion Gas Litigation Agreement, AEP and its subsidiaries that were the sellers of the HPL Entities retained control of the Cushion Gas Litigation and have agreed to indemnify ETC OLP and the HPL Entities for any damages arising from the Cushion Gas Litigation and the loss of use of the Cushion Gas, up to a maximum of the amount paid by ETC OLP for the HPL Entities and the working gas inventory (approximately $1,000,000 in the aggregate). The Cushion Gas Litigation Agreement terminates upon final resolution of the Cushion Gas Litigation. In addition, under the terms of the Purchase and Sale Agreement, AEP retained control of additional matters relating to ongoing litigation and environmental remediation and agreed to bear the costs of or indemnify ETC OLP and the HPL Entities for the costs related to such matters. On December 18, 2007, the United States District Court for the Southern District of New York held that B of A is entitled to receive monetary damages from AEP and the HPL Entities of approximately $347,300 less the monetary amount B of A would have incurred to remove 55 Bcf of natural gas from the Bammel Storage Facility. AEP filed a notice of motion for reconsideration questioning the court’s damages calculation. AEP will determine whether it will appeal the court decision once a final judgment is entered. Based on the indemnification provisions of the Cushion Gas Litigation Agreement, ETP does not expect that it will be liable for any portion of this court award.

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

As of November 30, 2007 and August 31, 2007, an accrual of $30,518 and $30,275, respectively, was recorded as accrued and other current liabilities and other non-current liabilities on our consolidated balance sheets for our contingencies and current litigation matters, excluding accruals related to environmental matters.

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

Transwestern conducts soil and groundwater remediation at a number of its facilities. Some of the clean up activities include remediation of several compressor sites on the Transwestern system for presence of polychlorinated biphenyls (“PCBs”) which are not eligible for recovery in rates. The total accrued future estimated cost of remediation activities expected to continue through 2018 is $11,940. Transwestern received FERC approval for rate recovery of the portion of soil and groundwater remediation not related to PCBs effective April 1, 2007.

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

Petroleum-based contamination or environmental wastes are known to be located on or adjacent to six sites on which HOLP presently has, or formerly had, retail propane operations. These sites were evaluated at the time of their acquisition. In all cases, remediation operations have been or will be undertaken by others, and in all six cases, HOLP obtained indemnification rights for expenses associated with any remediation from the former owners or related entities. We have not been named as a potentially responsible party at any of these sites, nor have our operations contributed to the environmental issues at these sites. Accordingly, no amounts have been recorded in our November 30, 2007 or our August 31, 2007 consolidated balance sheets. Based on information currently available to us, such projects are not expected to have a material adverse effect on our financial condition or results of operations.

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

As of November 30, 2007 and August 31, 2007, an accrual on an undiscounted basis of $16,051 and $16,455, respectively, was recorded in our consolidated balance sheets as accrued and other current liabilities and other non-current liabilities to cover material environmental liabilities related to certain matters assumed in connection with the HPL acquisition, the Transwestern acquisition, and the potential environmental liabilities for three sites that were formerly owned by Titan or its predecessors.

Based on information available at this time and reviews undertaken to identify potential exposure, we believe the amount reserved for all of the above environmental matters is adequate to cover the potential exposure for clean-up costs.

Our pipeline operations are subject to regulation by the U.S Department of Transportation (“DOT”) under the Pipeline Hazardous Materials Safety Administration (“PHMSA”) pursuant to which the PHMSA has established regulations relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, the PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas.” Through November 30, 2007, Transwestern did not incur any costs associated with the IMP Rule and has satisfied all of the requirements until 2010. Through November 30, 2007, a total of $2,740 of capital costs and $4,973 of operating and maintenance costs have been incurred for pipeline integrity testing for our transportation assets other than Transwestern. Through November 30, 2007, a total of $1,859 of capital costs and $225 of operating and maintenance costs have been incurred for pipeline integrity testing for Transwestern. Integrity testing and assessment of all of these assets will continue, and the potential exists that results of such testing and assessment could cause us to incur even greater capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of its pipelines.

14.	PRICE RISK MANAGEMENT ASSETS AND LIABILITIES:

Accounting for Derivative Instruments and Hedging Activities

We have established a formal risk management policy in which derivative financial instruments are employed in connection with an underlying asset, liability and/or anticipated transaction. We apply Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended, to account for our derivative financial instruments. This statement requires that all derivatives be recognized in the balance sheet as either an asset or liability measured at fair value. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statement of operations and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

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

We are exposed to market risk for changes in interest rates related to our bank credit facilities. We manage a portion of our interest rate exposures by utilizing interest rate swaps and similar arrangements which allow us to effectively convert a portion of variable rate debt into fixed rate debt. Certain of our interest rate derivatives are accounted for as cash flow hedges. We report the realized gain or loss and ineffectiveness portions of those hedges in interest expense. Gains and losses on interest rate derivatives that are not cash flow hedges are classified in other income for the three months ended November 30 2007. For the three months ended November 30, 2006, such gains or losses were reported in interest expense.

Cash flows from derivatives accounted for as cash flow hedges are reported as cash flows from operating activities, in the same category as the cash flows from the items being hedged.

Commodity Price Risk

We are exposed to market risks related to the volatility of natural gas, NGL and propane prices. To reduce the impact of this price volatility, we primarily utilize various exchange-traded and over-the-counter commodity financial instrument contracts to limit our exposure to margin fluctuations in natural gas, NGL and propane prices. These contracts consist primarily of futures and swaps and are recorded at fair value on the condensed consolidated balance sheets. We have established a formal risk management policy in which derivative financial instruments are employed in connection with an underlying asset, liability and/or anticipated transaction. Furthermore, management reviews the creditworthiness of the derivative counterparties to manage against the risk of default on a weekly basis.

We use a combination of financial instruments including, but not limited to, futures, price swaps, options and basis swaps to manage our exposure to market fluctuations in the prices of natural gas and NGLs. We enter into these financial instruments with brokers who are clearing members with NYMEX and directly with counterparties in the over-the-counter (“OTC”) market. We are subject to margin deposit requirements under the OTC agreements and NYMEX positions. NYMEX requires brokers to obtain an initial margin deposit based on an expected volume of the trade when the financial instrument is initiated. This amount is paid to the broker by both counterparties of the financial instrument to protect the broker from default by one of the counterparties when the financial instrument settles. We also have maintenance margin deposits with certain counterparties in the OTC market. The payments on margin deposits occur when the value of a derivative exceeds our pre-established credit limit with the counterparty. Margin deposits are returned to us on the settlement date. We had net deposits with derivative counterparties of $69,788 and $45,490 as of November 30, 2007 and August 31, 2007, respectively, reflected as deposits paid to vendors on our condensed consolidated balance sheets.

The market prices used to value our financial derivatives and related transactions have been determined using independent third party prices, readily available market information, broker quotes and appropriate valuation techniques.

Non-trading Activities

If we designate a derivative financial instrument as a cash flow hedge and it qualifies for hedge accounting, a change in the fair value is deferred in Accumulated Other Comprehensive Income (“OCI”) until the underlying hedged transaction occurs. Any ineffective portion of a cash flow hedge’s change in fair value is recognized each period in earnings. Realized gains and losses on derivative financial instruments that are designated as cash flow hedges are included in cost of products sold in the period the hedged transactions occur. Gains and losses deferred in OCI related to cash flow hedges remain in OCI until the underlying physical transaction occurs, unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter. For those financial derivative instruments that do not qualify for hedge accounting, the change in market value is recorded in cost of products sold in the condensed consolidated statements of operations. We reclassified into earnings losses of $65 and gains of $3,168 for the three months ended November 30, 2007 and 2006, respectively, related to commodity financial instruments that were previously reported in OCI.

We expect gains of $45,215 to be reclassified into earnings over the next twelve months related to income currently reported in OCI. The amount ultimately realized, however, will differ as commodity prices change and the underlying physical transaction occurs. The majority of our commodity-related derivatives are expected to settle within the next two years.

In the course of normal operations, we routinely enter into contracts such as forward physical contracts for the purchase and sale of natural gas, propane, and other NGLs, that under SFAS 133, qualify for and are designated as a normal purchase and sales contracts. Such contracts are exempted from the fair value accounting requirements of SFAS 133 and are accounted for using accrual accounting. For contracts that are not designated as normal purchase and sales contracts, the change in market value is recorded in costs of products sold in the condensed consolidated statements of operations. In connection with the HPL acquisition, we acquired certain physical forward contracts that contain embedded options. These contracts have not been designated as normal purchase and sale contracts, and therefore, are marked to market in addition to the financial options that offset them. The Black-Scholes valuation model was used to estimate the value of these embedded options.

Trading Activities

Trading activities are monitored independently by our risk management function and must take place within predefined limits and authorizations. Certain activities where limited market risk is assumed are considered trading for accounting purposes and are executed with the use of a combination of financial instruments including, but not limited to, basis contracts and gas daily contracts. The derivative contracts that are entered into for trading purposes, subject to limits, are recognized on the condensed consolidated balance sheets at fair value, and changes in the fair value of these derivative instruments are recognized in midstream and intrastate transportation and storage revenue in the condensed consolidated statements of operations on a net basis.

The following table details the outstanding commodity-related derivatives as of November 30, 2007 and August 31, 2007, respectively:

November 30, 2007	Commodity	Notional Volume MMBTU	Maturity	Fair Value
Mark to Market Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	40,585,056	2007-2009	$9,755
Swing Swaps IFERC	Gas	(5,880,000)	2007-2008	1,266
Fixed Swaps/Futures	Gas	(4,045,000)	2007-2009	8,907
Forward Physical Contracts	Gas	(12,451,959)	2007-2008	(1,448)
Options	Gas	(732,000)	2007-2008	(212)
Forward/Swaps - in Gallons	Propane	12,558,000	2007-2008	2,647

(Trading)
Basis Swaps IFERC/NYMEX	Gas	(16,300,000)	2007-2008	$(9,833)
Swing Swaps IFERC	Gas	(3,410,000)	2007	606
Forward Physical Contracts	Gas	2,240,000	2007	(1,370)
Fixed Swaps/Futures	Gas	(3,255,000)	2007	2,274

Cash Flow Hedging Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	(42,175,000)	2007-2009	$(4,986)
Fixed Swaps/Futures	Gas	(45,947,500)	2007-2009	59,902

August 31, 2007

Mark to Market Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	14,195,262	2007-2009	$5,551
Swing Swaps IFERC	Gas	7,282,500	2007-2008	(514)
Fixed Swaps/Futures	Gas	(590,000)	2007-2009	1,298
Forward Physical Contracts	Gas	(6,437,413)	2007-2008	343
Options	Gas	(976,000)	2007-2008	(346)
Forward/Swaps - in Gallons	Propane	8,862,000	2007-2008	777

(Trading)
Basis Swaps IFERC/NYMEX	Gas	(4,922,500)	2007-2008	$2,390
Swing Swaps IFERC	Gas	(21,250,000)	2007	(33)
Forward Physical Contracts	Gas	—	2007	323
Fixed Swaps/Futures	Gas	(10,275,000)	2007	(177)

Cash Flow Hedging Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	(10,962,500)	2007-2008	$124
Fixed Swaps/Futures	Gas	(11,230,000)	2007-2009	23,078

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

Interest Rate Risk

We are exposed to market risk for changes in interest rates related to our bank credit facilities. We manage a portion of our interest rate exposures by utilizing interest rate swaps and similar arrangements which allow us to effectively convert a portion of variable rate debt into fixed rate debt. Certain of our interest rate derivatives are accounted for as cash flow hedges. We report the realized gain or loss and ineffectiveness portions of those hedges in interest expense. Gains and losses on interest rate derivatives that are not cash flow hedges are classified in other income in the three month period ending November 30, 2007. For the three months ending November 30, 2006, gains or losses related to our interest rate derivatives were reported in interest expense.

The following table represents interest rate swap derivatives at November 30, and August 31, 2007:

Term	Notional Amount	Type	SFAS 133 Hedge	Fair Value Asset (Liability) as of
				November 30, 2007	August 31, 2007
March 2009	$125,000	Pay Fixed 5.14% Receive Float	No	$(1,762)	$(498)

We reclassified into earnings losses of $145 and $2,713 for the three months ended November 30, 2007 and 2006, respectively, related to interest rate swaps that were previously reported in OCI. We expect gains of $340 to be reclassified into earnings over the next twelve months related to income on interest rate financial instruments currently reported in OCI. The amount ultimately realized, however, could differ as interest rates change.

The following table represents pre-tax balances in OCI related to interest rate swaps as of November 30, and August 31, 2007:

Date Settled	Term	Notional Amount	Type	SFAS 133 Hedge	Remaining Balance in OCI Income (Loss) as of
					November 30, 2007	August 31, 2007
April 2007	2014	$400,000	LIBOR Forward Starting	Yes	$(11,135)	$(11,562)
June 2006	2016	200,000	Treasury Lock	Yes	12,308	12,597
January 2005	2017	100,000	Treasury Lock	Yes	(272)	(280)

					$901	$755

Summary of Derivative Gains and Losses

The following represents gains (losses) on derivative activity for the periods presented:

	Three Months Ended November 30,
	2007	2006
Commodity-related
Unrealized gains recognized in cost of products sold related to commodity-related derivative activity, excluding ineffectiveness	$13,806	$3,267
Ineffective portion of derivatives qualifying for hedge accounting recognized in cost of products sold	346	2,585
Realized losses related to commondity-related derivatives included in cost of products sold	(439)	(3,186)
Trading unrealized losses recognized in revenues	(10,826)	(11,199)
Trading realized gains recognized in revenues	8,809	14,163

Interest rate swaps
Unrealized losses on interest rate swap included in other income (November 2007) and interest expense (November 2006), excluding ineffectiveness	$(1,264)	$(1,912)
Ineffective portion of derivatives qualifying for hedge accounting included in interest expense	—	(2,825)
Realized (losses) gains on interest rate swap included in interest and other income, net in fiscal 2007, and interest expense in prior periods	(75)	793

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

During the three months ended November 30, 2007, the Operating Partnerships made the following sales to and purchases from affiliates of Enterprise G.P. Holdings, L.P. (“Enterprise”):

Enterprise Transactions	Product	Volumes (in thousands)	Dollars
Propane Operations - Purchases	Propane - gallons	74,648	$113,111

Natural Gas Operations - Sales	NGLs - gallons	189	317
	Natural Gas - MMBtu	1,252	7,610

Purchases	Natural Gas Imbalances-MMBtu	3,460	20,995

Accounts receivable from and accounts payable to related companies as of November 30, 2007 and August 31, 2007 relate primarily to activities in the normal course of business.

ETC OLP and Enterprise transport natural gas on each other’s pipelines, share operating expenses on jointly-owned pipelines, and ETC OLP sells natural gas to Enterprise. The following table summarizes the related party balances with Enterprise on our condensed consolidated balance sheets:

	November 30, 2007	August 31, 2007
Accounts receivable	$4,125	$2,010
Accounts payable	$6,315	$4,553
Imbalance payable	$11,409	$7,100

Our propane operations have a combined accounts payable to Enterprise of approximately $22,964 and $8,900 as of November 30, 2007 and August 31, 2007, respectively.

Accounts receivable from related companies (excluding Enterprise which is described above) consists of the following:

	November 30, 2007	August 31, 2007
ETP GP	$98	$98
ETE	1,521	1,096
Midcontinent Express pipeline - MEP	4,876	2,291
Energy Transfer Technologies, Ltd.	3,487	943
Others	757	462

Total accounts receivable from related companies excluding Enterprise	$10,739	$4,890

The Chief Executive Officer (“CEO”) of our General Partner, Mr. Kelcy Warren, voluntarily determined that effective October 19, 2007, his salary would be reduced to $1.00 plus an amount sufficient to cover his allocated payroll deductions for health and welfare benefits. Mr. Warren also declined the cash bonus of $750 for our fiscal year 2007 that had been accrued for him as of August 31, 2007, and decided that he would not accept any future equity awards under our 2004 Unit Plan. In accordance with GAAP, we recorded compensation expense and an offsetting capital contribution of $125 for the three months ended November 30, 2007 as an estimate of the reasonable compensation level for the CEO position, and transferred the $750 accumulated fiscal year 2007 bonus from accrued liabilities to partners’ capital.

16.	REPORTABLE SEGMENTS:

Our financial statements reflect four reportable segments which conduct their business exclusively in the United States of America, as follows:

ETC OLP:

•	midstream operations

•	intrastate transportation and storage operations

ET Interstate:

•	interstate transportation operations

HOLP and Titan:

•	retail propane operations

As of December 1, 2006, with the completion of our acquisition of Transwestern, we have a new reporting segment for our interstate transportation operations. As a result, the comparability of the segment operations information is affected by this addition. The volumes and results of operations data for the three months ended November 30, 2007 include the interstate operations for the entire period. However, the volumes and results of operations for the three months ended November 30, 2006 do not include the interstate operations. The comparability of the segment data for the three month period ending November 30, 2007 to the prior period is also affected by the allocation of administrative expenses, as discussed further below.

Segments below the quantitative thresholds are classified as “other”. The components of the “other” classification have not met any of the quantitative thresholds for determining reportable segments. Management has included the wholesale propane operations in “other” for all periods presented in this report because such operations are not material.

We evaluate the performance of our operating segments based on operating income exclusive of general partnership selling, general, administrative expenses, gain (loss) on disposal of assets, minority interests, interest expense, earnings (losses) from equity investments and income tax expense (benefit). Certain overhead costs relating to a reportable segment have been allocated for purposes of calculating operating income. Effective with the Transwestern acquisition on December 1, 2006, we began allocating administration expenses from the Partnership to our Operating Partnerships using the Modified Massachusetts Formula Calculation (“MMFC”). The amounts allocated to the midstream and intrastate transportation segments, propane segment and interstate transportation segment for the three months ended November 30, 2007 were approximately $3,982 to midstream, $1,539 to interstate transportation and $3,529 to propane, for a total of approximately $9,050. These amounts were offset by costs allocated to the Partnership from the Operating Partnerships for support services. The amounts allocated to the Partnership, using the MMFC, from the midstream and intrastate transportation and propane segments for the three months ended November 30, 2007 were $1,723 and $640, respectively. No such amounts were allocated to the Partnership from the interstate transportation segment for the three months ended November 30, 2007.

The following table presents the financial information by segment for the following periods:

	Three Months Ended November 30,
	2007	2006
Volumes:
Midstream
Natural gas MMBtu/d - sold	1,074,560	979,978
NGLs bbls/d - sold	24,956	11,569
Transportation and storage
Natural gas MMBtu/d - transported	8,831,276	4,800,086
Natural gas MMBtu/d - sold	1,220,692	1,310,077
Interstate transportation
Natural gas MMBtu/d - transported	1,728,028	—
Retail propane gallons (in thousands)	130,425	140,631

	Three Months Ended November 30,
	2007	2006
Revenues:
Midstream	$834,515	$608,183
Eliminations	(476,033)	(356,592)
Intrastate transportation and storage	888,968	810,853
Interstate transportation (see Note 2)	57,515	—
Retail propane and other retail propane related	318,521	295,239
All other	4,711	30,762

Total revenues	$1,628,197	$1,388,445

Cost of Sales:
Midstream	$736,401	$558,718
Eliminations	(476,033)	(356,592)
Intrastate transportation and storage	684,371	681,857
Interstate transportation	—	—
Retail propane and other retail propane related	198,897	175,350
All other	4,203	28,010

Total cost of sales	$1,147,839	$1,087,343

Depreciation and Amortization:
Midstream	$9,835	$4,619
Intrastate transportation and storage	15,411	12,297
Interstate transportation	9,221	—
Retail propane and other retail propane related	18,117	16,592
All other	144	301

Total depreciation and amortization	$52,728	$33,809

	Three Months Ended November 30,
	2007	2006
Operating Income (Loss):
Midstream	$64,157	$31,569
Intrastate transportation and storage	118,782	61,799
Interstate transportation	23,958	—
Retail propane and other retail propane related	17,485	17,858
All other	(496)	253
Selling general and administrative expenses not allocated to segments	(1,106)	(3,637)

Total operating income	$222,780	$107,842

Other items not allocated by segment:
Interest expense	$(49,934)	$(41,462)
Equity in earnings (losses) of affiliates	(241)	4,887
Gain on disposal of assets	13,124	1,944
Interest and other income, net	42	1,671
Income tax expense	(5,523)	(3,596)
Minority interests	—	(254)

	(42,532)	(36,810)

Net income	$180,248	$71,032

	November 30, 2007	August 31, 2007
Total Assets:
Midstream	$1,233,364	$801,968
Intrastate transportation and storage	3,890,200	3,534,013
Interstate transportation	1,765,262	1,653,363
Retail propane and other retail propane related	1,731,448	1,593,863
All other	103,168	125,221

Total	$8,723,442	$7,708,428

	Three Months Ended November 30,
	2007	2006
Additions to Property, Plant and Equipment including acquisitions (accrual basis):
Midstream	$403,229	$60,483
Intrastate transportation and storage	236,054	199,889
Interstate transportation	123,688	—
Retail propane and other retail propane related	41,511	25,582
All other	584	502

Total	$805,066	$286,456

17.	SUBSEQUENT EVENTS:

On December 18, 2007, the Partnership sold in a public offering 5,000,000 common units representing limited partner interests at $48.81 per common unit. ETP used the net proceeds from the offering to repay approximately $240,000 outstanding under the ETP Term Loan Facility. The remaining balance on the ETP Term Loan Facility was repaid with funds from the ETP Credit Facility. ETP also granted the underwriters a 30-day option to purchase up to an aggregate of 750,000 additional common units to cover over-allotments, if any. The offering was made pursuant to an effective shelf registration statement and prospectus filed by ETP with the Securities and Exchange Commission.

The underwriters exercised their option in full and ETP issued 750,000 additional common units at $48.81 per common unit on January 8, 2008. The proceeds of $35,235, net of offering costs, were used to repay borrowings from the ETP Credit Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

(Tabular dollar amounts, except per unit data, are in thousands)

The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended August 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on October 30, 2007. Our Management’s Discussion and Analysis includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in Item 1A “Risk Factors” included in this report and in our Annual Report for the year ended August 31, 2007.

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

During the past several years we have been successful in completing several transactions that have been accretive to our Unitholders. First and foremost was the combination of the retail propane operations of Heritage Propane, L.P.

and the midstream and intrastate transportation and storage operations of ETC OLP in January 2004. Subsequent to the combination we have made numerous significant acquisitions in both our natural gas and propane operations, most notably the following:

•	ET Fuel System in June 2004

•	HPL System in January 2005

•	Titan Propane in June 2006

•	Transwestern in December 2006

•	Canyon Gathering System in October 2007

The Canyon Gathering System (included in our midstream segment) consists of approximately 1,800 miles of gathering pipeline ranging in diameters from two inches to 16 inches in the Piceance-Uinta Basin of Colorado and Utah and six conditioning plants with an aggregated processing capacity of 90 MMcf/d. The system currently gathers approximately 130,000 MMBtu/d from 1,400 wells and is connected to five major pipeline systems.

We have also made significant investments in internal growth projects which we believe will provide additional cash flow to our Unitholders in years to come.

Our principal operations are conducted in the following reportable segments (see Note 16 to our unaudited condensed consolidated financial statements):

•

Midstream - Revenue is primarily generated by the volumes of natural gas gathered, compressed, treated, processed, transported, purchased and sold through our pipelines (excluding the transportation pipelines) and gathering systems as well as the level of natural gas and NGL prices.

•

Intrastate transportation and storage - Revenue is typically generated from fees charged to customers to reserve firm capacity on or move gas through the pipeline on an interruptible basis. A monetary fee and/or fuel retention are also components of the fee structure. Excess fuel retained after consumption is typically valued at the first of the month published market prices and strategically sold when market prices are high. The HPL System generates revenue primarily from the sale of natural gas to electric utilities, independent power plants, local distribution companies, industrial end-users, and other marketing companies. The use of the Bammel storage reservoir allows us to purchase physical natural gas and then sell financial contracts at a price sufficient to cover its carrying costs and provide a gross profit margin.

•	Interstate transportation - The revenues of this segment consist primarily of fees earned from natural gas transportation services and operational gas sales.

•	Retail propane - Revenue is generated from the sale of propane and propane-related products and services.

Our midstream and propane operations are primarily margin-driven businesses, while our intra- and interstate transportation and storage operations are primarily fee-driven businesses. Thus, our results are significantly impacted by the margins we realize and the volumes we sell, transport and store, and to a lesser extent, commodity prices.

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

Detailed descriptions of our business and segments are included in our Annual Report on Form 10-K for the year ended August 31, 2007 filed with the SEC on October 30, 2007.

Analytical Analysis

The following is a discussion of our historical financial condition and results of operations, and should be read in conjunction with our historical condensed consolidated financial statements and accompanying notes thereto included in Part I, Item 1 of this Form 10-Q.

The comparability of our condensed consolidated financial statements is affected by our 100% acquisition of Transwestern on December 1, 2006 and our purchases of 50% of CCEH in November 2006 (see Note 2 to our condensed consolidated financial statements). The comparability is also affected by fluctuation in natural gas prices, mainly in our producer services’ gas sales and purchases and natural gas sales and purchases on our HPL system. Since we buy and sell natural gas primarily based on either first of month index prices, gas daily average prices or a combination of both, our gas sales and purchases tend to be higher when natural gas prices are high and our gas sales and purchases tend to be lower when natural gas prices are lower. However, a change in natural gas prices is only one of several elements that impact our overall margin. Other factors include, but are not limited to, volumetric changes, our hedging strategies and the use of financial instruments, fee-based revenues, trading activities, and basis differences between market hubs.

Analysis of Operating Data - Volumes

Midstream

	Three Months Ended November 30,
	2007	2006	Increase
Natural gas MMBtu/d - sold	1,074,560	979,978	94,582
NGLs Bbls/d - sold	24,956	11,569	13,387

•

For the three months ended November 30, 2007 compared to the three months ended November 30, 2006, natural gas sales volumes increased principally due to more favorable market conditions during the fiscal 2008 period resulting in higher sales volumes conducted by our producer services’ operations. The increase in NGL sales volumes is principally due to the completion of our Godley processing plant in the 2007 fiscal period and the continued expansion of the plant since placing it into service in the first fiscal quarter of 2007. As of November 30, 2007, the Godley plant had approximately 300,000 MMcf/d of cyroprocessing capacity and 100,000 MMCf/d of refrigeration processing capacity.

Intrastate Transportation and Storage

	Three Months Ended November 30,		Increase (Decrease)
	2007	2006
Natural gas MMBtu/d - transported	8,831,276	4,800,086	4,031,190
Natural gas MMBtu/d - sold	1,220,692	1,310,077	(89,385)

•

For the three months ended November 30, 2007, transported natural gas volumes increased principally due to the increased volumes experienced on the ET Fuel and East Texas Pipeline systems as a result of increased demand to transport natural gas out of the Barnett Share and Bossier Sands producing regions, the continued effort to secure long-term shipper contracts, and the completion of the Cleburne to Carthage Pipeline in fiscal 2007. Natural gas sales volumes on the HPL System for the three months ended November 30, 2007 compared to the three months ended November 30, 2006, decreased primarily due to the new CenterPoint contract that commenced on April 1, 2007. Under the previous contract, we sold and delivered natural gas to CenterPoint for a bundled price. Under the terms of the new agreement, CenterPoint has contracted for 129 Bcf per year of firm transportation capacity combined with 10 Bcf of working gas capacity in our Bammel storage facility.

Interstate Transportation

	Three Months Ended November 30,		Increase
	2007	2006
Natural gas MMBtu/d - transported	1,728,028	—	1,728,028

The increase was due to the 100% acquisition of Transwestern on December 1, 2006.

Retail Propane

	Three Months Ended November 30,		Decrease
	2007	2006
Retail propane gallons sold	130,425	140,631	(10,206)
(in thousands)

•

Total gallons sold by our retail propane operations decreased due to a combination of below normal degree days, customer conservation, and the slow down of new home construction in our propane markets. The overall weather in our areas of operations during the three months ended November 30, 2007 was 10.9% warmer than the three months ended November 30, 2006 and 14.5% warmer than normal.

Analysis of Results of Operations

In the following analysis of results of operations, tabular dollar amounts are expressed in thousands.

Consolidated Results

	Three Months Ended November 30,		Amount of Change
	2007	2006
Revenues	$1,628,197	$1,388,445	$239,752
Cost of sales	1,147,839	1,087,343	60,496

Gross margin	480,358	301,102	179,256

Operating expenses	161,955	132,381	29,574
Selling, general and administrative	42,895	27,070	15,825
Depreciation and amortization	52,728	33,809	18,919

Operating income	222,780	107,842	114,938

Interest expense	(49,934)	(41,462)	(8,472)
Equity in earnings (losses) of affiliates	(241)	4,887	(5,128)
Gain on disposal of assets	13,124	1,944	11,180
Interest and other income, net	42	1,671	(1,629)
Income tax expense	(5,523)	(3,596)	(1,927)
Minority interests	—	(254)	254

Net income	$180,248	$71,032	$109,216

See the detailed discussion of revenues, costs of sales, margin and operating expense by operating segment below.

Interest Expense. For the three months ended November 30, 2007 compared to the three months ended November 30, 2006, interest expense increased $8.5 million. The principal factor for this increase was a net $10.7 million increase in interest expense related to borrowings on the Partnership’s Senior Notes and the revolving credit facility and $2.9 million of interest on borrowings related to the Transwestern acquisition. Partnership borrowings increased primarily due to the financing of our growth capital expenditures and the Canyon acquisition. The increased interest expense was offset by $2.8 million of hedge ineffectiveness charges and $1.9 million of unrealized losses related to non-hedged interest rate swaps included in interest expense for the three months ended November 30, 2006. Unrealized gains and losses related to non-hedged interest rate swaps were included in interest and other income, net for the three months ended November 30, 2007. The increase in interest expense was also offset by propane related interest which decreased $1.3 million due primarily to the scheduled debt payments that have occurred between the three month periods.

Equity in Earnings of Affiliates. The decrease in equity in earnings of affiliates for the three months ended November 30, 2007 compared to the three months ended November 30, 2006 was due primarily to $5.1 million of equity income from our 50% ownership of CCEH for the month of November 2006. We redeemed our investment in CCEH in connection with our Transwestern acquisition on December 1, 2006. We do not include earnings from equity method unconsolidated affiliates in our measurement of operating income because such earnings have not been significant historically.

Gain on Sale of Assets. On October 1, 2007 we sold our 60% interest in a Canadian wholesale fuel business for a gain of $10.2 million.

Income Tax Expense. As a partnership, we are generally not subject to income taxes. However, certain wholly-owned subsidiaries are corporations that are subject to income taxes.

The increase in income tax expense for the three months ended November 30, 2007 was primarily related to the Texas margin tax that was not effective until January 1, 2007 and $3.9 million of taxes on the gain on the sale of our interests in a Canadian wholesale fuel business.

Segment Operating Results

Operating income by segment is as follows:

	Three Months Ended November 30,		Amount of Change
	2007	2006
Midstream	$64,157	$31,569	$32,588
Intrastate Transportation and Storage	118,782	61,799	56,983
Interstate Transportation	23,958	—	23,958
Retail Propane	17,485	17,858	(373)
Other	(496)	253	(749)
Unallocated selling, general and administrative expenses	(1,106)	(3,637)	2,531

Operating income	$222,780	$107,842	$114,938

We do not believe the Other operating income is material for further disclosure or discussion.

Unallocated Selling, General and Administrative Expenses. Prior to December 2006, the selling, general and administrative expenses that relate to the general operations of the Partnership were not allocated to our segments. In conjunction with the Transwestern acquisition, selling, general and administrative expenses are now allocated to the Operating Partnerships. For the three months ended November 30, 2007, a net $6.7 million was allocated to the Operating Partnerships, which resulted in the decrease in total unallocated selling general and administrative expenses from the three months ended November 30, 2006. The decrease in the unallocated selling, general and administrative expenses due to the allocations now in place to the Operating Partnerships is offset by increases in expenses primarily related to employee costs and benefits and professional fees related to the public entity.

Midstream

	Three Months Ended November 30,		Amount of Change
	2007	2006
Revenues	$834,515	$608,183	$226,332
Cost of sales	736,401	558,718	177,683

Gross margin	98,114	49,465	48,649

Operating expenses	12,898	8,887	4,011
Selling, general and administrative	11,224	4,390	6,834
Depreciation and amortization	9,835	4,619	5,216

Segment operating income	$64,157	$31,569	$32,588

Gross Margin. For the three months ended November 30, 2007, midstream’s gross margin increased by $48.6 million primarily due to the following factors:

•

Increases in processing margin of $28.6 million and fee-based revenue of $12.7 million from our gathering and processing assets. The increase was due to incremental volumes from the completion of our Godley plant in the first quarter of 2007, the continued expansion of the plant since placing it into service, and the acquisition of three gathering systems during the first six months of the 2007 fiscal year. In addition, our midstream assets benefited from favorable market conditions to process and extract NGL’s during the three months ended November 30, 2007. Due to changes in the contract structures at our Godley plant in November 2007, arrangements for which we had been recognizing the increased margin from favorable conditions will convert to long-term fee-based arrangements. As such, we expect margin from processing at our Godley plant to be more predictable and less sensitive to commodity price volatility;

•	Increase in non-trading margin from our marketing activities of $6.3 million. Market conditions resulted in higher sales volumes conducted by our producer services’ operations;

•	Decrease in net trading revenues of $4.9 million; and

•	Canyon Gathering System – The acquisition of the Canyon Gathering System on October 5, 2007 contributed approximately $4.2 million of incremental margin for the three months ended November 30, 2007.

Operating Expenses. Midstream operating expenses increased $4.0 million and was primarily driven by increased compressor rentals of $1.2 million, increased employee-related costs such as salaries, incentive compensation and healthcare costs of $1.4 million, and increased compressor maintenance expense of $0.5 million. The increases were principally due to the gathering system acquisitions in fiscal 2007, the start up and continued expansion of the Godley plant, and the Canyon acquisition.

Selling, General and Administrative Expenses. Midstream selling, general and administrative expenses for the three months ended November 30, 2007 increased $6.8 million compared to the three months ended November 30, 2006. The increase was attributable to $4.3 million in increased legal fees principally related to the regulatory matters, a $3.2 million allocation of parent company administrative expenses for overhead costs which previously had not been allocated in 2006, and a $1.9 million increase in employee-related costs such as salaries, incentive compensation and healthcare costs. These factors were offset by a $3.6 million increase of corporate overhead being allocated to the transportation segment. The allocation of departmental costs between the midstream and the intrastate transportation and storage segments is based on factors such as respective gross margins, employee costs, and property and equipment and is intended to fairly present the segment’s operating results.

Depreciation and Amortization. Midstream depreciation and amortization expense increased $5.2 million for the three months ended November 30, 2007 compared to the same three month period in 2006 principally due to additions to property and equipment including the completion and continued expansion of our Godley plant subsequent to November 30, 2006 and the acquisition of certain gathering system in December of 2006.

Intrastate Transportation and Storage

	Three Months Ended November 30,		Amount of
	2007	2006	Change
Revenues	$888,968	$810,853	$78,115
Cost of sales	684,371	681,857	2,514

Gross margin	204,597	128,996	75,601

Operating expenses	55,453	42,798	12,655
Selling, general and administrative	14,951	12,102	2,849
Depreciation and amortization	15,411	12,297	3,114

Segment operating income	$118,782	$61,799	$56,983

Gross Margin. For the three months ended November 30, 2007 as compared to three months ended November 30, 2006, intrastate transportation and storage gross margin increased by $75.6 million, principally due to the following factors:

•

Volumes. Overall volumes on our transportation pipelines were higher compared to the same period last year due to increased demand to transport natural gas out of the Barnett Share and Bossier Sands producing regions, continued efforts to secure long-term shipper contracts the completion of the Clebourne to Carthage Pipeline during the 2007 fiscal year, and the completion of various growth projects during 2007. Transportation fees increased approximately $40.8 million for the three months ended November 30, 2007 as compared to three months ended November 30, 2006. Retention revenue increased approximately $13.3 million due to increased volumes transported through our transportation pipelines; and

•

Increases in fee-based storage revenue of $6.3 million and processing margin of $6.1 million from our HPL system. Fee-based storage revenues increased primarily due to the new Centerpoint contract which commenced on April 1, 2007 in which Centerpoint contracted for 10 Bcf of working gas capacity in our Bammel storage facility. Processing margins generated from our HPL system benefited from favorable market conditions to process and extract NGLs during the three months ended November 30, 2007.

Operating Expenses. Intrastate transportation and storage operating expenses increased $12.7 million when comparing the three months ended November 30, 2007 to the corresponding three month period in 2006. The increase was primarily attributable to an increase of $7.2 million in fuel consumption, an increase of $4.4 million in electricity costs, an increase of $3.5 million in compressor and pipeline maintenance, and an increase of $1.8 million in employee related costs such as salaries, incentive compensation and healthcare costs. These increases were offset by a $2.0 million decrease in compressor rentals and a $2.9 million decrease in professional fees related to the EMS contract buyout in September 2007.

Selling, General and Administrative Expenses. Intrastate transportation and storage selling, general and administrative expenses increased $2.8 million for the three months ended November 30, 2007 compared to the three months ended November 30, 2006 principally due to an increase in certain departmental costs allocated from the midstream segment. The increase in allocated departmental costs is primarily due to increases in employee-related costs such as salaries, incentive compensation and healthcare costs employee costs and the allocation of parent company administrative expenses which previously had not been allocated in 2006.

Depreciation and Amortization. Intrastate transportation and storage depreciation and amortization expense increased $3.1 million for the three months ended November 30, 2007 compared to the three months ended November 30, 2006, principally due to additions to property and equipment most notably the Clebourne to Carthage Pipeline.

Interstate Transportation

	Three Months Ended November 30,		Amount of Change
	2007	2006
Revenues	$57,515	$—	$57,515
Operating expenses	17,183	—	17,183
Selling, general and administrative	7,153	—	7,153
Depreciation and amortization	9,221	—	9,221

Segment operating income	$23,958	$—	$23,958

The increase in all categories between the three months ended November 30, 2007 and 2006 was due to the acquisition of 100% of Transwestern on December 1, 2006.

Retail Propane

	Three Months Ended November 30,		Amount of Change
	2007	2006
Retail propane revenues	$288,966	$266,090	$22,876
Other retail propane related revenues	29,555	29,149	406
Retail propane cost of sales	192,065	167,619	24,446
Other retail propane related cost of sales	6,832	7,731	(899)

Gross margin	119,624	119,889	(265)

Operating expenses	75,562	78,988	(3,426)
Selling, general and administrative	8,460	6,451	2,009
Depreciation and amortization	18,117	16,592	1,525

Segment operating income	$17,485	$17,858	$(373)

Revenues. Retail propane revenues increased $22.9 million between the three months ended November 30, 2007 and 2006. This increase was mainly due to increased sale prices for the three months ended November 30, 2007 as compared to November 30, 2006 driven by the increased cost of fuel. This increase was offset by 14.5% warmer than normal weather and 10.9% warmer weather than the same period last year.

Costs of Sales. During the three months ended November 30, 2007 compared to the three months ended November 30, 2006, retail propane cost of sales increased by $24.4 million which mainly related to the increase in overall cost of fuel to the company offset by the decrease in gallons sold. On an average, fuel costs were approximately $0.29/gallon higher in the three months ended November 30, 2007 as compared to November 30, 2006.

Gross Margin. The overall gross margins for the three months ended November 30, 2007 compared to the three months ended November 30, 2006 remained relatively flat even though gallon sales decreased. The propane margin remained strong during the three months ended November 30, 2007 despite warmer weather conditions and higher fuel prices. Optimization of the margins is influenced by market opportunities, independent competitors and concerns for long term retention of customers.

Operating Expenses. During the three months ended November 30, 2007, operating expenses decreased by $3.4 million compared to the same period last year. Included in these operating expenses were increases that related to higher vehicle fuel costs and other vehicle expenses, offset by the cost conservation efforts of the retail operations and the delay in hiring seasonal staff due to the warmer weather.

Selling, General and Administrative Expenses. The increase in selling, general and administrative expenses for the comparable three months ended November 30, 2007 and 2006 was primarily due to increased administrative expense allocations. Effective with the Transwestern acquisition in December 2006, an allocation of administrative expenses is now made to the operating partnerships, which increased the retail propane selling, general and administrative expenses by a net $2.9 million for the three months ended November 30, 2007. Other selling, general and administrative expenses remained relatively flat in the comparable three month periods offset by certain reductions in administrative personnel costs.

Depreciation and Amortization Expense. The increase in depreciation and amortization expense for the three months ended November 30, 2007 as compared to 2006 was primarily due to the depreciation and amortization of assets and amortizable intangibles added through acquisitions made after November 30, 2006.

Income Taxes

As a limited partnership we generally are not subject to income tax. We are, however, subject to a statutory requirement that our non-qualifying income (including income such as derivative gains from trading activities, service income, tank rentals and others) cannot exceed 10% of our total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of our non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. Accordingly, certain activities that generate non-qualified income are conducted through taxable corporate subsidiaries (“C corporations”). These C corporations are subject to federal and state income tax and pay the income taxes related to the results of their operations. For the three months ended November 30, 2007 and 2006, our non-qualifying income was not expected to, or did not, exceed the statutory limit.

On May 18, 2006, the State of Texas enacted House Bill 3 which replaced the existing state franchise tax with a “margin tax”. In general, legal entities that conduct business in Texas are subject to the Texas margin tax, including previously non-taxable entities such as limited partnerships and limited liability partnerships. The tax is assessed on Texas sourced taxable margin which is defined as the lesser of (i) 70% of total revenue or (ii) total revenue less (a) cost of goods sold or (b) compensation and benefits. Although the bill states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenues and expenses. Therefore, we have accounted for Texas margin tax as income tax expense in the period subsequent to the law’s effective date of January 1, 2007. For the three months ended November 30, 2007, we recognized current state income tax expense related to the Texas margin tax of $2.3 million. There is no comparable state tax expense for the period ended November 30, 2006.

Income tax expense consists of the following current and deferred amounts:

	Three Months Ended November 30,
	2007	2006
Current provision:
Federal	$2,106	$3,151
State	3,122	340

Total	5,228	3,491

Deferred provision (benefit):
Federal	(384)	69
State	679	36

Total	295	105

Total tax provision	$5,523	$3,596

The effective tax rate differs from the statutory rate due primarily to Partnership earnings that are not subject to federal and state income taxes at the Partnership level. The difference between the statutory rate and the effective rate is summarized as follows:

	Three Months Ended November 30,
	2007	2006
Federal statutory tax rate	35.00%	35.00%
State income tax rate net of federal benefit	1.90%	3.50%
Earnings not subject to tax at the Partnership level	(33.90)%	(33.70)%

Effective tax rate	3.00%	4.80%

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

Future capital requirements of our business will generally consist of:

•

maintenance capital expenditures for the intrastate and interstate operations, which include capital expenditures made to connect additional wells to our natural gas systems in order to maintain or increase throughput on existing assets, for which we expect to expend approximately $70.0 million in the next calendar year and capital expenditures to extend the useful lives of our propane assets in order to sustain our operations, including vehicle replacements on our propane vehicle fleet, for which we expect to expend approximately $35.0 million in the next calendar year;

•

growth capital expenditures, mainly for constructing new pipelines, processing plants, treating plants and compression for the midstream and intrastate transportation and storage segment for which we expect to expend approximately $950 million in the next calendar year. We also expect to spend approximately $790 million in our interstate segment for constructing new pipelines and pipeline expansion and approximately $30 million for customer propane tanks in the next calendar year; and

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

The assets used in our natural gas operations, including pipelines, gathering systems and related facilities, are generally long-lived assets and do not require significant maintenance capital expenditures other than those expenditures necessary to maintain the service capacity of our existing assets. The assets utilized in our propane operations do not typically require lengthy manufacturing process time or complicated, high technology components. Accordingly, we do not have any significant financial commitments for maintenance capital expenditures in our businesses. From time to time we experience increases in pipe costs due to a number of reasons, including but not limited to, replacing pipe caused by delays from mills, limited selection of mills capable of producing large diameter pipe timely, higher steel prices and other factors beyond our control. However, we include these factors into our anticipated growth capital expenditures for each calendar year.

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

Cash Flows

Our internally generated cash flows may change in the future due to a number of factors, some of which we cannot control. These include regulatory changes, the price for our products and services, the demand for such products and services, margin requirements resulting from significant changes in commodity prices, operational risks, the successful integration of our acquisitions, including the Transwestern and Titan operations, and other factors.

Operating Activities. Cash provided by operating activities during the three months ended November 30, 2007, was $187.0 million as compared to cash provided by operating activities of $174.5 million for the three months ended November 30, 2006. The net cash provided by operations for the three months ended November 30, 2007 consisted of net income of $180.2 million, non-cash charges of $44.2 million, principally depreciation and amortization, unit based compensation expense, and gain on disposal of assets, and a decrease in cash from changes in operating assets and liabilities of $37.5 million. Various components of operating assets and liabilities changed significantly from the prior period due to factors such as the change in value of price risk management assets and liabilities, variance in the timing of accounts receivable collections, payments on accounts payable, and the timing of the purchase and sale of inventories related to the propane and intrastate transportation and storage operations.

Investing Activities. Cash used in investing activities during the three months ended November 30, 2007 of $835.2 million is comprised primarily of cash paid for acquisitions of $336.7 million and $472.5 million invested for growth capital expenditures net of an accrual of $17.3 million in the current period of which $356.3 million (including accruals of $13.8 million) for our intrastate operations and $121.9 million (including accruals of $3.4 million) for our interstate operations, and $11.6 million to propane operations. We also incurred $28.8 million in maintenance expenditures needed to sustain operations of which $11.8 million related to intrastate operations, $5.8 million related to interstate operations, and $11.2 million to propane operations.

Financing Activities. Cash provided by financing activities was $625.0 million for the three months ended November 30, 2007 principally due to borrowings of $310.0 million on the ETP Term Loan Facility to fund the Canyon acquisition, and increased borrowings primarily under the ETP Credit Facility (including the swingline loan option) to fund our growth capital expenditures, as discussed above, and for general partnership purposes. During the three months ended November 30, 2007, we paid distributions of $176.0 million to our partners related to the fourth quarter of our fiscal year 2007.

Financing and Sources of Liquidity

On December 18, 2007, the Partnership sold in a public offering 5 million common units representing limited partner interests at $48.81 per common unit. ETP used the net proceeds from the offering to repay approximately $240.0 million outstanding under the ETP Term Loan Facility (discussed below). The remaining balance on the ETP Term Loan Facility was repaid with borrowings from the ETP Credit Facility. The offering closed on December 18, 2007. ETP also granted the underwriters a 30-day option to purchase up to an aggregate of 750,000 additional common units to cover over-allotments, if any. The offering was made pursuant to an effective shelf registration statement and prospectus filed by ETP with the Securities and Exchange Commission.

The underwriters exercised their option in full and ETP issued 750,000 additional common units at $48.81 per common unit on January 8, 2008. The proceeds of $35,235, net of offering costs, were used to repay borrowings from the ETP Credit Facility.

Description of Indebtedness

Our indebtedness as of November 30, 2007 consists of $750 million in principal amount of 5.95% Senior Notes due 2015, $400.0 million in principal amount of 5.65% Senior Notes due 2012, $400.0 million in principal amount of 6.125% Senior Notes due 2017 and $400.0 million in principal amount of 6.625% Senior Notes due 2036 (collectively, the “ETP Senior Notes”), a revolving credit facility that allows for borrowings of up to $2.0 billion (expandable to $3.0 billion) available through June 20, 2012 (the “ETP Credit Facility”), and the ETP Term Loan Facility, a $310.0 million, 364-day term loan credit facility executed on October 5, 2007. We also currently maintain separate credit facilities for Transwestern and HOLP. The terms of our indebtedness and our Operating Partnerships are described in more detail in our Annual Report on Form 10-K for fiscal 2007 filed with the Securities and Exchange Commission on October 30, 2007.

ETP Term Loan Facility

On October 5, 2007, we entered into a credit agreement providing for the ETP Term Loan Facility, a $310.0 million, 364-day term loan credit facility. Borrowings under the ETP Term Loan Facility were used to fund the purchase price for the Canyon acquisition and for general corporate purposes. The ETP Term Loan Facility is a single draw term loan with an applicable Eurodollar rate plus 0.600% per annum based on our current rating by the rating agencies or at Base Rate for designated period. The indebtedness under the ETP Term Loan Facility is unsecured and is not guaranteed by any of our subsidiaries. Borrowings under the ETP Term Loan Facility, upon proper notice to the administrative agent, may be prepaid in whole or in part without premium or penalty. The ETP Term Loan Facility requires any proceeds received from debt or equity issuance, assets sales, or accordion increases be used to make a mandatory prepayment on the outstanding loan balance and contains covenants that are similar to the covenants related to the ETP Credit Facility. The ETP Term Loan Facility was paid in full on December 18, 2007 from proceeds received from an equity offering (see Note 12 to our condensed consolidated financial statements) and from funds under the ETP Credit Facility.

ETP Credit Facility

On July 20, 2007, we entered into a credit agreement providing for the ETP Credit Facility, a $2.0 billion revolving credit facility (the “ETP Credit Facility”) that is expandable to $3.0 billion at our option (subject to the approval of the administrative agent under the Amended and Restated Credit Agreement, which approval is not to be unreasonably withheld) which matures on July 20, 2012, unless we elect the option of one-year extensions (subject to the approval of each such extension by the lenders holding a majority of the aggregate lending commitments under the ETP Credit Facility). Amounts borrowed under the ETP Credit Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The ETP Credit Facility has a swingline loan option of which borrowings and aggregate principal amounts shall not exceed the lesser of (i) the aggregate commitments ($2.0 billion unless expanded to $3.0 billion) less the sum of all outstanding revolving credit loans and the letter of credit obligation and (ii) the swingline commitment. The aggregate amount of swingline loans in any borrowing shall not be subject to a minimum amount or increment. The indebtedness under the ETP Credit Facility is prepayable at any time at the Partnership’s option without penalty. The commitment fee payable on the unused portion of the ETP Credit Facility varies based on our credit rating and the fee is 0.11% based on our current rating with a maximum fee of 0.125%.

As of November 30, 2007, there was a balance of $1.5 billion in revolving credit loans (including $279.9 million in Swingline loans) and $61.3 million in letters of credit. The weighted average interest rate on the total amount outstanding at November 30, 2007, was 5.705%. The total amount available under the new credit facility, as of November 30, 2007, which is reduced by any amounts outstanding under the Swingline loan and letters of credit, was $480.8 million. The indebtedness under the ETP Credit Facility is unsecured and not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our other current and future unsecured debt.

HOLP Credit Facility

A $75.0 million Senior Revolving Facility (the “HOLP Facility”) is available to HOLP through June 30, 2011 which may be expanded to $150.0 million. The HOLP Facility has a swingline loan option with a maximum borrowing of $10.0 million at a prime rate. Amounts borrowed under the HOLP Facility bear interest at a rate based on either a Eurodollar rate or a prime rate. The commitment fee payable on the unused portion of the facility varies based on the Leverage Ratio, as defined in the HOLP Facility credit agreement, with a maximum fee of 0.50%. The agreement includes provisions that may require contingent prepayments in the event of dispositions, loss of assets, merger or change of control. All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts of HOLP, and the capital stock of HOLP’s subsidiaries secure the HOLP Facility. As of November 30, 2007, there was $3.2 million outstanding on the revolving credit loans. A Letter of Credit issuance is available to HOLP for up to 30 days prior to the maturity date of the HOLP Facility. There were outstanding Letters of Credit of $1.0 million at November 30, 2007. The sum of the loans made under the HOLP Facility plus the Letter of Credit Exposure and the aggregate amount of all swingline loans cannot exceed the $75.0 million maximum amount of the HOLP Facility. The amount available at November 30, 2007 was $70.8 million.

HOLP Senior Secured Notes

All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of HOLP and its subsidiaries secure the HOLP Senior Secured, Medium Term, and Senior Secured Promissory Notes (collectively, the “HOLP Notes”). In addition to the stated interest rate for the HOLP Notes, we are required to pay an additional 1% per annum on the outstanding balance of the HOLP Notes at such time as the HOLP Notes are not rated investment grade status or higher. As of November 30, 2007 the HOLP Notes were rated investment grade or better thereby alleviating the requirement that we pay the additional 1% interest.

Covenant Compliance

We were in compliance with all of the covenants of our debt agreements as of November 30, 2007.

Cash Distributions

We use cash provided by operating and financing activities from the Operating Partnerships to provide distributions to our Unitholders as well as to our General Partner in respect of its 2% general partner interest and its incentive distribution rights. Under the Partnership Agreement, we will distribute to our partners within 45 days after the end of each fiscal quarter, an amount equal to all of our Available Cash for such quarter. Available Cash generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves established by the General Partner in its reasonable discretion that is necessary or appropriate to provide for future cash requirements.

As described above, the Partnership changed its year end from August 31 to December 31 and, in connection with this change, the Partnership amended its partnership agreement to provide that, in lieu of making a cash distribution for the three month period ended November 30, 2007, the Partnership will make a cash distribution for the four-month period ended December 31, 2007. Based on this change in timing, as disclosed in the 8-K filed December 11, 2007, ETP’s management recommended that the Board of Directors approve the payment of a four-month distribution to ETP unitholders of $1.1250 per unit, representing a distribution of $0.84375 per unit for the three-month period and $0.28125 per unit for the additional month.

On October 15, 2007, we paid a quarterly distribution of $0.825 per Common Unit ($3.30 per unit on an annualized basis) to Unitholders of record at the close of business on October 5, 2007. Our General Partner’s incentive distributions rights entitle it to receive incentive distributions to the extent that quarterly distributions to our Unitholders exceed $0.275 per unit (which amount represents $1.10 per unit on an annualized basis).

New Accounting Standards

See Note 3 to our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in our Annual Report on Form 10-K for the year ended August 31, 2007, in addition to the interim unaudited condensed consolidated financial statements, accompanying notes and management’s discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. Our quantitative and qualitative disclosures about market risk are consistent with those discussed in our Annual Report on Form 10-K.

Commodity-related Derivatives

Our commodity-related price risk management assets and liabilities as of November 30, 2007 were as follows:

	Commodity	Notional Volume MMBTU	Maturity	Fair Value
Mark to Market Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	40,585,056	2007-2009	$9,755
Swing Swaps IFERC	Gas	(5,880,000)	2007-2008	1,266
Fixed Swaps/Futures	Gas	(4,045,000)	2007-2009	8,907
Forward Physical Contracts	Gas	(12,451,959)	2007-2008	(1,448)
Options	Gas	(732,000)	2007-2008	(212)
Forward/Swaps - in Gallons	Propane	12,558,000	2007-2008	2,647

(Trading)
Basis Swaps IFERC/NYMEX	Gas	(16,300,000)	2007-2008	$(9,833)
Swing Swaps IFERC	Gas	(3,410,000)	2007	606
Forward Physical Contracts	Gas	2,240,000	2007	(1,370)
Fixed Swaps/Futures	Gas	(3,255,000)	2007	2,274

Cash Flow Hedging Derivatives
(Non-Trading)
Basis Swaps IFERC/NYMEX	Gas	(42,175,000)	2007-2009	$(4,986)
Fixed Swaps/Futures	Gas	(45,947,500)	2007-2009	59,902

Sensitivity Analysis

The table below summarizes our commodity-related financial derivative instruments and fair values as of November 30, 2007. It also assumes a hypothetical 10% change in the underlying price of the commodity and its effect.

	Notional Volume MMBTU	Fair Value	Effect of Hypothetical 10% Change
Non-Trading Derivatives
Basis Swaps IFERC/NYMEX	(1,589,944)	$4,769	$523
Swing Swaps IFERC	(5,880,000)	1,266	6,077
Fixed Swaps/Futures	(49,992,500)	68,809	36,359
Forward Physical Contracts	(12,451,959)	(1,448)	3,884
Options	(732,000)	(212)	99
Propane Forwards/Swaps (in Gallons)	12,558,000	2,647	1,813

Trading Derivatives
Basic Swaps IFERC/NYMEX	(16,300,000)	(9,833)	524
Swing Swaps IFERC	(3,410,000)	606	98
Forward Physical Contracts	2,240,000	(1,370)	1,970
Fixed Swaps/Futures	(3,255,000)	2,274	2,345

The fair values of the commodity-related financial positions have been determined using independent third party prices, readily available market information, broker quotes and appropriate valuation techniques. Non-trading positions offset physical exposures to the cash market; none of these offsetting physical exposures are included in the above tables. Price-risk sensitivities were calculated by assuming a theoretical 10 percent change (increase or decrease) in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. Results are presented in absolute terms and represent a potential gain or loss in our condensed consolidated results of operations or in accumulated other comprehensive income. In the event of an actual 10 percent change in prompt month natural gas prices, the fair value of our total derivative portfolio may not change by 10 percent due to factors such as when the financial instrument settles and the location to which the financial instrument is tied (i.e., basis swaps) and the relationship between prompt month and forward months.

Interest Rate Risk

We are exposed to market risk for increases in interest rates, primarily as a result of our variable rate debt and, in particular, our bank credit facilities. To the extent interest rates increase, our interest expense for our revolving credit facilities will also increase. At November 30, 2007, we had $1.8 billion of variable rate debt outstanding and a pay fixed receive float interest rate swap with a notional amount of $125.0 million that is not designated as a hedge. Changes in fair value of the swap are recorded in other income on the consolidated statement of operations. A hypothetical change of 100 basis points in the underlying interest rate and a corresponding parallel shift in the LIBOR yield curve would have a net effect of $15.9 million in interest expense and other income, in the aggregate, on an annual basis.

We are also subject to interest rate risk on our fixed rate debt if interest rates decrease. To manage this risk, we may refinance all or a portion of such debt at then-existing market interest rates which may be more or less than the interest rates on the maturing debt. For further information, see Note 14 to our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of our General Partner, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a–15(e) and 15d–15(e) of the Securities Exchange Act of 1934, as amended) as of November 30, 2007. Our management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. The inherent limitations in all control systems include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Based upon the evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer of our General Partner, concluded that our disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed by us in our periodic filings under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

We closed the acquisition of Transwestern on December 1, 2006 and have begun the integration of the internal control structure of Transwestern into our processes and controls. We converted Transwestern’s accounting system to our accounting system effective November 1, 2007 and are continuing to implement our internal control structure over Transwestern’s operations. As a result of our fiscal year end change, we will include Transwestern in our evaluation of the effectiveness of internal control over financial reporting for the year ending December 31, 2008.

Other than Transwestern, there have been no changes in our internal controls over financial reporting (as defined in Rule 13(a) 15 or Rule 15d 15(f) of the Exchange Act) during the three months ended November 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information regarding legal proceedings, see our Form 10-K for the year ended August 31, 2007 and Note 13 - Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Condensed Consolidated Financial Statements of Energy Transfer Partners, L.P. and Subsidiaries included in this Form 10-Q for the quarter ended November 30, 2007.

ITEM 1A. RISK FACTORS

In addition to the risks described in our Annual Report on Form 10-K for the year ended August 31, 2007, we are subject to the following additional risks:

FERC/CFTC and Related Matters. On July 26, 2007, the FERC issued to us an Order to Show Cause and Notice of Proposed Penalties (the “Order and Notice”) that contains allegations that we violated FERC rules and regulations. The FERC has alleged that we engaged in manipulative or improper trading activities in the Houston Ship Channel, primarily on two dates during the fall of 2005 following the occurrence of Hurricanes Katrina and Rita, as well as on eight other dates from December 2003 through August 2005, in order to benefit financially from our commodities derivatives positions and from certain of our index-priced physical gas purchases in the Houston Ship Channel. The FERC has alleged that during these periods we violated the FERC’s then-effective Market Behavior Rule 2, an anti-market manipulation rule promulgated by FERC under authority of the Natural Gas Act (“NGA”). We allegedly violated this rule by artificially suppressing prices that were included in the Platts Inside FERC Houston Ship Channel index, published by McGraw-Hill Companies, on which the pricing of many physical natural gas contracts and financial derivatives are based. Additionally, the FERC has alleged that we manipulated daily prices at the Waha Hub and the Katy Hub near Houston, Texas. Our Oasis pipeline transports interstate natural gas pursuant to Natural Gas Policy Act (“NGPA”) Section 311 authority and is subject to FERC-approved rates, terms and conditions of service. The allegations related to the Oasis pipeline include claims that the Oasis pipeline violated NGPA regulations from January 26, 2004 through June 30, 2006 by granting undue preference to its affiliates for interstate NGPA Section 311 pipeline service to the detriment of similarly situated non-affiliated shippers and by charging in excess of the FERC-approved maximum lawful rate for interstate NGPA Section 311 transportation. The FERC also seeks to revoke, for a period of 12 months, our blanket marketing authority for sales of natural gas in interstate commerce at negotiated rates, which activity is expected to account for approximately 1.0% of our operating income for our 2007 fiscal year. If the FERC is successful in revoking our blanket marketing authority, our sales of natural gas at market-based rates would be limited to sales of natural gas to retail customers (such as utilities and other end users) and sales from our own production, and any other sales of natural gas by us would be required to be made at prices that would be subject to the FERC approval. Also on July 26, 2007, the United States Commodity Futures Trading Commission (the “CFTC”) filed suit in United States District Court for the Northern District of Texas alleging that we violated provisions of the Commodity Exchange Act by attempting to manipulate natural gas prices in the Houston Ship Channel. It is alleged that such manipulation was attempted during the period from late September through early December 2005 to allow us to benefit financially from our commodities derivatives positions.

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

In addition to the FERC and CFTC legal actions, third parties have asserted claims and may assert additional claims against us and ETE for damages related to these matters. In this regard, several natural gas producers and a natural gas marketing company have initiated legal proceedings in Texas state courts against us and ETE for claims related to the FERC and CFTC claims. These suits contain contract and tort claims relating to alleged manipulation of natural gas prices at the Houston Ship Channel and the Waha Hub in West Texas, as well as the natural gas price indices related to these markets and the Permian Basin natural gas price index, and seek unspecified direct, indirect, consequential and exemplary damages. One of the suits against us and ETE contains an additional allegation that the defendants transported gas in a manner that favored their affiliates and discriminated against the plaintiff, and otherwise artificially affected the market price of gas to other parties in the market. One of the producers also seeks to intervene in the FERC proceeding, alleging that it is entitled to a FERC-ordered refund of $5.9 million, plus interest and costs. This producer has also filed a complaint at FERC against us and ETE requesting an agency hearing and claiming that we and ETE violated the NGA by failing to make sales for resale at negotiated rates; intentionally engaged in market manipulation; knowingly submitted misleading information to Platts; and caused damages to the producer group in the amount of $5.9 million. This producer has requested refunds and other remedies. On December 20, 2007, FERC denied this producer’s request to intervene in the FERC proceeding. FERC has not taken any action on the producer’s complaint.

In addition, a consolidated class action complaint has been filed against us in the United States District Court for the Southern District of Texas. This action alleges that we engaged in intentional and unlawful manipulation of the price of natural gas futures and options contracts on the New York Mercantile Exchange, or NYMEX, in violation of the Commodity Exchange Act (“CEA”). It is further alleged that during the class period December 29, 2003 to December 31, 2005, we had the market power to manipulate index prices, and that we used this market power to artificially depress the index prices at major natural gas trading hubs, including the Houston Ship Channel, in order to benefit our natural gas physical and financial trading positions and intentionally submitted price and volume trade information to trade publications. This complaint also alleges that we also violated the CEA because we knowingly aided and abetted violations of the CEA. This action alleges that this unlawful depression of index prices by us manipulated the NYMEX prices for natural gas futures and options contracts to artificial levels during the class period, causing unspecified damages to plaintiff and all other members of the putative class who purchased and/or sold natural gas futures and options contracts on NYMEX during the class period. The class action complaint consolidated two class actions which were pending against us. Following the consolidation order, the plaintiffs who had filed these two earlier class actions filed the consolidated complaint. They have requested certification of their suit as a class action, unspecified damages, court costs and other appropriate relief.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits

The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

	Exhibit Number	Description
(1)	3.1	Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

(8)	3.1.1	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

(13)	3.1.2	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

(16)	3.1.3	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

(16)	3.1.4	Amendment No. 4 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

	Exhibit Number	Description
(18)	3.1.5	Amendment No. 5 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

(18)	3.1.6	Amendment No. 6 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

(27)	3.1.7	Amendment No. 7 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

(28)	3.1.8	Amendment No. 8 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.)

(40)	3.1.9	Amendment No. 9 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P.

(38)	3.1.10	Amendment No. 10 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P.

(49)	3.1.11	Amendment No. 11 to Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P.

(1)	3.2	Agreement of Limited Partnership of Heritage Operating, L.P.

(10)	3.2.1	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

(16)	3.2.2	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

(18)	3.2.3	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

(18)	3.3	Amended Certificate of Limited Partnership of Energy Transfer Partners, L.P.

(15)	3.4	Amended Certificate of Limited Partnership of Heritage Operating, L.P.

(46)	3.5	Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners GP, L.P.

(46)	3.6	Third Amended and Restated Limited Liability Agreement of Energy Transfer Partners, L.L.C.

(17)	4.1	Registration Rights Agreement for Limited Partner Interests of Heritage Propane Partners, L.P.

(18)	4.2	Unitholder Rights Agreement dated January 20, 2004 among Heritage Propane Partners, L.P., Heritage Holdings, Inc., TAAP LP and La Grange Energy, L.P.

(22)	4.3	Indenture dated January 18, 2005 among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

(23)	4.4	First Supplemental Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

(30)	4.5	Second Supplemental Indenture dated as of February 24, 2005 to Indenture dated as of January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

(24)	4.7	Registration Rights Agreement, dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors and Wachovia Bank, National Association as trustee.

(31)	4.8	Joinder to Registration Rights Agreement, dated February 24, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors and Wachovia Bank, National Association as trustee.

(32)	4.9	Third Supplemental Indenture dated as of July 29, 2005 to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

		Exhibit Number	Description
(33)		4.10	Registration Rights Agreement, dated July 29, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and the initial purchasers thereto.

(34)		4.11	Form of Senior Indenture of Energy Transfer Partners, L.P.

(34)		4.12	Form of Subordinated Indenture of Energy Transfer Partners, L.P.

(44)		4.13	Fourth Supplemental Indenture dated as of June 29, 2006 to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P, the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

(35)		4.14	Fifth Supplemental Indenture dated as of October 23, 2006 to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P, the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

(38)		4.15	Registration Rights Agreement, dated November 1, 2006, between Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P.

(47)		10.1	Amended and Restated Credit Agreement, dated July 20, 2007, among Energy Transfer Partners, L.P., the borrower and Wachovia Bank, National Association, as administrative agent, LC issuer and swingline lender, Bank of America, N.A., as syndication agent, BNP Paribas, JPMorgan Chase Bank, N.A. and the Royal Bank of Scotland PLC, as co-documentation agents and Citibank, N.A., Credit Suisse, Cayman Islands Branch, Deutsche Bank Securities, Inc., Morgan Stanley Bank, Suntrust Bank and UBS Securities, LLC as senior managing agents, and other lenders party hereto.

(1)		10.2	Form of Note Purchase Agreement (June 25, 1996).

(2)		10.2.1	Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996.

(3)		10.2.2	Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997.

(5)		10.2.3	Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998.

(6)		10.2.4	Second Amendment Agreement dated September 1, 1999 to June 25, 1996 Note Purchase Agreement.

(9)		10.2.5	Third Amendment Agreement dated May 31, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997 Note Purchase Agreement.

(8)		10.2.6	Fourth Amendment Agreement dated August 10, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997 Note Purchase Agreement.

(11)		10.2.7	Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement.

(48)	*	10.2.8	Credit Agreement, dated as of October 5, 2007, by and among Energy Transfer Partners, L.P., Wachovia Bank, National Association, as administrative agent, and certain other lenders party thereto.

(15)	**	10.6.3	Second Amended and Restated Restricted Unit Plan dated as of February 4, 2002.

(*)		10.6.5	Form of Grant Agreement.

(46)	**	10.6.6	Amended and Restated 2004 Unit Plan.

(4)		10.16	Note Purchase Agreement dated as of November 19, 1997.

(5)		10.16.1	Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement.

(6)		10.16.2	Second Amendment Agreement dated September 1, 1999 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement.

(7)		10.16.3	Third Amendment Agreement dated May 31, 2000 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement.

		Exhibit Number	Description
(8)		10.16.4	Fourth Amendment Agreement dated August 10, 2000 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement.

(11)		10.16.5	Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement.

(19)		10.16.6	Sixth Amendment Agreement dated as of November 18, 2003 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement.

(8)		10.19	Note Purchase Agreement dated as of August 10, 2000.

(11)		10.19.1	Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement.

(12)		10.19.2	First Supplemental Note Purchase Agreement dated as of May 24, 2001 to the August 10, 2000 Note Purchase Agreement.

(19)		10.19.3	Sixth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement.

(25)		10.42	Purchase and Sale Agreement, dated January 26, 2005, among HPL Storage, LP and AEP Energy Services Gas Holding Company II, L.L.C., as Sellers and La Grange Acquisition, L.P., as Buyer.

(26)		10.43	Cushion Gas Litigation Agreement, dated January 26, 2005, by and among AEP Energy Services Gas Holding Company II, L.L.C. and HPL Storage LP, as Sellers, and La Grange Acquisition, L.P., as Buyer, and AEP Asset Holdings LP, AEP Leaseco LP, Houston Pipe Line Company, LP and HPL Resources Company LP, as Companies.

(29)		10.44	Loan Agreement, dated as of January 26, 2005 between La Grange Acquisition, L.P., as Borrower, and La Grange Energy, L.P., as Lender.

(44)	**	10.45	Summary of Director Compensation.

(41)		10.51	Purchase and Sale Agreement, dated as of September 14, 2006, among Energy Transfer Partners, L.P. and EFS-PA, LLC (a/k/a GE Energy Financial Services), CDPQ Investments (U.S.), Inc., Lake Bluff, Inc., Merrill Lynch Ventures, L.P. and Kings Road Holdings I, LLC.

(42)		10.52	Redemption Agreement, dated September 14, 2006, between Energy Transfer Partners, L.P. and CCE Holdings, LLC.

(43)		10.53	Letter Agreement, dated September 14, 2006, between Energy Transfer Partners, L.P. and Southern Union Company.

(47)		10.54	Fourth Amended and Restated Credit Agreement dated as of August 31, 2006 between and among Heritage Operating L.P., as the Borrower, and the Banks now or hereafter signatory parties hereto, as lenders “Banks” and Bank of Oklahoma, National Association as administrative agent and joint lead arranger for the Banks, JPMorgan Chase Bank, N.A., as syndication agent for the Banks, and J.P. Morgan Securities Inc., as joint lead arranger for the Banks.

(46)		10.55	Note Purchase Agreement, dated as of November 17, 2004, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.

(46)		10.55.1	Amendment No. 1 to the Note Purchase Agreement, dated as of April 18, 2007, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.

(46)		10.56	Note Purchase Agreement, dated as of May 24, 2007, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.

	Exhibit Number	Description
(48)	21.1	List of Subsidiaries.

(*)	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(*)	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(*)	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Denotes a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the same numbered Exhibit to Registrant’s Registration Statement of Form S-1, File No. 333-04018, filed with the Commission on June 21, 1996.
(2)	Incorporated by reference to the same numbered Exhibit to Registrant’s Form 10-Q for the quarter ended November 30, 1996.
(3)	Incorporated by reference to the same numbered Exhibit to Registrant’s Form 10-Q for the quarter ended February 28, 1997.
(4)	Incorporated by reference to the same numbered Exhibit to Registrant’s Form 10-Q for the quarter ended May 31, 1998.
(5)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-K for the year ended August 31, 1998.
(6)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-K for the year ended August 31, 1999.
(7)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 2000.
(8)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K dated August 23, 2000.
(9)	File as Exhibit 10.16.3.
(10)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-K for the year ended August 31, 2000.
(11)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended February 28, 2001.
(12)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 2001.
(13)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-K for the year ended August 31, 2001.

(14)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended November 30, 2001.
(15)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended February 28, 2002.
(16)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 2002.
(17)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K dated February 4, 2002.
(18)	Incorporated by reference as the same numbered exhibit to the Registrant’s Form 10-Q for the quarter ended February 29, 2004.
(19)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended February 29, 2004.
(20)	Incorporated by reference to Annex A of the Registrant’s Schedule 14A Proxy Statement filed May 18, 2004.
(21)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 1, 2004.
(22)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed January 19, 2005.
(23)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed January 19, 2005.
(24)	Incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed January 19, 2005.
(25)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed February 1, 2005.
(26)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed February 1, 2005.
(27)	Incorporated by reference to Exhibit 3.1.7 to the Registrant’s Form 8-K filed March 16, 2005.
(28)	Incorporated by reference to Exhibit 3.1.8 to the Registrant’s Form 8-K filed February 9, 2006.
(29)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed March 17, 2005.
(30)	Incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-Q for the quarter ended February 28, 2005.
(31)	Incorporated by reference to Exhibit 10.39.1 to the Registrant’s Form 10-Q for the quarter ended February 28, 2005.
(32)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed August 2, 2005.
(33)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed August 2, 2005.
(34)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-K/A for the year ended August 31, 2005.
(35)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 16, 2005.
(36)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed December 16, 2005.
(37)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed October 25, 2006.
(38)	Incorporated by reference to Exhibit 3.1.10 to the Registrant’s Form 8-K filed November 3, 2006.

(39)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 2006.
(40)	Incorporated by reference to Exhibit 3.1.9 to the Registrant’s Form 8-K filed May 3, 2006.
(41)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed September 18, 2006.
(42)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed September 18, 2006.
(43)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed September 18, 2006.
(44)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-K for the year ended August 31, 2006.
(45)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended February 28, 2007.
(46)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 2007.
(47)	Incorporated by reference to the same numbered Exhibit to the Registrant’s 8-K filed on July 23, 2007.
(48)	Incorporated by reference to Exhibit 10.1 to the Registrant’s 8-K filed on October 9, 2007.
(49)	Incorporated by reference to Exhibit 3.1.11 to the Registrant’s 8-K filed on November 13, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TRANSFER PARTNERS, L.P.

	By:	Energy Transfer Partners GP, L.P.,
its General Partner

	By:	Energy Transfer Partners, L.L.C., its General Partner

Date: January 9, 2008	By:	/s/ Brian J. Jennings
Brian J. Jennings
(Chief Financial Officer duly authorized to sign on behalf of the registrant)