Form 10-Q/A
period 2010-06-30
Energy Transfer Partners, L.P.
filed 2010-09-07
CIK 1012569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to amend our Quarterly Report on Form 10-Q for the period ended June 30, 2010, originally filed with the Securities and Exchange Commission on August 9, 2010. This Amendment is to furnish Exhibit 101 to our Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report, which was not disseminated with the original filing of our Form 10-Q, provides the following items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) our Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009; (ii) our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009; (iii) our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2010 and 2009; (iv) our Condensed Consolidated Statement of Partners’ Capital for the six months ended June 30, 2010; (v) our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (vi) the notes to our Condensed Consolidated Financial Statements, tagged as blocks of text.

Users of this data are advised that, pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections. No other changes have been made to the originally filed Form 10-Q other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

ITEM 6. EXHIBITS

(a)	Exhibits

The exhibits listed on the following Exhibit Index are filed as part of this Report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

	Exhibit Number	Description

(8)	2.1	Redemption and Exchange Agreement, dated May 10, 2010, by and among Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P.

(1)	3.1	Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.) dated as of July 28, 2009.

(2)	3.2	Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

(3)	3.2.1	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

(4)	3.2.2	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

(6)	3.2.3	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

(6)	3.3	Amended Certificate of Limited Partnership of Energy Transfer Partners, L.P.

(5)	3.4	Amended Certificate of Limited Partnership of Heritage Operating, L.P.

(7)	3.5	Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners GP, L.P.

(7)	3.6	Third Amended and Restated Limited Liability Agreement of Energy Transfer Partners, L.L.C.

(9)	3.13	Certificate of Formation of Energy Transfer Partners, L.L.C.

(9)	3.13.1	Certificate of Amendment of Energy Transfer Partners, L.L.C.

(9)	3.14	Restated Certificate of Limited Partnership of Energy Transfer Partners GP, L.P.

(10)	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(10)	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(10)	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(10)	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(**)	101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009; (ii) our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009; (iii) our Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2010 and 2009; (iv) our Condensed Consolidated Statement of Partners’ Capital for the six months ended June 30, 2010; (v) our Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009; and (vi) the notes to our Condensed Consolidated Financial Statements, tagged as blocks of text.

**	Furnished herewith.

(1)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K filed July 29, 2009.
(2)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Registration Statement on Form S-1/A, File No. 333-04018, filed June 21, 1996.
(3)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-K for the year ended August 31, 2000.
(4)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 2002.
(5)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended February 28, 2002.
(6)	Incorporated by reference as the same numbered exhibit to the Registrant’s Form 10-Q for the quarter ended February 29, 2004.
(7)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 2007.
(8)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K/A filed June 2, 2010.
(9)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended March 31, 2010.
(10)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2010.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TRANSFER PARTNERS, L.P.

	By:	Energy Transfer Partners GP, L.P.,
its General Partner

	By:	Energy Transfer Partners, L.L.C.,
its General Partner

Date: September 7, 2010	By:	/s/ Martin Salinas, Jr.
Martin Salinas, Jr.
(Chief Financial Officer duly authorized to sign on behalf of the registrant)

5