Form 10-K
period 2010-12-31
Energy Transfer Partners, L.P.
filed 2011-02-28
CIK 1012569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

(Address of principal executive offices) (zip code)

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

Yes          ☐           No          ☒

The aggregate market value as of June 30, 2010, of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such Common Units on the New York Stock Exchange on such date, was $6.00 billion. Common Units held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Units have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At February 22, 2011, the registrant had 193,772,522 Common Units outstanding.

ii

PART I

Forward-Looking Statements

Certain matters discussed in this report, excluding historical information, as well as some statements by Energy Transfer Partners, L.P. (“Energy Transfer Partners” or “the Partnership”) in periodic press releases and some oral statements of the Partnership’s officials during presentations about the Partnership, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “expect,” “continue,” “estimate,” “goal,” “forecast,” “may,” “will,” or similar expressions help identify forward-looking statements. Although the Partnership and its general partner believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations, or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Partnership’s actual results may vary materially from those anticipated, estimated, projected or expected. When considering forward-looking statements, please read “Item 1A. Risk Factors” included in this annual report.

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

ITEM 1.  BUSINESS

Overview

We (Energy Transfer Partners, L.P., a Delaware limited partnership, “ETP” or the “Partnership”) are one of the largest publicly traded master limited partnerships in the United States in terms of equity market capitalization (approximately $10.45 billion as of January 31, 2011). We are managed by our general partner, Energy Transfer Partners GP, L.P. (our “General Partner” or “ETP GP”), and ETP GP is managed by its general partner, Energy Transfer Partners, L.L.C. (“ETP LLC”), which is owned by Energy Transfer Equity, L.P., another publicly traded master limited partnership (“ETE”). The activities in which we are engaged, all of which are in the United States, and the wholly-owned operating subsidiaries (collectively referred to as the “Operating Companies”) through which we conduct those activities are as follows:

•	Natural gas operations, including the following segments:

¡	natural gas midstream and intrastate transportation and storage through La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company (“ETC OLP”); and

¡

interstate natural gas transportation services through Energy Transfer Interstate Holdings, LLC (“ET Interstate”). ET Interstate is the parent company of Transwestern Pipeline Company, LLC (“Transwestern”), ETC Fayetteville Express Pipeline, LLC (“ETC FEP”) and ETC Tiger Pipeline, LLC (“ETC Tiger”).

•	Retail propane through Heritage Operating, L.P. (“HOLP”) and Titan Energy Partners, L.P. (“Titan”).

•	Other operations, including natural gas compression services through ETC Compression, LLC (“ETC Compression).

The following chart summarizes our organizational structure as of December 31, 2010:

Unless the context requires otherwise, the Partnership, the Operating Companies, and their subsidiaries are collectively referred to in this report as “we,” “us,” “ETP,” “Energy Transfer” or the “Partnership.”

Significant Achievements in 2010

Our significant 2010 achievements included the following, as discussed in more detail herein:

•

Acquired a natural gas gathering company, which provides dehydration, treating, redelivery and compression services on a 120-mile pipeline system in the Haynesville Shale for approximately $150.0 million in cash, excluding certain adjustments as defined in the purchase agreement. The gas gathering system has 275 MMcf/d of capacity and 480 MMcf/d of treating capacity.

•

Completed construction of the 42-inch Fayetteville Express pipeline ahead of our original timeline and significantly below our original cost estimates. The Fayetteville Express pipeline is an approximately 185-mile interstate natural gas pipeline that originates near Conway County, Arkansas, continues eastward through White County, Arkansas and terminates at an interconnect with Trunkline Gas Company in Panola County, Mississippi. The pipeline has a capacity to transport up to 2.0 Bcf/d, which is supported by long-term contracts ranging from 10 to 12 years. The Fayetteville Express pipeline is a 50/50 joint venture with Kinder Morgan Energy Partners, L.P. (“KMP”).

•

Completed construction of the Tiger pipeline ahead of our original timeline and significantly below our original cost estimates. The Tiger pipeline is an approximately 175-mile interstate natural gas pipeline that connects to our dual 42-inch pipeline system near Carthage, Texas, extends through the heart of the Haynesville Shale and ends near Delhi, Louisiana, with interconnects to at least seven interstate pipelines at various points in Louisiana. The pipeline has an initial capacity of 2.0 Bcf/d. On February 3, 2011, the Federal Energy Regulatory Commission (“FERC”) approved a planned expansion project which will increase the total capacity of the pipeline to 2.4 Bcf/d, all of which is sold under long-term contracts ranging from 10 to 15 years.

•

In December 2010, we completed the Lumberjack pipeline - a 63-mile natural gas pipeline to provide additional transportation, gathering and treating services to the Haynesville Shale region. The pipeline originates in Shelby County, Texas, and terminates in Nacogdoches County, Texas. This pipeline was placed into partial service in August 2010, and full service began in December 2010. This project consists of 20- and 24-inch pipe and has an initial capacity of 645 MMcf/d. The pipeline interconnects with two interstate pipelines in addition to our Houston Pipe Line System (“HPL System”).

•

In December 2010, we completed a 50-mile, 24-inch pipeline that originates in Northwest Webb County, Texas and extends to our existing Houston pipeline rich gas gathering system in eastern Webb County, Texas. The project in the Eagle Ford Shale, which we refer to as the Dos Hermanas pipeline, has a capacity of approximately 400 MMcf/d. As part of the project, approximately 6,000 horsepower of compression will be added to the HPL System.

•

In September 2010, we placed in service our gathering system in the Marcellus Shale, and we were gathering approximately 50 MMcf/d as of December 31, 2010 and anticipate demand volumes to increase throughout 2011.

•	We increased our processing volumes and margins, primarily in North Texas as processing margins improved in 2010, and we expect processing conditions to remain favorable in 2011.

•

We issued an aggregate of 25,894,287 Common Units for total net proceeds of $1.15 billion primarily to fund our internal growth projects and capital contributions to joint ventures and to manage our investment grade metrics.

•

We previously owned a 50% interest in the Midcontinent Express pipeline. On May 26, 2010, we transferred substantially all of our interest in the Midcontinent Express pipeline to ETE in exchange for our redemption of 12,273,830 Common Units previously held by ETE. This tax-efficient transfer of our joint venture interest allowed for re-deployment of capital to other opportunities, several of which are mentioned above. ETE subsequently transferred its interest in the Midcontinent Express pipeline to Regency Energy Partners LP (“Regency”). As of December 31, 2010, we held a 0.1% interest in the Midcontinent Express pipeline.

Recent Developments and Current Growth Projects

In October 2010, we announced plans to construct the Chisholm pipeline in the Eagle Ford Shale, the initial phase of which will consist of approximately 83 miles of 20-inch pipeline, extending from DeWitt County, Texas to our La Grange Processing Plant in Fayette County, Texas. The Chisholm pipeline will have an initial capacity of 100 MMcf/d, with anticipated capacity expansion exceeding 300 MMcf/d. The project will utilize existing processing capacity at our La Grange Plant. After processing, the residue volumes will be transported on our Oasis pipeline system. The initial phase of this pipeline is expected to be in service by the second quarter of 2011.

In February 2011, we announced that we had entered into multiple long-term agreements with shippers to provide additional transportation services from the Eagle Ford Shale in South Texas. To facilitate these agreements, we will construct a natural gas pipeline, the Rich Eagle Ford Mainline (“REM”), a processing plant and additional facilities at an approximate cost of $300 million. The REM will be approximately 160 miles of 30-inch pipeline and will have capacity of 400 MMcf/d, with the ability to expand capacity to 800 MMcf/d. The REM will originate in Dimmitt County, Texas and extend to ETP’s Chisholm Pipeline and is expected to be in service by the fourth quarter of 2011.

As a result of these projects and other initiatives, we expect to spend between $775 million and $885 million in 2011 on internal growth projects that we expect will provide us with incremental revenues and cash flows in the years to come.

Segment Overview

Our segments and business are as described below. See Note 13 to our consolidated financial statements for additional financial information about our segments.

Intrastate Transportation and Storage Segment

Through our intrastate transportation and storage segment, we own and operate approximately 7,700 miles of natural gas transportation pipelines and three natural gas storage facilities located in the state of Texas.

Through ETC OLP, we own the largest intrastate pipeline system in the United States with interconnects to Texas markets and to major consumption areas throughout the United States. Our intrastate transportation and storage segment focuses on the transportation of natural gas to major markets from various prolific natural gas producing areas through connections with other pipeline systems as well as through our Oasis pipeline, our East Texas pipeline, our natural gas pipeline and storage assets that are referred to as the Energy Transfer Fuel System (“ET Fuel System”), and our HPL System, which are described below.

Our intrastate transportation and storage segment accounted for approximately 49%, 56% and 65% of our total consolidated operating income for the years ended December 31, 2010, 2009 and 2008, respectively. Our intrastate transportation and storage segment’s results are determined primarily by the amount of capacity our customers reserve as well as the actual volume of natural gas that flows through the transportation pipelines. Under transportation contracts, our customers are charged (i) a demand fee, which is a fixed fee for the reservation of an agreed amount of capacity on the transportation pipeline for a specified period of time and which obligates the customer to pay even if the customer does not transport natural gas on the respective pipeline, (ii) a transportation fee, which is based on the actual throughput of natural gas by the customer, (iii) fuel retention based on a percentage of gas transported on the pipeline, or (iv) a combination of the three, generally payable monthly.

We also generate revenues and margin from the sale of natural gas to electric utilities, independent power plants, local distribution companies, industrial end-users and other marketing companies on our HPL System. Generally, we purchase natural gas from either the market (including purchases from our midstream segment’s marketing operations) or from producers at the wellhead. To the extent the natural gas comes from producers, it is primarily purchased at a discount to a specified market price and typically resold to customers based on an index price. In addition, our intrastate transportation and storage segment generates revenues from fees charged for storing customers’ working natural gas in our storage facilities and from margin from managing natural gas for our own account.

Interstate Transportation Segment

Through our interstate transportation segment, we own and operate approximately 2,875 miles of interstate natural gas pipeline and have a 50% interest in the joint venture that owns the 185-mile Fayetteville Express pipeline.

Our interstate transportation segment accounted for approximately 13%, 12% and 11% of our total consolidated operating income for the years ended December 31, 2010, 2009 and 2008, respectively. The results from our interstate transportation segment are primarily derived from the fees we earn from natural gas transportation services and, for the Transwestern pipeline, from operational gas sales.

Midstream Segment

Through our midstream segment, we own and operate approximately 7,000 miles of in service natural gas gathering pipelines, 3 natural gas processing plants, 17 natural gas treating facilities and 10 natural gas conditioning facilities. Our midstream segment focuses on the gathering, compression, treating, blending, processing and marketing of natural gas, and our operations are currently concentrated in major producing basins and shales, including the Austin Chalk trend and Eagle Ford Shale in South and Southeast Texas, the Permian Basin in West Texas and New Mexico, the Barnett Shale in North Texas, the Bossier Sands in East Texas, the Uinta and Piceance Basins in Utah and Colorado, the Marcellus Shale in West Virginia, and the Haynesville Shale in East Texas and Louisiana. Many of our midstream assets are integrated with our intrastate transportation and storage assets.

Our midstream segment accounted for approximately 21%, 12% and 14% of our total consolidated operating income for the years ended December 31, 2010, 2009 and 2008, respectively. Our midstream segment results are derived primarily from margins we earn for natural gas volumes that are gathered, transported, purchased and sold through our pipeline systems and the natural gas and NGL volumes processed at our processing and treating facilities. We also market natural gas on our pipeline systems in addition to other pipeline systems to realize incremental revenue on gas purchased, increase pipeline utilization and provide other services that are valued by our customers.

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

Our retail propane segment accounted for approximately 17%, 20% and 10% of our total consolidated operating income for the years ended December 31, 2010, 2009 and 2008, respectively. The retail propane segment is a margin-based business in which gross profits depend on the excess of sales price over propane supply cost. Consequently, the profitability of our retail propane business is sensitive to changes in wholesale propane prices. Our propane business is largely seasonal and dependent upon weather conditions in our service areas, as discussed further in “Retail Propane Segment - Industry Overview.”

All Other

Segments below the quantitative thresholds are classified as “other.” Management has included the wholesale propane and natural gas compression services operations in “other” for all periods presented in this report because such operations are not material.

The following assets are held in connection with our other natural gas operations:

•

We own 100% of the membership interests of Energy Transfer Group, L.L.C. (“ETG”), which owns all of the partnership interests of Energy Transfer Technologies, Ltd. (“ETT”). ETT provides compression services to customers engaged in the transportation of natural gas, including our other segments.

•

We also own all of the outstanding equity interests of a natural gas compression equipment business with operations in Arkansas, California, Colorado, Louisiana, New Mexico, Oklahoma, Pennsylvania and Texas.

Asset Overview

Natural Gas Operations

Intrastate Transportation and Storage Segment

The following details our pipelines and storage facilities in the intrastate transportation and storage segment.

ET Fuel System

•	Capacity of 5.2 Bcf/d
•	Approximately 2,600 miles of natural gas pipeline
•	2 storage facilities with 12.4 Bcf of total working gas capacity

The ET Fuel System serves some of the most active drilling areas in the United States and is comprised of intrastate natural gas pipeline and related natural gas storage facilities. With approximately 460 receipt and/or delivery points, including interconnects with pipelines providing direct access to power plants and interconnects with other intrastate and interstate pipelines, the ET Fuel System is strategically located near high-growth production areas and provides access to the Waha Hub near Midland, Texas, the Katy Hub near Houston, Texas and the Carthage Hub in East Texas, the three major natural gas trading centers in Texas. The major shippers on our pipelines include XTO Energy, Inc. (“XTO”), EOG Resources, Inc., Chesapeake Energy Marketing, Inc., Encana Marketing (USA), Inc. (“Encana”) and Quicksilver Resources, Inc.

The ET Fuel System also includes our Bethel natural gas storage facility, with a working capacity of 6.4 Bcf, an average withdrawal capacity of 300 MMcf/d and an injection capacity of 75 MMcf/d, and our Bryson natural gas storage facility, with a working capacity of 6.0 Bcf, an average withdrawal capacity of 120 MMcf/d and an average injection capacity of 96 MMcf/d. All of our storage capacity on the ET Fuel System is contracted to third parties under fee-based arrangements that expire in 2011 and 2012.

In addition, the ET Fuel System is integrated with our Godley processing plant which gives us the ability to bypass the plant when processing margins are unfavorable by blending the untreated natural gas from the North Texas System with natural gas on the ET Fuel System while continuing to meet pipeline quality specifications.

Oasis Pipeline

•	Capacity of 1.2 Bcf/d
•	Approximately 600 miles of natural gas pipeline
•	Connects Waha to Katy market hubs

The Oasis pipeline is primarily a 36-inch natural gas pipeline. It has bi-directional capability with approximately 1.2 Bcf/d of throughput capacity moving west-to-east and greater than 750 MMcf/d of throughput capacity moving east-to-west. The Oasis pipeline has many interconnections with other pipelines, power plants, processing facilities, municipalities and producers.

The Oasis pipeline is integrated with our Southeast Texas System and is an important component to maximizing our Southeast Texas System’s profitability. The Oasis pipeline enhances the Southeast Texas System by (i) providing access for natural gas on the Southeast Texas System to other third party supply and market points and interconnecting pipelines and (ii) allowing us to bypass our processing plants and treating facilities on the Southeast Texas System when processing margins are unfavorable by blending untreated natural gas from the Southeast Texas System with gas on the Oasis pipeline while continuing to meet pipeline quality specifications.

HPL System

•	Capacity of 5.5 Bcf/d
•	Approximately 4,100 miles of natural gas pipeline
•	Bammel storage facility with 62 Bcf of total working gas capacity

The HPL System is comprised of intrastate natural gas pipelines, the underground Bammel storage reservoir and related transportation assets. The system has access to multiple sources of historically significant natural gas supply reserves from South Texas, the Gulf Coast of Texas, East Texas and the western Gulf of Mexico, and is directly connected to major gas distribution, electric and industrial load centers in Houston, Corpus Christi, Texas City and other cities located along the Gulf Coast of Texas. The HPL System is well situated to gather gas in many of the major gas producing areas in Texas including the strong presence in the key Houston Ship Channel and Katy Hub markets, allowing us to play an important role in the Texas natural gas markets. The HPL System also offers its shippers off-system opportunities due to its numerous interconnections with other pipeline systems, its direct access to multiple market hubs at Katy, the Houston Ship Channel and Agua Dulce, and our Bammel storage facility.

The Bammel storage facility has a total working gas capacity of approximately 62 Bcf, a peak withdrawal rate of 1.3 Bcf/d and a peak injection rate of 0.6 Bcf/d. The Bammel storage facility is located near the Houston Ship Channel market area and the Katy Hub and is ideally suited to provide a physical backup for on-system and off-system customers. As of December 31, 2010, we had approximately 21.5 Bcf committed under fee-based arrangements with third parties and approximately 39.8 Bcf stored in the facility for our own account.

East Texas Pipeline

•	Capacity of 2.4 Bcf/d
•	Approximately 370 miles of natural gas pipeline

The East Texas pipeline connects three treating facilities, one of which we own, with our Southeast Texas System. The East Texas pipeline was the first phase of a multi-phased project that increased service to producers in East and North Central Texas and provided access to the Katy Hub. The East Texas pipeline expansions include the 36-inch East Texas extension to connect our Reed compressor station in Freestone County to our Grimes County compressor station, the 36-inch Katy expansion connecting Grimes to the Katy Hub, and the 42-inch Southeast Bossier pipeline connecting our Cleburne to Carthage pipeline to the HPL System. Key shippers on the East Texas pipeline include XTO and EnCana with an average of 520,000 MMBtu/d and 410,000 MMBtu/d, respectively.

Interstate Transportation Pipelines

The following details our pipelines in the interstate transportation segment.

Transwestern Pipeline

•	Capacity of 2.1 Bcf/d
•	Approximately 2,700 miles of interstate natural gas pipeline

The Transwestern pipeline is an open-access interstate natural gas pipeline extending from the gas producing regions of West Texas, eastern and northwestern New Mexico, and southern Colorado primarily to pipeline interconnects off the east end of its system and to pipeline interconnects at the California border. The Transwestern pipeline has access to three significant gas basins: the Permian Basin in West Texas and eastern New Mexico; the San Juan Basin in northwestern New Mexico and southern Colorado; and the Anadarko Basin in the Texas and Oklahoma panhandle. Natural gas sources from the San Juan Basin and surrounding producing areas can be delivered eastward to Texas intrastate and mid-continent connecting pipelines and natural gas market hubs as well as westward to markets like Arizona, Nevada and California. Transwestern’s Phoenix lateral pipeline, with a throughput capacity of 500 MMcf/d, connects the Phoenix area to the Transwestern mainline.

Transwestern’s customers include local distribution companies, producers, marketers, electric power generators and industrial end-users. Transwestern transports natural gas in interstate commerce. As a result, Transwestern qualifies as a “natural gas company” under the Natural Gas Act (“NGA”) and is subject to the regulatory jurisdiction of the FERC.

Tiger Pipeline

•	Initial capacity of 2.0 Bcf/d
•	Planned expansion of 0.4 Bcf/d (expected to be completed in the second half of 2011)
•	Approximately 175 miles of interstate natural gas pipeline

See additional description of the Tiger pipeline included in “Significant Achievements in 2010” above.

Fayetteville Express Pipeline

•	Initial capacity of 2.0 Bcf/d
•	Approximately 185 miles of interstate natural gas pipeline
•	50/50 joint venture with KMP

See additional description of the Fayetteville Express pipeline included in “Significant Achievements in 2010” above.

Midcontinent Express Pipeline

On May 26, 2010, we completed the transfer of the membership interests in ETC Midcontinent Express Pipeline III, L.L.C. (“ETC MEP III”) to ETE pursuant to the Redemption and Exchange Agreement between us and ETE, dated as of May 10, 2010 (the “MEP Transaction”). ETC MEP III owns a 49.9% membership interest in Midcontinent Express Pipeline, LLC (“MEP”), our joint venture with KMP that owns and operates the Midcontinent Express pipeline. In exchange for the membership interests in ETC MEP III, we redeemed 12,273,830 ETP Common Units that were previously owned by ETE. We also granted ETE an option to acquire the membership interests in ETC Midcontinent Express Pipeline II, L.L.C. (“ETC MEP II”). ETC MEP II owns a 0.1% membership interest in MEP. The option may not be exercised until May 27, 2011.

As part of the MEP Transaction, on May 26, 2010, ETE completed the contribution of the membership interests in ETC MEP III and the assignment of its rights under the option to acquire all of the membership interests in ETC MEP II, to a subsidiary of Regency, in exchange for 26,266,791 Regency common units. In addition, ETE completed the acquisition of a 100% equity interest in the general partner entities of Regency from an affiliate of GE Energy Financial Services, Inc. (“GE EFS”). In exchange, ETE issued 3,000,000 Series A Convertible Preferred Units to the affiliate of GE EFS.

Midstream

The following details our assets in the midstream segment.

Southeast Texas System

•	5,200 miles of natural gas pipeline
•	1 natural gas processing plant (the La Grange plant) with aggregate capacity of 240 MMcf/d
•	12 natural gas treating facilities with aggregate capacity of 1.5 Bcf/d
•	4 natural gas conditioning facilities with aggregate capacity of 670 MMcf/d

The Southeast Texas System is an integrated system located in Southeast Texas that gathers, compresses, treats, processes and transports natural gas from the Austin Chalk trend. Upon completion of the Chisholm pipeline, the La Grange processing plant will also process rich gas from the Eagle Ford Shale. The Southeast Texas System is a large natural gas gathering system covering thirteen counties between Austin and Houston. This system is connected to the Katy Hub through the East Texas pipeline and is connected to the Oasis pipeline, as well as two power plants. This allows us to bypass our processing plants and treating facilities when processing margins are unfavorable by blending untreated natural gas from the Southeast Texas System with natural gas on the Oasis pipeline while continuing to meet pipeline quality specifications.

The La Grange processing plant is a cryogenic natural gas processing plant that processes the rich natural gas that flows through our system to produce residue gas and NGLs.

Our treating facilities remove carbon dioxide and hydrogen sulfide from natural gas gathered into our system before the natural gas is introduced to transportation pipelines to ensure that the gas meets pipeline quality specifications. In addition, our conditioning facilities remove heavy hydrocarbons from the gas gathered into our systems so the gas can be redelivered and meet downstream pipeline hydrocarbon dew point specifications.

North Texas System

•	160 miles of natural gas pipeline
•	1 natural gas processing plant (the Godley plant) with aggregate capacity of 480 MMcf/d
•	1 natural gas conditioning facility with capacity of 100 MMcf/d

The North Texas System is an integrated system located in four counties in North Texas that gathers, compresses, treats, processes and transports natural gas from the Barnett Shale trend. The system includes our Godley processing plant, which processes rich natural gas produced from the Barnett Shale and is integrated with the North Texas System and the ET Fuel System. The facility consists of a cryogenic processing plant and a conditioning facility.

Canyon Gathering System

•	1,390 miles of natural gas pipeline
•	5 natural gas conditioning facilities with aggregate capacity of 96 MMcf/d

The Canyon Gathering System consists of gathering pipeline ranging in diameters from two inches to 24 inches in the Piceance and Uinta Basins of Colorado and Utah and conditioning plants.

Northern Louisiana

•	238 miles of natural gas pipeline
•	5 natural gas treating facilities with aggregate capacity of 435 MMcf/d

Our Northern Louisiana assets comprise several gathering systems in the Haynesville Shale with access to multiple markets through interconnects with several pipelines, including our Tiger pipeline. Our Northern Louisiana assets include the Bistineau, Creedence, and Tristate Systems.

Other Midstream Assets

The midstream segment also includes our interests in various midstream assets located in Texas, New Mexico and Louisiana, with gathering pipelines aggregating a combined capacity of approximately 115 MMcf/d, as well as one processing facility. We also own gathering pipelines serving the Marcellus Shale in West Virginia with aggregate capacity of approximately 250 MMcf/d.

Marketing Operations

We conduct marketing operations in which we market the natural gas that flows through our gathering and intrastate transportation assets, referred to as on-system gas. We also attract other customers by marketing volumes of natural gas that do not move through our assets, referred to as off-system gas. For both on-system and off-system gas, we purchase natural gas from natural gas producers and other suppliers and sell that natural gas to utilities, industrial consumers, other marketers and pipeline companies, thereby generating gross margins based upon the difference between the purchase and resale prices of natural gas, less the costs of transportation.

For the off-system gas, we purchase gas or act as an agent for small independent producers that may not have marketing operations. We develop relationships with natural gas producers to facilitate the purchase of their production on a long-term basis. We believe that this business provides us with strategic insight and market intelligence, which may positively impact our expansion and acquisition strategy.

Propane Operations

We own substantially all of the bulk storage facilities at our customer service locations for our propane operations and have entered into long-term leases for those that we do not own. We believe that the increasing difficulty associated with obtaining permits for new propane distribution locations makes our high level of site ownership and control a competitive advantage. We own approximately 52.1 million gallons of above-ground storage capacity at our various propane plant sites and have leased an aggregate of approximately 8.7 million gallons of underground storage facilities in Arizona, New Mexico and Texas and smaller storage facilities in other locations. We do not own or operate any underground propane storage facilities (excluding customer and local distribution tanks) or propane pipeline transportation assets (other than local delivery systems).

The transportation of propane requires specialized equipment. The trucks and railroad tank cars used for this purpose carry specialized steel tanks that maintain the propane in a liquefied state. As of December 31, 2010, we utilized approximately 152 transport truck tractors, 209 transport trailers, 16 railroad tank cars, 1,848 bobtails and 3,514 other delivery and service vehicles, all of which we own. As of December 31, 2010, we owned approximately 1,200,000 customer storage tanks with typical capacities of 120 to 1,000 gallons that are leased or available for lease to customers. HOLP’s customer storage tanks are pledged as collateral to secure the obligations of HOLP to its banks and the holders of its notes.

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

Business Strategy

We have designed our business strategy with the goal of increasing Unitholder distributions and the value of our Common Units. We believe we have engaged, and will continue to engage, in a well-balanced plan for growth through strategic acquisitions, internally generated expansion, and measures aimed at increasing the profitability of our existing assets.

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

We expect that acquisitions in natural gas operations will be the primary focus of our acquisition strategy going forward, although we also expect to continue to pursue complementary propane acquisitions. We also anticipate that our natural gas operations will provide internal growth projects of greater scale compared to those available in our propane business, as demonstrated by our significant number of completed natural gas pipeline projects.

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

Demand for natural gas.  Natural gas continues to be a critical component of energy consumption in the United States. According to data released in December 2010 by the Energy Information Administration, total domestic consumption of natural gas is expected to rise to 26.5 Tcf in 2035 compared to 2009 consumption of 22.7 Tcf. The industrial and electricity generation sectors currently account for more than half of natural gas usage in the United States.

Natural gas gathering.  The natural gas gathering process begins with the drilling of wells into gas-bearing rock formations. Once a well has been completed, the well is connected to a gathering system. Gathering systems generally consist of a network of small diameter pipelines and, if necessary, compression systems, that collect natural gas from points near producing wells and transport it to larger pipelines for further transportation.

Natural gas compression.  Gathering systems are operated at design pressures that will maximize the total throughput from all connected wells. Specifically, lower pressure gathering systems allow wells, which produce at progressively lower field pressures as they age, to remain connected to gathering systems and to continue to produce for longer periods of time. As the pressure of a well declines, it becomes increasingly difficult to deliver the remaining production in the ground against a higher pressure that exists in the connecting gathering system. Field compression is typically used to lower the pressure of a gathering system. If field compression is not installed, then the remaining production in the ground will not be produced because it cannot overcome the higher gathering system pressure. In contrast, if field compression is installed, then a well can continue delivering production that otherwise might not be produced.

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

Competition

The business of providing natural gas gathering, compression, treating, transporting, storing and marketing services is highly competitive. Since pipelines are generally the only practical mode of transportation for natural gas over land, the most significant competitors of our transportation and storage segment are other pipelines. Pipelines typically compete with each other based on location, capacity, price and reliability.

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

Our counterparties consist primarily of petrochemical companies and other industrials, mid-size to major oil and gas companies and power companies. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. Currently, management does not anticipate a material adverse effect on financial position or results of operations as a result of counterparty performance.

Our natural gas transportation and midstream revenues are derived significantly from companies that engage in natural gas exploration and production activities. Prices for natural gas and NGLs have been negatively impacted in recent years by economic conditions and the discovery and development of new shale formations. As a result, many of our customers have been negatively impacted. We are diligent in attempting to ensure that we issue credit to credit-worthy customers. However, the purchase and resale of natural gas exposes us to credit risk, as the margin on any sale is generally a small percentage of the total sales price. Therefore, a credit loss could be significant to our overall profitability.

During the year ended December 31, 2010, none of our customers individually accounted for more than 10% of our midstream, intrastate transportation and storage and interstate segment revenues.

Regulation

Regulation by the FERC of Interstate Natural Gas Pipelines.  The FERC has broad regulatory authority over the business and operations of interstate natural gas pipelines. Under the NGA, the FERC generally regulates the transportation of natural gas in interstate commerce. For FERC regulatory purposes, “transportation” includes natural gas pipeline transmission (forwardhauls and backhauls), storage and other services. The Transwestern and Tiger pipelines transport natural gas in interstate commerce and thus both pipelines qualify as a “natural gas company” under the NGA subject to the FERC’s regulatory jurisdiction. We also hold a joint venture interest in the Fayetteville Express pipeline, an NGA-jurisdictional interstate transportation system subject to the FERC’s broad regulatory oversight.

The FERC’s NGA authority includes the power to regulate:

•	the certification and construction of new facilities;

•	the review and approval of transportation rates;

•	the types of services that our regulated assets are permitted to perform;

•	the terms and conditions associated with these services;

•	the extension or abandonment of services and facilities;

•	the maintenance of accounts and records;

•	the acquisition and disposition of facilities; and

•	the initiation and discontinuation of services.

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

In December 2009, the FERC issued an order granting Fayetteville Express Pipeline LLC (“FEP”) authorization to construct and operate the Fayetteville Express pipeline, subject to certain conditions, and FEP accepted the FERC’s certificate. Interim service began on the Fayetteville Express pipeline in the fourth quarter of 2010 and commenced service to all of its firm shippers on December 1, 2010, with the primary term of each firm shipper’s contract commencing by January 1, 2011. The rates charged for services on the Fayetteville Express pipeline are largely governed by long-term negotiated rate agreements. In the certificate order, the FERC also approved cost-based recourse rates available to prospective shippers as an alternative to negotiated rates.

In April 2010, the application for authority to construct the Tiger pipeline was approved by the FERC and field construction began on the pipeline in June 2010. The Tiger pipeline was placed in service on December 1, 2010. The rates charged for services on the Tiger pipeline are largely governed by long-term negotiated rate agreements. In June 2010, we filed an application for authority to construct and operate a 0.4 Bcf/d expansion of the Tiger pipeline with the FERC and in February 2011 we accepted the FERC’s order authorizing the construction and operation of this expansion and the rate-related arrangements for the services to be provided on this expansion.

The rates to be charged by NGA-jurisdictional natural gas companies and their terms and conditions for service are generally required to be on file with the FERC in FERC-approved tariffs. Most natural gas companies are authorized to offer discounts from their FERC-approved maximum just and reasonable rates when competition warrants such discounts. Natural gas companies are also generally permitted to offer negotiated rates different from rates established in their tariff if, among other requirements, such companies’ tariffs offer a cost-based recourse rate available to a prospective shipper as an alternative to the negotiated rate. Natural gas companies must make offers of rate discounts and negotiated rates on a basis that is not unduly discriminatory. Existing tariff rates may be challenged by complaint, and if found unjust and unreasonable, may be altered on a prospective basis by the FERC. Rate increases proposed by the interstate natural gas company may be challenged by protest or by the FERC itself, and if such proposed rate increases are found unjust and unreasonable may be rejected by the FERC in whole or in part. Any successful complaint or protest against the FERC-approved rates of our interstate pipelines could have a prospective impact on our revenues associated with providing interstate transmission services. We cannot guarantee that the FERC will continue to pursue its approach of pro-competitive policies as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity, transportation and storage facilities.

Under the Energy Policy Act of 2005, the FERC possesses regulatory oversight over natural gas markets, including the purchase, sale and transportation activities of non-interstate pipelines and other natural gas market participants. Pursuant to the FERC’s rules promulgated under this statutory directive, it is unlawful for any entity, directly or indirectly, in connection with the purchase or sale of electric energy or natural gas or the purchase or sale of transmission or transportation services subject to FERC jurisdiction: (1) to defraud using any device, scheme or artifice; (2) to make any untrue statement of material fact or omit a material fact; or (3) to engage in any act, practice or course of business that operates or would operate as a fraud or deceit. The Commodity Futures Trading Commission (“CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act (“CEA”). With regard to our physical purchases and sales of natural gas, NGLs or other energy commodities; our gathering or transportation of these energy commodities; and any related hedging activities that we undertake, we are required to observe these anti-market manipulation laws and related regulations enforced by the FERC and/or the CFTC. These agencies hold substantial enforcement authority, including the ability to assess civil penalties of up to $1 million per day per violation, to order disgorgement of profits and to recommend criminal penalties. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third party damage claims by, among others, sellers, royalty owners and taxing authorities.

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

The FERC has adopted market-monitoring and annual reporting regulations, which regulations are applicable to many intrastate pipelines as well as other entities that are otherwise not subject to the FERC’s NGA jurisdiction such as natural gas marketers. These regulations are intended to increase the transparency of wholesale energy markets, to protect the integrity of such markets, and to improve the FERC’s ability to assess market forces and detect market manipulation. The FERC also requires interstate pipelines and certain major non-interstate pipelines to post, on a daily basis, capacity, scheduled flow information and actual flow information. As these posting requirements for major non-interstate pipelines are currently on appeal before the U.S. 5th Circuit Court of Appeals, it is not known with certainty the precise form these requirements will ultimately take. Full compliance with these regulations could subject us to further costs and administrative burdens, none of which are expected to have a material impact on our operations.

Our intrastate natural gas operations are also subject to regulation by various agencies in Texas, principally the Texas Railroad Commission (“TRRC”). Our intrastate pipeline and storage operations in Texas are also subject to the Texas Utilities Code, as implemented by the TRRC. Generally, the TRRC is vested with authority to ensure that rates, operations and services of gas utilities, including intrastate pipelines, are just and reasonable and not discriminatory. The rates we charge for transportation services are deemed just and reasonable under Texas law unless challenged in a customer or TRRC complaint. We cannot predict whether such a complaint will be filed against us or whether the TRRC will change its regulation of these rates. Failure to comply with the Texas Utilities Code can result in the imposition of administrative, civil and criminal remedies.

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

Gathering Pipeline Regulation.  Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of the FERC under the NGA. We own a number of natural gas pipelines in Texas, Louisiana, Colorado, West Virginia and Utah that we believe meet the traditional tests the FERC uses to establish a pipeline’s status as a gatherer not subject to FERC jurisdiction. However, the distinction between the FERC-regulated transmission services and federally unregulated gathering services has been the subject of substantial litigation and varying interpretations, so the classification and regulation of our gathering facilities could be subject to change based on future determinations by the FERC and the courts. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation.

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

Pipeline Safety.  Our pipeline operations are subject to regulation by the U.S. Department of Transportation (“DOT”), under the PHMSA, pursuant to which the PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. In addition, the states in which we conduct operations administer federal pipeline safety standards under the Natural Gas Pipeline Safety Act of 1968, as amended (the “NGPSA”), which requires certain pipelines to comply with safety standards in constructing and operating the pipelines and subjects the pipelines to regular inspections. Failure to comply with the safety laws and regulations may result in the imposition of administrative, civil and criminal remedies. The “rural gathering exemption” under the NGPSA presently exempts substantial portions of our gathering facilities from jurisdiction under the NGPSA, but does not apply to our intrastate natural gas pipelines. The portions of our facilities that are exempt include those portions located outside of cities, towns or any area designated as residential or commercial, such as a subdivision or shopping center. Changes to federal pipeline safety laws and regulations are being considered by Congress and the DOT including changes to the “rural gathering exemption,” which, may be restricted in the future. Other safety regulations may be made more stringent and penalties could be increased. Such legislative and regulatory changes could have a material effect on our operations and costs of transportation service.

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

Competition

Propane competes with other sources of energy, some of which are less costly for equivalent energy value. We compete for customers against suppliers of electricity, natural gas and fuel oil. Competition from alternative energy sources has been increasing as a result of reduced utility regulation. Except for certain industrial and commercial applications, propane is generally not competitive with natural gas in areas where natural gas pipelines already exist because natural gas is a significantly less expensive source of energy than propane. The gradual expansion of natural gas distribution systems in the United States has resulted in the availability of natural gas in many areas that previously depended upon propane. Although the extension of natural gas pipelines tends to displace propane distribution in areas affected, we believe that new opportunities for propane sales arise as more geographically remote neighborhoods are developed. Even though propane is similar to fuel oil in certain applications and market demand, propane and fuel oil compete to a lesser extent primarily because of the cost to the customer to convert from one to another. According to industry publications, propane accounts for 4.5% of household energy consumption in the United States.

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

Products, Services and Marketing

Our customer service locations are typically located in suburban and rural areas where natural gas is not readily available. Such locations generally consist of a one to two acre parcel of land, an office, a small warehouse and service facility, a dispenser and one or more 18,000 to 30,000 gallon storage tanks. Propane is generally transported from refineries, pipeline terminals, leased storage facilities and coastal terminals by rail or truck transports to our customer service locations where it is unloaded into storage tanks. In order to make a retail delivery of propane to a customer, a bobtail truck, which generally holds 2,500 to 3,000 gallons of propane, is loaded with propane from the storage tank. Propane is then delivered to the customer by the bobtail truck and pumped into a stationary storage tank on the customer’s premises. We also deliver propane to retail customers in portable cylinders and to certain other bulk end-users in tractor-trailer transports, which typically have an average capacity of approximately 10,500 gallons. End-users receiving transport deliveries include industrial customers, large-scale heating accounts, mining operations and large agricultural accounts.

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

Of the retail gallons we sold in 2010, approximately 55% were to residential customers, 29% were to industrial, commercial and agricultural customers and 16% were to other retail users. While sales to residential customers in 2010 accounted for 55% of total retail gallons sold, they accounted for approximately 68% of our gross profit from propane sales. Residential sales have a greater profit margin and a more stable customer base than the other markets we serve. Industrial, commercial and agricultural sales accounted for 20% of our gross profit from propane sales for 2010, with all other retail users accounting for 12%. No single propane customer accounted for 10% or more of consolidated revenues in 2010.

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

Propane Supply and Storage

Our supplies of propane historically have been readily available from our supply sources. We purchase from over 40 energy companies and natural gas processors at numerous supply points located in the United States and Canada. In 2010, Enterprise Products Partners L.P. (together with its subsidiaries “Enterprise”) and Targa Liquids Marketing and Trade (“Targa”) provided approximately 53.5% and 12.9% of our combined total propane supply, respectively. Enterprise owns approximately 17.6% of the outstanding ETE common units. We purchase a portion of our propane from Enterprise pursuant to an agreement that was extended until March 2015, and includes an option to extend the agreement an additional year. Substantially all agreements with Targa have a maximum duration of one year.

In addition, we have a propane purchase agreement with M.P. Oils, Ltd. to purchase not less than 90.0 million gallons of propane that expires in 2015, which provided 13.3% of our combined total propane supply during 2010.

We believe that if supplies from Enterprise, Targa or M.P. Oils, Ltd. were interrupted, we would be able to secure adequate propane supplies from other sources without a material disruption of our operations. No other single supplier provided more than 10% of our total domestic propane supply during 2010. Although we cannot guarantee that supplies of propane will be readily available in the future, we believe that our diversification of suppliers will enable us to purchase all of our supply needs at market prices without a material disruption of our operations if supplies are interrupted from any of our existing sources. However, increased demand for propane in periods of severe cold weather, or otherwise, could cause future propane supply interruptions or significant volatility in the price of propane.

Except for our agreements with Enterprise and M.P. Oils, Ltd., we typically enter into one-year supply agreements. The percentage of contract purchases may vary from year to year. Supply contracts generally provide for pricing in accordance with posted prices at the time of delivery or at the current prices established at major delivery or storage points, and some contracts include a pricing formula that typically is based on these market prices. We generally have attempted to reduce price risk by purchasing propane on a short-term basis. We have on occasion purchased for future resale significant volumes of propane for storage during periods of low demand, which generally occur during the summer months, at the then current market price, both at our customer service locations and in major storage facilities. We receive our supply of propane predominately through local production, railroad tank cars, pipeline shipments and common carrier transport.

We lease space in larger storage facilities in Arizona, New Mexico, Texas, and smaller storage facilities in other locations, and have the opportunity to use storage facilities in additional locations when we “pre-buy” product from sources having such facilities. We believe that we have adequate third party storage to take advantage of supply purchasing advantages as they may occur from time to time. Access to storage facilities allows us to buy and store large quantities of propane during periods of low demand, which generally occur during the summer months, or at favorable prices, thereby helping to ensure a more secure supply of propane during periods of intense demand or price instability.

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

Environmental Matters

The operation of pipelines, plants and other facilities for gathering, compressing, treating, processing or transporting natural gas, NGLs and other products is subject to stringent and complex federal, state and local environmental and safety laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment. These laws and regulations can impair our business activities that affect the environment in many ways, such as:

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

The Comprehensive Environmental Response, Compensation and Liability Act, as amended, also known as “CERCLA” or “Superfund,” and comparable state laws, impose liability without regard to fault or the legality of the original conduct on certain classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. One class of “responsible persons” is the current owners or operators of contaminated property, even if the contamination arose as a result of historical operations conducted by previous, unaffiliated occupants of the property. Under CERCLA, “responsible persons” may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. It also is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances into the environment. Although “petroleum” is excluded from the definition of hazardous substance under CERCLA, we generate materials in the course of our operations that may be regulated as hazardous substances. We also may incur liability under the Resource Conservation and Recovery Act, also known as “RCRA,” which imposes requirements related to the management and disposal of solid and hazardous wastes. While there exists an exclusion from the definition of hazardous wastes for “drilling fluids, produced waters, and other wastes associated with the exploration, development, or production of crude oil, natural gas or geothermal energy,” in the course of our operations, we may generate certain types of non-excluded petroleum product wastes as well as ordinary industrial wastes such as paint wastes, waste solvents, and waste compressor oils that may be regulated as hazardous or solid wastes.

We currently own or lease, and have in the past owned or leased, numerous properties that for many years have been used for the measurement, gathering, field compression and processing of natural gas and NGLs. Although we used operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or wastes may have been disposed of or released on or under the properties owned or leased by us, or on or under other locations where such wastes were taken for disposal. In addition, some of these properties have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons and wastes was not under our control. These properties and the materials disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes or property contamination, or to perform remedial activities to prevent future contamination. A predecessor company acquired by us in July 2001 had previously received and responded to a request for information from the United States Environmental Protection Agency (the “EPA”) regarding its potential contribution to widespread groundwater contamination in San Bernardino, California, known as the Newmark Groundwater Contamination Superfund site. We have not received any follow-up correspondence from the EPA on the matter since our acquisition of the predecessor company in 2001. In addition, through our acquisitions of ongoing businesses, we are currently involved in several remediation projects that have cleanup costs and related liabilities. As of December 31, 2010 and 2009, accruals of $13.8 million and $12.6 million, respectively, were recorded in our consolidated balance sheets as accrued and other current liabilities and other non-current liabilities to cover estimated material environmental liabilities including certain matters assumed in connection with our acquisition of the HPL System, the Transwestern acquisition, potential environmental liabilities for three sites that were formerly owned by Titan or its predecessors and the predecessor owner’s share of certain environmental liabilities of ETC OLP.

Transwestern conducts soil and groundwater remediation at a number of its facilities. Some of the clean up activities include remediation of several compressor sites on the Transwestern system for contamination by polychlorinated biphenyls (“PCBs”) and the costs of this work are not eligible for recovery in rates. The total accrued future estimated cost of remediation activities expected to continue through 2025 is $8.2 million, which is included in the total environmental accruals mentioned above. Transwestern received FERC approval for rate recovery of projected soil and groundwater remediation costs not related to PCBs effective April 1, 2007.

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

The Federal Clean Air Act, as amended, and comparable state laws restrict the emission of air pollutants from many sources, including processing plants and compressor stations. These laws and any implementing regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions, impose stringent air permit requirements or utilize specific equipment or technologies to control emissions. Failure to comply with these laws and regulations could expose us to civil and criminal enforcement actions. We have established agency-approved baseline monitoring of NOx emissions from our Katy Compressor Station in Harris County, Texas, which is in a non-attainment area for ozone. The NOx baseline has been established and we have a sufficient amount of NOx emission allowances that would allow the facility to continue at its current level of operation in the non-attainment area. On March 30, 2010, the Texas Commission on Environmental Quality (“TCEQ”) adopted two revisions to the state implementation plan responding to the EPA’s re-designation of the Houston area to a severe ozone non-attainment area. These revisions will require reductions in current emissions. By March 2013, TCEQ is required to develop a plan to address the recent change in the ozone standard from 0.08 parts per million (“ppm”) to 0.075 ppm and the EPA recently proposed to lower the standard even further, to somewhere between 0.06 and 0.07 ppm. We expect these efforts will result in the adoption of new regulations that may require additional NOx emissions reductions at large emission sources in the Houston-Galveston ozone non-attainment area.

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. The EPA recently adopted two sets of rules regulating greenhouse gas emissions under the Clean Air Act, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and the other of which regulates emissions of greenhouse gases from certain large stationary sources, effective January 2, 2011. The EPA’s rules relating to emissions of greenhouse gases from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent EPA from implementing, or requiring state environmental agencies to implement, the rules.

In addition, the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, natural gas or NGLs. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations.

In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas sources in the United States on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010. On November 8, 2010, the EPA adopted an expansion of its greenhouse gas reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities. Under the new rule reporting of greenhouse gas emissions from such facilities, including many of our facilities, is now required on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011. Any limitation on emissions of greenhouse gases from our equipment and operations or the requirement that we obtain allowances for such emissions, as well as the NGLs that we produce, could require us to incur significant costs to reduce emissions of greenhouse gases associated with our operations or acquire allowances at the prevailing rates in the marketplace.

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

Our pipeline operations are subject to regulation by the DOT under the Pipeline Hazardous Materials Safety Administration (“PHMSA”), pursuant to which the PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, the PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas.” Activities under these integrity management programs involve the performance of internal pipeline inspections, pressure testing or other effective means to assess the integrity of these regulated pipeline segments, and the regulations require prompt action to address integrity issues raised by the assessment and analysis. Based on the results of our current pipeline integrity testing programs, we estimate that compliance with these federal regulations and analogous state pipeline integrity requirements will result in capital costs of $12.1 million and operating and maintenance costs of $10.4 million over the course of the next year. Integrity testing and assessment of all of these assets will continue, and the potential exists that results of such testing and assessment could cause us to incur even greater capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines.

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

On December 21, 2009, the Colorado Department of Public Health and Environment Air Pollution Control Division (the “Division”) issued a Compliance Order on Consent (the “Consent Order”) pursuant to which the Division determined that ETC Canyon Pipeline, LLC (“ETC Canyon”) violated certain of its operating and construction permits and Colorado air quality statutes at two natural gas processing plants located in Rio Blanco County, Colorado. In full and final resolution of those matters, ETC Canyon agreed to pay a penalty of $0.2 million. The entry into the Consent Order did not constitute an admission by ETC Canyon of any of the factual or legal determinations of the Division. The Consent Order also required ETC Canyon to perform testing of the thermal oxidizers at one of its facilities to demonstrate compliance with emissions limits. ETC Canyon has conducted this performance testing, and the Division is in the process of reviewing the test data to determine whether the facility is in compliance. We cannot predict what course of action the Division will take; however, we do not expect any future penalties related to this matter to have a material impact on our financial position, results of operations or cash flows.

Employees

As of December 31, 2010, we employed 1,408 persons to operate our natural gas operations and 4,025 full-time employees to operate our propane operations. Of the propane employees, 58 are represented by labor unions. We believe that our relations with our employees are satisfactory. Historically, our propane operations hire seasonal workers to meet peak winter demands.

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

The amount of cash we can distribute to holders of our Common Units or other partnership securities depends upon the amount of cash we generate from our operations. The amount of cash we generate from our operations will fluctuate from quarter to quarter and will depend upon, among other things:

•	the amount of natural gas transported in our pipelines and gathering systems;

•	the level of throughput in our processing and treating operations;

•	the fees we charge and the margins we realize for our gathering, treating, processing, storage and transportation services;

•	the price of natural gas and NGLs;

•	the relationship between natural gas and NGL prices;

•	the weather in our operating areas;

•	the cost to us of the propane we buy for resale and the prices we receive for our propane;

•	the level of competition from other midstream companies, interstate pipeline companies, propane companies and other energy providers;

•	the level of our operating costs;

•	prevailing economic conditions; and

•	the level of our derivative activities.

In addition, the actual amount of cash we will have available for distribution will also depend on other factors, such as:

•	the level of capital expenditures we make;

•	the level of costs related to litigation and regulatory compliance matters;

•	the cost of acquisitions, if any;

•	the levels of any margin calls that result from changes in commodity prices;

•	our debt service requirements;

•	fluctuations in our working capital needs;

•	our ability to borrow under our credit facilities;

•	our ability to access capital markets;

•	restrictions on distributions contained in our debt agreements; and

•	the amount, if any, of cash reserves established by our General Partner in its discretion for the proper conduct of our business.

Because of all these factors, we cannot guarantee that we will have sufficient available cash to pay a specific level of cash distributions to our Unitholders.

Furthermore, Unitholders should be aware that the amount of cash we have available for distribution depends primarily upon our cash flow, and is not solely a function of profitability, which is affected by non-cash items. As a result, we may declare and/or pay cash distributions during periods when we record net losses.

We may sell additional limited partner interests, diluting existing interests of Unitholders.

Our Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”) allows us to issue an unlimited number of additional limited partner interests, including securities senior to the Common Units, without the approval of our Unitholders. The issuance of additional Common Units or other equity securities will have the following effects:

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

As of December 31, 2010, ETE owned 50,226,967 ETP Common Units. If ETE were to sell and/or distribute its Common Units to the holders of its equity interests in the future, those holders may dispose of some or all of these units. The sale or disposition of a substantial portion of these units in the public markets could reduce the market price of our outstanding Common Units.

In August 2009, we filed a registration statement to register 12,000,000 ETP Common Units held by ETE, which allows ETE to offer and sell these ETP Common Units from time to time in one or more public offerings, direct placements or by other means.

Our debt level and debt agreements may limit our ability to make distributions to Unitholders and may limit our future financial and operating flexibility.

As of December 31, 2010, we had approximately $6.44 billion of consolidated debt, excluding the credit facilities of our joint ventures, which we guarantee in part. Our level of indebtedness affects our operations in several ways, including, among other things:

•

a significant portion of our cash flow from operations will be dedicated to the payment of principal and interest on outstanding debt and will not be available for other purposes, including payment of distributions;

•	covenants contained in our existing debt agreements require us to meet financial tests that may adversely affect our flexibility in planning for and reacting to changes in our business;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general partnership purposes may be limited;

•	we may be at a competitive disadvantage relative to similar companies that have less debt;

•	we may be more vulnerable to adverse economic and industry conditions as a result of our significant debt level; and

•

failure to comply with the various restrictive covenants of our debt agreements could negatively impact our ability and the ability of our subsidiaries to incur additional debt, including our ability to utilize the available capacity under our revolving credit facilities, and our ability to pay our distributions.

Construction of new pipeline projects will require significant amounts of debt and equity financing which may not be available to us on acceptable terms, or at all.

We plan to fund our growth capital expenditures, including any new pipeline construction projects we may undertake, with proceeds from sales of our debt and equity securities and borrowings under our revolving credit facility; however, we cannot be certain that we will be able to issue our debt and equity securities on terms satisfactory to us, or at all. If we are unable to finance our expansion projects as expected, we could be required to seek alternative financing, the terms of which may not be attractive to us, or to revise or cancel our expansion plans.

As of December 31, 2010, we had approximately $6.44 billion of consolidated debt, excluding the credit facilities of our joint ventures, which we guarantee in part. A significant increase in our indebtedness that is proportionately greater than our issuances of equity could negatively impact our credit ratings or our ability to remain in compliance with the financial covenants under our revolving credit agreement, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Increases in interest rates could adversely affect our business, results of operations, cash flows and financial condition.

In addition to our exposure to commodity prices, we have exposure to increases in interest rates. As of December 31, 2010, we had approximately $6.44 billion of consolidated debt, excluding the credit facilities of our joint ventures, which we guarantee in part. Approximately $402.3 million of our consolidated debt bears interest at variable interest rates and the remainder bears interest at fixed rates. We manage a portion of our interest rate exposures by utilizing interest rate swaps and similar arrangements. To the extent that we have debt with variable interest rates that is not hedged, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates. We had the following interest rate swaps outstanding as of December 31, 2010, none of which are designated as hedges for accounting purposes:

Term	Notional Amount	Type

August 2012 (1)	$400,000	Forward starting to pay a fixed rate of 3.64% and receive a floating rate
July 2018	500,000	Pay a floating rate and receive a fixed rate of 6.70%

(1)	These forward starting swaps have an effective date of August 2012 and a term of 10 years; however, the swaps have a mandatory termination provision and will be settled in August 2012.

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

The credit and business risk profiles of our General Partner, and of ETE as the indirect owner of our General Partner, may be factors in credit evaluations of us as a publicly traded limited partnership due to the significant influence of our General Partner and ETE over our business activities, including our cash distributions, acquisition strategy and business risk profile. Another factor that may be considered is the financial condition of our General Partner and its owners, including the degree of their financial leverage and their dependence on cash flow from the Partnership to service their indebtedness.

ETE has significant indebtedness outstanding and is dependent principally on the cash distributions from its general and limited partner equity interests in us and in Regency to service such indebtedness. Any distributions by us to ETE will be made only after satisfying our then current obligations to our creditors. Although we have taken certain steps in our organizational structure, financial reporting and contractual relationships to reflect the separateness of us, ETP GP and ETP LLC from the entities that control ETP GP (ETE and its general partner), our credit ratings and business risk profile could be adversely affected if the ratings and risk profiles of such entities were viewed as substantially lower or riskier than ours.

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

Furthermore, if the Unitholders are dissatisfied with the performance of our General Partner, they will have little ability to remove our General Partner. The General Partner generally may not be removed except upon the vote of the holders of 66 2/3% of the outstanding units voting together as a single class, including units owned by the General Partner and its affiliates. As of December 31, 2010, ETE and its affiliates held approximately 25% of our outstanding units, with an additional approximate 1% of our outstanding units held by our officers and directors. Consequently, it could be difficult to remove the General Partner without the consent of the General Partner and our related parties.

Furthermore, Unitholders’ voting rights are further restricted by the Partnership Agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than the General Partner and its affiliates, cannot be voted on any matter.

The control of our General Partner may be transferred to a third party without Unitholder consent.

The General Partner may transfer its general partner interest to a third party without the consent of the Unitholders. Furthermore, the general partner of our General Partner may transfer its general partner interest in our General Partner to a third party without the consent of the Unitholders. Any new owner of the General Partner or the general partner of the General Partner would be in a position to replace the officers of the General Partner with its own choices and to control the decisions taken by such officers.

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

We are a holding company with no business operations other than that of our operating subsidiaries. Our only significant assets are the equity interests we own in our operating subsidiaries and equity investees. As a result, we depend upon the earnings and cash flow of our operating subsidiaries and equity investees and any interruption of distributions to us may effect our ability to meet our obligations and to make distributions to our partners.

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

Our Partnership Agreement contains provisions that waive or consent to conduct by our General Partner and its affiliates and reduce the obligations to which our General Partner would otherwise be held by state-law fiduciary duty standards. The following is a summary of the material restrictions contained in our Partnership Agreement on the fiduciary duties owed by our General Partner to the limited partners. Our Partnership Agreement:

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

In order to become a limited partner of our partnership, a Unitholder is required to agree to be bound by the provisions in our Partnership Agreement, including the provisions discussed above.

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

Our Partnership Agreement requires the General Partner to deduct from operating surplus cash reserves that in its reasonable discretion are necessary to fund our future operating expenditures. In addition, our Partnership Agreement permits the General Partner to reduce available cash by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements to which we are a party or to provide funds for future distributions to partners. These cash reserves will affect the amount of cash available for distribution to Unitholders.

Our General Partner has conflicts of interest and limited fiduciary responsibilities that may permit our General Partner to favor its own interests to the detriment of Unitholders.

ETE owns our General Partner and as a result controls us. ETE also owns the general partner of Regency, a publicly traded partnership with which we compete in the natural gas gathering, processing and transportation business. The directors and officers of our General Partner and its affiliates have fiduciary duties to manage our General Partner in a manner that is beneficial to ETE, the sole owner of our General Partner. At the same time, our General Partner has fiduciary duties to manage us in a manner that is beneficial to our Unitholders. Therefore, our General Partner’s duties to us may conflict with the duties of its officers and directors to ETE as its sole owner. As a result of these conflicts of interest, our General Partner may favor its own interest or those of ETE, Regency or their owners or affiliates over the interest of our Unitholders.

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

•

Our General Partner is allowed to take into account the interests of parties in addition to us, including ETE, Regency and their affiliates, in resolving conflicts of interest, thereby limiting its fiduciary duties to us.

•	Our General Partner’s affiliates, including ETE, Regency and their affiliates, are not prohibited from engaging in other businesses or activities, including those in direct competition with us.

•

Our General Partner determines the amount and timing of our asset purchases and sales, capital expenditures, borrowings, repayments of debt, issuances of equity and debt securities and cash reserves, each of which can affect the amount of cash that is distributed to Unitholders and to ETE.

•

Neither our Partnership Agreement nor any other agreement requires ETE or its affiliates, including Regency, to pursue a business strategy that favors us. The directors and officers of the general partners of ETE and Regency have a fiduciary duty to make decisions in the best interest of their members, limited partners and unitholders, which may be contrary to our best interests.

•

Some of the directors and officers of ETE who provide advice to us also may devote significant time to the businesses of ETE, Regency and their affiliates and will be compensated by them for their services.

•	Our General Partner determines which costs, including allocated overhead costs, are reimbursable by us.

•

Our General Partner is allowed to resolve any conflicts of interest involving us and our General Partner and its affiliates, and any resolution of a conflict of interest by our General Partner that is fair and reasonable to us will be deemed approved by all partners and will not constitute a breach of the partnership agreement.

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

•	Our General Partner intends to limit its liability regarding our contractual and other obligations and, in some circumstances, may be entitled to be indemnified by us.

•	In some instances, our General Partner may cause us to borrow funds in order to permit the payment of distributions, even if the purpose or effect of the borrowing is to make incentive distributions.

In addition, certain conflicts may arise as a result of our pursuing acquisitions or development opportunities that may also be advantageous to Regency. If we are limited in our ability to pursue such opportunities, we may not realize any or all of the commercial value of such opportunities. In addition, if Regency is allowed access to our information concerning any such opportunity and Regency uses this information to pursue the opportunity to our detriment, we may not realize any of the commercial value of this opportunity. In either of these situations, our business, results of operations and the amount of our distributions to our Unitholders may be adversely affected. Although we, ETE and Regency have adopted a policy to address these conflicts and to limit the commercially sensitive information that we furnish to ETE, Regency and their affiliates, we cannot assure Unitholders that such conflicts will not occur or that this policy will be effective in all circumstances to protect our commercially sensitive information or to realize the commercial value of our business opportunities.

Affiliates of our General Partner may compete with us.

Except as provided in our Partnership Agreement, affiliates and related parties of our General Partner are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. Regency competes with us with respect to our natural gas operations. Additionally, two directors of Regency GP LLC currently serve as directors of LE GP, LLC, the general partner of ETE.

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

Income from our midstream and intrastate transportation and storage operations is exposed to risks due to fluctuations in commodity prices. For a portion of the natural gas gathered at the North Texas System, Southeast Texas System and HPL System, we purchase natural gas from producers at the wellhead and then gather and deliver the natural gas to pipelines where we typically resell the natural gas under various arrangements, including sales at index prices. Generally, the gross margins we realize under these arrangements decrease in periods of low natural gas prices.

For a portion of the natural gas gathered and processed at the North Texas System and Southeast Texas System, we enter into percentage-of-proceeds arrangements, keep-whole arrangements, and processing fee agreements pursuant to which we agree to gather and process natural gas received from the producers. Under percentage-of-proceeds arrangements, we generally sell the residue gas and NGLs at market prices and remit to the producers an agreed upon percentage of the proceeds based on an index price. In other cases, instead of remitting cash payments to the producer, we deliver an agreed upon percentage of the residue gas and NGL volumes to the producer and sell the volumes we keep to third parties at market prices. Under these arrangements, our revenues and gross margins decline when natural gas prices and NGL prices decrease. Accordingly, a decrease in the price of natural gas or NGLs could have an adverse effect on our results of operations. Under keep-whole arrangements, we generally sell the NGLs produced from our gathering and processing operations to third parties at market prices. Because the extraction of the NGLs from the natural gas during processing reduces the Btu content of the natural gas, we must either purchase natural gas at market prices for return to producers or make a cash payment to producers equal to the value of this natural gas. Under these arrangements, our revenues and gross margins decrease when the price of natural gas increases relative to the price of NGLs if we are not able to bypass our processing plants and sell the unprocessed natural gas. Under processing fee agreements, we process the gas for a fee. If recoveries are less than those guaranteed to the producer, we may suffer a loss by having to supply liquids or its cash equivalent to keep the producer whole with regard to contractual recoveries.

In the past, the prices of natural gas and NGLs have been extremely volatile, and we expect this volatility to continue. For example, during the year ended December 31, 2010, the NYMEX settlement price for the prompt month contract ranged from a high of $5.81 per MMBtu to a low of $3.29 per MMBtu. A composite of the Mt. Belvieu average NGLs price based upon our average NGLs composition during our year ended December 31, 2010 ranged from a high of approximately $1.25 per gallon to a low of approximately $1.00 per gallon.

Our Oasis pipeline, East Texas pipeline, ET Fuel System and HPL System receive fees for transporting natural gas for our customers. Although a significant amount of the pipeline capacity on our pipelines is committed under long-term fee-based contracts, the remaining capacity of our transportation pipelines is subject to fluctuation in demand based on the markets and prices for natural gas, which factors may result in decisions by natural gas producers to reduce production of natural gas during periods of lower prices for natural gas or may result in decisions by end-users of natural gas to reduce consumption of these fuels during periods of higher prices for these fuels. Our fuel retention fees are also directly impacted by changes in natural gas prices. Increases in natural gas prices tend to increase our fuel retention fees, and decreases in natural gas prices tend to decrease our fuel retention fees.

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

Our success depends upon our ability to continually contract for new sources of natural gas supply and natural gas transportation services.

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

As of December 31, 2010, our consolidated balance sheet reflected $781.2 million of goodwill and $264.7 million of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. Accounting principles generally accepted in the United States require us to test goodwill for impairment on an annual basis or when events or circumstances occur, indicating that goodwill might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ capital and balance sheet leverage as measured by debt to total capitalization.

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

During the past several years, we have constructed several new pipelines, and are currently involved in constructing several new pipelines. Our results of operations and ability to grow and to increase distributable cash flow per unit will depend, in part, on our ability to construct pipelines that are accretive to our distributable cash flow. We may be unable to construct pipelines that are accretive to distributable cash flow for any of the following reasons, among others:

•	we are unable to identify pipeline construction opportunities with favorable projected financial returns;

•	we are unable to raise financing for our identified pipeline construction opportunities; or

•	we are unable to secure sufficient natural gas transportation commitments from potential customers due to competition from other pipeline construction projects or for other reasons.

Furthermore, even if we construct a pipeline that we believe will be accretive, the pipeline may in fact adversely affect our results of operations or results from those projected prior to commencement of construction and other factors.

Expanding our business by constructing new pipelines and treating and processing facilities subjects us to risks.

One of the ways that we have grown our business is through the construction of additions to our existing gathering, compression, treating, processing and transportation systems. The construction of a new pipeline or the expansion of an existing pipeline, by adding additional compression capabilities or by adding a second pipeline along an existing pipeline, and the construction of new processing or treating facilities, involve numerous regulatory, environmental, political and legal uncertainties beyond our control and require the expenditure of significant amounts of capital that we will be required to finance through borrowings, the issuance of additional equity or from operating cash flow. If we undertake these projects, they may not be completed on schedule, at all, or at the budgeted cost. A variety of factors outside our control, such as weather, natural disasters and difficulties in obtaining permits and rights-of-way or other regulatory approvals, as well as the performance by third party contractors, may result in increased costs or delays in construction. Cost overruns or delays in completing a project could have a material adverse effect on our results of operations and cash flows. Moreover, our revenues may not increase immediately following the completion of a particular project. For instance, if we build a new pipeline, the construction will occur over an extended period of time, but we may not materially increase our revenues until long after the project’s completion. In addition, the success of a pipeline construction project will likely depend upon the level of natural gas exploration and development drilling activity and the demand for pipeline transportation in the areas proposed to be serviced by the project as well as our ability to obtain commitments from producers in this area to utilize the newly constructed pipelines. In this regard, we may construct facilities to capture anticipated future growth in natural gas production in a region in which such growth does not materialize. As a result, new facilities may be unable to attract enough throughput or contracted capacity reservation commitments to achieve our expected investment return, which could adversely affect our results of operations and financial condition.

We depend on certain key producers for our supply of natural gas on the Southeast Texas System and North Texas System, and the loss of any of these key producers could adversely affect our financial results.

For the year ended December 31, 2010, EnCana Oil and Gas (USA), Inc., EnerVest Operating, LLC, and SandRidge Energy Inc. supplied us with approximately 70% of the Southeast Texas System’s natural gas supply. For our year ended December 31, 2010, EOG Resources, Inc., affiliates of Chesapeake Energy Corporation, XTO Energy Inc. (“XTO”) and EnCana Oil and Gas (USA), Inc., supplied us with approximately 71% of the North Texas System’s natural gas supply. In June 2010, Exxon Mobil Corporation (“ExxonMobil”) completed its acquisition of XTO. We are not the only option available to these producers for disposition of the natural gas they produce. To the extent that these and other producers may reduce the volumes of natural gas that they supply us, we would be adversely affected unless we were able to acquire comparable supplies of natural gas from other producers.

We depend on key customers to transport natural gas through our pipelines.

We have several nine- and ten-year fee-based transportation contracts with XTO that terminate through 2019, pursuant to which XTO has committed to transport certain minimum volumes of natural gas on pipelines in our ET Fuel System. The acquisition of XTO by ExxonMobil has not resulted in any changes to these commitments. We also have an eight-year fee-based transportation contract with Luminant Energy Company LLC (“Luminant”) to transport natural gas on the ET Fuel System. We have also entered into two eight-year natural gas storage contracts that terminate in 2012 with Luminant to store natural gas at the two natural gas storage facilities that are part of the ET Fuel System. Each of the contracts with Luminant may be extended by Luminant for two additional five-year terms. The failure of XTO Energy or Luminant to fulfill their contractual obligations under these contracts could have a material adverse effect on our cash flow and results of operations if we were not able to replace these customers under arrangements that provide similar economic benefits as these existing contracts.

The major shippers on our intrastate transportation pipelines include XTO, EOG Resources, Inc., Chesapeake Energy Marketing, Inc., EnCana Marketing (USA), Inc. and Quicksilver Resources, Inc. These shippers have long-term contracts that have remaining terms ranging from 1 to 10 years.

With respect to our interstate transportation operations, FEP, an entity in which we own a 50% interest, has secured binding 10-year commitments from a small number of major shippers for approximately 1.85 Bcf/d of firm transportation service on the 2.0 Bcf/d Fayetteville Express pipeline project. In connection with our Tiger pipeline, we have an agreement with Chesapeake Energy Marketing, Inc. that provides for a 15-year commitment for firm transportation capacity of approximately 1.0 Bcf/d. We also have agreements with EnCana Marketing (USA), Inc. and other shippers that provide for 10-year commitments for firm transportation capacity on the Tiger pipeline totaling approximately 1.0 Bcf/d, bringing the total initial shipper commitments to approximately 2.0 Bcf/d of firm transportation service in the aggregate on the 2.0 Bcf/d initial Tiger pipeline project. We also have a 10-year commitment for an additional 400 MMcf/d of firm capacity on the Tiger pipeline expansion project.

Transwestern generates the majority of its revenues from long-term and short-term firm transportation contracts with natural gas producers, local distribution companies and end-users. During 2010, ConocoPhillips, Salt River Project and Pacific Gas and Electric Company collectively accounted for 36% of Transwestern’s total revenues.

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

Our intrastate transportation and storage operations are subject to state regulation in Texas, Louisiana, Utah and Colorado, the states in which we operate these types of natural gas facilities. Our intrastate transportation operations located in Texas are subject to regulation as common purchasers and as gas utilities by the TRRC. The TRRC’s jurisdiction extends to both rates and pipeline safety. The rates we charge for transportation and storage services are deemed just and reasonable under Texas law unless challenged in a complaint. Should a complaint be filed or should regulation become more active, our business may be adversely affected.

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

The states in which we conduct operations administer federal pipeline safety standards under the Pipeline Safety Act of 1968, which requires certain pipeline companies to comply with safety standards in constructing and operating the pipelines, and subjects pipelines to regular inspections. Some of our gathering facilities are exempt from the requirements of this Act. In respect to recent pipeline accidents in other parts of the country, Congress and the DOT are considering heightened pipeline safety requirements.

Failure to comply with applicable laws and regulations could result in the imposition of administrative, civil and criminal remedies.

Our interstate pipelines are subject to laws, regulations and policies governing the rates they are allowed to charge for their services.

Laws, regulations and policies governing interstate natural gas pipeline rates could affect the ability of our interstate pipelines to establish rates, to charge rates that would cover future increases in its costs, or to continue to collect rates that cover current costs. NGA-jurisdictional natural gas companies must charge rates that are deemed just and reasonable by the FERC. The rates charged by natural gas companies are generally required to be on file with the FERC in FERC-approved tariffs. Pursuant to the NGA, existing tariff rates may be challenged by complaint and rate increases proposed by the natural gas company may be challenged by protest. We also may be limited by the terms of negotiated rate agreements from seeking future rate increases, or constrained by competitive factors from charging our FERC-approved maximum just and reasonable tariff rates. Further, the FERC has the ability, on a prospective basis, to order refunds of amounts collected under rates that have been found by the FERC to be in excess of a just and reasonable level.

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

Most of the rates to be paid by the initial shippers on our newly constructed interstate pipelines are established pursuant to long-term, negotiated rate transportation agreements. Other prospective shippers on our newly constructed interstate pipelines that elect not to pay a negotiated rate for service may opt instead to pay a cost-based recourse rate established by the FERC as part of our newly constructed interstate pipelines, certificate of public convenience and necessity. Negotiated rate agreements generally provide a degree of certainty to the pipeline and shipper as to a fixed rate during the term of the relevant transportation agreement, but such agreements can limit the pipeline’s future ability to collect costs associated with construction and operation of the pipeline that might be higher than anticipated at the time the negotiated rate agreement was entered. On December 17, 2009, the FERC issued an order granting authorization to construct, own and operate the Fayetteville Express pipeline, and on April 7, 2010, the FERC issued an order granting authorization to construct, own and operate the Tiger pipeline. On June 17, 2010, we filed an application for authorization to construct, own and operate the Tiger pipeline expansion project to add 400 MMcf/d of capacity to the Tiger pipeline. In February 2011, we accepted the FERC’s order authorizing the construction and operation of this expansion project.

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

We must on occasion rely upon rulings by the FERC or other governmental authorities to carry out certain of our business plans. For example, in order to carry out our plan to construct the Fayetteville Express and Tiger pipelines we were required to, among other things, file and support before the FERC NGA Section 7(c) applications for certificates of public convenience and necessity to build, own and operate such facilities. We cannot guarantee that FERC will authorize construction and operation of any future interstate natural gas transportation project we might propose. Moreover, there is no guarantee that certificate authority for any future interstate projects will be granted in a timely manner or will be free from potentially burdensome conditions.

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

Our natural gas and propane operations are subject to stringent federal, state, and local laws and regulations that seek to protect human health and the environment, including those governing the emission or discharge of materials into the environment. These laws and regulations may require the acquisition of permits for our operations, result in capital expenditures to manage, limit or prevent emissions, discharges or releases of various materials from our pipelines, plants and facilities and impose substantial liabilities for pollution resulting from our operations. Several governmental authorities, such as the EPA, have the power to enforce compliance with these laws and regulations and the permits issued under them and frequently mandate difficult and costly remediation measures and other actions. Failure to comply with these laws, regulations and permits may result in the assessment of significant administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctive relief.

We may incur substantial environmental costs and liabilities because of the underlying risk inherent to our operations. Certain environmental laws and regulations can provide for joint and several strict liabilities for cleanup to address discharges or releases of petroleum hydrocarbons or other materials or wastes at sites to which we may have sent wastes or on, under or from our properties and facilities, many of which have been used for industrial activities for a number of years, even if such discharges were caused by our predecessors. Private parties, including the owners of properties through which our gathering systems pass or facilities where our petroleum hydrocarbons or wastes are taken for reclamation or disposal may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations, personal injury or property damage. The total accrued future estimated cost of remediation activities relating to our Transwestern pipeline operations expected to continue through 2025 was $8.2 million as of December 31, 2010.

Changes in environmental laws and regulations occur frequently, and any such changes that result in more stringent and costly waste handling, emission standards, or storage, transport, disposal or remediation requirements could have a material adverse effect on our operations or financial position. For example, the EPA in 2008 lowered the federal ozone standard from 0.08 ppm to 0.075 ppm, requiring the environmental agencies in states with areas that do not currently meet this standard to adopt new rules between to further reduce NOx and other ozone precursor emissions. The EPA recently proposed to lower the standard even further, to somewhere between 0.06 and 0.07 ppm. We have previously been able to satisfy the more stringent NOx emission reduction requirements that affect our compressor units in ozone non-attainment areas at reasonable cost, but there is no guarantee that the changes we may have to make in the future to meet the new ozone standard or other evolving standards will not require us to incur costs that could be material to our operations.

Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the natural gas and other hydrocarbon products that we transport, store or otherwise handle in connection with our transportation, storage, and midstream services.

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has begun adopting and implementing regulations to restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act. The EPA recently adopted two sets of rules regulating greenhouse gas emissions under the Clean Air Act, one of which requires a reduction in emissions of greenhouse gases from motor vehicles and the other of which regulates emissions of greenhouse gases from certain large stationary sources, effective January 2, 2011. The EPA’s rules relating to emissions of greenhouse gases from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent EPA from implementing, or requiring state environmental agencies to implement, the rules.

In addition, the United States Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, natural gas or NGLs. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations.

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

The United States Congress recently adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (HR 4173), which, among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The new legislation was signed into law by the President on July 21, 2010 and requires the CFTC and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. The CFTC has also proposed regulations to set position limits for certain futures and option contracts in the major energy markets, although it is not possible at this time to predict whether or when the CFTC will adopt those rules or include comparable provisions in its rulemaking under the new legislation. The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral, which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure its existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable.

We may be impacted by competition from other midstream, transportation and storage companies and propane companies.

We experience competition in all of our markets. Our principal areas of competition include obtaining natural gas supplies for the Southeast Texas System, North Texas System and HPL System and natural gas transportation customers for our transportation pipeline systems. Our competitors include major integrated oil companies, interstate and intrastate pipelines and companies that gather, compress, treat, process, transport, store and market natural gas. The Southeast Texas System competes with natural gas gathering and processing systems owned by

DCP Midstream, LLC. The North Texas System competes with Crosstex North Texas Gathering, LP and Devon Gas Services, LP for gathering and processing. The East Texas pipeline competes with other natural gas transportation pipelines that serve the Bossier Sands area in East Texas and the Barnett Shale region in North Texas. The ET Fuel System and the Oasis pipeline compete with a number of other natural gas pipelines, including interstate and intrastate pipelines that link the Waha Hub. The ET Fuel System competes with other natural gas transportation pipelines serving the Dallas/Ft. Worth area and other pipelines that serve the east central Texas and South Texas markets. Pipelines that we compete with in these areas include those owned by Atmos Energy Corporation, Enterprise and Enbridge, Inc. Some of our competitors may have greater financial resources and access to larger natural gas supplies than we do.

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

The Transwestern, Fayetteville Express and Tiger pipelines compete with other interstate and intrastate pipeline companies in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service, access to sources of supply and the flexibility and reliability of service. Natural gas competes with other forms of energy available to our customers and end-users, including for example, electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability or price of natural gas and other forms of energy, the level of business activity, conservation, legislation and governmental regulations, the capability to convert to alternate fuels and other factors, including weather and natural gas storage levels, affect the levels of natural gas transportation volumes in the areas served by our pipelines.

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

For the year ended December 31, 2010, approximately 28% of our sales of natural gas was to industrial end-users and utilities. As a consequence of the increase in competition in the industry and volatility of natural gas prices, end-users and utilities are increasingly reluctant to enter into long-term purchase contracts. Many end-users purchase natural gas from more than one natural gas company and have the ability to change providers at any time. Some of these end-users also have the ability to switch between gas and alternate fuels in response to relative price fluctuations in the market. Because there are many companies of greatly varying size and financial capacity that compete with us in the marketing of natural gas, we often compete in the end-user and utilities markets primarily on the basis of price. The inability of our management to renew or replace our current contracts as they expire and to respond appropriately to changing market conditions could have a negative effect on our profitability.

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

Our pipeline operations are subject to regulation by the DOT, under the PHMSA, pursuant to which the PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, the PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas.” Activities under these integrity management programs involve the performance of internal pipeline inspections, pressure testing or other effective means to assess the integrity of these regulated pipeline segments, and the regulations require prompt action to address integrity issues raised by the assessment and analysis. Based on the results of our current pipeline integrity testing programs, we estimate that compliance with these federal regulations and analogous state pipeline integrity requirements will result in capital costs of $12.1 million and operating and maintenance costs of $10.4 million over the course of the next year. For the years ended December 31, 2010, 2009 and 2008, $13.3 million, $31.4 million and $23.3 million, respectively, of capital costs and $15.4 million, $18.5 million and $13.1 million, respectively, of operating and maintenance costs have been incurred for pipeline integrity testing. Integrity testing and assessment of all of these assets will continue, and the potential exists that results of such testing and assessment could cause us to incur even greater capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines.

Changes in other forms of health and safety regulations are also being considered. New pipeline safety legislation requiring more stringent spill reporting and disclosure obligations has been introduced in the U.S. Congress and was passed by the U.S. House of Representatives in 2010, but was not voted on in the U.S. Senate. Similar legislation is likely to be considered in the current session of Congress. The DOT has also recently proposed legislation providing for more stringent oversight of pipelines and increased penalties for violations of safety rules, which is in addition to the PHMSA’s announced intention to strengthen its rules. Such Legislative and regulatory changes could have a material effect on our operations through more stringent and comprehensive safety regulations and higher penalties for the violation of those regulations.

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

During 2010, we purchased approximately 53.5%, 12.9% and 13.3% of our propane from Enterprise, Targa and M.P. Oils, Ltd., respectively. Enterprise owns approximately 17.6% of ETE’s outstanding Common Units. We purchase a portion of our propane requirements from Enterprise pursuant to an agreement that was extended until March 2015 and contains an option to renew for an additional year. If supplies from these sources were interrupted, the cost of procuring replacement supplies and transporting those supplies from alternative locations might be materially higher and, at least on a short-term basis, margins could be adversely affected. Supply from Canada is subject to the additional risk of disruption associated with foreign trade such as trade restrictions, shipping delays and political, regulatory and economic instability.

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

The present tax treatment of publicly traded partnerships, including us, or an investment in our Common Units, may be modified by administrative, legislative or judicial interpretation at any time, causing us to be treated as a corporation for federal income tax purposes or otherwise subjecting us to entity-level taxation. For example, recently, members of the U.S. Congress considered substantive changes to the existing U.S. federal income tax laws that would have affected the tax treatment of certain publicly traded partnerships. Several states currently impose entity-level taxes on partnerships, including us. Further, because of widespread state budget deficits and other reasons, several additional states are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise and other forms of taxation. If any additional states were to impose a tax upon us as an entity, our cash available for distribution would be reduced. Any modification to the U.S. federal income or state tax laws, or interpretations thereof, may or may not be applied retroactively. Although we are unable to predict whether any of these changes or any other proposals will ultimately be enacted, any such changes could negatively impact the value of an investment in our Common Units.

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

Investment in Common Units by tax-exempt entities, including employee benefit plans and individual retirement accounts (known as IRAs) and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to Unitholders who are organizations exempt from federal income tax, may be taxable to them as “unrelated business taxable income.” Distributions to non-U.S. persons will be reduced by withholding taxes, generally at the highest applicable effective tax rate, and non-U.S. persons will be required to file United States federal and state income tax returns and generally pay United States federal and state income tax on their share of our taxable income.

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

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, however, the Department of the Treasury and the IRS issued proposed Treasury Regulations that provide a safe harbor pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our Unitholders.

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

We will be considered technically terminated for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same unit will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all Unitholders which would require us to file two federal partnership tax returns for one fiscal year, and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a Unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in such Unitholder’s taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes. We would be treated as a new partnership for tax purposes on the technical termination date, and would be required to make new tax elections and could be subject to penalties if we were unable to determine in a timely manner that a termination occurred.

In November 2010, Enterprise GP Holdings L.P., which, at the time, held non-controlling interests in ETE and its general partner, merged into Enterprise Products Partners L.P. For federal income tax purposes, this merger is treated as a change of approximately 18% of the ownership interests in ETE. The completion of the Enterprise merger transaction did not cause a technical termination of the partnership in 2010, but it did increase the likelihood that a technical termination of our partnership for federal income tax purposes may occur during the twelve-month period following the consummation of the transaction.

Unitholders will likely be subject to state and local taxes and return filing requirements in states where they do not live as a result of investing in our Common Units.

In addition to federal income taxes, the Unitholders may be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Unitholders may be required to file state and local income tax returns and pay state and local income taxes in some or all of the jurisdictions. We currently own property or conduct business in more than 40 states. Most of these states impose an income tax on individuals, corporations and other entities. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal or corporate income tax. Further, Unitholders may be subject to penalties for failure to comply with those requirements. It is the responsibility of each Unitholder to file all federal, state and local tax returns.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

A description of our properties is included in “Item 1. Business.” We own an office building for our executive office in Dallas, Texas and office buildings in Helena, Montana and San Antonio, Texas. We also own a field office building in Fruita, Colorado and lease office facilities in Houston, Texas, Rockwall, Texas, Florence, Kentucky, Tulsa, Oklahoma, Wexford, Pennsylvania, Bridgeport, West Virginia and Denver, Colorado. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future, and that additional facilities will be available on commercially reasonable terms as needed.

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

Substantially all of our pipelines, which are described in “Item 1. Business”, are constructed on rights-of-way granted by the apparent record owners of the property. Lands over which pipeline rights-of-way have been obtained may be subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained, where necessary, easement agreements from public authorities and railroad companies to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, railroad properties and state highways, as applicable. In some cases, properties on which our pipelines were built were purchased in fee. We also own and operate three natural gas storage facilities, including the Bammel facility, and own or lease other natural gas treating and conditioning facilities in connection with our midstream operations.

ITEM 3.  LEGAL PROCEEDINGS

We are not aware of any material legal or governmental proceedings against us or our Operating Companies, or contemplated to be brought against us or our Operating Companies, under the various environmental protection statutes to which we and they are subject, except for the Consent Order issued to ETC Canyon by the Colorado Department of Public Health and Environment Air Pollution Control Division on December 31, 2009, as discussed above under “Item 1, Business – Environmental Matters.”

For a description of legal proceedings, see Note 9 to our consolidated financial statements.

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

	Price Range		Cash Distribution (1)
	High	Low
Fiscal Year 2010
Fourth Quarter Ended December 31, 2010	$52.00	$48.01	$0.89375
Third Quarter Ended September 30, 2010	51.95	44.97	0.89375
Second Quarter Ended June 30, 2010	49.99	40.06	0.89375
First Quarter Ended March 31, 2010	47.76	42.69	0.89375

Fiscal Year 2009
Fourth Quarter Ended December 31, 2009	$45.56	$40.77	$0.89375
Third Quarter Ended September 30, 2009	47.44	38.70	0.89375
Second Quarter Ended June 30, 2009	44.33	36.50	0.89375
First Quarter Ended March 31, 2009	38.69	30.72	0.89375

(1)	Distributions are shown in the quarter with respect to which they relate. For each of the indicated quarters for which distributions have been made, an identical per unit cash distribution was paid on any units subordinated to our Common Units outstanding at such time. Please see “— Cash Distribution Policy” below for a discussion of our policy regarding the payment of distributions.

Description of Units

As of February 16, 2011, there were approximately 265,000 individual Common Unitholders, which includes Common Units held in street name. Our Common Units represent limited partner interests in us that entitle the holders to the rights and privileges specified in our Partnership Agreement. Our Common Units are registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are listed for trading on the NYSE. The Common Units are entitled to distributions of Available Cash as described below under “— Cash Distribution Policy.”

In conjunction with our purchase of the capital stock of Heritage Holdings Inc. (“HHI”) in January 2004, there are currently 8,853,832 Class E Units outstanding, all of which are owned by HHI, our wholly-owned subsidiary. The Class E Units generally do not have any voting rights. These Class E Units are entitled to aggregate cash distributions equal to 11.1% of the total amount of cash distributed to all Unitholders, including the Class E Unitholders, up to $1.41 per unit per year. As the Class E Units are owned by a wholly owned subsidiary, the cash distributions on those units are eliminated in our consolidated financial statements. Although no plans are currently in place, management may evaluate whether to retire the Class E Units at a future date.

As of December 31, 2010, our General Partner owned an approximate 1.8% general partner interest in us and the holders of Common Units and Class E Units collectively owned a 98.2% limited partner interest in us.

Incentive Distribution Rights represent the contractual right to receive a specified percentage of quarterly distributions of Available Cash from operating surplus after the minimum quarterly distribution has been paid. Please read “— Distributions of Available Cash from Operating Surplus” below.

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

If we combine our units into fewer units or subdivide our units into a greater number of units, we will proportionately adjust our minimum quarterly distribution; our target cash distribution levels; and our unrecovered capital. For example, if a two-for-one split of our Common Units should occur, our unrecovered capital would be reduced to 50% of the initial level. We will not make any adjustment by reason of our issuance of additional units for cash or property.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table discloses purchases of our Common Units made by us or on our behalf for the quarter ended December 31, 2010.

Period	Total Number of Units Purchased (1)	Average Price Paid per Unit	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Units that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	6,137	$49.59	N/A	N/A
November 1 - November 30	—	—	N/A	N/A
December 1 - December 31	89,406	50.97	N/A	N/A

Total	95,543	$50.88	N/A	N/A

(1)	Pursuant to the terms of our equity incentive plans, to the extent the Partnership is required to withhold federal, state, local or foreign taxes in connection with any grant of an award, the issuance of Common Units upon the vesting of an award, or payment made to a plan participant, it is a condition to the receipt of such payment that the plan participant make arrangements satisfactory to the Partnership for the payment of taxes. A plan participant may relinquish a portion of the Common Units to which the participant is entitled in connection with the issuance of Common Units upon vesting of an award as payment for such taxes. During the three months ended December 31, 2010, certain of the participants in the 2004 Unit Plan and the 2008 Long-Term Incentive Plan (the “2008 Incentive Plan”) elected to have a portion of the Common Units to which they were entitled upon vesting of restricted units withheld by the Partnership to satisfy the Partnership’s tax withholding obligations. None of the Common Units delivered to recipients of unit awards upon vesting were purchased by the Partnership through a publicly announced open-market plan or program.

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

	Years Ended December 31,			Four Months Ended December 31, 2007	Years Ended August 31,
	2010	2009	2008		2007	2006
Statement of Operations Data:
Revenues:
Intrastate transportation and storage	$3,290,905	$2,391,544	$5,634,604	$1,254,401	$3,915,932	$5,013,224
Interstate transportation (a)	292,419	270,213	244,224	76,000	178,663	—
Midstream	3,169,314	2,441,160	5,342,393	1,166,313	2,853,496	4,223,544
Retail propane and other retail propane related	1,419,646	1,292,583	1,624,010	511,258	1,284,867	879,556
All other	287,323	21,665	16,702	6,060	121,278	102,028
Eliminations	(2,574,780)	(999,870)	(3,568,065)	(664,522)	(1,562,199)	(2,359,256)

Total revenues	5,884,827	5,417,295	9,293,868	2,349,510	6,792,037	7,859,096
Gross margin	2,284,886	2,295,239	2,355,788	675,856	1,713,831	1,290,780
Depreciation and amortization	343,011	312,803	262,151	71,333	179,162	117,415
Operating income	1,058,171	1,127,607	1,117,579	323,634	829,652	642,871
Interest expense, net of interest capitalized	412,553	394,274	265,701	66,298	175,563	113,857
Income from continuing operations before income tax expense	632,758	804,319	872,703	272,613	690,939	544,006
Income tax expense (b)	15,536	12,777	6,680	10,789	13,658	25,920
Income from continuing operations	617,222	791,542	866,023	261,824	677,281	518,086
Basic income from continuing operations per unit	1.20	2.53	3.74	1.24	3.32	3.61
Diluted income from continuing operations per unit	1.19	2.53	3.74	1.24	3.31	3.60
Cash distributions per unit (c)	3.58	3.58	3.55	1.13	3.19	2.56
Balance Sheet Data (at period end):
Current assets	1,121,423	1,271,963	1,183,401	1,409,959	1,041,093	1,301,804
Total assets	12,149,992	11,734,972	10,627,489	9,008,161	7,708,428	5,455,013
Current liabilities	842,450	823,539	1,150,547	1,215,461	924,217	1,016,490
Long-term debt, less current maturities	6,404,916	6,176,918	5,618,549	4,297,264	3,626,977	2,589,124
Total equity	4,743,437	4,599,708	3,743,069	3,379,191	3,042,072	1,738,719
Other Financial Data:
Cash flows provided by operating activities	1,202,283	826,878	1,258,145	245,702	1,112,732	543,884
Cash flows used in investing activities	(1,493,848)	(1,345,756)	(2,015,585)	(995,943)	(2,158,090)	(1,244,406)
Cash flows provided by financing activities	272,922	495,159	792,875	738,003	1,088,022	701,649
Capital expenditures:
Maintenance (accrual basis)	99,275	102,652	140,968	48,998	89,226	51,826
Growth (accrual basis)	1,288,863	530,333	1,921,679	604,371	998,075	677,861
Cash (received in) paid for acquisitions	177,920	(30,367)	84,783	337,092	90,695	586,185

(a)	Our interstate transportation operations began in fiscal 2007 with the acquisition of Transwestern pipeline.

(b)	As a partnership, we are generally not subject to income taxes. However, our subsidiaries, Oasis Pipe Line Company, HHI, Heritage Service Corporation and Titan Propane Services, Inc. are corporations subject to income taxes.

(c)	The cash distribution per unit for fiscal year 2006 includes the special distribution of $0.0325 per unit related to the proceeds we received in connection with the settlement of litigation with SCANA Corporation, Cornerstone Ventures, L.P. and Suburban Propane, L.P.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with our historical consolidated financial statements and accompanying notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this report. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Item 1A. Risk Factors” included in this report.

References to “we,” “us,” “our”, the “Partnership” and “ETP” shall mean Energy Transfer Partners, L.P. and its subsidiaries.

Overview

The activities in which we are engaged and the wholly-owned operating subsidiaries through which we conduct those activities are as follows:

•	Natural gas operations, including the following segments:

¡	natural gas midstream and intrastate transportation and storage through La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company (“ETC OLP”); and

¡

interstate natural gas transportation services through Energy Transfer Interstate Holdings, LLC (“ET Interstate”). ET Interstate is the parent company of Transwestern Pipeline Company, LLC (“Transwestern”), ETC Fayetteville Express Pipeline, LLC (“ETC FEP”) and ETC Tiger Pipeline, LLC (“ETC Tiger”).

•	Retail propane through Heritage Operating, L.P. (“HOLP”) and Titan Energy Partners, L.P. (“Titan”).

•	Other operations, including natural gas compression services through ETC Compression, LLC (“ETC Compression”).

General

Our primary objective is to increase the level of our cash distributions over time by pursuing a business strategy that is currently focused on growing our natural gas and propane businesses through, among other things, pursuing certain construction and expansion opportunities relating to our existing infrastructure and acquiring certain strategic operations and businesses or assets. The actual amounts of cash that we will have available for distribution will primarily depend on the amount of cash we generate from our operations.

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

Our principal operations include the following reportable segments:

•

Intrastate transportation and storage — Revenue is principally generated from fees charged to customers to reserve firm capacity on our pipelines or to move gas through our pipelines on an interruptible basis. Typically, long-term contracts contain a fixed fee to reserve capacity for a specified volume, regardless if natural gas is transported. When the natural gas is transported, additional fees, including a fuel retention fee, may be earned. Our interruptible or short-term business is generally impacted by basis differentials between delivery points on our system and the price of natural gas; the basis differentials that primarily impact our interruptible business are primarily among receipt points between West Texas to East Texas or segments thereof. When narrow or flat spreads exist, our open capacity may be underutilized and go unsold. Conversely, when basis differentials widen, our interruptible volumes and fees generally increase. The fee structure normally consists of a monetary fee and fuel retention. Excess fuel retained after consumption is typically sold at market prices. In addition to transport fees, we generate revenue from purchasing natural gas and transporting it across our system. The natural gas is then sold to electric utilities, independent power plants, local distribution companies, industrial end-users and other marketing companies. The HPL System purchases natural gas at the wellhead for transport and selling. Other pipelines with access to west Texas supply, such as Oasis and ET Fuel, may also purchase gas at the wellhead and other supply sources for transport across our system to be sold at market on the east side of our system. This activity allows our intrastate transportation and storage segment to capture the current basis differentials between delivery points on our system or to capture basis differentials that were previously locked in through hedges. Firm capacity long-term contracts are typically not subject to price differentials between shipping locations. Approximately 22% of our long-term volumes have a remaining term of 3 years or less and 29% have a remaining term of 5 years or less. Many of these contracts have renewal options at the end of the term, which may or may not be exercised.

We also generate fee-based revenue from our natural gas storage facilities by contracting with third parties for their use of our storage capacity. From time to time, we inject and hold natural gas in our Bammel storage facility to take advantage of contango markets, a term used to describe a pricing environment when the price of natural gas is higher in the future than the current spot price. We use financial derivatives to hedge the natural gas held in connection with these arbitrage opportunities. Our earnings from natural gas storage we purchase, store and sell are subject to the current market prices (spot price in relation to forward price) at the time the storage gas is hedged. At the inception of the hedge, we lock in a margin by purchasing gas in the spot market and entering into a financial derivative to lock in the forward sale price. If we designate the related financial derivative as a fair value hedge for accounting purposes, we value the hedged natural gas inventory at current spot market prices whereas the financial derivative is valued using forward natural gas prices. As a result of fair value hedge accounting, we have elected to exclude the spot forward premium from the measurement of effectiveness and changes in the spread between forward natural gas prices and spot market prices result in unrealized gains or losses until the underlying physical gas is withdrawn and the related financial derivatives are settled. Once the gas is withdrawn and the designated derivatives are settled, the previously unrealized gains or losses associated with these positions are realized. If the spread narrows between spot and forward prices prior to withdrawal of the gas, we will record unrealized gains or lower unrealized losses. If the spread widens prior to withdrawal of the gas, we will record unrealized losses or lower unrealized gains.

As noted above, any excess retained fuel is sold at market prices. To mitigate commodity price exposure, we will use financial derivatives to hedge prices on a portion of natural gas volumes retained. For certain contracts that qualify for hedge accounting, we designate them as cash flow hedges of the forecasted sale of gas. The change in value, to the extent the contracts are effective, remains in accumulated other comprehensive income until the forecasted transaction occurs. When the forecasted transaction occurs, any gain or loss associated with the derivative is recorded in cost of products sold in the consolidated statement of operations.

In addition, we use financial derivatives to lock in price differentials between market hubs connected to our assets on a portion of our intrastate transportation system’s unreserved capacity. Gains and losses on these financial derivatives are dependent on price differentials at market locations, primarily points in West Texas and East Texas. We account for these derivatives using mark-to-market accounting, and the change in the value of these derivatives is recorded in earnings.

•

Interstate transportation — The majority of our interstate transportation revenues are generated through firm reservation charges that are based on the amount of firm capacity reserved for our firm shippers regardless of usage. Tiger, Fayetteville Express and Transwestern expansion shippers have made 10- to 15-year commitments to pay reservation charges for the firm capacity reserved for their use. In addition to reservation revenues, additional revenue sources include commodity charges paid based on actual usage by firm shippers, interruptible transportation charges and, for the Transwestern pipeline, operational gas sales.

•

Midstream — Revenue is principally dependent upon the volumes of natural gas gathered, compressed, treated, processed, purchased and sold through our pipelines as well as the level of natural gas and NGL prices.

In addition to fee-based contracts for gathering, treating and processing, we also have percent of proceeds and keep-whole contracts, which are subject to market pricing. For percent of proceeds contracts, we retain a portion of the natural gas and NGLs processed as a fee. When natural gas and NGL prices increase, the value of the portion we retain as a fee increases. Conversely, when prices of natural gas and NGLs decrease, so does the value of the portion we retain as a fee. For wellhead (keep-whole) contracts, we retain the difference between the price of NGLs and the cost of the gas to process the NGLs. In periods of high NGL prices relative to natural gas, our margins increase. During periods of low NGL prices relative to natural gas, our margins decrease or could become negative. However, we have the ability to bypass our processing plants to avoid negative margins that may occur from processing NGLs in the event it is uneconomical to process this gas. Our processing contracts and wellhead purchases in rich natural gas areas provide that we earn and take title to specified volumes of NGLs, referred to as equity NGLs. Equity NGLs can be derived from performing a service in a percent of proceeds contract or NGLs that are produced under a keep-whole arrangement. In addition to NGL price risk, our processing activity is also subject to price risk from natural gas because, in order to process the gas, in some cases we must purchase it. Therefore, lower gas prices generally result in higher processing margins.

We conduct marketing operations in which we market the natural gas that flows through our assets, referred to as on-system gas. We also attract other customers by marketing volumes of natural gas that does not originate from our assets, referred to as off-system gas. For both on-system and off-system gas, we purchase natural gas from natural gas producers and other suppliers and sell that natural gas to utilities, industrial consumers, other marketers and pipeline companies, thereby generating gross margins based upon the difference between the purchase and resale prices of natural gas, less the costs of transportation.

•

Retail propane and other retail propane related operations — Revenue is principally generated from the sale of propane and propane-related products and services. The retail propane segment is a margin-based business in which gross profits depend on the excess of sales price over propane supply cost. Consequently, the profitability of our retail propane business is sensitive to changes in wholesale propane prices. Our propane business is largely seasonal and dependent upon weather conditions in our service areas. We use information published by the National Oceanic and Atmospheric Administration (“NOAA”) to gather heating degree day data to analyze how our sales volumes may be affected by temperature. Our normal temperatures are defined as the prior ten year weighted-average temperature which is based on the average heating degree days provided by NOAA gathered from the various measuring points in our operating areas weighted by the retail volumes attributable to each measuring point.

Trends and Outlook

Economic forecasts indicate continued high natural gas storage levels combined with strong supply primarily from the discovery of new natural gas shale formations and we expect overall consumption of natural gas in the United States and natural gas prices to be stable during 2011. We have mitigated much of the exposure to changing natural gas prices within our operations. In our natural gas operations, a significant portion of our revenue continues to be derived from long-term fee-based arrangements, pursuant to which our customers pay us capacity reservation fees regardless of the volume of natural gas transported; however, we do recognize a portion of our revenue from fees based on actual volumes transported. We expect these volumes to be relatively consistent with 2010 volumes transported given the outlook on natural gas prices and production in 2011. In addition, we continue to evaluate and execute strategies to mitigate the impacts of changing prices. These strategies include hedging net retained fuel volume and a portion of volumes purchased at the wellhead from producers and sold at market prices. As of December 31, 2010, approximately 77% of our estimated volumes exposed to natural gas price risk in 2011 was hedged using puts and calls. Our assets also benefit from wide price differentials between receipt and delivery points on our system. We do not expect a significant change in the price variations between locations our assets are connected to during 2011 based on current supply, demand and capacity dynamics.

We expect our current processing activities to continue to be stable, and with our expansion activities in the Eagle Ford Shale, we anticipate an increase in NGL volumes processed in 2011. This will have a favorable impact on our fee-based business as well as our equity NGLs. We anticipate NGL prices will continue to be strong during 2011 as the economy continues to recover.

With respect to our interstate transportation segment, we expect that our recent completion of the Tiger pipeline and the Fayetteville Express pipeline will favorably impact our results going forward.

As a result of the industry-specific and general economic challenges encountered in the recent past, we maintained our quarterly distributions to our Unitholders at a consistent rate throughout 2010. We believe that this approach has been prudent and also in the best interest of our Unitholders. However, we are committed to our primary objective of increasing the level of our cash distributions, and in order to do so, we are continuing our pursuit of growth through construction of new assets, expansion of our existing assets and strategic acquisitions. To that end, we have recently completed construction of the Tiger pipeline and Fayetteville Express pipeline, and we currently expect to spend between $775 million and $885 million for growth capital expenditures in 2011. In addition, we expect to make capital expenditures to our joint ventures of between $200 million and $230 million in 2011. We believe that we have sufficient liquidity to fund our announced growth projects in 2011. We also believe that our current liquidity position would provide us the financial flexibility to pursue accretive acquisitions of various sizes, if such opportunities arise that we believe are in the best interests of our Unitholders. Furthermore, we expect that we will continue to be able to access both the debt and equity capital markets to fund future growth projects and acquisitions.

Results of Operations

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009 (tabular dollar amounts are expressed in thousands)

Consolidated Results

	Years ended December 31,
	2010	2009	Change
Revenues	$5,884,827	$5,417,295	$467,532
Cost of products sold	3,599,941	3,122,056	477,885

Gross margin	2,284,886	2,295,239	(10,353)
Operating expenses	707,271	680,893	26,378
Depreciation and amortization	343,011	312,803	30,208
Selling, general and administrative	176,433	173,936	2,497

Operating income	1,058,171	1,127,607	(69,436)
Interest expense, net of interest capitalized	(412,553)	(394,274)	(18,279)
Equity in earnings of affiliates	11,727	20,597	(8,870)
Losses on disposal of assets	(5,043)	(1,564)	(3,479)
Gains on non-hedged interest rate derivatives	4,616	39,239	(34,623)
Allowance for equity funds used during construction	28,942	10,557	18,385
Impairment of investment in affiliate	(52,620)	—	(52,620)
Other, net	(482)	2,157	(2,639)
Income tax expense	(15,536)	(12,777)	(2,759)

Net income	$617,222	$791,542	$(174,320)

See the detailed discussion of operating income by operating segment below.

Interest Expense.  Interest expense increased during 2010 compared to 2009 principally due to our issuance of $1.0 billion of senior notes in April 2009 and Transwestern’s issuance of $350.0 million of senior notes in December 2009, a portion of the proceeds of which were used to repay borrowings that had been accruing interest at a lower rate. Interest expense is presented net of capitalized interest and allowance for debt funds used during construction which totaled $16.3 million and $15.0 million for 2010 and 2009, respectively.

Equity in Earnings of Affiliates.  Equity in earnings of affiliates decreased for 2010 compared to 2009 primarily due to our transfer of substantially all of our interest in MEP to ETE on May 26, 2010. The impact of the MEP transfer was offset by increased earnings from MEP during the period prior to May 26, 2010 as a result of placing the Midcontinent Express pipeline into service in 2009.

Losses on Disposal of Assets.  The increase in losses from the disposal of assets primarily resulted from a retirement of pad gas in 2010.

Gains on Non-Hedged Interest Rate Derivatives.  The gains on non-hedged interest rate swaps in 2009 resulted from an increase in the index rate prior to settlement. We did not have any non-hedged interest rate swaps outstanding during the first six months of 2010; therefore, the gains on non-hedged interest rate derivatives for 2010 reflect the gains recognized during the last six months of that period.

Allowance for Equity Funds Used During Construction.  Allowance for equity funds used during construction (“AFUDC”) increased during 2010 primarily due to construction on the Tiger pipeline, which was placed in service in December 2010. AFUDC on equity amounts recorded in property, plant and equipment were $28.8 million and $7.2 million for 2010 and 2009, respectively.

Impairment of Investment in Affiliate.  In conjunction with the transfer of our interest in MEP as discussed above, we recorded a non-cash charge of approximately $52.6 million in May 2010 to reduce the carrying value of our interest in MEP to its estimated fair value.

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

For additional information regarding our business segments, see “Item 1. Business” and Notes 1 and 13 to our consolidated financial statements.

Operating income (loss) by segment is as follows:

	Years Ended December 31,
	2010	2009	Change
Intrastate transportation and storage	$522,512	$626,779	$(104,267)
Interstate transportation	134,294	138,233	(3,939)
Midstream	226,956	140,732	86,224
Retail propane and other retail propane related	179,841	229,229	(49,388)
All other	23,830	(8,658)	32,488
Eliminations	(23,519)	—	(23,519)
Selling, general and administrative expenses not allocated to segments	(5,743)	1,292	(7,035)

Operating income	$1,058,171	$1,127,607	$(69,436)

Our reportable segments are discussed below. “All other” includes our compression and wholesale propane businesses. Operating income related to “All other” increased by $32.5 million as compared to the prior year. The increase was primarily the result of a $35.1 million increase in our operating income from our natural gas compression equipment business. We acquired our natural gas compression equipment business in November 2009, and the increase in operating income resulted from a full twelve months of activity in 2010 compared to two months of activity in 2009.

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

Intrastate Transportation and Storage

	Years Ended December 31,
	2010	2009	Change
Natural gas MMBtu/d — transported	12,251,457	12,254,168	(2,711)

Revenues	$3,290,905	$2,391,544	$899,361
Cost of products sold	2,381,397	1,393,295	988,102

Gross margin	909,508	998,249	(88,741)
Operating expenses	194,955	199,806	(4,851)
Depreciation and amortization	116,992	107,605	9,387
Selling, general and administrative	75,049	64,059	10,990

Segment operating income	$522,512	$626,779	$(104,267)

Volumes.  We experienced a decrease in incremental business due to less favorable basis differentials primarily between the West and East Texas market hubs during 2010 which was offset by an increase in volumes transported under long-term contracts.

Gross Margin.  The components of our intrastate transportation and storage segment gross margin were as follows:

	Years Ended December 31,
	2010	2009	Change
Transportation fees	$594,405	$639,034	$(44,629)
Natural gas sales and other	110,002	91,879	18,123
Retained fuel revenues	143,606	137,840	5,766
Storage margin, including fees	61,495	129,496	(68,001)

Total gross margin	$909,508	$998,249	$(88,741)

Our 2010 margin decreased as compared to 2009 due to the net impact of the following factors:

•

The average transportation rate decreased approximately $0.01/MMBtu for the year ended December 31, 2010 as compared to the year ended December 31, 2009, which resulted in a decrease in transportation fees of $44.6 million. The lower rate was primarily caused by a decrease of $0.15/MMBtu in the average spot price differential between West and East Texas market hubs from $0.28/MMBtu for the year ended December 31, 2009 compared to $0.13/MMBtu for the year ended December 31, 2010.

•

From time to time, our marketing affiliate will contract with our intrastate pipelines for long-term and interruptible transportation capacity. Our intrastate transportation and storage segment recorded intercompany transportation fees from our marketing affiliate of $40.0 million for the year ended December 31, 2010 compared to $60.7 million for the year ended December 31, 2009. The decrease of $20.7 million between periods was primarily due to a reduction in the amount of capacity utilized by our marketing affiliate.

•

Margin from natural gas sales and other activity increased $18.1 million for the year ended December 31, 2010 as compared to December 31, 2009 primarily due to more favorable margins on gas sales and favorable impacts from system optimization activities. The margin from the natural gas sales and other includes purchased natural gas for transport and sale, derivatives used to hedge transportation activities, and gains and losses on derivatives used to hedge net retained fuel. Natural gas sales and other increased as a result of system optimization activities including gains and losses on derivatives used to hedge our retention gas and unsold transportation capacity. Excluding derivatives related to storage, for the year ended December 31, 2010, we had unrealized losses of $13.3 million compared to unrealized gains of $20.9 million for the year ended December 31, 2009.

•

Retained fuel revenues include gross volumes retained as a fee at the current market price; the cost of consumed fuel is included in operating expenses. Although retention volumes were lower for the year ended December 31, 2010 compared to 2009, retention revenue increased $5.8 million due to more favorable pricing. Our average retention price for physical gas we retained during 2010 was $4.20/MMBtu compared to $3.54/MMBtu for 2009.

Storage margin was comprised of the following:

	Years Ended December 31,
	2010	2009	Change
Withdrawals from storage natural gas inventory (MMBtu)	39,784,446	23,305,452	16,478,994

Margin on physical sales	$68,661	$12,113	$56,548
Fair value adjustments	(57,157)	14,630	(71,787)
Settlements of financial derivatives	1,517	177,949	(176,432)
Unrealized gains (losses) on derivatives	8,842	(111,171)	120,013

Net impact of natural gas inventory transactions	21,863	93,521	(71,658)
Revenues from fee-based storage	40,674	39,779	895
Other costs	(1,042)	(3,804)	2,762

Total storage margin	$61,495	$129,496	$(68,001)

The decrease in our storage margin for the year ended December 31, 2010 compared to 2009 was principally driven by reductions in mark-to-market adjustments associated with the decline in spreads between the spot and forward prices prior to withdrawing natural gas from our Bammel storage facility. We also experienced lower realized margins from our withdrawals due to weaker market conditions in 2010 than in 2009.

Operating Expenses.  Intrastate transportation and storage operating expenses decreased between the periods primarily due to a $14.3 million decrease in the cost of natural gas consumed from $55.9 million in 2009 to $41.6 million in 2010. This decrease was principally due to a decrease in consumption volumes as compared to the prior year. In addition, we experienced a decrease in electricity costs of approximately $4.6 million between the periods. Offsetting these decreases were increases in pipeline maintenance expenses of approximately $8.6 million, increases in ad valorem taxes of $2.8 million resulting from increased property values and additions, and increases in environmental expenses of $1.6 million due to a pipeline rupture during 2010. Additionally, we experienced a net increase of $1.1 million in various other operating expenses.

Depreciation and Amortization.  Intrastate transportation and storage depreciation and amortization expense increased primarily due to the completion of pipeline expansion projects during the periods.

Selling, General and Administrative Expenses.  Intrastate transportation and storage selling, general and administrative expenses increased between the periods primarily due to increased employee-related costs (including allocated overhead expenses) of approximately $24.4 million which was primarily attributable to accrued bonus expense, for which none was recorded in 2009. Offsetting the increase was a decrease in professional fees of approximately $12.8 million between periods.

Interstate Transportation

	Years Ended December 31,
	2010	2009	Change
Natural gas MMBtu/d — transported	1,616,762	1,661,785	(45,023)
Natural gas MMBtu/d — sold	23,760	18,531	5,229

Revenues	$292,419	$270,213	$22,206
Operating expenses	83,740	59,343	24,397
Depreciation and amortization	52,582	48,297	4,285
Selling, general and administrative	21,803	24,340	(2,537)

Segment operating income	$134,294	$138,233	$(3,939)

The interstate transportation segment data presented above includes the results of our Tiger pipeline subsequent to being placed in service in December 2010. The interstate transportation segment data presented above does not include our interstate pipeline joint ventures for which we reflect our proportionate share of income within “Equity in earnings of affiliates” below operating income in our consolidated statements of operations. We recorded equity in earnings related to MEP of $9.0 million and $14.0 million in 2010 and 2009, respectively. We transferred substantially all of our interest in MEP to ETE on May 26, 2010, prior to which we held a 50% joint venture interest in MEP.

Volumes.  Average daily transportation volumes on Transwestern decreased during 2010 as compared to 2009 primarily due to less favorable market conditions for transporting natural gas to West delivery points. Tiger pipeline was placed into service in December 2010, and incremental volumes for Tiger pipeline during December 2010 averaged 138,058 MMBtu/d.

Revenues.  Revenues increased for 2010 compared to 2009 primarily due to increased gas prices for Transwestern’s operational gas sales. In addition, transportation revenues increased approximately $1.9 million for 2010 compared to 2009 due to incremental revenues of $10.2 million for the Tiger pipeline since being placed into service in December 2010. The incremental revenue from Tiger pipeline was slightly offset by a decrease in transportation revenues on Transwestern pipeline as a result of the decreased volumes discussed above.

Operating Expenses.  The increase in operating expenses for 2010 compared to 2009 reflects a $9.6 million increase in ad valorem and other taxes primarily related to increased property values for the Phoenix pipeline expansion, a $5.2 million increase related to gas imbalance activities, a $2.1 million increase in right-of-way and rent expenses, and a $2.0 million increase in maintenance project expenses.

Depreciation and Amortization.  Depreciation and amortization expense was higher in 2010 compared to 2009 due to an increase of $2.3 million primarily related to Transwestern’s Phoenix pipeline expansion, as well as incremental depreciation of $2.0 million related to the Tiger pipeline being placed in service in December 2010.

Selling, General and Administrative.  Selling, general and administrative expenses decreased in 2010 compared to 2009 primarily due to lower employee-related costs and allocated overhead.

Midstream

	Years Ended December 31,
	2010	2009	Change
NGLs produced (Bbls/d)	51,144	46,640	4,504
Equity NGLs produced (Bbls/d)	19,301	17,355	1,946

Revenues	$3,169,314	$2,441,160	$728,154
Cost of products sold	2,759,113	2,116,279	642,834

Gross margin	410,201	324,881	85,320
Operating expenses	78,964	68,989	9,975
Depreciation and amortization	85,942	70,845	15,097
Selling, general and administrative	18,339	44,315	(25,976)

Segment operating income	$226,956	$140,732	$86,224

Volumes.  NGL production increased during 2010 as compared to 2009 primarily due to increased inlet volumes at our Godley processing plant as a result of more production by our customers in the North Texas area and favorable processing conditions. These factors also contributed to an increase in our equity NGL volumes.

Gross Margin.  The components of our midstream segment gross margin were as follows:

	Years Ended December 31,
	2010	2009	Change
Gathering and processing fee-based revenues	$226,343	$169,814	$56,529
Non fee-based contracts and processing	204,078	141,061	63,017
Other	(20,220)	14,006	(34,226)

Total gross margin	$410,201	$324,881	$85,320

Midstream gross margin increased between the periods due to the net impact of the following:

•

Gathering and processing fee-based revenues.  Increased volumes in our North Texas system resulted in increased fee-based margin of $24.1 million as compared with the same period last year. Additionally, increased volumes resulting from our recent acquisitions and other growth capital expenditures located in Louisiana and West Virginia provided an increase of $27.9 million in our margin for the year ended December 31, 2010 as compared to the year ended December 31, 2009.

•

Non fee-based contracts and processing margins.  Non fee-based gross margin increased $63.0 million primarily due to higher processing volumes at our Godley plant and more favorable NGL prices. Our 2010 composite NGL price of $1.02 per gallon increased $0.25 per gallon from $0.77 per gallon in 2009.

•

Other midstream gross margin.  As a result of our marketing activities, we recorded unrealized gains in 2009 of $8.7 million associated with transport capacity that was contracted with our intrastate transportation and storage segment. In 2010, we recorded unrealized losses of $12.9 million associated with our marketing activities that were partially offset by realized gains. For the years ended December 31, 2010 and 2009, other midstream margin is net of $40.0 million and $60.7 million, respectively, of fees charged by our intrastate transportation systems. These fees are recognized as income by our intrastate transportation and storage segment and have no effect on our consolidated results of operations.

Operating Expenses.  Midstream operating expenses increased between the periods primarily due to an increase in maintenance expense of $2.7 million, an increase in plant operating expenses of $2.0 million, and a net increase in other operating expenses of $5.3 million resulting from increased volumes on our systems and processing/treating facilities.

Depreciation and Amortization.  Midstream depreciation and amortization expense increased between the periods primarily due to incremental depreciation from the continued expansion of our systems.

Selling, General and Administrative Expenses.  Midstream selling, general and administrative expenses decreased between the periods primarily due to a decrease in professional fees of $18.5 million, of which $10.0 million related to a FERC settlement in 2009, and a net decrease of $5.3 million in other expenses primarily due to lower employee-related costs (including allocated overhead expenses).

Retail Propane and Other Retail Propane Related

	Years Ended December 31
	2010	2009	Change
Retail propane gallons (in thousands)	554,865	568,315	(13,450)

Retail propane revenues	$1,314,973	$1,190,523	$124,450
Other retail propane related revenues	104,673	102,060	2,613
Retail propane cost of products sold	752,926	574,854	178,072
Other retail propane related cost of products sold	21,816	21,148	668

Gross margin	644,904	696,581	(51,677)
Operating expenses	337,180	341,935	(4,755)
Depreciation and amortization	81,947	83,476	(1,529)
Selling, general and administrative	45,936	41,941	3,995

Segment operating income	$179,841	$229,229	$(49,388)

Volumes.  Sales volumes were negatively impacted by the timing and geographic distribution of temperature patterns due to an abrupt end to the 2009-2010 heating season in the eastern United States and the continued customer conservation resulting from the lingering effects of the economic recession, which slowed certain normal seasonal deliveries. These negative impacts more than offset the favorable impact to sales volumes resulting from the colder than normal weather in certain areas of our operations. For the year ended December 31, 2010, the combined average temperatures in our operating areas were approximately 3.3% colder than normal as compared to weather which was approximately 4.1% colder than normal during the same period in 2009.

Gross Margin.  Total gross margin decreased primarily due to a decrease of $48.7 million attributable to the mark-to-market adjustment for our financial instruments used in our commodity price risk management activities and also a decrease of approximately $13.5 million resulting from the decrease in volumes discussed above. The decrease in gross margin was offset by an approximate $8.6 million favorable impact from increases in the average margin per gallon sold in 2010 over 2009 and a $1.9 million increase in other gross profit. Prior to April 2009, our financial instruments used to hedge our customer prebuy programs were not designated as cash flow hedges for accounting purposes, and changes in market value were recorded in cost of products sold in the consolidated statements of operations. The propane margins in 2009 include unrealized gains of $45.6 million on these contracts. In comparison, the remaining contracts under mark-to-market accounting resulted in unrealized losses of $3.1 million for 2010.

Operating Expenses.  Operating expenses decreased primarily due to decreases of $4.2 million in compensation and benefits expense, $5.7 million in performance-based bonus accruals and $2.2 million due to a reduction in net business insurance reserves and claims. These decreases were partially offset by an increase in our vehicle fuel expenses due to the increase in fuel costs between periods and a slight increase in other general operating expenses.

Depreciation and Amortization Expense.  The decrease in depreciation and amortization expense was primarily due to a net decrease in amortization expense of $1.9 million as a result of certain intangible assets becoming fully amortized during the periods and was partially offset by an increase in depreciation expense related to assets placed in service and acquisitions.

Selling, General and Administrative Expenses.  The increase in selling, general and administrative expenses was primarily due to increased administrative expense allocations of $2.5 million and increases in non-cash deferred compensation expense of $1.1 million.

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008 (tabular dollar amounts are expressed in thousands)

Due to the high level of market volatility experienced in 2008, as well as other business considerations, we ceased our trading of financial derivative instruments that are not offset by physical positions in July 2008. As a result, we no longer have any material exposure to market risk from these activities. Trading activities resulted in net losses of approximately $26.2 million for the year ended December 31, 2008.

Consolidated Results

	Years Ended December 31,
	2009	2008	Change
Revenues	$5,417,295	$9,293,868	$(3,876,573)
Cost of products sold	3,122,056	6,938,080	(3,816,024)

Gross margin	2,295,239	2,355,788	(60,549)
Operating expenses	680,893	781,831	(100,938)
Depreciation and amortization	312,803	262,151	50,652
Selling, general and administrative	173,936	194,227	(20,291)

Operating income	1,127,607	1,117,579	10,028
Interest expense, net of interest capitalized	(394,274)	(265,701)	(128,573)
Equity in earnings (losses) of affiliates	20,597	(165)	20,762
Losses on disposal of assets	(1,564)	(1,303)	(261)
Gains (losses) on non-hedged interest rate derivatives	39,239	(50,989)	90,228
Allowance for equity funds used during construction	10,557	63,976	(53,419)
Other, net	2,157	9,306	(7,149)
Income tax expense	(12,777)	(6,680)	(6,097)

Net income	$791,542	$866,023	$(74,481)

See the detailed discussion of operating income by operating segment below.

Interest Expense.  Interest expense increased principally due to higher levels of borrowings, which were used to finance growth capital expenditures primarily in our intrastate transportation and storage and interstate transportation segments, including capital contributions to our joint ventures.

Equity in Earnings (Losses) of Affiliates.  The increase in equity in earnings of affiliates between the periods was primarily attributable to earnings from the Midcontinent Express pipeline, which was placed in service in 2009. We recorded equity in earnings of MEP of $14.0 million during 2009.

Gains (Losses) on Non-Hedged Interest Rate Derivatives.  We had interest rate swaps with a notional amount of $625.0 million outstanding as of December 31, 2008, all of which were settled or terminated during 2009. As of December 31, 2009, we did not have any interest rate swaps outstanding. The losses during 2008 primarily related to changes in the fair value of forward starting interest rate swaps as a result of a sharp decline in the 10-year LIBOR swap rate, while the gains in 2009 resulted from increases in the index rate prior to settlement.

Allowance for Equity Funds Used During Construction.  The decrease in AFUDC was due to the completion of the Phoenix project in February 2009.

Other Income, Net.  The decrease between the periods was primarily due to contributions in aid of construction which exceeded our project costs during 2008.

Income Tax Expense.  As a partnership, we are generally not subject to income taxes. However, certain wholly-owned subsidiaries are corporations that are subject to income taxes. Income tax expense was higher in 2009 principally due to a tax benefit that resulted from trading losses incurred by one of our corporate subsidiaries in 2008.

Segment Operating Results

Operating income (loss) by segment is as follows:

	Years Ended December 31,
	2009	2008	Change
Intrastate transportation and storage	$626,779	$718,348	$(91,569)
Interstate transportation	138,233	124,676	13,557
Midstream	140,732	166,414	(25,682)
Retail propane and other retail propane related	229,229	114,564	114,665
All other	(8,658)	(1,531)	(7,127)
Selling, general and administrative expenses not allocated to segments	1,292	(4,892)	6,184

Operating income	$1,127,607	$1,117,579	$10,028

Selling, General and Administrative Expenses Not Allocated to Segments.  Selling, general and administrative expenses are allocated monthly to the Operating Companies using MMFC. The expenses subject to allocation are based on estimated amounts and take into consideration our actual expenses from previous months and known trends. The difference between the allocation and actual costs is adjusted in the following month, which results in over or under allocation of these costs due to timing differences.

Intrastate Transportation and Storage

	Years Ended December 31,
	2009	2008	Change
Natural gas MMBtu/d — transported	12,254,168	11,187,327	1,066,841

Revenues	$2,391,544	$5,634,604	$(3,243,060)
Cost of products sold	1,393,295	4,467,552	(3,074,257)

Gross margin	998,249	1,167,052	(168,803)
Operating expenses	199,806	287,515	(87,709)
Depreciation and amortization	107,605	84,701	22,904
Selling, general and administrative	64,059	76,488	(12,429)

Segment operating income	$626,779	$718,348	$(91,569)

Volumes.  Overall volumes on our transportation pipelines were higher in 2009 principally due to the increased capacity of our pipeline system as a result of the completion of the Paris Loop, Maypearl to Malone pipeline, Carthage Loop, Southern Shale pipeline, Cleburne to Tolar pipeline, the Katy expansion and the Texas Independence Pipeline during 2008 and 2009.

Gross Margin.  The components of our intrastate transportation and storage gross margin were as follows:

	Years Ended December 31,
	2009	2008	Change
Transportation fees	$639,034	$598,025	$41,009
Natural gas sales and other	91,879	129,277	(37,398)
Retained fuel revenues	137,840	306,432	(168,592)
Storage margin, including fees	129,496	133,318	(3,822)

Total gross margin	$998,249	$1,167,052	$(168,803)

Our 2009 margin decreased compared to 2008 due to the net impact of the following factors:

•

We recognized $639.0 million in margin from transportation fees during 2009, an increase of approximately $41.0 million compared to 2008 primarily due to increased volumes through our transportation pipelines from the additional capacity and additional demand fees charged as a result of the additional capacity.

•

We recognized $91.9 million in margin from the sale of natural gas in 2009, which was a reduction of $37.6 million compared to 2008, primarily due to the decrease in natural gas sold as a result of lower natural gas prices, lower price differentials, and lower demand from industrial end-users and local distribution companies.

•

We recognized approximately $137.8 million in margin from retained fuel during 2009. We experienced an increase in natural gas volumes transported between periods; however, natural gas prices for retained fuel decreased from an average of $7.90/MMBtu during 2008 to $3.54/MMBtu during 2009, resulting in a decrease to the retention margin between the periods of $168.6 million.

Storage margin was comprised of the following:

	Years Ended December 31,
	2009	2008	Change
Withdrawals from storage natural gas inventory (MMBtu)	23,305,452	39,466,857	(16,161,405)

Margin on physical sales	$12,113	$74,921	$(62,808)
Fair value adjustments	14,630	(69,513)	84,143
Settlements of financial derivatives	177,949	3,902	174,047
Unrealized gains (losses) on derivatives	(111,171)	89,906	(201,077)

Net impact of natural gas inventory transactions	93,521	99,216	(5,695)
Revenues from fee-based storage	39,779	34,102	5,677
Other costs	(3,804)	—	(3,804)

Total storage margin	$129,496	$133,318	$(3,822)

For 2009 compared to 2008, storage margin decreased slightly. The favorable net impact related to physical inventory was more than offset by a net unfavorable impact from related derivatives, resulting in a $5.7 million decrease related to natural gas inventory transactions.

Operating Expenses.  Intrastate transportation and storage operating expenses decreased between the periods primarily due to a $93.1 million decrease in the cost of natural gas consumed from $149.0 million in 2008 to $55.9 million in 2009. This decrease was principally due to both a decrease in consumption volumes and a decrease in natural gas prices as compared to the prior year. In addition, we experienced a decrease in electricity costs of approximately $12.9 million between the periods. Offsetting these decreases were increases in ad valorem taxes of $15.3 million, resulting from increased property values and additions, and increases in pipeline maintenance expenses of approximately $3.4 million.

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

Interstate Transportation

	Years Ended December 31,
	2009	2008	Change
Natural gas MMBtu/d — transported	1,661,785	1,777,097	(115,312)
Natural gas MMBtu/d — sold	18,531	15,162	3,369

Revenues	$270,213	$244,224	$25,989
Operating expenses	59,343	56,906	2,437
Depreciation and amortization	48,297	37,790	10,507
Selling, general and administrative	24,340	24,852	(512)

Segment operating income	$138,233	$124,676	$13,557

The interstate transportation segment table does not include the natural gas volumes transported or sold, or the operating income of our interstate pipeline joint ventures, which is reflected below operating income in our consolidated statement of operations. During 2009, we recognized $14.0 million in equity in earnings related to our 50% joint venture investment in MEP.

Volumes.  Transported volumes decreased primarily as a result of less favorable pricing differentials between the San Juan and Permian Basins during the period.

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

Midstream

	Years Ended December 31,
	2009	2008	Change
NGLs produced (Bbls/d)	46,640	30,261	16,379
Equity NGLs produced (Bbls/d)	17,355	14,386	2,969

Revenues	$2,441,160	$5,342,393	$(2,901,233)
Cost of products sold	2,116,279	4,986,495	(2,870,216)

Gross margin	324,881	355,898	(31,017)
Operating expenses	68,989	82,872	(13,883)
Depreciation and amortization	70,845	59,344	11,501
Selling, general and administrative	44,315	47,268	(2,953)

Segment operating income	$140,732	$166,414	$(25,682)

Volumes.  The increase in NGLs produced was due to increased capacity to delivery NGL volumes at our Godley plant starting in January 2009. These factors also contributed to an increase in our equity NGL volumes.

Gross Margin.  The components of our midstream segment gross margin were as follows:

	Years Ended December 31,
	2009	2008	Change
Gathering and processing fee-based revenues	$169,814	$163,836	$5,978
Non fee-based contracts and processing	141,061	194,967	(53,906)
Other	14,006	(2,905)	16,911

Total gross margin	$324,881	$355,898	$(31,017)

Midstream gross margin decreased between the periods primarily due to the net impact of the following factors:

•

Gathering and processing fee-based revenues.  We recognized $169.8 million in gathering, processing and treating fee-based revenues, an increase of $6.0 million compared to the prior year. The increase in fee-based revenue was principally a result of more take away capacity at our Godley plant that allowed for an increase in fee-based processing volumes.

•

Non fee-based contracts and processing margins.  We recognized $141.1 million in processing margin, a decrease of $53.9 million compared to the prior year. The decrease in margin was primarily due to less favorable processing conditions during 2009 as compared to 2008.

•

Other midstream gross margin.  We recognized $14.0 million in margin from our marketing activities during 2009. This was a favorable change between the periods of approximately $16.9 million primarily due to losses recognized from trading activities during 2008. As noted above, we ceased these trading activities in the latter part of 2008. Included in the marketing activity discussed above are unrealized gains of $8.7 million and $1.3 million in 2009 and 2008, respectively, on financial derivatives related to our midstream activities.

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

Selling, General and Administrative Expenses.  Midstream selling, general and administrative expenses decreased between the periods primarily due to a decrease in employee-related costs (including allocated overhead expenses) of approximately $16.8 million. This decrease was partially offset by an increase in professional fees of $3.0 million, $10.0 million related to a FERC settlement, and a net increase of $0.9 million in other general and administrative expenses.

Retail Propane and Other Retail Propane Related

	Years Ended December 31,
	2009	2008	Change
Retail propane gallons (in thousands)	568,315	601,134	(32,819)

Retail propane revenues	$1,190,523	$1,514,599	$(324,076)
Other retail propane related revenues	102,060	109,411	(7,351)
Retail propane cost of products sold	574,854	1,014,068	(439,214)
Other retail propane related cost of products sold	21,148	24,654	(3,506)

Gross margin	696,581	585,288	111,293
Operating expenses	341,935	350,280	(8,345)
Depreciation and amortization	83,476	79,717	3,759
Selling, general and administrative	41,941	40,727	1,214

Segment operating income	$229,229	$114,564	$114,665

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

Operating Expenses.  The decrease in operating expenses was principally due to a decrease of $9.7 million in vehicle fuel used for delivery to customers due to the significant decline in fuel prices between the periods, a decrease of $4.0 million in bad debt expense due to improved collections in the accounts receivable in 2009, which also led to a reduction in our reserve for bad debts, and a decrease of $2.9 million related to cost control initiatives from our operations. These decreases were offset by an increase in payroll costs of $3.9 million due to an increase related to additional employees from acquisitions in the latter part of 2008, merit increases, and an increase in medical expenses of $4.2 million. Our business insurance reserves and claims also increased by $5.2 million.

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

We currently believe that our business has the following future capital requirements:

•

growth capital expenditures for our midstream and intrastate transportation and storage segments primarily for the construction of new pipelines and compression, for which we expect to spend between $500.0 million and $550.0 million in 2011;

•

growth capital expenditures for our interstate transportation segment, excluding capital contributions to our joint ventures as discussed below, for the construction of new pipelines for which we expect to spend between $250.0 million and $300.0 million in 2011;

•	growth capital expenditures for our retail propane segment of between $25.0 million and $35.0 million in 2011; and

•

maintenance capital expenditures of between $120.0 million and $140.0 million during 2011, which include (i) capital expenditures for our intrastate operations for pipeline integrity and for connecting additional wells to our intrastate natural gas systems in order to maintain or increase throughput on existing assets; (ii) capital expenditures for our interstate operations, primarily for pipeline integrity; and (iii) capital expenditures for our propane operations to extend the useful lives of our existing propane assets in order to sustain our operations, including vehicle replacements on our propane vehicle fleet.

In addition to the capital expenditures noted above, we expect to make capital contributions to our joint ventures of between $200.0 million and $230 million in 2011.

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

During the year ended December 31, 2010, we raised approximately $1.15 billion in net proceeds from Common Unit issuances, including $239.3 million in net proceeds under an equity distribution program, as described in Note 7 to our consolidated financial statements. Proceeds from Common Unit issuances were used to repay amounts outstanding under our revolving credit facility and to fund capital expenditures and capital contributions to joint ventures, as well as for general partnership purposes. As of December 31, 2010, in addition to approximately $49.5 million of cash on hand, we had available capacity under our revolving credit facility (the “ETP Credit Facility”) of approximately $1.57 billion. Based on our current estimates, we expect to utilize these resources, along with cash from operations, to fund our announced growth capital expenditures and working capital needs through the end of 2011; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes.

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

Operating Activities

Changes in cash flows from operating activities between periods primarily result from changes in earnings (as discussed in “Results of Operations” above), excluding the impacts of non-cash items and changes in operating assets and liabilities. Non-cash items include recurring non-cash expenses, such as depreciation and amortization expense and non-cash compensation expense. The increase in depreciation and amortization expense during the periods presented primarily resulted from construction and acquisitions of assets, while changes in non-cash unit-based compensation expense result from changes in the number of units granted and changes in the grant date fair value estimated for such grants. Cash flows from operating activities also differ from earnings as a result of non-cash charges that may not be recurring such as impairment charges and allowance for equity funds used during construction. The allowance for equity funds used during construction increases in periods when we have a significant amount of interstate pipeline construction in progress. Changes in operating assets and liabilities between periods result from factors such as the changes in the value of price risk management assets and liabilities, timing of accounts receivable collection, payments on accounts payable, the timing of purchase and sales of propane and natural gas inventories, and the timing of advances and deposits received from customers.

Following is a summary of operating activities by period:

Year Ended December 31, 2010

Cash provided by operating activities during 2010 was $1.20 billion and net income was $617.2 million. The difference between net income and cash provided by operating activities during 2010 consisted of non-cash items totaling $416.9 million, changes in operating assets and liabilities of $125.2 million, interest rate swap termination proceeds of $26.5 million and distributions received from our affiliates that exceeded our equity in earnings by $20.9 million. The non-cash activity in 2010 consisted primarily of depreciation and amortization of $343.0 million, non-cash compensation expense of $28.4 million, and a non-cash impairment of $52.6 million on our investment in MEP. This impairment was incurred prior to our transfer of substantially all of our investment in MEP to ETE on May 26, 2010. These amounts are partially offset by the allowance for equity funds used during construction of $28.9 million.

Year Ended December 31, 2009

Cash provided by operating activities during 2009 was $826.9 million and net income was $791.5 million. The difference between net income and cash provided by operations during 2009 consisted of non-cash items totaling $355.5 million (principally depreciation and amortization expense of $312.8 million and non-cash compensation expense of $25.3 million), offset by net changes in operating assets and liabilities of $320.7 million.

Year Ended December 31, 2008

Cash provided by operating activities during 2008 was $1.26 billion. Net income was $866.0 million. The difference between net income and the net cash provided by operations for 2008 consisted of non-cash items totaling $286.7 million (principally depreciation and amortization expense of $262.2 million) and changes in operating assets and liabilities of $99.8 million.

Investing Activities

Cash flows from investing activities primarily consist of cash amounts paid in acquisitions, capital expenditures, and cash contributions to our joint ventures. Changes in capital expenditures between periods primarily result from increases or decreases in our growth capital expenditures to fund our construction and expansion projects.

Following is a summary of investing activities by period:

Year Ended December 31, 2010

Cash used in investing activities during 2010 was $1.49 billion. Total capital expenditures (excluding the allowance for equity funds used during construction) were $1.35 billion including changes in accruals of $37.6 million. Growth capital expenditures for 2010, before changes in accruals, were $429.8 million for our midstream and intrastate transportation and storage segments, $824.6 million for our interstate transportation segment, and $34.5 million for our retail propane and all other segments. We also incurred $99.3 million in maintenance expenditures, of which $50.7 million related to our midstream and intrastate transportation and storage segments, $20.5 million related to our interstate transportation segment, and $28.0 million to our retail propane and all other segments. In addition, in 2010 we paid cash for acquisitions of $177.9 million.

Year Ended December 31, 2009

Cash used in investing activities during 2009 of $1.35 billion was comprised primarily of $530.3 million invested for growth capital expenditures (excluding the allowance for equity funds used during construction), including changes in accruals of $115.7 million. Total growth capital expenditures consist of $412.0 million for our midstream and intrastate transportation and storage segments, $78.9 million for our interstate operations, and $39.5 million for our propane operations. We also incurred $102.7 million in maintenance expenditures needed to sustain operations of which $65.0 million related to midstream and intrastate operations, $13.2 million related to interstate operations, and $24.4 million related to propane operations. In addition, we made advances to MEP of $664.5 million and received a reimbursement from FEP of all of our contributions, including $9.0 million that we contributed in 2008. As a result of our acquisition of a natural gas compression equipment business in exchange for ETP Common Units, cash acquired in connection with acquisitions during 2009 exceeded the cash we paid by $30.4 million.

Year Ended December 31, 2008

Cash used in investing activities during 2008 of $2.02 billion was comprised primarily of cash paid for acquisitions of $84.8 million and $1.92 billion invested for growth capital expenditures (net of contribution in aid of construction costs), including changes in accruals of $57.9 million. Total growth capital expenditures consisted of $1.19 billion for our intrastate operations, $695.1 million for our interstate operations, and $40.2 million for our propane operations. We also incurred $141.0 million in maintenance expenditures needed to sustain operations of which $75.4 million related to our intrastate operations, $25.1 million related to our interstate operations, and $40.5 million related to our propane operations. In addition, we received a reimbursement of $63.5 million, net during the first quarter of 2008 from MEP for previous advances to MEP. There were also advances of $9.0 million made to FEP during 2008.

Financing Activities

Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions to partners increased between the periods based on increases in the number of Common Units outstanding and, for periods prior to 2009, also reflect increases in the declared quarterly distribution per unit, as discussed below under “Cash Distributions.”

Following is a summary of financing activities by period:

Year Ended December 31, 2010

Cash provided by financing activities was $272.9 million for 2010. We received $1.15 billion in net proceeds from Common Unit offerings, including $239.3 million under our equity distribution program (see Note 7 to our consolidated financial statements). Net proceeds from the offerings were used to repay borrowings under the ETP Credit Facility, to fund capital expenditures, to fund capital contributions to joint ventures, as well as for general partnership purposes. During 2010, we had a net increase in our debt level of $192.8 million primarily due to borrowings to fund capital expenditures and to fund capital contributions to joint ventures, partially offset by the use of proceeds from our Common Unit offerings. During 2010, we paid distributions of $1.07 billion to our partners.

Year Ended December 31, 2009

Cash provided by financing activities was $495.2 million for 2009. We received $936.3 million in net proceeds from Common Unit offerings, including $81.5 million under our equity distribution program (see Note 7 to our consolidated financial statements). Net proceeds from the offerings were used to repay borrowings under the ETP Credit Facility, to fund capital expenditures and capital contributions to joint ventures. During 2009, we had a net increase in our debt level of $520.4 million primarily due to borrowings to fund capital expenditures and to fund capital contributions to joint ventures, partially offset by the use of proceeds from our Common Unit offerings. We issued senior notes (see Note 6 to our consolidated financial statements) for net proceeds of $993.6 million, which were used to repay outstanding borrowings under the ETP Credit Facility and for general partnership purposes. In addition, in December 2009, Transwestern issued $350.0 million aggregate principal amount of senior notes, the proceeds from which were used to repay a portion of Transwestern’s intercompany indebtedness to ETP. The Partnership, in turn, used the proceeds from Transwestern’s intercompany loan repayment to repay outstanding borrowings under the ETP Credit Facility. During 2009, we paid distributions of $957.3 million to our partners.

Year Ended December 31, 2008

Cash provided by financing activities was $792.9 million for 2008. We received $373.1 million in net proceeds from equity offerings. Proceeds from the equity offerings were used to repay borrowings under the ETP Credit Facility. We also received net proceeds of approximately $2.08 billion from the issuance of senior notes, which were used to repay other indebtedness. During 2008, we had a net increase in our debt level of $1.32 billion primarily to fund our growth capital expenditures and for general partnership purposes. During 2008, we paid distributions of $879.2 million to our partners related to the four-month transition period ended December 31, 2007 and the quarters ended March 31, 2008, June 30, 2008, and September 30, 2008.

Description of Indebtedness

Our outstanding consolidated indebtedness was as follows (in thousands):

	December 31,
	2010	2009
ETP Senior Notes	$5,050,000	$5,050,000
Transwestern Senior Unsecured Notes	870,000	870,000
HOLP Senior Secured Notes	103,127	140,512
Revolving credit facilities	402,327	160,000
Other long-term debt	9,541	10,122
Unamortized discounts	(12,074)	(12,829)
Fair value adjustments related to interest rate swaps	17,260	—

Total debt	$6,440,181	$6,217,805

The terms of our consolidated indebtedness and that of our Operating Companies are described in more detail below and in Note 6 to our consolidated financial statements.

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

We use the ETP Credit Facility to provide temporary financing for our growth projects, as well as for general partnership purposes. We typically repay amounts outstanding under the ETP Credit Facility with proceeds from common unit offerings or long-term notes offerings. The timing of borrowings depends on the Partnership’s activities and the cash available to fund those activities. The repayments of amounts outstanding under the ETP Credit Facility depend on multiple factors, including market conditions and expectations of future working capital needs, and ultimately are a financing decision made by management. Therefore, the balance outstanding under the ETP Credit Facility may vary significantly between periods. We do not believe that such fluctuations indicate a significant change in our liquidity position, because we expect to continue to be able to repay amounts outstanding under the ETP Credit Facility with proceeds from common unit offerings or long-term note offerings.

As of December 31, 2010, there was a balance of $402.3 million outstanding on the ETP Credit Facility and taking into account letters of credit of approximately $25.5 million, $1.57 billion was available for future borrowings. The weighted average interest rate on the total amount outstanding as of December 31, 2010 was 0.84%.

HOLP Credit Facility

HOLP previously had a $75.0 million Senior Revolving Facility (the “HOLP Credit Facility”) available through June 30, 2011. As of December 31, 2010, the HOLP Credit Facility had no outstanding balance in revolving credit loans and outstanding letters of credit of $0.5 million. The amount available for borrowing as of December 31, 2010 was $74.5 million. The HOLP Credit Facility was terminated in February 2011, and HOLP will meet its future liquidity needs through intercompany loans from ETP.

Other

MEP Guarantee

Previously, we guaranteed 50% of the obligations of MEP under its senior revolving credit facility (the “MEP Facility”). The MEP Facility matured on February 28, 2011.

FEP Guarantee

On November 13, 2009, FEP entered into a credit agreement that provides for a $1.1 billion senior revolving credit facility (the “FEP Facility”). We have guaranteed 50% of the obligations of FEP under the FEP Facility, with the remainder of FEP Facility obligations guaranteed by KMP. Subject to certain exceptions, our guarantee may be proportionately increased or decreased if our ownership percentage in FEP increases or decreases. The FEP Facility is available through May 11, 2012. Amounts borrowed under the FEP Facility bear interest at a rate based on either a Eurodollar rate or a prime rate.

As of December 31, 2010, FEP had $940.0 million of outstanding borrowings issued under the FEP Facility. Our contingent obligation with respect to our guaranteed portion of FEP’s outstanding borrowings was $470.0 million, which is not reflected in our consolidated balance sheet. The weighted average interest rate on the total amount outstanding as of December 31, 2010 was 3.2%.

Debt Covenants

The agreements related to ETP’s senior notes contain restrictive covenants customary for an issuer with an investment-grade rating from the rating agencies, which covenants include limitations on liens and a restriction on sale-leaseback transactions.

The credit agreement relating to the ETP Credit Facility contains covenants that limit (subject to certain exceptions) the Partnership’s and certain of the Partnership’s subsidiaries’ ability to, among other things:

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

The agreements related to the HOLP Senior Secured Notes contain customary restrictive covenants, including the maintenance of financial covenants and limitations on substantial disposition of assets, changes in ownership, the level of additional indebtedness and creation of liens.

The agreements related to the Transwestern senior unsecured notes contain certain restrictions that, among other things, limit the incurrence of additional debt, the sale of assets and the payment of dividends and specify a maximum debt to capitalization ratio.

Failure to comply with the various restrictive and affirmative covenants of our debt agreements could require us to pay debt balances prior to scheduled maturity and could negatively impact the Operating Companies’ ability to incur additional debt and/or our ability to pay distributions.

We are required to assess compliance quarterly and were in compliance with all requirements, limitations, and covenants related to debt agreements as of December 31, 2010. We plan to fund our working capital needs and growth capital expenditures with cash on hand, cash flow from operations, and borrowings under the ETP Credit Facility. However, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes. Please read “Risk Factors — Risks Related to Our Business — Construction of new pipeline projects will require significant amounts of debt and equity financing which may not be available to us on acceptable terms, or at all.” While we expect that our financing for future projects will result in an increase in our level of indebtedness in future quarters, we also expect that the incremental cash flow from the projects will allow us to satisfy the financial ratio covenants related to our existing debt during 2011.

Each of the agreements referred to above are incorporated herein by reference to our reports previously filed with the SEC under the Exchange Act. See “Item 1. Business – SEC Reporting.”

Contractual Obligations

The following table summarizes our long-term debt and other contractual obligations as of December 31, 2010 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$6,434,995	$35,265	$1,198,756	$1,200,039	$4,000,935
Interest on long-term debt (a)	4,311,125	428,050	822,884	678,002	2,382,189
Payments on derivatives	32,652	—	—	6,080	26,572
Purchase commitments (b)	738,967	373,342	225,000	140,625	—
Operating lease obligations	263,188	23,670	40,116	33,999	165,403

Totals	$11,780,927	$860,327	$2,286,756	$2,058,745	$6,575,099

(a)	Interest payments on long-term debt are based on the principal amount of debt obligations as of December 31, 2010. With respect to variable rate debt, the interest payments were estimated using the interest rate as of December 31, 2010. To the extent interest rates change, our contractual obligations for interest payments will change. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further discussion.

(b)	We define a purchase commitment as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for propane and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the December 31, 2010 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Obligations shown in the table represent estimated payment obligations under these contracts for the periods indicated.

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

Distributions declared are summarized as follows:

	Record Date	Payment Date	Amount per Unit
Calendar Year Ended December 31, 2010	November 8, 2010	November 15, 2010	$0.89375
	August 9, 2010	August 16, 2010	0.89375
	May 7, 2010	May 17, 2010	0.89375
	February 8, 2010	February 15, 2010	0.89375

Calendar Year Ended December 31, 2009	November 9, 2009	November 16, 2009	$0.89375
	August 7, 2009	August 14, 2009	0.89375
	May 8, 2009	May 15, 2009	0.89375
	February 6, 2009	February 13, 2009	0.89375

Calendar Year Ended December 31, 2008	November 10, 2008	November 14, 2008	$0.89375
	August 7, 2008	August 14, 2008	0.89375
	May 5, 2008	May 15, 2008	0.86875
	February 1, 2008 (1)	February 14, 2008	1.12500

(1)	One-time four month distribution related to the conversion to a calendar year end from the previous August 31 fiscal year end.

On January 27, 2011, we declared a cash distribution for the three months ended December 31, 2010 of $0.89375 per Common Unit, or $3.575 annualized. We paid this distribution on February 14, 2011 to Unitholders of record at the close of business on February 7, 2011.

The total amounts of distributions declared during the periods presented (all from Available Cash from our operating surplus and are shown in the year with respect to which they relate) are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
Limited Partners:
Common Units	$676,798	$629,263	$537,731
Class E Units	12,484	12,484	12,484

General Partner Interest	19,524	19,505	17,322
Incentive Distribution Rights	375,979	350,486	298,575

Total distributions declared	$1,084,785	$1,011,738	$866,112

New Accounting Standards

None.

Estimates and Critical Accounting Policies

The selection and application of accounting policies is an important process that has developed as our business activities have evolved and as the accounting rules have developed. Accounting rules generally do not involve a selection among alternatives, but involve an implementation and interpretation of existing rules, and the use of judgment applied to the specific set of circumstances existing in our business. We make every effort to properly comply with all applicable rules, and we believe the proper implementation and consistent application of the accounting rules are critical. Our critical accounting policies are discussed below. For further details on our accounting policies see Note 2 to our consolidated financial statements.

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the accrual for and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The natural gas industry conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results for the midstream and intrastate transportation and storage segments are estimated using volume estimates and market prices. Any differences between estimated results and actual results are recognized in the following month’s financial statements. Management believes that the operating results estimated for the year ended December 31, 2010 represent the actual results in all material respects.

Some of the other significant estimates made by management include, but are not limited to, the timing of certain forecasted transactions that are hedged, the fair value of derivative instruments, useful lives for depreciation and amortization, purchase accounting allocations and subsequent realizability of intangible assets, fair value measurements used in the goodwill impairment test, market value of inventory, assets and liabilities resulting from the regulated ratemaking process, contingency reserves and environmental reserves. Actual results could differ from those estimates.

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

Our intrastate transportation and storage and interstate transportation segments’ results are determined primarily by the amount of capacity our customers reserve as well as the actual volume of natural gas that flows through the transportation pipelines. Under transportation contracts, our customers are charged (i) a demand fee, which is a fixed fee for the reservation of an agreed amount of capacity on the transportation pipeline for a specified period of time and which obligates the customer to pay even if the customer does not transport natural gas on the respective pipeline, (ii) a transportation fee, which is based on the actual throughput of natural gas by the customer, (iii) fuel retention based on a percentage of gas transported on the pipeline, or (iv) a combination of the three, generally payable monthly. Excess fuel retained after consumption is typically valued at market prices.

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

We inject and hold natural gas in our Bammel storage facility to take advantage of contango markets, when the price of natural gas is higher in the future than the current spot price. We use financial derivatives to hedge the natural gas held in connection with these arbitrage opportunities. At the inception of the hedge, we lock in a margin by purchasing gas in the spot market or off peak season and entering a financial contract to lock in the sale price. If we designate the related financial contract as a fair value hedge for accounting purposes, we value the hedged natural gas inventory at current spot market prices along with the financial derivative we use to hedge it. Changes in the spread between the forward natural gas prices designated as fair value hedges and the physical inventory spot prices result in unrealized gains or losses until the underlying physical gas is withdrawn and the related designated derivatives are settled. Once the gas is withdrawn and the designated derivatives are settled, the previously unrealized gains or losses associated with these positions are realized. Unrealized margins represent the unrealized gains or losses from our derivative instruments using mark-to-market accounting, with changes in the fair value of our derivatives being recorded directly in earnings. These margins fluctuate based upon changes in the spreads between the physical spot prices and forward natural gas prices. If the spread narrows between the physical and financial prices, we will record unrealized gains or lower unrealized losses. If the spread widens, we will record unrealized losses or lower unrealized gains. Typically, as we enter the winter months, the spread converges so that we recognize in earnings the original locked in spread, either through mark-to-market or the physical withdrawal of natural gas.

Our retail propane segment sells propane and propane-related products and services. The HOLP and Titan customer base includes residential, commercial, industrial and agricultural customers.

In our natural gas compression business, revenue is recognized for compressor packages and technical service jobs using the completed contract method which recognizes revenue upon completion of the job. Costs incurred on a job are deducted at the time revenue is recognized.

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

Accounting for Derivative Instruments and Hedging Activities.  We utilize various exchange-traded and over-the-counter commodity financial instrument contracts to limit our exposure to margin fluctuations in natural gas, NGL and propane prices. These contracts consist primarily of futures and swaps.

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

We utilize published settlement prices for exchange-traded contracts, quotes provided by brokers, and estimates of market prices based on daily contract activity to estimate the fair value of these contracts. Changes in the methods used to determine the fair value of these contracts could have a material effect on our results of operations. We do not anticipate future changes in the methods used to determine the fair value of these derivative contracts. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for further discussion regarding our derivative activities.

Fair Value of Financial Instruments.  We have marketable securities, commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider over-the-counter commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 since we use a LIBOR curve based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements and discount the future cash flows accordingly, including the effects of our credit risk. Level 3 inputs are unobservable. We currently do not have any fair value measurements that are considered Level 3 valuations. See further information on our fair value assets and liabilities in Note 2 of our consolidated financial statements.

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

Asset Retirement Obligation.  We have determined that we are obligated by contractual or regulatory requirements to remove facilities or perform other remediation upon retirement of certain assets. Determination of the amounts to be recognized is based upon numerous estimates and assumptions, including expected settlement dates, future retirement costs, future inflation rates and the credit-adjusted risk-free interest rates. However, management was not able to reasonably measure the fair value of the asset retirement obligations as of December 31, 2010 or 2009 because the settlement dates were indeterminable. We will record an asset retirement obligation in the periods in which management can reasonably determine the settlement dates.

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

For more information on our litigation and contingencies, see Note 9 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” in this report.

Forward-Looking Statements

This annual report contains various forward-looking statements and information that are based on our beliefs and those of our General Partner, as well as assumptions made by and information currently available to us. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. When used in this annual report, words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “could,” “believe,” “may,” “will” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements. Although we and our General Partner believe that the expectations on which such forward-looking statements are based are reasonable, neither we nor our General Partner can give assurances that such expectations will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Among the key risk factors that may have a direct bearing on our results of operations and financial condition are:

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

•	the maturity of the propane industry and competition from other propane distributors;

•	competition from other midstream companies and interstate pipeline companies;

•	loss of key personnel;

•	loss of key natural gas producers or the providers of fractionation services;

•	reductions in the capacity or allocations of third-party pipelines that connect with our pipelines and facilities;

•	the effectiveness of risk-management policies and procedures and the ability of our liquids marketing counterparties to satisfy their financial commitments;

•	the nonpayment or nonperformance by our customers;

•	regulatory, environmental, political and legal uncertainties that may affect the timing and cost of our internal growth projects, such as our construction of additional pipeline systems;

•

risks associated with the construction of new pipelines and treating and processing facilities or additions to our existing pipelines and facilities, including difficulties in obtaining permits and rights-of-way or other regulatory approvals and the performance by third-party contractors;

•	the availability and cost of capital and our ability to access certain capital sources;

•	a deterioration of the credit and capital markets;

•	the ability to successfully identify and consummate strategic acquisitions at purchase prices that are accretive to our financial results and to successfully integrate acquired businesses;

•

changes in laws and regulations to which we are subject, including tax, environmental, transportation and employment regulations or new interpretations by regulatory agencies concerning such laws and regulations; and

•	the costs and effects of legal and administrative proceedings.

You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risks described under “Item 1A. Risk Factors” in this annual report.

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

The United States Congress recently adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (HR 4173), which, among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The new legislation was signed into law by the President on July 21, 2010 and requires the CFTC and the SEC to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. The CFTC has also proposed regulations to set position limits for certain futures and option contracts in the major energy markets, although it is not possible at this time to predict whether or when the CFTC will adopt those rules or include comparable provisions in its rulemaking under the new legislation. The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral, which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable.

Commodity Price Risk

For certain of our activities, we are exposed to market risks related to the volatility of natural gas, NGL and propane prices. To manage the impact of volatility from these prices, we utilize various exchange-traded and over-the-counter commodity financial instrument contracts. These contracts consist primarily of futures and swaps and are recorded at fair value in the consolidated balance sheets. In general, we use derivatives to reduce market exposure and price risk within our segments as follows:

•

We use derivative financial instruments in connection with our natural gas inventory at the Bammel storage facility by purchasing physical natural gas and then selling forward financial contracts at a price sufficient to cover our carrying costs and provide a gross profit margin. We also use derivatives in our intrastate transportation and storage segment to hedge the sales price of retention natural gas in excess of consumption, a portion of volumes purchased at the wellhead from producers, and location price differentials related to the transportation of natural gas.

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

We use futures and basis swaps, designated as fair value hedges, to hedge our natural gas inventory stored in our Bammel storage facility. Changes in the spreads between the forward natural gas prices designated as fair value hedges and the physical Bammel inventory spot price result in unrealized gains or losses until the underlying physical gas is withdrawn and the related designated derivatives are settled. Once the gas is withdrawn and the designated derivatives are settled, the previously unrealized gains or losses associated with these positions are realized.

We attempt to maintain balanced positions to protect ourselves from the volatility in the energy commodities markets; however, net unbalanced positions can exist. Long-term physical contracts are tied to index prices. System gas, which is also tied to index prices, is expected to provide most of the gas required by our long-term physical contracts. When third-party gas is required to supply long-term contracts, a hedge is put in place to protect the margin on the contract. Financial contracts, which are not tied to physical delivery, are expected to be offset with financial contracts to balance our positions. To the extent open commodity positions exist, fluctuating commodity prices can impact our financial position and results of operations, either favorably or unfavorably.

The table below summarizes our commodity-related financial derivative instruments and fair values as well as the effect of an assumed hypothetical 10% change in the underlying price of the commodity. Notional volumes are presented in MMBtu for natural gas and gallons for propane/ethane. Dollar amounts are in thousands.

	December 31,
	2010			2009
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
Natural Gas:
Basis Swaps IFERC/NYMEX	(38,897,500)	$(2,334)	$304	72,325,000	$24,554	$491
Swing Swaps IFERC	(19,720,000)	(2,086)	2,228	(38,935,000)	1,718	2,142
Fixed Swaps/Futures	(2,570,000)	(11,488)	1,176	4,852,500	9,949	3,126
Options — Puts	—	—	—	2,640,000	837	447
Options — Calls	(3,000,000)	62	7	(2,640,000)	(819)	314
Propane:
Forwards/Swaps	1,974,000	275	258	6,090,000	3,348	785

Fair Value Hedging Derivatives
Natural Gas:
Basis Swaps IFERC/NYMEX	(28,050,000)	722	322	(22,625,000)	(4,178)	2
Fixed Swaps/Futures	(39,105,000)	8,599	16,837	(27,300,000)	(13,285)	15,669

Cash Flow Hedging Derivatives
Natural Gas:
Basis Swaps IFERC/NYMEX	—	—	—	(13,225,000)	(1,640)	81
Fixed Swaps/Futures	(210,000)	232	93	(22,800,000)	(4,464)	13,197
Options — Puts	26,760,000	10,545	7,125	—	—	—
Options — Calls	(26,760,000)	4,812	1,565	—	—	—
Propane:
Forwards/Swaps	32,466,000	6,589	4,196	20,538,000	8,443	2,609

Our consolidated balance sheets also reflect assets and liabilities related to commodity derivatives that have previously been de-designated as cash flow hedges or for which offsetting positions have been entered. Those amounts are not subject to change based on changes in prices.

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

Interest Rate Risk

As of December 31, 2010, we had $402.3 million of variable rate debt outstanding under our revolving credit facilities. A hypothetical change of 100 basis points would result in a change to interest expense of $4.0 million annually. We manage a portion of our interest rate exposure by utilizing interest rate swaps and similar arrangements. To the extent that we have debt with variable interest rates that is not hedged, our results of operations, cash flows and financial condition could be materially adversely affected by significant increases in interest rates. We had the following interest rate swaps outstanding as of December 31, 2010 (dollars in thousands), none of which are designated as hedges for accounting purposes:

Term	Notional Amount	Type

August 2012 (1)	$400,000	Forward starting to pay a fixed rate of 3.64% and receive a floating rate
July 2018	500,000	Pay a floating rate and receive a fixed rate of 6.70%

(1)	These forward starting swaps have an effective date of August 2012 and a term of 10 years; however, the swaps have a mandatory termination provision and will be settled in August 2012.

A hypothetical change of 100 basis in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings of approximately $0.3 million. For the $500.0 million of interest rate swaps whereby we pay a floating rate and receive a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $5.0 million. For the $400.0 million of forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until August 2012 when the swaps are settled.

During the year ended December 31, 2010, we began to periodically enter into interest rate swaptions when our targeted benchmark interest rates for anticipated debt issuances are not attainable at the time in the interest rate swap market. Swaptions enable counterparties to exercise options to enter into interest rate swaps with us in exchange for premiums. As of December 31, 2010, we had no swaptions outstanding.

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

Our counterparties consist primarily of petrochemical companies and other industrials, mid-size to major oil and gas companies and power companies. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. Currently, management does not anticipate a material adverse effect on our financial position or results of operations as a result of counterparty performance.

For financial instruments, failure of a counterparty to perform on a contract could result in our inability to realize amounts that have been recorded on our consolidated balance sheet and recognized in net income or other comprehensive income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements starting on page F-1 of this report are incorporated by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting

The management of Energy Transfer Partners, L.P. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO framework”).

Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2010, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

Partners

Energy Transfer Partners, L.P.

We have audited Energy Transfer Partners, L.P.’s (a Delaware limited partnership) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Energy Transfer Partners, L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Energy Transfer Partners, L.P.’s internal control over financial reporting based on our audit.

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

In our opinion, Energy Transfer Partners, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Energy Transfer Partners, L.P. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

February 28, 2011

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a–15(f) or Rule 15d–15(f)) that occurred in the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Energy Transfer Partners GP, L.P. is our general partner. Our General Partner manages and directs all of our activities. The activities of our General Partner are managed and directed by its general partner, ETP LLC. Our officers and directors are officers and directors of ETP LLC. ETE, as the sole member of ETP LLC, is entitled under the limited liability company agreement of ETP LLC to appoint all of the directors of ETP LLC. This agreement provides that the Board of Directors of ETP LLC shall consist of not more than 13 persons, at least three of whom are required to qualify as independent directors. Our 9 current directors include ETP LLC’s Chief Executive Officer and ETP LLC’s President.

From January 1, 2010 until May 26, 2010, our Board of Directors was comprised of 11 persons, eight of whom qualified as “independent” under the NYSE’s corporate governance standards. On May 26, 2010, Mr. Harkey, who qualified as independent, and Mr. John W. McReynolds ceased to serve on our Board of Directors. Of our current 9 directors, we have determined that Messrs. Albin, Byrne, Collins, Glaske, Grimm and Turner all meet the NYSE’s independence requirements.

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

Corporate Governance

The Board of Directors has adopted both a Code of Business Conduct and Ethics applicable to our directors, officers and employees, and Corporate Governance Guidelines for directors and the Board. Current copies of our Code of Business Conduct and Ethics, Corporate Governance Guidelines and charters of the Audit and Compensation Committees of our Board of Directors are available on our website at www.energytransfer.com and will be provided in print form to any Unitholder requesting such information.

Please note that the preceding Internet address is for information purposes only and is not intended to be a hyperlink. Accordingly, no information found and/or provided at such Internet addresses or at our website in general is intended or deemed to be incorporated by reference herein.

Annual Certification

We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report. In 2010, our CEO provided to the NYSE the annual CEO certification regarding our compliance with the NYSE corporate governance listing standards.

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

Audit Committee

The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board of Directors appoints persons who are independent under the NYSE’s standards for audit committee members to serve on its Audit Committee. In addition, the Board determines that at least one member of the Audit Committee has such accounting or related financial management expertise sufficient to qualify such person as the audit committee financial expert in accordance with Item 401 of Regulation S-K. The Board has determined that based on relevant experience, Audit Committee members Paul E. Glaske and Bill W. Byrne qualified as Audit Committee financial experts during 2010. A description of the qualifications of Mr. Glaske and Mr. Byrne may be found elsewhere in this Item under “—Directors and Executive Officers of the General Partner.”

The Audit Committee meets on a regularly scheduled basis with our independent accountants at least four times each year and is available to meet at their request. The Audit Committee has the authority and responsibility to review our external financial reporting, review our procedures for internal auditing and the adequacy of our internal accounting controls, consider the qualifications and independence of our independent accountants, engage and direct our independent accountants, including the letter of engagement and statement of fees relating to the scope of the annual audit work and special audit work which may be recommended or required by the independent accountants, and to engage the services of any other advisors and accountants as the Audit Committee deems advisable. The Audit Committee reviews and discusses the audited financial statements with management, discusses with our independent auditors matters required to be discussed by auditing standards, and makes recommendations to the Board of Directors relating to our audited financial statements. The Audit Committee periodically recommends to the Board of Directors any changes or modifications to its charter that may be required. The Board of Directors adopts the charter for the Audit Committee. Paul E. Glaske, Michael K. Grimm and Bill W. Byrne currently serve on the Audit Committee and Mr. Glaske serves as the chairman of the Audit Committee. John D. Harkey, Jr. served on the Audit Committee through May 26, 2010 at which time he ceased to serve on our Board of Directors. Mr. Harkey served as a member or chairman of the audit committee of three other publicly traded companies, in addition to his service as a member of the Audit Committee of our General Partner and the Audit Committee of the General Partner of ETE. As required by Rule 303A.07 of the NYSE Listed Company Manual, the Board of Directors of our General Partner has determined that such simultaneous service did not impair Mr. Harkey’s ability to effectively serve on our Audit Committee. Mr. Grimm was appointed to the Audit Committee on July 27, 2010.

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

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics applicable to our officers, directors and employees. Specific provisions are applicable to the principal executive officer, principal financial officer, principal accounting officer and controller, or those persons performing similar functions, of our General Partner. Amendments to, or waivers from, the Code of Business Conduct and Ethics will be available on our website and reported as may be required under SEC rules. Any technical, administrative or other non-substantive amendments to the Code of Business Conduct and Ethics may not be posted.

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

Directors and Executive Officers of the General Partner

The following table sets forth certain information with respect to the executive officers and members of the Board of Directors of our General Partner as of February 15, 2011. Executive officers and directors are elected for one-year terms.

Name	Age	Position with Our General Partner

Kelcy L. Warren	55	Chief Executive Officer and Chairman of the Board of Directors

Marshall S. (Mackie) McCrea, III	51	President, Chief Operating Officer and Director

Martin Salinas, Jr.	39	Chief Financial Officer

Thomas P. Mason	54	Vice President, General Counsel and Secretary

William G. Powers, Jr.	57	President – Propane

Jerry J. Langdon	59	Chief Administrative and Compliance Officer

Ray C. Davis	69	Director

Bill W. Byrne	81	Director

David R. Albin	51	Director

Paul E. Glaske	77	Director

K. Rick Turner	52	Director

Ted Collins, Jr.	72	Director

Michael K. Grimm	56	Director

Messrs. Warren, McCrea, Davis, Byrne, Albin, Glaske and Turner, also serve as directors of ETE’s general partner.

In connection with the series of transactions that occurred on May 26, 2010, whereby ETE acquired the general partner interest of Regency, Mr. John W. McReynolds and Mr. John D. Harkey, Jr. resigned as directors of our General Partner.

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

Marshall S. (Mackie) McCrea, III.  Mr. McCrea was appointed as a director on December 23, 2009. He is the President and Chief Operating Officer of our General Partner and has served in that capacity since June 2008. Prior to that, he served as President – Midstream of our General Partner from March 2007 to June 2008. Previously he served as the Senior Vice President – Commercial Development since the combination of the operations of ETC OLP and HOLP in January 2004. In March 2005, Mr. McCrea was named president of ETC OLP. Prior to the combination of the operations of ETC OLP and HOLP, Mr. McCrea served as Senior Vice President – Business Development and Producer Services of the general partner of ETC OLP and ET Company I, Ltd., having served in that capacity since 1997. Mr. McCrea also currently serves on the Board of Directors of the general partner of ETE. The Board of Directors selected Mr. McCrea to serve as a director because he serves as our President and Chief Operating Officer and brings extensive project development and operational experience to the Board. He has held various positions in the natural gas business over the past 25 years and is able to assist the Board of Directors in creating and executing the Partnership’s strategic plan.

Martin Salinas, Jr.  Mr. Salinas has served as Chief Financial Officer of our General Partner since June 2008. Mr. Salinas had previously served as our Controller and Treasurer from September 2004 to June 2008. Prior to joining ETP, Mr. Salinas was a Senior Audit Manager with KPMG in San Antonio, Texas from September 2002.

Thomas P. Mason.  Mr. Mason has served as the Vice President, General Counsel and Secretary of our General Partner since June 2008. Mr. Mason served as General Counsel and Secretary of our General Partner since February 2007. Prior to joining ETP, he was a partner in the Houston office of Vinson & Elkins. Mr. Mason has specialized in securities offerings and mergers and acquisitions for more than 25 years.

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

Ray C. Davis.  Mr. Davis was the Co-Chief Executive Officer and Co-Chairman of the Board of Directors of our General Partner since the combination of the midstream and intrastate transportation and storage operations of ETC OLP and the retail propane operations of HOLP in January 2004 until his retirement from these positions effective August 15, 2007. Mr. Davis also served as Co-Chief Executive Officer of the general partner of ETC OLP and Co-Chairman of the Board of Directors of the general partner of ETE, positions he held since their formation in 2002. Mr. Davis now serves as a director of the General Partners of ETP and ETE and is a member of the Compensation Committee. Prior to the combination of the operations of ETC OLP and HOLP, Mr. Davis served as Vice President of the general partner of ET Company I, Ltd., the entity that operated ETC OLP’s midstream assets before it acquired Aquila, Inc.’s midstream assets, having served in that capacity since 1996.

From 1996 to 2000, he served as a Director of Crosstex Energy, Inc. From 1993 to 1996, he served as Chairman of the Board of Directors and Chief Executive Officer of Cornerstone Natural Gas, Inc. Mr. Davis became a venture partner of Natural Gas Partners, L.L.C. in September 2007. The Board of Directors selected Mr. Davis to serve as a director based on his more than 33 years of business experience in the energy industry and his expertise in the Partnership’s asset portfolio.

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

David R. Albin.  Mr. Albin is a managing partner of the Natural Gas Partners private equity funds, and has served in that capacity or similar capacities since 1988. Prior to his participation as a founding member of Natural Gas Partners, L.P. in 1988, he was a partner in the $600 million Bass Investment Limited Partnership. Prior to joining Bass Investment Limited Partnership, he was a member of the oil and gas group in the investment banking division of Goldman, Sachs & Co. He currently serves as a director of NGP Capital Resources Company. Mr. Albin has served as a director of our General Partner since February 2004 and has served as a director of ETE’s general partner since October 2002. The Board of Directors selected Mr. Albin to serve as a director in connection with the investment made by Natural Gas Partners in the Partnership in 2004. Mr. Albin brings significant industry knowledge, accumulated over the past 20 years by investing in the natural gas sector, to the Board of Directors.

Paul E. Glaske.  Mr. Glaske retired as Chairman and Chief Executive Officer of Blue Bird Corporation, the largest manufacturer of school buses with manufacturing plants in three countries. Prior to becoming president of Blue Bird in 1986, Mr. Glaske served as the president of the Marathon LeTourneau Company, a manufacturer of large off-road mining and material handling equipment and off-shore drilling rigs. He served as a member of the board of directors of BorgWarner, Inc. of Chicago, Illinois until April 2008. Currently, Mr. Glaske serves on the board of directors of both Lincoln Educational Services in New Jersey, and Camcraft, Inc., in Illinois. Mr. Glaske has served as a director of our General Partner since February 2004 and is chairman of the Audit Committee. The Board selected Mr. Glaske to serve as a director because it believes he is familiar with running a company from the field level to the boardroom based on his previous experience. As a former CEO and director at various other companies, Mr. Glaske has been involved in succession planning, compensation, employee management and the evaluation of acquisition opportunities.

K. Rick Turner.  Mr. Turner has been employed by Stephens’ family entities since 1983. He is currently Senior Managing Principal of The Stephens Group, LLC. He first became a private equity principal in 1990 after serving as the Assistant to the Chairman, Jackson T. Stephens. His areas of focus have been oil and gas exploration, natural gas gathering, processing industries, and power technology. Prior to joining Stephens, he was employed by Peat, Marwick, Mitchell and Company. Mr. Turner currently serves as a director of Atlantic Oil Corporation, SmartSignal Corporation, JV Industrials, LLC, JEBCO Seismic, LLC, North American Energy Partners Inc., Seminole Energy Services, LLC, BTEC Turbines LP, and the general partner of ETE. Mr. Turner has served as a director of our General partner since 2004. Mr. Turner earned his B.S.B.A. from the University of Arkansas and is a non-practicing Certified Public Accountant. The Board of Directors selected Mr. Turner based on his industry knowledge, his background in corporate finance and accounting, and his experience as a director on the boards of several other companies.

Ted Collins, Jr.  Mr. Collins has been an independent oil and gas producer since 2000. Mr. Collins previously served as President of Collins & Ware Inc. from 1988 to 2000, when its assets were sold to Apache Corporation. From 1982 to 1988, Mr. Collins was President of EOG Resources, and its predecessors, Enron Oil and Gas

Company, HNG Oil Company and HNG Internorth Exploration Co. From 1969 to 1982, Mr. Collins served as Executive Vice President of American Quasar Petroleum Company. In February 2011, Mr. Collins was elected as a director of Oasis Petroleum, Inc. Mr. Collins has served as a director of our General Partner since August 2004. Mr. Collins is a past President of the Permian Basin Petroleum Association, the Permian Basin Landmen’s Association, the Petroleum Club of Midland and has served as Chairman of the Midland Wildcat Committee since 1984. The Board selected Mr. Collins to serve as a director because of his previous experience as an executive in various positions in the oil and gas industry. In addition, as a public company director at various other companies, Mr. Collins has been involved in succession planning, compensation, employee management and the evaluation of acquisition opportunities.

Michael K. Grimm.  Mr. Grimm is one of the original founders of Rising Star Energy, L.L.C., a privately held upstream exploration and production company active in onshore continental United States, and has served as its President and Chief Executive Officer since 1995. Currently, Mr. Grimm is also President of Rising Star Energy Development Company and a co-CEO of RSP Permian, which is active in the drilling and developing of West Texas Permian Basin oil reserves. Prior to the formation of the first Rising Star companies, Mr. Grimm was Vice President of Worldwide Exploration and Land for Placid Oil Company from 1990 to 1994. Prior to joining Placid Oil Company, Mr. Grimm was employed by Amoco Production Company for thirteen years where he held numerous positions throughout the exploration department in Houston, New Orleans and Chicago. Mr. Grimm has been an active member of the Independent Petroleum Association of America, the American Association of Professional Landmen, Dallas Producers Club, Dallas Wildcat Committee, and Fort Worth Wildcatters. Mr. Grimm has served as a director of our General Partner since December 2005 and is a member of the Audit Committee and chairman of the Compensation Committee. The Board selected Mr. Grimm to serve as a director because of his extensive experience in the energy industry and his service as a senior executive at several energy-related companies, in addition to his contacts in the industry gained through his involvement in energy-related organizations.

Compensation of the General Partner

Our General Partner does not receive any management fee or other compensation in connection with its management of the Partnership and the Operating Companies. Our General Partner and its affiliates performing services for the Partnership and the Operating Companies are reimbursed at cost for all expenses incurred on behalf of the Partnership, including the costs of employee compensation allocable to, but not paid directly by, the Partnership, if any, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. Following the combination of the operations of ETC OLP and HOLP in January 2004, the employees of the General Partner became employees of our Operating Companies, and thus, our General Partner has not incurred additional reimbursable costs since that time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Officers, directors and greater than 10% Unitholders are required by SEC regulations to furnish the General Partner with copies of all Section 16(a) forms.

Based solely on our review of the copies of such forms received by us, or written representations from reporting persons, we believe that during the year ended December 31, 2010, all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were met in a timely manner, except as set forth below:

•	one late filing of a Form 4 for one transaction by Mr. Warren; and

•	two late filings of a Form 4 (one for 30 transactions and one for 1 transaction) by Mr. Grimm.

ITEM 11.  EXECUTIVE COMPENSATION

Overview

As a limited partnership, we are managed by our General Partner, which in turn is managed by its general partner, ETP LLC, which we refer to in this Item as “our General Partner.” As of December 31, 2010 ETE owned 100% of our General Partner and approximately 25% of our outstanding units. All of our employees are employed by and receive employee benefits from our Operating Companies.

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

Our General Partner’s Philosophy for Compensation of Executives

In general, our General Partner’s philosophy for executive compensation is based on the premise that a significant portion of the executive’s compensation should be incentive-based and that the base salary levels should be competitive in the marketplace for executive talent and abilities. Our General Partner also believes the incentives should be competitive in the market place and balanced between short and long-term performance. Our General Partner believes this balance is achieved by (i) the payment of annual cash bonuses based on the achievement of financial performance objectives for a fiscal year set at the beginning of such fiscal year and (ii) the annual grant of restricted unit awards under our equity incentive plans, which are intended to provide a longer term incentive to our key employees to focus their efforts to increase the market price of our publicly traded units and to increase the cash distribution we pay to our Unitholders. Since 2008, our equity awards have primarily been in the form of restricted unit awards that vest over a specified time period, with substantially all of these types of unit awards vesting over a five-year period at 20% per year based on continued employment through each specified vesting date. Our General Partner believes that these equity-based incentive arrangements are important in attracting and retaining our executive officers and key employees as well as motivating these individuals to achieve our business objectives. The equity-based compensation also reflects the importance we place on aligning the interests of the executive officers with those of our Unitholders.

While we are responsible for the direct payment of the compensation of our named executive officers as employees of ETP, ETP does not participate or have any input in any decisions as to the compensation policies of our General Partner or the compensation levels of the executive officers of our General Partner. The compensation committee of the board of directors of our General Partner (the “Compensation Committee”) is responsible for the approval of the compensation policies and the compensation levels of these executive officers. We directly incur the payment to these executive officers in lieu of receiving an allocation of overhead related to executive compensation from our General Partner. For the year ended December 31, 2010, we paid 100% of the compensation of the executive officers of our General Partner as we represent the only business managed by our General Partner.

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

The Compensation Committee’s responsibilities include, among other duties, the following:

•	annually review and approve goals and objectives relevant to compensation of the CEO;

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

Compensation Philosophy

Our compensation program is structured to provide the following benefits:

•

attract, retain and reward talented executive officers and key management employees by providing total compensation competitive with that of other executive officers and key management employees employed by publicly traded limited partnerships of similar size and in similar lines of business;

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

Components of Executive Compensation

For the year ended December 31, 2010, the compensation paid to our named executive officers, other than our CEO, consisted of the following components:

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

Periodically, the Compensation Committee engages a third-party consultant to provide market information for compensation levels at peer companies in order to assist the Compensation Committee in its determination of compensation levels for our executive officers. Most recently, the Compensation Committee engaged Mercer Consulting Services (“Mercer”) during the year ended December 31, 2010 to assist in the determination of compensation levels for our senior management. The results of this study were utilized to determine long-term incentive awards and bonuses during 2010 and will also be used to determine other elements of compensation in 2011. The consultant provided an analysis of compensation for senior executives at the following 15 companies in the energy industry, comprised primarily of midstream and exploration and production companies:

•     Enterprise Products Partners L.P.

•     Plains All American Pipeline, L.P.

•     CenterPoint Energy, Inc.

•     The Williams Companies, Inc.

•     Sempra Energy

•     Kinder Morgan Energy Partners, L.P.

•     ONEOK Partners, L.P.

•     Enbridge Energy Partners, L.P.

• Sunoco Logistics Partners L.P. • Atmos Energy Corporation • El Paso Corporation • Spectra Energy Partners, LP • Targa Resources Partners LP • NuStar Energy L.P. • Southern Union Company

The compensation analysis provided by Mercer covered annual salary, annual cash bonus and long-term incentive arrangements for the senior executives of these companies. The Compensation Committee utilized the information provided by Mercer to compare the levels of base salary, annual bonus and long-term equity incentives at these other companies with those of our named executive officers to ensure that compensation of our named executive officers is competitive with the compensation for executive officers of these other companies. The Compensation Committee did not attempt to benchmark the base salary, annual bonus or long-term equity incentives to any percentage of, or numerical average of, the compensation levels at these other companies. Mercer did not provide any non-executive compensation services for the Partnership during 2010.

Base Salary.  As discussed above, the base salaries of our named executive officers are determined by the Compensation Committee after taking into account the recommendations of Mr. Warren. For 2009, the Compensation Committee determined to freeze base salaries for our named executive officers at the same levels as for 2008 due to the uncertainties related to the economy and the natural gas markets that existed at that time. In 2010, the Compensation Committee approved increases in the annual base salaries of Messrs. McCrea, Salinas and Mason of 3% each from their prior annual base salaries. The Compensation Committee determined that such increases in annual base salary were warranted in light of their individual performance and levels of responsibility related to the management of the Partnership.

Annual Bonus.  In addition to base salary, the Compensation Committee makes a determination whether to award our named executive officers, other than our CEO, discretionary annual cash bonuses following the end of the year. These discretionary bonuses, if awarded, are intended to reward our named executive officers for the achievement of financial performance objectives during the year for which the bonuses are awarded in light of the contribution of each individual to our profitability and success during such year. In this regard, the Compensation Committee takes into account whether the Partnership achieved or exceeded its internal EBITDA budget for the year, approved by the board of directors of our General Partner as discussed below, as an important element in making its determinations with respect to annual bonuses. The Compensation Committee does not establish its own financial performance objectives in advance for purposes of determining whether to approve any annual bonuses. The Compensation Committee also considers the recommendation of our CEO in determining the specific annual cash bonus amounts for each of the other named executive officers.

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

In February 2011, the Compensation Committee approved cash bonuses relating to the 2010 calendar year to Messrs. McCrea, Salinas, Mason and Powers of $675,000, $430,000, $430,000, and $425,000, respectively. In approving these cash bonuses, the Compensation Committee took into account the achievement by the Partnership of 100% of its internal EBITDA budget for 2010 as well as the individual performances of these individuals with respect to promoting the Partnership’s financial, strategic and operating objectives for 2010.

The Compensation Committee determined not to award any cash bonuses to the named executive officers for the year ended December 31, 2009, based in part upon the recommendation of Mr. Warren, due to the failure of the

Partnership to achieve 100% of its internal EBITDA budget for 2009 as well as the desire of the senior management of the Partnership, including Mr. Warren, to improve the financial performance of the Partnership by avoiding the compensation expense otherwise associated with these annual bonuses.

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

Commencing in 2008, all of the new unit awards granted have provided for vesting over a specified time period, with vesting based on continued employment as of each applicable vesting date, rather than vesting based on the satisfaction of any performance objectives. This change resulted from the Compensation Committee’s determination that vesting based on continued employment, rather than the satisfaction of performance objectives, was more generally prevalent with companies in the energy industry. In December 2010 and January 2011, the Compensation Committee approved grants of unit awards to Messrs. McCrea, Salinas, Mason and Powers of 250,000 units, 20,000 units, 20,000 units and 10,000 units, respectively. All of these unit awards provide for vesting over a five-year period at 20% per year, subject to continued employment through each specified vesting date. These unit awards entitle the recipients of the unit awards to receive, with respect to each ETP Common Unit subject to such award that has not either vested or been forfeited, a cash payment equal to each cash distribution per Common Unit made by us on our Common Units promptly following each such distribution by us to our Unitholders.

In approving the grant of such unit awards, the Compensation Committee took into account the same factors as discussed above under the caption “-Annual Bonus,” the long-term objective of retaining such individuals as key drivers of the Partnership’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity unit awards subject to vesting. In the case of the unit award to Mr. McCrea, the Compensation Committee took into account the significant achievements of Mr. McCrea with respect to the commercial development of the Tiger pipeline, the Fayetteville Express pipeline and several intrastate natural gas pipelines that, based on the construction costs for these projects and the fees expected to be realized from these projects pursuant to long-term customer contracts, are expected to generate attractive rates of return for the Partnership. The magnitude of the unit award to Mr. McCrea, along with the five-year vesting of this unit award, was also intended by the Compensation Committee to provide a significant incentive to Mr. McCrea to remain with the Partnership and continue to develop successful commercial projects.

The issuance of Common Units pursuant to our equity incentive plans is intended to serve as a means of incentive compensation; therefore, no consideration will be payable by the plan participants upon vesting and issuance of the Common Units.

The unit awards under our equity incentive plans generally require the continued employment of the recipient during the vesting period. The Compensation Committee has in the past and may in the future, but is not required to, accelerate the vesting of unvested unit awards in the event of the termination or retirement of an executive officer. The Compensation Committee did not accelerate the vesting of unit awards in 2010.

Affiliate Equity Awards.  McReynolds Energy Partners, L.P., the general partner of which is owned and controlled by the President of ETE’s general partner, has awarded to certain officers of ETP certain rights related to units of ETE previously issued by ETE to such officers. These rights include the economic benefits of ownership of these ETE units based on a five-year vesting schedule whereby the officer will vest in the ETE units at a rate of 20% per year. As these ETE units are conveyed to the recipients of these awards upon vesting from a partnership that is not owned or managed by ETE or ETP, none of the costs related to such awards are paid by ETE or ETP unless this partnership defaults under its obligations pursuant to these unit awards. We are recognizing non-cash compensation expense over the vesting period based on the grant date fair value of the ETE units awarded the ETP employees assuming no forfeitures.

Messrs. McCrea, Salinas and Mason vested in rights related to ETE units of 42,000, 48,000 and 55,000, respectively, during 2010 and had unvested rights related to ETE units of 126,000, 144,000 and 55,000, respectively, as of December 31, 2010.

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

Health and Welfare Benefits.  All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs including medical, dental, vision, flexible spending, life insurance and disability insurance.

Termination Benefits.  Our named executive officers do not have any employment agreements that call for payments of termination or severance benefits or that provide for any payments in the event of a change in control of our General Partner. Each of our 2004 Unit Plan and 2008 Incentive Plan provides for immediate vesting of all unvested unit awards in the event of a change in control. A change in control as defined under each of these plans means any of (i) the date on which Energy Transfer Partners GP, L.P. ceases to be the general partner of the Partnership; (ii) the date that ETE ceases to own, directly or indirectly through wholly-owned subsidiaries, in the aggregate at least 51% of the capital stock or equity interests of Energy Transfer Partners GP, L.P.; (iii) the sale of all or substantially all of ETP’s assets (other than to any Affiliate (as defined therein) of ETE); or (iv) a liquidation or dissolution of ETP. No such accelerated vesting occurred in 2010.

Deferred Compensation Plan.  Effective January 1, 2010, we adopted a deferred compensation plan (“DC Plan”). The DC Plan permits eligible highly compensated employees to defer a portion of their salary and/or bonus until retirement or termination of employment or other designated distribution.

Under the DC Plan, each year eligible employees are permitted to make an irrevocable election to defer up to 50% of their salary, 50% of their quarterly non-vested unit distribution income, and/or 50% of their discretionary bonus compensation to be earned for services performed during the following year. Pursuant to the DC Plan, ETP may make annual discretionary matching contributions to participants’ accounts; however, we have made no discretionary contributions to participants’ accounts and currently have no plans to make any discretionary contributions to participants’ accounts. All amounts credited under the DC Plan (other than discretionary credits) are immediately 100% vested. Participant accounts are credited with earnings (or losses) based on investment fund choices made by the participants among available funds.

Participants may also elect to have their accounts distributed in one lump sum payment or in annual installments over a period of 3 or 5 years upon retirement, and in a lump sum upon other termination. Upon a change in control (as defined in the DC Plan) of ETP, all DC Plan accounts are immediately vested in full. However, distributions are not accelerated and, instead, are made in accordance with the DC Plan’s normal distribution provisions.

Risk Assessment Related to our Compensation Structure.  We believe our compensation plans and programs for our named executive officers, as well as our other employees, are appropriately structured and are not reasonably likely to result in material risk to the Partnership. We believe our compensation plans and programs are structured in a manner that does not promote excessive risk-taking that could harm our value or reward poor judgment. We also believe we have allocated our compensation among base salary and short and long-term compensation in such a way as to not encourage excessive risk-taking. In particular, we generally do not adjust base annual salaries for the executive officers and other employees significantly from year to year, and therefore the annual base salary of our employees is not generally impacted by our overall financial performance or the financial performance of an operating segment. We generally determine whether, and to what extent, our named executive officers and our other employees receive a cash bonus based on our achievement of specified financial performance objectives. We use restricted units rather than unit options for equity awards because restricted units retain value even in a depressed market so that employees are less likely to take unreasonable risks to get, or keep, options “in-the-money.” Finally, the time-based vesting over five years for our long-term incentive awards ensures that our employees’ interests align with those of our Unitholders for the long-term performance of the Partnership.

Director Compensation

The Compensation Committee periodically reviews and makes recommendations regarding the compensation of the directors of our General Partner. In 2010, non-employee directors of our General Partner received an annual fee of $40,000 plus $1,200 for each committee meeting attended. Additionally, the Chairman of the Audit Committee receives an annual fee of $15,000 and the members of the Audit Committee receive an annual fee of $10,000. The Chairman of the Compensation Committee receives an annual fee of $7,500 and the members of the Compensation Committee receive an annual fee of $5,000. Employee directors, including Messrs. Warren and McCrea, do not receive any fees for service as directors. In addition, the non-employee directors participate in our 2004 Unit Plan and 2008 Incentive Plan. Each director who is not also (i) a shareholder or a direct or indirect employee of any parent, or (ii) a direct or indirect employee of ETP LLC, ETP, or a subsidiary, who is elected or appointed to the Board for the first time shall automatically receive, on the date of his or her election or appointment, an award of 2,500 ETP Common Units. Under our 2004 Unit Plan and 2008 Incentive Plan, the non-employee directors of our General Partner each receive annual grants of unvested ETP Common Units equal to an aggregate of approximately $50,000 divided by the fair market value of our Common Units. These ETP Common Units vest over three years at one-third per year.

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

Compensation Committee Interlocks and Insider Participation

Messrs. Grimm, Byrne and Davis served on the Compensation Committee during 2010. During 2010, none of the members of the committee was an officer or employee of us or any of our subsidiaries or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither Mr. Grimm nor Mr. Byrne are former employees of ours or any of our subsidiaries. Mr. Davis is associated with business entities with which we have relationships. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

Compensation Tables

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Equity Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)

Kelcy L. Warren (4)	2010	$2,766	$—	$—	$—	$—	$—	$—	$2,766
Chief Executive Officer	2009	2,289	—	—	—	—	—	—	2,289
	2008	2,272	—	—	—	—	—	—	2,272

Martin Salinas, Jr. (5)	2010	356,058	480,000	999,600	—	—	7,648	27,250	1,870,556
Chief Financial Officer	2009	350,000	—	847,062	—	—	—	31,293	1,228,355
	2008	261,539	550,000	727,265	—	—	—	6,922,369	8,461,173

Marshall S. (Mackie) McCrea, III	2010	538,077	729,500	13,455,000	—	—	—	12,250	14,734,827
President and Chief Operating Officer	2009	500,000	—	883,000	—	—	—	12,250	1,395,250
	2008	444,154	750,000	825,678	—	—	—	3,427,408	5,447,240

Thomas P. Mason	2010	427,513	482,530	999,600	—	—	—	34,990	1,944,633
Vice President, General Counsel and Secretary	2009	420,240	—	802,912	—	—	—	41,005	1,264,157
	2008	410,410	630,000	2,332,800	—	—	—	32,347	3,405,557

William G. Powers, Jr. (6)	2010	400,000	425,000	499,800	—	—	—	20,004	1,344,804
President of Propane Operations	2009	407,692	500,000	441,500	—	—	—	22,000	1,371,192
	2008	336,925	300,000	1,353,827	—	—	—	20,488	2,011,240

(1)	The discretionary cash bonus amounts for our named executive officers for 2010 include (i) cash bonuses approved by the Compensation Committee in April 2010 and paid in April 2010, and (ii) cash bonuses approved by the Compensation Committee in February 2011 that are expected to be paid in March 2011.

(2)	Equity award amounts reflect the aggregate grant date fair value of unit awards granted for the periods presented.

(3)	The amounts in this column include (i) the aggregate grant date fair value related to grant of equity-based awards of units in ETE from an affiliate to certain of our named executive officers during the periods presented ($3,412,500 for Mr. McCrea in 2008 and $6,906,600 for Mr. Salinas in 2008), as discussed above and in Note 8 to our consolidated financial statements, (ii) contributions to the 401(k) plan made by ETP on behalf of the named executive officers and (iii) expenses paid by us for housing for Messrs. Mason and Salinas near our executive office in Dallas. Vesting in 401(k) contributions occurs immediately.

(4)	Mr. Warren voluntarily determined that his salary would be reduced to $1.00 per year (plus an amount sufficient to cover his allocated payroll deductions for health and welfare benefits). He does not accept a cash bonus or any equity awards under the equity incentive plans.

(5)	Mr. Salinas was promoted to Chief Financial Officer effective June 2008. The 2008 amounts reflect his compensation for the entire year.

(6)	Mr. Powers was promoted to President of Propane Operations in May 2008. The 2008 amounts reflect his compensation for the entire year.

The named executive officers’ life insurance premiums are paid by the Partnership on the same basis as all other employees. Since this represents non-discriminatory group life insurance available to all salaried employees, the premiums paid are not included in the table above. Amounts presented do not include the value of unvested unit awards under equity incentive plans that would fully vest upon a change of control as defined in our plans, which amounts are reflected in the “Outstanding Equity Awards at Year-End Table” below. Amounts presented do not include the value of unvested affiliate equity awards granted to Messrs. McCrea, Salinas and Mason that would fully vest upon a change of control as defined in the equity incentive plans, which value was $4,922,820 for Mr. McCrea, $5,626,080 for Mr. Salinas, and $2,148,850 for Mr. Mason, based on the closing price of ETE’s common units on December 31, 2010.

Grants of Plan-Based Awards Table

		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Unit Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Unit)	Grant Date Fair Value of Unit Awards (1)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)
Kelcy L. Warren	N/A	—	—	—	—	—	$—	$—

Martin Salinas, Jr.	12/15/10	—	—	—	20,000	—	—	999,600

Marshall S. (Mackie) McCrea, III	1/14/11	—	—	—	250,000	—	—	13,455,000

Thomas P. Mason	12/15/10	—	—	—	20,000	—	—	999,600

William G. Powers, Jr.	12/15/10	—	—	—	10,000	—	—	499,800

(1)	We have computed the grant date fair value of unit awards in accordance with generally accepted accounting principles, as further described above and in Note 8 to our consolidated financial statements.

We do not have any non-equity incentive plans.

The amounts above do not include the equity awards granted to certain named executive officers in equity of ETE held by a partnership controlled by Mr. McReynolds. These awards are not issued pursuant to our equity incentive plans and such awards are in the sole discretion of Mr. McReynolds. The grant date fair value of these awards is included above in the “Summary Compensation Table” and related footnotes.

Outstanding Equity Awards at Year-End Table

		Unit Awards
Name	Grant Date (1)	Equity Incentive Plan Awards: Number of Units That Have Not Vested (#) (1)	Equity Incentive Plan Awards: Market or Payout Value of Units That Have Not Vested ($) (2)
Kelcy L. Warren	N/A	—	$—

Martin Salinas, Jr.	12/15/10	20,000	1,036,400
	12/15/09	15,349	795,385
	12/22/08	12,000	621,840
	12/5/07	2,400	124,368

Marshall S. (Mackie) McCrea, III	1/14/11	250,000	12,955,000
	12/15/09	16,000	829,120
	12/22/08	12,000	621,840
	12/5/07	8,800	456,016

Thomas P. Mason	12/15/10	20,000	1,036,400
	12/15/09	14,549	753,929
	12/22/08	12,000	621,840
	10/17/08	30,000	1,554,600
	12/5/07	7,200	373,104

William G. Powers, Jr.	12/15/10	10,000	518,200
	12/15/09	8,000	414,560
	12/22/08	6,000	310,920
	2/28/08	12,000	621,840
	12/5/07	2,400	124,368

(1)	Unit awards outstanding as of December 31, 2010 reflected in the table above ratably vest on each anniversary of the grant date through 2015 for awards granted in 2010, through 2014 for awards granted in 2009, and through 2013 for awards granted in 2008.

(2)	Market value was computed as the number of unvested awards as of December 31, 2010 multiplied by the closing price of our Common Units on December 31, 2010.

The amounts above do not include the equity awards granted to certain named executive officers in equity of ETE held by a partnership controlled by Mr. McReynolds. These awards are not issued pursuant to the 2004 Unit Plan or the 2008 Incentive Plan, and such awards are in the sole discretion of Mr. McReynolds.

Option Exercises and Units Vested Table

	Unit Awards
Name	Number of Units Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (1)

Kelcy L. Warren	—	$—

Martin Salinas, Jr.	9,037	460,598

Marshall S. (Mackie) McCrea, III	12,400	632,003

Thomas P. Mason	21,237	1,068,627

William G. Powers, Jr.	9,200	448,506

(1)	Amounts presented represent the number of unit awards vested during 2010 and the value realized upon vesting of these awards, which is calculated as the number of units vested multiplied by the closing price of our Common Units upon the vesting date.

We have not issued option awards.

Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)

Kelcy L. Warren	$—	$—	$—	$—	$—

Martin Salinas, Jr.	48,867	—	7,648	—	56,515

Marshall S. (Mackie) McCrea, III	—	—	—	—	—

Thomas P. Mason	—	—	—	—	—

William G. Powers, Jr.	—	—	—	—	—

The aggregate earnings reflected above for Mr. Salinas are included in his total compensation in the “Summary Compensation Table.”

Director Compensation Table

The compensation paid to the non-employee directors of our General Partner in 2010 is reflected in the following table.

Name	Fees Paid in Cash ($) (1)	Unit Awards ($) (2)	All Other Compensation ($)	Total ($)

Ray C. Davis	$46,200	$39,986	$—	$86,186

Bill W. Byrne	73,000	39,986	—	112,986

David R. Albin	—	—	—	—

Paul E. Glaske	71,800	39,986	—	111,786

K. Rick Turner	40,000	39,986	—	79,986

Ted Collins, Jr.	40,000	39,986	—	79,986

Michael K. Grimm	55,686	39,986	—	95,672

John D. Harkey, Jr. (3)	41,071	27,155	—	68,226

(1)	Fees paid in cash are based on amounts paid during the period.

(2)	Unit award amounts reflect the aggregate grant date fair value of awards granted based on the market price of Common Units as of the grant date, reduced by the present value of the expected distributions during the vesting period.

(3)	Mr. Harkey ceased to serve on our Board of Directors in May 2010 at which time all of his outstanding unit awards vested. Mr. Harkey’s compensation reflects an incremental amount related to the vesting of those unit awards.

As of December 31, 2010, Messrs. Davis, Byrne, Glaske, Turner, Collins and Grimm each had 2,234 unit awards outstanding.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth in tabular format, a summary of certain information related to our equity incentive plans as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,936,578	$—	3,657,136

Equity compensation plans not approved by security holders	—	—	—

Total	1,936,578	$—	3,657,136

Energy Transfer Partners, L.P. Units

The following table sets forth certain information as of February 22, 2011, regarding the beneficial ownership of our securities by certain beneficial owners, each director and named executive officer of our General Partner and all directors and executive officers of our General Partner as a group. The General Partner knows of no other person not disclosed herein who beneficially owns more than 5% of our Common Units.

Title of Class	Name and Address of Beneficial Owner (1)	Beneficially Owned (2) (3)	Percent of Class

Common Units	Kelcy L. Warren	21,107	*
	Marshall S. (Mackie) McCrea , III	53,630	*
	Martin Salinas, Jr.	19,257	*
	Thomas P. Mason	30,643	*
	William G. Powers, Jr.	34,865	*
	Ray C. Davis	54,849	*
	Bill W. Byrne	163,805	*
	David R. Albin	20	*
	Paul E. Glaske	95,174	*
	Michael K. Grimm	16,238	*
	K. Rick Turner (4)	8,930	*
	Ted Collins, Jr.	101,831	*
	All Directors and Executive Officers as a Group (13 Persons)	611,133	*
	ETE (5)	50,226,967	25.9%
Class E Units	Heritage Holdings, Inc. (6)	8,853,832	100%

*	Less than 1%

(1)

The address for Messrs. Mason, Salinas and Warren is 3738 Oak Lawn Avenue, Dallas, Texas 75219. The address for Mr. Powers is 12 King Place, Queensbury, New York 12804. The address for Heritage Holdings is 8801 S. Yale Avenue, Suite 310, Tulsa, Oklahoma 74137. The address for Mr. Albin is 125 E.

John Carpenter Freeway, Suite 600, Irving, Texas 75062. The address for Mr. McCrea is 800 E. Sonterra Blvd., San Antonio, Texas 78258. The address for ETE is 3738 Oak Lawn Avenue, Dallas, Texas 75219. The address for Mr. Davis is 5950 Sherry Ln., Suite 550, Dallas, Texas 75225. The address for Messrs. Byrne, Grimm, Collins, Glaske, and Turner is 3738 Oak Lawn Avenue, Dallas, Texas 75219.

(2)	Beneficial ownership for the purposes of the foregoing table is defined by Rule 13d-3 under the Exchange Act. Under that rule, a person is generally considered to be the beneficial owner of a security if he has or shares the power to vote or direct the voting thereof or to dispose or direct the disposition thereof or has the right to acquire either of those powers within sixty (60) days.

(3)	Due to the ownership by certain officers and directors of the general partner of ETE of equity interests in ETE (either directly or through one or more entities) and due to their positions as directors of the general partner of ETE, they may be deemed to beneficially own the limited partnership interests held by ETE, to the extent of their respective interests therein. Any such deemed ownership is not reflected in the table.

(4)	Mr. Turner is a representative of or owner in an entity owning interests in ETE and may be deemed to beneficially own the limited partnership interest held by ETE. Any such deemed ownership is not reflected in the table.

(5)	ETE owns all member interests of Energy Transfer Partners, L.L.C and all of the Class A limited partner interests and Class B limited partner interests in Energy Transfer Partners GP, L.P. Energy Transfer Partners, L.L.C. is the general partner of Energy Transfer Partners GP, L.P. with a .01% general partner interest. LE GP, LLC, the general partner of ETE, may be deemed to beneficially own the Common Units owned of record by ETE. The members of LE GP, LLC are Ray C. Davis and Kelcy L. Warren.

(6)	The Partnership indirectly owns 100% of the common stock of Heritage Holdings, Inc.

Pursuant to a pledge and security agreement between ETE and Wells Fargo Bank, National Association, as the administrative agent under ETE’s revolving credit facility, all of ETE’s interest in Energy Transfer Partners, L.L.C. and Energy Transfer Partners GP, L.P., and the 50,226,967 ETP common units owned by ETE, are pledged as collateral for the benefit of the lenders under such credit facility.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As a policy matter, the Conflicts Committee generally reviews any proposed related-party transaction that may be material to the Partnership to determine whether the transaction is fair and reasonable to the Partnership. The Partnership Agreement provides that any matter approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to the Partnership, approved by all the partners of the Partnership and not a breach by the General Partner or its Board of Directors of any duties they may owe the Partnership or the Unitholders.

Enterprise Products Partners L.P., (“Enterprise”) owns approximately 17.6% of ETE’s outstanding common units. Enterprise acquired these common units in connection with its merger with Enterprise GP Holdings, L.P., (“EPE”), in November 2010. Following the merger, Mr. Warren acquired from Enterprise the 40.6% interest in LE GP, LLC, the general partner of ETE, that had been owned by EPE prior to the merger. In December 2009, Dan L. Duncan and Ralph S. Cunningham were appointed as directors of LE GP, LLC. At the time of their appointment, Mr. Duncan was Chairman and a director of EPE Holdings, LLC, the general partner of EPE; Chairman and a director of EPE, the general partner of Enterprise; and Group Co-Chairman of EPCO, Inc. Dr. Cunningham was the President and Chief Executive Officer of EPE Holdings, LLC, the general partner of EPE. In March 2010, Mr. Duncan passed away and in November 2010, Mr. Cunningham resigned from the board of directors of LE GP, LLC. See discussion of our transactions with Enterprise and its subsidiaries in Note 12 to our consolidated financial statements.

ETE owns directly and indirectly the general partner interest in ETP GP, 100% of the ETP Incentive Distribution Rights and 50,226,967 ETP Common Units.

We have a shared services agreement in which we provide various general and administrative services for ETE. See discussion in Note 12 to our consolidated financial statements.

We have an operating lease agreement with the former owners of Energy Transfer Group, L.L.C., which we acquired in 2009. These former owners include Mr. Warren and Mr. Davis. See discussion in Note 12 to our consolidated financial statements.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following sets forth fees billed by Grant Thornton LLP for the audit of our annual financial statements and other services rendered:

	Years Ended December 31,
	2010	2009
Audit fees (1)	$2,125,795	$2,421,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$2,125,795	$2,421,000

(1)	Includes fees for audits of annual financial statements of our companies, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC and services related to the audit of our internal control over financial reporting.

Pursuant to the charter of the Audit Committee, the Audit Committee is responsible for the oversight of our accounting, reporting and financial practices. The Audit Committee has the responsibility to select, appoint, engage, oversee, retain, evaluate and terminate our external auditors; pre-approve all audit and non-audit services to be provided, consistent with all applicable laws, to us by our external auditors; and establish the fees and other compensation to be paid to our external auditors. The Audit Committee also oversees and directs our internal auditing program and reviews our internal controls.

The Audit Committee has adopted a policy for the pre-approval of audit and permitted non-audit services provided by our principal independent accountants. The policy requires that all services provided by Grant Thornton LLP, including audit services, audit-related services, tax services and other services, must be pre-approved by the Audit Committee.

The Audit Committee reviews the external auditors’ proposed scope and approach as well as the performance of the external auditors. It also has direct responsibility for and sole authority to resolve any disagreements between our management and our external auditors regarding financial reporting, regularly reviews with the external auditors any problems or difficulties the auditors encountered in the course of their audit work, and, at least annually, uses its reasonable efforts to obtain and review a report from the external auditors addressing the following (among other items):

•	the auditors’ internal quality-control procedures;

•	any material issues raised by the most recent internal quality-control review, or peer review, of the external auditors;

•	the independence of the external auditors;

•	the aggregate fees billed by our external auditors for each of the previous two years; and

•	the rotation of the lead partner.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:

(1)	Financial Statements - see Index to Financial Statements appearing on page F-1.

(2)	Financial Statement Schedules - None.

(3)	Exhibits - see Index to Exhibits set forth on page E-1.

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
Kelcy L. Warren
Chief Executive Officer and officer duly authorized to sign on behalf of the registrant

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kelcy L. Warren Kelcy L. Warren	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 28, 2011

/s/ Martin Salinas, Jr. Martin Salinas, Jr.	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2011

/s/ Ray C. Davis Ray C. Davis	Director	February 28, 2011

/s/ Bill W. Byrne Bill W. Byrne	Director	February 28, 2011

/s/ David R. Albin David R. Albin	Director	February 28, 2011

/s/ Marshall S. McCrea, III Marshall S. McCrea, III	President, Chief Operating Officer and Director	February 28, 2011

/s/ Paul E. Glaske Paul E. Glaske	Director	February 28, 2011

/s/ K. Rick Turner K. Rick Turner	Director	February 28, 2011

/s/ Ted Collins, Jr. Ted Collins, Jr.	Director	February 28, 2011

/s/ Michael K Grimm Michael K. Grimm	Director	February 28, 2011

INDEX TO EXHIBITS

The exhibits listed on the following Exhibit Index are filed as part of this report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

	Exhibit Number Description

(14)	2.1	Redemption and Exchange Agreement dated as of May 10, 2010 by and between Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P.

(13)	3.1	Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.) dated as of July 28, 2009.

(1)	3.2	Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

(10)	3.2.1	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

(16)	3.2.2	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

(18)	3.2.3	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.

(18)	3.3	Amended Certificate of Limited Partnership of Energy Transfer Partners, L.P.

(15)	3.4	Amended Certificate of Limited Partnership of Heritage Operating, L.P.

(44)	3.5	Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners GP, L.P.

(56)	3.6	Fourth Amended and Restated Limited Liability Company Agreement of Energy Transfer Partners, L.L.C.

(57)	3.13	Certificate of Formation of Energy Transfer Partners, L.L.C.

(57)	3.13.1	Certificate of Amendment of Energy Transfer Partners, L.L.C.

(57)	3.14	Restated Certificate of Limited Partnership of Energy Transfer Partners GP, L.P.

(17)	4.1	Registration Rights Agreement for Limited Partner Interests of Heritage Propane Partners, L.P.

(18)	4.2	Unitholder Rights Agreement dated January 20, 2004 among Heritage Propane Partners, L.P., Heritage Holdings, Inc., TAAP LP and La Grange Energy, L.P.

(21)	4.3	Indenture dated January 18, 2005 among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

(22)	4.4	First Supplemental Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

(28)	4.5	Second Supplemental Indenture dated as of February 24, 2005 to Indenture dated as of January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

(30)	4.9	Third Supplemental Indenture dated as of July 29, 2005 to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

	Exhibit Number Description

(32)	4.11	Form of Senior Indenture of Energy Transfer Partners, L.P.

(32)	4.12	Form of Subordinated Indenture of Energy Transfer Partners, L.P.

(42)	4.13	Fourth Supplemental Indenture dated as of June 29, 2006 to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P, the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

(33)	4.14	Fifth Supplemental Indenture dated as of October 23, 2006 to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P, the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.

(51)	4.15	Sixth Supplemental Indenture dated March 28, 2008, by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee.

(48)	4.16	Seventh Supplemental Indenture dated December 23, 2008, by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee.

(23)	4.16.1	Eighth Supplemental Indenture dated April 7, 2009, by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee.

(35)	4.17	Registration Rights Agreement, dated November 1, 2006, between Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P.

(45)	10.1	Amended and Restated Credit Agreement, dated July 20, 2007, among Energy Transfer Partners, L.P., the borrower, and Wachovia Bank, National Association, as administrative agent, LC issuer and swingline lender, Bank of America, N.A., as syndication agent, BNP Paribas, JPMorgan Chase Bank, N.A. and the Royal Bank of Scotland PLC, as co-documentation agents, and Citibank, N.A., Credit Suisse, Cayman Islands Branch, Deutsche Bank Securities, Inc., Morgan Stanley Bank, Suntrust Bank and UBS Securities, LLC, as senior managing agents, and other lenders party hereto.

(2)	10.2	Note Purchase Agreement (June 25, 1996).

(2)	10.2.1	Amendment of Note Purchase Agreement (June 25, 1996) dated as of July 25, 1996.

(3)	10.2.2	Amendment of Note Purchase Agreement (June 25, 1996) dated as of March 11, 1997.

(5)	10.2.3	Amendment of Note Purchase Agreement (June 25, 1996) dated as of October 15, 1998.

(6)	10.2.4	Second Amendment Agreement dated September 1, 1999 to June 25, 1996 Note Purchase Agreement.

(9)	10.2.5	Third Amendment Agreement dated May 31, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997 Note Purchase Agreement.

(8)	10.2.6	Fourth Amendment Agreement dated August 10, 2000 to June 25, 1996 Note Purchase Agreement and November 19, 1997 Note Purchase Agreement.

(11)	10.2.7	Fifth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement.

(43)	+ 10.6.6	Amended and Restated 2004 Unit Plan.

(39)	+ 10.6.7	Midstream Bonus Plan.

(49)	+ 10.6.8	Energy Transfer Partners, L.P. 2008 Long-Term Incentive Plan.

(58)	+ 10.6.9	Energy Transfer Partners Deferred Compensation Plan.

	Exhibit Number Description

(4)	10.16	Note Purchase Agreement dated as of November 19, 1997.

(5)	10.16.1	Amendment dated October 15, 1998 to November 19, 1997 Note Purchase Agreement.

(6)	10.16.2	Second Amendment Agreement dated September 1, 1999 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement.

(7)	10.16.3	Third Amendment Agreement dated May 31, 2000 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement.

(8)	10.16.4	Fourth Amendment Agreement dated August 10, 2000 to November 19, 1997 Note Purchase Agreement and June 25, 1996 Note Purchase Agreement.

(19)	10.16.6	Sixth Amendment Agreement dated as of November 18, 2003 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement.

(8)	10.19	Note Purchase Agreement dated as of August 10, 2000.

(12)	10.19.2	First Supplemental Note Purchase Agreement dated as of May 24, 2001 to the August 10, 2000 Note Purchase Agreement.

(19)	10.19.3	Sixth Amendment Agreement dated as of December 28, 2000 to June 25, 1996 Note Purchase Agreement, November 19, 1997 Note Purchase Agreement and August 10, 2000 Note Purchase Agreement.

(24)	10.42	Purchase and Sale Agreement, dated January 26, 2005, among HPL Storage, LP and AEP Energy Services Gas Holding Company II, L.L.C., as Sellers, and La Grange Acquisition, L.P., as Buyer.

(25)	10.43	Cushion Gas Litigation Agreement, dated January 26, 2005, by and among AEP Energy Services Gas Holding Company II, L.L.C. and HPL Storage LP, as Sellers, and La Grange Acquisition, L.P., as Buyer, and AEP Asset Holdings LP, AEP Leaseco LP, Houston Pipe Line Company, LP and HPL Resources Company LP, as Companies.

(38)	10.51	Purchase and Sale Agreement, dated as of September 14, 2006, among Energy Transfer Partners, L.P. and EFS-PA, LLC (a/k/a GE Energy Financial Services), CDPQ Investments (U.S.), Inc., Lake Bluff, Inc., Merrill Lynch Ventures, L.P. and Kings Road Holdings I, LLC.

(40)	10.52	Redemption Agreement, dated September 14, 2006, between Energy Transfer Partners, L.P. and CCE Holdings, LLC.

(41)	10.53	Letter Agreement, dated September 14, 2006, between Energy Transfer Partners, L.P. and Southern Union Company.

(42)	10.54	Fourth Amended and Restated Credit Agreement dated as of August 31, 2006 between and among Heritage Operating L.P., as the Borrower, and the Banks parties thereto, as lenders, and Bank of Oklahoma, National Association, as administrative agent and joint lead arranger for the Banks, JPMorgan Chase Bank, N.A., as syndication agent for the Banks, and J.P. Morgan Securities Inc., as joint lead arranger for the Banks.

(44)	10.55	Note Purchase Agreement, dated as of November 17, 2004, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.

(44)	10.55.1	Amendment No. 1 to the Note Purchase Agreement, dated as of April 18, 2007, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.

(44)	10.56	Note Purchase Agreement, dated as of May 24, 2007, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.

	Exhibit Number Description

(26)	10.56.1	Note Purchase Agreement, dated December 9, 2009, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.

(52)	10.57	Credit Agreement, dated as of February 29, 2008, by and among Midcontinent Express Pipeline LLC, The Royal Bank of Scotland plc, as the administrative agent, and certain other lenders party thereto.

(53)	10.58	Guaranty Agreement, dated as of February 29, 2008, between Energy Transfer Partners, L.P., as the guarantor, and The Royal Bank of Scotland plc, as the administrative agent.

(54)	10.59	Credit Agreement, dated as of November 13, 2009, among Fayetteville Express Pipeline LLC and the Lenders party thereto.

(55)	10.60	Guaranty Agreement, dated as of November 13, 2009, between Energy Transfer Partners, L.P., as the guarantor, and The Royal Bank of Scotland plc, as the administrative agent.

(*)	21.1	List of Subsidiaries.

(*)	23.1	Consent of Grant Thornton LLP.

(*)	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(*)	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(**)	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(**)	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009; (ii) our Consolidated Statements of Operations for the years ended December 31, 2010 and 2009; (iii) our Consolidated Statements of Comprehensive Income for the years ended December 31, 2010 and 2009; (iv) our Consolidated Statement of Partners’ Capital for the years ended December 31, 2010; (v) our Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009; and (vi) the notes to our Consolidated Financial Statements.

*	Filed herewith.

**	Furnished herewith.

+	Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference the same numbered Exhibit to the Registrant’s Registration Statement on Form S-1/A, File No. 333-04018, filed with the Commission on June 21, 1996.

(2)	Incorporated by reference to the same numbered Exhibit to Registrant’s Form 10-Q for the quarter ended November 30, 1996.

(3)	Incorporated by reference to Exhibit 10.2.1 to Registrant’s Form 10-Q for the quarter ended February 28, 1997.

(4)	Incorporated by reference to the same numbered Exhibit to Registrant’s Form 10-Q for the quarter ended November 30, 1997.

(5)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-K for the year ended August 31, 1998.

(6)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-K for the year ended August 31, 1999.

(7)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 2000.

(8)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K filed August 23, 2000.

(9)	Incorporated by reference to Exhibit 10.16.3 to the Registrant’s Form 10-Q for the quarter ended May 31, 2000.

(10)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-K for the year ended August 31, 2000.

(11)	Incorporated by reference to Exhibit 10.2.7 to the Registrant’s Form 10-Q for the quarter ended February 28, 2001.

(12)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 2001.

(13)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K filed July 29, 2009.

(14)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K/A filed June 2, 2010.

(15)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended February 28, 2002.

(16)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 2002.

(17)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K filed February 13, 2002.

(18)	Incorporated by reference as the same numbered exhibit to the Registrant’s Form 10-Q for the quarter ended February 29, 2004.

(19)	Incorporated by reference to Exhibit 10.2.8 to the Registrant’s Form 10-Q for the quarter ended February 29, 2004.

(21)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed January 19, 2005.

(22)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed January 19, 2005.

(23)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on April 7, 2009.

(24)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed February 1, 2005.

(25)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed February 1, 2005.

(26)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 14, 2009.

(28)	Incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-Q for the quarter ended February 28, 2005.

(30)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed August 2, 2005.

(32)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form S-3 filed August 9, 2006.

(33)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed October 25, 2006.

(35)	Incorporated by reference to Exhibit 3.1.10 to the Registrant’s Form 8-K filed November 3, 2006.

(38)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed September 18, 2006.

(39)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 3, 2008.

(40)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed September 18, 2006.

(41)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed September 18, 2006.

(42)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-K for the year ended August 31, 2006.

(43)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2008.

(44)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 2007.

(45)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K filed July 23, 2007.

(48)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed December 23, 2008.

(49)	Incorporated by reference to Exhibit A to the Proxy Statement filed by the Registrant November 21, 2008.

(51)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed March 31, 2008.

(52)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 4, 2008.

(53)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed March 4, 2008.

(54)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 19, 2009.

(55)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed November 19, 2009.

(56)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed August 10, 2010.

(57)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended March 31, 2010.

(58)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010.

INDEX TO FINANCIAL STATEMENTS

Energy Transfer Partners, L.P. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Partners

Energy Transfer Partners, L.P.

We have audited the accompanying consolidated balance sheets of Energy Transfer Partners, L.P. (a Delaware limited partnership) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Transfer Partners, L.P. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Energy Transfer Partners, L.P.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma

February 28, 2011

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$49,540	$68,183
Marketable securities	2,032	6,055
Accounts receivable, net of allowance for doubtful accounts of $6,409 and $6,338 as of December 31, 2010 and 2009, respectively	503,129	566,522
Accounts receivable from related companies	53,866	57,369
Inventories	362,058	389,954
Exchanges receivable	21,823	23,136
Price risk management assets	13,706	12,371
Other current assets	115,269	148,373

Total current assets	1,121,423	1,271,963

PROPERTY, PLANT AND EQUIPMENT	11,087,468	9,649,405
ACCUMULATED DEPRECIATION	(1,286,099)	(979,158)

	9,801,369	8,670,247

ADVANCES TO AND INVESTMENTS IN AFFILIATES	8,723	663,298
LONG-TERM PRICE RISK MANAGEMENT ASSETS	13,948	–
GOODWILL	781,233	745,505
INTANGIBLES AND OTHER ASSETS, net	423,296	383,959

Total assets	$12,149,992	$11,734,972

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31,
	2010	2009
LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES:
Accounts payable	$301,997	$358,997
Accounts payable to related companies	27,177	38,842
Exchanges payable	15,451	19,203
Price risk management liabilities	–	442
Accrued and other current liabilities	462,560	365,168
Current maturities of long-term debt	35,265	40,887

Total current liabilities	842,450	823,539

LONG-TERM DEBT, less current maturities	6,404,916	6,176,918
LONG-TERM PRICE RISK MANAGEMENT LIABILITIES	18,338	—
OTHER NON-CURRENT LIABILITIES	140,851	134,807

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS’ CAPITAL:
General Partner	174,618	174,884
Limited Partners:
Common Unitholders (193,212,590 and 179,274,747 units authorized, issued and outstanding as of December 31, 2010 and 2009, respectively)	4,542,656	4,418,017
Class E Unitholders (8,853,832 units authorized, issued and outstanding – held by subsidiary and reported as treasury units)	–	–
Accumulated other comprehensive income	26,163	6,807

Total partners’ capital	4,743,437	4,599,708

Total liabilities and partners’ capital	$12,149,992	$11,734,972

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per unit data)

	Years Ended December 31,
	2010	2009	2008
REVENUES:
Natural gas operations	$4,454,640	$4,115,806	$7,653,156
Retail propane	1,314,973	1,190,524	1,514,599
Other	115,214	110,965	126,113

Total revenues	5,884,827	5,417,295	9,293,868

COSTS AND EXPENSES:
Cost of products sold – natural gas operations	2,817,357	2,519,575	5,885,982
Cost of products sold – retail propane	752,926	574,854	1,014,068
Cost of products sold – other	29,658	27,627	38,030
Operating expenses	707,271	680,893	781,831
Depreciation and amortization	343,011	312,803	262,151
Selling, general and administrative	176,433	173,936	194,227

Total costs and expenses	4,826,656	4,289,688	8,176,289

OPERATING INCOME	1,058,171	1,127,607	1,117,579

OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(412,553)	(394,274)	(265,701)
Equity in earnings (losses) of affiliates	11,727	20,597	(165)
Losses on disposal of assets	(5,043)	(1,564)	(1,303)
Gains (losses) on non-hedged interest rate derivatives	4,616	39,239	(50,989)
Allowance for equity funds used during construction	28,942	10,557	63,976
Impairment of investment in affiliate	(52,620)	–	–
Other, net	(482)	2,157	9,306

INCOME BEFORE INCOME TAX EXPENSE	632,758	804,319	872,703
Income tax expense	15,536	12,777	6,680

NET INCOME	617,222	791,542	866,023

GENERAL PARTNER’S INTEREST IN NET INCOME	387,729	365,362	315,896

LIMITED PARTNERS’ INTEREST IN NET INCOME	$229,493	$426,180	$550,127

BASIC NET INCOME PER LIMITED PARTNER UNIT	$1.20	$2.53	$3.74

BASIC AVERAGE NUMBER OF UNITS OUTSTANDING	188,077,143	167,337,192	146,871,261

DILUTED NET INCOME PER LIMITED PARTNER UNIT	$1.19	$2.53	$3.74

DILUTED AVERAGE NUMBER OF UNITS OUTSTANDING	188,717,396	167,768,981	147,090,608

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2010	2009	2008
Net income	$617,222	$791,542	$866,023

Other comprehensive income (loss), net of tax:
Reclassification to earnings of gains and losses on derivative instruments accounted for as cash flow hedges	(35,852)	(10,211)	(34,901)
Change in value of derivative instruments accounted for as cash flow hedges	59,231	3,182	17,326
Change in value of available-for-sale securities	(4,023)	10,923	(6,418)

	19,356	3,894	(23,993)

Comprehensive income	$636,578	$795,436	$842,030

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(Dollars in thousands)

	General Partner	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income	Total
Balance, December 31, 2007	$160,193	$3,192,092	$26,906	$3,379,191
Distributions to partners	(322,923)	(556,295)	–	(879,218)
Issuance of units in acquisitions	–	2,228	–	2,228
Units issued for cash	–	373,059	–	373,059
Capital contribution from General Partner	7,968	–	–	7,968
Non-cash unit-based compensation expense, net of units tendered by employees for tax withholdings	–	19,968	–	19,968
Non-cash executive compensation	25	1,225	–	1,250
Other, net	–	(3,407)	–	(3,407)
Other comprehensive loss, net of tax	–	–	(23,993)	(23,993)
Net income	315,896	550,127	–	866,023

Balance, December 31, 2008	161,159	3,578,997	2,913	3,743,069
Distributions to partners	(355,016)	(602,239)	–	(957,255)
Issuance of units in acquisitions	–	63,339	–	63,339
Units issued for cash	–	936,337	–	936,337
Capital contribution from General Partner	12,286	–	–	12,286
Contributions receivable from General Partner	(8,932)	–	–	(8,932)
Distributions on unvested unit awards	–	(2,673)	–	(2,673)
Non-cash unit-based compensation expense, net of units tendered by employees for tax withholdings	–	20,613	–	20,613
Non-cash executive compensation	25	1,225	–	1,250
Other, net	–	(3,762)	–	(3,762)
Other comprehensive income, net of tax	–	–	3,894	3,894
Net income	365,362	426,180	–	791,542

Balance, December 31, 2009	174,884	4,418,017	6,807	4,599,708
Redemption of units in connection with MEP Transaction (See Note 4)	(3,700)	(600,124)	–	(603,824)
Distributions to partners	(393,252)	(672,750)	–	(1,066,002)
Units issued for cash	–	1,152,228	–	1,152,228
Capital contribution from General Partner	8,932	–	–	8,932
Distributions on unvested unit awards	–	(4,460)	–	(4,460)
Non-cash unit-based compensation expense, net of units tendered by employees for tax withholdings	–	22,429	–	22,429
Non-cash executive compensation	25	1,225	–	1,250
Other, net	–	(3,402)	–	(3,402)
Other comprehensive income, net of tax	–	–	19,356	19,356
Net income	387,729	229,493	–	617,222

Balance, December 31, 2010	$174,618	$4,542,656	$26,163	$4,743,437

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$617,222	$791,542	$866,023
Reconciliation of net income to net cash provided by operating activities:
Impairment of investment in affiliate	52,620	–	–
Impairment of goodwill	–	–	11,359
Proceeds from termination of interest rate derivatives	26,495	–	–
Depreciation and amortization	343,011	312,803	262,151
Amortization of finance costs charged to interest	9,548	8,645	5,886
Non-cash unit-based compensation expense	27,180	24,032	23,481
Non-cash executive compensation expense	1,250	1,250	1,250
Losses on disposal of assets	5,043	1,564	1,303
Distributions on unvested awards	(4,460)	(2,673)	–
Distributions in excess of equity in earnings of affiliates, net	20,909	3,224	5,621
Other non-cash	(21,743)	7,171	(18,755)
Net change in operating assets and liabilities, net of effects of acquisitions (see Note 2)	125,208	(320,680)	99,826

Net cash provided by operating activities	1,202,283	826,878	1,258,145

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (paid for) received from acquisitions	(177,920)	30,367	(84,783)
Capital expenditures	(1,350,754)	(748,621)	(2,054,806)
Contributions in aid of construction costs	13,720	6,453	50,050
(Advances to) repayments from affiliates, net	(6,775)	(655,500)	54,534
Proceeds from the sale of assets	27,881	21,545	19,420

Net cash used in investing activities	(1,493,848)	(1,345,756)	(2,015,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	1,538,286	3,475,107	6,015,461
Principal payments on debt	(1,345,439)	(2,954,737)	(4,699,123)
Net proceeds from issuance of Limited Partner units	1,152,228	936,337	373,059
Capital contribution from General Partner	8,932	3,354	7,968
Distributions to partners	(1,066,002)	(957,255)	(879,218)
Redemption of units	(15,083)	–	–
Debt issuance costs	–	(7,647)	(25,272)

Net cash provided by financing activities	272,922	495,159	792,875

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,643)	(23,719)	35,435
CASH AND CASH EQUIVALENTS, beginning of period	68,183	91,902	56,467

CASH AND CASH EQUIVALENTS, end of period	$49,540	$68,183	$91,902

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Tabular dollar amounts, except per unit data, are in thousands)

1.	OPERATIONS AND ORGANIZATION:

The consolidated financial statements and notes thereto of Energy Transfer Partners, L.P., and its subsidiaries (“Energy Transfer Partners,” the “Partnership,” “we” or “ETP”) presented herein for the years ended December 31, 2010, 2009 and 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We consolidate all majority-owned subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation. Management has evaluated subsequent events through the date the financial statements were issued.

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

We are managed by our general partner, Energy Transfer Partners GP, L.P. (our “General Partner” or “ETP GP”), which is in turn managed by its general partner, Energy Transfer Partners, L.L.C. (“ETP LLC”). Energy Transfer Equity, L.P., a publicly traded master limited partnership (“ETE”), owns ETP LLC, the general partner of our General Partner. The consolidated financial statements of the Partnership presented herein include our operating subsidiaries described below.

Business Operations

In order to simplify the obligations of Energy Transfer Partners, under the laws of several jurisdictions in which we conduct business, our activities are primarily conducted through our operating subsidiaries (collectively the “Operating Companies”) as follows:

•

La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company (“ETC OLP”), a Texas limited partnership engaged in midstream and intrastate transportation and storage natural gas operations. ETC OLP owns and operates, through its subsidiaries, natural gas gathering systems, intrastate natural gas pipeline systems and gas processing plants and is engaged in the business of purchasing, gathering, transporting, processing, and marketing natural gas and NGLs in the states of Texas, Louisiana, New Mexico, Utah, Colorado and West Virginia. Our intrastate transportation and storage operations primarily focus on transporting natural gas in Texas through our Oasis pipeline, ET Fuel System, East Texas pipeline and HPL System. Our midstream operations focus on the gathering, compression, treating, conditioning and processing of natural gas, primarily on or through our Southeast Texas System and North Texas System, and marketing activities. We also own and operate natural gas gathering pipelines and conditioning facilities in the Piceance-Uinta Basin of Colorado and Utah.

•

Energy Transfer Interstate Holdings, LLC (“ET Interstate”), a Delaware limited liability company with revenues consisting primarily of fees earned from natural gas transportation services and operational gas sales. ET Interstate is the parent company of:

•

Transwestern Pipeline Company, LLC (“Transwestern”), a Delaware limited liability company engaged in interstate transportation of natural gas. Transwestern’s revenues consist primarily of fees earned from natural gas transportation services and operational gas sales.

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

We have the following reportable business segments: intrastate transportation and storage; interstate transportation; midstream; and retail propane and other retail propane related operations.

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

Some of the other significant estimates made by management include, but are not limited to, the timing of certain forecasted transactions that are hedged, the fair value of derivative instruments, useful lives for depreciation and amortization, purchase accounting allocations and subsequent realizability of intangible assets, fair value measurements used in the goodwill impairment test, market value of inventory, assets and liabilities resulting from the regulated ratemaking process, contingency reserves and environmental reserves. Actual results could differ from those estimates.

Revenue Recognition

Revenues for sales of natural gas, NGLs including propane, and propane appliances, parts and fittings are recognized at the later of the time of delivery of the product to the customer or the time of sale or installation. Revenues from service labor, transportation, treating, compression and gas processing are recognized upon completion of the service. Transportation capacity payments are recognized when earned in the period the capacity is made available. Tank rent is recognized ratably over the period it is earned.

Our intrastate transportation and storage and interstate transportation segments’ results are determined primarily by the amount of capacity our customers reserve as well as the actual volume of natural gas that flows through the transportation pipelines. Under transportation contracts, our customers are charged (i) a demand fee, which is a fixed fee for the reservation of an agreed amount of capacity on the transportation pipeline for a specified period of time and which obligates the customer to pay even if the customer does not transport natural gas on the respective pipeline, (ii) a transportation fee, which is based on the actual throughput of natural gas by the customer, (iii) fuel retention based on a percentage of gas transported on the pipeline, or (iv) a combination of the three, generally payable monthly. Excess fuel retained after consumption is typically valued at market prices.

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

In our natural gas compression business, revenue is recognized for compressor packages and technical service jobs using the completed contract method which recognizes revenue upon completion of the job. Costs incurred on a job are deducted at the time revenue is recognized.

Regulatory Accounting - Regulatory Assets and Liabilities

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

As a result of our acquisition of a natural gas compression equipment business in exchange for ETP Common Units, cash acquired in connection with acquisitions during 2009 exceeded the cash we paid during the period.

The net change in operating assets and liabilities (net of acquisitions) included in cash flows from operating activities is comprised as follows:

	Years Ended December 31,
	2010	2009	2008

Accounts receivable	$63,481	$28,431	$220,635
Accounts receivable from related companies	3,437	(29,042)	6,849
Inventories	14,639	(101,592)	96,145
Exchanges receivable	1,312	22,074	(7,888)
Other current assets	33,201	8,155	(57,041)
Intangibles and other assets	5,475	(1,517)	(15,930)
Accounts payable	(47,905)	(16,024)	(296,185)
Accounts payable to related companies	(11,594)	4,459	(13,957)
Exchanges payable	(3,752)	(35,433)	14,254
Accrued and other current liabilities	41,135	(93,399)	75,329
Other non-current liabilities	(203)	1,401	1,741
Price risk management assets and liabilities, net	25,982	(108,193)	75,874

Net change in operating assets and liabilities, net of effects of acquisitions	$125,208	$(320,680)	$99,826

Non-cash investing and financing activities and supplemental cash flow information are as follows:

	Years Ended December 31,
	2010	2009	2008
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$88,441	$46,134	$153,230

Marketable securities received in exchange for accounts receivable	$–	$–	$10,816

Transfer of MEP joint venture interest in exchange for redemption of Common Units	$588,741	$–	$–

NON-CASH FINANCING ACTIVITIES:
Long-term debt assumed and non-compete agreement notes payable issued in acquisitions	$2,741	$26,237	$5,077

Issuance of common units in connection with certain acquisitions	$–	$63,339	$2,228

Capital contributions receivable from General Partner	$–	$8,932	$–

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest, net of interest capitalized	$430,761	$367,924	$237,620

Cash paid for income taxes	$8,606	$15,447	$4,674

Marketable Securities

Marketable securities are classified as available-for-sale securities and are reflected as current assets on the consolidated balance sheets at fair value.

Accounts Receivable

Our midstream and intrastate transportation and storage operations deal with counterparties that are typically either investment grade or are otherwise secured with a letter of credit or other form of security (corporate guaranty prepayment or master setoff agreement). Management reviews midstream and intrastate transportation and storage accounts receivable balances bi-weekly. Credit limits are assigned and monitored for all counterparties of the midstream and intrastate transportation and storage operations. Bad debt expense related to these receivables is recognized at the time an account is deemed uncollectible. As of December 31, 2010 and 2009 an allowance for doubtful accounts for the midstream and intrastate transportation and storage segments was not deemed necessary.

Our interstate transportation operations have a concentration of customers in the electric and gas utility industries as well as natural gas producers. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions. From time to time, specifically identified customers having perceived credit risk are required to provide prepayments or other forms of collateral. Management believes that the portfolio of receivables, which includes regulated electric utilities, regulated local distribution companies and municipalities, is subject to minimal credit risk. Our interstate transportation operations establish an allowance for doubtful accounts on trade receivables based on the expected ultimate recovery of these receivables and consider many factors including historical customer collection experience, general and specific economic trends and known specific issues related to individual customers, sectors and transactions that might impact collectability.

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

Inventories consisted of the following:

	December 31,
	2010	2009

Natural gas and NGLs, excluding propane	$168,378	$157,103
Propane	76,341	66,686
Appliances, parts and fittings and other	117,339	166,165

Total inventories	$362,058	$389,954

We utilize commodity derivatives to manage price volatility associated with our natural gas inventory. In April 2009, we began designating certain of these derivatives as fair value hedges for accounting purposes. Subsequent to the designation of those fair value hedging relationships, changes in fair value of the designated hedged inventory have been recorded in inventory on our consolidated balance sheet and cost of products sold in our consolidated statements of operations.

During 2009, we recorded lower of cost or market adjustments of $54.0 million and fair value adjustments related to our application of fair value hedging of $66.1 million.

Exchanges

Exchanges consist of natural gas and NGL delivery imbalances (over and under deliveries) with others. These amounts, which are valued at market prices or weighted average market prices pursuant to contractual imbalance agreements, turn over monthly and are recorded as exchanges receivable or exchanges payable on our consolidated balance sheets. These imbalances are generally settled by deliveries of natural gas or NGLs, but may be settled in cash, depending on contractual terms.

Other Current Assets

Other current assets consisted of the following:

	December 31,
	2010	2009
Deposits paid to vendors	$52,192	$79,694
Prepaid and other	63,077	68,679

Total other current assets	$115,269	$148,373

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful or Federal Energy Regulatory Commission (“FERC”) mandated lives of the assets. Expenditures for maintenance and repairs that do not add capacity or extend the useful life are expensed as incurred. Expenditures to refurbish assets that either extend the useful lives of the asset or prevent environmental contamination are capitalized and depreciated over the remaining useful life of the asset. Additionally, we capitalize certain costs directly related to the installation of company-owned propane tanks and construction of assets including internal labor costs, interest and engineering costs. Upon disposition or retirement of pipeline components or natural gas plant components, any gain or loss is recorded to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any gain or loss is included in our consolidated statements of operations.

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

Components and useful lives of property, plant and equipment were as follows:

	December 31,
	2010	2009

Land and improvements	$102,353	$87,224
Buildings and improvements (10 to 40 years)	189,210	156,676
Pipelines and equipment (10 to 83 years)	7,897,828	6,933,189
Natural gas storage (40 years)	100,909	100,746
Bulk storage, equipment and facilities (3 to 83 years)	736,520	591,908
Tanks and other equipment (10 to 30 years)	623,126	602,915
Vehicles (3 to 20 years)	197,323	176,946
Right of way (20 to 83 years)	612,374	509,173
Furniture and fixtures (3 to 10 years)	40,447	32,810
Linepack	54,156	53,404
Pad gas	57,907	47,363
Other (5 to 10 years)	136,775	117,896

	10,748,928	9,410,250
Less – Accumulated depreciation	(1,286,099)	(979,158)

	9,462,829	8,431,092
Plus – Construction work-in-process	338,540	239,155

Property, plant and equipment, net	$9,801,369	$8,670,247

We recognized the following amounts of depreciation expense for the periods presented:

	Years Ended December 31,
	2010	2009	2008

Depreciation expense	$322,406	$291,908	$244,689

Capitalized interest, excluding AFUDC	$2,646	$11,791	$21,595

Advances to and Investment in Affiliates

We own interests in a number of related businesses that are accounted for using the equity method. In general, we use the equity method of accounting for an investment in which we have a 20% to 50% ownership and exercise significant influence over, but do not control the investee’s operating and financial policies.

We account for our investment in Fayetteville Express Pipeline LLC (“FEP”) using the equity method. See Note 4 for a discussion of this joint venture.

Goodwill

Goodwill is tested for impairment annually or more frequently if circumstances indicate that goodwill might be impaired. Our annual impairment test is performed as of August 31 for subsidiaries in our intrastate transportation and storage, midstream and retail propane segments and as of December 31 for subsidiaries in our interstate segment and all others. No goodwill impairments were recorded for the periods presented in these consolidated financial statements.

Changes in the carrying amount of goodwill were as follows:

	Intrastate Transportation and Storage	Interstate Transportation	Midstream	Retail Propane	All Other	Total

Balance, December 31, 2008	$10,327	$98,613	$22,150	$612,604	$–	$743,694
Purchase accounting adjustments	–	–	–	(8,662)	–	(8,662)
Goodwill acquired	–	–	–	33	10,440	10,473

Balance, December 31, 2009	10,327	98,613	22,150	603,975	10,440	745,505
Goodwill acquired	–	–	27,329	9,131	–	36,460
Other	–	–	23	–	(755)	(732)

Balance, December 31, 2010	$10,327	$98,613	$49,502	$613,106	$9,685	$781,233

Goodwill is recorded at the acquisition date based on a preliminary purchase price allocation and generally may be adjusted when the purchase price allocation is finalized. A net increase in goodwill of $35.7 million was recorded during the year ended December 31, 2010, primarily due to $27.3 million from the acquisition of the natural gas gathering company referenced in Note 3. This additional goodwill is expected to be deductible for tax purposes.

Intangibles and Other Assets

Intangibles and other assets are stated at cost, net of amortization computed on the straight-line method. We eliminate from our balance sheet the gross carrying amount and the related accumulated amortization for any fully amortized intangibles in the year they are fully amortized. Components and useful lives of intangibles and other assets were as follows:

	December 31, 2010		December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships, contracts and agreements (3 to 46 years)	$251,418	$(74,910)	$176,858	$(58,761)
Noncompete agreements (3 to 15 years)	21,165	(11,888)	24,139	(12,415)
Patents (9 years)	750	(118)	750	(35)
Other (10 to 15 years)	1,320	(492)	478	(397)

Total amortizable intangible assets	274,653	(87,408)	202,225	(71,608)

Non-amortizable intangible assets –
Trademarks	77,445	–	75,825	–

Total intangible assets	352,098	(87,408)	278,050	(71,608)

Other assets:
Financing costs (3 to 30 years)	67,795	(32,528)	68,597	(24,774)
Regulatory assets	107,384	(14,445)	101,879	(9,501)
Other	30,400	–	41,316	–

Total intangibles and other assets	$557,677	$(134,381)	$489,842	$(105,883)

Related to the acquisition discussed in Note 3, we recorded customer contracts of $68.2 million with useful lives of 46 years during the year ended December 31, 2010.

Aggregate amortization expense of intangibles and other assets was as follows:

	Years Ended December 31,
	2010	2009	2008

Reported in depreciation and amortization	$20,606	$20,895	$17,462

Reported in interest expense	$8,616	$8,188	$6,008

Estimated aggregate amortization expense for the next five years is as follows:

Years Ending December 31:
2011	$27,401
2012	23,813
2013	18,379
2014	17,369
2015	15,042

We review amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of amortizable intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value. We review non-amortizable intangible assets for impairment annually, or more frequently if circumstances dictate. Our annual impairment test is performed as of August 31 for subsidiaries in our intrastate transportation and storage, midstream and retail propane segments and as of December 31 for subsidiaries in our interstate segment and all others. No impairment of intangible assets was required during the periods presented in these consolidated financial statements.

Asset Retirement Obligation

We have determined that we are obligated by contractual or regulatory requirements to remove facilities or perform other remediation upon retirement of certain assets. Determination of the amounts to be recognized is based upon numerous estimates and assumptions, including expected settlement dates, future retirement costs, future inflation rates and the credit-adjusted risk-free interest rates. However, management was not able to reasonably measure the fair value of the asset retirement obligations as of December 31, 2010 or 2009 because the settlement dates were indeterminable. We will record an asset retirement obligation in the periods in which management can reasonably determine the settlement dates.

Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	December 31,
	2010	2009
Interest payable	$135,867	$136,222
Customer advances and deposits	86,191	88,430
Accrued capital expenditures	87,260	46,134
Accrued wages and benefits	61,587	25,202
Taxes other than income taxes	27,067	23,294
Income taxes payable	7,390	3,401
Deferred income taxes	365	–
Other	56,833	42,485

Total accrued and other current liabilities	$462,560	$365,168

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

Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our debt obligations as of December 31, 2010 was $7.21 billion and $6.44 billion, respectively. As of December 31, 2009, the aggregate fair value and carrying amount of our debt obligations was $6.75 billion and $6.22 billion, respectively.

We have marketable securities, commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider over-the-counter (“OTC”) commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 since we use a LIBOR curve based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements and discount the future cash flows accordingly, including the effects of our credit risk. Level 3 inputs are unobservable. We currently do not have any fair value measurements that are considered Level 3 valuations.

The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2010 and 2009 based on inputs used to derive their fair values:

	Fair Value Total	Fair Value Measurements at December 31, 2010 Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Observable Inputs (Level 2)
Assets:
Marketable securities	$2,032	$2,032	$–
Interest rate derivatives	20,790	–	20,790
Commodity derivatives:
Natural Gas:
Fixed Swaps/Futures	649	649	–
Options – Puts	26,234	–	26,234
Propane – Forwards/Swaps	6,864	–	6,864

Total commodity derivatives	33,747	649	33,098

Total Assets	$56,569	$2,681	$53,888

Liabilities:
Interest rate derivatives	$(18,338)	$–	$(18,338)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(1,617)	(1,617)	–
Swing Swaps IFERC	(2,086)	(1,958)	(128)
Options – Calls	(2,569)	–	(2,569)

Total commodity derivatives	(6,272)	(3,575)	(2,697)

Total Liabilities	$(24,610)	$(3,575)	$(21,035)

	Fair Value Total	Fair Value Measurements at December 31, 2009 Using
		Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Observable Inputs (Level 2)
Assets:
Marketable securities	$6,055	$6,055	$–
Commodity derivatives	32,479	20,090	12,389

Liabilities:
Commodity derivatives	(8,016)	(7,574)	(442)

Total	$30,518	$18,571	$11,947

In conjunction with the MEP Transaction (described in Note 4), we adjusted the investment in MEP to fair value based on the present value of the expected future cash flows (Level 3), resulting in a nonrecurring fair value adjustment of $52.6 million. Substantially all of our investment in MEP was transferred to ETE. See Note 4.

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

Shipping and Handling Costs

Shipping and handling costs related to fuel sold are included in cost of products sold. Shipping and handling costs related to fuel consumed for compression and treating are included in operating expenses and are as follows:

	Years Ended December 31,
	2010	2009	2008

Shipping and handling costs – recorded in operating expenses	$43,321	$55,872	$112,035

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

Income Taxes

Energy Transfer Partners, L.P. is a limited partnership. As a result, our earnings or losses, to the extent not included in a taxable subsidiary, for federal and state income tax purposes are included in the tax returns of the individual partners. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Unitholders as a result of differences between the tax basis and financial reporting basis of assets and liabilities, in addition to the allocation requirements related to taxable income under our Second Amended and Restated Agreement of Limited Partnership (the “Partnership Agreement”).

As a limited partnership, we are generally not subject to income tax. We are, however, subject to a statutory requirement that our non-qualifying income (including income such as derivative gains from trading activities, service income, tank rentals and others) cannot exceed 10% of our total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of our non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. Accordingly, certain activities that generate non-qualifying income are conducted through taxable corporate subsidiaries (“C corporations”). These C corporations are subject to federal and state income tax and pay the income taxes related to the results of their operations. For the years ended December 31, 2010, 2009 and 2008, our non-qualifying income did not exceed the statutory limit.

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

The effective tax rate differs from the statutory rate due primarily to Partnership earnings that are generally not subject to federal and state income taxes at the Partnership level.

The components of the federal and state income tax expense (benefit) of our taxable subsidiaries are summarized as follows:

	Years Ended December 31,
	2010	2009	2008
Current expense (benefit):
Federal	$507	$(8,851)	$(180)
State	8,591	9,662	12,216

Total	9,098	811	12,036

Deferred expense (benefit):
Federal	6,325	11,541	(5,634)
State	113	425	278

Total	6,438	11,966	(5,356)

Total income tax expense	$15,536	$12,777	$6,680

As of December 31, 2010 and 2009, we had deferred income tax liabilities of $119.2 million and $113.0 million, respectively, recorded in other non-current liabilities in our consolidated balance sheets. Substantially all of our deferred tax liability relates to property, plant and equipment, including $49.2 million and $45.2 million as of December 31, 2010 and 2009, respectively, and basis differences associated with our Class E Units of $70.2 million and $67.5 million as of December 31, 2010 and 2009, respectively. As of December 31, 2010 we had deferred income tax liabilities of $0.4 million recorded in accrued and other liabilities in our consolidated balance sheet.

Accounting for Derivative Instruments and Hedging Activities

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

We manage a portion of our interest rate exposures by utilizing interest rate swaps and similar instruments. Certain of our interest rate derivatives are accounted for as either cash flow hedges or fair value hedges. For interest rate derivatives accounted for as either cash flow or fair value hedges, we report realized gains and losses and ineffectiveness portions of those hedges in interest expense. For interest rate derivatives not designated as hedges for accounting purposes, we report realized and unrealized gains and losses on those derivatives in “Gains (losses) on non-hedged interest rate derivatives” in the consolidated statements of operations. See Note 10 for additional information related to interest rate derivatives.

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

3.	ACQUISITIONS:

2010

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

In August 2009, we acquired Energy Transfer Group, L.L.C. (“ETG”), as described in Note 12. In connection with this transaction, we assumed liabilities of $33.5 million and recorded goodwill of $1.7 million.

2008

During the year ended December 31, 2008, HOLP and Titan collectively acquired substantially all of the assets of 20 propane businesses. The aggregate purchase price for these acquisitions totaled $96.4 million, which included $76.2 million of cash paid, net of cash acquired, liabilities assumed of $8.2 million, 53,893 Common Units issued valued at $2.2 million and debt forgiveness of $9.8 million. The cash paid for acquisitions was financed primarily with ETP’s and HOLP’s revolving credit facilities. We recorded $15.3 million of goodwill in connection with these acquisitions.

4.	INVESTMENTS IN AFFILIATES:

Midcontinent Express Pipeline LLC

On May 26, 2010, we completed the transfer of the membership interests in ETC Midcontinent Express Pipeline III, L.L.C. (“ETC MEP III”) to ETE pursuant to the Redemption and Exchange Agreement between us and ETE, dated as of May 10, 2010 (the “MEP Transaction”). ETC MEP III owns a 49.9% membership interest in Midcontinent Express Pipeline LLC (“MEP”), our joint venture with Kinder Morgan Energy Partners, L.P. (“KMP”) that owns and operates the Midcontinent Express pipeline. In exchange for the membership interests in ETC MEP III, we redeemed 12,273,830 ETP Common Units that were previously owned by ETE. We also paid $23.3 million to ETE upon closing of the MEP Transaction for adjustments related to capital expenditures and working capital changes of MEP. Subsequent to September 30, 2010, we received a cash closing adjustment of $8.2 million from ETE. We also granted ETE an option that cannot be exercised until May 27, 2011, to acquire the membership interests in ETC Midcontinent Express Pipeline II, L.L.C. (“ETC MEP II”). ETC MEP II owns a 0.1% membership interest in MEP. In conjunction with this transfer of our interest in ETC MEP III, we recorded a non-cash charge of approximately $52.6 million during 2010 to reduce the carrying value of ETC MEP III’s investment in MEP to its estimated fair value.

As part of the MEP Transaction, on May 26, 2010, ETE completed the contribution of the membership interests in ETC MEP III and the assignment of its rights under the option to acquire the membership interests in ETC MEP II to a subsidiary of Regency Energy Partners LP (“Regency”) in exchange for 26,266,791 Regency common units. In addition, ETE acquired all of the equity interest in the general partner entities of Regency from an affiliate of GE Energy Financial Services, Inc.

Fayetteville Express Pipeline LLC

We are party to an agreement with KMP for a 50/50 joint development of the Fayetteville Express pipeline, an approximately 185-mile natural gas pipeline that originates in Conway County, Arkansas, continues eastward through White County, Arkansas and terminates at an interconnect with Trunkline Gas Company in Panola County, Mississippi. In December 2009, FEP, the entity formed to construct, own and operate this pipeline, received FERC approval of its application for authority to construct and operate this pipeline. We are the operator of the pipeline, which has an initial capacity of 2.0 Bcf/d. As of December 31, 2010, FEP has secured binding commitments for a minimum of 10 years for transportation of approximately 1.85 Bcf/d. The new pipeline will interconnect with Natural Gas Pipeline Company of America (“NGPL”) in White County, Arkansas, Texas Gas Transmission in Coahoma County, Mississippi and ANR Pipeline Company in Quitman County, Mississippi. NGPL is operated and partially owned by Kinder Morgan, Inc. Kinder Morgan, Inc. owns the general partner of KMP.

Summarized Financial Information

The following tables present aggregated selected balance sheet and income statement data for our unconsolidated affiliates, MEP and FEP (on a 100% basis) for all periods presented:

	December 31,
	2010	2009

Current assets	$53,661	$33,794
Property, plant and equipment, net	3,163,504	2,576,031
Other assets	12,493	19,658

Total assets	$3,229,658	$2,629,483

Current liabilities	$77,050	$105,951
Non-current liabilities	1,739,686	1,198,882
Equity	1,412,922	1,324,650

Total liabilities and equity	$3,229,658	$2,629,483

	Years Ended December 31,
	2010	2009	2008

Revenue	$229,749	$98,593	$–
Operating income	114,455	47,818	–
Net income	60,173	36,555	1,057

5.	NET INCOME PER LIMITED PARTNER UNIT:

A reconciliation of net income and weighted average units used in computing basic and diluted net income per unit is as follows:

	Years Ended December 31,
	2010	2009	2008

Net income	$617,222	$791,542	$866,023
General Partner’s interest in net income	387,729	365,362	315,896

Limited Partners’ interest in net income	229,493	426,180	550,127
Additional earnings allocated from General Partner	771	468	–
Distributions on employee unit awards, net of allocation to General Partner	(4,946)	(2,760)	(153)

Net income available to Limited Partners	$225,318	$423,888	$549,974

Weighted average Limited Partner units – basic	188,077,143	167,337,192	146,871,261

Basic net income per Limited Partner unit	$1.20	$2.53	$3.74

Weighted average Limited Partner units	188,077,143	167,337,192	146,871,261
Dilutive effect of unvested unit awards	640,253	431,789	219,347

Weighted average Limited Partner units, assuming dilutive effect of unvested unit awards	188,717,396	167,768,981	147,090,608

Diluted net income per Limited Partner unit	$1.19	$2.53	$3.74

6.	DEBT OBLIGATIONS:

Our debt obligations consist of the following:

	December 31,
	2010	2009
ETP Senior Notes:
5.65% Senior Notes due August 1, 2012	$400,000	$400,000
6.0% Senior Notes due July 1, 2013	350,000	350,000
8.5% Senior Notes due April 15, 2014	350,000	350,000
5.95% Senior Notes due February 1, 2015	750,000	750,000
6.125% Senior Notes due February 15, 2017	400,000	400,000
6.7% Senior Notes due July 1, 2018	600,000	600,000
9.7% Senior Notes due March 15, 2019	600,000	600,000
9.0% Senior Notes due April 15, 2019	650,000	650,000
6.625% Senior Notes due October 15, 2036	400,000	400,000
7.5% Senior Notes due July 1, 2038	550,000	550,000
Transwestern Senior Unsecured Notes:
5.39% Senior Unsecured Notes due November 17, 2014	88,000	88,000
5.54% Senior Unsecured Notes due November 17, 2016	125,000	125,000
5.64% Senior Unsecured Notes due May 24, 2017	82,000	82,000
5.36% Senior Unsecured Notes due December 9, 2020	175,000	175,000
5.89% Senior Unsecured Notes due May 24, 2022	150,000	150,000
5.66% Senior Unsecured Notes due December 9, 2024	175,000	175,000
6.16% Senior Unsecured Notes due May 24, 2037	75,000	75,000
HOLP Senior Secured Notes:
Senior Secured Notes with interest rates ranging from 7.26% to 8.87%	103,127	140,512
Revolving Credit Facilities:
ETP Revolving Credit Facility	402,327	150,000
HOLP Revolving Credit Facility	–	10,000
Other long-term debt	9,541	10,122
Unamortized discounts	(12,074)	(12,829)
Fair value adjustments related to interest rate swaps	17,260	–

	6,440,181	6,217,805
Current maturities	(35,265)	(40,887)

	$6,404,916	$6,176,918

Future maturities of long-term debt, excluding $5.2 million in unamortized discounts and fair value adjustments related to interest rate swaps, for each of the next five years and thereafter are as follows:

2011	$35,265
2012	825,705
2013	373,051
2014	444,108
2015	755,931
Thereafter	4,000,935

Total	$6,434,995

ETP Senior Notes

The ETP Senior Notes were registered under the Securities Act of 1933 (as amended). The Partnership may redeem some or all of the ETP Senior Notes at any time, or from time to time, pursuant to the terms of the indenture and related indenture supplements related to the ETP Senior Notes. The balance is payable upon maturity. Interest on the ETP Senior Notes is paid semi-annually. The 9.7% ETP Senior Notes contain a put option on March 15, 2012.

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

Transwestern Senior Unsecured Notes

The Transwestern notes are payable at any time in whole or pro rata in part, subject to a premium or upon a change of control event or an event of default, as defined. The balance is payable upon maturity. Interest is paid semi-annually.

HOLP Senior Secured Notes

All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of HOLP and its subsidiaries secure the HOLP Senior Secured Notes. Interest is paid quarterly or semiannually and principal payments are made in annual installments through 2020 except for a one time payment of $16.0 million due in 2013.

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

As of December 31, 2010, we had $402.3 million outstanding under the ETP Credit Facility and, taking into account letters of credit of approximately $25.5 million, $1.57 billion available for future borrowings. The weighted average interest rate on the total amount outstanding as of December 31, 2010 was 0.84%.

HOLP Credit Facility

HOLP previously had a $75.0 million Senior Revolving Facility (the “HOLP Credit Facility”) available through June 30, 2011. As of December 31, 2010, the HOLP Credit Facility had no outstanding balance in revolving credit loans and outstanding letters of credit of $0.5 million. The amount available for borrowing as of December 31, 2010 was $74.5 million. The HOLP Credit Facility was terminated in February 2011, and HOLP will meet its future liquidity needs through intercompany loans from ETP.

Covenants Related to Our Credit Agreements

The agreements related to the ETP Senior Notes contain restrictive covenants customary for an issuer with an investment-grade rating from the rating agencies, which covenants include limitations on liens and a restriction on sale-leaseback transactions.

The credit agreement relating to the ETP Credit Facility contains covenants that limit (subject to certain exceptions) the Partnership’s and certain of the Partnership’s subsidiaries’ ability to, among other things:

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

The credit agreement related to the ETP Credit Facility also contains a financial covenant that provides that on each date we make a distribution, the Leverage Ratio, as defined in the ETP Credit Facility, shall not exceed 5.0 to 1, with a permitted increase to 5.5 to 1 during a specified acquisition period, as defined in the ETP Credit Facility. This financial covenant could therefore restrict our ability to make cash distributions to our Unitholders, our General Partner and the holder of our IDRs.

The agreements related to the HOLP Senior Secured Notes contain customary restrictive covenants, including the maintenance of financial covenants and limitations on substantial disposition of assets, changes in ownership, the level of additional indebtedness and creation of liens.

The agreements related to the Transwestern senior unsecured notes contain certain restrictions that, among other things, limit the incurrence of additional debt, the sale of assets and the payment of dividends and specify a maximum debt to capitalization ratio.

Failure to comply with the various restrictive and affirmative covenants of our revolving credit facilities and the note agreements related to the HOLP Notes could require us to pay debt balances prior to scheduled maturity and could negatively impact the Operating Companies’ ability to incur additional debt and/or our ability to pay distributions.

We were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of December 31, 2010.

7.	PARTNERS’ CAPITAL:

Limited Partner Units

Limited Partner interests are represented by Common and Class E Units that entitle the holders thereof to the rights and privileges specified in the Partnership Agreement. As of December 31, 2010, there were issued and outstanding 193,212,590 Common Units representing an aggregate 98.2% Limited Partner interest in us. There are also 8,853,832 Class E Units outstanding that are reported as treasury units, which units are entitled to receive distributions in accordance with their terms.

No person is entitled to preemptive rights in respect of issuances of equity securities by us, except that ETP GP has the right, in connection with the issuance of any equity security by us, to purchase equity securities on the same terms as equity securities are issued to third parties sufficient to enable ETP GP and its affiliates to maintain the aggregate percentage equity interest in us as ETP GP and its affiliates owned immediately prior to such issuance.

IDRs represent the contractual right to receive an increasing percentage of quarterly distributions of Available Cash (as defined in our Partnership Agreement) from operating surplus after the minimum quarterly distribution has been paid. Please read “Quarterly Distributions of Available Cash” below. ETP GP owns all of the IDRs.

Common Units

The change in Common Units was as follows:

	Years Ended December 31,
	2010	2009	2008

Number of Common Units, beginning of period	179,274,747	152,102,471	142,069,957
Common Units issued in connection with public offerings	20,700,000	23,575,000	9,662,500
Common Units issued in connection with certain acquisitions	–	1,450,076	53,893
Common Units issued in connection with the equity distribution program	5,194,287	1,891,691	–
Issuance of Common Units under equity incentive plans	317,386	255,509	316,121
Redemption of Common Units in connection with MEP Transaction (See Note 4)	(12,273,830)	–	–

Number of Common Units, end of period	193,212,590	179,274,747	152,102,471

Our Common Units are registered under the Securities Exchange Act of 1934 (as amended) and are listed for trading on the NYSE. Each holder of a Common Unit is entitled to one vote per unit on all matters presented to the Limited Partners for a vote. In addition, if at any time any person or group (other than our General Partner and its affiliates) owns beneficially 20% or more of all Common Units, any Common Units owned by that person or group may not be voted on any matter and are not considered to be outstanding when sending notices of a meeting of Unitholders (unless otherwise required by law), calculating required votes, determining the presence of a quorum or for other similar purposes under the Partnership Agreement. The Common Units are entitled to distributions of Available Cash as described below under “Quarterly Distributions of Available Cash.”

Public Offerings

The following table summarizes our public offerings of Common Units, all of which have been registered under the Securities Act of 1933 (as amended):

Date	Number of Common Units (1)	Price per Unit	Net Proceeds	Use of Proceeds
July 2008	8,912,500	$39.45	$337,531	(2)
January 2009	6,900,000	34.05	225,354	(2)
April 2009	9,775,000	37.55	352,369	(3)
October 2009	6,900,000	41.27	275,979	(2)
January 2010	9,775,000	44.72	423,551	(2)(3)
August 2010	10,925,000	46.22	489,418	(2)(3)

(1)	Number of Common Units includes the exercise of the overallotment options by the underwriters.

(2)	Proceeds were used to repay amounts outstanding under the ETP Credit Facility.

(3)	Proceeds were used to fund capital expenditures and capital contributions to joint ventures, as well as for general partnership purposes.

Equity Distribution Program

In December 2010, we entered into an Equity Distribution Agreement with Credit Suisse Securities (USA) LLC (“Credit Suisse”). According to the provisions of this agreement, we may offer and sell from time to time through Credit Suisse, as our sales agent, Common Units having an aggregate offering price of up to $200.0 million. Sales of the units will be made by means of ordinary brokers’ transactions on the NYSE at market prices, in block transactions or as otherwise agreed between us and Credit Suisse. Under the terms of this agreement, we may also sell Common Units to Credit Suisse as principal for its own account at a price agreed upon at the time of sale. Any sale of Common Units to Credit Suisse as principal would be pursuant to the terms of a separate agreement between us and Credit Suisse.

Previously, we had an Equity Distribution Agreement with UBS Securities LLC (“UBS”), which was similar to our existing agreement with Credit Suisse, as described above, and allowed for sales of up to $300.0 million.

The following table summarizes our Common Unit issuances under our Equity Distribution Agreements, the net proceeds from which were used to repay amounts outstanding under our revolving credit facility:

Agreement	Year Ended December 31, 2010		Year Ended December 31, 2009
	Number of Common Units Issued	Net Proceeds	Number of Common Units Issued	Net Proceeds

UBS	4,638,687	$214,267	1,891,691	$81,456

Credit Suisse	555,600	25,051	–	–

	5,194,287	$239,318	1,891,691	$81,456

Approximately $168.1 million of our Common Units remain available to be issued under the agreement based on trades initiated through December 31, 2010.

Equity Incentive Plan Activity

As discussed in Note 8, we issue Common Units to employees and directors upon vesting of awards granted under our equity incentive plans. Upon vesting, participants in the equity incentive plans may elect to have a portion of the Common Units to which they are entitled withheld by the Partnership to satisfy tax-withholding obligations.

Class E Units

There are 8,853,832 Class E Units outstanding that are reported as treasury units. These Class E Units are entitled to aggregate cash distributions equal to 11.1% of the total amount of cash distributed to all Unitholders, including the Class E Unitholders, up to $1.41 per unit per year, with any excess thereof available for distribution to Unitholders other than the holders of Class E Units in proportion to their respective interests. The Class E Units are treated as treasury stock for accounting purposes because they are owned by our wholly-owned subsidiary, Heritage Holdings, Inc. Although no plans are currently in place, management may evaluate whether to retire some or all of the Class E Units at a future date.

Quarterly Distributions of Available Cash

The Partnership Agreement requires that we distribute all of our Available Cash to our Unitholders and our General Partner within forty-five days following the end of each fiscal quarter, subject to the payment of incentive distributions to the holders of IDRs to the extent that certain target levels of cash distributions are achieved. The term Available Cash generally means, with respect to any of our fiscal quarters, all cash on hand at the end of such quarter, plus working capital borrowings after the end of the quarter, less reserves established by the General Partner in its sole discretion to provide for the proper conduct of our business, to comply with applicable laws or any debt instrument or other agreement, or to provide funds for future distributions to partners with respect to any one or more of the next four quarters. Available Cash is more fully defined in our Partnership Agreement.

Our distributions of Available Cash from operating surplus, excluding incentive distributions, to our General Partner and Limited Partner interests are based on their respective interests as of the distribution record date. Incentive distributions allocated to our General Partner are determined based on the amount by which quarterly distribution to common Unitholders exceed certain specified target levels, as set forth in our partnership agreement.

Distributions declared during the periods presented below are summarized as follows:

Quarter Ended	Record Date		Payment Date	Rate

September 30, 2010	November 8, 2010		November 15, 2010	$0.89375
June 30, 2010	August 9, 2010		August 16, 2010	0.89375
March 31, 2010	May 7, 2010		May 17, 2010	0.89375
December 31, 2009	February 8, 2010		February 15, 2010	0.89375

September 30, 2009	November 9, 2009		November 16, 2009	$0.89375
June 30, 2009	August 7, 2009		August 14, 2009	0.89375
March 31, 2009	May 8, 2009		May 15, 2009	0.89375
December 31, 2008	February 6, 2009		February 13, 2009	0.89375

September 30, 2008	November 10, 2008		November 14, 2008	$0.89375
June 30, 2008	August 7, 2008		August 14, 2008	0.89375
March 31, 2008	May 5, 2008		May 15, 2008	0.86875
December 31, 2007	February 1, 2008	(1)	February 14, 2008	1.12500

(1)	One-time four month distribution related to the conversion to a calendar year end from the previous August 31 fiscal year end.

On January 27, 2011, we declared a cash distribution for the three months ended December 31, 2010 of $0.89375 per Common Unit. We paid this distribution on February 14, 2011 to Unitholders of record at the close of business on February 7, 2011.

The total amounts of distributions declared during the years ended December 31, 2010, 2009 and 2008 were as follows (all from Available Cash from our operating surplus and are shown in the period with respect to which they relate):

	Years Ended December 31,
	2010	2009	2008
Limited Partners:
Common Units	$676,798	$629,263	$537,731
Class E Units	12,484	12,484	12,484

General Partner interest	19,524	19,505	17,322
Incentive Distribution Rights	375,979	350,486	298,575

	$1,084,785	$1,011,738	$866,112

Accumulated Other Comprehensive Income

The following table presents the components of AOCI, net of tax:

	December 31,
	2010	2009
Net gains on commodity related hedges	$25,245	$1,991
Net losses on interest rate hedges	–	(125)
Unrealized gains on available-for-sale securities	918	4,941

Total AOCI, net of tax	$26,163	$6,807

8.	UNIT-BASED COMPENSATION PLANS:

We have issued equity incentive plans for employees, officers and directors, which provide for various types of awards, including options to purchase ETP Common Units, restricted units, phantom units, Common Units, distribution equivalent rights (“DERs”), Common Unit appreciation rights, and other unit-based awards. As of December 31, 2010, an aggregate total of 3,657,136 ETP Common Units remain available to be awarded under our equity incentive plans.

Unit Grants

We have granted restricted unit awards to employees that vest over a specified time period, typically a five-year period at 20% per year, with vesting based on continued employment as of each applicable vesting date. Upon vesting, ETP Common Units are issued. These unit awards entitle the recipients of the unit awards to receive, with respect to each Common Unit subject to such award that has not either vested or been forfeited, a cash payment equal to each cash distribution per Common Unit made by us on our Common Units promptly following each such distribution by us to our Unitholders. We refer to these rights as “distribution equivalent rights.”

Under our equity incentive plans, our non-employee directors each receive grants that vest ratably over three years and do not entitle the holders to receive distributions during the vesting period.

Award Activity

The following table shows the activity of the awards granted to employees and non-employee directors:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit

Unvested awards as of December 31, 2009	1,690,592	$39.88
Awards granted	761,428	49.82
Awards vested	(417,328)	39.60
Awards forfeited	(98,114)	37.84

Unvested awards as of December 31, 2010	1,936,578	43.95

During the years ended December 31, 2010, 2009 and 2008, the weighted average grant-date fair value per unit award granted was $49.82, $43.56 and $33.86, respectively. The total fair value of awards vested was $16.5 million, $14.7 million and $14.6 million, respectively based on the market price of ETP Common Units as of the vesting date. As of December 31, 2010, a total of 1,936,578 unit awards remain unvested, for which ETP expects to recognize a total of $61.8 million in compensation expense over a weighted average period of 1.9 years.

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

We are recognizing non-cash compensation expense over the vesting period based on the grant-date fair value of the ETE units awarded the ETP employees assuming no forfeitures. For the years ended December 31, 2010, 2009 and 2008, we recognized non-cash compensation expense, net of forfeitures, of $3.7 million, $6.4 million and $3.5 million, respectively, as a result of these awards. As of December 31, 2010, rights related to 365,000 ETE common units remain outstanding, for which we expect to recognize a total of $3.2 million in compensation expense over a weighted average period of 1.5 years.

9.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES:

Regulatory Matters

In April 2010, the application to construct and operate the Tiger pipeline was approved by the FERC and field construction began on the pipeline in June 2010. The Tiger pipeline was placed in service in December 2010. In June 2010, we filed an application for authority to construct and operate an expansion of the Tiger pipeline. In February 2011, we accepted the FERC’s order authorizing the construction of this expansion.

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

Guarantees

MEP Guarantee

Previously, we guaranteed 50% of the obligations of MEP under its senior revolving credit facility (the “MEP Facility”). The MEP Facility matured on February 28, 2011.

FEP Guarantee

On November 13, 2009, FEP entered into a credit agreement that provides for a $1.1 billion senior revolving credit facility (the “FEP Facility”). We have guaranteed 50% of the obligations of FEP under the FEP Facility, with the remainder of FEP Facility obligations guaranteed by KMP. Subject to certain exceptions, our guarantee may be proportionately increased or decreased if our ownership percentage in FEP increases or decreases. The FEP Facility is available through May 11, 2012 and amounts borrowed under the FEP Facility bear interest at a rate based on either a Eurodollar rate or a prime rate.

As of December 31, 2010, FEP had $940.0 million of outstanding borrowings issued under the FEP Facility and our contingent obligation with respect to our guaranteed portion of FEP’s outstanding borrowings was $470.0 million, which is not reflected in our consolidated balance sheet. The weighted average interest rate on the total amount outstanding as of December 31, 2010 was 3.2%.

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

We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2034. Rental expense under these operating leases has been included in operating expenses in the accompanying statements of operations and totaled approximately $21.1 million, $19.8 million and $17.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum lease commitments for such leases are:

Years Ending December 31:
2011	$23,670
2012	20,732
2013	19,384
2014	17,222
2015	16,777
Thereafter	165,403

Our propane operations have an agreement with Enterprise Products Partners L.P. (together with its subsidiaries “Enterprise”) (see Note 12) to supply a portion of our propane requirements. The agreement will continue until March 2015 and includes an option to extend the agreement for an additional year.

In connection with the sale of our investment in M-P Energy in October 2007, we executed a propane purchase agreement for approximately 90.0 million gallons per year through 2015 at market prices plus a nominal fee.

We have commitments to make capital contributions to our joint ventures and expect that capital contributions for 2011 will be between $200 million and $230 million.

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

On August 26, 2009, we entered into a settlement agreement with the FERC’s Enforcement Staff with respect to the pending FERC claims against us and, on September 21, 2009, the FERC approved the settlement agreement without modification. The agreement resolves all outstanding FERC claims against us and required that we make a $5.0 million payment to the federal government and establish a $25.0 million fund for the purpose of settling related third-party claims based on or arising out of the market manipulation allegation against us by those third parties that elect to make a claim against this fund, including existing litigation claims as well as any new claims that may be asserted against this fund. Pursuant to the settlement agreement, the FERC made no findings of fact or conclusions of law. In addition, the settlement agreement specifies that by executing the settlement agreement we do not admit or concede to the FERC or any third party any actual or potential fault, wrongdoing or liability in connection with our alleged conduct related to the FERC claims. The settlement agreement also requires us to maintain specified compliance programs and to conduct independent annual audits of such programs for a two-year period.

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

In addition to the claims that were settled pursuant to the ALJ fund allocation process discussed above, ETP was a party in three legal proceedings that asserted contract and tort claims relating to alleged manipulation of natural gas prices at the Houston Ship Channel and the Waha Hub in West Texas, as well as the natural gas price indices related to these markets and the Permian Basin natural gas price indices during the period from December 2003 through December 2006. In all three of these legal proceedings, we have received favorable rulings at the lower court and appellate court levels that have resulted in the dismissal of all claims made in these proceedings, and no further appeals or motions for rehearing may be pursued by the plaintiffs in these proceedings.

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

Houston Pipeline Cushion Gas Litigation. At the time of the HPL System acquisition, AEP Energy Services Gas Holding Company II, L.L.C., HPL Consolidation LP and its subsidiaries (the “HPL Entities”), their parent companies and American Electric Power Corporation (“AEP”), were defendants in litigation with Bank of America (“B of A”) that related to AEP’s acquisition of HPL in the Enron bankruptcy and B of A’s financing of cushion gas stored in the Bammel storage facility (“Cushion Gas”). This litigation is referred to as the “Cushion Gas Litigation.” In 2004, ETC OLP (a subsidiary of ETP) acquired the HPL Entities from AEP, at which time AEP agreed, pursuant to a Cushion Gas Litigation Agreement, to indemnify ETC OLP and the HPL Entities for any damages arising from the Cushion Gas Litigation and the loss of use of the Cushion Gas, up to a maximum of the amount paid by ETC OLP for the HPL Entities and the working gas inventory (approximately $1.00 billion in the aggregate). The Cushion Gas Litigation Agreement terminates upon final resolution of the Cushion Gas Litigation. In addition, under the terms of the Purchase and Sale Agreement, AEP retained control of additional matters relating to ongoing litigation and environmental remediation and agreed to bear the costs of or indemnify ETC OLP and the HPL Entities for the costs related to such matters. On December 18, 2007, the United States District Court for the Southern District of New York held that B of A is entitled to receive monetary damages from AEP and the HPL Entities of approximately $347.3 million less the monetary amount B of A would have incurred to remove 55 Bcf of natural gas from the Bammel storage facility. Following an attempted appeal of this decision by AEP, the parties to this litigation entered into a settlement agreement in February 2011 that, among other matters, recognized AEP’s ownership rights to the cushion gas and recognized HPL’s continued right to use this cushion gas through 2013 pursuant to a right to use agreement entered into between predecessors of AEP and HPL in 2001. The settlement agreement also reaffirms the indemnification obligations of AEP in the Cushion Gas Litigation Agreement. As a result of the settlement agreement and the indemnification provisions in the Cushion Gas Litigation Agreement, ETP does not expect that it will have any liability to either AEP or B of A with respect to the matters subject to this litigation.

Other Matters. In addition to those matters described above, we or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable, can be estimated and is not covered by insurance, we make an accrual for the matter. For matters that are covered by insurance, we accrue the related deductible. As of December 31, 2010 and 2009, accruals of approximately $10.2 million and $11.1 million, respectively, were recorded related to deductibles. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.

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

No amounts have been recorded in our December 31, 2010 or 2009 consolidated balance sheets for our contingencies and current litigation matters, other than accruals related to environmental matters and deductibles.

Environmental Matters

Our operations are subject to extensive federal, state and local environmental and safety laws and regulations that can require expenditures to ensure compliance, including related to air emissions and wastewater discharges, at operating facilities and for remediation at current and former facilities as well as waste disposal sites. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in the natural gas pipeline, gathering, treating, compressing, blending and processing business. As a result, there can be no assurance that significant costs and liabilities will not be incurred. Costs of planning, designing, constructing and operating pipelines, plants and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, the issuance of injunctions and the filing of federally authorized citizen suits. Moreover, it is possible that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies there under, and claims for damages to property or persons resulting from the operations, could result in substantial costs and liabilities. Accordingly, we have adopted policies, practices and procedures in the areas of pollution control, product safety, occupational safety and health, and the handling, storage, use, and disposal of hazardous materials to prevent and minimize material environmental or other damage, and to limit the financial liability, which could result from such events. However, the risk of environmental or other damage is inherent in transporting, gathering, treating, compressing, blending and processing natural gas, natural gas liquids and other products, as it is with other entities engaged in similar businesses.

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

As of December 31, 2010 and 2009, accruals on an undiscounted basis of $13.8 million and $12.6 million, respectively, were recorded in our consolidated balance sheets as accrued and other current liabilities and other non-current liabilities related to environmental matters.

Based on information available at this time and reviews undertaken to identify potential exposure, we believe the amount reserved for environmental matters is adequate to cover the potential exposure for clean-up costs.

Transwestern conducts soil and groundwater remediation at a number of its facilities. Some of the cleanup activities include remediation of several compressor sites on the Transwestern system for contamination by polychlorinated biphenyls (“PCBs”). The costs of this work are not eligible for recovery in rates. The total accrued future estimated cost of remediation activities expected to continue through 2025 is $8.2 million, which is included in the aggregate environmental accruals discussed above. Transwestern received FERC approval for rate recovery of projected soil and groundwater remediation costs not related to PCBs effective April 1, 2007.

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

Petroleum-based contamination or environmental wastes are known to be located on or adjacent to six sites on which HOLP presently has, or formerly had, retail propane operations. These sites were evaluated at the time of their acquisition. In all cases, remediation operations have been or will be undertaken by others, and in all six cases, HOLP obtained indemnification rights for expenses associated with any remediation from the former owners or related entities. We have not been named as a potentially responsible party at any of these sites, nor have our operations contributed to the environmental issues at these sites. Accordingly, no amounts have been recorded in our December 31, 2010 or 2009 consolidated balance sheets. Based on information currently available to us, such projects are not expected to have a material adverse effect on our financial condition or results of operations.

By March 2013, the Texas Commission on Environmental Quality is required to develop another plan to address the recent change in the ozone standard from 0.08 parts per million, or parts per million (“ppm”), to 0.075 ppm and the EPA, recently proposed lowering the standard even further, to somewhere in between 0.06 and 0.07 ppm. These efforts may result in the adoption of new regulations that may require additional nitrogen oxide emissions reductions.

Our pipeline operations are subject to regulation by the U.S. Department of Transportation (“DOT”) under the Pipeline Hazardous Materials Safety Administration (“PHMSA”), pursuant to which the PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, the PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas.” Activities under these integrity management programs involve the performance of internal pipeline inspections, pressure testing or other effective means to assess the integrity of these regulated pipeline segments, and the regulations require prompt action to address integrity issues raised by the assessment and analysis. For the years ended December 31, 2010, 2009 and 2008, $13.3 million, $31.4 million and $23.3 million, respectively, of capital costs and $15.4 million, $18.5 million and $13.1 million, respectively, of operating and maintenance costs have been incurred for pipeline integrity testing. Integrity testing and assessment of all of these assets will continue, and the potential exists that results of such testing and assessment could cause us to incur even greater capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of its pipelines.

Our operations are also subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”), and comparable state laws that regulate the protection of the health and safety of employees. In addition, OSHA’s hazardous communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are in substantial compliance with the OSHA requirements, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances.

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

We are also exposed to market risk on natural gas we retain for fees in our intrastate transportation and storage segment and operational gas sales on our interstate transportation segment. We use financial derivatives to hedge the sales price of this gas, including futures, swaps and options. Certain contracts that qualify for hedge accounting, are designated as cash flow hedges of the forecasted sale of natural gas. The change in value, to the extent the contracts are effective, remains in AOCI until the forecasted transaction occurs. When the forecasted transaction occurs, any gain or loss associated with the derivative is recorded in cost of products sold in the consolidated statement of operations.

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

The following table details the outstanding commodity-related derivatives as of December 31, 2010 and 2009:

	2010		2009
	Notional Volume	Maturity	Notional Volume	Maturity
Mark to Market Derivatives
Natural Gas:
Basis Swaps IFERC/NYMEX (MMBtu)	(38,897,500)	2011	72,325,000	2010-2011
Swing Swaps IFERC (MMBtu)	(19,720,000)	2011	(38,935,000)	2010
Fixed Swaps/Futures (MMBtu)	(2,570,000)	2011	4,852,500	2010-2011
Options — Puts (MMBtu)	—	—	2,640,000	2010
Options — Calls (MMBtu)	(3,000,000)	2011	(2,640,000)	2010
Propane:
Forwards/Swaps (Gallons)	1,974,000	2011	6,090,000	2010

Fair Value Hedging Derivatives
Natural Gas:
Basis Swaps IFERC/NYMEX (MMBtu)	(28,050,000)	2011	(22,625,000)	2010
Fixed Swaps/Futures (MMBtu)	(39,105,000)	2011	(27,300,000)	2010
Hedged Item — Inventory (MMBtu)	39,105,000	2011	27,300,000	2010

Cash Flow Hedging Derivatives
Natural Gas:
Basis Swaps IFERC/NYMEX (MMBtu)	—	—	(13,225,000)	2010
Fixed Swaps/Futures (MMBtu)	(210,000)	2011	(22,800,000)	2010
Options – Puts (MMBtu)	26,760,000	2011-2012	—	—
Options – Calls (MMBtu)	(26,760,000)	2011-2012	—	—
Propane:
Forwards/Swaps (Gallons)	32,466,000	2011	20,538,000	2010

We expect gains of $24.0 million related to commodity derivatives to be reclassified into earnings over the next twelve months related to amounts currently reported in AOCI. The amount ultimately realized, however, will differ as commodity prices change and the underlying physical transaction occurs.

As of July 2008, we no longer engage in the trading of commodity derivative instruments that are not substantially offset by physical or other commodity derivative positions. As a result, we no longer have any material exposure to market risk from such activities. The derivative contracts that were previously entered into for trading purposes were recognized in the consolidated balance sheets at fair value, and changes in the fair value of these derivative instruments are recognized in revenue in the consolidated statements of operations on a net basis. Trading activities, including trading of physical gas and financial derivative instruments, resulted in net losses of approximately $26.2 million for the year ended December 31, 2008.

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

We had the following interest rate swaps outstanding as of December 31, 2010, none of which are designated as hedges for accounting purposes:

Term	Notional Amount	Type (1)
August 2012(2)	$400,000	Forward starting to pay a fixed rate of 3.64% and receive a floating rate
July 2018	500,000	Pay a floating rate and receive a fixed rate of 6.70%

(1)	Floating rates are based on LIBOR.
(2)	These forward starting swaps have an effective date of August 2012 and a term of 10 years; however, the swaps have a mandatory termination provision and will be settled in August 2012.

In May and August 2010, we terminated interest rate swaps with total notional amounts of $750.0 million and $350.0 million, respectively, for proceeds of $15.4 million and $11.1 million, respectively. These swaps were designated as fair value hedges. In connection with the swap terminations, $9.7 million and $10.4 million of previously recorded fair value adjustments to hedge long-term debt will be amortized as a reduction of interest expense through February 2015 and July 2013, respectively.

In addition to interest rate swaps, we also periodically enter into interest rate swaptions that enable counterparties to exercise options to enter into interest rate swaps with us. Swaptions may be utilized when our targeted benchmark interest rate for anticipated debt issuance is not attainable at the time in the interest rate swap market. Upon issuance of a swaption, we receive a premium which we recognize over the term of the swaption in “Gains (losses) on non-hedged interest rate derivatives” in the consolidated statements of operations. No swaptions were outstanding as of December 31, 2010.

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

Our counterparties consist primarily of petrochemical companies and other industrials, mid-size to major oil and gas companies and power companies. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. Currently, management does not anticipate a material adverse effect on our financial position or results of operations as a result of counterparty performance.

We utilize master-netting agreements and have maintenance margin deposits with certain counterparties in the OTC market and with clearing brokers. Payments on margin deposits are required when the value of a derivative exceeds our pre-established credit limit with the counterparty. Margin deposits are returned to us on the settlement date for non-exchange traded derivatives, and we exchange margin calls on a daily basis for exchange traded transactions. Since the margin calls are made daily with the exchange brokers, the fair value of the financial derivative instruments are deemed current and netted in deposits paid to vendors within other current assets in the consolidated balance sheets. The Partnership had net deposits with counterparties of $52.2 million and $79.7 million as of December 31, 2010 and 2009, respectively.

For financial instruments, failure of a counterparty to perform on a contract could result in our inability to realize amounts that have been recorded on our consolidated balance sheet and recognized in net income or other comprehensive income.

Derivative Summary

The following table provides a balance sheet overview of the Partnership’s derivative assets and liabilities as of December 31, 2010 and 2009:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	2010	2009	2010	2009
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$35,031	$669	$(6,631)	$(24,035)
Commodity derivatives	6,589	8,443	–	(201)

	41,620	9,112	(6,631)	(24,236)

Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	64,940	72,851	(72,729)	(36,950)
Commodity derivatives	275	3,928	–	(241)
Interest rate derivatives	20,790	–	(18,338)	–

	86,005	76,779	(91,067)	(37,191)

Total derivatives	$127,625	$85,891	$(97,698)	$(61,427)

The commodity derivatives (margin deposits) are recorded in “Other current assets” on our consolidated balance sheets. The remainder of the derivatives are recorded in “Price risk management assets/liabilities.”

We disclose the non-exchange traded financial derivative instruments as price risk management assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized with respect to our derivative financial instruments for the periods presented:

	Change in Value Recognized in OCI on Derivatives (Effective Portion)
	Years Ended December 31,
	2010	2009	2008
Derivatives in cash flow hedging relationships:
Commodity derivatives	$60,764	$3,143	$17,461
Interest rate derivatives	(1,366)	–	–

Total	$59,398	$3,143	$17,461

	Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
		Years Ended December 31,
		2010	2009	2008
Derivatives in cash flow hedging relationships:
Commodity derivatives	Cost of products sold	$37,325	$9,924	$42,874
Interest rate derivatives	Interest expense	(1,493)	287	646

Total		$35,832	$10,211	$43,520

	Location of Gain/(Loss) Reclassified from AOCI into Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Ineffective Portion
		Years Ended December 31,
		2010	2009	2008
Derivatives in cash flow hedging relationships:
Commodity derivatives	Cost of products sold	$18	$–	$(8,347)

Total		$18	$–	$(8,347)

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income representing hedge ineffectiveness and amount excluded from the assessment of effectiveness
		Years Ended December 31,
		2010	2009	2008
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$16,210	$60,045	$–

Total		$16,210	$60,045	$–

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2010	2009	2008
Derivatives not designated as hedging instruments:
Commodity derivatives	Cost of products sold	$11,584	$99,807	$12,478
Trading commodity derivatives	Revenue	–	–	(28,283)
Interest rate derivatives	Gains (losses) on non-hedged interest rate derivatives	4,616	39,239	(50,989)

Total		$16,200	$139,046	$(66,794)

We recognized $47.4 million of unrealized losses, $18.6 million of unrealized losses and $35.5 million of unrealized gains on commodity derivatives not in fair value hedging relationships (including the ineffective portion of commodity derivatives in cash flow hedging relationships and amounts classified as trading activity) for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, for the years ended December 31, 2010 and 2009, we recognized unrealized gains of $17.4 million and $48.6 million, respectively, on commodity derivatives and related hedged inventory accounted for as fair value hedges.

11.	RETIREMENT BENEFITS:

We sponsor a 401(k) savings plan, which covers virtually all employees. Employer matching contributions are calculated using a formula based on employee contributions. Prior to 2009, employer matching contributions were discretionary. We made matching contributions of $9.8 million, $9.8 million and $9.7 million to the 401(k) savings plan for the years ended December 31, 2010, 2009 and 2008, respectively.

12.	RELATED PARTY TRANSACTIONS:

As discussed in Note 4, Regency became a related party on May 26, 2010. We provide Regency with certain natural gas sales and transportation services and compression equipment and Regency provides us with certain contract compression services. For the period from May 26, 2010 to December 31, 2010, we recorded revenue of $4.0 million, costs of products sold of $4.0 million and operating expenses of $0.5 million related to transactions with Regency.

We recorded $6.3 million, $0.5 million and $0.5 million from ETE for the provision of various general and administrative services for ETE’s benefit for the years ended December 31, 2010, 2009 and 2008, respectively. The increase recorded in the current year was the result of increased service fees related to the provision of various general and administrative services for Regency which was acquired by ETE in 2010.

Sales of $26.0 million and cost of products sold of $20.5 million are included in our consolidated statement of operations related to transactions with FEP, our unconsolidated affiliate.

Enterprise currently owns approximately 17.6% of the outstanding common units of ETE. We and Enterprise transport natural gas on each other’s pipelines, share operating expenses on jointly-owned pipelines and we sell natural gas to Enterprise. Our propane operations routinely buy and sell product with Enterprise. The following table presents sales to and purchase from affiliates of Enterprise:

	Years Ended December 31,
	2010	2009	2008
Natural Gas Operations:
Sales	$538,657	$414,333	$154,272
Purchases	23,592	48,528	115,228

Propane Operations:
Sales	15,527	19,961	22,211
Purchases	415,897	343,540	493,809

Our propane operations purchase a portion of our propane requirements from Enterprise pursuant to an agreement that was extended until March 2015, and includes an option to extend the agreement for an additional year. As of December 31, 2010 and 2009, Titan had forward mark-to-market derivatives for approximately 1.7 million and 6.1 million gallons of propane at a fair value asset of $0.2 million and $3.3 million, respectively, with Enterprise. In addition, as of December 31, 2010 and 2009, Titan had forward derivatives accounted for as cash flow hedges of 32.5 million and 20.5 million gallons of propane at a fair value asset of $6.6 million and $8.4 million, respectively, with Enterprise.

The following table summarizes the related party balances on our consolidated balance sheets:

	As of December 31,
	2010	2009
Accounts receivable from related parties:
Enterprise:
Natural Gas Operations	$36,736	$47,005
Propane Operations	2,327	3,386
Other	14,803	6,978

Total accounts receivable from related parties:	$53,866	$57,369

Accounts payable from related parties:
Enterprise:
Natural Gas Operations	$2,687	$3,518
Propane Operations	22,985	31,642
Other	1,505	3,682

Total accounts payable from related parties:	$27,177	$38,842

Net imbalance receivable from Enterprise	$1,360	$694

Effective August 17, 2009, we acquired 100% of the membership interests of ETG, which owns all of the partnership interests of Energy Transfer Technologies, Ltd. (“ETT”). ETT provides compression services to customers engaged in the transportation of natural gas, including ETP. The membership interests of ETG were contributed to us by Mr. Warren and by two entities, one of which is controlled by a director of our General Partner’s general partner and the other of which is controlled by a member of ETP’s management. In exchange, the former members acquired the right to receive (in cash or Common Units) future amounts to be determined based on the terms of the contribution arrangement. These contingent amounts are to be determined in 2014 and 2017, and the former members of ETG may receive payments contingent on the acquired operations performing at a level above the average return required by ETP for approval of its own growth projects during the period since acquisition. In addition, the former members may be required to make cash payments to us under certain circumstances. We have not accrued any contingent payments related to this agreement.

Prior to our acquisition of ETG in August 2009, our natural gas midstream and intrastate transportation and storage operations secured compression services from ETT. The terms of each arrangement to provide compression services were, in the opinion of independent directors of the General Partner, no more or less favorable than those available from other providers of compression services. During the years ended December 31, 2009 (through the ETG acquisition date) and 2008, we made payments totaling $3.4 million and $9.4 million, respectively, to ETG for compression services provided to and utilized in our natural gas midstream and intrastate transportation and storage operations.

Subsequent to the acquisition of ETG, we pay $4.7 million in operating lease payments per year to the former owners for the use of compressor equipment through 2017.

13.	REPORTABLE SEGMENTS:

Our financial statements reflect four reportable segments, which conduct their business exclusively in the United States of America, as follows:

•	natural gas operations consisting of:

¡	intrastate transportation and storage;

¡	interstate transportation; and

¡	midstream.

•	retail propane and other retail propane related operations

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

We evaluate the performance of our operating segments based on operating income, which includes allocated selling, general and administrative expenses. The following tables present the financial information by segment for the following periods:

	Years Ended December 31,
	2010	2009	2008
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$2,075,217	$1,773,528	$3,379,424
Intersegment revenues	1,215,688	618,016	2,255,180

	3,290,905	2,391,544	5,634,604
Interstate transportation – revenues from external customers	292,419	270,213	244,224
Midstream:
Revenues from external customers	1,955,627	2,060,451	4,029,508
Intersegment revenues	1,213,687	380,709	1,312,885

	3,169,314	2,441,160	5,342,393
Retail propane and other retail propane related – revenues from external customers	1,419,646	1,292,583	1,624,010
All other:
Revenues from external customers	141,918	20,520	16,702
Intersegment revenues	145,405	1,145	–

	287,323	21,665	16,702
Eliminations	(2,574,780)	(999,870)	(3,568,065)

Total revenues	$5,884,827	$5,417,295	$9,293,868

Cost of products sold:
Intrastate transportation and storage	$2,381,397	$1,393,295	$4,467,552
Midstream	2,759,113	2,116,279	4,986,495
Retail propane and other retail propane related	774,742	596,002	1,038,722
All other	235,614	16,350	13,376
Eliminations	(2,550,925)	(999,870)	(3,568,065)

Total cost of products sold	$3,599,941	$3,122,056	$6,938,080

Depreciation and amortization:
Intrastate transportation and storage	$116,992	$107,605	$84,701
Interstate transportation	52,582	48,297	37,790
Midstream	85,942	70,845	59,344
Retail propane and other retail propane related	81,947	83,476	79,717
All other	5,548	2,580	599

Total depreciation and amortization	$343,011	$312,803	$262,151

	Years Ended December 31,
	2010	2009	2008
Operating income (loss):
Intrastate transportation and storage	$522,512	$626,779	$718,348
Interstate transportation	134,294	138,233	124,676
Midstream	226,956	140,732	166,414
Retail propane and other retail propane related	179,841	229,229	114,564
All other	23,830	(8,658)	(1,531)
Eliminations	(23,519)	–	–
Selling, general and administrative expenses not allocated to segments	(5,743)	1,292	(4,892)

Total operating income	$1,058,171	$1,127,607	$1,117,579

Other items not allocated by segment:
Interest expense, net of interest capitalized	$(412,553)	$(394,274)	$(265,701)
Equity in earnings of affiliates	11,727	20,597	(165)
Losses on disposal of assets	(5,043)	(1,564)	(1,303)
Gains on non-hedged interest rate derivatives	4,616	39,239	(50,989)
Allowance for equity funds used during construction	28,942	10,557	63,976
Impairment of investment in affiliate	(52,620)	–	–
Other, net	(482)	2,157	9,306
Income tax expense	(15,536)	(12,777)	(6,680)

	(440,949)	(336,065)	(251,556)

Net income	$617,222	$791,542	$866,023

	As of December 31,
	2010	2009	2008
Total assets:
Intrastate transportation and storage	$4,894,352	$4,901,102	$4,642,430
Interstate transportation	3,390,588	3,313,837	2,487,078
Midstream	1,842,370	1,523,538	1,537,972
Retail propane and other retail propane related	1,791,254	1,784,353	1,810,953
All other	231,428	212,142	149,056

Total	$12,149,992	$11,734,972	$10,627,489

	Years Ended December 31,
	2010	2009	2008
Additions to property, plant and equipment including acquisitions, net of contributions in aid of construction costs (accrual basis):
Intrastate transportation and storage	$117,295	$378,494	$993,886
Interstate transportation	872,112	99,341	720,186
Midstream	404,669	95,081	267,900
Retail propane and other retail propane related	64,520	62,953	130,358
All other	11,405	44,911	3,072

Total	$1,470,001	$680,780	$2,115,402

14.	QUARTERLY FINANCIAL DATA (UNAUDITED):

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

	Quarter Ended				Total Year
	March 31	June 30	September 30	December 31
2010:
Revenues	$1,871,981	$1,267,706	$1,290,644	$1,454,496	$5,884,827
Gross profit	647,116	496,849	513,233	627,688	2,284,886
Operating income	344,338	199,184	208,147	306,502	1,058,171
Net income	240,111	42,843	107,387	226,881	617,222
Limited Partners’ interest in net income (loss)	140,112	(47,756)	10,341	126,796	229,493
Basic net income per limited partner unit (loss)	$0.74	$(0.26)	$0.05	$0.65	$1.20
Diluted net income per limited partner unit (loss)	$0.74	$(0.26)	$0.05	$0.65	$1.19

2009:
Revenues	$1,630,100	$1,151,817	$1,129,596	$1,505,782	$5,417,295
Gross profit	670,961	525,824	451,448	647,006	2,295,239
Operating income	360,853	219,220	177,347	370,187	1,127,607
Net income	307,167	150,738	72,456	261,181	791,542
Limited Partners’ interest in net income (loss)	216,877	63,559	(16,471)	162,215	426,180
Basic net income per limited partner unit (loss)	$1.37	$0.38	$(0.10)	$0.92	$2.53
Diluted net income per limited partner unit (loss)	$1.37	$0.38	$(0.10)	$0.91	$2.53

For the three months ended June 30, 2010 and September 30, 2009, distributions paid for the period exceeded net income by $213.3 million and $177.0 million, respectively. Accordingly, the distributions paid to the General Partner, including incentive distributions, further exceeded net income, and as a result, a net loss was allocated to the Limited Partners for the period.