Form 10-K/A
period 2010-12-31
Energy Transfer Partners, L.P.
filed 2011-06-24
CIK 1012569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

At February 22, 2011, the registrant had 193,772,522 Common Units outstanding.

ii

Explanatory Note

Energy Transfer Partners, L.P. (“Energy Transfer Partners” or “the Partnership”) is filing this Amendment No.1 to the Annual Report on Form 10-K (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2011 (the “Original Report” and together with the Form 10-K/A, the “Form 10-K”). As amended by this Form 10-K/A, the Form 10-K reflects updates to “Part III — Item 11. Executive Compensation” including (i) the actual target internal EBITDA budget amount used to determine the 2010 annual bonuses for Messrs. McCrea, Salinas, Mason and Powers, and (ii) individual performances considered by the Compensation Committee in the determination of 2010 cash bonuses for named executive officers and updates to “Part III — Item 13. Certain Relationships and Related Transactions, and Director Independence” including descriptions of the review policies and procedures relevant to related party transactions.

This Amendment No. 1 is being filed in response to comments received from the staff of the Division of Corporation Finance of the SEC in connection with the staff’s review of the Original Report. We have made no attempt in this Amendment No. 1 to modify or update the disclosures presented in the Original Report other than as noted above. Also, this Amendment No. 1 does not reflect events occurring after the filing of the Original Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

PART III

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

Our General Partner’s Philosophy for Compensation of Executives

In general, our General Partner’s philosophy for executive compensation is based on the premise that a significant portion of the executive’s compensation should be incentive-based and that the base salary levels should be competitive in the marketplace for executive talent and abilities. Our General Partner also believes the incentives should be competitive in the market place and balanced between short and long-term performance. Our General Partner believes this balance is achieved by (i) the payment of annual discretionary cash bonuses that consider the achievement of the Partnership’s financial performance objectives for a fiscal year set at the beginning of such fiscal year, and the individual contributions of our named executive officers to the success of the Partnership and (ii) the annual grant of restricted unit awards under our equity incentive plans, which are intended to provide a longer term incentive to our key employees to focus their efforts to increase the market price of our publicly traded units and to increase the cash distribution we pay to our Unitholders. Since 2008, our equity awards have primarily been in the form of restricted unit awards that vest over a specified time period, with substantially all of these types of unit awards vesting over a five-year period at 20% per year based on continued employment through each specified vesting date. Our General Partner believes that these equity-based incentive arrangements are important in attracting and retaining our executive officers and key employees as well as motivating these individuals to achieve our business objectives. The equity-based compensation also reflects the importance we place on aligning the interests of the executive officers with those of our Unitholders.

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

For a more detailed description of the compensation of our named executive officers, please see “– Compensation Tables” below.

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

Annual Bonus. In addition to base salary, the Compensation Committee makes a determination whether to award our named executive officers, other than our CEO (who has voluntarily elected to forego any annual bonuses), discretionary annual cash bonuses following the end of the year. These discretionary bonuses, if awarded, are intended to reward our named executive officers for the achievement of financial performance objectives during the year for which the bonuses are awarded in light of the contribution of each individual to our profitability and success during such year. In this regard, the Compensation Committee takes into account whether the Partnership achieved or exceeded its internal EBITDA budget for the year, approved by the board of directors of our General Partner as discussed below, as an important element in making its determinations with respect to annual bonuses. The Compensation Committee also considers the recommendation of our CEO in determining the specific annual cash bonus amounts for each of the other named executive officers. The Compensation Committee does not establish its own financial performance objectives in advance for purposes of determining whether to approve any annual bonuses, and the Compensation Committee does not utilize any formulaic approach to determine annual bonuses.

The Partnership’s internal financial budgets are generally developed for each business segment, and then aggregated with appropriate corporate level adjustments, to reflect an overall performance objective that is reasonable in light of market conditions and opportunities based on a high level of effort and dedication across all segments of the Partnership’s business. The evaluation of the Partnership’s performance versus its internal financial budget is based on the Partnership’s EBITDA for a calendar year. In general, the Compensation Committee believes that Partnership performance at or above the internal EBITDA budget would support bonuses to our named executive officers ranging from 100% to 150% of their annual salary. The individual bonus amounts for each named executive officer, other than our CEO, also reflect the Compensation Committee’s view of the impact of such individual’s efforts and contributions towards (i) achievement of the Partnership’s success in exceeding its internal financial budget, (ii) the development of new projects that are expected to result in increased cash flows from operations in future years and (iii) the overall management of the Partnership’s business.

In February 2011, the Compensation Committee approved cash bonuses relating to the 2010 calendar year to Messrs. McCrea, Salinas, Mason and Powers of $675,000, $430,000, $430,000, and $425,000, respectively. In approving the cash bonuses for Messrs. McCrea, Salinas, Mason and Powers, the Compensation Committee took into account the achievement by the Partnership of 100% of its internal EBITDA budget for 2010 of $1.5 billion as well as the individual performances of these individuals with respect to promoting the Partnership’s financial, strategic and operating objectives for 2010. With respect to individual performances of these four executive officers, the Compensation Committee noted the extraordinary individual performance of Mr. McCrea with respect to the successful development of several significant internal growth projects as described in more detail below under the caption “— Equity Awards.” With respect to Mr. Salinas, the Compensation Committee took note of his key roles during 2010 in (i) coordinating the successful offerings of ETP common units that collectively raised approximately $1.15 billion in net proceeds during 2010, (ii) orchestrating the successful offering of $1.8 billion of senior notes by ETE in connection with a refinancing of ETE’s existing debt and (iii) effectively managing the financial reporting function for ETE and ETP. With respect to Mr. Mason, the Compensation Committee took note of his key roles in (i) structuring and negotiating the sale of a 49.9% interest in Midcontinent Express from ETP to ETE and then from ETE to

Regency, the acquisition by ETE of the general partner of Regency and the acquisition of a natural gas gathering company in north Louisiana, (ii) providing astute legal support to facilitate ETE’s $1.8 billion senior notes offering and ETP’s issuance of $1.15 billion of its common units and (iii) effectively managing the legal functions for ETE and ETP. With respect to Mr. Powers, the Compensation Committee took note of his effective management of the retail propane segment, which accounted for approximately 17% of our total consolidated operating income for 2010, despite challenges faced relating to unusual weather patterns and customer conservation measures.

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

In approving the grant of such unit awards, the Compensation Committee took into account the same factors as discussed above under the caption “-Annual Bonus,” the long-term objective of retaining such individuals as key drivers of the Partnership’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity unit awards subject to vesting. In taking into account these factors with respect to Mr. McCrea, the Compensation Committee took into account Mr. McCrea’s unique role in the development of substantially all of the Partnership’s internal growth projects over the last several years, particularly with respect to the commercial development of the Tiger pipeline, the Fayetteville Express pipeline and several intrastate natural gas pipeline projects that, based on the construction costs for these projects and the fees expected to be realized from these projects pursuant to long-term customer contracts, are expected to generate attractive rates of return for the Partnership for significant periods, mostly in the range of 10-15 years. In this regard, the Compensation Committee also took into account Mr. McCrea’s current and expected continued future role in leading the Partnership’s development of internal growth projects. The magnitude of the unit award to Mr. McCrea, along with the five-year vesting of this unit award, was also intended by the Compensation Committee to provide a significant incentive to Mr. McCrea to remain with the Partnership and continue to develop successful commercial projects.

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

Risk Assessment Related to our Compensation Structure. We believe our compensation plans and programs for our named executive officers, as well as our other employees, are appropriately structured and are not reasonably likely to result in material risk to the Partnership. We believe our compensation plans and programs are structured in a manner that does not promote excessive risk-taking that could harm our value or reward poor judgment. We also believe we have allocated our compensation among base salary and short and long-term compensation in such a way as to not encourage excessive risk-taking. In particular, we generally do not adjust base annual salaries for the executive officers and other employees significantly from year to year, and therefore the annual base salary of our employees is not generally impacted by our overall financial performance or the financial performance of an operating segment. We generally determine whether, and to what extent, our named executive officers receive a cash bonus based on our achievement of specified financial performance objectives as well as the individual contributions of our named executive officers to the Partnership’s success. We use restricted units rather than unit options for equity awards because restricted units retain value even in a depressed market so that employees are less likely to take unreasonable risks to get, or keep, options “in-the-money.” Finally, the time-based vesting over five years for our long-term incentive awards ensures that our employees’ interests align with those of our Unitholders for the long-term performance of the Partnership.

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

Compensation Tables

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Equity Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)

Kelcy L. Warren (4)	2010	$2,766	$—	$—	$—	$—	$—	$—	$2,766
Chief Executive Officer	2009	2,289	—	—	—	—	—	—	2,289
	2008	2,272	—	—	—	—	—	—	2,272

Martin Salinas, Jr. (5)	2010	356,058	480,000	999,600	—	—	7,648	27,250	1,870,556
Chief Financial Officer	2009	350,000	—	847,062	—	—	—	31,293	1,228,355
	2008	261,539	550,000	727,265	—	—	—	6,922,369	8,461,173

Marshall S. (Mackie) McCrea, III	2010	538,077	729,500	13,455,000	—	—	—	12,250	14,734,827
President and Chief	2009	500,000	—	883,000	—	—	—	12,250	1,395,250
Operating Officer	2008	444,154	750,000	825,678	—	—	—	3,427,408	5,447,240

Thomas P. Mason	2010	427,513	482,530	999,600	—	—	—	34,990	1,944,633
Vice President, General	2009	420,240	—	802,912	—	—	—	41,005	1,264,157
Counsel and Secretary	2008	410,410	630,000	2,332,800	—	—	—	32,347	3,405,557

William G. Powers, Jr. (6)	2010	400,000	425,000	499,800	—	—	—	20,004	1,344,804
President of Propane	2009	407,692	500,000	441,500	—	—	—	22,000	1,371,192
Operations	2008	336,925	300,000	1,353,827	—	—	—	20,488	2,011,240

(1)	The discretionary cash bonus amounts for our named executive officers for 2010 include (i) cash bonuses approved by the Compensation Committee in April 2010 and paid in April 2010, and (ii) cash bonuses approved by the Compensation Committee in February 2011 that are expected to be paid in March 2011.
(2)	Equity award amounts reflect the aggregate grant date fair value of unit awards granted during the periods presented.
(3)	The amounts in this column include (i) the aggregate grant date fair value related to grant of equity-based awards of units in ETE from an affiliate to certain of our named executive officers during the periods presented ($3,412,500 for Mr. McCrea in 2008 and $6,906,600 for Mr. Salinas in 2008), as discussed above and in Note 8 to our consolidated financial statements, (ii) contributions to the 401(k) plan made by ETP on behalf of the named executive officers and (iii) expenses paid by us for housing for Messrs. Mason and Salinas near our executive office in Dallas. Vesting in 401(k) contributions occurs immediately.
(4)	Mr. Warren voluntarily determined that his salary would be reduced to $1.00 per year (plus an amount sufficient to cover his allocated payroll deductions for health and welfare benefits). He does not accept a cash bonus or any equity awards under the equity incentive plans.
(5)	Mr. Salinas was promoted to Chief Financial Officer effective June 2008. The 2008 amounts reflect his compensation for the entire year.

(6)	Mr. Powers was promoted to President of Propane Operations in May 2008. The 2008 amounts reflect his compensation for the entire year.

The named executive officers’ life insurance premiums are paid by the Partnership on the same basis as all other employees. Since this represents non-discriminatory group life insurance available to all salaried employees, the premiums paid are not included in the table above. Amounts presented do not include the value of unvested unit awards under equity incentive plans that would fully vest upon a change of control as defined in our plans, which amounts are reflected in the “Outstanding Equity Awards at Year-End Table” below. Amounts presented do not include the value of unvested affiliate equity awards granted to Messrs. McCrea, Salinas and Mason that would fully vest upon a change of control as defined in the equity incentive plans, which value was $4,922,820 for Mr. McCrea, $5,626,080 for Mr. Salinas, and $2,148,850 for Mr. Mason, based on the closing price of ETE’s common unit on December 31, 2010.

Grants of Plan-Based Awards Table

		Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Unit Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Unit)	Grant Date Fair Value of Unit Awards (1)
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)

Kelcy L. Warren	N/A	—	—	—	—	—	$—	$—

Martin Salinas, Jr.	12/15/10	—	—	—	20,000	—	—	999,600

Marshall S. (Mackie) McCrea, III	1/14/11	—	—	—	250,000	—	—	13,445,000

Thomas P. Mason	12/15/10	—	—	—	20,000	—	—	999,600

William G. Powers, Jr.	12/15/10	—	—	—	10,000	—	—	499,800

(1)	We have computed the grant date fair value of unit awards in accordance with generally accepted accounting principles, as further described above and in Note 8 to our consolidated financial statements.

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

As of December 31, 2010, Messrs. Davis, Byrne, Glaske, Turner, Collins and Grimm each had 2,234 unit awards outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,

AND DIRECTOR INDEPENDENCE

As a policy matter, the Conflicts Committee generally reviews any proposed related-party transaction that may be material to the Partnership to determine whether the transaction is fair and reasonable to the Partnership. The

Partnership’s board of directors makes the determinations as to whether there exists a related-party transaction in the normal course of reviewing transactions for approval as the Partnership’s board of directors is advised by its management of the parties involved in each material transaction as to which the board of directors’ approval is sought by the Partnership’s management. In addition, the Partnership’s board of directors makes inquiries to independently ascertain whether related parties may have an interest in the proposed transaction. While there are no written policies or procedures for the board of directors to follow in making these determinations, the Partnership’s board makes those determinations in light of its fiduciary duties to the Unitholders. The Partnership Agreement provides that any matter approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to the Partnership, approved by all the partners of the Partnership and not a breach by the General Partner or its Board of Directors of any duties they may owe the Partnership or the Unitholders.

Enterprise Products Partners L.P., (“Enterprise”) owns approximately 17.6% of ETE’s outstanding common units. Enterprise acquired these common units in connection with its merger with Enterprise GP Holdings, L.P. (“EPE”), in November 2010. Following the merger, Mr. Warren acquired from Enterprise the 40.6% interest in LE GP, LLC, the general partner of ETE, that had been owned by EPE prior to the merger. In December 2009, Dan L. Duncan and Ralph S. Cunningham were appointed as directors of LE GP, LLC. At the time of their appointment, Mr. Duncan was Chairman and a director of EPE Holdings, LLC, the general partner of EPE; Chairman and a director of EPE, the general partner of Enterprise; and Group Co-Chairman of EPCO, Inc. Dr. Cunningham was the President and Chief Executive Officer of EPE Holdings, LLC, the general partner of EPE. In March 2010, Mr. Duncan passed away and in November 2010, Mr. Cunningham resigned from the board of directors of LE GP, LLC. See discussion of our transactions with Enterprise and its subsidiaries in Note 12 to our consolidated financial statements.

Enterprise became a related party in May 2007 when its general partner acquired approximately 17.6% of ETE’s outstanding common units and a 40.6% interest in LE GP, LLC. At the time of that acquisition, the conflicts committees of both ETE and the Partnership reviewed the transaction and made the determination that it was fair and reasonable to the Partnership. In addition, the conflicts committees adopted a statement of policy relating to the relationship with Enterprise in order to address potential conflicts of interest with Enterprise following the acquisition. Under this policy, any material transaction between Enterprise Entity (as defined in the policy) and any Energy Transfer Entity (as defined in the policy) requires the prior approval by the conflicts committee of ETP if such transaction relates to ETP or the conflicts committee of ETE if such transaction relates to ETE. The policy also provides that Energy Transfer Entities will take precautions to ensure that the commercially sensitive information is not shared with Enterprise personnel.

From time to time, ETP’s natural gas operations purchase from, and sell to, the Enterprise Entities natural gas and natural gas liquids (NGLs), in the ordinary course of business. An ETP operating unit has a monthly natural gas storage contract with TEPPCO Partners, L.P., a former affiliate of Enterprise’s general partner. ETP’s natural gas operations and the Enterprise Entities transport natural gas on each other’s pipelines and share operating expenses on jointly-owned pipelines. All commercial agreements with Enterprise were negotiated at arm’s-length and the terms of each agreement were, in the opinion of the relevant conflicts committee, fair and reasonable to the Partnership. The Partnership’s propane operations routinely enter into purchases and sales of propane with certain of the Enterprise Entities, including purchases under a long-term contract of Titan Energy Partners, L.P., a subsidiary of ETP (Titan), to purchase substantially all of its propane requirements through certain of the Enterprise Entities. This agreement was in effect prior to ETP’s acquisition of Titan in 2006.

ETE owns directly and indirectly the general partner interest in ETP GP, 100% of the ETP Incentive Distribution Rights and 50,226,967 ETP Common Units.

We have a shared services agreement in which we provide various general and administrative services for ETE. See discussion in Note 12 to our consolidated financial statements.

We have an operating lease agreement with the former owners of Energy Transfer Group, L.L.C. (“ETG”), which we acquired in 2009. These former owners include Mr. Warren and Mr. Davis. See discussion in Note 12 to our consolidated financial statements.

With respect to the related party transaction with ETG, the Conflicts Committee of ETP met numerous times prior to the consummation of the transaction to discuss the terms of the transaction. The committee made the determination that the sale of ETG to ETP was fair and reasonable to ETP and that the terms of the operating lease between ETP and the former owners of ETG are fair and reasonable to ETP.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this amendment:

(1)	Financial Statements - None.

(2)	Financial Statement Schedules - None.

(3)	Exhibits - see Index to Exhibits set forth on page E-1.

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

The exhibits listed on the following Exhibit Index are filed as part of this amendment.

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

E-1