Form 10-K
period 2011-12-31
Energy Transfer Partners, L.P.
filed 2012-02-22
CIK 1012569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
Yes          ☐           No          ☒
The aggregate market value as of June 30, 2011, of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such Common Units on the New York Stock Exchange on such date, was $7.70 billion. Common Units held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Units have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
At February 15, 2012, the registrant had 226,316,387 Common Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

i

PART I
Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Energy Transfer Partners, L.P. (“Energy Transfer Partners” or the “Partnership”) in periodic press releases and some oral statements of the Partnership’s officials during presentations about the Partnership, include “forward-looking” statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “expect,” “continue,” “estimate,” “goal,” “forecast,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Partnership and its general partner believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations, or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Partnership’s actual results may vary materially from those anticipated, projected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Item 1A. Risk Factors” included in this annual report.
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

/d	per day

Bbls	barrels

Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy content

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

Adjusted EBITDA is a term used throughout this document, which we define as earnings before interest, taxes, depreciation, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, non-cash impairment charges, and other non-operating income or expense items. Unrealized gains and losses on commodity risk management activities includes unrealized gains and losses on commodity derivatives and inventory fair value adjustments (excluding lower of cost or market adjustments). Adjusted EBITDA reflects amounts for less than wholly owned subsidiaries and unconsolidated affiliates based on the Partnership's proportionate ownership.

ITEM 1.  BUSINESS
Overview
We (Energy Transfer Partners, L.P., a Delaware limited partnership, “ETP” or the “Partnership”) are one of the largest publicly traded master limited partnerships in the United States in terms of equity market capitalization (approximately $11.16 billion as of January 31, 2012). We are managed by our general partner, Energy Transfer Partners GP, L.P. (our “General Partner” or “ETP GP”), and ETP GP is managed by its general partner, Energy Transfer Partners, L.L.C. (“ETP LLC”), which is owned by Energy Transfer Equity, L.P., another publicly traded master limited partnership (“ETE”). The activities in which we are engaged, all of which are in the United States, and the wholly-owned operating subsidiaries (collectively referred to as the “Operating Companies”) through which we conduct those activities are as follows:

•	Natural gas operations, including the following:

•	natural gas midstream and intrastate transportation and storage through La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company (“ETC OLP”); and

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

•
Retail propane through Heritage Operating, L.P. (“HOLP”) and Titan Energy Partners, L.P. (“Titan”), both of which were contributed to AmeriGas Partners, L.P. ("AmeriGas") in January 2012 as discussed in "Recent Developments and Current Growth Projects" below.

•	Other operations, including natural gas compression services.

The following chart summarizes our organizational structure as of December 31, 2011:
Unless the context requires otherwise, the Partnership, the Operating Companies, and their subsidiaries are collectively referred to in this report as “we,” “us,” “ETP,” “Energy Transfer” or “the Partnership.”
Significant Achievements in 2011 and Beyond
Our significant 2011 achievements included the following, as discussed in more detail herein:

•
Formed ETP-Regency Midstream Holdings, LLC (“ETP-Regency LLC”), a joint venture owned 70% by us and 30% by Regency Energy Partners LP (“Regency”), which acquired all of the membership interest in LDH Energy Asset Holdings LLC (“LDH”), a wholly owned subsidiary of Louis Dreyfus Highbridge Energy, for approximately $1.98 billion in cash (the "LDH Acquisition"). We contributed approximately $1.38 billion to ETP-Regency LLC to fund our 70% share of the purchase price. Subsequent to closing, ETP-Regency LLC was renamed Lone Star NGL LLC.

•
Completed construction of the 400 MMcf/d expansion of our Tiger pipeline ahead of schedule. The Tiger pipeline expansion was placed in service on August 1, 2011, bringing the total capacity of the Tiger pipeline to 2.4 Bcf/d.

•
Issued an aggregate of 31,811,893 Common Units for total net proceeds of $1.47 billion primarily to fund acquisitions, internal growth projects and capital contributions to joint ventures and to manage our investment grade metrics.

•	Issued $1.5 billion of senior notes in May 2011 to repay borrowings on our revolving credit facility.

•	Amended our revolving credit facility to increase the capacity from $2.0 billion to $2.5 billion and extend the maturity date to 2016.

•	Announced our pending Citrus Acquisition, which is discussed in "Resent Developments and Current Growth Projects" below.

•	Announced growth projects aggregating $3.5 billion, including growth projects announced in 2012, which are expected to be placed in service through 2014.
To date in 2012, we have achieved the following:

•
Issued $2.0 billion of senior notes in January 2012, the proceeds from which we anticipate using to fund the cash portion of the Citrus Acquisition, which is discussed in "Recent Developments and Current Growth Projects" below, and for general partnership purposes.

•	Completed the repurchase of approximately $750 million of our senior notes.

•	Completed the contribution of our retail propane businesses to AmeriGas as discussed below.
Recent Developments and Current Growth Projects
Propane Operations
On January 12, 2012, we contributed our propane operations, consisting of HOLP and Titan (collectively, the “Propane Business”), to AmeriGas. We received approximately $1.46 billion in cash and approximately 29.6 million AmeriGas common units in consideration for the contribution of the Propane Business, plus the assumption by AmeriGas of approximately $71 million of existing HOLP debt. This transaction improved our liquidity and allows us to focus on our core businesses in the natural gas and NGL markets. As a result of this transaction, we have not included a discussion of the assets or operations of the Propane Business in Item 1.
Red River Gathering Pipeline
In October 2011, we entered into a long-term, fee-based agreement with XTO Energy, a subsidiary of ExxonMobil, to provide natural gas gathering, processing and transportation services from both the Woodford and Barnett Shale regions. We will construct a 117-mile, 24- and 30-inch natural gas gathering pipeline from the Woodford Shale to our existing gathering and processing infrastructure in the Barnett Shale. The pipeline will have an initial capacity of 450 MMcf/d, with anticipated capacity expansion exceeding 550 MMcf/d. The pipeline is expected to be in service by the fourth quarter of 2012. As part of the pipeline project, we will also construct a new 200 MMcf/d cryogenic processing plant at our existing Godley processing facility in Johnson County, Texas. The new processing plant will increase our processing capacity at Godley from 500 MMcf/d to 700 MMcf/d and is expected to be in service by the third quarter of 2013. The total cost to build the pipeline and processing plant is estimated to be approximately $350 million to $375 million.
Citrus Acquisition
In July 2011, we entered into an Amended and Restated Agreement and Plan of Merger with ETE (the "Citrus Merger Agreement") pursuant to which it is anticipated that Southern Union Company, a Delaware corporation (“SUG”), will cause the contribution to us of a 50% interest in Citrus Corp., which owns 100% of the Florida Gas Transmission (“FGT”) pipeline system, in exchange for approximately $1.895 billion in cash and $105 million of our Common Units (the "Citrus Acquisition"), contemporaneous with the completion of the merger between SUG and ETE pursuant to the Second Amended and Restated Agreement and Plan of Merger between ETE and SUG (the "SUG Merger Agreement") as described in Note 3 to our consolidated financial statements included in this report. In order to increase the expected accretion to be derived from the Citrus Acquisition, ETE has agreed to relinquish its rights to approximately $220 million of the incentive distributions from ETP that ETE would otherwise be entitled to receive over 16 consecutive quarters following the closing of the transaction. Citrus Corp. is currently jointly owned by SUG and El Paso Corporation. The FGT pipeline system has a capacity of 3.0 Bcf/d. FGT’s primary customers are utilities with strong investment grade credit ratings; FGT’s long-term contracts with these high credit quality customers are expected to increase our fee-based revenue stream.
In connection with the Citrus Merger Agreement, ETE has granted us a right of first offer with respect to any disposition by ETE or SUG of Southern Union Gas Services, a subsidiary of SUG that owns and operates a natural gas gathering and processing system serving the Permian Basin in West Texas and New Mexico.
Lone Star's West Texas Gateway Pipeline
In June 2011, Lone Star announced the construction of a NGL pipeline ("West Texas Gateway Pipeline") that extends from Winkler County in west Texas to our processing plant in Jackson County, Texas, which is currently under construction. Approximately

60% of the expected pipeline capacity is currently committed under long-term fee-based contracts. Currently, this project is expected to be completed as an approximately 570-mile NGL pipeline with total estimated costs of $917 million, which will be funded by contributions from us and Regency based on our respective ownership interests. In addition, Lone Star has secured capacity on our recently-announced NGL pipeline from Jackson County to Mont Belvieu, Texas.
Lone Star's Mont Belvieu Fractionation Facility
In May 2011, we announced that Lone Star will construct a 100,000 Bbls/d NGL fractionation facility at Mont Belvieu, Texas. We will utilize a substantial amount of this fractionation capacity to handle NGL barrels we will deliver from the new processing facility we plan to build in Jackson County, Texas, a facility supported by multiple 10-year contracts with producers as part of our Eagle Ford Shale projects. Please read “Expansion of Eagle Ford Shale Projects” below. Additionally, Regency plans to provide NGL barrels to this facility for fractionation. As part of this project, Lone Star is developing additional storage facilities for NGLs and other liquids. The project will also include interconnectivity infrastructure to provide NGL suppliers with significant access to storage, other fractionators, pipelines and multiple markets along the Texas and Louisiana Gulf Coast. Total cost of this project is expected to be between $375 million and $400 million and is expected to be completed in the first quarter of 2013.
In February 2012, Lone Star announced the construction of a second 100,000 Bbls/d fractionation facility at Mont Belvieu , Texas. Supported by multiple long-term contracts, the second fractionator is necessary to handle the increasing NGL barrels delivered via the partnership's Woodford Shale, Eagle Ford Shale and Permian Basin infrastructure, including Lone Star's 570-mile West Texas Gateway NGL Pipeline. This second fractionation facility is expected to be completed in the first quarter of 2014 at an estimated cost of $350 million.
Expansion of Eagle Ford Shale Projects
In April 2011, we announced that we had entered into long-term fee-based agreements with multiple producers, including Rosetta Resources Operating LP, SM Energy Company, and a subsidiary of Anadarko Petroleum Corporation, to provide natural gas gathering, processing, and liquids services from the Eagle Ford Shale. To facilitate these agreements, which include volume commitments in excess of 540,000 MMBtu/d of natural gas, we will expand the previously announced REM pipeline in south Texas and will construct a new processing facility in Jackson County, Texas. The REM pipeline expansion, which will extend from our Chisholm Pipeline in DeWitt County east into Jackson County, Texas, will add approximately 70 miles of 42-inch pipe to the initial 160-mile, 30-inch pipeline that was announced in February 2011. We completed the initial phase of REM in October 2011 and completion of the REM expansion is scheduled for the fourth quarter of 2012. The first phase of the Jackson County gas processing plant is scheduled for completion in the first quarter of 2013.
In May 2011, we announced that we were considering alternatives to secure NGL pipeline capacity from Jackson County, Texas to Mont Belvieu. Subsequently, we decided to construct a 130-mile, 20-inch NGL pipeline from the new processing facility we plan to build in Jackson County to Mont Belvieu. This pipeline would provide capacity for NGL barrels from the Eagle Ford Shale and from Lone Star's West Texas Gateway Pipeline from west Texas. The capacity of the proposed 20-inch pipeline is expected to be approximately 340,000 Bbls/d and is expected to be completed by the third quarter of 2013.
In February 2012, we announced our entry into multiple long-term, fee-based agreements with producers to provide natural gas gathering, processing, and liquids services from the Eagle Ford Shale in south Texas. To facilitate the agreements, we will further expand the REM pipeline and construct a new processing facility at an expected cost of $210 million. The pipeline expansion announced in February 2012 is expected to be completed in the fourth quarter of 2013, and the processing facility announced in February 2012 is are expected to be completed in the fourth quarter of 2012. When fully constructed, the REM pipeline will consist of approximately 257 miles of large diameter pipe with a capacity of at least 1 Bcf/d.
Segment Overview
Our segments and business are as described below. See Note 12 to our consolidated financial statements for additional financial information about our segments.
Intrastate Transportation and Storage Segment
Through our intrastate transportation and storage segment, we own and operate approximately 8,300 miles of natural gas transportation pipelines and three natural gas storage facilities located in the state of Texas.
Through ETC OLP, we own the largest intrastate pipeline system in the United States with interconnects to Texas markets and to major consumption areas throughout the United States. Our intrastate transportation and storage segment focuses on the transportation of natural gas to major markets from various prolific natural gas producing areas through connections with other pipeline systems as well as through our Oasis pipeline, our East Texas pipeline, our natural gas pipeline and storage assets that we refer to as ET Fuel System, and our HPL System, which are described below.

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
We also generate revenues and margin from the sale of natural gas to electric utilities, independent power plants, local distribution companies, industrial end-users and other marketing companies on our HPL System. Generally, we purchase natural gas from either the market (including purchases from our midstream segment’s marketing operations) or from producers at the wellhead. To the extent the natural gas comes from producers, it is primarily purchased at a discount to a specified market price and typically resold to customers based on an index price. In addition, our intrastate transportation and storage segment generates revenues from fees charged for storing customers’ working natural gas in our storage facilities and from margin from managing natural gas for our own account. The major customers on our intrastate pipelines include Natural Gas Exchange, Inc., EDF Trading North America, Inc., XTO Energy, Inc. and ConocoPhillips.
Interstate Transportation Segment
Through our interstate transportation segment, we own and operate approximately 2,880 miles of interstate natural gas pipeline and have a 50% interest in the joint venture that owns the 185-mile Fayetteville Express pipeline.
The results from our interstate transportation segment are primarily derived from the fees we earn from natural gas transportation services and, for the Transwestern pipeline, from operational gas sales. The major customers on our interstate pipelines include Chesapeake Energy Marketing, Inc., EnCana Marketing (USA), Inc. (“EnCana”), Shell Energy North America (US), L.P. and Pacific Summit Energy LLC.
Midstream Segment
Through our midstream segment, we own and operate approximately 7,400 miles of in service natural gas gathering pipelines, two natural gas processing plants, 15 natural gas treating facilities and 11 natural gas conditioning facilities. Our midstream segment focuses on the gathering, compression, treating, blending, processing and marketing of natural gas, and our operations are currently concentrated in major producing basins and shales, including the Austin Chalk trend and Eagle Ford Shale in South and Southeast Texas, the Permian Basin in West Texas and New Mexico, the Barnett Shale in North Texas, the Bossier Sands in East Texas, the Uinta and Piceance Basins in Utah and Colorado, the Marcellus Shale in West Virginia, and the Haynesville Shale in East Texas and Louisiana. Many of our midstream assets are integrated with our intrastate transportation and storage assets.
Our midstream segment results are derived primarily from margins we earn for natural gas volumes that are gathered, transported, purchased and sold through our pipeline systems and the natural gas and NGL volumes processed at our processing and treating facilities. We also market natural gas on our pipeline systems in addition to other pipeline systems to realize incremental revenue on gas purchased, increase pipeline utilization and provide other services that are valued by our customers. The major customers on our midstream pipelines include Enterprise Products Partners L.P. ("Enterprise") and Chevron Phillips Chemical Company LP.
NGL Transportation and Services Segment
Through our NGL transportation and services segment we own and operate an approximately 45-mile NGL pipeline and have a 50% interest in the Liberty pipeline, an approximately 85-mile NGL pipeline. We also have a 70% interest in the Lone Star joint venture that owns approximately 1,400 miles of NGL pipelines, three NGL processing plants, one fractionation facility and NGL storage facilities with aggregate working storage capacity of 47 million Bbls.
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
This segment also includes revenues earned from processing and fractionating refinery off-gas. Under these contracts we receive an Olefins-grade ("O-grade") stream from cryogenic processing plants located at refineries and fractionate the products into their pure components. We deliver purity products to customers through pipelines and across a truck rack located at the fractionation complex. In addition to revenues for fractionating the O-grade stream, we have percent-of-proceeds and income sharing contracts, which are subject to market pricing of olefins and NGLs. For percent-of-proceeds contracts, we retain a portion of the purity NGLs and olefins processed, or a portion of the proceeds from the sales of those commodities, as a fee. When NGLs and olefin prices increase, the value of the portion we retain as a fee increases. Conversely, when NGLs and olefin prices decrease, so does the value of the portion we retain as a fee. Under our income sharing contracts, we pay the producer the equivalent energy value for their liquids, similar to a traditional keep-whole processing agreement, and then share in the residual income created by the difference between NGLs and olefin prices as compared to natural gas prices. As NGLs and olefins prices increase in relation to natural gas prices, the value of the percent we retain as a fee increases. Conversely, when NGLs and olefins prices decrease as compared to natural gas prices, so does the value of the percent we retain as a fee. The major customers on our NGL pipelines include Targa Resources Partners LP, The Williams Companies, Inc. and Louis Dreyfus Highbridge Energy LLC.
Retail Propane Segment
As of December 31, 2011, we owned one of the three largest retail propane marketers in the United States based on gallons sold and served more than one million customers through a nationwide retail distribution network consisting of approximately 440 customer service locations in approximately 40 states. The propane operations extended from coast to coast with concentrations in the western, upper midwestern, northeastern and southeastern regions of the United States.
As discussed above, in January 2012 we contributed our propane operations to AmeriGas. See further discussion of this transaction in "Recent Developments and Current Growth Projects" above.
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

Asset Overview
Intrastate Transportation and Storage Segment
The following details our pipelines and storage facilities in the intrastate transportation and storage segment.
ET Fuel System

•	Capacity of 5.2 Bcf/d

•	Approximately 2,950 miles of natural gas pipeline

•	Two storage facilities with 12.4 Bcf of total working gas capacity

•	Bi-directional capabilities
The ET Fuel System serves some of the most active drilling areas in the United States and is comprised of intrastate natural gas pipeline and related natural gas storage facilities. With approximately 560 receipt and/or delivery points, including interconnects with pipelines providing direct access to power plants and interconnects with other intrastate and interstate pipelines, the ET Fuel System is strategically located near high-growth production areas and provides access to the Waha Hub near Midland, Texas, the Katy Hub near Houston, Texas and the Carthage Hub in East Texas, the three major natural gas trading centers in Texas. The major shippers on our pipelines include EOG Resources, Inc., Chesapeake Energy Marketing, Inc., XTO Energy, Inc. (“XTO”), Luminant Energy Company LLC, and EnCana.

The ET Fuel System also includes our Bethel natural gas storage facility, with a working capacity of 6.4 Bcf, an average withdrawal capacity of 300 MMcf/d and an injection capacity of 75 MMcf/d, and our Bryson natural gas storage facility, with a working capacity of 6.0 Bcf, an average withdrawal capacity of 120 MMcf/d and an average injection capacity of 96 MMcf/d. All of our storage capacity on the ET Fuel System is contracted to third parties under fee-based arrangements that expire in 2012 and 2013.
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
HPL System

•	Capacity of 5.5 Bcf/d

•	Approximately 4,350 miles of natural gas pipeline

•	Bammel storage facility with 62 Bcf of total working gas capacity
The HPL System is an extensive network of intrastate natural gas pipelines, an underground Bammel storage reservoir and related transportation assets. The system has access to multiple sources of historically significant natural gas supply reserves from South Texas, the Gulf Coast of Texas, East Texas and the western Gulf of Mexico, and is directly connected to major gas distribution, electric and industrial load centers in Houston, Corpus Christi, Texas City and other cities located along the Gulf Coast of Texas. The HPL System is well situated to gather and transport gas in many of the major gas producing areas in Texas including the strong presence in the key Houston Ship Channel and Katy Hub markets, allowing us to play an important role in the Texas natural gas markets. The HPL System also offers its shippers off-system opportunities due to its numerous interconnections with other pipeline systems, its direct access to multiple market hubs at Katy, the Houston Ship Channel and Agua Dulce, and our Bammel storage facility.
The Bammel storage facility has a total working gas capacity of approximately 62 Bcf, a peak withdrawal rate of 1.3 Bcf/d and a peak injection rate of 0.6 Bcf/d. The Bammel storage facility is located near the Houston Ship Channel market area and the Katy Hub and is ideally suited to provide a physical backup for on-system and off-system customers. As of December 31, 2011, we had approximately 13.7 Bcf committed under fee-based arrangements with third parties and approximately 48.6 Bcf stored in the facility for our own account.
East Texas Pipeline

•	Capacity of 2.4 Bcf/d

•	Approximately 370 miles of natural gas pipeline
The East Texas pipeline connects three treating facilities, one of which we own, with our Southeast Texas System. The East Texas pipeline was the first phase of a multi-phased project that increased service to producers in East and North Central Texas and provided access to the Katy Hub. The East Texas pipeline expansions include the 36-inch East Texas extension to connect our Reed compressor station in Freestone County to our Grimes County compressor station, the 36-inch Katy expansion connecting Grimes to the Katy Hub, and the 42-inch Southeast Bossier pipeline connecting our Cleburne to Carthage pipeline to the HPL System. Key shippers on the East Texas pipeline include XTO and EnCana with an average of approximately 540,000 MMBtu/d and 200,000 MMBtu/d, respectively.

Interstate Transportation Pipelines
The following details our pipelines in the interstate transportation segment.
Transwestern Pipeline

•	Capacity of 2.1 Bcf/d

•	Approximately 2,690 miles of interstate natural gas pipeline

•	Bi-directional capabilities
The Transwestern pipeline is an open-access interstate natural gas pipeline extending from the gas producing regions of West Texas, eastern and northwestern New Mexico, and southern Colorado primarily to pipeline interconnects off the east end of its system and to pipeline interconnects at the California border. The Transwestern pipeline has access to three significant gas basins: the Permian Basin in West Texas and eastern New Mexico; the San Juan Basin in northwestern New Mexico and southern Colorado; and the Anadarko Basin in the Texas and Oklahoma panhandle. Natural gas sources from the San Juan Basin and surrounding producing areas can be delivered eastward to Texas intrastate and mid-continent connecting pipelines and natural gas market hubs as well as westward to markets in Arizona, Nevada and California. Transwestern’s Phoenix lateral pipeline, with a throughput capacity of 500 MMcf/d, connects the Phoenix area to the Transwestern mainline.
Transwestern’s customers include local distribution companies, producers, marketers, electric power generators and industrial end-users. Transwestern transports natural gas in interstate commerce.
Tiger Pipeline

•	Capacity of 2.4 Bcf/d

•	Approximately 195 miles of interstate natural gas pipeline

•	Bi-directional capabilities
The Tiger pipeline is an approximately 195-mile interstate natural gas pipeline that connects to our dual 42-inch pipeline system near Carthage, Texas, extends through the heart of the Haynesville Shale and ends near Delhi, Louisiana, with interconnects to at least seven interstate pipelines at various points in Louisiana. The pipeline has a capacity of 2.4 Bcf/d, all of which is sold under long-term contracts ranging from 10 to 15 years.
Fayetteville Express Pipeline

•	Capacity of 2.0 Bcf/d

•	Approximately 185 miles of interstate natural gas pipeline

•	50/50 joint venture with Kinder Morgan Energy Partners, L.P. (“KMP”)
The Fayetteville Express pipeline is an approximately 185-mile interstate natural gas pipeline that originates near Conway County, Arkansas, continues eastward through White County, Arkansas and terminates at an interconnect with Trunkline Gas Company in Panola County, Mississippi. The pipeline has long-term contracts for 1.85 Bcf/d ranging from 10 to 12 years. The Fayetteville Express pipeline is a 50/50 joint venture with KMP.
Midstream
The following details our assets in the midstream segment.
Southeast Texas System

•	Approximately 5,540 miles of natural gas pipeline

•	One natural gas processing plant (the La Grange plant) with aggregate capacity of 210 MMcf/d

•	12 natural gas treating facilities with aggregate capacity of 1.6 Bcf/d

•	Four natural gas conditioning facilities with aggregate capacity of 650 MMcf/d
The Southeast Texas System is an integrated system that gathers, compresses, treats, processes and transports natural gas from the Austin Chalk trend. The La Grange processing plant also processes rich gas from the Eagle Ford Shale. The Southeast Texas System is a large natural gas gathering system covering thirteen counties between Austin and Houston. This system is connected to the Katy Hub through the East Texas pipeline and is connected to the Oasis pipeline, as well as two power plants. This allows us to bypass our processing plants and treating facilities when processing margins are unfavorable by blending untreated natural gas from the Southeast Texas System with natural gas on the Oasis pipeline while continuing to meet pipeline quality specifications.

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
North Texas System

•	Approximately 160 miles of natural gas pipeline

•	One natural gas processing plant (the Godley plant) with aggregate capacity of 480 MMcf/d

•	One natural gas conditioning facility with capacity of 100 MMcf/d
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
Canyon Gathering System

•	Approximately 1,390 miles of natural gas pipeline

•	Five natural gas conditioning facilities with aggregate capacity of 96 MMcf/d
The Canyon Gathering System consists of gathering pipeline ranging in diameters from two inches to 24 inches in the Piceance and Uinta Basins of Colorado and Utah and conditioning plants.
Northern Louisiana

•	Approximately 240 miles of natural gas pipeline

•	Three natural gas treating facilities with aggregate capacity of 385 MMcf/d
Our Northern Louisiana assets comprise several gathering systems in the Haynesville Shale with access to multiple markets through interconnects with several pipelines, including our Tiger pipeline. Our Northern Louisiana assets include the Bistineau, Creedence, and Tristate Systems.
Other Midstream Assets
The midstream segment also includes our interests in various midstream assets located in Texas, New Mexico and Louisiana, with gathering pipelines aggregating a combined capacity of approximately 115 MMcf/d, as well as one conditioning facility. We also own gathering pipelines serving the Marcellus Shale in West Virginia with aggregate capacity of approximately 250 MMcf/d.
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

NGL Transportation and Services
The following details our assets in the NGL transportation and services segment. All assets described below are owned by Lone Star, in which we have a 70% interest.
West Texas System

•	Capacity of 137,000 Bbls/d

•	Approximately 1,170 miles of NGL transmission pipelines
The West Texas System is an intrastate NGL pipeline consisting of 3-inch to 16-inch long-haul, mixed NGLs transportation pipeline that delivers 137,000 Bbls/d of capacity from the Regency Waha Processing Plant in the Permian Basin and our Godley Processing Plant in the Barnett Shale to the Mont Belvieu NGL storage facility.
Mont Belvieu Storage Facility

•	Working storage capacity of approximately 43 million Bbls

•	Approximately 140 miles of NGL transmission pipelines
The Mont Belvieu storage facility is an integrated liquids storage facility with over 43 million Bbls of salt dome capacity and 23 million Bbls of brine pond capacity, providing 100% fee-based cash flows. The Mont Belvieu storage facility has access to multiple NGL and refined product pipelines, the Houston Ship Channel trading hub, and numerous chemical plants, refineries and fractionators.
Hattiesburg Storage Facility

•	Working storage capacity of four million Bbls
The Hattiesburg storage facility is an integrated liquids storage facility with approximately four million Bbls of salt dome capacity, providing 100% fee-based cash flows.
Sea Robin Processing Plant

•	One cryogenic processing plant (the Chalmette Plant) with 850 MMcf/d residue capacity and 26,000 Bbls/d NGL capacity

•	20% non-operating interest held by Lone Star
Sea Robin is a cryogenic rich gas processing plant located on the Sea Robin Pipeline in southern Louisiana. The plant, which is connected to nine interstate and four intrastate residue pipelines as well as various deep-water production fields, has a residue capacity of 850 MMcf/d and an NGL capacity of 26,000 Bbls/d.
Refinery Services

•	One cryogenic processing plant (the Chalmette Plant) with 54 MMcf/d capacity

•	One cryogenic processing plant (the Sorrento Plant) with 28 MMcf/d capacity

•	One NGL fractionator with 25,000 Bbls/d capacity

•	Approximately 100 miles of NGL pipelines
Refinery Services consists of a refinery off-gas processing and O-grade NGL fractionation complex located along the Mississippi River refinery corridor in southern Louisiana that cryogenically processes refinery off-gas and fractionates the O-grade NGL stream into its higher value components. The O-grade fractionator located in Geismar, Louisiana is connected by approximately 100 miles of pipeline to the Sorrento and Chalmette cryogenic processing plants.
Business Strategy
We have designed our business strategy with the goal of increasing Unitholder distributions and the value of our Common Units. We believe we have engaged, and will continue to engage, in a well-balanced plan for growth through strategic acquisitions, internally generated expansion, and measures aimed at increasing the profitability of our existing assets.
We intend to continue to operate as a diversified, growth-oriented master limited partnership with a focus on increasing the amount of cash available for distribution on each Common Unit. We believe that by pursuing independent operating and growth strategies for our natural gas and NGL operations, we will be best positioned to achieve our objectives. We balance our desire for growth with our goal of preserving a strong balance sheet, strong liquidity and investment grade credit metrics.

We expect that acquisitions in natural gas and NGL operations will be the primary focus of our acquisition strategy going forward. We also anticipate that our natural gas operations will provide internal growth projects of greater scale as demonstrated by our significant number of completed natural gas pipeline projects.
Following is a summary of the business strategies of our core natural gas and NGL related businesses:
Enhance profitability of existing assets.  We intend to increase the profitability of our existing asset base by adding new volumes under long-term producer commitments, undertaking additional initiatives to enhance utilization and reducing costs by improving operations.
Engage in construction and expansion opportunities.  We intend to leverage our existing infrastructure and customer relationships by constructing and expanding systems to meet new or increased demand for midstream and transportation services.
Increase cash flow from fee-based businesses.  We intend to increase the percentage of our business conducted with third parties under fee-based arrangements in order to provide for stable, consistent cash flows over long contract periods while reducing exposure to changes in commodity prices.
Growth through acquisitions.  We intend to continue to make strategic acquisitions in our areas of operation that offer the opportunity for operational efficiencies and the potential for increased utilization and expansion of our existing and acquired assets.
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
Natural gas and crude oil produced at the wellhead contain varying amounts of mixed NGLs. After extraction by a processing plant the mixed NGLs are transported to a facility for fractionation into NGL products such as ethane, propane, butane, and natural gasoline. The NGL products are then delivered to end-users through pipelines, trucks, rail car and barges. End-users of NGL products include petrochemical, refining companies and end-use propane customers.
Demand for natural gas.  Natural gas continues to be a critical component of energy consumption in the United States. According to data released in December 2011 by the Energy Information Administration, total domestic consumption of natural gas is expected to rise to 26.5 Tcf in 2035 compared to 2010 consumption of 24.1 Tcf. The industrial and electricity generation sectors currently account for more than half of natural gas usage in the United States.
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
NGL transportation. NGL transportation pipelines transport mixed NGLs and other hydrocarbons from natural gas processing facilities to fractionation plants and storage facilities.
NGL storage. NGL storage facilities are used for the storage of mixed NGLs, NGL products and petrochemical products owned by third-parties in storage tanks and underground wells, which allow for the injection and withdrawal of such products at various times of the year to meet demand cycles.
NGL Fractionation and Processing. NGL fractionators separate mixed NGL streams into purity products, such as ethane, propane, normal butane, isobutane and natural gasoline.
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
In markets served by our NGL pipelines, we face competition with other pipeline companies and barge, rail and truck fleet operations. We face competition with other storage facilities based on fees charged and the ability to receive and distribute the customer's products.
Credit Risk and Customers
We maintain credit policies with regard to our counterparties that we believe significantly reduce overall credit risk. These policies include an evaluation of potential counterparties’ financial condition (including credit ratings), requirements for collateral under certain circumstances, and the use of standardized agreements, which allow for netting of positive and negative exposure associated with a single or multiple counterparties.
Our counterparties consist primarily of petrochemical companies and other industrials, small to major oil and gas producers, midstream, and power generation companies. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. Currently, management does not anticipate a material adverse effect on financial position or results of operations as a result of counterparty performance.
Our natural gas transportation and midstream revenues are derived significantly from companies that engage in natural gas exploration and production activities. Prices for natural gas have been negatively impacted in recent years by economic conditions and the discovery and development of new shale formations. As a result, many of our customers have been negatively impacted. We are diligent in attempting to mitigate credit risk relating to our customers.
During the year ended December 31, 2011, none of our customers individually accounted for more than 10% of our consolidated revenues.

Regulation
Regulation of Interstate Natural Gas Pipelines.  The FERC has broad regulatory authority over the business and operations of interstate natural gas pipelines. Under the Natural Gas Act (“NGA”), the FERC generally regulates the transportation of natural gas in interstate commerce. For FERC regulatory purposes, “transportation” includes natural gas pipeline transmission (forwardhauls and backhauls), storage and other services. The Transwestern and Tiger pipelines transport natural gas in interstate commerce and thus both pipelines qualify as a “natural gas company” under the NGA subject to the FERC’s regulatory jurisdiction. We also hold a joint venture interest in the Fayetteville Express pipeline, an NGA-jurisdictional interstate transportation system subject to the FERC’s broad regulatory oversight.
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
Under the terms of a prior settlement, Transwestern was required to file a new NGA Section 4 general rate case no later than October 1, 2011. However, on September 2, 2011, the FERC granted Transwestern's request for an extension of the filing date until December 1, 2011. On September 21, 2011, in lieu of filing a new rate case, Transwestern filed a proposed settlement with the FERC, which was approved by the FERC on October 31, 2011. In general, the settlement provides for the continued use of Transwestern's currently effective transportation and fuel tariff rates, with the exception of certain San Juan Lateral fuel rates which will be reduced over a three year period beginning in April 2012. The settlement also resolves certain non-rate matters, and approves Transwestern's use of certain previously approved accounting methodologies. Under the settlement, Transwestern is required to file a new NGA Section 4 rate case on or before October 1, 2014.
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
In April 2010, the application for authority to construct the Tiger pipeline was approved by the FERC and field construction began on the pipeline in June 2010. The Tiger pipeline was placed in service on December 1, 2010. The rates charged for services on the Tiger pipeline are largely governed by long-term negotiated rate agreements. In June 2010, we filed an application for authority to construct and operate a 0.4 Bcf/d expansion of the Tiger pipeline with the FERC and in February 2011 we accepted the FERC’s certificate order authorizing the construction and operation of this expansion and the rate-related arrangements for the services to be provided on this expansion. The expansion was placed in service on August 1, 2011.
The maximum rates to be charged by NGA-jurisdictional natural gas companies and their terms and conditions for service are generally required to be on file with the FERC in FERC-approved tariffs. Most natural gas companies are authorized to offer discounts from their FERC-approved maximum just and reasonable rates when competition warrants such discounts. Natural gas companies are also generally permitted to offer negotiated rates different from rates established in their tariff if, among other requirements, such companies’ tariffs offer a cost-based recourse rate available to a prospective shipper as an alternative to the negotiated rate. Natural gas companies must make offers of rate discounts and negotiated rates on a basis that is not unduly discriminatory. Existing tariff rates may be challenged by complaint, and if found unjust and unreasonable, may be altered on a prospective basis by the FERC. We cannot guarantee that the FERC will continue to pursue its approach of pro-competitive policies as it considers matters such as pipeline rates and rules and policies that may affect rights of access to natural gas transportation capacity, transportation and storage facilities.

Pursuant to the FERC’s rules promulgated under the Energy Policy Act of 2005, it is unlawful for any entity, directly or indirectly, in connection with the purchase or sale of electric energy or natural gas or the purchase or sale of transmission or transportation services subject to FERC jurisdiction: (1) to defraud using any device, scheme or artifice; (2) to make any untrue statement of material fact or omit a material fact; or (3) to engage in any act, practice or course of business that operates or would operate as a fraud or deceit. The Commodity Futures Trading Commission (“CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act (“CEA”). With regard to our physical purchases and sales of natural gas, NGLs or other energy commodities; our gathering or transportation of these energy commodities; and any related hedging activities that we undertake, we are required to observe these anti-market manipulation laws and related regulations enforced by the FERC and/or the CFTC. These agencies hold substantial enforcement authority, including the ability to assess civil penalties of up to $1 million per day per violation, to order disgorgement of profits and to recommend criminal penalties. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third party damage claims by, among others, sellers, royalty owners and taxing authorities.
Failure to comply with the NGA, the Energy Policy Act of 2005 and the other federal laws and regulations governing our operations and business activities can result in the imposition of administrative, civil and criminal remedies.
Regulation of Intrastate Natural Gas and NGL Pipelines.  Intrastate transportation of natural gas and NGLs is largely regulated by the state in which such transportation takes place. To the extent that our intrastate natural gas transportation systems transport natural gas in interstate commerce, the rates, terms and conditions of such services are subject to FERC jurisdiction under Section 311 of the Natural Gas Policy Act (“NGPA”). The NGPA regulates, among other things, the provision of transportation services by an intrastate natural gas pipeline on behalf of a local distribution company or an interstate natural gas pipeline. The rates, terms and conditions of some transportation and storage services provided on the Oasis pipeline, HPL System, East Texas pipeline and ET Fuel System are subject to FERC regulation pursuant to Section 311 of the NGPA. Under Section 311, rates charged for intrastate transportation must be fair and equitable, and amounts collected in excess of fair and equitable rates are subject to refund with interest. The terms and conditions of service set forth in the intrastate facility’s statement of operating conditions are also subject to the FERC review and approval. Should the FERC determine not to authorize rates equal to or greater than our currently approved Section 311 rates, our business may be adversely affected. Failure to observe the service limitations applicable to transportation and storage services under Section 311, failure to comply with the rates approved by the FERC for Section 311 service, and failure to comply with the terms and conditions of service established in the pipeline’s FERC-approved statement of operating conditions could result in an alteration of jurisdictional status, and/or the imposition of administrative, civil and criminal remedies.
The FERC has adopted market-monitoring and annual reporting regulations, which regulations are applicable to many intrastate pipelines as well as other entities that are otherwise not subject to the FERC’s NGA jurisdiction such as natural gas marketers. These regulations are intended to increase the transparency of wholesale energy markets, to protect the integrity of such markets, and to improve the FERC’s ability to assess market forces and detect market manipulation. The FERC has also issued regulations requiring interstate pipelines and certain major non-interstate pipelines to post, on a daily basis, capacity, scheduled flow information and actual flow information. As these posting requirements for major non-interstate pipelines have been vacated on appeal by the U.S. 5th Circuit Court of Appeals, it is not known with certainty whether and to what extent the FERC will continue to attempt to impose such posting requirements. Should the FERC succeed in reimposing these or similar regulations we could be subject to further costs and administrative burdens, none of which are expected to have a material impact on our operations.
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
Regulation of Sales of Natural Gas and NGLs.  The price at which we buy and sell natural gas currently is not subject to federal regulation and, for the most part, is not subject to state regulation. The price at which we sell NGLs is not subject to federal or state regulation.
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
Regulation of Gathering Pipelines.  Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of the FERC under the NGA. We own a number of natural gas pipelines in Texas, Louisiana, Colorado, West Virginia and Utah that we believe meet the traditional tests the FERC uses to establish a pipeline’s status as a gatherer not subject to FERC jurisdiction. However, the distinction between the FERC-regulated transmission services and federally unregulated gathering services has been the subject of substantial litigation and varying interpretations, so the classification and regulation of our gathering facilities could be subject to change based on future determinations by the FERC and the courts. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation.
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
Regulation of Pipeline Safety.  Our pipeline operations are subject to regulation by the U.S. Department of Transportation (“DOT”), under the PHMSA, pursuant to which the PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. In addition, the states in which we conduct operations administer federal pipeline safety standards under the Natural Gas Pipeline Safety Act of 1968, as amended (the “NGPSA”), which requires compliance with safety standards during construction and operation of certain the pipelines and subjects the pipelines to regular inspections. Failure to comply with the safety laws and regulations may result in the imposition of administrative, civil and criminal remedies. The “rural gathering exemption” under the NGPSA presently exempts substantial portions of our gathering facilities from jurisdiction under the NGPSA, but does not apply to our intrastate natural gas pipelines. The portions of our facilities that are exempt include those portions located outside of cities, towns or any area designated as residential or commercial, such as a subdivision or shopping center. Changes to federal pipeline safety laws and regulations are being considered by Congress and the DOT including changes to the “rural gathering exemption,” which may be restricted in the future. Other safety regulations may be made more stringent and penalties could be increased. Such legislative and regulatory changes could have a material effect on our operations and costs of transportation service.

In addition to existing pipeline safety regulations, on January 3, 2012, President Obama signed into law the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, that increases pipeline safety regulation. Among other things, the legislation doubles the maximum administrative fines for safety violations from $100,000 to $200,000 for a single violation and from $1 million to $2 million for a related series of violations, and provides that these maximum penalty caps do not apply to civil enforcement actions; permits the DOT Secretary to mandate automatic or remote controlled shut off valves on new or entirely replaced pipelines; requires the DOT Secretary to evaluate whether integrity management system requirements should be expanded beyond high-consequence areas (“HCAs”), within 18 months of enactment; and provides for regulation of carbon dioxide transported by pipeline in a gaseous state and requires the DOT Secretary to prescribe minimum safety regulations for such transportation.
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
The clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Changes in environmental laws and regulations that result in more stringent waste handling, storage, transport, disposal or remediation requirements will increase our cost for performing those activities, and if those increases are sufficiently large, they could have a material adverse effect on our operations and financial position. Moreover, risks of process upsets, accidental releases or spills are associated with our operations, and we cannot guarantee that we will not incur significant costs and liabilities if such upsets, releases or spills were to occur. In the event of future increases in costs, we may be unable to pass on those increases to our customers. While we believe that we are in substantial compliance with existing environmental laws and regulations and that continued compliance with current requirements will not have a material adverse effect on us, there is no assurance that this trend will continue in the future.
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

We currently own or lease, and have in the past owned or leased, numerous properties that for many years have been used for the measurement, gathering, field compression and processing of natural gas and NGLs. Although we used operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or wastes may have been disposed of or released on or under the properties owned or leased by us, or on or under other locations where such wastes were taken for disposal. In addition, some of these properties have been operated by third parties whose treatment and disposal or release of petroleum hydrocarbons and wastes was not under our control. These properties and the materials disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes or property contamination, or to perform remedial activities to prevent future contamination. A predecessor company acquired by us in July 2001 had previously received and responded to a request for information from the United States Environmental Protection Agency (the “EPA”) regarding its potential contribution to widespread groundwater contamination in San Bernardino, California, known as the Newmark Groundwater Contamination Superfund site. We have not received any follow-up correspondence from the EPA on the matter since our acquisition of the predecessor company in 2001. In addition, through our acquisitions of ongoing businesses, we are currently involved in several remediation projects that have cleanup costs and related liabilities. As of December 31, 2011 and 2010, accruals of $13.7 million and $13.8 million, respectively, were recorded in our consolidated balance sheets as accrued and other current liabilities and other non-current liabilities to cover estimated material environmental liabilities including certain matters assumed in connection with our acquisition of the HPL System, the Transwestern acquisition, potential environmental liabilities for three sites that were formerly owned by Titan or its predecessors and the predecessor owner’s share of certain environmental liabilities of ETC OLP.
Transwestern conducts soil and groundwater remediation at a number of its facilities. Some of the cleanup activities include remediation of several compressor sites on the Transwestern system for contamination by polychlorinated biphenyls (“PCBs”), and the costs of this work are not eligible for recovery in rates. The total accrued future estimated cost of remediation activities expected to continue through 2025 is $5.7 million, which is included in the total environmental accruals mentioned above. Transwestern received FERC approval for rate recovery of projected soil and groundwater remediation costs not related to PCBs effective April 1, 2007.
Transwestern, as part of ongoing arrangements with customers, continues to incur costs associated with containing and removing potential PCB contamination. Future costs cannot be reasonably estimated because remediation activities are undertaken as potential claims are made by customers and former customers. However, such future costs are not expected to have a material impact on our financial position, results of operations or cash flows.
The Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous state laws impose restrictions and strict controls regarding the discharge of pollutants into state and federal waters. The discharge of pollutants into regulated waters is prohibited, except in accord with the terms of a permit issued by EPA or the state. Any unpermitted release of pollutants, including NGLs or condensates, from our systems or facilities into regulated waters could result in fines or penalties, as well as significant remedial obligations. We believe that we are in compliance with the Clean Water Act. The regulations for the EPA’s Spill Prevention, Control and Countermeasures (“SPCC”) program were recently modified. We are currently reviewing the impact to our operations and expect to expend resources on tank integrity testing and any associated corrective actions as well as potential upgrades to containment structures. Costs associated with tank integrity testing and resulting corrective actions cannot be reasonably estimated at this time, but we believe such costs will not have a material adverse effect on our financial position, results of operations or cash flows.
The Federal Clean Air Act, as amended, and comparable state laws restrict the emission of air pollutants from many sources, including processing plants and compressor stations. These laws and any implementing regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions, impose stringent air permit requirements or utilize specific equipment or technologies to control emissions. Failure to comply with these laws and regulations could expose us to civil and criminal enforcement actions. We have established agency-approved baseline monitoring of NOx emissions from our Katy Compressor Station in Harris County, Texas, which is in a non-attainment area for ozone. The NOx baseline has been established and we have a sufficient amount of NOx emission allowances that would allow the facility to continue at its current level of operation in the non-attainment area. On March 30, 2010, the Texas Commission on Environmental Quality (“TCEQ”) adopted two revisions to the state implementation plan responding to the EPA’s re-designation of the Houston area to a severe ozone non-attainment area. These revisions will require reductions in current emissions. By March 2013, TCEQ is required to develop a plan to address the recent change in the ozone standard from 0.08 parts per million (“ppm”) to 0.075 ppm. We expect these efforts will result in the adoption of new regulations that may require additional NOx emissions reductions at large emission sources in the Houston-Galveston ozone non-attainment area.
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
In addition, on October 30, 2009, the EPA published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas sources in the United States on an annual basis, beginning in 2011 for emissions occurring after January 1, 2010. On November 8, 2010, the EPA adopted an expansion of its greenhouse gas reporting rule to include onshore oil and natural gas production, processing, transmission, storage, and distribution facilities. Under the rule reporting of greenhouse gas emissions from such facilities, including many of our facilities, is now required on an annual basis, with reporting beginning in 2012 for emissions occurring in 2011.
Some have suggested that one consequence of climate change could be increased severity of extreme weather, such as increased hurricanes and floods. If such effects were to occur, our operations could be adversely affected in various ways, including damages to our facilities from powerful winds or rising waters, or increased costs for insurance. Another possible consequence of climate change is increased volatility in seasonal temperatures. The market for our natural gas is generally improved by periods of colder weather and impaired by periods of warmer weather, so any changes in climate could affect the market for the fuels that we produce. Despite the use of the term “global warming” as a shorthand for climate change, some studies indicate that climate change could cause some areas to experience substantially colder temperatures than their historical averages. As a result, it is difficult to predict how the market for our fuels would be affected by increased temperature volatility, although if there is an overall trend of warmer temperatures, it would be expected to have an adverse effect on our business.
Our pipeline operations are subject to regulation by the DOT under the Pipeline Hazardous Materials Safety Administration (“PHMSA”), pursuant to which the PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, the PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas.” Activities under these integrity management programs involve the performance of internal pipeline inspections, pressure testing or other effective means to assess the integrity of these regulated pipeline segments, and the regulations require prompt action to address integrity issues raised by the assessment and analysis. Based on the results of our current pipeline integrity testing programs, we estimate that compliance with these federal regulations and analogous state pipeline integrity requirements will result in capital costs of $3.4 million and operating and maintenance costs of $17.9 million over the course of the next year. Integrity testing and assessment of all of these assets will continue, and the potential exists that results of such testing and assessment could cause us to incur even greater capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines.
We are subject to the requirements of the federal Occupational Safety and Health Act, also known as OSHA, and comparable state laws that regulate the protection of the health and safety of employees. In addition, OSHA’s hazardous communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are in compliance with the OSHA requirements, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances.
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
Employees
As of January 31, 2012, we employed 1,946 persons, none of which are represented by labor unions. We believe that our relations with our employees are satisfactory. Our retail propane operations were contributed to AmeriGas on January 12, 2012; therefore, our employee headcount as of January 31, 2012 excluded employees of the retail propane operations.
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
The amount of cash we can distribute to holders of our Common Units or other partnership securities depends upon the amount of cash we generate from our operations. The amount of cash we generate from our operations will fluctuate from quarter to quarter and will depend upon, among other things:

•	the amount of natural gas transported in our pipelines and gathering systems;

•	the level of throughput in our processing and treating operations;

•	the fees we charge and the margins we realize for our gathering, treating, processing, storage and transportation services;

•	the price of natural gas and NGLs;

•	the relationship between natural gas and NGL prices;

•	the amount of cash distributions we receive with respect to the AmeriGas common units that we own;

•	the weather in our operating areas;

•	the level of competition from other midstream companies, interstate pipeline companies and other energy providers;

•	the level of our operating costs;

•	prevailing economic conditions; and

•	the level of our derivative activities.
In addition, the actual amount of cash we will have available for distribution will also depend on other factors, such as:

•	the level of capital expenditures we make;

•	the level of costs related to litigation and regulatory compliance matters;

•	the cost of acquisitions, if any;

•	the levels of any margin calls that result from changes in commodity prices;

•	our debt service requirements;

•	fluctuations in our working capital needs;

•	our ability to borrow under our credit facilities;

•	our ability to access capital markets;

•	restrictions on distributions contained in our debt agreements; and

•	the amount, if any, of cash reserves established by our General Partner in its discretion for the proper conduct of our business.
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
As of December 31, 2011, ETE owned 50,226,967 ETP Common Units and SUG, as a subsidiary of ETE, is expected to receive $105 million of additional ETP Common Units upon consummation of the Citrus Acquisition. If ETE were to sell and/or distribute its Common Units to the holders of its equity interests in the future, those holders may dispose of some or all of these units. The sale or disposition of a substantial portion of these units in the public markets could reduce the market price of our outstanding Common Units.
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
As of December 31, 2011, we had approximately $7.81 billion of consolidated debt, excluding the credit facilities of our joint ventures. Our level of indebtedness affects our operations in several ways, including, among other things:

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
As of December 31, 2011, we had approximately $7.81 billion of consolidated debt, excluding the credit facilities of our joint ventures. A significant increase in our indebtedness that is proportionately greater than our issuances of equity could negatively impact our credit ratings or our ability to remain in compliance with the financial covenants under our revolving credit agreement, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Increases in interest rates could adversely affect our business, results of operations, cash flows and financial condition.
In addition to our exposure to commodity prices, we have exposure to changes in interest rates. As of December 31, 2011, we had approximately $7.81 billion of consolidated debt, excluding the credit facilities of our joint ventures. Approximately $314.4 million of our consolidated debt bears interest at variable interest rates and the remainder bears interest at fixed rates. To the extent that we have debt with floating interest rates, our results of operations, cash flows and financial condition could be materially adversely affected by increases in interest rates. We manage a portion of our interest rate exposures by utilizing interest rate swaps.
As of December 31, 2011, we had a total of $1.15 billion of notional amount of forward-starting interest rate swaps outstanding to hedge the anticipated issuance of senior notes in 2012 and 2013. In addition, we had a total of $500 million of notional amount of interest rate swaps that swap a portion of our fixed rate debt to floating.
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
Furthermore, if the Unitholders are dissatisfied with the performance of our General Partner, they will have little ability to remove our General Partner. The General Partner generally may not be removed except upon the vote of the holders of 66 2/3% of the outstanding units voting together as a single class, including units owned by the General Partner and its affiliates. As of December 31, 2011, ETE and its affiliates held approximately 22% of our outstanding units, with an additional approximate 1% of our outstanding units held by our officers and directors. Consequently, it could be difficult to remove the General Partner without the consent of the General Partner and our related parties.
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
We have a holding company structure in which our subsidiaries conduct our operations and own our operating assets.
We are a holding company, and our subsidiaries conduct all of our operations and own all of our operating assets. We do not have significant assets other than the partnership interests and the equity in our subsidiaries. As a result, our ability to make required payments on the notes depends on the performance of our subsidiaries and their ability to distribute funds to us. The ability of our subsidiaries to make distributions to us may be restricted by, among other things, credit facilities and applicable state partnership laws and other laws and regulations. If we are unable to obtain the funds necessary to pay the principal amount at maturity of the notes, we may be required to adopt one or more alternatives, such as a refinancing of the notes. We cannot assure you that we would be able to refinance the notes.
We do not have the same flexibility as other types of organizations to accumulate cash, which may limit cash available to service the notes or to repay them at maturity.
Unlike a corporation, our partnership agreement requires us to distribute, on a quarterly basis, 100% of our Available Cash to our Unitholders of record and our General Partner. Available Cash is generally all of our cash on hand as of the end of a quarter, adjusted for cash distributions and net changes to reserves. Our General Partner will determine the amount and timing of such distributions and has broad discretion to establish and make additions to our reserves or the reserves of our operating subsidiaries in amounts it determines in its reasonable discretion to be necessary or appropriate:

•	to provide for the proper conduct of our business and the businesses of our operating subsidiaries (including reserves for future capital expenditures and for our anticipated future credit needs);

•	to provide funds for distributions to our Unitholders and our General Partner for any one or more of the next four calendar quarters; or

•	to comply with applicable law or any of our loan or other agreements.

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
ETE indirectly owns our General Partner and as a result controls us. ETE also owns the general partner of Regency, a publicly traded partnership with which we compete in the natural gas gathering, processing and transportation business. The directors and officers of our General Partner and its affiliates have fiduciary duties to manage our General Partner in a manner that is beneficial to ETE, the sole owner of our General Partner. At the same time, our General Partner has fiduciary duties to manage us in a manner that is beneficial to our Unitholders. Therefore, our General Partner’s duties to us may conflict with the duties of its officers and directors to ETE as its sole owner. As a result of these conflicts of interest, our General Partner may favor its own interest or those of ETE, Regency or their owners or affiliates over the interest of our Unitholders.
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
In addition, certain conflicts may arise as a result of our pursuing acquisitions or development opportunities that may also be advantageous to Regency. If we are limited in our ability to pursue such opportunities, we may not realize any or all of the commercial value of such opportunities. In addition, if Regency is allowed access to our information concerning any such opportunity and Regency uses this information to pursue the opportunity to our detriment, we may not realize any of the commercial value of this opportunity. In either of these situations, our business, results of operations and the amount of our distributions to our Unitholders may be adversely affected. We cannot assure Unitholders that such conflicts will not occur or that our internal conflicts policy will be effective in all circumstances to protect our commercially sensitive information or to realize the commercial value of our business opportunities.
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
Certain of our joint ventures have their own governing boards, and we may not control all of the decisions of those boards. Consequently, it may be difficult or impossible for us to cause the joint venture entity to take actions that we believe would be in our or the joint venture's best interests. Likewise, we may be unable to prevent actions of the joint venture.
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
For a portion of the natural gas gathered and processed at the North Texas System and Southeast Texas System, we enter into percent-of-proceeds arrangements, keep-whole arrangements, and processing fee agreements pursuant to which we agree to gather and process natural gas received from the producers. Under percent-of-proceeds arrangements, we generally sell the residue gas and NGLs at market prices and remit to the producers an agreed upon percentage of the proceeds based on an index price. In other cases, instead of remitting cash payments to the producer, we deliver an agreed upon percentage of the residue gas and NGL volumes to the producer and sell the volumes we keep to third parties at market prices. Under these arrangements, our revenues and gross margins decline when natural gas prices and NGL prices decrease. Accordingly, a decrease in the price of natural gas or NGLs could have an adverse effect on our results of operations. Under keep-whole arrangements, we generally sell the NGLs produced from our gathering and processing operations to third parties at market prices. Because the extraction of the NGLs from the natural gas during processing reduces the Btu content of the natural gas, we must either purchase natural gas at market prices for return to producers or make a cash payment to producers equal to the value of this natural gas. Under these arrangements, our revenues and gross margins decrease when the price of natural gas increases relative to the price of NGLs if we are not able to bypass our processing plants and sell the unprocessed natural gas. Under processing fee agreements, we process the gas for a fee. If recoveries are less than those guaranteed to the producer, we may suffer a loss by having to supply liquids or its cash equivalent to keep the producer whole with regard to contractual recoveries.
In the past, the prices of natural gas and NGLs have been extremely volatile, and we expect this volatility to continue. For example, during the year ended December 31, 2011, the NYMEX settlement price for the prompt month contract ranged from a high of $4.38 per MMBtu to a low of $3.36 per MMBtu. A composite of the Mt. Belvieu average NGLs price based upon our average NGLs composition during our year ended December 31, 2011 ranged from a high of approximately $1.36 per gallon to a low of approximately $1.15 per gallon.
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
From time to time, we have sought to limit a portion of the adverse effects resulting from changes in natural gas and other commodity prices and interest rates by using derivative financial instruments and other risk management mechanisms and by our trading, marketing and/or system optimization activities. To the extent that we hedge our commodity price and interest rate exposures, we forego the benefits we would otherwise experience if commodity prices or interest rates were to change in our favor. In addition, even though monitored by management, our derivatives activities can result in losses. Such losses could occur under various circumstances, including if a counterparty does not perform its obligations under the derivative arrangement, the hedge is imperfect, commodity prices move unfavorably related to our physical or financial positions or hedging policies and procedures are not followed.

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
Our interstate segment derives a significant portion of its revenue from charging its customers for reservation of capacity, which revenues it receives regardless of whether these customers actually use the reserved capacity. Our interstate segment also generates revenue from transportation of natural gas for customers without reserved capacity. If the reserves available through the supply basins connected to our interstate pipelines decline, a decrease in development or production activity could cause a decrease in the volume of natural gas available for transmission or a decrease in demand for natural gas transportation on our interstate pipelines over the long run.
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
Our strategy contemplates growth through the development and acquisition of a wide range of midstream, transportation, storage, and other energy infrastructure assets while maintaining a strong balance sheet. This strategy includes constructing and acquiring additional assets and businesses to enhance our ability to compete effectively and diversify our asset portfolio, thereby providing more stable cash flow. We regularly consider and enter into discussions regarding, and are currently contemplating, the acquisition of additional assets and businesses, stand alone development projects or other transactions that we believe will present opportunities to realize synergies and increase our cash flow.
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
As of December 31, 2011, our consolidated balance sheet reflected $1.22 billion of goodwill and $331.4 million of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. Accounting principles generally accepted in the United States require us to test goodwill for impairment on an annual basis or when events or circumstances occur, indicating that goodwill might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ capital and balance sheet leverage as measured by debt to total capitalization.
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
For the year ended December 31, 2011, EnCana Oil and Gas (USA), Inc., Rosetta Resources Operating LP, EnerVest Operating, LLC, and SandRidge Energy Inc. supplied us with approximately 67% of the Southeast Texas System’s natural gas supply. For our year ended December 31, 2011, EOG Resources, Inc., affiliates of Chesapeake Energy Corporation, XTO Energy Inc. (“XTO”) and EnCana Oil and Gas (USA), Inc., supplied us with approximately 76% of the North Texas System’s natural gas supply. We are not the only option available to these producers for disposition of the natural gas they produce. To the extent that these and other producers may reduce the volumes of natural gas that they supply us, we would be adversely affected unless we were able to acquire comparable supplies of natural gas from other producers.
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
During 2011 Natural Gas Exchange, Inc., EDF Trading North America, Inc., XTO Energy, Inc. and ConocoPhillips collectively accounted for approximately 30% of our intrastate transportation and storage revenues.
With respect to our interstate transportation operations, FEP, an entity in which we own a 50% interest, has 10-12 year agreements from a small number of major shippers for approximately 1.85 Bcf/d of firm transportation service on the 2.0 Bcf/d Fayetteville Express pipeline project. In connection with our Tiger pipeline, we have an agreement with Chesapeake Energy Marketing, Inc. that provides for a 15-year commitment for firm transportation capacity of approximately 1.0 Bcf/d. We also have agreements with other shippers that provide for 10-year commitments for firm transportation capacity on the Tiger pipeline totaling approximately 1.4 Bcf/d, bringing the total shipper commitments to approximately 2.4 Bcf/d of firm transportation service in the Tiger pipeline project. Transwestern generates the majority of its revenues from long-term and short-term firm transportation contracts with natural gas producers, local distribution companies and end-users.
During 2011, Chesapeake Energy Marketing, Inc., EnCana Marketing (USA), Inc. (“EnCana”), Shell Energy North America (US), L.P. and Pacific Summit Energy LLC collectively accounted for 37% of our interstate revenues.

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
Intrastate transportation of NGLs is largely regulated by the state in which such transportation takes place. The West Texas Pipeline, which we acquired as part the LDH acquisition, transports NGLs within the state of Texas and is subject to regulation by the TRRC. This NGL transportation system offers services pursuant to an intrastate transportation tariff on file with the TRRC. Such services must be provided in a manner that is just, reasonable and non-discriminatory. We believe that this NGL system does not currently provide interstate service and that it is thus not subject to FERC jurisdiction under the Interstate Commerce Act (the “ICA”) and the Energy Policy Act of 1992. We cannot guarantee that the jurisdictional status of this NGL pipeline system will remain unchanged. If the West Texas Pipeline became subject to regulation by the FERC, pursuant to the ICA, the FERC's rate-making methodologies may, among other things, delay the use of rates that reflect increased costs and subject us to potentially burdensome and expensive operational, reporting and other requirements. Any of the foregoing could adversely affect revenues and cash flow related to these assets.
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
FERC has adopted market-monitoring and annual and quarterly reporting regulations, which regulations are applicable to many intrastate pipelines as well as other entities that are otherwise not subject to FERC’s NGA jurisdiction, such as natural gas marketers. These regulations are intended to increase the transparency of wholesale energy markets, to protect the integrity of such markets, and to improve FERC’s ability to assess market forces and detect market manipulation. These regulations may result in administrative burdens and additional compliance costs for us.
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
On September 21, 2011, in lieu of filing a new general rate case filing under Section 4 of the NGA, Transwestern filed a proposed settlement with the FERC, which was approved by the FERC on October 31, 2011. Transwestern is required to file a new general rate case on October 1, 2014. However, shippers which were not parties to the settlement have the right to challenge the lawfulness of tariff rates that have become final and effective. The FERC may also investigate such rates absent shipper complaint.
Some of the shippers on our interstate pipelines pay rates established pursuant to long-term, negotiated rate transportation agreements. Prospective shippers on our interstate pipelines that elect not to pay a negotiated rate for service may instead choose to pay a cost-based recourse rate. Negotiated rate agreements generally provide a degree of certainty to the pipeline and shipper as to a fixed rate during the term of the relevant transportation agreement, but such agreements can limit the pipeline’s future ability to collect costs associated with construction and operation of the pipeline that might be higher than anticipated at the time the negotiated rate agreement was entered.
Any successful challenge to the rates of our interstate natural gas companies, whether the result of a complaint, protest or investigation, could reduce our revenues associated with providing transportation services on a prospective basis. We cannot guarantee that our interstate pipelines will be able to recover all of their costs through existing or future rates.
The ability of interstate pipelines held in tax-pass-through entities, like us, to include an allowance for income taxes in their regulated rates has been subject to extensive litigation before the FERC and the courts, and the FERC’s current policy is subject to future refinement or change.
The ability of interstate pipelines held in tax-pass-through entities, like us, to include an allowance for income taxes as a cost-of-service element in their regulated rates has been subject to extensive litigation before the FERC and the courts for a number of years. It is currently the FERC’s policy to permit pipelines to include in cost-of-service a tax allowance to reflect actual or potential income tax liability on their public utility income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Under the FERC’s policy, we thus remain eligible to include an income tax allowance in the tariff rates we charge for interstate natural gas transportation. The application of that policy remains subject to future refinement or change by the FERC. With regard to rates charged and collected by Transwestern, the allowance for income taxes as a cost-of-service element in our tariff rates is generally not subject to challenge prior to the end of the term of our 2011 rate case settlement.

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
Our natural gas and NGL operations are subject to stringent federal, state, and local laws and regulations that seek to protect human health and the environment, including those governing the emission or discharge of materials into the environment. These laws and regulations may require the acquisition of permits for our operations, result in capital expenditures to manage, limit or prevent emissions, discharges or releases of various materials from our pipelines, plants and facilities and impose substantial liabilities for pollution resulting from our operations. Several governmental authorities, such as the EPA, have the power to enforce compliance with these laws and regulations and the permits issued under them and frequently mandate difficult and costly remediation measures and other actions. Failure to comply with these laws, regulations and permits may result in the assessment of significant administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctive relief.
We may incur substantial environmental costs and liabilities because of the underlying risk inherent to our operations. Certain environmental laws and regulations can provide for joint and several strict liability for cleanup to address discharges or releases of petroleum hydrocarbons or other materials or wastes at sites to which we may have sent wastes or on, under or from our properties and facilities, many of which have been used for industrial activities for a number of years, even if such discharges were caused by our predecessors. Private parties, including the owners of properties through which our gathering systems pass or facilities where our petroleum hydrocarbons or wastes are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance as well as to seek damages for non-compliance with environmental laws and regulations, personal injury or property damage. The total accrued future estimated cost of remediation activities relating to our Transwestern pipeline operations expected to continue through 2025 was $5.7 million as of December 31, 2011.
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
On July 28, 2011, the U.S. Environmental Protection Agency ("EPA") proposed rules that would establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, EPA's proposed rule package includes New Source Performance Standards ("NSPS") to address emissions of sulfur dioxide and volatile organic compounds ("VOCs"), and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The EPA's proposal would require the reduction of VOC emissions from oil and natural gas production facilities by mandating the use of "green completions" for hydraulic fracturing, which requires the operator to recover rather than vent the gas and natural gas liquids that come to the surface during completion of the fracturing process. The proposed rules also would establish specific requirements regarding emissions from compressors, dehydrators, storage tanks and other production equipment. In addition, the rules would establish new leak detection requirements for natural gas processing plants. The EPA must take final action on the proposed rules by February 28, 2012. If finalized, these rules could require a number of modifications to our operations including the installation of new equipment. Compliance with such rules will be required within three years of publication of the final rules, and it could result in significant costs, including increased capital expenditures and operating costs, which may adversely impact our business.
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
Some have suggested that one consequence of climate change could be increased severity of extreme weather, such as increased hurricanes and floods. If such effects were to occur, our operations could be adversely affected in various ways, including damages to our facilities from powerful winds or rising waters, or increased costs for insurance. Another possible consequence of climate change is increased volatility in seasonal temperatures. The market for our natural gas is generally improved by periods of colder weather and impaired by periods of warmer weather, so any changes in climate could affect the market for the fuels that we produce. Despite the use of the term “global warming” as a shorthand for climate change, some studies indicate that climate change could cause some areas to experience temperatures substantially colder than their historical averages. As a result, it is difficult to predict how the market for our fuels could be affected by increased temperature volatility, although if there is an overall trend of warmer temperatures, it would be expected to have an adverse effect on our business.

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
The recent adoption of financial reform legislation by the United States Congress could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business.
The United States Congress recently adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (HR 4173), which, among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The legislation was signed into law by the President on July 21, 2010 and requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation within 360 days from the date of enactment. In December 2011, the CFTC extended temporary exemptive relief from certain swap regulation provisions of the legislation until July 16, 2012. The CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. It is not possible at this time to predict when the CFTC will make these regulations effective. The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral, which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure its existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable.
We may be impacted by competition from other midstream and transportation and storage companies.
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
For the year ended December 31, 2011, approximately 31% of our sales of natural gas was to industrial end-users and utilities. As a consequence of the increase in competition in the industry and volatility of natural gas prices, end-users and utilities are increasingly reluctant to enter into long-term purchase contracts. Many end-users purchase natural gas from more than one natural gas company and have the ability to change providers at any time. Some of these end-users also have the ability to switch between gas and alternate fuels in response to relative price fluctuations in the market. Because there are many companies of greatly varying size and financial capacity that compete with us in the marketing of natural gas, we often compete in the end-user and utilities markets primarily on the basis of price. The inability of our management to renew or replace our current contracts as they expire and to respond appropriately to changing market conditions could have a negative effect on our profitability.
Our natural gas storage business may depend on neighboring pipelines to transport natural gas.
To obtain natural gas, our natural gas storage business depends on the pipelines to which they have access. Many of these pipelines are owned by parties not affiliated with us. Any interruption of service on those pipelines or adverse change in their terms and conditions of service could have a material adverse effect on our ability, and the ability of our customers, to transport natural gas to and from our facilities and a corresponding material adverse effect on our storage revenues. In addition, the rates charged by those interconnected pipelines for transportation to and from our facilities affect the utilization and value of our storage services. Significant changes in the rates charged by those pipelines or the rates charged by other pipelines with which the interconnected pipelines compete could also have a material adverse effect on our storage revenues.
Our pipeline integrity program may cause us to incur significant costs and liabilities.
Our pipeline operations are subject to regulation by the DOT, under the PHMSA, pursuant to which the PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, the PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas.” Activities under these integrity management programs involve the performance of internal pipeline inspections, pressure testing or other effective means to assess the integrity of these regulated pipeline segments, and the regulations require prompt action to address integrity issues raised by the assessment and analysis. Based on the results of our current pipeline integrity testing programs, we estimate that compliance with these federal regulations and analogous state pipeline integrity requirements will result in capital costs of $3.4 million and operating and maintenance costs of $17.9 million over the course of the next year. For the years ended December 31, 2011, 2010 and 2009, $18.3 million, $13.3 million and $31.4 million, respectively, of capital costs and $14.7 million, $15.4 million and $18.5 million, respectively, of operating and maintenance costs have been incurred for pipeline integrity testing. Integrity testing and assessment of all of these assets will continue, and the potential exists that results of such testing and assessment could cause us to incur even greater capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines.
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
We have a significant equity investment in AmeriGas and the value of this investment, and the cash distributions we expect to receive from this investment, are subject to the risks encountered by AmeriGas with respect to its business.
In January 2012, we consummated the contribution of the Propane Business to AmeriGas in exchange for consideration of approximately $1.46 billion in cash and approximately 29.6 million AmeriGas common units, plus the assumption of approximately $71 million of existing HOLP debt. The value of our investment in AmeriGas common units and the cash distributions we expect to receive on a quarterly basis with respect to these common units are subject to the risks encountered by AmeriGas with respect to its business, including the following:

•	adverse weather condition resulting in reduced demand;

•	cost volatility and availability of propane, and the capacity to transport propane to its customers;

•	the availability of, and its ability to consummate, acquisition or combination opportunities;

•	successful integration and future performance of acquired assets or businesses;

•	changes in laws and regulations, including safety, tax, consumer protection and accounting matters;

•	competitive pressures from the same and alternative energy sources;

•	failure to acquire new customers and retain current customers thereby reducing or limiting any increase in revenues;

•	liability for environmental claims;

•	increased customer conservation measures due to high energy prices and improvements in energy efficiency and technology resulting in reduced demand;

•	adverse labor relations;

•	large customer, counter-party or supplier defaults;

•
liability in excess of insurance coverage for personal injury and property damage arising from explosions and other catastrophic events, including acts of terrorism, resulting from operating hazards and risks incidental to transporting, storing and distributing propane, butane and ammonia;

•	political, regulatory and economic conditions in the United States and foreign countries;

•	capital market conditions, including reduced access to capital markets and interest rate fluctuations;

•	changes in commodity market prices resulting in significantly higher cash collateral requirements;

•	the impact of pending and future legal proceedings;

•	the timing and success of its acquisitions and investments to grow its business; and

•	its ability to successfully integrate acquired businesses and achieve anticipated synergies.
Our pipelines may be subject to more stringent safety regulation.
On January 3, 2012, the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, became effective. The new law requires more stringent oversight of pipelines and increased civil penalties for violations of pipeline safety rules. The law requires numerous studies and/or the development of rules over the next two years covering the expansion of integrity management, use of automatic and remote-controlled shut-off valves, leak detection systems, sufficiency of existing regulation of gathering pipelines, use of excess flow valves, verification of maximum allowable operating pressure, incident notification, and other pipeline-safety related rules. The DOT has already proposed rules that address many areas of the newly adopted legislation. Any regulatory changes could have a material effect on our operations through more stringent and comprehensive safety regulations and higher penalties for the violation of those regulations.
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
In addition to federal income taxes, the Unitholders may be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if they do not live in any of those jurisdictions. Unitholders may be required to file state and local income tax returns and pay state and local income taxes in some or all of the jurisdictions. We currently own property or conduct business in more than 40 states, either directly or indirectly as a result of our investment in AmeriGas. Most of these states impose an income tax on individuals, corporations and other entities. As we make acquisitions or expand our business, we may control assets or conduct business in additional states that impose a personal or corporate income tax. Further, Unitholders may be subject to penalties for failure to comply with those requirements. It is the responsibility of each Unitholder to file all federal, state and local tax returns.
Risks Related to the Proposed Citrus Acquisition
Our acquisition of the 50% interest in Citrus is subject to the satisfaction of certain conditions to closing, one of which is the completion of the merger of SUG and a subsidiary of ETE.
Our acquisition of the 50% interest in Citrus Corp. currently owned by SUG is subject to the satisfaction of certain conditions to closing, including the absence of a material adverse change to the business or results of operations of Citrus Corp. subsequent to January 1, 2012, the receipt of necessary governmental approvals and the completion of the merger of SUG and a wholly-owned subsidiary of ETE. The completion of the merger of SUG and the subsidiary of ETE is subject to the absence of a material adverse change to the business or results of operation of ETE and SUG, the receipt of necessary regulatory approvals and the satisfaction or waiver of other conditions specified in the SUG Merger Agreement. In the event those conditions to closing are not satisfied or waived, we would not complete the acquisition of the 50% interest in Citrus Corp. currently owned by SUG.
Any acquisition we complete, including the Citrus Acquisition, is subject to substantial risks that could adversely affect our financial condition and results of operations and reduce our ability to make distributions to Unitholders.
Any acquisition we complete, including the proposed Citrus Acquisition, involves potential risks, including, among other things:

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

•	a failure to realize anticipated benefits, such as increased distributable cash flow per unit, enhanced competitive position or new customer relationships;

•	a decrease in our liquidity by using a significant portion of our available cash or borrowing capacity to finance the acquisition;

•	difficulties operating in new geographic areas or new lines of business;

•	the incurrence or assumption of unanticipated liabilities, losses or costs associated with the business or assets acquired for which we are not indemnified or for which the indemnity is inadequate;

•	the inability to hire, train or retrain qualified personnel to manage and operate our growing business and assets, including any newly acquired business or assets;

•	the diversion of management's attention from our existing business; and

•	the incurrence of other significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges.
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
In connection with the proposed Citrus Acquisition, we incurred substantial additional indebtedness.
The Citrus Merger Agreement requires that we pay $1.895 billion to ETE as cash consideration for the interest in Citrus. In January 2012, we issued $2.0 billion of senior notes and we plan to use net proceeds from this issuance to fund this cash payment. The incurrence of this additional indebtedness increased our overall level of debt and adversely affected our ratios of total indebtedness to EBITDA and EBITDA to interest expense, both on a current basis and a pro forma basis taking into account our acquisition of the 50% interest in Citrus. If we do not consummate the acquisition of the 50% interest in Citrus on or before April 17, 2012, or the Citrus Merger Agreement is terminated on or before such date, we must redeem the $2.0 billion of senior notes at a redemption price equal to 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest.
Class action stockholder litigation could prevent or delay completion of the SUG Merger and/or the Citrus Acquisition, and a third party is seeking rescission of the Citrus Acquisition or damages in connection therewith.
In connection with the SUG Merger, purported stockholders of SUG have filed several stockholder class action lawsuits against ETE, SUG, and the SUG Board of Directors in the District Courts of Harris County, Texas and in the Delaware Courts of Chancery. Among other remedies, the plaintiffs may seek to enjoin the SUG Merger. If a final settlement is not reached, or if a dismissal is not obtained, these lawsuits could prevent or delay completion of the SUG Merger, which in turn could prevent or delay the completion of the Citrus Acquisition.
On November 28, 2011, the W.J. Garrett Trust filed a lawsuit in the 234th District Court of Harris County, Texas derivatively on behalf of ETP unitholders challenging the Citrus Acquisition and the contribution of our Propane Business to AmeriGas. The suit names ETP, ETE, SUG and the directors of both ETP and ETE as defendants. Specifically, the plaintiff alleges that the Citrus Acquisition and the contribution of the Propane Business to AmeriGas involved an unfair price and alleges deficiencies in the process by which the named directors and officers conducted those transactions. Additionally, the plaintiff alleges that (i) the named directors and officers breached their fiduciary and contractual duties in connection with the transactions; (ii) the named entities aided and abetted these breaches of the directors' and officers' fiduciary and contractual duties; (iii) SUG and ETE tortiously interfered with ETP's partnership agreement; and (iv) the defendants conspired to breach their fiduciary and contractual duties. On January 30, 2012, the defendants filed a motion challenging the sufficiency of the plaintiff's claim. A hearing on the defendants' motion is set for March 5, 2012 and trial is set for January 14, 2013. At this time, we are unable to predict the likelihood of an unfavorable outcome or any estimate of potential loss with respect to this matter.
CrossCountry, the SUG subsidiary directly holding the 50% interest in Citrus Corp., filed a petition in the Delaware Court of Chancery seeking a declaratory judgment against El Paso, the owner of the other 50% interest of Citrus Corp. This petition was filed by CrossCountry following an exchange of letters between CrossCountry, El Paso and Southern Union in which El Paso stated that it believed the Citrus Acquisition violated the provisions of the Capital Stock Agreement of Citrus Corp., dated June 30, 1986. Specifically, while not seeking an injunction of the merger, El Paso claims that the Citrus Acquisition violates El Paso's right of first refusal and seeks rescission of the Citrus Acquisition or, alternatively, damages. If El Paso is ultimately successful in asserting its position with respect to the terms of the Capital Stock Agreement, we cannot predict whether the court would determine that rescission would be an appropriate remedy or would otherwise award damages to El Paso and, if so, the amount of any such damages.
Additional lawsuits may be filed against ETE and/or SUG related to the SUG Merger or against ETP and/or ETE related to the Citrus Acquisition.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
A description of our properties is included in “Item 1. Business.” We own an office building for our executive office in Dallas, Texas and office buildings in Houston and San Antonio, Texas. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future, and that additional facilities will be available on commercially reasonable terms as needed.

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
Substantially all of our pipelines, which are described in “Item 1. Business” are constructed on rights-of-way granted by the apparent record owners of the property. Lands over which pipeline rights-of-way have been obtained may be subject to prior liens that have not been subordinated to the right-of-way grants. We have obtained, where necessary, easement agreements from public authorities and railroad companies to cross over or under, or to lay facilities in or along, watercourses, county roads, municipal streets, railroad properties and state highways, as applicable. In some cases, properties on which our pipelines were built were purchased in fee. We also own and operate multiple natural gas and NGL storage facilities and own or lease other processing, treating and conditioning facilities in connection with our midstream operations.

ITEM 3.  LEGAL PROCEEDINGS
We are not aware of any material legal or governmental proceedings against us or our Operating Companies, or contemplated to be brought against us or our Operating Companies, under the various environmental protection statutes to which we and they are subject.
For a description of legal proceedings, see Note 8 to our consolidated financial statements.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of and Distributions on the Common Units and Related Unitholder Matters
Our Common Units are listed on the New York Stock Exchange (the “NYSE”) under the symbol “ETP." The following table sets forth, for the periods indicated, the high and low sales prices per Common Unit, as reported on the NYSE Composite Tape, and the amount of cash distributions paid per Common Unit for the periods indicated.

	Price Range		Cash Distribution (1)
	High	Low
Fiscal Year 2011
Fourth Quarter	$47.69	$38.08	$0.89375
Third Quarter	49.50	40.25	0.89375
Second Quarter	55.20	44.75	0.89375
First Quarter	55.50	50.31	0.89375

Fiscal Year 2010
Fourth Quarter	$52.00	$48.01	$0.89375
Third Quarter	51.95	44.97	0.89375
Second Quarter	49.99	40.06	0.89375
First Quarter	47.76	42.69	0.89375

(1)
Distributions are shown in the quarter with respect to which they relate. For each of the indicated quarters for which distributions have been made, an identical per unit cash distribution was paid on any units subordinated to our Common Units outstanding at such time. Please see “— Cash Distribution Policy” below for a discussion of our policy regarding the payment of distributions.

Description of Units
As of February 15, 2012, there were approximately 330,000 individual Common Unitholders, which includes Common Units held in street name. The Common Units are entitled to distributions of Available Cash as described below under “— Cash Distribution Policy.”
In conjunction with our purchase of the capital stock of Heritage Holdings, Inc. (“HHI”) in January 2004, there are currently 8,853,832 Class E Units outstanding, all of which are owned by HHI, our wholly-owned subsidiary. The Class E Units generally do not have any voting rights. These Class E Units are entitled to aggregate cash distributions equal to 11.1% of the total amount of cash distributed to all Unitholders, including the Class E Unitholders, up to $1.41 per unit per year. As the Class E Units are owned by a wholly owned subsidiary, the cash distributions on those units are eliminated in our consolidated financial statements. Although no plans are currently in place, management may evaluate whether to retire the Class E Units at a future date.
As of December 31, 2011, our General Partner owned an approximate 1.5% general partner interest in us and the holders of Common Units and Class E Units collectively owned a 98.5% limited partner interest in us.
Incentive Distribution Rights ("IDRs") represent the contractual right to receive a specified percentage of quarterly distributions of Available Cash from operating surplus after the minimum quarterly distribution has been paid. Please read “— Distributions of Available Cash from Operating Surplus” below.
Cash Distribution Policy
General.  We will distribute all of our “Available Cash” to our Unitholders and our General Partner within 45 days following the end of each fiscal quarter.

Definition of Available Cash.  Available Cash is defined in our Partnership Agreement and generally means, with respect to any calendar quarter, all cash on hand at the end of such quarter:

•	Less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the General Partner to

◦	provide for the proper conduct of our business;

◦	comply with applicable law and/or debt instrument or other agreement (including reserves for future capital expenditures and for our future capital needs); or

◦	provide funds for distributions to Unitholders and our General Partner in respect of any one or more of the next four quarters.

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
In addition, if legislation is enacted or if existing law is modified or interpreted in a manner that causes us to become taxable as a corporation or otherwise subject to additional taxation as an entity for federal, state or local income tax purposes, under the terms of the Partnership Agreement, we can reduce our minimum quarterly distribution and the target cash distribution levels by multiplying the same by one minus the sum of the highest marginal federal corporate income tax rate that could apply and any increase in the effective overall state and local income tax rates.
The total amount of distributions declared is reflected in Note 6 to our consolidated financial statements. All distributions were made from Available Cash from our operating surplus.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA
In November 2007, we changed our fiscal year end from August 31 to December 31 and, in connection with such change, we have reported financial results for a four-month transition period ended December 31, 2007.
The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and the accompanying notes thereto included elsewhere in this report. The amounts in the table below, except per unit data, are in thousands.

	Years Ended December 31,				Four Months Ended December 31, 2007	Year Ended August 31, 2007
	2011	2010	2009	2008
Statement of Operations Data:
Total revenues	$6,850,440	$5,884,827	$5,417,295	$9,293,868	$2,349,510	$6,792,037
Operating income	1,244,807	1,058,171	1,127,607	1,117,579	323,634	829,652
Income from continuing operations	697,162	617,222	791,542	866,023	261,824	677,281
Basic net income per limited partner unit	1.10	1.20	2.53	3.74	1.24	3.32
Diluted net income per limited partner unit	1.10	1.19	2.53	3.74	1.24	3.31
Cash distributions per unit	3.58	3.58	3.58	3.55	1.13	3.19
Balance Sheet Data (at period end):
Total assets	15,518,616	12,149,992	11,734,972	10,627,489	9,008,161	7,708,428
Long-term debt, less current maturities	7,388,170	6,404,916	6,176,918	5,618,549	4,297,264	3,626,977
Total equity	6,350,424	4,743,437	4,599,708	3,743,069	3,379,191	3,042,072
Other Financial Data:
Capital expenditures:
Maintenance (accrual basis)	134,164	99,275	102,652	140,968	48,998	89,226
Growth (accrual basis)	1,375,523	1,288,863	530,333	1,921,679	604,371	998,075
Cash (received in) paid for acquisitions	1,971,581	177,920	(30,367)	84,783	337,092	90,695

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
References to “we,” “us,” “our”, the “Partnership” and “ETP” shall mean Energy Transfer Partners, L.P. and its subsidiaries.
Overview
The activities and the wholly-owned operating subsidiaries through which we conduct those activities are as follows:

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

•	NGL transportation, storage and fractionation services primarily through Lone Star NGL LLC (“Lone Star”).

•	Retail propane through Heritage Operating, L.P. (“HOLP”) and Titan Energy Partners, L.P. (“Titan”).

•	Other operations, including natural gas compression services.
Recent Developments
Propane Operations
On January 12, 2012 we contributed our propane operations, consisting of HOLP and Titan (collectively, the “Propane Business”), to AmeriGas Partners, L.P. (“AmeriGas”). We received approximately $1.46 billion in cash and 29.6 million AmeriGas common units. AmeriGas also assumed approximately $71 million of existing HOLP debt.
Citrus Acquisition
On July 19, 2011, we entered into the Amended Citrus Merger Agreement pursuant to which it is anticipated that Southern Union Company, a Delaware corporation (“SUG”), will cause the contribution to us of a 50% interest in Citrus Corp., which owns 100% of the Florida Gas Transmission (“FGT”) pipeline system, in exchange for approximately $1.895 billion in cash and $105 million of our Common Units, contemporaneous with the completion of the merger between SUG and ETE pursuant to the SUG Merger Agreement.
Expansion of Rich Eagle Ford Mainline
In February 2012, we announced our entry into multiple long-term, fee-based agreements with producers to provide natural gas gathering, processing, and liquids services from the Eagle Ford Shale in south Texas. To facilitate the agreements, we will further expand the REM pipeline and construct a new processing facility at an expected cost of $210 million. The pipeline expansion announced in February 2012 is expected to be completed in the fourth quarter of 2013, and the processing facility announced in February 2012 is expected to be completed in the fourth quarter of 2012.
Construction of Second Fractionator at Lone Star's Mont Belvieu Fractionation Facility
In February 2012, Lone Star announced the construction of a second 100,000 Bbls/d fractionation facility at Mont Belvieu , Texas. Supported by multiple long-term contracts, the second fractionator is necessary to handle the increasing NGL barrels delivered via the partnership's Woodford Shale, Eagle Ford Shale and Permian Basin infrastructure, including Lone Star's 570-mile West Texas Gateway NGL Pipeline. This second fractionation facility is expected to be completed in the first quarter of 2014 at an estimated cost of $350 million.

2012 Financing Transactions
In January 2012, we issued $2.0 billion principal amount of Senior Notes, the proceeds from which we anticipate using to fund the cash potion of the Citrus Acquisition and for general partnership purposes. In January and February 2012, we also completed the repurchase of approximately $750 million of our Senior Notes.
General
Our primary objective is to increase the level of our distributable cash flow over time by pursuing a business strategy that is currently focused on growing our natural gas and NGL businesses through, among other things, pursuing certain construction and expansion opportunities relating to our existing infrastructure and acquiring certain strategic operations and businesses or assets as demonstrated by our acquisition with Regency of LDH Energy Asset Holdings LLC (“LDH”), our pending Citrus Acquisition and our recent announcements regarding organic growth projects. The actual amounts of cash that we will have available for distribution will primarily depend on the amount of cash we generate from our operations.
During the past several years, we have been successful in completing several transactions that have increased our distributable cash flow. We have also made, and are continuing to make, significant investments in internal growth projects, primarily the construction of pipelines, gathering systems and natural gas treating and processing plants, which we believe will provide additional cash available for distributions to our Partnership for years to come.
Our principal operations as of December 31, 2011 included the following segments:

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
In addition, we use financial derivatives to lock in price differentials between market hubs connected to our assets on a portion of our intrastate transportation system’s unreserved capacity. Gains and losses on these financial derivatives are dependent on price differentials at market locations, primarily points in West Texas and East Texas. We account for these derivatives using mark-to-market accounting, and the change in the value of these derivatives is recorded in earnings. During the fourth quarter of 2011, we began using derivatives for trading purposes.

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

In addition to fee-based contracts for gathering, treating and processing, we also have percent-of-proceeds and keep-whole contracts, which are subject to market pricing. For percent-of-proceeds contracts, we retain a portion of the natural gas and NGLs processed, or a portion of the proceeds of the sales of those commodities, as a fee. When natural gas and NGL prices increase, the value of the portion we retain as a fee increases. Conversely, when prices of natural gas and NGLs decrease, so does the value of the portion we retain as a fee. For wellhead (keep-whole) contracts, we retain the difference between the price of NGLs and the cost of the gas to process the NGLs. In periods of high NGL prices relative to natural gas, our margins increase. During periods of low NGL prices relative to natural gas, our margins decrease or could become negative; however, we have the ability to bypass our processing plants to avoid negative margins that may occur from processing NGLs in the event it is uneconomical to process this gas. Our processing contracts and wellhead purchases in rich natural gas areas provide that we earn and take title to specified volumes of NGLs, which we also refer to as equity NGLs. Equity NGLs in our midstream segment are derived from performing a service in a percent-of-proceeds contract or produced under a keep-whole arrangement.
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
This segment also includes revenues earned from processing and fractionating refinery off-gas. Under these contracts we receive an O-grade stream from cryogenic processing plants located at refineries and fractionate the products into their pure components. We deliver purity products to customers through pipelines and across a truck rack located at the fractionation complex. In addition to revenues for fractionating the O-grade stream, we have percentage-of-proceeds and income sharing contracts, which are subject to market pricing of olefins and NGLs. For percentage-of-proceeds contracts, we retain a portion of the purity NGLs and olefins processed, or a portion of the proceeds from the sales of those commodities, as a fee. When NGLs and olefin prices increase, the value of the portion we retain as a fee increases. Conversely, when NGLs and olefin prices decrease, so does the value of the portion we retain as a fee. Under our income sharing contracts, we pay the producer the equivalent energy value for their liquids, similar to a traditional keep-whole processing agreement, and then share in the residual income created by the difference between NGLs and olefin prices as compared to natural gas prices. As NGLs and olefins prices increase in relation to natural gas prices, the value of the percent we retain as a fee increases. Conversely, when NGLs and olefins prices decrease as compared to natural gas prices, so does the value of the percent we retain as a fee.

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

Trends and Outlook
We intend to continue to maintain sufficient liquidity to allow us to fund growth projects and acquisitions as such new projects and acquisitions are identified in the future. To that end, we have secured financing for the Citrus Acquisition, which we expect to consummate in the near term, by issuing $2.0 billion of senior notes in January 2012. We also completed the contribution of our Propane Business in January 2012, which not only improved our liquidity, but also allows us to focus on our core businesses in the natural gas and NGL markets. The completion of the LDH Acquisition in 2011 marked our entry into NGL transportation and related services, which expands our business mix that had previously been predominantly focused on natural gas. We expect to continue development of the NGL business in order to take advantage of the currently strong environment.
With respect to industry trends, we expect to see continued high natural gas storage levels and continued growth in natural gas supply. Much of the growth in supply is due to the continued discovery and development of new natural gas shale formations as well as natural gas associated with wells targeting liquids production. We expect overall consumption of natural gas in the United States to be stable during 2012. In our natural gas operations, a significant portion of our revenue continues to be derived from long-term fee-based arrangements, pursuant to which our customers pay us capacity reservation fees regardless of the volume of natural gas transported; however, we do recognize a portion of our revenue from fees based on volumes transported. We expect these volumes to be relatively consistent with 2011 with a downward trend in areas where we have assets connected to dry gas given the outlook on natural gas prices and production in 2012.
We continue to evaluate and execute strategies to mitigate the effects of changing prices. These strategies include hedging net retained fuel volumes. As of January 31, 2012, all of our estimated 2012 and 2013 net retained fuel volumes were hedged. We also benefit from price differentials between receipt and delivery points on our system. These differentials are a driver of volumes from certain of our customers and we also can capture price differentials on our open capacity. We do not expect a significant change in price differentials between locations our assets are connected to during 2012 based on current supply, demand and capacity dynamics.
With our expansion of activities in the Eagle Ford Shale and Permian Basin, we expect growth in margin from our midstream segment as we continue to meet our customers' needs in these rich natural gas shale formations. We also anticipate NGL prices to be stable during 2012 given strong underlying fundamentals.

Results of Operations
We previously reported segment operating income as a measure of segment performance. We have revised certain reports provided to our chief operating decision maker to assess the performance of our business to reflect Segment Adjusted EBITDA. Segment Adjusted EBITDA reflects amounts for less than wholly owned subsidiaries and unconsolidated affiliates based on the Partnership's proportionate ownership. Based on the change in our segment performance measure, we have recast the presentation of our segment results for the prior years to be consistent with the current year presentation.
When presented on a consolidated basis, Adjusted EBITDA is a non-GAAP measure. Although we include Segment Adjusted EBITDA in this report, we have not included an analysis of the consolidated measure, Adjusted EBITDA. We have included a total of Segment Adjusted EBITDA for all segments, which is reconciled to the GAAP measure of net income in the consolidated results sections that follow.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010 (tabular dollar amounts are expressed in thousands)
Consolidated Results

	Years ended December 31,
	2011	2010	Change
Segment Adjusted EBITDA
Intrastate transportation and storage	$667,294	$716,176	$(48,882)
Interstate transportation	373,409	220,027	153,382
Midstream	388,578	329,025	59,553
NGL transportation and services	88,197	—	88,197
Retail propane and other retail propane related	222,204	269,670	(47,466)
All other	2,881	5,990	(3,109)
Total Segment Adjusted EBITDA	1,742,563	1,540,888	201,675
Depreciation and amortization	(430,904)	(343,011)	(87,893)
Interest expense, net of interest capitalized	(474,113)	(412,553)	(61,560)
Gains (losses) on non-hedged interest rate derivatives	(77,409)	4,616	(82,025)
Income tax expense	(18,815)	(15,536)	(3,279)
Non-cash compensation expense	(37,457)	(27,180)	(10,277)
Allowance for equity funds used during construction	957	28,942	(27,985)
Unrealized losses on commodity risk management activities	(11,407)	(78,300)	66,893
Impairment of investments in affiliates	(5,355)	(52,620)	47,265
Losses on disposal of assets	(3,188)	(5,043)	1,855
Adjusted EBITDA attributable to noncontrolling interest	37,842	—	37,842
Proportionate share of unconsolidated affiliates' interest, depreciation and allowance for equity funds used during construction	(29,994)	(22,499)	(7,495)
Other, net	4,442	(482)	4,924
Net income	$697,162	$617,222	$79,940

See the detailed discussion of Segment Adjusted EBITDA below.

Depreciation and Amortization. Depreciation and amortization increased due to acquisitions and assets placed in service since 2010. Depreciation and amortization increased by $28.3 million for our interstate transportation segment primarily due to the Tiger pipeline which was placed in service in December 2010. Depreciation and amortization increased by $25.3 million for midstream segment primarily due to incremental depreciation from the continued expansion of our Louisiana and South Texas assets. Depreciation and amortization for our NGL transportation and services segment was $32.5 million from its inception in May 2011 through December 31, 2011.
Interest Expense. Interest expense increased primarily due to the issuance of $1.5 billion of senior notes in May 2011, the proceeds from which were used to repay borrowings on our revolving credit facility, to fund growth projects and for general partnership purposes. Interest expense was presented net of capitalized interest and allowance for debt funds used during construction, which totaled $12.8 million and $16.3 million during 2011 and 2010, respectively.
Gains (Losses) on Non-Hedged Interest Rate Derivatives. The year ended December 31, 2011 reflected losses on non-hedged interest rate swaps for which we had total notional amounts outstanding of $1.65 billion as of December 31, 2011, which included $1.15 billion of forward-starting floating-to-fixed swaps used to hedge interest rates associated with anticipated note issuances and $500 million of fixed-to-floating swaps used to swap a portion of our fixed rate debt to floating. During the second half of 2011, forward rates decreased significantly due to global economic uncertainty which resulted in unrealized non-cash losses on our forward-starting floating-to-fixed swaps.
Income Tax Expense. The increase in income tax expense between the periods was primarily due to increases in taxable income within our subsidiaries that are taxable corporations, in addition to an increase in amounts recorded for the Texas margins tax resulting from increased operating income.

Non-Cash Compensation Expense. The increase in non-cash compensation expense was due to an increase in the number of restricted unit awards granted.
Allowance for Equity Funds Used During Construction. Allowance for equity funds used during construction for 2011 reflected amounts recorded in connection with the expansion of the Tiger pipeline, which was completed in August 2011, whereas 2010 reflected amounts recorded in connection with the original construction of the Tiger pipeline.
Unrealized Losses on Commodity Risk Management Activities. See discussion of the unrealized loss on commodity risk management activities included in the discussion of segment results below.
Impairment of Investments in Affiliates. For 2011, our results reflected a non-cash charge to write off all of our investment in a joint venture for which projects are no longer being pursued. During 2010, in conjunction with the transfer of our interest in Midcontinent Express Pipeline on May 26, 2010, we recorded a non-cash charge of approximately $52.6 million to reduce the carrying value of our interest to its estimated fair value.
Adjusted EBITDA Attributable to Noncontrolling Interest. The amount reflected for 2011 represents the proportionate share of Lone Star's Adjusted EBITDA attributable to Regency's 30% interest in Lone Star. This amount was excluded from the measure of Segment Adjusted EBITDA. Net income includes the results attributable to Lone Star on a consolidated basis.
Proportionate Share of Unconsolidated Affiliates' Interest, Depreciation and Allowance for Equity Funds Used During Construction. Amounts reflected for 2011 and 2010 primarily represent our proportionate share of such amounts for FEP for both periods and Midcontinent Express Pipeline LLC ("MEP") for 2010. Such amounts were included in calculating Segment Adjusted EBITDA and net income.
Segment Operating Results

Our reportable segments are discussed below. “All other” includes our compression and wholesale propane businesses.
We evaluate segment performance based on Segment Adjusted EBITDA, which we believe is an important performance measure of the core profitability of our operations. This measure represents the basis of our internal financial reporting and is one of the performance measures used by senior management in deciding how to allocate capital resources among business segments.
The tables below identify the components of Segment Adjusted EBITDA, which is calculated as follows:

•	Gross margin, operating expenses, and selling, general and administrative. These line items are the amounts included in our consolidated financial statements that are attributable to each segment.

•
Unrealized gains or losses on commodity risk management activities. These are the unrealized amounts that are included in cost of products sold to calculate gross margin. These amounts are not included in Segment Adjusted EBITDA; therefore, the unrealized losses are added back and the unrealized gains are subtracted to calculate the segment measure.

•
Non-cash compensation expense. These amounts represent the total non-cash compensation recorded in operating expenses and selling, general and administrative. This expense is not included in Segment Adjusted EBITDA and therefore is added back to calculate the segment measure.

•
Adjusted EBITDA related to unconsolidated affiliates. These amounts represent our proportionate share of the Adjusted EBITDA of our unconsolidated affiliates. Amounts reflected are calculated consistently with our definition of Adjusted EBITDA above.

•
Adjusted EBITDA attributable to noncontrolling interest. These amounts represent the portion of Segment Adjusted EBITDA attributable to noncontrolling interest. Currently, the only noncontrolling interest in ETP is the 30% interest in Lone Star that is held by Regency. We reflect this amount as noncontrolling interest because we consolidate 100% of Lone Star on our consolidated financial statements.

For additional information regarding our business segments, see “Item 1. Business” and Notes 1 and 12 to our consolidated financial statements. In addition, following the acquisition of all of the membership interests in LDH on May 2, 2011, we have added an NGL transportation and services segment, which includes all of Lone Star’s results of operations.
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
Intrastate Transportation and Storage

	Years Ended December 31,
	2011	2010	Change
Natural gas MMBtu/d — transported	11,295,084	12,251,457	(956,373)
Revenues	$2,674,157	$3,290,905	$(616,748)
Cost of products sold	1,774,006	2,381,397	(607,391)
Gross margin	900,151	909,508	(9,357)
Unrealized losses on commodity risk management activities	9,994	62,370	(52,376)
Operating expenses, excluding non-cash compensation expense	(191,488)	(194,955)	3,467
Selling, general and administrative, excluding non-cash compensation expense	(53,982)	(63,454)	9,472
Adjusted EBITDA related to unconsolidated affiliates	2,619	2,707	(88)
Segment Adjusted EBITDA	$667,294	$716,176	$(48,882)

Volumes.  Transported volumes decreased due to a less favorable natural gas price environment and lower basis differentials primarily between the West and East Texas market hubs offset by increased volumes from rich natural gas shale formations primarily in the Eagle Ford and certain areas of the Barnett Shale. The average spot price difference between these locations was $0.036/MMBtu in 2011 compared to $0.127/MMBtu in 2010.
Gross Margin.  The components of our intrastate transportation and storage segment gross margin were as follows:

	Years Ended December 31,
	2011	2010	Change
Transportation fees	$599,380	$594,405	$4,975
Natural gas sales and other	107,007	110,002	(2,995)
Retained fuel revenues	129,712	143,606	(13,894)
Storage margin, including fees	64,052	61,495	2,557
Total gross margin	$900,151	$909,508	$(9,357)
In 2011, our gross margin decreased as compared to 2010 due to the net impact of the following factors:

•	Additional demand-based contracts offset a decline in transported volumes, resulting in a net increase of $5 million in transportation fees.

•
From time to time, our marketing affiliate will contract with our intrastate pipelines for long-term and interruptible transportation capacity. Our intrastate transportation and storage segment recorded intercompany transportation fees from our marketing affiliate of $35.7 million in 2011 compared to $40.0 million in 2010. The decrease of $4.2 million between periods was primarily due to a reduction in the amount of capacity utilized by our marketing affiliate.

•	Margin from natural gas sales and other activity decreased $3.0 million in 2011 as compared to 2010 primarily due to unfavorable impacts from system optimization activities.
The margin from the natural gas sales and other includes purchased natural gas for transport and sale, derivatives used to hedge transportation activities, and gains and losses on derivatives used to hedge net retained fuel. During the fourth quarter of 2011, our trading activities included the use of financial commodity derivatives. Excluding derivatives related to storage, unrealized losses of $21.3 million were recorded in 2011 compared to unrealized losses of $13.3 million in 2010.

•
Retained fuel revenues include gross volumes retained as a fee at the current market price; the cost of consumed fuel is included in operating expenses. Retention revenue decreased $13.9 million due to less volumes and a decline in average natural gas spot prices, which averaged $4.03/MMBtu in 2011 compared to an average of $4.35/MMBtu in 2010.

Storage margin was comprised of the following:

	Years Ended December 31,
	2011	2010	Change
Withdrawals from storage natural gas inventory (MMBtu)	24,517,008	39,784,446	(15,267,438)
Margin on physical sales	$10,433	$68,661	$(58,228)
Settlements of derivatives	8,332	1,517	6,815
Realized margin on natural gas inventory transactions	18,765	70,178	(51,413)
Fair value inventory adjustments	(51,529)	(57,157)	5,628
Unrealized gains on derivatives	62,875	8,842	54,033
Margin recognized on natural gas inventory, including related derivatives	30,111	21,863	8,248
Revenues from fee-based storage	34,449	40,674	(6,225)
Other costs	(508)	(1,042)	534
Total storage margin	$64,052	$61,495	$2,557
The increase in our storage margin was principally driven by gains in derivatives offsetting a decline in the margin on physical sale due to a decrease in withdrawals of natural gas from our Bammel storage facility as a result of warmer than normal weather patterns. Additionally, we experienced a decline in fee-based storage revenue due to the cessation in 2011 of fixed fee contracts representing 4.5 Bcf of storage capacity.
Unrealized Losses on Commodity Risk Management Activities. Unrealized losses on commodity risk management activities reflect the net impact from unrealized gains and losses on storage and non-storage derivatives, as well as fair value adjustments on inventory. Unrealized losses decreased in 2011 compared to 2010 primarily due to the timing of storage withdrawals and declining forward prices. We also recorded additional mark-to-market losses of $8.0 million in 2011 not related to storage.
Operating Expenses, Excluding Non-Cash Compensation Expense.  Intrastate transportation and storage operating expenses decreased between the periods primarily due to a decrease in the cost of natural gas consumed of $1.3 million due to lower gas prices and a decrease of $6.6 million in operating and maintenance expense compared to 2010. These decreases were partially offset by higher ad valorem taxes of $1.7 million due to expansions on our HPL system and increased employee costs of $2.7 million.
Selling, General and Administrative Expenses, Excluding Non-Cash Compensation Expense.  Intrastate transportation and storage selling, general and administrative expenses decreased between the periods primarily due to a decrease in allocated overhead expenses. A lower amount of overhead expenses were allocated to the intrastate transportation and storage segment in 2011 because of growth in other segments and the addition of NGL transportation and services segment.
Interstate Transportation

	Years Ended December 31,
	2011	2010	Change
Natural gas transported (MMBtu/d)	2,800,655	1,616,762	1,183,893
Natural gas sold (MMBtu/d)	22,405	23,760	(1,355)
Revenues	$446,743	$292,419	$154,324
Operating expenses, excluding non-cash compensation expense	(92,261)	(83,740)	(8,521)
Selling, general and administrative, excluding non-cash compensation expense	(34,485)	(20,171)	(14,314)
Adjusted EBITDA related to unconsolidated affiliates	53,412	31,519	21,893
Segment Adjusted EBITDA	$373,409	$220,027	$153,382

Volumes. Transported volumes for our interstate transportation segment increased primarily due to an increase in transported volumes of 1,270,656 MMBtu/d on the Tiger pipeline in 2011. The Tiger pipeline was placed in service in December 2010, and the Tiger pipeline expansion was placed in service on August 1, 2011. The incremental transported volumes related to the Tiger pipeline were offset by lower volumes on the Transwestern pipeline.

Revenues. Interstate transportation revenues increased as a result of incremental revenues from the Tiger pipeline and related expansion. Revenues from the Tiger pipeline totaled $188.2 million in 2011 compared to $10.2 million in 2010. The incremental revenues from the Tiger pipeline were offset by a decrease in revenues from the Transwestern pipeline of $23.7 million due to decreases in transportation fees and operations gas sales as a result of lower volumes and prices.
Operating Expenses, Excluding Non-Cash Compensation Expense. Interstate transportation operating expenses increased primarily due to operating expenses incurred on the Tiger pipeline.
Selling, General and Administrative, Excluding Non-Cash Compensation Expense. Interstate transportation selling, general and administrative expenses increased primarily due to increased allocated and employee-related expenses, including incremental amounts related to the Tiger pipeline.
Adjusted EBITDA Related to Unconsolidated Affiliates. Amounts reflected for 2011 primarily represent our proportionate share of such amounts recorded by FEP. Amounts reflected for 2010 primarily represent our proportionate share of such amounts recorded by MEP. We transferred substantially all of our interests in MEP to ETE on May 26, 2010, prior to which we held a 50% interest in MEP. We recorded equity in earnings related to FEP of $23.9 million in 2011 and equity in earnings related to MEP of $9.0 million in 2010. In 2011, FEP recorded (on a 100% basis) revenues of $121.8 million and net income of $47.8 million.
Midstream

	Years Ended December 31,
	2011	2010	Change
NGLs produced (Bbls/d)	54,925	51,144	3,781
Equity NGLs produced (Bbls/d)	16,851	19,301	(2,450)
Revenues	$2,593,383	$3,169,314	$(575,931)
Cost of products sold	2,085,951	2,759,113	(673,162)
Gross margin	507,432	410,201	97,231
Unrealized (gains) losses on commodity risk management activities	(2,946)	12,857	(15,803)
Operating expenses, excluding non-cash compensation expense	(96,707)	(78,964)	(17,743)
Selling, general and administrative, excluding non-cash compensation expense	(19,201)	(15,069)	(4,132)
Segment Adjusted EBITDA	$388,578	$329,025	$59,553

Volumes. NGL production increased primarily due to increased inlet volumes at our La Grange plant as a result of more favorable processing conditions and more production by our customers in the Eagle Ford Shale area in south Texas. The decrease in equity NGL production was primarily due to a higher concentration of volumes billed under fee-based contracts in 2011 as compared to 2010.
Gross Margin.  The components of our midstream segment gross margin were as follows:

	Years Ended December 31,
	2011	2010	Change
Gathering and processing fee-based revenues	$271,065	$226,343	$44,722
Non fee-based contracts and processing	252,755	204,078	48,677
Other	(16,388)	(20,220)	3,832
Total gross margin	$507,432	$410,201	$97,231
Midstream gross margin increased between the periods due to the net impact of the following:

•
Gathering and processing fee-based revenues. Increased volumes from production in the Eagle Ford Shale resulted in increased fee-based revenues of $26.4 million in 2011 as compared to 2010. Additionally, increased volumes from the growth of our assets in West Virginia and Louisiana provided an increase in our fee-based margin of $18.4 million in 2011 as compared to 2010.

•
Non fee-based contracts and processing margin. Our non fee-based gross margins increased $48.7 million primarily due to higher NGL prices. The composite NGL price for 2011 was $1.30 per gallon as compared to $1.02 per gallon in 2010. Lower equity NGL production volumes partially offset this increase.

•
Other midstream gross margin. The increase in other midstream gross margin was due to increased margin associated with processing where third party processing was utilized. Additionally, we recorded unrealized gains of $2.9 million in 2011 associated with our marketing activities compared to unrealized losses of $12.9 million in 2010. For the years ended December 31, 2011 and 2010, other midstream margin was net of $35.7 million and $40.0 million, respectively, of fees charged by our intrastate transportation systems. These fees were recognized as income by our intrastate transportation and storage segment and have no effect on our consolidated results of operations.

Unrealized (Gains) Losses on Commodity Risk Management Activities. Our midstream segment recorded unrealized gains of $2.9 million in 2011 compared to unrealized losses of $12.9 million in 2010 primarily due to a decrease in the volume of hedging activities of our marketing affiliate.

Operating Expenses, Excluding Non-Cash Compensation Expense.  Midstream operating expenses increased $17.7 million between the periods primarily due to an increase in maintenance and operating expenses of $7.3 million, an increase in ad valorem taxes of $3.6 million, an increase in employee expenses of $4.5 million and an increase in professional fees of $2.4 million. These increases primarily resulted from new assets placed into service in the Eagle Ford Shale.

Selling, General and Administrative Expenses, Excluding Non-Cash Compensation Expense.  Midstream selling, general and administrative expenses increased between the periods primarily due to increases in professional fees of $3.8 million and other costs of $2.4 million offset by a decrease in employee costs of $2.1 million.
NGL Transportation and Services

	Years Ended December 31,
	2011	2010	Change
NGL transportation volumes (Bbls/d)	132,862	—	132,862
NGL fractionation volumes (Bbls/d)	16,475	—	16,475
Revenues	$397,101	$—	$397,101
Cost of products sold	218,283	—	218,283
Gross margin	178,818	—	178,818
Operating expenses, excluding non-cash compensation expense	(39,366)	—	(39,366)
Selling, general and administrative, excluding non-cash compensation expense	(13,325)	—	(13,325)
Adjusted EBITDA related to unconsolidated affiliates	(88)	—	(88)
Adjusted EBITDA attributable to noncontrolling interest	(37,842)	—	(37,842)
Segment Adjusted EBITDA	$88,197	$—	$88,197

We own a controlling interest in Lone Star, which acquired all of the membership interests in LDH on May 2, 2011. Results reflected above represent 100% of those of acquired businesses that are engaged in NGL transportation, storage and fractionation from May 2, 2011 to December 31, 2011.
Gross Margin. The components of our NGL transportation and services segment gross margin were as follows:

	Years Ended December 31
	2011	2010	Change
Storage revenues	$93,102	$—	93,102
Transportation revenues	32,820	—	32,820
Processing and fractionation revenues	52,840	—	52,840
Other revenues	56	—	56
Total gross margin	$178,818	$—	$178,818

Retail Propane and Other Retail Propane Related

	Years Ended December 31
	2011	2010	Change
Retail propane gallons (in thousands)	520,572	554,865	(34,293)
Retail propane revenues	$1,360,653	$1,314,973	$45,680
Other retail propane related revenues	107,429	104,673	2,756
Retail propane cost of products sold	839,127	752,926	86,201
Other retail propane related cost of products sold	21,196	21,816	(620)
Gross margin	607,759	644,904	(37,145)
Unrealized losses on commodity risk management activities	4,359	3,073	1,286
Operating expenses, excluding non-cash compensation expense	(342,950)	(335,224)	(7,726)
Selling, general and administrative, excluding non-cash compensation expense	(46,964)	(43,083)	(3,881)
Segment Adjusted EBITDA	$222,204	$269,670	$(47,466)

Volumes. The combination of weather patterns along with continued customer conservation negatively impacted our retail propane sales volumes. Sales volumes were 34.3 million gallons below the same period last year. The combined average temperatures in our operating areas were consistent with normal average temperatures for 2011 but were approximately 3.3% warmer than the same period in 2010.

Gross Margin. Total gross margin decreased $37.1 million in 2011 compared to 2010 primarily due to a decrease of $4.3 million in retail fuel margins related to a decline in the average gross margin per gallon sold as well as a decrease of $34.9 million due to the volume decrease discussed above. Total gross margin also decreased $1.3 million due to an unfavorable non-cash impact between periods attributable to mark-to-market adjustments on financial instruments used in our commodity price risk management activities. These decreases were slightly offset by a $3.4 million increase in other retail propane related gross profit.

Operating Expenses, Excluding Non-Cash Compensation Expense. Operating expenses increased primarily due to increases of $8.1 million in net business insurance reserves and claims, $7.2 million in vehicle fuel and repair expenses and $1.3 million in general business taxes. These increases were partially offset by decreases of $4.6 million in performance-based bonus accruals, $2.0 million in employee wages and benefits and $3.2 million in other general operating expenses.

Selling, General and Administrative Expenses, Excluding Non-Cash Compensation Expense. The increase in selling, general and administrative expenses in 2011 compared to 2010 was due to increases in allocated overhead expenses of $1.8 million. Other selling, general and administrative expenses also increased $2.1 million due in part to increases in employee wages and benefits.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009 (tabular dollar amounts are expressed in thousands)
Consolidated Results

	Years ended December 31,
	2010	2009	Change
Segment Adjusted EBITDA
Intrastate natural gas transportation and storage	$716,176	$768,934	$(52,758)
Interstate natural gas transportation	220,027	228,705	(8,678)
Midstream	329,025	206,232	122,793
Retail propane and other retail propane related	269,670	270,027	(357)
All other	5,990	3,492	2,498
Total Segment Adjusted EBITDA	1,540,888	1,477,390	63,498
Depreciation and amortization	(343,011)	(312,803)	(30,208)
Interest expense, net of interest capitalized	(412,553)	(394,274)	(18,279)
Gains on non-hedged interest rate derivatives	4,616	39,239	(34,623)
Income tax expense	(15,536)	(12,777)	(2,759)
Non-cash compensation expense	(27,180)	(24,032)	(3,148)
Allowance for equity funds used during construction	28,942	10,557	18,385
Unrealized gains (losses) on commodity risk management activities	(78,300)	29,980	(108,280)
Impairment of investments in affiliates	(52,620)	—	(52,620)
Losses on disposal of assets	(5,043)	(1,564)	(3,479)
Proportionate share of unconsolidated affiliates' interest, depreciation and allowance for equity funds used during construction	(22,499)	(22,331)	(168)
Other, net	(482)	2,157	(2,639)
Net income	$617,222	$791,542	$(174,320)

See the detailed discussion of Segment Adjusted EBITDA below.

Depreciation and Amortization. Depreciation and amortization increased due to the completion of expansion projects.
Interest Expense. Interest expense increased primarily due to the issuance of $1.0 billion of senior notes in April 2009 and Transwestern's issuance of $350.0 million of senior notes in December 2009, a portion of the proceeds from which were used to repay borrowings that had been accruing interest at a lower rate. Interest expense is presented net of capitalized interest and allowance for debt funds used during construction, which totaled $16.3 million and $15.0 million in 2010 and 2009, respectively.
Gains on Non-Hedged Interest Rate Derivatives. The gains on non-hedged interest rate swaps in 2009 resulted from an increase in the index rate prior to settlement. The gains on non-hedged interest rate derivatives in 2010 reflect the gains recognized on swaps entered into during the period.
Income Tax Expense. The increase in income tax expense between the periods was primarily due to increases in taxable income within our subsidiaries that are taxable corporations, in addition to an increase in amounts recorded for the Texas margins tax resulting from increased operating income.
Non-Cash Compensation Expense. The increase in non-cash compensation expense was due to an increase in the number of restricted unit awards outstanding, as well as an increase in the grant-date fair value of such awards due to increases in the trading price of ETP common units.
Allowance for Equity Funds Used During Construction. Allowance for equity funds used during construction increased during 2010 primarily due to construction on the Tiger pipeline, which was placed in service in December 2010.
Unrealized Gain (Losses) on Commodity Risk Management Activities. See discussion of the unrealized gain (loss) on commodity risk management activities included in the discussion of segment results below.

Impairment of Investments in Affiliates. In 2010, in conjunction with the transfer of our interest in MEP on May 26, 2010, we recorded a non-cash charge of approximately $52.6 million to reduce the carrying value of our interest to its estimated fair value.
Losses on Disposal of Assets. The increase in losses from the disposal of assets primarily resulted from a retirement of pad gas in 2010 in our Bammel storage facility.
Proportionate Share of Unconsolidated Affiliates' Interest, Depreciation and Allowance for Equity Funds Used During Construction. Amounts reflected in 2010 and 2009 include our proportionate share of such amounts attributable to our 50% interest in MEP, for which we transferred substantially all of our interest in May 2010.
Segment Operating Results
Intrastate Transportation and Storage

	Years Ended December 31,
	2010	2009	Change
Natural gas transported (MMBtu/d)	12,251,457	12,254,168	(2,711)
Revenues	$3,290,905	$2,391,544	$899,361
Cost of products sold	2,381,397	1,393,295	988,102
Gross margin	909,508	998,249	(88,741)
Unrealized losses on commodity risk management activities	62,370	24,387	37,983
Operating expenses, excluding non-cash compensation expense	(194,955)	(199,806)	4,851
Selling, general and administrative, excluding non-cash compensation expense	(63,454)	(56,866)	(6,588)
Adjusted EBITDA related to unconsolidated affiliates	2,707	2,970	$(263)
Segment Adjusted EBITDA	$716,176	$768,934	(52,758)
Volumes.  We experienced a decrease in incremental business due to less favorable basis differentials primarily between the West and East Texas market hubs in 2010 which was offset by an increase in volumes transported under long-term contracts.
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
Our margin decreased due to the net impact of the following factors:

•
The average transportation rate decreased approximately $0.01/MMBtu in 2010 as compared to 2009, which resulted in a decrease in transportation fees of $44.6 million. The lower rate was primarily caused by a decrease of $0.15/MMBtu in the average spot price differential between West and East Texas market hubs from $0.28/MMBtu in 2009 compared to $0.13/MMBtu in 2010.

•
From time to time, our marketing affiliate will contract with our intrastate pipelines for long-term and interruptible transportation capacity. Our intrastate transportation and storage segment recorded intercompany transportation fees from our marketing affiliate of $40.0 million in 2010 compared to $60.7 million in 2009. The decrease of $20.7 million between periods was primarily due to a reduction in the amount of capacity utilized by our marketing affiliate.

•
Margin from natural gas sales and other activity increased $18.1 million in 2010 as compared to 2009 primarily due to more favorable margins on gas sales and favorable impacts from system optimization activities. The margin from the natural gas sales and other includes purchased natural gas for transport and sale, derivatives used to hedge transportation activities, and gains and losses on derivatives used to hedge net retained fuel. Excluding derivatives related to storage, in 2010, we had unrealized losses of $13.3 million compared to unrealized gains of $20.9 million in 2009.

•
Retained fuel revenues include gross volumes retained as a fee at the current market price; the cost of consumed fuel is included in operating expenses. Although retention volumes were lower in 2010 compared to 2009, retention revenue increased $5.8 million due to more favorable pricing. Our average retention price for physical gas we retained in 2010 was $4.20/MMBtu compared to $3.54/MMBtu in 2009.

Storage margin was comprised of the following:

	Years Ended December 31,
	2010	2009	Change
Withdrawals from storage natural gas inventory (MMBtu)	39,784,446	23,305,452	16,478,994
Margin on physical sales	$68,661	$12,113	$56,548
Settlements of derivatives	1,517	177,949	(176,432)
Realized margin on natural gas inventory transactions	70,178	190,062	(119,884)
Fair value adjustments	(57,157)	14,630	(71,787)
Unrealized gains (losses) on derivatives	8,842	(111,171)	120,013
Margin recognized on natural gas inventory, including related derivatives	21,863	93,521	(71,658)
Revenues from fee-based storage	40,674	39,779	895
Other costs	(1,042)	(3,804)	2,762
Total storage margin	$61,495	$129,496	$(68,001)

The decrease in our storage margin was principally driven by reductions in mark-to-market adjustments associated with the decline in spreads between the spot and forward prices prior to withdrawing natural gas from our Bammel storage facility. We also experienced lower realized margins from our withdrawals due to weaker market conditions in 2010 than in 2009.
Unrealized Losses on Commodity Risk Management Activities. Unrealized losses totaled $62.4 million in 2010 compared to losses of $24.4 million in 2009. The $38.0 million variance was primarily related to our commercial optimization activities, for which we recorded mark to market losses of $13.3 million in 2010 compared to mark to market gains of $20.9 million in 2009 and for which the gross margin impact for the related hedged item was recorded upon settlement.

Operating Expenses, Excluding Non-Cash Compensation Expense.  Intrastate transportation and storage operating expenses decreased between the periods primarily due to a $14.3 million decrease in the cost of natural gas consumed from $55.9 million in 2009 to $41.6 million in 2010. This decrease was principally due to a decrease in consumption volumes as compared to the prior year. In addition, we experienced a decrease in electricity costs of approximately $4.6 million. Offsetting these decreases were increases in pipeline maintenance expenses of approximately $8.6 million, increases in ad valorem taxes of $2.8 million resulting from increased property values and additions, and increases in environmental expenses of $1.6 million due to a pipeline rupture in 2010. Additionally, we experienced a net increase of $1.1 million in various other operating expenses.
Selling, General and Administrative Expenses, Excluding Non-Cash Compensation Expense.  Intrastate transportation and storage selling, general and administrative expenses increased primarily due to increased employee-related costs (including allocated overhead expenses) of approximately $19.5 million which was primarily attributable to accrued bonus expense, for which none was recorded in 2009. Offsetting the increase was a decrease in professional fees of approximately $12.8 million between periods.

Interstate Transportation

	Years Ended December 31,
	2010	2009	Change
Natural gas transported (MMBtu/d)	1,616,762	1,661,785	(45,023)
Natural gas sold (MMBtu/d)	23,760	18,531	5,229
Revenues	$292,419	$270,213	$22,206
Operating expenses, excluding non-cash compensation expense	(83,740)	(59,343)	(24,397)
Selling, general and administrative, excluding non-cash compensation expense	(20,171)	(22,123)	1,952
Adjusted EBITDA related to unconsolidated affiliates	31,519	39,958	(8,439)
Segment Adjusted EBITDA	$220,027	$228,705	$(8,678)
Volumes.  Average daily transportation volumes on Transwestern decreased in 2010 as compared to 2009 primarily due to less favorable market conditions for transporting natural gas to West delivery points. Tiger pipeline was placed into service in December 2010, and incremental volumes for Tiger pipeline during December 2010 averaged 138,058 MMBtu/d.
Revenues.  Revenues increased primarily due to an increase of $20.3 million in Transwestern’s operational gas sales due to increased gas prices. In addition, transportation revenues increased approximately $1.9 million in 2010 compared to 2009 due to incremental revenues of $10.2 million for the Tiger pipeline since being placed into service in December 2010. The incremental revenue from Tiger pipeline was slightly offset by a decrease in transportation revenues on Transwestern pipeline as a result of the decreased volumes discussed above.
Operating Expenses, Excluding Non-Cash Compensation Expense.  The increase in operating expenses reflects a $9.6 million increase in ad valorem and other taxes primarily related to increased property values for the Phoenix pipeline expansion, a $5.2 million increase related to gas imbalance activities, a $2.1 million increase in right-of-way and rent expenses, and a $2.0 million increase in maintenance project expenses.
Selling, General and Administrative, Excluding Non-Cash Compensation Expense.  Selling, general and administrative expenses decreased primarily due to lower employee-related costs and allocated overhead.
Adjusted EBITDA Related to Unconsolidated Affiliates. We transferred substantially all of our interest in MEP to ETE on May 26, 2010, prior to which we held a 50% joint venture interest in MEP. Amounts reflected primarily represent our proportionate share of such amounts recorded by MEP.
Midstream

	Years Ended December 31,
	2010	2009	Change
NGLs produced (Bbls/d)	51,144	46,640	4,504
Equity NGLs produced (Bbls/d)	19,301	17,355	1,946
Revenues	$3,169,314	$2,441,160	$728,154
Cost of products sold	2,759,113	2,116,279	642,834
Gross margin	410,201	324,881	85,320
Unrealized (gains) losses on commodity risk management activities	12,857	(8,730)	21,587
Operating expenses, excluding non-cash compensation expense	(78,964)	(68,989)	(9,975)
Selling, general and administrative, excluding non-cash compensation expense	(15,069)	(40,930)	25,861
Segment Adjusted EBITDA	$329,025	$206,232	$122,793
Volumes.  NGL production increased in 2010 as compared to 2009 primarily due to increased inlet volumes at our Godley processing plant as a result of more production by our customers in the North Texas area and favorable processing conditions. These factors also contributed to an increase in our equity NGL volumes.

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
Midstream gross margin increased between the periods due to the net impact of the following:

•
Gathering and processing fee-based revenues.  Increased volumes in our North Texas system resulted in increased fee-based margin of $24.1 million. Additionally, increased volumes resulting from our recent acquisitions and other growth capital expenditures located in Louisiana and West Virginia provided an increase of $27.9 million in our margin.

•
Non fee-based contracts and processing margins.  Non fee-based gross margin increased $63.0 million primarily due to higher processing volumes at our Godley plant and more favorable NGL prices. In 2010, the composite NGL price of $1.02 per gallon increased $0.25 per gallon from $0.77 per gallon in 2009.

•
Other midstream gross margin.  As a result of our marketing activities, we recorded unrealized gains in 2009 of $8.7 million associated with transport capacity that was contracted with our intrastate transportation and storage segment. In 2010, we recorded unrealized losses of $12.9 million associated with our marketing activities that were partially offset by realized gains. In 2010 and 2009, other midstream margin is net of $40.0 million and $60.7 million, respectively, of fees charged by our intrastate transportation systems. These fees are recognized as income by our intrastate transportation and storage segment and have no effect on our consolidated results of operations.

Unrealized (Gains) Losses on Commodity Risk Management Activities. Our marketing affiliate recorded unrealized losses of $12.9 million in 2010 compared to unrealized gains of $8.7 million in 2009. This variance was primarily the result of the timing of hedging activities for transportation capacity and the physical volumes being hedged.
Operating Expenses, Excluding Non-Cash Compensation Expense.  Midstream operating expenses increased primarily due to an increase in maintenance expense of $2.7 million, an increase in plant operating expenses of $2.0 million, and a net increase in other operating expenses of $5.3 million resulting from increased volumes on our systems and processing/treating facilities.
Selling, General and Administrative Expenses, Excluding Non-Cash Compensation Expense.  Midstream selling, general and administrative expenses decreased primarily due to a decrease in professional fees of $18.5 million, of which $10.0 million related to a FERC settlement in 2009, and a net decrease of $7.4 million in other expenses primarily due to lower employee-related costs (including allocated overhead expenses).
Retail Propane and Other Retail Propane Related

	Years Ended December 31
	2010	2009	Change
Retail propane gallons (in thousands)	554,865	568,315	(13,450)
Retail propane revenues	$1,314,973	$1,190,523	$124,450
Other retail propane related revenues	104,673	102,060	2,613
Retail propane cost of products sold	752,926	574,854	178,072
Other retail propane related cost of products sold	21,816	21,148	668
Gross margin	644,904	696,581	(51,677)
Unrealized (gains) losses on commodity risk management activities	3,073	(45,637)	48,710
Operating expenses, excluding non-cash compensation expense	(335,224)	(340,757)	5,533
Selling, general and administrative, excluding non-cash compensation expense	(43,083)	(40,160)	(2,923)
Segment Adjusted EBITDA	$269,670	$270,027	$(357)

Volumes.  Sales volumes were negatively impacted by the timing and geographic distribution of temperature patterns due to an abrupt end to the 2009-2010 heating season in the eastern United States and the continued customer conservation resulting from the lingering effects of the economic recession, which slowed certain normal seasonal deliveries. These negative impacts more than offset the favorable impact to sales volumes resulting from the colder than normal weather in certain areas of our operations. In 2010, the combined average temperatures in our operating areas were approximately 3.3% colder than normal as compared to weather which was approximately 4.1% colder than normal in 2009.
Gross Margin.  Total gross margin decreased primarily due to a decrease of $48.7 million attributable to the mark-to-market adjustment for our financial instruments used in our commodity price risk management activities, as discussed below, and also a decrease of approximately $13.5 million resulting from the decrease in volumes discussed above. The decrease in gross margin was offset by an approximate $8.6 million favorable impact from increases in the average margin per gallon sold in 2010 over 2009 and a $1.9 million increase in other gross profit.
Unrealized (Gains) Losses on Commodity Risk Management Activities. Prior to April 2009, our financial instruments used to hedge our customer prebuy programs were not designated as cash flow hedges for accounting purposes, and changes in market value were recorded in cost of products sold in the consolidated statements of operations. The propane margins in 2009 include unrealized gains of $45.6 million on these contracts. In comparison, the remaining contracts under mark-to-market accounting resulted in unrealized losses of $3.1 million in 2010.
Operating Expenses, Excluding Non-Cash Compensation Expense.  Operating expenses decreased primarily due to decreases of $4.2 million in compensation and benefits expense, $5.7 million in performance-based bonus accruals and $2.2 million due to a reduction in net business insurance reserves and claims. These decreases were partially offset by an increase in our vehicle fuel expenses due to the increase in fuel costs between periods and a slight increase in other general operating expenses.
Selling, General and Administrative Expenses, Excluding Non-Cash Compensation Expense.  The increase in selling, general and administrative expenses was primarily due to increased administrative expense allocations.

Liquidity and Capital Resources
Our ability to satisfy our obligations and pay distributions to our Unitholders will depend on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond management’s control.
We currently believe that our business has the following future capital requirements:

•
growth capital expenditures for our midstream and intrastate transportation and storage segments primarily for the construction of new pipelines and compression facilities, for which we expect to spend between $800 million and $900 million in 2012;

•
growth capital expenditures for our NGL transportation and services segment of between $1.3 billion and $1.5 billion in 2012, for which we expect to receive capital contributions from Regency related to their 30% share of Lone Star of between $350 million and $400 million; and

•
maintenance capital expenditures of between $130 million and $140 million during 2012, which include (i) capital expenditures for our intrastate operations for pipeline integrity and for connecting additional wells to our intrastate natural gas systems in order to maintain or increase throughput on existing assets; (ii) capital expenditures for our interstate operations, primarily for pipeline integrity; and (iii) capital expenditures related to NGL transportation and services, including amounts expected to be funded by our joint venture partner related to its 30% interest in Lone Star.

We do not expect to make any growth capital expenditures in 2012 related to our interstate transportation segment.
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
As discussed in Note 3 to our consolidated financial statements included in this report, we entered into the Amended Citrus Merger Agreement on July 19, 2011. In January 2012, we issued senior notes to fund substantially all of the cash portion of the purchase price. We also intend to issue sufficient additional equity to maintain its investment grade credit rating and to use the proceeds from such equity issuances to repay other indebtedness and fund capital expenditures. In addition, we may enter into other acquisitions, including the potential acquisition of new pipeline systems.
We generally fund our capital requirements with cash flows from operating activities and, to the extent that they exceed cash flows from operating activities, with proceeds of borrowings under existing credit facilities, long-term debt, the issuance of additional Common Units or a combination thereof.
We recently amended our revolving credit facility to, among other things, increase the capacity from $2.0 billion to $2.5 billion and extend the maturity date to 2016. As of December 31, 2011, in addition to $106.8 million of cash on hand, we had available capacity under our revolving credit facility (the "ETP Credit Facility") of $2.16 billion. Based on our current estimates, we expect to utilize capacity under the ETP Credit Facility, along with cash from operations, to fund our announced growth capital expenditures and working capital needs through the end of 2012; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects, to maintain investment grade credit metrics or other partnership purposes.
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
Following is a summary of operating activities by period:
Year Ended December 31, 2011
Cash provided by operating activities in 2011 was $1.34 billion and net income was $697.2 million. The difference between net income and cash provided by operating activities in 2011 consisted of non-cash items totaling $486.1 million and changes in operating assets and liabilities of $165.7 million. The non-cash activity in 2011 consisted primarily of depreciation and amortization of $430.9 million and non-cash compensation expense of $37.5 million.
Year Ended December 31, 2010
Cash provided by operating activities in 2010 was $1.20 billion and net income was $617.2 million. The difference between net income and cash provided by operating activities in 2010 consisted of non-cash items totaling $416.9 million, changes in operating assets and liabilities of $125.2 million, interest rate swap termination proceeds of $26.5 million and distributions received from our affiliates that exceeded our equity in earnings by $20.9 million. The non-cash activity in 2010 consisted primarily of depreciation and amortization of $343.0 million, non-cash compensation expense of $28.4 million, and a non-cash impairment of
$52.6 million on our investment in MEP. This impairment was incurred prior to our transfer of substantially all of our investment in MEP to ETE on May 26, 2010. These amounts are partially offset by the allowance for equity funds used during construction of $28.9 million.
Year Ended December 31, 2009
Cash provided by operating activities in 2009 was $826.9 million and net income was $791.5 million. The difference between net income and cash provided by operating activities in 2009 consisted of non-cash items totaling $355.5 million (principally depreciation and amortization expense of $312.8 million and non-cash compensation expense of $25.3 million), offset by net changes in operating assets and liabilities of $320.7 million.

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
Following is a summary of investing activities by period:
Year Ended December 31, 2011
Cash used in investing activities in 2011 was $3.55 billion. Total capital expenditures (excluding the allowance for equity funds used during construction) were $1.42 billion including changes in accruals of $93.3 million. Growth capital expenditures in 2011, before changes in accruals, were $1.16 billion for our midstream, intrastate transportation and storage and NGL segments, $180.6 million for our interstate transportation segment, and $35.9 million for our retail propane and all other segments. We also incurred $134.2 million in maintenance expenditures, of which $76.6 million related to our midstream, intrastate transportation and storage and NGL segments, $30.5 million related to our interstate transportation segment, and $27.1 million to our retail propane and all other segments. In addition, in 2011 we paid cash for acquisitions of $1.97 billion, primarily for the LDH Acquisition, and made net advances to our joint ventures of $200.5 million.
Year Ended December 31, 2010
Cash used in investing activities in 2010 was $1.49 billion. Total capital expenditures (excluding the allowance for equity funds used during construction) were $1.35 billion including changes in accruals of $37.6 million. Growth capital expenditures in 2010, before changes in accruals, were $429.8 million for our midstream and intrastate transportation and storage segments, $824.6 million for our interstate transportation segment, and $34.5 million for our retail propane and all other segments. We also incurred $99.3 million in maintenance expenditures, of which $50.7 million related to our midstream and intrastate transportation and storage segments, $20.5 million related to our interstate transportation segment, and $28.0 million to our retail propane and all other segments. In addition, in 2010 we paid cash for acquisitions of $177.9 million.
Year Ended December 31, 2009
Cash used in investing activities in 2009 of $1.35 billion was comprised primarily of $530.3 million invested for growth capital expenditures (excluding the allowance for equity funds used during construction), including changes in accruals of $115.7 million. Total growth capital expenditures consist of $412.0 million for our midstream and intrastate transportation and storage segments, $78.9 million for our interstate operations, and $39.5 million for our propane operations. We also incurred $102.7 million in maintenance expenditures needed to sustain operations of which $65.0 million related to midstream and intrastate operations, $13.2 million related to interstate operations, and $24.4 million related to propane operations. In addition, we made advances to MEP of $664.5 million and received a reimbursement from FEP of all of our contributions, including $9.0 million that we contributed in 2008. As a result of our acquisition of a natural gas compression equipment business in exchange for ETP Common Units, cash acquired in connection with acquisitions in 2009 exceeded the cash we paid by $30.4 million.
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions to partners increased between the periods based on increases in the number of Common Units outstanding.
Following is a summary of financing activities by period:
Year Ended December 31, 2011
Cash provided by financing activities was $2.27 billion in 2011. We received $1.47 billion in net proceeds from Common Unit offerings, including $96.3 million under our equity distribution program (see Note 6 to our consolidated financial statements). Net proceeds from the offerings were used to repay outstanding borrowings under the ETP Credit Facility, to fund capital expenditures, acquisitions, and capital contributions to joint ventures, as well as for general partnership purposes. In 2011, we had a net increase in our debt level of $1.38 billion primarily due to our issuance of $1.50 billion of senior notes in May 2011 to partially fund the LDH Acquisition. We also received $645.3 million of capital contributions from noncontrolling interest related to the LDH Acquisition. In 2011, we paid distributions of $1.16 billion to our partners.
Year Ended December 31, 2010
Cash provided by financing activities was $272.9 million in 2010. We received $1.15 billion in net proceeds from Common Unit offerings, including $239.3 million under our equity distribution program (see Note 6 to our consolidated financial statements). Net proceeds from the offerings were used to repay borrowings under the ETP Credit Facility, to fund capital expenditures, and capital contributions to joint ventures, as well as for general partnership purposes. In 2010, we had a net increase in our debt level of $192.8 million primarily due to borrowings to fund capital expenditures and to fund capital contributions to joint ventures, partially offset by the use of proceeds from our Common Unit offerings. In 2010, we paid distributions of $1.07 billion to our partners.
Year Ended December 31, 2009
Cash provided by financing activities was $495.2 million in 2009. We received $936.3 million in net proceeds from Common Unit offerings, including $81.5 million under our equity distribution program (see Note 6 to our consolidated financial statements). Net proceeds from the offerings were used to repay borrowings under the ETP Credit Facility, to fund capital expenditures and capital contributions to joint ventures. In 2009, we had a net increase in our debt level of $520.4 million primarily due to borrowings to fund capital expenditures and to fund capital contributions to joint ventures, partially offset by the use of proceeds from our Common Unit offerings. We issued senior notes (see Note 5 to our consolidated financial statements) for net proceeds of $993.6 million, which were used to repay outstanding borrowings under the ETP Credit Facility and for general partnership purposes. In addition Transwestern issued $350.0 million of senior notes, the proceeds from which were used to repay a portion of Transwestern’s intercompany indebtedness to ETP. The Partnership, in turn, used the proceeds from Transwestern’s intercompany loan repayment to repay outstanding borrowings under the ETP Credit Facility. In 2009, we paid distributions of $957.3 million to our partners.
Description of Indebtedness
Our outstanding consolidated indebtedness was as follows (in thousands):

	Pro Forma December 31, 2011 (1)
		Actual at December 31,
		2011	2010
ETP Senior Notes	$7,800,000	$6,550,000	$5,050,000
Transwestern Senior Unsecured Notes	870,000	870,000	870,000
HOLP Senior Secured Notes	—	71,314	103,127
Revolving credit facilities	314,438	314,438	402,327
Other long-term debt	—	10,345	9,541
Unamortized discounts	(21,407)	(15,457)	(12,074)
Fair value adjustments related to interest rate swaps	11,647	11,647	17,260
Total debt	8,974,678	7,812,287	6,440,181
Less: current maturities	(108,000)	(424,117)	(35,265)
Long-term debt, less current maturities	$8,866,678	$7,388,170	$6,404,916

(1)
Pro forma amounts reflect December 31, 2011 actual amounts, as adjusted for (i) the closing of the Propane Transaction in January 2012 and assumption by AmeriGas of the debt related to the Propane Business, (ii) the January 2012 senior notes offering described below, and (iii) the 2012 tender offer as described below.

The terms of our consolidated indebtedness and that of our Operating Companies are described in more detail below and in Note 5 to our consolidated financial statements.
January 2012 Senior Notes Offering
In January 2012, we completed a public offering of $1.0 billion aggregate principal amount of our 5.2% Senior Notes due February 1, 2022 and $1.0 billion aggregate principal amount of our 6.5% Senior Notes due February 1, 2042. We expect to use the net proceeds of approximately $1.979 billion from this offering to fund the cash portion of the purchase price, or $1.895 billion, of the Citrus Acquisition and for general partnership purposes. If we do not consummate the Citrus Acquisition on or before April 17, 2012, or if the Citrus Merger Agreement is terminated at any time on or before such date, we must redeem the notes at a redemption price equal to 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
2012 Tender Offer
In January 2012, we announced a cash tender offer for up to $750 million aggregate principal amount of specified series of the ETP Senior Notes. The tender offer consisted of two separate offers: an Any and All Offer and a Maximum Tender Offer. The senior notes described below were repurchased under the Any and All Offer and Maximum Tender Offer for a total cost of $885.9 million.

In the Any and All Offer, we offered to purchase, under certain conditions, any and all of our 5.65% Senior Notes due August 1, 2012, at a fixed price. Pursuant to the Any and All Offer, we purchased $292.0 million in aggregate principal amount on January 19, 2012.
In the Maximum Tender Offer, we offered to purchase, under certain conditions, certain series of outstanding ETP Senior Notes at a fixed spread over the index rate. Pursuant to this tender offer, on February 7, 2012, we purchased $200.0 million aggregate principal amount of our 9.7% Senior Notes due March 15, 2019, $200.0 million aggregate principal amount of our 9.0% Senior Notes due April 15, 2019 and $58.1 million aggregate principal amount of our 8.5% Senior Notes due April 15, 2014.
Put Option
The holders of our 9.7% Senior Notes due March 15, 2019 have the right to require us to repurchase all or a portion of such notes on March 15, 2012 at a purchase price equal to 100% of the principal amount (par value) of the notes tendered. Subsequent to the settlement of the Maximum Tender Offer on February 7, 2012, as discussed above, $400.0 million aggregate principal amount of such notes remains outstanding. The current market value of these remaining outstanding notes is significantly higher than the principal amount, making a repurchase at par value uneconomic by the holder. However, if such a repurchase were to occur, we would intend to refinance any amounts paid on a long-term basis.
ETP Credit Facility
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
As of December 31, 2011, we had $314.4 million outstanding under the ETP Credit Facility, and the amount available for future borrowings was $2.16 billion taking into account letters of credit of $25.6 million. The weighted average interest rate on the total amount outstanding as of December 31, 2011 was 1.78%.
Debt Covenants
The agreements relating to the ETP Senior Notes contain restrictive covenants customary for an issuer with an investment-grade rating from the rating agencies, which covenants include limitations on liens and a restriction on sale-leaseback transactions.
The credit agreement relating to the ETP Credit Facility contains covenants that limit (subject to certain exceptions) the Partnership’s and certain of the Partnership’s subsidiaries’ ability to, among other things:

•	incur indebtedness;

•	grant liens;

•	enter into mergers;

•	dispose of assets;

•	make certain investments;

•	make Distributions (as defined in such credit agreement) during certain Defaults (as defined in such credit agreement) and during any Event of Default (as defined in such credit agreement);

•	engage in business substantially different in nature than the business currently conducted by the Partnership and its subsidiaries;

•	engage in transactions with affiliates; and

•	enter into restrictive agreements;
The credit agreement relating to the ETP Credit Facility also contains a financial covenant that provides that the Leverage Ratio, as defined in the ETP Credit Facility, shall not exceed 5.0 to 1 as of the end of each quarter, with a permitted increase to 5.5 to 1 during a Specified Acquisition Period, as defined in the ETP Credit Facility.
The agreements relating to the Transwestern senior notes contain certain restrictions that, among other things, limit the incurrence of additional debt, the sale of all or substantially all assets and the payment of dividends and specify a maximum debt to capitalization ratio.
We are required to assess compliance quarterly and were in compliance with all requirements, limitations, and covenants related to debt agreements as of December 31, 2011. We plan to fund our working capital needs and growth capital expenditures with cash on hand, cash flow from operations, and borrowings under the ETP Credit Facility. However, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects or other partnership purposes. Please read “Risk Factors — Risks Related to Our Business — Construction of new pipeline projects will require significant amounts of debt and equity financing which may not be available to us on acceptable terms, or at all.” While we expect that our financing for future projects will result in an increase in our level of indebtedness in future quarters, we also expect that the incremental cash flow from the projects will allow us to satisfy the financial covenants related to our existing debt in 2012.
Each of the agreements referred to above are incorporated herein by reference to our reports previously filed with the SEC under the Exchange Act. See “Item 1. Business – SEC Reporting.”
Contractual Obligations
The following table summarizes our long-term debt and other contractual obligations as of December 31, 2011, excluding amounts related to our Propane Business, which was contributed to AmeriGas in January 2012 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$7,734,438	$400,000	$788,000	$1,189,438	$5,357,000
Interest on long-term debt (a)	5,517,107	506,815	932,525	788,517	3,289,250
Payments on derivatives	117,020	74,778	42,242	—	—
Purchase commitments (b)	19,336	19,336	—	—	—
Operating lease obligations	237,364	19,795	35,178	32,547	149,844
Totals (c)	$13,625,265	$1,020,724	$1,797,945	$2,010,502	$8,796,094

(a)
Interest payments on long-term debt are based on the principal amount of debt obligations as of December 31, 2011. With respect to variable rate debt, the interest payments were estimated using the interest rate as of December 31, 2011. To the extent interest rates change, our contractual obligations for interest payments will change. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further discussion.

(b)
We define a purchase commitment as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for propane and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the December 31, 2011 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Obligations shown in the table represent estimated payment obligations under these contracts for the periods indicated.

(c)	Excludes non-current deferred tax liabilities of $125.9 million due to uncertainty of the timing of future cash flows for such liabilities.
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
Distributions declared are summarized as follows:

	Record Date	Payment Date	Amount per Unit
Year Ended December 31, 2011	November 4, 2011	November 14, 2011	$0.89375
	August 5, 2011	August 15, 2011	0.89375
	May 6, 2011	May 16, 2011	0.89375
	February 7, 2011	February 14, 2011	0.89375

Year Ended December 31, 2010	November 8, 2010	November 15, 2010	$0.89375
	August 9, 2010	August 16, 2010	0.89375
	May 7, 2010	May 17, 2010	0.89375
	February 8, 2010	February 15, 2010	0.89375

Year Ended December 31, 2009	November 9, 2009	November 16, 2009	$0.89375
	August 7, 2009	August 14, 2009	0.89375
	May 8, 2009	May 15, 2009	0.89375
	February 6, 2009	February 13, 2009	0.89375
On January 25, 2012, we declared a cash distribution for the three months ended December 31, 2011 of $0.89375 per Common Unit, or $3.575 annualized. We paid this distribution on February 14, 2012 to Unitholders of record at the close of business on February 7, 2012.
The total amounts of distributions declared during the periods presented (all from Available Cash from our operating surplus and are shown in the year with respect to which they relate) are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Limited Partners:
Common Units	$762,350	$676,798	$629,263
Class E Units	12,484	12,484	12,484
General Partner Interest	19,603	19,524	19,505
Incentive Distribution Rights	421,888	375,979	350,486
Total distributions declared	$1,216,325	$1,084,785	$1,011,738
New Accounting Standards
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which simplified how entities test goodwill for impairment. ASU 2011-08 gives entities the option, under certain circumstances, to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether further impairment testing is necessary. ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, and early adoption is permitted. We adopted and applied this standard to our annual impairment tests performed for certain of our reporting units during the year ended December 31, 2011. There was no impact to our financial position or results of operations as a result of the adoption of this standard.
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
Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the accrual for and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The natural gas industry conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results for the midstream, NGL and intrastate transportation and storage segments are estimated using volume estimates and market prices. Any differences between estimated results and actual results are recognized in the following month’s financial statements. Management believes that the operating results estimated for the year ended December 31, 2011 represent the actual results in all material respects.
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
Revenue Recognition.  Revenues for sales of natural gas and NGLs are recognized at the later of the time of delivery of the product to the customer or the time of sale. Revenues from service labor, transportation, treating, compression and gas processing, are recognized upon completion of the service. Transportation capacity payments are recognized when earned in the period the capacity is made available.
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
NGL storage and pipeline transportation revenues are recognized when services are performed or products are delivered, respectively. Fractionation and processing revenues are recognized when product is either loaded into a truck or injected into a third party pipeline, which is when title and risk of loss pass to the customer.
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
Fair Value of Financial Instruments.  We have marketable securities, commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider over-the-counter (“OTC”) commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. We currently do not have any recurring fair value measurements that are considered Level 3 valuations.
Impairment of Long-Lived Assets and Goodwill.  Long-lived assets are required to be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Goodwill and intangibles with indefinite lives must be tested for impairment annually or more frequently if events or changes in circumstances indicate that the related asset might be impaired. An impairment loss should be recognized only if the carrying amount of the asset/goodwill is not recoverable and exceeds its fair value. We adopted ASU 2011-08 during the year ended December 31, 2011. This standard allows us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether further impairment testing is necessary.
In order to test for recoverability when performing a quantitative impairment test, we must make estimates of projected cash flows related to the asset, which include, but are not limited to, assumptions about the use or disposition of the asset, estimated remaining life of the asset, and future expenditures necessary to maintain the asset’s existing service potential. In order to determine fair value, we make certain estimates and assumptions, including, among other things, changes in general economic conditions in regions in which our markets are located, the availability and prices of natural gas and propane supply, our ability to negotiate favorable sales agreements, the risks that natural gas exploration and production activities will not occur or be successful, our dependence on certain significant customers and producers of natural gas, and competition from other midstream companies, including major energy producers. While we believe we have made reasonable assumptions to calculate the fair value, if future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations.
Property, Plant and Equipment.  Expenditures for maintenance and repairs that do not add capacity or extend the useful life are expensed as incurred. Expenditures to refurbish assets that either extend the useful lives of the asset or prevent environmental contamination are capitalized and depreciated over the remaining useful life of the asset. Additionally, we capitalize certain costs directly related to the construction of assets including internal labor costs, interest and engineering costs. Upon disposition or retirement of pipeline components or natural gas plant components, any gain or loss is recorded to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any gain or loss is included in the consolidated statement of operations. Depreciation of property, plant and equipment is provided using the straight-line method based on their estimated useful lives ranging from 3 to 83 years. Changes in the estimated useful lives of the assets could have a material effect on our results of operation. We do not anticipate future changes in the estimated useful lives of our property, plant and equipment.
Asset Retirement Obligation.  We have determined that we are obligated by contractual or regulatory requirements to remove facilities or perform other remediation upon retirement of certain assets. Determination of the amounts to be recognized is based upon numerous estimates and assumptions, including expected settlement dates, future retirement costs, future inflation rates and the credit-adjusted risk-free interest rates. However, management was not able to reasonably measure the fair value of the asset retirement obligations as of December 31, 2011 or 2010 because the settlement dates were indeterminable. We will record an asset retirement obligation in the periods in which management can reasonably determine the settlement dates.
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
For more information on our litigation and contingencies, see Note 8 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” in this report.
Forward-Looking Statements
This annual report contains various forward-looking statements and information that are based on our beliefs and those of our General Partner, as well as assumptions made by and information currently available to us. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. When used in this annual report, words such as “anticipate,” “project,” “expect,” “plan,” “goal,” “forecast,” “estimate,” “intend,” “could,” “believe,” “may,” “will” and similar expressions and statements regarding our plans and objectives for future operations, are intended to identify forward-looking statements. Although we and our General Partner believe that the expectations on which such forward-looking statements are based are reasonable, neither we nor our General Partner can give assurances that such expectations will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or expected. Among the key risk factors that may have a direct bearing on our results of operations and financial condition are:

•	the volumes transported on our pipelines and gathering systems;

•	the level of throughput in our processing and treating facilities;

•	the fees we charge and the margins we realize for our gathering, treating, processing, storage and transportation services;

•	the prices and market demand for, and the relationship between, natural gas and NGLs;

•	energy prices generally;

•	the prices of natural gas and NGLs compared to the price of alternative and competing fuels;

•	the general level of petroleum product demand and the availability and price of NGL supplies;

•	the level of domestic oil, natural gas and NGL production;

•	the availability of imported oil, natural gas and NGLs;

•	actions taken by foreign oil and gas producing nations;

•	the political and economic stability of petroleum producing nations;

•	the effect of weather conditions on demand for oil, natural gas and NGLs;

•	availability of local, intrastate and interstate transportation systems;

•	the continued ability to find and contract for new sources of natural gas supply;

•	availability and marketing of competitive fuels;

•	the impact of energy conservation efforts;

•	energy efficiencies and technological trends;

•	governmental regulation and taxation;

•	changes to, and the application of, regulation of tariff rates and operational requirements related to our interstate and intrastate pipelines;

•	hazards or operating risks incidental to the gathering, treating, processing and transporting of natural gas and NGLs;

•	competition from other midstream companies and interstate pipeline companies;

•	loss of key personnel;

•	loss of key natural gas producers or the providers of fractionation services;

•	reductions in the capacity or allocations of third-party pipelines that connect with our pipelines and facilities;

•	the effectiveness of risk-management policies and procedures and the ability of our liquids marketing counterparties to satisfy their financial commitments;

•	the nonpayment or nonperformance by our customers;

•	regulatory, environmental, political and legal uncertainties that may affect the timing and cost of our internal growth projects, such as our construction of additional pipeline systems;

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

•
risks associated with the assets and operations of entities in which we own less than a controlling interests, including risks related to management actions at such entities that we may not be able to control or exert influence;

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
You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risks described under “Item 1A. Risk Factors” in this annual report. Any forward-looking statement made by us in this Annual Report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.
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
The United States Congress adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (HR 4173), which, among other provisions, establishes federal oversight and regulation of the over-the-counter derivatives market and entities that participate in that market. The new legislation was signed into law by the President on July 21, 2010 and requires the Commodities Futures Trading Commission (the “CFTC”), the SEC, and other regulators to promulgate rules and regulations implementing the new legislation. In December 2011, the CFTC extended relief from certain swap regulation provisions of the Legislation until July 16, 2012. The CFTC issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. It is not possible at this time to predict when the CFTC will make these regulations effective. The financial reform legislation may also require us to comply with margin requirements and with certain clearing and trade-execution requirements in connection with our derivative activities, although the application of those provisions to us is uncertain at this time. The financial reform legislation may also require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty. The new legislation and any new regulations could significantly increase the cost of derivative contracts (including through requirements to post collateral, which could adversely affect our available liquidity), materially alter the terms of derivative contracts, reduce the availability of derivatives to protect against risks we encounter, reduce our ability to monetize or restructure our existing derivative contracts, and increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of legislation and regulations, our results of operations may become more volatile and our cash flows may be less predictable.
Commodity Price Risk
For certain of our activities, we are exposed to market risks related to the volatility of natural gas and NGL prices. To manage the impact of volatility from these prices, we utilize various exchange-traded and over-the-counter commodity financial instrument contracts. These contracts consist primarily of futures and swaps and are recorded at fair value in the consolidated balance sheets. In general, we use derivatives to reduce market exposure and price risk within our segments as follows:

•
We use derivative financial instruments in connection with our natural gas inventory at the Bammel storage facility by purchasing physical natural gas and then selling forward financial contracts at a price sufficient to cover our carrying costs and provide a gross profit margin. We also use derivatives in our intrastate transportation and storage segment to hedge the sales price of retention natural gas in excess of consumption, a portion of volumes purchased at the wellhead from producers, and location price differentials related to the transportation of natural gas. Additionally, during the fourth quarter of 2011 we used derivatives for trading purposes.

•	Derivatives are utilized in our midstream segment in order to mitigate price volatility in our marketing activities and manage fixed price exposure incurred from contractual obligations.

•
Our propane segment permitted customers to guarantee the propane delivery price for the next heating season. We executed fixed sales price contracts with our customers and entered into propane futures contracts to fix the purchase price related to these sales contracts, thereby locking in a gross profit margin. We used propane futures contracts to secure the purchase price of our propane inventory for a percentage of our anticipated propane sales.

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
If we designate a hedging relationship as a fair value hedge, we record the changes in fair value of the hedged asset or liability in cost of products sold in our consolidated statement of operations. This amount is offset by the changes in fair value of the related hedging instrument. Any ineffective portion or amount excluded from the assessment of hedge ineffectiveness is also included in cost of products sold in our consolidated statements of operations.
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

The table below summarizes our commodity-related financial derivative instruments and fair values as well as the effect of an assumed hypothetical 10% change in the underlying price of the commodity. Notional volumes are presented in MMBtu for natural gas and gallons for propane. Dollar amounts are in thousands.

	December 31, 2011			December 31, 2010
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
Natural Gas:
Basis Swaps IFERC/NYMEX - Trading (1)	(151,260,000)	$(22,582)	$2,593	—	$—	$—
Basis Swaps IFERC/NYMEX - Non-Trading	(61,420,000)	4,024	266	(38,897,500)	(2,334)	304
Swing Swaps IFERC	92,370,000	(1,072)	138	(19,720,000)	(2,086)	2,228
Fixed Swaps/Futures	797,500	(4,301)	145	(2,570,000)	(11,488)	1,176
Forward Physical Contracts	(10,672,028)	(13)	1,118	—	—	—
Options — Calls	—	—	—	(3,000,000)	62	7
Propane:
Forwards/Swaps	38,766,000	(4,122)	5,290	1,974,000	275	258
Fair Value Hedging Derivatives
Natural Gas:
Basis Swaps IFERC/NYMEX - Non-Trading	(28,752,500)	(808)	181	(28,050,000)	722	322
Fixed Swaps/Futures	(45,822,500)	70,761	14,048	(39,105,000)	8,599	16,837
Cash Flow Hedging Derivatives
Natural Gas:
Fixed Swaps/Futures	—	—	—	(210,000)	232	93
Options — Puts	3,600,000	6,435	933	26,760,000	10,545	7,125
Options — Calls	(3,600,000)	(12)	13	(26,760,000)	4,812	1,565
Propane:
Forwards/Swaps	—	—	—	32,466,000	6,589	4,196

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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
Interest Rate Risk
As of December 31, 2011, we had $314.4 million of floating rate debt outstanding under our revolving credit facility. A hypothetical change of 100 basis points would result in a change to interest expense of $3.1 million annually. We manage a portion of our interest rate exposure by utilizing interest rate swaps. To the extent that we have debt with floating interest rates that are not hedged, our results of operations, cash flows and financial condition could be adversely affected by increases in interest rates.

We had the following interest rate swaps outstanding as of December 31, 2011 (dollars in thousands), none of which are designated as hedges for accounting purposes:

Term	Type (1)	Notional Amount Outstanding
		December 31, 2011	December 31, 2010
May 2012(2)	Forward starting to pay a fixed rate of 2.59% and receive a floating rate	$350,000	$—
August 2012(2)	Forward starting to pay a fixed rate of 3.51% and receive a floating rate	500,000	400,000
July 2013(2)	Forward starting to pay a fixed rate of 4.02% and receive a floating rate	300,000	—
July 2018	Pay a floating rate plus a spread of 4.01% and receive a fixed rate of 6.70%	500,000	500,000

(1)	As of December 31, 2011, floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward starting swaps have a term of 10 years with a mandatory termination date the same as the effective date.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on non-hedged interest rate derivatives) of approximately $82.7 million as of December 31, 2011. For the $500 million of interest rate swaps whereby we pay a floating rate and receive a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows (swap settlements) of $5.0 million. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
Credit Risk
We maintain credit policies with regard to our counterparties that we believe minimize our overall credit risk. These policies include an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances and the use of standardized agreements, which allow for netting of positive and negative exposure associated with a single or multiple counterparties.
Our counterparties consist primarily of petrochemical companies and other industrials, small to major oil and gas producers, midstream and power generation companies. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. Currently, management does not anticipate a material adverse effect on our financial position or results of operations as a result of counterparty nonperformance.
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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our General Partner, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including the Chief Executive Officer and

Chief Financial Officer of our General Partner, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2011.
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
On May 2, 2011, ETP-Regency Midstream Holdings, LLC (“ETP-Regency LLC”), a joint venture owned 70% by the Partnership and 30% by Regency Energy Partners LP (“Regency”), acquired all of the membership interest in LDH Energy Asset Holdings LLC (“LDH”), from Louis Dreyfus Highbridge Energy LLC (“Louis Dreyfus”). Subsequent to closing, ETP-Regency LLC was renamed Lone Star NGL LLC and LDH was renamed Lone Star NGL Asset Holdings LLC ("Lone Star Holdings"). Management has acknowledged that it is responsible for establishing and maintaining a system of internal controls over financial reporting for Lone Star Holdings. We are in the process of integrating Lone Star Holdings, and we therefore excluded Lone Star Holdings from our December 31, 2011 assessment of the effectiveness of internal control over financial reporting. Lone Star Holdings had total assets of $2.21 billion and third party revenue of $361.5 million from May 2, 2011 to December 31, 2011 included in our consolidated financial statements as of and for the year ended December 31, 2011. The impact of the acquisition of LDH has not materially affected and is not expected to materially affect our internal control over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed. We believe, however, that we will be able to maintain sufficient controls over the substantive results of our financial reporting throughout this integration process.
Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.
Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

Partners
Energy Transfer Partners, L.P.

We have audited Energy Transfer Partners, L.P.'s (a Delaware limited partnership) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Energy Transfer Partners, L.P.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting (Management's Report). Our responsibility is to express an opinion on Energy Transfer Partners, L.P.'s internal control over financial reporting based on our audit. Our audit of, and opinion on, Energy Transfer Partners, L.P.'s internal control over financial reporting does not include internal control over financial reporting of Lone Star NGL Asset Holdings LLC (formerly LDH Energy Asset Holdings LLC), a consolidated subsidiary, whose financial statements reflect total assets and revenues constituting 14 and 5 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011. As indicated in Management's Report, LDH Energy Asset Holdings LLC was acquired during 2011 and therefore, management's assertion on the effectiveness of Energy Transfer Partners, L.P.'s internal control over financial reporting excluded internal control over financial reporting of Lone Star NGL Asset Holdings LLC (formerly LDH Energy Asset Holdings LLC).

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Energy Transfer Partners, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Energy Transfer Partners, L.P. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Dallas, Texas
February 22, 2012

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a–15(f) or Rule 15d–15(f)) that occurred in the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Our General Partner manages and directs all of our activities. The activities of our General Partner are managed and directed by its general partner, ETP LLC. Our officers and directors are officers and directors of ETP LLC. ETE, as the sole member of ETP LLC, is entitled under the limited liability company agreement of ETP LLC to appoint all of the directors of ETP LLC. This agreement provides that the Board of Directors of ETP LLC shall consist of not more than 13 persons, at least three of whom are required to qualify as independent directors. Our six current directors include ETP LLC’s Chief Executive Officer and ETP LLC’s President and Chief Operating Officer.
From January 1, 2011 until June 30, 2011, our Board of Directors was comprised of nine persons, seven of whom qualified as “independent” under the NYSE’s corporate governance standards. In order to serve on the special committee of the ETE Board, on and effective as of June 30, 2011, each of Messrs. Davis, Turner and Albin resigned from the ETP Board. Of our current six directors, we have determined that Messrs. Byrne, Collins, Glaske, and Grimm all meet the NYSE’s independence requirements.
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
Annual Certification
We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this annual report. In 2011, our CEO provided to the NYSE the annual CEO certification regarding our compliance with the NYSE corporate governance listing standards.
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
Audit Committee
The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board of Directors appoints persons who are independent under the NYSE’s standards for audit committee members to serve on its Audit Committee. In addition, the Board determines that at least one member of the Audit Committee has such accounting or related financial management expertise sufficient to qualify such person as the audit committee financial expert in accordance with Item 407 (d)(5) of Regulation S-K. The Board has determined that based on relevant experience, Audit Committee members Paul E. Glaske and Bill W. Byrne qualified as Audit Committee financial experts during 2011. A description of the qualifications of Mr. Glaske and Mr. Byrne may be found elsewhere in this Item under “—Directors and Executive Officers of the General Partner.”
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
Compensation and Nominating/Corporate Governance Committees
Although we are not required under NYSE rules to appoint a Compensation Committee or a Nominating/Corporate Governance Committee because we are a limited partnership, our Board of Directors has established a Compensation Committee to establish standards and make recommendations concerning the compensation of our officers and directors. In addition, the Compensation Committee determines and establishes the standards for any awards to our employees and officers under the equity compensation plans adopted by our Unitholders, including the performance standards or other restrictions pertaining to the vesting of any such awards. Pursuant to the charter of the Compensation Committee, a director serving as a member of the Compensation Committee may not be an officer of or employed by the General Partner, the Partnership or its subsidiaries. Michael K. Grimm and Bill W. Byrne serve as the members of the Compensation Committee and Mr. Grimm serves as the chairman of the Compensation Committee. Our General Partner has determined that both Messrs. Byrne and Grimm are "independent" (as that term is defined in the applicable NYSE corporate governance standards).

The Compensation Committee’s responsibilities include, among other duties, the following:

•	annually review and approve goals and objectives relevant to compensation of the CEO, if applicable;

•
annually evaluate the CEO’s performance in light of these goals and objectives, and make recommendations to the board of directors of our General Partner with respect to the CEO’s compensation levels, if applicable, based on this evaluation;

•
based on input from, and discussion with, the CEO, make recommendations to the board of directors of our General Partner with respect to non-CEO executive officer compensation, including incentive compensation and compensation under equity- based plans;

•	make determinations with respect to the grant of equity-based awards to executive officers under our equity incentive plans;

•
periodically evaluate the terms and administration of ETP’s short-term and long-term incentive plans to assure that they are structured and administered in a manner consistent with ETP’s goals and objectives;

•	periodically evaluate incentive compensation and equity-related plans and consider amendments, if appropriate;

•	periodically evaluate the compensation of the directors;

•	retain and terminate any compensation consultant to be used to assist in the evaluation of director, CEO or executive officer compensation; and

•	perform other duties as deemed appropriate by the board of directors of our General Partner.
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
Directors and Executive Officers of the General Partner
The following table sets forth certain information with respect to the executive officers and members of the Board of Directors of our General Partner as of February 22, 2012. Executive officers and directors are elected for one-year terms.

Name	Age	Position with Our General Partner
Kelcy L. Warren	56	Chief Executive Officer and Chairman of the Board of Directors
Marshall S. (Mackie) McCrea, III	52	President, Chief Operating Officer and Director
Martin Salinas, Jr.	40	Chief Financial Officer
Thomas P. Mason	55	Vice President, General Counsel and Secretary
Bill W. Byrne	82	Director
Paul E. Glaske	78	Director
Ted Collins, Jr.	73	Director
Michael K. Grimm	57	Director

Messrs. Warren and McCrea also serve as directors of ETE’s general partner.
In order to serve on the special committee of the ETE Board of Directors, on and effective June 30, 2011, Messrs. Ray C. Davis, K. Rick Turner and David R. Albin resigned from the ETP Board of Directors.
On April 14, 2011 Mr. William G. Powers announced his retirement as President of Propane Operations and the Partnership announced the appointment of Paul Grady as the new President of Propane Operations, effective July 1, 2011. On January 12, 2012, we completed the contribution of our propane business to AmeriGas and, in connection with this transaction, Paul Grady became an officer of AmeriGas and is therefore no longer an executive officer of our General Partner.
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
Ted Collins, Jr.  Mr. Collins has been an independent oil and gas producer since 2000. He is also chairman and chief executive officer of Patriot Resources Partners LLC and a director of CLL Global Research Foundation. Mr. Collins previously served as President of Collins & Ware Inc. from 1988 to 2000, when its assets were sold to Apache Corporation. From 1982 to 1988, Mr. Collins was President of EOG Resources, and its predecessors, Enron Oil and Gas Company, HNG Oil Company and HNG Internorth Exploration Co. From 1969 to 1982, Mr. Collins served as Executive Vice President of American Quasar Petroleum Company. In February 2011, Mr. Collins was elected as a director of Oasis Petroleum, Inc. and has served on its audit committee and nominating and governance committee since May 2011. Mr. Collins has served as a director of our General Partner since August 2004. Mr. Collins is a past President of the Permian Basin Petroleum Association, the Permian Basin Landmen’s Association, the Petroleum Club of Midland and has served as Chairman of the Midland Wildcat Committee since 1984. The Board selected Mr. Collins to serve as a director because of his previous experience as an executive in various positions in the oil and gas industry. In addition, as a public company director at various other companies, Mr. Collins has been involved in succession planning, compensation, employee management and the evaluation of acquisition opportunities.
Michael K. Grimm.  Mr. Grimm is one of the original founders of Rising Star Energy, L.L.C., a privately held upstream exploration and production company active in onshore continental United States, and has served as its President and Chief Executive Officer since 1995. Currently, Mr. Grimm is also President of Rising Star Energy Development Company and a co-CEO of RSP Permian, which is active in the drilling and developing of West Texas Permian Basin oil reserves. Prior to the formation of the first Rising Star companies, Mr. Grimm was Vice President of Worldwide Exploration and Land for Placid Oil Company from 1990 to 1994. Prior to joining Placid Oil Company, Mr. Grimm was employed by Amoco Production Company for 13 years where he held numerous positions throughout the exploration department in Houston, New Orleans and Chicago. Mr. Grimm has been an active member of the Independent Petroleum Association of America, the American Association of Professional Landmen, Dallas Producers Club, Dallas Wildcat Committee, and Fort Worth Wildcatters. Mr. Grimm has served as a director of our General Partner since December 2005 and is a member of the Audit Committee and chairman of the Compensation Committee. The Board selected Mr. Grimm to serve as a director because of his extensive experience in the energy industry and his service as a senior executive at several energy-related companies, in addition to his contacts in the industry gained through his involvement in energy-related organizations.
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
Based solely on our review of the copies of such forms received by us, or written representations from reporting persons, we believe that during the year ended December 31, 2011, all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were met in a timely manner.

ITEM 11.  EXECUTIVE COMPENSATION
Overview
As a limited partnership, we are managed by our General Partner, which in turn is managed by its general partner, ETP LLC, which we refer to in this Item as “our General Partner.” As of December 31, 2011 ETE owned 100% of our General Partner and approximately 22% of our outstanding units. All of our employees are employed by and receive employee benefits from our Operating Companies.
Compensation Discussion and Analysis
Named Executive Officers
We do not have officers or directors. Instead, we are managed by the board of directors of our General Partner, and the executive officers of our General Partner perform all of our management functions. As a result, the executive officers of our General Partner are essentially our executive officers, and their compensation is administered by our General Partner. This Compensation Discussion and Analysis is, therefore, focused on the total compensation of the executive officers of our General Partner as set forth below. The executive officers we refer to in this discussion as our “named executive officers” are the following officers of our General Partner:

•	Kelcy L. Warren, Chief Executive Officer;

•	Marshall S. (Mackie) McCrea, III, President and Chief Operating Officer;

•	Martin Salinas, Jr., Chief Financial Officer;

•	Thomas P. Mason, Vice President, General Counsel and Secretary; and

•	Robert P. (Paul) Grady, President of Propane Operations.
Mr. Grady was President of Propane Operations as of December 31, 2011. On January 12, 2012, we completed the contribution of our propane business to AmeriGas and, in connection with this transaction, Mr. Grady became an officer of AmeriGas and is therefore no longer an executive officer of our General Partner.
Our General Partner’s Philosophy for Compensation of Executives
In general, our General Partner’s philosophy for executive compensation is based on the premise that a significant portion of each executive’s compensation should be incentive-based and that executives' base salary levels should be competitive in the marketplace for executive talent and abilities. Our General Partner also believes the incentives should be competitive in the marketplace and balanced between short and long-term performance. Our General Partner believes this balance is achieved by (i) the payment of annual discretionary cash bonuses that consider the achievement of the Partnership's financial performance objectives for a fiscal year set at the beginning of such fiscal year and the individual contributions of our named executive officers to the success of the Partnership and (ii) the annual grant of restricted unit awards under our equity incentive plans, which are intended to provide a longer term incentive to our key employees to focus their efforts on increasing the market price of our publicly traded units and to increase the cash distribution we pay to our Unitholders. Since 2008, our equity awards have primarily been in the form of restricted unit awards that vest over a specified time period, with substantially all of these awards vesting over a five-year period at 20% per year based on continued employment through each specified vesting date. Our General Partner believes that these equity-based incentive arrangements are important in attracting and retaining our executive officers and key employees as well as motivating these individuals to achieve our business objectives. The equity-based compensation also reflects the importance we place on aligning the interests of our named executive officers with those of our Unitholders.
While we are responsible for the direct payment of the compensation of our named executive officers as employees of ETP, ETP does not participate or have any input in any decisions as to the compensation policies of our General Partner or the compensation levels of the executive officers of our General Partner. The compensation committee of the board of directors of our General Partner (the “Compensation Committee”) is responsible for the approval of the compensation policies and the compensation levels of these executive officers. We directly pay these executive officers in lieu of receiving an allocation of overhead related to executive compensation from our General Partner. For the year ended December 31, 2011, we paid 100% of the compensation of the executive officers of our General Partner as we represent the only business currently managed by our General Partner.
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
Components of Executive Compensation
For the year ended December 31, 2011, the compensation paid to our named executive officers, other than our CEO, consisted of the following components:

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
Periodically, the Compensation Committee engages a third-party consultant to provide market information for compensation levels at peer companies in order to assist the Compensation Committee in its determination of compensation levels for our executive officers. Most recently, the Compensation Committee engaged Mercer Consulting Services (“Mercer”) during the year ended December 31, 2010 to assist in the determination of compensation levels for our senior management. The results of this study were utilized to determine long-term incentive awards and bonuses during 2011 and 2010. The consultant provided an analysis of compensation for senior executives at the following 15 companies in the energy industry, comprised primarily of midstream and exploration and production companies:

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

The compensation analysis provided by Mercer covered annual salary, annual cash bonus and long-term incentive arrangements for the senior executives of these companies. The Compensation Committee utilized the information provided by Mercer to compare the levels of base salary, annual bonus and long-term equity incentives at these other companies with those of our named executive officers to ensure that compensation of our named executive officers is competitive with the compensation for executive officers of these other companies. The Compensation Committee did not attempt to benchmark the base salary, annual bonus or long-term equity incentives to any percentage of, or numerical average of, the compensation levels at these other companies. Mercer did not provide any non-executive compensation services for the Partnership during 2011 or 2010.
Base Salary.  As discussed above, the base salaries of our named executive officers are determined by the Compensation Committee after taking into account the recommendations of Mr. Warren. For 2011, the Compensation Committee approved an increase of

5% to Mr. McCrea's annual base salary. The Compensation Committee determined that such an increase was warranted based on the factors described below under “-Annual Bonus.” The Compensation Committee did not increase the salaries of Messrs. Salinas and Mason for 2011. The Compensation Committee approved an increase of 6.7% in Mr. Grady's annual base salary upon his promotion to President of Propane Operations effective July 1, 2011. In 2010, the Compensation Committee approved increases in the annual base salaries of Messrs. McCrea, Salinas and Mason of 3% each from their prior annual base salaries. The Compensation Committee determined that such increases in annual base salary were warranted in light of their individual performance and levels of responsibility related to the management of the Partnership.
Annual Bonus.  In addition to base salary, the Compensation Committee makes a determination whether to award our named executive officers, other than our CEO (who has voluntarily elected to forgo any annual bonuses), discretionary annual cash bonuses following the end of the year. These discretionary bonuses, if awarded, are intended to reward our named executive officers for the achievement of financial performance objectives during the year for which the bonuses are awarded in light of the contribution of each individual to our profitability and success during such year. In this regard, the Compensation Committee takes into account whether the Partnership achieved or exceeded its internal EBITDA budget for the year, which is approved by the board of directors of our General Partner as discussed below, as an important element in making its determinations with respect to annual bonuses. The Compensation Committee also considers the recommendation of our CEO in determining the specific annual cash bonus amounts for each of the other named executive officers. The Compensation Committee does not establish its own financial performance objectives in advance for purposes of determining whether to approve any annual bonuses, and the Compensation Committee does not utilize any formulaic approach to determine annual bonuses.
The Partnership’s internal financial budgets are generally developed for each business segment, and then aggregated with appropriate corporate level adjustments, to reflect an overall performance objective that is reasonable in light of market conditions and opportunities based on a high level of effort and dedication across all segments of the Partnership’s business. The evaluation of the Partnership’s performance versus its internal financial budget is based on the Partnership's EBITDA for a calendar year. In general, the Compensation Committee believes that Partnership performance at or above the internal EBITDA budget would support bonuses to our named executive officers ranging from 100% to 120% of their annual salary. The individual bonus amounts for each named executive officer, other than our CEO, also reflect the Compensation Committee’s view of the impact of such individual’s efforts and contributions towards (i) achievement of the Partnership’s success in exceeding its internal financial budget, (ii) the development of new projects that are expected to result in increased cash flows from operations in future years and (iii) the overall management of the Partnership’s business.
In February 2012, the Compensation Committee approved cash bonuses relating to the 2011 calendar year to Messrs. McCrea, Salinas, and Mason of $750,000, $400,000, and $750,000, respectively. In approving the cash bonuses for Messrs. McCrea, Salinas, and Mason, the Compensation Committee took into account the achievement by the Partnership of approximately 95% of its internal EBITDA budget of $1.838 billion for 2011 as well as the individual performances of these individuals with respect to promoting the Partnership's financial, strategic and operating objectives for 2011. With respect to Mr. McCrea, the Compensation Committee noted the extraordinary individual performance of Mr. McCrea with respect to the successful development of several significant internal growth projects, including (i) natural gas gathering, processing and transportation projects related to the Eagle Ford Shale play in south Texas with estimated capital expenditures in excess of $1.4 billion, (ii) a major gathering and processing project related to the Woodford Shale play with estimated capital expenditures of approximately $360 million, (iii) several NGL pipeline projects with estimated capital expenditures of approximately $350 million and (iv) additional NGL pipeline and fractionation projects through our Lone Star NGL joint venture with Regency with estimated capital expenditures of approximately $1.6 billion. With respect to Mr. Salinas, the Compensation Committee took note of his key roles during 2011 in (i) managing the financial analysis related to the significant projects and transactions discussed above and below, (ii) coordinating the successful offering of ETP common units that collectively raised approximately $1.47 billion in net proceeds during 2011, (iii) orchestrating the successful arrangement of a $3.7 billion bridge credit facility as financing for the cash portion of the Southern Union merger, and (iv) effectively managing the financial reporting function for ETE and ETP. With respect to Mr. Mason, the Compensation Committee took note of his key roles in (i) negotiating the formation of the Lone Star joint venture with Regency and the related negotiation of the acquisition by the Lone Star joint venture of the NGL transportation and storage business of Louis Dreyfus for approximately $1.98 billion, (ii) the negotiation of the acquisition by ETE of Southern Union in a transaction valued at approximately $9.4 billion at the time of its announcement, (iii) the negotiation of the contribution of ETP's retail propane business to AmeriGas in a transaction valued at approximately $2.9 billion at the time of its announcement and (iv) the effective managing of the legal functions for ETE and ETP. In November 2011, the Compensation Committee approved a cash bonus for Mr. Grady of $275,000 with respect to the fiscal year of our propane operations. With respect to Mr. Grady, the Compensation Committee took note of his effective management of the retail propane segment, which accounted for approximately 13% of our total Adjusted EBITDA for 2011, despite challenges faced relating to unusual weather patterns and customer conservation measures.
Equity Awards.  Each of our 2004 Unit Plan and 2008 Incentive Plan authorizes the Compensation Committee, in its discretion, to grant awards of restricted units, unit options and other awards related to our units upon such terms and conditions as it may determine appropriate and in accordance with general guidelines as defined by each such plan. The Compensation Committee determined and/or approved the terms of the unit grants awarded to our named executive officers, including the number of Common Units subject to the unit award and the vesting structure of those unit awards. All of the awards granted to the named executive officers under these equity incentive plans have consisted of restricted unit awards, which have required the achievement of certain performance objectives in order for the awards to become vested or restricted unit awards that are subject to vesting over a specified time period. Upon vesting of any unit award, ETP Common Units are issued.
Commencing in 2008, all of the new unit awards granted have provided for vesting over a specified time period, with vesting based on continued employment as of each applicable vesting date, rather than vesting based on the satisfaction of any performance objectives. This change resulted from the Compensation Committee’s determination that vesting based on continued employment, rather than the satisfaction of performance objectives, was more generally prevalent with companies in the energy industry. In December 2011, the Compensation Committee approved grants of unit awards to Messrs. McCrea, Salinas and Mason of 50,000 units, 25,000 units, and 40,000 units, respectively. In May 2011, the Compensation committee approved a grant award to Mr. McCrea of 136,000 units. All of these unit awards provide for vesting over a five-year period at 20% per year, subject to continued employment through each specified vesting date. These unit awards entitle the recipients of the unit awards to receive, with respect to each ETP Common Unit subject to such award that has not either vested or been forfeited, a cash payment equal to each cash distribution per Common Unit made by us on our Common Units promptly following each such distribution by us to our Unitholders.
In approving the grant of such unit awards, the Compensation Committee took into account the same factors as discussed above under the caption “-Annual Bonus,” the long-term objective of retaining such individuals as key drivers of the Partnership’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity unit awards subject to vesting. In the case of the unit award to Mr. McCrea, the Compensation Committee took into account the significant achievements of Mr. McCrea discussed under the caption “-Annual Bonus,” and the fees expected to be realized from those projects. The magnitude of the unit award to Mr. McCrea, along with the five-year vesting of this unit award, was also intended by the Compensation committee to provide a significant incentive to Mr. McCrea to remain with the Partnership and continue to develop successful commercial projects.
In April 2011, upon Mr. Grady's appointment as President of Propane Operations, the Compensation Committee approved a grant of unit awards to Mr. Grady of 5,000 units. These unit awards to Mr. Grady were forfeited in January 2012, in connection with the contribution of the propane operations to AmeriGas.
The issuance of Common Units pursuant to our equity incentive plans is intended to serve as a means of incentive compensation; therefore, no consideration will be payable by the plan participants upon vesting and issuance of the Common Units.
The unit awards under our equity incentive plans generally require the continued employment of the recipient during the vesting period. The Compensation Committee has in the past and may in the future, but is not required to, accelerate the vesting of unvested unit awards in the event of the termination or retirement of an executive officer. The Compensation Committee did not accelerate the vesting of unit awards in 2011.
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
Messrs. McCrea, Salinas and Mason vested in rights related to ETE units of 42,000, 48,000 and 55,000, respectively, during 2011. Messrs. McCrea and Salinas had unvested rights related to ETE units of 84,000 and 96,000, respectively, as of December 31, 2011. All ETE units previously awarded to Mr. Mason had vested as of December 31, 2011.
Qualified Retirement Plan Benefits.  We have established a defined contribution 401(k) plan, which covers substantially all of our employees, including our named executive officers. Employees may elect to defer up to 100% of their eligible compensation after applicable taxes, as limited under the Internal Revenue Code. We make a matching contribution that is not less than the aggregate amount of matching contributions that would be credited to a participant’s account based on a rate of match equal to 100% of each participant’s elective deferrals up to 5% of covered compensation. The entire amount credited to the participant’s account is fully vested and non-forfeitable at all times. We provide this benefit as a means to incentivize employees and provide them with an opportunity to save for their retirement. Prior to 2009, our 401(k) plan matching contributions were discretionary, based on a percentage of compensation, and participants vested in matching contributions upon completion of one year of service. Prior to 2009, our 401(k) plan also required the attainment of age 21 for all employees.

Health and Welfare Benefits.  All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs including medical, dental, vision, flexible spending, life insurance and disability insurance.
Termination Benefits.  Our named executive officers do not have any employment agreements that call for payments of termination or severance benefits or that provide for any payments in the event of a change in control of our General Partner. Our 2004 Unit Plan provides for immediate vesting of all unvested unit awards in the event of a change in control, as defined in the plan. In addition, our 2008 Incentive Plan provides the Compensation Committee with the discretion to provide for immediate vesting of all unvested unit awards in the event of a change of control, as defined in the plan. Please refer to “— Compensation Tables— Potential Payments upon a Terminated or Change of Control” for additional information.
Deferred Compensation Plan.  Effective January 1, 2010, we adopted a deferred compensation plan (“DC Plan”). The DC Plan permits eligible highly compensated employees to defer a portion of their salary and/or bonus until retirement or termination of employment or other designated distribution.
Under the DC Plan, each year eligible employees are permitted to make an irrevocable election to defer up to 50% of their annual base salary, 50% of their quarterly non-vested unit distribution income, and/or 50% of their discretionary performance bonus compensation to be earned for services performed during the following year. Pursuant to the DC Plan, ETP may make annual discretionary matching contributions to participants’ accounts; however, we have not made any discretionary contributions to participants’ accounts and currently have no plans to make any discretionary contributions to participants’ accounts. All amounts credited under the DC Plan (other than discretionary credits) are immediately 100% vested. Participant accounts are credited with deemed earnings (or losses) based on hypothetical investment fund choices made by the participants among available funds.
Participants may also elect to have their accounts distributed in one lump sum payment or in annual installments over a period of 3 or 5 years upon retirement, and in a lump sum upon other termination. Upon a change in control (as defined in the DC Plan) of ETP, all DC Plan accounts are immediately vested in full. However, distributions are not accelerated and, instead, are made in accordance with the DC Plan’s normal distribution provisions unless a participant has elected to receive a change of control distribution pursuant to his deferral agreement.
Risk Assessment Related to our Compensation Structure.  We believe our compensation plans and programs for our named executive officers, as well as our other employees, are appropriately structured and are not reasonably likely to result in material risk to the Partnership. We believe our compensation plans and programs are structured in a manner that does not promote excessive risk-taking that could harm our value or reward poor judgment. We also believe we have allocated our compensation among base salary and short and long-term compensation in such a way as to not encourage excessive risk-taking. In particular, we generally do not adjust base annual salaries for the executive officers and other employees significantly from year to year, and therefore the annual base salary of our employees is not generally impacted by our overall financial performance or the financial performance of an operating segment. We generally determine whether, and to what extent, our named executive officers receive a cash bonus based on our achievement of specified financial performance objectives as well as the individual contributions of our named executive officers to the Partnership's success. We use restricted units rather than unit options for equity awards because restricted units retain value even in a depressed market so that employees are less likely to take unreasonable risks to get, or keep, options “in-the-money.” Finally, the time-based vesting over five years for our long-term incentive awards ensures that our employees’ interests align with those of our Unitholders for the long-term performance of the Partnership.
Tax and Accounting Implications of Equity-Based Compensation Arrangements
Deductibility of Executive Compensation
We are a limited partnership and not a corporation for U.S. federal income tax purposes. Therefore, we believe that the compensation paid to the named executive officers is not subject to the deduction limitations under Section 162(m) of the Internal Revenue Code and therefore is generally fully deductible for federal income tax purposes.
Accounting for Unit-Based Compensation
For our unit-based compensation arrangements, including equity-based awards issued to certain of our named executive officers by an affiliate (as discussed above), we record compensation expense over the vesting period of the awards, as discussed further in Note 7 to our consolidated financial statements.
Compensation Committee Interlocks and Insider Participation
Messrs. Grimm, Byrne and Davis served on the Compensation Committee during 2011. During 2011, none of the members of the committee was an officer or employee of us or any of our subsidiaries or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither Mr. Grimm nor Mr. Byrne are former employees of ours or any of our subsidiaries. Mr. Davis is associated with business entities with which we have relationships. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” Mr. Davis's service on the Compensation Committee ceased upon his resignation from the board of directors of our General Partner effective June 30, 2011.
Report of Compensation Committee
The Compensation Committee of the board of directors of our General Partner has reviewed and discussed the section entitled “Compensation Discussion and Analysis” with the management of ETP. Based on this review and discussion, we have recommended to the board of directors of our General Partner that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.
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

Compensation Tables
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Equity Awards ($) (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Kelcy L. Warren (4)	2011	$3,240	$—	$—	$—	$—	$—	$—	$3,240
Chief Executive Officer	2010	2,766	—	—	—	—	—	—	2,766
	2009	2,289	—	—	—	—	—	—	2,289
Martin Salinas, Jr.	2011	360,532	400,000	1,128,500	—	—	(6,462)	25,020	1,907,590
Chief Financial Officer	2010	356,058	480,000	999,600	—	—	7,648	27,250	1,870,556
	2009	350,000	—	847,062	—	—	—	31,293	1,228,355
Marshall S. (Mackie) McCrea, III	2011	615,049	750,000	9,542,520	—	—	—	12,972	10,920,541
President and Chief Operating Officer	2010	538,077	729,500	13,455,000	—	—	—	12,250	14,734,827
	2009	500,000	—	883,000	—	—	—	12,250	1,395,250
Thomas P. Mason	2011	432,901	750,000	1,805,600	—	—	—	32,590	3,021,091
Vice President, General Counsel and Secretary	2010	427,513	482,530	999,600	—	—	—	34,990	1,944,633
	2009	420,240	—	802,912	—	—	—	41,005	1,264,157
Robert (Paul) Grady (5)	2011	387,500	275,000	266,900	—	—	745	13,540	943,685
President of Propane Operations

(1)	The discretionary cash bonus amounts for our named executive officers for 2011 reflect cash bonuses approved by the Compensation Committee in February 2012 that are expected to be paid in March 2012.

(2)
Equity award amounts reflect the aggregate grant date fair value of unit awards granted for the periods presented, computed in accordance with FASB ASC Topic 718. See Note 7 to our consolidated financial statements for additional assumptions underlying the value of the equity awards.

(3)
The amounts reflected for 2011 in this column include (i) contributions to the 401(k) plan made by ETP on behalf of the named executive officers of $9,567 for Mr. Salinas and $12,250 each for Messres. McCrea, Mason and Grady, (ii) expenses paid by us for housing for Messrs. Salinas and Mason near our executive office in Dallas and (iii) the dollar value of life insurance premiums paid for the benefit of the named executive officers. Vesting in 401(k) contributions occurs immediately.

(4)
Mr. Warren voluntarily determined that his salary would be reduced to $1.00 per year (plus an amount sufficient to cover his allocated payroll deductions for health and welfare benefits). He does not accept a cash bonus or any equity awards under the equity incentive plans.

(5)	Mr. Grady was promoted to President of Propane Operations in July 2011. The 2011 amounts reflect his compensation for the entire year.

Grants of Plan-Based Awards Table

		All Other Unit Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Unit)	Grant Date Fair Value of Unit Awards (1)
Name	Grant Date
Kelcy L. Warren	N/A	—	—	$—	$—
Martin Salinas, Jr.	12/20/2011	25,000	—	—	1,128,500
Marshall S. (Mackie) McCrea, III	5/2/2011	136,000	—	—	7,285,520
	12/20/2011	50,000	—	—	2,257,000
Thomas P. Mason	12/20/2011	40,000	—	—	1,805,600
Robert P. (Paul) Grady	4/20/2011	5,000	—	—	266,900

(1)	We have computed the grant date fair value of unit awards in accordance with FASB ASC Topic 718, as further described above and in Note 7 to our consolidated financial statements.
We do not have any non-equity incentive plans.
Narrative Disclosure to Summary Compensation Table and Grants of the Plan-Based Awards Table
A description of material factors necessary to understand the information disclosed in the tables above with respect to salaries, bonuses, equity awards, nonqualified deferred compensation earnings, and 401(k) plan contributions can be found in the compensation discussion and analysis that precedes these tables.

Outstanding Equity Awards at Year-End Table

		Unit Awards
Name	Grant Date (1)	Equity Incentive Plan Awards: Number of Units That Have Not Vested (#) (1)	Equity Incentive Plan Awards: Market or Payout Value of Units That Have Not Vested ($) (2)
Kelcy L. Warren	N/A	—	$—
Martin Salinas, Jr.	12/20/2011	25,000	1,146,250
	12/15/2010	16,000	733,600
	12/15/2009	11,512	527,825
	12/22/2008	8,000	366,800
	12/5/2007	1,200	55,020
Marshall S. (Mackie) McCrea, III	12/20/2011	50,000	2,292,500
	5/2/2011	108,800	4,988,480
	1/14/2011	200,000	9,170,000
	12/15/2009	12,000	550,200
	12/22/2008	8,000	366,800
	12/5/2007	4,400	201,740
Thomas P. Mason	12/20/2011	40,000	1,834,000
	12/15/2010	16,000	733,600
	12/15/2009	10,912	500,315
	12/22/2008	8,000	366,800
	10/17/2008	20,000	917,000
	12/5/2007	3,600	165,060
Robert P. (Paul) Grady	4/20/2011	4,000	183,400
	12/15/2010	4,320	198,072
	12/15/2009	3,274	150,113
	12/22/2008	2,400	110,040
	2/28/2008	8,000	366,800
	12/5/2007	1,200	55,020

(1)
With the exception of Mr. Mason's unit awards granted October 17, 2008, which vest ratably on each anniversary of the grant date thorough 2013, the unit awards outstanding as of December 31, 2011 reflected in the table above ratably vest in December of each year through 2016 for awards granted in 2011, through 2015 for awards granted in 2010, through 2014 for awards granted in 2009, through 2013 for awards granted in 2008, and through 2012 for awards granted in 2007. All of Mr. Grady's outstanding unit awards were forfeited in January 2012 in connection with the contribution of ETP's propane business to AmeriGas.

(2)	Market value was computed as the number of unvested awards as of December 31, 2011 multiplied by the closing price of our Common Units on December 31, 2011.
The amounts above do not include the equity awards granted to certain named executive officers in equity of ETE held by a partnership controlled by Mr. McReynolds. These awards are not issued pursuant to our equity incentive plans, and such awards are in the sole discretion of Mr. McReynolds.

Option Exercises and Units Vested Table

	Unit Awards
Name	Number of Units Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (1)
Kelcy L. Warren	—	$—
Martin Salinas, Jr.	13,037	572,129
Marshall S. (Mackie) McCrea, III	89,600	3,932,096
Thomas P. Mason	25,237	1,079,956
Robert P. (Paul) Grady	9,571	$460,563

(1)
Amounts presented represent the number of unit awards vested during 2011 and the value realized upon vesting of these awards, which is calculated as the number of units vested multiplied by the closing price of our Common Units upon the vesting date.

We have not issued option awards.
Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Kelcy L. Warren	$—	$—	$—	$—	$—
Martin Salinas, Jr.	67,151	—	(6,462)	—	117,204
Marshall S. (Mackie) McCrea, III	—	—	—	—	—
Thomas P. Mason	—	—	—	—	—
Robert P. (Paul) Grady	116,250	—	745	—	430,304
The aggregate earnings reflected above for Mr. Salinas are included in his total compensation in the “Summary Compensation Table.” The aggregate balance reflected above for Mr. Salinas also includes earnings of $7,648 which were reported in his total compensation for 2010.
A description of the key provisions of the Partnership's deferred compensation plan can be found in the compensation discussion and analysis above.
Potential Payments upon a Termination or Change of Control
Equity Awards. As discussed in our Compensation Discussion and Analysis above, any unvested equity awards granted pursuant to the 2004 Unit Plan will automatically become vested upon a change of control.  Assuming that a change of control occurred on December 31, 2011, the fair value of the unvested awards granted pursuant to the 2004 Unit Plan as of December 31, 2011 were $421,820 for Mr. Salinas, $568,540 for Mr. McCrea, $2,182,460 for Mr. Mason and $421,820 for Mr. Grady, respectively.  In addition, Messrs. Salinas and McCrea hold unvested rights to receive ETE units granted by McReynolds Energy Partners, L.P. that would become immediately vested in connection with a change in control. Assuming that a change of control occurred on December 31, 2011, the fair value of these awards would have been $3,895,680 for Mr. Salinas and $3,408,720 for Mr. McCrea. Although any unvested equity awards granted under the 2008 Incentive Plan may also become vested upon a change of control at the discretion of the Compensation Committee, this discussion assumes a scenario in which the Compensation Committee does not exercise such discretion.

While any individual award agreement may contain a modified definition, a change in control is generally defined under the 2004 Unit Plan as the occurrence of any of the following events: (i) ETP GP ceases to be our general partner; (ii) ETE ceases to own, directly or indirectly through wholly-owned subsidiaries, in the aggregate at least 51% of the capital stock or equity interests of ETP GP; (iii) the sale of all or substantially all of ETP's assets (other than to any affiliate of ETE); or (iv) a liquidation or dissolution of ETP. For purposes of the rights with respect to ETE units granted by McReynolds Energy Partners, L.P., a change in control means a “change in control” as defined in the 2004 Unit Plan, but a change in control will also be considered to have occurred if any single party, other than Kelcy Warren, acquires either: (a) more than 90% of the then-outstanding limited partner units of ETE; or (b) more than 51% of the ownership of LE GP, LLC. Under the 2008 Incentive Plan, a “change of control” is generally defined as the occurrence of one or more of the following events: (1) any person or group becomes the beneficial owner of 50 percent or more of our voting power or voting securities; (2) the complete liquidation of either ETP LLC, ETP GP, or us; (3) the sale of all or substantially all of ETP GP's or our assets to anyone other than us, ETP GP or one of our affiliates; or (4) a person other than ETP LLC, ETP GP or one of their affiliates becomes our general partner.

Deferred Compensation Plan. As discussed in our Compensation Discussion and Analysis above, all amounts under the DC Plan (other than discretionary credits) are immediately 100% vested. Upon a change in control (as defined in the DC Plan), distributions from the DC Plan would be made in accordance with the DC Plan's normal distribution provisions. A change in control is generally defined in the DC Plan as any change in control event within the meaning of Treasury Regulation Section 1.409A-3(i)(5).
Director Compensation Table
The Compensation Committee periodically reviews and makes recommendations regarding the compensation of the directors of our General Partner. In 2011, non-employee directors of our General Partner received an annual fee of $40,000 plus $1,200 for each committee meeting attended. Additionally, the Chairman of the Audit Committee receives an annual fee of $15,000 and the members of the Audit Committee receive an annual fee of $10,000. The Chairman of the Compensation Committee receives an annual fee of $7,500 and the members of the Compensation Committee receive an annual fee of $5,000. In connection with the Citrus Acquisition, the Board of Directors appointed Messrs. Byrne, Glaske and Grimm to serve on the Conflicts Committee to address potential conflicts of interest in that transaction. For their service on the Conflicts Committee, which met 11 times during 2011, Messrs. Byrne, Glaske and Grimm received additional compensation of $5,000 per Conflicts Committee meeting for the Chairman of the Conflicts Committee and $2,500 per Conflicts Committee meeting for the members of the Conflicts Committee. Employee directors, including Messrs. Warren and McCrea, do not receive any fees for service as directors. In addition, the non-employee directors participate in our 2004 Unit Plan and 2008 Incentive Plan. Each director who is not also (i) a shareholder or a direct or indirect employee of any parent, or (ii) a direct or indirect employee of ETP LLC, ETP, or a subsidiary, who is elected or appointed to the Board for the first time shall automatically receive, on the date of his or her election or appointment, an award of 2,500 unvested ETP Common Units. Under our 2004 Unit Plan and 2008 Incentive Plan, the non-employee directors of our General Partner each receive annual grants of unvested ETP Common Units equal to an aggregate of approximately $50,000 divided by the fair market value of our Common Units on the date of grant. These ETP Common Units vest over three years at one-third per year.
The compensation paid to the non-employee directors of our General Partner in 2011 is reflected in the following table.

Name	Fees Paid in Cash ($) (1)	Unit Awards ($) (2)	All Other Compensation ($)	Total ($)
Bill W. Byrne	$94,500	$45,659	$—	$140,159
Paul E. Glaske	123,300	45,659	—	168,959
Ted Collins, Jr.	40,000	45,659	—	85,659
Michael K. Grimm	94,600	45,659	—	140,259
Ray C. Davis (3)	38,575	22,283	—	60,858
K. Rick Turner (3)	33,222	22,283	—	55,505
David R. Albin (3)	165,889	—	—	165,889

(1)	Fees paid in cash are based on amounts paid during the period. Fees paid to Mr. Albin during 2012 include amounts owed from prior years.

(2)
Unit award amounts reflect the aggregate grant date fair value of awards granted based on the market price of Common Units as of the grant date, reduced by the present value of the expected distributions during the vesting period.

(3)	Messrs. Davis, Turner and Albin resigned from the board effective June 30, 2011. All outstanding awards to these individuals were vested upon resignation.
As of December 31, 2011, Messrs. Byrne, Glaske, Collins and Grimm each had 1,623 unit awards outstanding.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth, in tabular format, a summary of certain information related to our equity incentive plans as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,563,709	$—	$2,788,181
Equity compensation plans not approved by security holders	—	—	—
Total	2,563,709	$—	2,788,181
Energy Transfer Partners, L.P. Units
The following table sets forth certain information as of February 15, 2012, regarding the beneficial ownership of our securities by certain beneficial owners, each director and named executive officer of our General Partner and all directors and executive officers of our General Partner as a group. The General Partner knows of no other person not disclosed herein who beneficially owns more than 5% of our Common Units.

Title of Class	Name and Address of Beneficial Owner (1)	Beneficially Owned (2) (3)	Percent of Class
Common Units	Kelcy L. Warren	21,107	*
	Marshall S. (Mackie) McCrea , III	110,581	*
	Martin Salinas, Jr.	27,848	*
	Thomas P. Mason	48,543	*
	Bill W. Byrne	164,997	*
	Paul E. Glaske	96,366	*
	Michael K. Grimm	19,350	*
	Ted Collins, Jr.	97,553	*
	All Directors and Executive Officers as a Group (8 Persons)	586,345	*
	ETE (4)	50,226,967	22.2%
Class E Units	Heritage Holdings, Inc. (5)	8,853,832	100%

*	Less than 1%

(1)
The address for Messrs. Mason, Salinas and Warren is 3738 Oak Lawn Avenue, Dallas, Texas 75219. The address for Heritage Holdings is 8801 S. Yale Avenue, Suite 310, Tulsa, Oklahoma 74137. The address for Mr. McCrea is 800 E. Sonterra Blvd., San Antonio, Texas 78258. The address for ETE is 3738 Oak Lawn Avenue, Dallas, Texas 75219. The address for Messrs. Byrne, Grimm, Collins and Glaske is 3738 Oak Lawn Avenue, Dallas, Texas 75219.

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

(5)	The Partnership indirectly owns 100% of the common stock of Heritage Holdings, Inc.
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
As a policy matter, the Conflicts Committee generally reviews any proposed related-party transaction that may be material to the Partnership to determine whether the transaction is fair and reasonable to the Partnership. The Partnership's board of directors makes the determinations as to whether there exists a related-party transaction in the normal course of reviewing transactions for approval as the Partnership's board of directors is advised by its management of the parties involved in each material transaction as to which the board of directors' approval is sought by the Partnership's management. In addition, the Partnership's board of directors makes inquiries to independently ascertain whether related parties may have an interest in the proposed transaction. While there are no written policies or procedures for the board of directors to follow in making these determinations, the Partnership's board makes those determinations in light of its fiduciary duties to the Unitholders. The Partnership Agreement provides that any matter approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to the Partnership, approved by all the partners of the Partnership and not a breach by the General Partner or its Board of Directors of any duties they may owe the Partnership or the Unitholders.
ETE owns directly and indirectly the general partner interest in ETP GP, 100% of the ETP Incentive Distribution Rights and 50,226,967 ETP Common Units.
We have a shared services agreement in which we provide various general and administrative services for ETE. See discussion in Note 11 to our consolidated financial statements.
We have an operating lease agreement with the former owners of Energy Transfer Group, L.L.C. ("ETG"), which we acquired in 2009. These former owners include Mr. Warren and Mr. Davis. See discussion in Note 11 to our consolidated financial statements.
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
We received $17.1 million, $6.3 million and $0.5 million in management fees from ETE for the provision of various general and administrative services for ETE’s benefit for the years ended December 31, 2011, 2010 and 2009, respectively. The increase recorded in the years ended December 31, 2011 and 2010 were the result of increased service fees related to the provision of various general and administrative services for Regency which was acquired by ETE in 2010. In addition, the management fees for the year ended December 31, 2011 include the provision of various general and administrative services for Regency. For the year ended December 31, 2011 we recorded from Regency $6.6 million for reimbursement of various general and administrative expenses incurred by us.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The following sets forth fees billed by Grant Thornton LLP for the audit of our annual financial statements and other services rendered:

	Years Ended December 31,
	2011	2010
Audit fees(1)	$1,966,500	$2,125,795
Audit related fees(2)	372,000	—
Tax fees(3)	9,553	—
All other fees	—	—
Total	$2,348,053	$2,125,795

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

(2)	Includes fees in 2011 for attestation engagements of subsidiary entities in connection with the contribution of the Partnership's retail propane operations to AmeriGas Partners, L.P. in January 2012.

(3)	Includes fees in 2011 related to state and local tax consultation and training.
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

Signature	Title	Date
/s/ Kelcy L. Warren	Chief Executive Officer	February 22, 2012
Kelcy L. Warren	and Chairman of the Board (Principal Executive Officer)

/s/ Martin Salinas, Jr.	Chief Financial Officer	February 22, 2012
Martin Salinas, Jr.	(Principal Financial and Accounting Officer)

/s/ Bill W. Byrne	Director	February 22, 2012
Bill W. Byrne

/s/ Marshall S. McCrea, III	President, Chief Operating Officer	February 22, 2012
Marshall S. McCrea, III	and Director

/s/ Paul E. Glaske	Director	February 22, 2012
Paul E. Glaske

/s/ Ted Collins, Jr.	Director	February 22, 2012
Ted Collins, Jr.

/s/ Michael K. Grimm	Director	February 22, 2012
Michael K. Grimm

INDEX TO EXHIBITS
The exhibits listed on the following Exhibit Index are filed as part of this report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

	Exhibit Number Description
(14)	2.1	Redemption and Exchange Agreement dated as of May 10, 2010 by and between Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P.
(59)	2.2
Purchase Agreement, dated March 22, 2011, among ETP-Regency Midstream Holdings, LLC, LDH Energy Asset Holdings LLC and Louis Dreyfus Highbridge Energy LLC, Energy Transfer Partners, L.P. and Regency Energy Partners LP.

(69)	2.3	Contribution and Redemption Agreement by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P. dated October 15, 2011.
(70)	2.4
Amendment No. 1, dated December 1, 2011, to the Contribution and Redemption Agreement by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P. dated October 15, 2011.

(66)	2.5
Amendment No. 1, dated as of September 14, 2011, to the Amended and Restated Agreement and Plan of Merger, dated as of July19, 2011, by and between Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P.

(71)	2.6	Amended and Restated Agreement and Plan of Merger, dated as of July 19, 2011, by and between Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P.
(13)	3.1	Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.) dated as of July 28, 2009.
(1)	3.2	Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.
(10)	3.2.1	Amendment No. 1 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.
(16)	3.2.2	Amendment No. 2 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.
(18)	3.2.3	Amendment No. 3 to Amended and Restated Agreement of Limited Partnership of Heritage Operating, L.P.
(18)	3.3	Amended Certificate of Limited Partnership of Energy Transfer Partners, L.P.
(15)	3.4	Amended Certificate of Limited Partnership of Heritage Operating, L.P.
(44)	3.5	Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners GP, L.P.
(56)	3.6	Fourth Amended and Restated Limited Liability Company Agreement of Energy Transfer Partners, L.L.C.
(57)	3.13	Certificate of Formation of Energy Transfer Partners, L.L.C.
(57)	3.13.1	Certificate of Amendment of Energy Transfer Partners, L.L.C.
(57)	3.14	Restated Certificate of Limited Partnership of Energy Transfer Partners GP, L.P.
(21)	4.3	Indenture dated January 18, 2005 among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.
(22)	4.4	First Supplemental Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee.
(28)	4.5
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

(35)	4.17	Registration Rights Agreement, dated November 1, 2006, between Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P.
(65)	4.18
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

(43)	+ 10.6.6	Amended and Restated 2004 Unit Plan.
(49)	+ 10.6.8	Energy Transfer Partners, L.P. 2008 Long-Term Incentive Plan.
(58)	+ 10.6.9	Energy Transfer Partners Deferred Compensation Plan.
(24)	10.42	Purchase and Sale Agreement, dated January 26, 2005, among HPL Storage, LP and AEP Energy Services Gas Holding Company II, L.L.C., as Sellers, and La Grange Acquisition, L.P., as Buyer.
(25)	10.43
Cushion Gas Litigation Agreement, dated January 26, 2005, by and among AEP Energy Services Gas Holding Company II, L.L.C. and HPL Storage LP, as Sellers, and La Grange Acquisition, L.P., as Buyer, and AEP Asset Holdings LP, AEP Leaseco LP, Houston Pipe Line Company, LP and HPL Resources Company LP, as Companies.

(34)	10.51
Purchase and Sale Agreement, dated as of September 14, 2006, among Energy Transfer Partners, L.P. and EFS-PA, LLC (a/k/a GE Energy Financial Services), CDPQ Investments (U.S.), Inc., Lake Bluff, Inc., Merrill Lynch Ventures, L.P. and Kings Road Holdings I, LLC.

(36)	10.52	Redemption Agreement, dated September 14, 2006, between Energy Transfer Partners, L.P. and CCE Holdings, LLC.
(37)	10.53	Letter Agreement, dated September 14, 2006, between Energy Transfer Partners, L.P. and Southern Union Company.
(42)	10.54
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

(44)	10.55	Note Purchase Agreement, dated as of November 17, 2004, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.
(44)	10.55.1	Amendment No. 1 to the Note Purchase Agreement, dated as of April 18, 2007, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.
(44)	10.56	Note Purchase Agreement, dated as of May 24, 2007, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.
(26)	10.56.1	Note Purchase Agreement, dated December 9, 2009, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto.

	Exhibit Number Description
(60)	10.57	Guarantee, dated as of March 22, 2011, by Energy Transfer Partners, L.P. in favor of Louis Dreyfus Highbridge Energy LLC.
(61)	10.58	Assumption, Contribution and Indemnification Agreement, dated as of March 22, 2011, by and between Energy Transfer Partners, L.P. and Regency Energy Partners LP.
(62)	10.59	Amended and Restated Energy Transfer Partners, L.P. Midstream Bonus Plan dated April 18, 2011
(63)	10.60	Amended and Restated Limited Liability Company Agreement of ETP-Regency Midstream Holdings, LLC, dated May 2, 2011.
(64)	10.61
Term Loan Agreement dated as of July 28, 2011, by and among Fayetteville Express Pipeline LLC, The Royal Bank of Scotland plc, as administrative agent, and certain other agents and lenders party thereto.

(67)	10.62
Amendment No. 1, dated as of September 14, 2011, to Second Amended and Restated Agreement and Plan of Merger, dated as of July 19, 2011, by and among Energy Transfer Equity, L.P., Sigma Acquisition Corporation and Southern Union Company.

(68)	10.63
Second Amended and Restated Credit Agreement dated as of October 27, 2011 among Energy Transfer Partners, L.P., Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an LC Issuer, the other lenders party thereto and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBS Securities Inc., as Joint Lead Arrangers and Joint Book Managers.

(*)	12.1	Computation of Ratio of Earnings to Fixed Charges.
(*)	21.1	List of Subsidiaries.
(*)	23.1	Consent of Grant Thornton LLP.
(*)	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(*)	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(**)	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(**)	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(*)	101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010; (ii) our Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (iii) our Consolidated Statements of Comprehensive Income for the years ended December 31, 2011, 2010 and 2009; (iv) our Consolidated Statement of Partners’ Capital for the years ended December 31, 2011, 2010 and 2009; (v) our Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; and (vi) the notes to our Consolidated Financial Statements.

*	Filed herewith.

**	Furnished herewith.

+	Denotes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference the same numbered Exhibit to the Registrant’s Registration Statement on Form S-1/A, File No. 333-04018, filed with the Commission on June 21, 1996.

(2)	Incorporated by reference to the same numbered Exhibit to Registrant’s Form 10-Q for the quarter ended November 30, 1996.

(3)	Incorporated by reference to Exhibit 10.2.1 to Registrant’s Form 10-Q for the quarter ended February 28, 1997.

(4)	Incorporated by reference to the same numbered Exhibit to Registrant’s Form 10-Q for the quarter ended November 30, 1997.

(5)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-K for the year ended August 31, 1998.

(6)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-K for the year ended August 31, 1999.

(7)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 2000.

(8)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K filed August 23, 2000.

(9)	Incorporated by reference to Exhibit 10.16.3 to the Registrant’s Form 10-Q for the quarter ended May 31, 2000.

(10)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-K for the year ended August 31, 2000.

(11)	Incorporated by reference to Exhibit 10.2.7 to the Registrant’s Form 10-Q for the quarter ended February 28, 2001.

(12)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 2001.

(13)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K filed July 29, 2009.

(14)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K/A filed June 2, 2010.

(15)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended February 28, 2002.

(16)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 2002.

(17)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K filed February 13, 2002.

(18)	Incorporated by reference as the same numbered exhibit to the Registrant’s Form 10-Q for the quarter ended February 29, 2004.

(19)	Incorporated by reference to Exhibit 10.2.8 to the Registrant’s Form 10-Q for the quarter ended February 29, 2004.

(20)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed January 19, 2005.

(21)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed January 19, 2005.

(22)	Incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on April 7, 2009.

(23)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed February 1, 2005.

(24)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed February 1, 2005.

(25)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 14, 2009.

(26)	Incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-Q for the quarter ended February 28, 2005.

(30)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed August 2, 2005.

(31)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form S-3 filed August 9, 2006.

(32)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed October 25, 2006.

(33)	Incorporated by reference to Exhibit 3.1.10 to the Registrant’s Form 8-K filed November 3, 2006.

(34)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed September 18, 2006.

(35)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 3, 2008.

(36)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed September 18, 2006.

(37)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed September 18, 2006.

(38)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-K for the year ended August 31, 2006.

(39)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2008.

(40)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 2007.

(41)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K filed July 23, 2007.

(42)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed December 23, 2008.

(43)	Incorporated by reference to Exhibit A to the Proxy Statement filed by the Registrant November 21, 2008.

(44)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed March 31, 2008.

(45)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 4, 2008.

(46)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed March 4, 2008.

(47)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 19, 2009.

(48)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed November 19, 2009.

(49)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed August 10, 2010.

(50)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended March 31, 2010.

(51)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010.

(52)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 4, 2008.

(53)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed March 4, 2008.

(54)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 19, 2009.

(55)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed November 19, 2009.

(56)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed August 10, 2010.

(57)	Incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended March 31, 2010.

(58)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010.

(59)	Incorporated by reference to Exhibit 2.1 to Registrant's Form 8-K/A filed on March 25, 2011.

(60)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K/A filed on March 25, 2011.

(61)	Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K/A filed on March 25, 2011.

(62)	Incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-Q filed on August 8, 2011.

(63)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed May 2, 2011.

(64)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed August 2, 2011.

(65)	Incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed May 12, 2011.

(66)	Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed September 15, 2011.

(67)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed September 15, 2011.

(68)	Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed November 2, 2011.

(69)	Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed October 18, 2011.

(70)	Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed December 7, 2011.

(71)	Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed July 20, 2011.

INDEX TO FINANCIAL STATEMENTS
Energy Transfer Partners, L.P. and Subsidiaries

Report of Independent Registered Public Accounting Firm

Partners
Energy Transfer Partners, L.P.

We have audited the accompanying consolidated balance sheets of Energy Transfer Partners, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Transfer Partners, L.P. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Dallas, Texas
February 22, 2012

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$106,816	$49,540
Marketable securities	1,229	2,032
Accounts receivable, net of allowance for doubtful accounts of $7,651 and $6,409 as of December 31, 2011 and 2010, respectively	568,579	503,129
Accounts receivable from related companies	81,753	53,866
Inventories	306,740	362,058
Exchanges receivable	18,808	21,823
Price risk management assets	11,429	13,706
Other current assets	180,140	115,269
Total current assets	1,275,494	1,121,423

PROPERTY, PLANT AND EQUIPMENT	13,983,888	11,087,468
ACCUMULATED DEPRECIATION	(1,677,522)	(1,286,099)
	12,306,366	9,801,369

ADVANCES TO AND INVESTMENTS IN AFFILIATES	200,612	8,723
LONG-TERM PRICE RISK MANAGEMENT ASSETS	25,537	13,948
GOODWILL	1,219,597	781,233
INTANGIBLE ASSETS, net	331,409	264,690
OTHER NON-CURRENT ASSETS, net	159,601	158,606
Total assets	$15,518,616	$12,149,992

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31,
	2011	2010
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable	$401,053	$301,997
Accounts payable to related companies	33,373	27,177
Exchanges payable	17,906	15,451
Price risk management liabilities	79,518	—
Accrued and other current liabilities	629,202	462,560
Current maturities of long-term debt	424,117	35,265
Total current liabilities	1,585,169	842,450

LONG-TERM DEBT, less current maturities	7,388,170	6,404,916
LONG-TERM PRICE RISK MANAGEMENT LIABILITIES	42,303	18,338
OTHER NON-CURRENT LIABILITIES	152,550	140,851

COMMITMENTS AND CONTINGENCIES (Note 8)

EQUITY:
General Partner	181,646	174,618
Limited Partners:
Common Unitholders (225,468,108 and 193,212,590 units authorized, issued and outstanding as of December 31, 2011 and 2010, respectively)	5,533,492	4,542,656
Class E Unitholders (8,853,832 units authorized, issued and outstanding – held by subsidiary and reported as treasury units)	—	—
Accumulated other comprehensive income	6,569	26,163
Total partners’ capital	5,721,707	4,743,437
Noncontrolling interest	628,717	—
Total equity	6,350,424	4,743,437
Total liabilities and equity	$15,518,616	$12,149,992

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per unit data)

	Years Ended December 31,
	2011	2010	2009
REVENUES:
Natural gas sales	$2,536,257	$2,441,685	$2,417,741
NGL sales	1,132,023	598,534	472,874
Gathering, transportation and other fees	1,513,802	1,219,628	1,187,969
Retail propane sales	1,360,653	1,314,973	1,190,524
Other	307,705	310,007	148,187
Total revenues	6,850,440	5,884,827	5,417,295
COSTS AND EXPENSES:
Cost of products sold	4,189,353	3,599,941	3,122,056
Operating expenses	773,767	707,271	680,893
Depreciation and amortization	430,904	343,011	312,803
Selling, general and administrative	211,609	176,433	173,936
Total costs and expenses	5,605,633	4,826,656	4,289,688
OPERATING INCOME	1,244,807	1,058,171	1,127,607
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(474,113)	(412,553)	(394,274)
Equity in earnings of affiliates	25,836	11,727	20,597
Losses on disposal of assets	(3,188)	(5,043)	(1,564)
Gains (losses) on non-hedged interest rate derivatives	(77,409)	4,616	39,239
Allowance for equity funds used during construction	957	28,942	10,557
Impairment of investments in affiliates	(5,355)	(52,620)	—
Other, net	4,442	(482)	2,157
INCOME BEFORE INCOME TAX EXPENSE	715,977	632,758	804,319
Income tax expense	18,815	15,536	12,777
NET INCOME	697,162	617,222	791,542
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	28,188	—	—
NET INCOME ATTRIBUTABLE TO PARTNERS	668,974	617,222	791,542
GENERAL PARTNER’S INTEREST IN NET INCOME	433,148	387,729	365,362
LIMITED PARTNERS’ INTEREST IN NET INCOME	$235,826	$229,493	$426,180
BASIC NET INCOME PER LIMITED PARTNER UNIT	$1.10	$1.20	$2.53
BASIC AVERAGE NUMBER OF UNITS OUTSTANDING	207,245,106	188,077,143	167,337,192
DILUTED NET INCOME PER LIMITED PARTNER UNIT	$1.10	$1.19	$2.53
DILUTED AVERAGE NUMBER OF UNITS OUTSTANDING	208,154,303	188,717,396	167,768,981

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2011	2010	2009
Net income	$697,162	$617,222	$791,542
Other comprehensive income (loss), net of tax:
Reclassification to earnings of gains and losses on derivative instruments accounted for as cash flow hedges	(37,970)	(35,852)	(10,211)
Change in value of derivative instruments accounted for as cash flow hedges	19,180	59,231	3,182
Change in value of available-for-sale securities	(804)	(4,023)	10,923
	(19,594)	19,356	3,894
Comprehensive income	677,568	636,578	795,436
Less: Comprehensive income attributable to noncontrolling interest	28,188	—	—
Comprehensive income attributable to partners	$649,380	$636,578	$795,436

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
(Dollars in thousands)

	General Partner	Limited Partner Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance, December 31, 2008	$161,159	$3,578,997	$2,913	$—	$3,743,069
Distributions to partners	(355,016)	(602,239)	—	—	(957,255)
Issuance of units in acquisitions	—	63,339	—	—	63,339
Units issued for cash	—	936,337	—	—	936,337
Capital contribution from General Partner	12,286	—	—	—	12,286
Contributions receivable from General Partner	(8,932)	—	—	—	(8,932)
Distributions on unvested unit awards	—	(2,673)	—	—	(2,673)
Non-cash compensation expense, net of units tendered by employees for tax withholdings	25	21,838	—	—	21,863
Other comprehensive income, net of tax	—	—	3,894	—	3,894
Other, net	—	(3,762)	—	—	(3,762)
Net income	365,362	426,180	—	—	791,542
Balance, December 31, 2009	174,884	4,418,017	6,807	—	4,599,708
Redemption of units in connection with MEP Transaction (See Note 11)	(3,700)	(600,124)	—	—	(603,824)
Distributions to partners	(393,252)	(672,750)	—	—	(1,066,002)
Units issued for cash	—	1,152,228	—	—	1,152,228
Capital contribution from General Partner	8,932	—	—	—	8,932
Distributions on unvested unit awards	—	(4,460)	—	—	(4,460)
Non-cash compensation expense, net of units tendered by employees for tax withholdings	25	23,654	—	—	23,679
Other comprehensive income, net of tax	—	—	19,356	—	19,356
Other, net	—	(3,402)	—	—	(3,402)
Net income	387,729	229,493	—	—	617,222
Balance, December 31, 2010	174,618	4,542,656	26,163	—	4,743,437
Distributions to partners	(425,975)	(733,478)	—	—	(1,159,453)
Distributions to noncontrolling interest	—	—	—	(44,736)	(44,736)
Units issued for cash	—	1,466,957	—	—	1,466,957
Capital contributions from noncontrolling interest	—	—	—	645,265	645,265
Issuance of units in acquisitions	—	3,000	—	—	3,000
Distributions on unvested unit awards	—	(7,616)	—	—	(7,616)
Non-cash compensation expense, net of units tendered by employees for tax withholdings	25	30,107	—	—	30,132
Other comprehensive loss, net of tax	—	—	(19,594)	—	(19,594)
Other, net	(170)	(3,960)	—	—	(4,130)
Net income	433,148	235,826	—	28,188	697,162
Balance, December 31, 2011	$181,646	$5,533,492	$6,569	$628,717	$6,350,424

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$697,162	$617,222	$791,542
Reconciliation of net income to net cash provided by operating activities:
Impairments of investments in affiliate	5,355	52,620	—
Proceeds from termination of interest rate derivatives	—	26,495	—
Depreciation and amortization	430,904	343,011	312,803
Amortization of finance costs charged to interest	9,906	9,548	8,645
Non-cash compensation expense	37,457	28,430	25,282
Losses on disposal of assets	3,188	5,043	1,564
Distributions on unvested awards	(7,616)	(4,460)	(2,673)
Distributions in excess of equity in earnings of affiliates, net	3,075	20,909	3,224
Other non-cash	(735)	(21,743)	7,171
Changes in operating assets and liabilities, net of effects of acquisitions (see Note 2)	165,669	125,208	(320,680)
Net cash provided by operating activities	1,344,365	1,202,283	826,878
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (paid for) received from acquisitions	(1,971,581)	(177,920)	30,367
Capital expenditures (excluding allowance for equity funds used during construction)	(1,416,146)	(1,350,754)	(748,621)
Contributions in aid of construction costs	25,371	13,720	6,453
Advances to affiliates, net	(200,495)	(6,775)	(655,500)
Sale of investment in MEP	1,178	—	—
Proceeds from the sale of assets	9,251	27,881	21,545
Net cash used in investing activities	(3,552,422)	(1,493,848)	(1,345,756)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	6,594,315	1,538,286	3,475,107
Principal payments on debt	(5,217,180)	(1,345,439)	(2,954,737)
Net proceeds from issuance of Limited Partner units	1,466,957	1,152,228	936,337
Capital contribution from General Partner	—	8,932	3,354
Capital contributions from noncontrolling interest	645,265	—	—
Distributions to partners	(1,159,453)	(1,066,002)	(957,255)
Distributions to noncontrolling interest	(44,736)	—	—
Redemption of units	—	(15,083)	—
Debt issuance costs	(19,835)	—	(7,647)
Net cash provided by financing activities	2,265,333	272,922	495,159
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,276	(18,643)	(23,719)
CASH AND CASH EQUIVALENTS, beginning of period	49,540	68,183	91,902
CASH AND CASH EQUIVALENTS, end of period	$106,816	$49,540	$68,183

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts, except per unit data, are in thousands)

1.	OPERATIONS AND ORGANIZATION:
The consolidated financial statements and notes thereto of Energy Transfer Partners, L.P., and its subsidiaries (“Energy Transfer Partners,” the “Partnership,” “we” or “ETP”) presented herein for the years ended December 31, 2011, 2010 and 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). We consolidate all majority-owned subsidiaries. All significant intercompany transactions and accounts are eliminated in consolidation. Management has evaluated subsequent events through the date the financial statements were issued.
We also own varying undivided interests in certain pipelines. Ownership of these pipelines has been structured as an ownership of an undivided interest in assets, not as an ownership interest in a partnership, limited liability company, joint venture or other forms of entities. Each owner controls marketing and invoices separately, and each owner is responsible for any loss, damage or injury that may occur to their own customers. As a result, we apply proportionate consolidation for our interests in these assets.
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
Business Operations
In order to simplify the obligations of Energy Transfer Partners, under the laws of several jurisdictions in which we conduct business, our activities are primarily conducted through our operating subsidiaries (collectively the “Operating Companies”) as follows:

•
La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company (“ETC OLP”), a Texas limited partnership engaged in midstream and intrastate transportation and storage natural gas operations. ETC OLP owns and operates, through its wholly and majority-owned subsidiaries, natural gas gathering systems, intrastate natural gas pipeline systems and gas processing plants and is engaged in the business of purchasing, gathering, transporting, processing, and marketing natural gas and NGLs in the states of Texas, Louisiana, New Mexico, Utah, Colorado and West Virginia. Our intrastate transportation and storage operations primarily focus on transporting natural gas in Texas through our Oasis pipeline, ET Fuel System, East Texas pipeline and HPL System. Our midstream operations focus on the gathering, compression, treating, conditioning and processing of natural gas, primarily on or through our Southeast Texas System, North Texas System, Eagle Ford Shale, and Northern Louisiana assets. We also own and operate natural gas gathering pipelines and conditioning facilities in the Piceance and Uinta Basins of Colorado and Utah, respectively. ETC OLP also owns a 70% interest in Lone Star NGL LLC ("Lone Star"), which is described in Note 3.

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
On January 12, 2012, we contributed HOLP and Titan to AmeriGas Partners, L.P. (“AmeriGas”). See Note 3.
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
Revenue Recognition
Revenues for sales of natural gas and NGLs are recognized at the later of the time of delivery of the product to the customer or the time of sale or installation. Revenues from service labor, transportation, treating, compression and gas processing are recognized upon completion of the service. Transportation capacity payments are recognized when earned in the period the capacity is made available.
Our intrastate transportation and storage and interstate transportation segments’ results are determined primarily by the amount of capacity our customers reserve as well as the actual volume of natural gas that flows through the transportation pipelines. Under transportation contracts, our customers are charged (i) a demand fee, which is a fixed fee for the reservation of an agreed amount of capacity on the transportation pipeline for a specified period of time and which obligates the customer to pay even if the customer does not transport natural gas on the respective pipeline, (ii) a transportation fee, which is based on the actual throughput of natural gas by the customer, (iii) fuel retention based on a percentage of gas transported on the pipeline, or (iv) a combination of the three, generally payable monthly. Fuel retained for a fee is typically valued at market prices.
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
NGL storage and pipeline transportation revenues are recognized when services are performed or products are delivered, respectively. Fractionation and processing revenues are recognized when product is either loaded into a truck or injected into a third party pipeline, which is when title and risk of loss pass to the customer.
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

The net change in operating assets and liabilities (net of acquisitions) included in cash flows from operating activities is comprised as follows:

	Years Ended December 31,
	2011	2010	2009
Accounts receivable	$2,779	$63,481	$28,431
Accounts receivable from related companies	(27,773)	3,437	(29,042)
Inventories	67,888	14,639	(101,592)
Exchanges receivable	3,015	1,312	22,074
Other current assets	(62,333)	33,201	8,155
Other non-current assets	7,366	5,475	(1,517)
Accounts payable	31,158	(47,905)	(16,024)
Accounts payable to related companies	6,196	(11,594)	4,459
Exchanges payable	2,455	(3,752)	(35,433)
Accrued and other current liabilities	59,753	41,135	(93,399)
Other non-current liabilities	(72)	(203)	1,401
Price risk management assets and liabilities, net	75,237	25,982	(108,193)
Net change in operating assets and liabilities, net of effects of acquisitions	$165,669	$125,208	$(320,680)

Non-cash investing and financing activities and supplemental cash flow information are as follows:

	Years Ended December 31,
	2011	2010	2009
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$201,716	$88,441	$46,134
Transfer of MEP joint venture interest in exchange for redemption of Common Units	$—	$588,741	$—
NON-CASH FINANCING ACTIVITIES:
Long-term debt assumed and non-compete agreement notes payable issued in acquisitions	$4,166	$2,741	$26,237
Issuance of common units in connection with certain acquisitions	$3,000	$—	$63,339
Capital contributions receivable from General Partner	$—	$—	$8,932
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of interest capitalized	$475,740	$430,761	$367,924
Cash paid for income taxes	$24,448	$8,606	$15,447
Marketable Securities
Marketable securities are classified as available-for-sale securities and are reflected as current assets on the consolidated balance sheets at fair value.
Accounts Receivable
Our midstream, NGL and intrastate transportation and storage operations deal with counterparties that are typically either investment grade or are otherwise secured with a letter of credit or other form of security (corporate guaranty prepayment or master setoff agreement). Management reviews midstream and intrastate transportation and storage accounts receivable balances bi-weekly. Credit limits are assigned and monitored for all counterparties of the midstream and intrastate transportation and storage operations. Bad debt expense related to these receivables is recognized at the time an account is deemed uncollectible.

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
Inventories consisted of the following:

	December 31,
	2011	2010
Natural gas and NGLs, excluding propane	$144,251	$168,378
Propane	86,958	76,341
Appliances, parts and fittings and other	75,531	117,339
Total inventories	$306,740	$362,058
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
During 2009, we recorded lower of cost or market adjustments of $54.0 million and fair value adjustments related to our application of fair value hedging of $66.1 million. We did not record lower of cost or market adjustments in 2011 or 2010.
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

Other Current Assets
Other current assets consisted of the following:

	December 31,
	2011	2010
Deposits paid to vendors	$66,231	$52,192
Prepaid and other	113,909	63,077
Total other current assets	$180,140	$115,269
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful or Federal Energy Regulatory Commission (“FERC”) mandated lives of the assets. Expenditures for maintenance and repairs that do not add capacity or extend the useful life are expensed as incurred. Expenditures to refurbish assets that either extend the useful lives of the asset or prevent environmental contamination are capitalized and depreciated over the remaining useful life of the asset. Additionally, we capitalize certain costs directly related to the construction of assets including internal labor costs, interest and engineering costs. Upon disposition or retirement of pipeline components or natural gas plant components, any gain or loss is recorded to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any gain or loss is included in our consolidated statements of operations.
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
Components and useful lives of property, plant and equipment were as follows:

	December 31,
	2011	2010
Land and improvements	$136,021	$102,353
Buildings and improvements (10 to 40 years)	267,561	189,210
Pipelines and equipment (10 to 83 years)	9,174,058	7,897,828
Natural gas and NGL storage facilities (40 years) (1)	789,612	100,909
Bulk storage, equipment and facilities (3 to 83 years)	976,882	736,520
Tanks and other equipment (10 to 30 years)	642,575	623,126
Vehicles (3 to 20 years)	213,731	197,323
Right of way (20 to 83 years)	734,036	612,374
Furniture and fixtures (3 to 10 years)	47,018	40,447
Linepack	57,380	54,156
Pad gas	57,907	57,907
Other (5 to 10 years)	154,952	136,775
Construction work-in-process	732,155	338,540
	13,983,888	11,087,468
Less – Accumulated depreciation	(1,677,522)	(1,286,099)
Property, plant and equipment, net	$12,306,366	$9,801,369

(1)	Includes $682.4 million of natural gas liquids storage facilities acquired in connection with the LDH Acquisition described in Note 3.
We recognized the following amounts of depreciation expense for the periods presented:

	Years Ended December 31,
	2011	2010
Depreciation expense	$405,957	$322,406
Capitalized interest, excluding AFUDC	$11,431	$2,646
Advances to and Investment in Affiliates
We own interests in a number of related businesses that are accounted for by the equity method. In general, we use the equity method of accounting for an investment in which we have a 20% to 50% ownership and exercise significant influence over, but do not control the investee’s operating and financial policies.
We account for our investment in Fayetteville Express Pipeline LLC (“FEP”) by the equity method. Our investment in FEP was $173.3 million as of December 31, 2011 and is reflected in our interstate transportation segment.
Goodwill
In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment (“ASU 2011-08”), which simplified how entities test goodwill for impairment. ASU 2011-08 gives entities the option, under certain circumstances, to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether further impairment testing is necessary. ASU 2011-08 was effective for fiscal years beginning after December 15, 2011, and early adoption was permitted. We adopted and applied this standard to our annual impairment tests performed for certain of our reporting units during the year ended December 31, 2011. There was no material impact to our financial position or results of operations as a result of the adoption of this standard.
Goodwill is tested for impairment annually or more frequently if circumstances indicate that goodwill might be impaired. Our annual impairment test is performed as of August 31 for subsidiaries in our intrastate transportation and storage, midstream and retail propane segments and as of December 31 for subsidiaries in our interstate and NGL transportation and services segments and all others. No goodwill impairments were recorded for the periods presented in these consolidated financial statements.
Changes in the carrying amount of goodwill were as follows:

	Intrastate Transportation and Storage	Interstate Transportation	Midstream	NGL Transportation and Services	Retail Propane	All Other	Total
Balance, December 31, 2009	$10,327	$98,613	$22,150	$—	$603,975	$10,440	$745,505
Goodwill acquired	—	—	27,329	—	9,131	—	36,460
Other	—	—	23	—	—	(755)	(732)
Balance, December 31, 2010	10,327	98,613	49,502	—	613,106	9,685	781,233
Goodwill acquired	—	—	—	432,026	6,338	—	438,364
Balance, December 31, 2011	$10,327	$98,613	$49,502	$432,026	$619,444	$9,685	$1,219,597
Goodwill is recorded at the acquisition date based on a preliminary purchase price allocation and generally may be adjusted when the purchase price allocation is finalized. A net increase in goodwill of $438.4 million was recorded during the year ended December 31, 2011, primarily due to $432.0 million from the LDH acquisition referenced in Note 3. This additional goodwill is expected to be deductible for tax purposes.
Intangible Assets
Intangible assets are stated at cost, net of amortization computed on the straight-line method. We eliminate from our balance sheet the gross carrying amount and the related accumulated amortization for any fully amortized intangibles in the year they are fully amortized.

Components and useful lives of intangible assets were as follows:

	December 31, 2011		December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships, contracts and agreements (3 to 46 years)	$338,424	$(95,239)	$251,418	$(74,910)
Noncompete agreements (3 to 15 years)	15,431	(7,835)	21,165	(11,888)
Patents (9 years)	750	(201)	750	(118)
Other (10 to 15 years)	1,320	(580)	1,320	(492)
Total amortizable intangible assets	355,925	(103,855)	274,653	(87,408)
Non-amortizable intangible assets –
Trademarks	79,339	—	77,445	—
Total intangible assets	435,264	(103,855)	352,098	(87,408)

Related to the LDH Acquisition discussed in Note 3, we recorded customer contracts of $81.0 million with useful lives ranging from 3 to 15 years during the year ended December 31, 2011.
Aggregate amortization expense of intangible assets was as follows:

	Years Ended December 31,
	2011	2010	2009
Reported in depreciation and amortization	$24,362	$20,018	$20,895
Estimated aggregate amortization expense for the next five years is as follows:

Years Ending December 31:
2012	$15,616
2013	11,694
2014	10,569
2015	10,569
2016	10,569

Amortizable intangible assets with a gross carrying amount of approximately $127.7 million as of December 31, 2011 were deconsolidated in January 2012 in connection with the contribution of our propane operations described in Note 3. Amounts reflected above do not include any future amortization related to these deconsolidated assets.
We review amortizable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of amortizable intangible assets is not recoverable, we reduce the carrying amount of such assets to fair value. We review non-amortizable intangible assets for impairment annually, or more frequently if circumstances dictate. Our annual impairment test is performed as of August 31. No impairment of intangible assets was required during the periods presented in these consolidated financial statements.

Other Non-Current Assets, net
Other non-current assets, net are stated at cost less accumulated amortization. Other non-current assets, net consisted of the following:

	December 31,
	2011	2010
Unamortized financing costs (3 to 30 years)	$46,618	$35,267
Regulatory assets	88,993	92,939
Other	23,990	30,400
Total other non-current assets, net	$159,601	$158,606
Asset Retirement Obligation
We have determined that we are obligated by contractual or regulatory requirements to remove facilities or perform other remediation upon retirement of certain assets. Determination of the amounts to be recognized is based upon numerous estimates and assumptions, including expected settlement dates, future retirement costs, future inflation rates and the credit-adjusted risk-free interest rates. However, management was not able to reasonably measure the fair value of the asset retirement obligations as of December 31, 2011 or 2010 because the settlement dates were indeterminable. We will record an asset retirement obligation in the periods in which management can reasonably determine the settlement dates.
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	December 31,
	2011	2010
Interest payable	$142,616	$135,867
Customer advances and deposits	84,300	86,191
Accrued capital expenditures	196,789	87,260
Accrued wages and benefits	67,266	61,587
Taxes payable other than income taxes	77,073	27,067
Income taxes payable	14,422	7,390
Deferred income taxes	61	365
Other	46,675	56,833
Total accrued and other current liabilities	$629,202	$462,560

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
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our debt obligations as of December 31, 2011 was $8.39 billion and $7.81 billion, respectively. As of December 31, 2010, the aggregate fair value and carrying amount of our debt obligations was $7.21 billion and $6.44 billion, respectively.
We have marketable securities, commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider over-the-counter (“OTC”) commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. We currently do not have any recurring fair value measurements that are considered Level 3 valuations. During the period ended December 31, 2011, no transfers were made between any levels within the fair value hierarchy.
The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2011 and 2010 based on inputs used to derive their fair values:

	Fair Value Total	Fair Value Measurements at December 31, 2011
		Level 1	Level 2
Assets:
Marketable securities	$1,229	$1,229	$—
Interest rate derivatives	36,301	—	36,301
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	62,924	62,924	—
Swing Swaps IFERC	15,002	1,687	13,315
Fixed Swaps/Futures	214,572	214,572	—
Options – Puts	6,435	—	6,435
Forward Physical Swaps	699	—	699
Propane – Forwards/Swaps	9	—	9
Total commodity derivatives	299,641	279,183	20,458
Total Assets	$337,171	$280,412	$56,759
Liabilities:
Interest rate derivatives	$(117,020)	$—	$(117,020)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(82,290)	(82,290)	—
Swing Swaps IFERC	(16,074)	(3,061)	(13,013)
Fixed Swaps/Futures	(148,111)	(148,111)	—
Options – Calls	(12)	—	(12)
Forward Physical Swaps	(712)	—	(712)
Propane — Forwards/Swaps	(4,131)	—	(4,131)
Total commodity derivatives	(251,330)	(233,462)	(17,868)
Total Liabilities	$(368,350)	$(233,462)	$(134,888)

	Fair Value Total	Fair Value Measurements at December 31, 2010
		Level 1	Level 2
Assets:
Marketable securities	$2,032	$2,032	$—
Interest rate derivatives	20,790	—	20,790
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	15,756	15,756	—
Swing Swaps IFERC	1,682	1,562	120
Fixed Swaps/Futures	42,474	42,474	—
Options — Puts	26,241	—	26,241
Options — Calls	75	—	75
Propane – Forwards/Swaps	6,864	—	6,864
Total commodity derivatives	93,092	59,792	33,300
Total Assets	$115,914	$61,824	$54,090
Liabilities:
Interest rate derivatives	$(18,338)	$—	$(18,338)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(17,372)	(17,372)	—
Swing Swaps IFERC	(3,768)	(3,520)	(248)
Fixed Swaps/Futures	(41,825)	(41,825)	—
Options — Puts	(7)	—	(7)
Options — Calls	(2,643)	—	(2,643)
Total commodity derivatives	(65,615)	(62,717)	(2,898)
Total Liabilities	$(83,953)	$(62,717)	$(21,236)
In conjunction with the MEP Transaction in 2010 (described in Note 11), we adjusted the investment in MEP to fair value based on the present value of the expected future cash flows (Level 3), resulting in a nonrecurring fair value adjustment of $52.6 million. Substantially all of our investment in MEP was transferred to ETE. See Note 11.
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
Shipping and Handling Costs
Shipping and handling costs related to fuel sold are included in cost of products sold. Shipping and handling costs related to fuel consumed for compression and treating are included in operating expenses and are as follows:

	Years Ended December 31,
	2011	2010	2009
Shipping and handling costs – recorded in operating expenses	$40,379	$43,321	$55,872
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
As a limited partnership, we are generally not subject to income tax. We are, however, subject to a statutory requirement that our non-qualifying income (including income such as derivative gains from trading activities, service income, tank rentals and others) cannot exceed 10% of our total gross income, determined on a calendar year basis under the applicable income tax provisions. If the amount of our non-qualifying income exceeds this statutory limit, we would be taxed as a corporation. Accordingly, certain activities that generate non-qualifying income are conducted through taxable corporate subsidiaries (“C corporations”). These C corporations are subject to federal and state income tax and pay the income taxes related to the results of their operations. For the years ended December 31, 2011, 2010 and 2009, our non-qualifying income did not exceed the statutory limit.
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
The components of the federal and state income tax expense (benefit) of our taxable subsidiaries are summarized as follows:

	Years Ended December 31,
	2011	2010	2009
Current expense (benefit):
Federal	$(737)	$507	$(8,851)
State	15,407	8,591	9,662
Total	14,670	9,098	811
Deferred expense:
Federal	3,718	6,325	11,541
State	427	113	425
Total	4,145	6,438	11,966
Total income tax expense	$18,815	$15,536	$12,777
As of December 31, 2011 and 2010, we had net deferred income tax liabilities of $125.9 million and $119.2 million, respectively, recorded in other non-current liabilities in our consolidated balance sheets. Substantially all of our deferred tax liability relates to property, plant and equipment, including $55.3 million and $49.2 million as of December 31, 2011 and 2010, respectively, and basis differences associated with our Class E Units of $72.2 million and $70.2 million as of December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010 we had deferred income tax liabilities of $0.1 million and $0.4 million, respectively, recorded in accrued and other liabilities in our consolidated balance sheet.

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
We manage a portion of our interest rate exposures by utilizing interest rate swaps and similar instruments. Certain of our interest rate derivatives are accounted for as either cash flow hedges or fair value hedges. For interest rate derivatives accounted for as either cash flow or fair value hedges, we report realized gains and losses and ineffectiveness portions of those hedges in interest expense. For interest rate derivatives not designated as hedges for accounting purposes, we report realized and unrealized gains and losses on those derivatives in “Gains (losses) on non-hedged interest rate derivatives” in the consolidated statements of operations. See Note 9 for additional information related to interest rate derivatives.
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

3.	ACQUISITIONS AND RELATED TRANSACTIONS:
Pending Acquisition
On July 19, 2011, ETE entered into a Second Amended and Restated Agreement and Plan of Merger (the “SUG Merger Agreement”) with Sigma Acquisition Corporation, a Delaware corporation and wholly-owned subsidiary of ETE (“Merger Sub”), and Southern Union Company, a Delaware corporation (“SUG”). The SUG Merger Agreement modifies certain terms of the Amended and Restated Agreement and Plan of Merger entered into by ETE, Merger Sub and SUG on July 4, 2011 (the “First Amended Merger Agreement”). Under the terms of the SUG Merger Agreement, Merger Sub will merge with and into SUG, with SUG continuing as the surviving entity and becoming a wholly-owned subsidiary of ETE (the “SUG Merger”), subject to certain conditions to closing.
Consummation of the SUG Merger is subject to customary conditions, including, without limitation: (i) the adoption of the Second Amended SUG Merger Agreement by the stockholders of SUG, (ii) the receipt of required approvals from the Federal Energy Regulatory Commission (the “FERC”), the Missouri Public Service Commission and, if required, the Massachusetts

Department of Public Utilities, (iii) the effectiveness of a registration statement on Form S-4 relating to the ETE Common Units to be issued in the SUG Merger, and (iv) the absence of any law, injunction, judgment or ruling prohibiting or restraining the SUG Merger or making the consummation of the SUG Merger illegal. On July 28, 2011, the waiting period applicable to the SUG Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) expired. On September 23, 2011, the FERC issued a letter order authorizing the transfer of FERC-jurisdictional facilities resulting from the SUG Merger. On October 27, 2011, the registration statement on Form S-4 was declared effective by the SEC. On December 9, 2011, the special meeting of the SUG stockholders was held and the SUG stockholders voted to approve the SUG Merger. ETE and SUG have made filings with the Missouri Public Service Commission and expect to receive its approval of the SUG Merger in the first quarter of 2012.
On July 19, 2011, we entered into an Amended and Restated Agreement and Plan of Merger with ETE (the “Amended Citrus Merger Agreement”). The Amended Citrus Merger Agreement modifies certain terms of the Agreement and Plan of Merger entered into by ETP and ETE on July 4, 2011. Pursuant to the terms of the Second Amended SUG Merger Agreement, immediately prior to the effective time of the SUG Merger, ETE will assign and SUG will assume the benefits and obligations of ETE under the Amended Citrus Merger Agreement. If we do not consummate the Citrus Acquisition on or before April 17, 2012, or the Citrus Merger Agreement is terminated at any time on or before such time, we must redeem the notes at a redemption price equal to 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest, if any, to, but excluding, the redemption date.
Under the Amended Citrus Merger Agreement, it is anticipated that SUG will cause the contribution to ETP of a 50% interest in Citrus Corp., which owns 100% of the Florida Gas Transmission pipeline system and is currently jointly owned by SUG and El Paso Corporation ("El Paso") (the “Citrus Acquisition”). The Citrus Acquisition will be effected through the merger of Citrus ETP Acquisition, L.L.C., a Delaware limited liability company and wholly-owned subsidiary of ETP, with and into CrossCountry Energy, LLC, a Delaware limited liability company and wholly-owned subsidiary of SUG that indirectly owns a 50% interest in Citrus Corp. (“CrossCountry”). In exchange for the interest in Citrus Corp., SUG will receive approximately $2.0 billion, consisting of approximately $1.9 billion in cash and $105 million of ETP common units, with the value of the ETP common units based on the volume-weighted average trading price for the ten consecutive trading days ending immediately prior to the date that is three trading days prior to the closing date of the Citrus Acquisition. In order to increase the expected accretion to be derived from the Citrus Acquisition, ETE has agreed to relinquish its rights to approximately $220 million of the incentive distributions from ETP that ETE would otherwise be entitled to receive over 16 consecutive quarters following the closing of the transaction.
The Amended Citrus Merger Agreement includes customary representations, warranties and covenants of ETP and ETE (including representations, warranties and covenants relating to SUG, CrossCountry and certain of CrossCountry’s affiliates). Consummation of the Citrus Acquisition is subject to customary conditions, including, without limitation: (i) satisfaction or waiver of the closing conditions set forth in the SUG Merger Agreement, (ii) the receipt by ETP of any necessary waivers or amendments to its credit agreement, (iii) the amendment of our partnership agreement to reflect the agreed upon relinquishment by ETE of incentive distributions from ETP discussed above, and (iv) the absence of any order, decree, injunction or law prohibiting or making the consummation of the transactions contemplated by the Amended Citrus Merger Agreement illegal. The Amended Citrus Merger Agreement contains certain termination rights for both ETE and ETP, including among others, the right to terminate if the Citrus Acquisition is not completed by December 31, 2012 or if the SUG Merger Agreement is terminated.
Pursuant to the Amended Citrus Merger Agreement, ETE has granted ETP a right of first offer with respect to any disposition by ETE or SUG of Southern Union Gas Services, a subsidiary of SUG that owns and operates a natural gas gathering and processing system serving the Permian Basin in West Texas and New Mexico.
On November 17, 2011, CrossCountry filed a petition in the Court of Chancery in the State of Delaware seeking a declaratory judgment against El Paso that El Paso’s right of first refusal under a Capital Stock Agreement (“CSA”) governing the Citrus Corp. joint venture between CrossCountry and El Paso would not be triggered by the Citrus Acquisition. This petition was filed by CrossCountry following an exchange of letters between El Paso and SUG in which El Paso stated that it believed the Citrus Acquisition violated the provisions of the CSA related to transfers of equity interests with respect to Citrus Corp. On December 27, 2011, El Paso filed its answer to CrossCountry’s petition and, in addition, El Paso brought third-party claims against ETP, ETE and SUG. El Paso’s third-party complaint against ETP seeks declaratory relief regarding El Paso’s rights under the CSA. Specifically, El Paso claims that the Citrus Acquisition violates its right of first refusal and seeks rescission of the Citrus Acquisition or, alternatively, damages. The parties are currently engaged in discovery and the case is scheduled to go to trial on April 26, 2012. ETP believes that El Paso’s assertions related to the Citrus Acquisition under the CSA are without merit.

2012 Transaction
Propane Operations
On January 12, 2012, we contributed our propane operations, consisting of HOLP and Titan (collectively, the “Propane Business”) to AmeriGas. We received approximately $1.46 billion in cash and approximately 29.6 million AmeriGas common units. AmeriGas assumed approximately $71 million of existing HOLP debt. In connection with the closing of this transaction, we entered into a support agreement with AmeriGas pursuant to which we are obligated to provide contingent, residual support of $1.5 billion of intercompany indebtedness owed by AmeriGas to a finance subsidiary that in turn supports the repayment of $1.5 billion of senior notes issued by this AmeriGas finance subsidiary to finance the cash portion of the purchase price. Under a unitholder agreement with AmeriGas, we are obligated to hold the approximately 29.6 million AmeriGas common units that we received in this transaction until January 2013.

We have not reflected our Propane operations as discontinued operations as we will have a continuing involvement in this business as a result of the investment in AmeriGas that was transferred as consideration for the transaction.
2011 Transactions
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
Lone Star owns and operates a natural gas liquids storage, fractionation and transportation business. Lone Star’s storage assets are primarily located in Mont Belvieu, Texas, and its West Texas Pipeline transports NGLs through an intrastate pipeline system that originates in the Permian Basin in west Texas, passes through the Barnett Shale production area in north Texas and terminates at the Mont Belvieu storage and fractionation complex. Lone Star also owns and operates fractionation and processing assets located in Louisiana. The acquisition of LDH by Lone Star expands the Partnership’s asset portfolio by adding an NGL platform with storage, transportation and fractionation capabilities.
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
Pro Forma Results of Operations
The following unaudited pro forma consolidated results of operations for the years ended 2011 and 2010 are presented as if the LDH Acquisition had been completed on January 1, 2010.

	Year Ended December 31,
	2011	2010
Revenues	$6,959,029	$6,189,977
Net income	697,325	614,763
Net income attributable to partners	662,180	594,777
Basic net income (loss) per Limited Partner unit	$1.07	$1.08
Diluted net income (loss) per Limited Partner unit	$1.07	$1.07
The pro forma consolidated results of operations include adjustments to:
•include the results of Lone Star for all periods presented;

•	include the incremental expenses associated with the fair value adjustments recorded as a result of applying the acquisition method of accounting;
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
2010 Transactions
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
2009 Transactions
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
In August 2009, we acquired Energy Transfer Group, L.L.C. (“ETG”), as described in Note 11. In connection with this transaction, we assumed liabilities of $33.5 million and recorded goodwill of $1.7 million.

4.	NET INCOME PER LIMITED PARTNER UNIT:
A reconciliation of net income and weighted average units used in computing basic and diluted net income per unit is as follows:

	Years Ended December 31,
	2011	2010	2009
Net income attributable to partners	$668,974	$617,222	$791,542
General Partner’s interest in net income	433,148	387,729	365,362
Limited Partners’ interest in net income	235,826	229,493	426,180
Additional earnings allocated from General Partner	734	771	468
Distributions on employee unit awards, net of allocation to General Partner	(7,784)	(4,946)	(2,760)
Net income available to Limited Partners	$228,776	$225,318	$423,888
Weighted average Limited Partner units – basic	207,245,106	188,077,143	167,337,192
Basic net income per Limited Partner unit	$1.10	$1.20	$2.53
Weighted average Limited Partner units	207,245,106	188,077,143	167,337,192
Dilutive effect of unvested unit awards	909,197	640,253	431,789
Weighted average Limited Partner units, assuming dilutive effect of unvested unit awards	208,154,303	188,717,396	167,768,981
Diluted net income per Limited Partner unit	$1.10	$1.19	$2.53

5.	DEBT OBLIGATIONS:
Our debt obligations consist of the following:

	December 31,
	2011	2010
ETP Senior Notes:
5.65% Senior Notes due August 1, 2012	$400,000	$400,000
6.0% Senior Notes due July 1, 2013	350,000	350,000
8.5% Senior Notes due April 15, 2014	350,000	350,000
5.95% Senior Notes due February 1, 2015	750,000	750,000
6.125% Senior Notes due February 15, 2017	400,000	400,000
6.7% Senior Notes due July 1, 2018	600,000	600,000
9.7% Senior Notes due March 15, 2019	600,000	600,000
9.0% Senior Notes due April 15, 2019	650,000	650,000
4.65% Senior Notes due June 1, 2021	800,000	—
6.625% Senior Notes due October 15, 2036	400,000	400,000
7.5% Senior Notes due July 1, 2038	550,000	550,000
6.05% Senior Notes due June 1, 2041	700,000	—
Transwestern Senior Notes:
5.39% Senior Notes due November 17, 2014	88,000	88,000
5.54% Senior Notes due November 17, 2016	125,000	125,000
5.64% Senior Notes due May 24, 2017	82,000	82,000
5.36% Senior Notes due December 9, 2020	175,000	175,000
5.89% Senior Notes due May 24, 2022	150,000	150,000
5.66% Senior Notes due December 9, 2024	175,000	175,000
6.16% Senior Notes due May 24, 2037	75,000	75,000
HOLP Senior Secured Notes:
Senior Secured Notes with interest rates ranging from 7.26% to 8.87%	71,314	103,127
ETP Revolving Credit Facility	314,438	402,327
Other long-term debt	10,345	9,541
Unamortized discounts	(15,457)	(12,074)
Fair value adjustments related to interest rate swaps	11,647	17,260
	7,812,287	6,440,181
Current maturities	(424,117)	(35,265)
	$7,388,170	$6,404,916

The following table reflects future maturities of long-term debt for each of the next five years and thereafter. These amounts exclude (i) maturities of long-term debt related to our Propane Business, which was contributed to AmeriGas in January 2012 (see Note 3), and (ii) $3.8 million in unamortized discounts and fair value adjustments related to interest rate swaps:

2012	$400,000
2013	350,000
2014	438,000
2015	750,000
2016	439,438
Thereafter	5,357,000
Total	$7,734,438

Long-term debt reflected on our consolidated balance sheet includes fair value adjustments related to interest rate swaps, which represent fair value adjustments that had been recorded in connection with fair value hedge accounting prior to the termination of the interest rate swap. As of December 31, 2011 long-term debt includes $11.6 million of fair value adjustments to interest rate swaps, which will be amortized as a reduction of interest expense until 2015.

ETP Senior Notes
The ETP Senior Notes were registered under the Securities Act of 1933 (as amended). The Partnership may redeem some or all of the ETP Senior Notes at any time, or from time to time, pursuant to the terms of the indenture and related indenture supplements related to the ETP Senior Notes. The balance is payable upon maturity. Interest on the ETP Senior Notes is paid semi-annually.
The 9.7% ETP Senior Notes contain a put option on March 15, 2012. The current market value of these notes is significantly in excess of the principal amount making a repurchase at par value uneconomic by the holder. However, if such repurchase were to occur, we would refinance any amounts paid on a long-term basis.
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
In January 2012, we completed a public offering of $1 billion aggregate principal amount of 5.20% Senior Notes due February 1, 2022 and $1 billion aggregate principal amount of 6.50% Senior Notes due February 1, 2042. We will use the net proceeds of $1.98 billion to fund the cash portion of the purchase price of the Citrus Acquisition and for general partnership purposes. We may redeem some or all of the notes at any time and from time to time pursuant to the terms of the indenture subject to the payment of a “make-whole” premium. Interest will be paid semi-annually. If we do not consummate the Citrus Acquisition on or before April 17, 2012, or the Citrus Merger Agreement is terminated on or before such date, we must redeem the $2.0 billion of senior notes at a redemption price equal to 101% of the aggregate principal amount of the notes, plus accrued and unpaid interest.
In January 2012, we announced a cash tender offer for up to $750 million aggregate principal amount of specified series of the ETP Senior Notes. The tender offer consisted of two separate offers: an Any and All Offer and a Maximum Tender Offer.
In the Any and All Offer, we offered to purchase, under certain conditions, any and all of our 5.65% Senior Notes due August 1, 2012, at a fixed price. Pursuant to the Any and All Offer, we purchased $292.0 million in aggregate principal amount on January 19, 2012.
In the Maximum Tender Offer, we offered to purchase, under certain conditions, certain series of outstanding ETP Senior Notes at a fixed spread over the index rate. Pursuant to this tender offer, on February 7, 2012, we purchased $200.0 million aggregate principal amount of our 9.7% Senior Notes due March 15, 2019, $200.0 million aggregate principal amount of our

9.0% Senior Notes due April 15, 2019 and $58.1 million aggregate principal amount of our 8.5% Senior Notes due April 15, 2014.
Transwestern Senior Notes
The Transwestern notes are payable at any time in whole or pro rata in part, subject to a premium or upon a change of control event or an event of default, as defined. The balance is payable upon maturity. Interest is paid semi-annually.
HOLP Senior Secured Notes
All receivables, contracts, equipment, inventory, general intangibles, cash concentration accounts, and the capital stock of HOLP and its subsidiaries secure the HOLP Senior Secured Notes. Interest is paid quarterly or semiannually and principal payments are made in annual installments through 2020 except for a one time payment of $16.0 million due in 2013. Subsequent to our contribution of the Propane Business, this debt was assumed by AmeriGas.
Revolving Credit Facility
The indebtedness under ETP’s revolving credit facility (the “ETP Credit Facility”) is unsecured and not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. The indebtedness under the ETP Credit Facility has the same priority of payment as our other current and future unsecured debt.
As of December 31, 2011, we had $314.4 million outstanding under the ETP Credit Facility, and the amount available for future borrowings was $2.16 billion taking into account letters of credit of $25.6 million. The weighted average interest rate on the total amount outstanding as of December 31, 2011 was 1.78%.
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
Covenants Related to Our Credit Agreements
The agreements relating to the ETP Senior Notes contain restrictive covenants customary for an issuer with an investment-grade rating from the rating agencies, which covenants include limitations on liens and a restriction on sale-leaseback transactions.
The credit agreement relating to the ETP Credit Facility contains covenants that limit (subject to certain exceptions) the Partnership’s and certain of the Partnership’s subsidiaries’ ability to, among other things:

•	incur indebtedness;

•	grant liens;

•	enter into mergers;

•	dispose of assets;

•	make certain investments;

•	make Distributions (as defined in such credit agreement) during certain Defaults (as defined in such credit agreement) and during any Event of Default (as defined in such credit agreement);

•	engage in business substantially different in nature than the business currently conducted by the Partnership and its subsidiaries;

•	engage in transactions with affiliates; and

•	enter into restrictive agreements.
The credit agreement relating to the ETP Credit Facility also contains a financial covenant that provides that the Leverage Ratio, as defined in the ETP Credit Facility, shall not exceed 5.0 to 1 as of the end of each quarter, with a permitted increase to 5.5 to 1 during a Specified Acquisition Period, as defined in the ETP Credit Facility.
The agreements relating to the Transwestern senior notes contain certain restrictions that, among other things, limit the incurrence of additional debt, the sale of assets and the payment of dividends and specify a maximum debt to capitalization ratio.
Failure to comply with the various restrictive and affirmative covenants of our revolving credit facilities could require us to pay debt balances prior to scheduled maturity and could negatively impact the Operating Companies’ ability to incur additional debt and/or our ability to pay distributions.
We were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of December 31, 2011.

6.	EQUITY:
Limited Partner interests are represented by Common and Class E Units that entitle the holders thereof to the rights and privileges specified in the Partnership Agreement. As of December 31, 2011, there were issued and outstanding 225,468,108 Common Units representing an aggregate 98.5% Limited Partner interest in us. There are also 8,853,832 Class E Units outstanding that are reported as treasury units, which units are entitled to receive distributions in accordance with their terms.
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
Common Units
The change in Common Units was as follows:

	Years Ended December 31,
	2011	2010	2009
Number of Common Units, beginning of period	193,212,590	179,274,747	152,102,471
Common Units issued in connection with public offerings	29,440,000	20,700,000	23,575,000
Common Units issued in connection with certain acquisitions	66,499	—	1,450,076
Common Units issued in connection with the Distribution Reinvestment Plan	353,679	—	—
Common Units issued in connection with the equity distribution program	1,951,715	5,194,287	1,891,691
Issuance of Common Units under equity incentive plans	443,625	317,386	255,509
Redemption of Common Units in connection with MEP Transaction (See Note 11)	—	(12,273,830)	—
Number of Common Units, end of period	225,468,108	193,212,590	179,274,747
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

Public Offerings
The following table summarizes our public offerings of Common Units, all of which have been registered under the Securities Act of 1933 (as amended):

Date	Number of Common Units (1)	Price per Unit	Net Proceeds	Use of Proceeds
January 2009	6,900,000	$34.05	$225,354	(2)
April 2009	9,775,000	37.55	352,369	(3)
October 2009	6,900,000	41.27	275,979	(2)
January 2010	9,775,000	44.72	423,551	(2)(3)
August 2010	10,925,000	46.22	489,418	(2)(3)
April 2011	14,202,500	50.52	695,496	(3)
November 2011	15,237,500	44.67	660,241	(2)(3)

(1)Number of Common Units includes the exercise of the overallotment options by the underwriters.
(2)Proceeds were used to repay amounts outstanding under the ETP Credit Facility.

(3)	Proceeds were used to fund capital expenditures and capital contributions to joint ventures, as well as for general partnership purposes.
Equity Distribution Program
In December 2010, we entered into an Equity Distribution Agreement with Credit Suisse Securities (USA) LLC (“Credit Suisse”). According to the provisions of this agreement, we may offer and sell from time to time through Credit Suisse, as our sales agent, Common Units having an aggregate offering price of up to $200.0 million. Sales of the units are made by means of ordinary brokers’ transactions on the NYSE at market prices, in block transactions or as otherwise agreed between us and Credit Suisse. Under the terms of this agreement, we may also sell Common Units to Credit Suisse as principal for its own account at a price agreed upon at the time of sale. Any sale of Common Units to Credit Suisse as principal would be pursuant to the terms of a separate agreement between us and Credit Suisse.
During 2011, we received proceeds from units issued pursuant to this agreement of approximately $96.3 million, net of commissions, which proceeds were used for general partnership purposes. Approximately $69.6 million of our Common Units remain available to be issued under the agreement based on trades initiated through December 31, 2011.
Previously, we had an Equity Distribution Agreement with UBS Securities LLC ("UBS"), which was similar to our existing agreement with Credit Suisse as described above. During 2010, we received proceeds from units issued pursuant to this agreement of approximately $214.3 million, net of commissions, which proceeds were used to repay amounts outstanding under our revolving credit facility.
Equity Incentive Plan Activity
As discussed in Note 7, we issue Common Units to employees and directors upon vesting of awards granted under our equity incentive plans. Upon vesting, participants in the equity incentive plans may elect to have a portion of the Common Units to which they are entitled withheld by the Partnership to satisfy tax-withholding obligations.
Distribution Reinvestment Program
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
During 2011, distributions of approximately $15.0 million were reinvested under the DRIP resulting in the issuance of 353,679 Common Units.

Class E Units
There are 8,853,832 Class E Units outstanding that are reported as treasury units. These Class E Units are entitled to aggregate cash distributions equal to 11.1% of the total amount of cash distributed to all Unitholders, including the Class E Unitholders, up to $1.41 per unit per year, with any excess thereof available for distribution to Unitholders other than the holders of Class E Units in proportion to their respective interests. The Class E Units are treated as treasury units for accounting purposes because they are owned by our wholly-owned subsidiary, Heritage Holdings, Inc. Although no plans are currently in place, management may evaluate whether to retire some or all of the Class E Units at a future date.
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
Distributions declared during the periods presented below are summarized as follows:

Quarter Ended	Record Date	Payment Date	Rate
September 30, 2011	November 4, 2011	November 14, 2011	$0.89375
June 30, 2011	August 5, 2011	August 15, 2011	0.89375
March 31, 2011	May 6, 2011	May 16, 2011	0.89375
December 31, 2010	February 7, 2011	February 14, 2011	0.89375
September 30, 2010	November 8, 2010	November 15, 2010	$0.89375
June 30, 2010	August 9, 2010	August 16, 2010	0.89375
March 31, 2010	May 7, 2010	May 17, 2010	0.89375
December 31, 2009	February 8, 2010	February 15, 2010	0.89375
September 30, 2009	November 9, 2009	November 16, 2009	$0.89375
June 30, 2009	August 7, 2009	August 14, 2009	0.89375
March 31, 2009	May 8, 2009	May 15, 2009	0.89375
December 31, 2008	February 6, 2009	February 13, 2009	0.89375
On January 25, 2012, we declared a cash distribution for the three months ended December 31, 2011 of $0.89375 per Common Unit. We paid this distribution on February 14, 2012 to Unitholders of record at the close of business on February 7, 2012.

The total amounts of distributions declared during the years ended December 31, 2011, 2010 and 2009 were as follows (all from Available Cash from our operating surplus and are shown in the period with respect to which they relate):

	Years Ended December 31,
	2011	2010	2009
Limited Partners:
Common Units	$762,350	$676,798	$629,263
Class E Units	12,484	12,484	12,484
General Partner interest	19,603	19,524	19,505
Incentive Distribution Rights	421,888	375,979	350,486
	$1,216,325	$1,084,785	$1,011,738
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	December 31,
	2011	2010
Net gains on commodity related hedges	$6,455	$25,245
Unrealized gains on available-for-sale securities	114	918
Total AOCI, net of tax	$6,569	$26,163

7.	UNIT-BASED COMPENSATION PLANS:
We have issued equity incentive plans for employees, officers and directors, which provide for various types of awards, including options to purchase ETP Common Units, restricted units, phantom units, Common Units, distribution equivalent rights (“DERs”), Common Unit appreciation rights, and other unit-based awards. As of December 31, 2011, an aggregate total of 2,788,181 ETP Common Units remain available to be awarded under our equity incentive plans.
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
Award Activity
The following table shows the activity of the awards granted to employees and non-employee directors:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Unvested awards as of December 31, 2010	1,936,578	$43.95
Awards granted	1,386,251	48.35
Awards vested	(610,557)	44.07
Awards forfeited	(148,563)	42.74
Unvested awards as of December 31, 2011	2,563,709	46.37
During the years ended December 31, 2011, 2010 and 2009, the weighted average grant-date fair value per unit award granted was $48.35, $49.82 and $43.56, respectively. The total fair value of awards vested was $26.9 million, $16.5 million and $14.7 million, respectively based on the market price of ETP Common Units as of the vesting date. As of December 31, 2011, a total of 2,563,709 unit awards remain unvested, for which ETP expects to recognize a total of $79.4 million in compensation expense over a weighted average period of 1.9 years.
Related Party Awards
McReynolds Energy Partners, L.P., the general partner of which is owned and controlled by the President of the entity that indirectly owns our General Partner, awarded to certain officers of ETP certain rights related to units of ETE previously issued by ETE to such ETE officer. These rights include the economic benefits of ownership of these ETE units based on a five year vesting schedule whereby the officer will vest in the ETE units at a rate of 20% per year. As these ETE units are conveyed to the recipients of these awards upon vesting from a partnership that is not owned or managed by ETE or ETP, none of the costs related to such awards are paid by ETP or ETE unless this partnership defaults under its obligations pursuant to these unit awards. As these units were outstanding prior to these awards, these awards do not represent an increase in the number of outstanding units of either ETP or ETE and are not dilutive to cash distributions per unit with respect to either ETP or ETE.
We are recognizing non-cash compensation expense over the vesting period based on the grant-date fair value of the ETE units awarded the ETP employees assuming no forfeitures. For the years ended December 31, 2011, 2010 and 2009, we recognized non-cash compensation expense, net of forfeitures, of $2.0 million, $3.7 million and $6.4 million, respectively, as a result of these awards. As of December 31, 2011, rights related to 180,000 ETE common units remain outstanding, for which we expect to recognize a total of $1.0 million in compensation expense over a weighted average period of 1.0 years.

8.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES:
Regulatory Matters
On September 21, 2011, in lieu of filing a new general rate case filing under Section 4 of the NGA, Transwestern filed a proposed settlement with the FERC, which was approved by the FERC on October 31, 2011. Transwestern is required to file a new general rate case on October 1, 2014. However, shippers which were not parties to the settlement have the right to challenge the lawfulness of tariff rates that have become final and effective. The FERC may also investigate such rates absent shipper complaint.
Guarantee - Fayetteville Express Pipeline LLC
Fayetteville Express Pipeline LLC (“FEP”), a joint venture entity in which we own a 50% interest, had a credit agreement that provided for a $1.1 billion senior revolving credit facility (the “FEP Facility”). We guaranteed 50% of the obligations of FEP under the FEP Facility, with the remainder of FEP Facility obligations guaranteed by Kinder Morgan Energy Partners, L.P. (“KMP”). Amounts borrowed under the FEP Facility bore interest at a rate based on either a Eurodollar rate or a prime rate.
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
Contingent Residual Support Agreement - AmeriGas
In order to finance the cash portion of the purchase price of the Propane Transaction described in Note 3, AmeriGas Finance LLC ("Finance Company"), a wholly owned subsidiary of AmeriGas, issued $550 million in aggregate principal amount of 6.75% senior notes due 2020 and $1.0 billion in aggregate principal amount of 7.00% senior notes due 2022. AmeriGas borrowed $1.5 billion of the proceeds of the Senior Notes issuance from Finance Company through an intercompany borrowing having maturity dates and repayment terms that mirror those of the Senior Notes (the "Supported Debt").
In connection with the closing of the Propane Transaction, ETP entered into and delivered a Contingent Residual Support Agreement ("CRSA") with AmeriGas, Finance Company, AmeriGas Finance Corp. and UGI Corp., pursuant to which ETP will provide contingent, residual support of the Supported Debt as defined in the CRSA.
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
Commitments
In the normal course of our business, we purchase, process and sell natural gas pursuant to long-term contracts and we enter into long-term transportation and storage agreements. Such contracts contain terms that are customary in the industry. We have several propane purchase and supply commitments, which are typically one year agreements with varying terms as to quantities, prices and expiration dates. We believe that the terms of these agreements are commercially reasonable and will not have a material adverse effect on our financial position or results of operations.
We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2029. Rental expense under these operating leases has been included in operating expenses in the accompanying statements of operations and totaled approximately $26.1 million, $21.1 million and $19.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Future minimum lease commitments for such leases are:

Years Ending December 31:
2012	$19,795
2013	18,874
2014	16,304
2015	16,220
2016	16,327
Thereafter	149,844
Amounts reflected above do not include future minimum lease commitments for our propane operations, which was deconsolidated in January 2012 in connection with the contribution of these operations described in Note 3.
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
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency. As of December 31, 2011 and 2010, accruals of approximately $18.2 million and $10.2 million, respectively, were reflected on our balance sheets related to these contingent obligations. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.
The outcome of these matters cannot be predicted with certainty and there can be no assurance that the outcome of a particular matter will not result in the payment of amounts that have not been accrued for the matter. Furthermore, we may revise accrual amounts prior to resolution of a particular contingency based on changes in facts and circumstances or changes in the expected outcome.

No amounts have been recorded in our December 31, 2011 or 2010 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
Environmental Matters
Our operations are subject to extensive federal, state and local environmental and safety laws and regulations that require expenditures to ensure compliance, including related to air emissions and wastewater discharges, at operating facilities and for remediation at current and former facilities as well as waste disposal sites. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in the business of transporting, storing, gathering, treating, compressing, blending and processing natural gas, natural gas liquids and other products. As a result, there can be no assurance that significant costs and liabilities will not be incurred. Costs of planning, designing, constructing and operating pipelines, plants and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations, the issuance of injunctions and the filing of federally authorized citizen suits. Moreover, there can be no assurance that other developments, such as increasingly stringent environmental laws, regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from the operations, will not result in substantial costs and liabilities. We are unable to estimate any losses or range of losses that could result from such developments. Furthermore, we may revise accrual amounts prior to resolution of a particular contingency based on changes in facts and circumstances or changes in the expected outcome.
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
As of December 31, 2011 and 2010, accruals on an undiscounted basis of $13.7 million and $13.8 million, respectively, were recorded in our consolidated balance sheets as accrued and other current liabilities and other non-current liabilities related to environmental matters.
Based on information available at this time and reviews undertaken to identify potential exposure, we believe the amount reserved for environmental matters is adequate to cover the potential exposure for cleanup costs.
Transwestern conducts soil and groundwater remediation at a number of its facilities. Some of the cleanup activities include remediation of several compressor sites on the Transwestern system for contamination by polychlorinated biphenyls (“PCBs”). The costs of this work are not eligible for recovery in rates. The total accrued future estimated cost of remediation activities expected to continue through 2025 is $5.7 million, which is included in the aggregate environmental accruals discussed above. Transwestern received approval from the FERC for the continuation of rate recovery of projected soil and groundwater remediation costs not related to PCBs for the term of its rate case settlement.
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

Petroleum-based contamination or other environmental wastes are known to be located on or adjacent to six sites on which HOLP presently has, or formerly had, retail propane operations. These sites were evaluated at the time of their acquisition. In all cases, remediation operations have been or will be undertaken by others, and in all six cases, HOLP obtained indemnification rights for expenses associated with any remediation from the former owners or related entities. We have not been named as a potentially responsible party at any of these sites, and we believe that our operations have not contributed to the environmental issues at these sites. Accordingly, no amounts have been recorded in our December 31, 2011 or 2010 consolidated balance sheets. Based on information currently available to us, the presence of contamination and remediation activities at these sites are not expected to have a material adverse effect on our financial condition or results of operations.

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
Our pipeline operations are subject to regulation by the U.S. Department of Transportation (“DOT”) under the Pipeline Hazardous Materials Safety Administration (“PHMSA”), pursuant to which the PHMSA has established requirements relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. Moreover, the PHMSA, through the Office of Pipeline Safety, has promulgated a rule requiring pipeline operators to develop integrity management programs to comprehensively evaluate their pipelines, and take measures to protect pipeline segments located in what the rule refers to as “high consequence areas.” Activities under these integrity management programs involve the performance of internal pipeline inspections, pressure testing or other effective means to assess the integrity of these regulated pipeline segments, and the regulations require prompt action to address integrity issues raised by the assessment and analysis. For the years ended December 31, 2011, 2010 and 2009, $18.3 million, $13.3 million and $31.4 million, respectively, of capital costs and $14.7 million, $15.4 million and $18.5 million, respectively, of operating and maintenance costs have been incurred for pipeline integrity testing. Integrity testing and assessment of all of these assets will continue, and the potential exists that results of such testing and assessment could cause ETP to incur even greater capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of its pipelines; however, no estimate can be made at this time of the likely range of such expenditures.
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

9.	PRICE RISK MANAGEMENT ASSETS AND LIABILITIES:
Commodity Price Risk
We are exposed to market risks related to the volatility of natural gas, NGL and propane prices. To manage the impact of volatility from these prices, we utilize various exchange-traded and OTC commodity financial instrument contracts. These contracts consist primarily of futures, swaps and options and are recorded at fair value in the consolidated balance sheets.
We inject and hold natural gas in our Bammel storage facility to take advantage of contango markets (i.e., when the price of natural gas is higher in the future than the current spot price). We use financial derivatives to hedge the natural gas held in connection with these arbitrage opportunities. At the inception of the hedge, we lock in a margin by purchasing gas in the spot market or off peak season and entering into a financial contract to lock in the sale price. If we designate the related financial contract as a fair value hedge for accounting purposes, we value the hedged natural gas inventory at current spot market prices along with the financial derivative we use to hedge it. Changes in the spread between the forward natural gas prices designated as fair value hedges and the physical inventory spot price result in unrealized gains or losses until the underlying physical gas is withdrawn and the related designated derivatives are settled. Once the gas is withdrawn and the designated derivatives are settled, the previously unrealized gains or losses associated with these positions are realized. Unrealized margins represent the unrealized gains or losses from our derivative instruments using mark-to-market accounting, with changes in the fair value of our derivatives being recorded directly in earnings. These margins fluctuate based upon changes in the spreads between the physical spot price and forward natural gas prices. If the spread narrows between the physical and financial prices, we will record unrealized gains or lower unrealized losses. If the spread widens, we will record unrealized losses or lower unrealized gains. Typically, as we enter the winter months, the spread converges so that we recognize in earnings the original locked-in spread through either mark-to-market adjustments or the physical withdrawal of natural gas.
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
During the fourth quarter of 2011, our trading activities included the use of financial commodity derivatives to take advantage of market opportunities. These trading activities are a complement to our transportation and storage segment's operations and are accounted for in cost of products sold in our consolidated statements of operations. As a result of our trading activities and the use of derivative financial instruments in our transportation and storage segment, the degree of earnings volatility that can occur may be significant, favorably or unfavorably, from period to period. We attempt to manage this volatility through the use of daily position and profit and loss reports provided to our risk oversight committee, which includes members of senior management, and the limits and authorizations set forth in our commodity risk management policy.
Derivatives are utilized in our midstream segment in order to mitigate price volatility and manage fixed price exposure incurred from contractual obligations. We attempt to maintain balanced positions in our marketing activities to protect against volatility in the energy commodities markets; however, net unbalanced positions can exist. Long-term physical contracts are tied to index prices. System gas, which is also tied to index prices, is expected to provide most of the gas required by our long-term physical contracts. When third-party gas is required to supply long-term contracts, a hedge is put in place to protect the margin on the contract. To the extent that financial contracts are not tied to physical delivery volumes, we may engage in offsetting financial contracts to balance our positions. To the extent open commodity positions exist, fluctuating commodity prices can impact our financial position and results of operations, either favorably or unfavorably.
Our propane segment permitted customers to guarantee the propane delivery price for the next heating season. As we executed fixed sales price contracts with our customers, we entered into propane futures contracts to fix the purchase price related to these sales contracts, thereby locking in a gross profit margin. Additionally, we used propane futures contracts to secure the purchase price of our propane inventory for a percentage of our anticipated propane sales.

The following table details our outstanding commodity-related derivatives:

	December 31, 2011		December 31, 2010
	Notional Volume	Maturity	Notional Volume	Maturity
Mark to Market Derivatives
Natural Gas:
Basis Swaps IFERC/NYMEX (MMBtu) - trading (1)	(151,260,000)	2012-2013	—	—
Basis Swaps IFERC/NYMEX (MMBtu) - non-trading	(61,420,000)	2012-2013	(38,897,500)	2011
Swing Swaps IFERC (MMBtu)	92,370,000	2012-2013	(19,720,000)	2011
Fixed Swaps/Futures (MMBtu)	797,500	2012	(2,570,000)	2011
Forward Physical Contracts (MMBtu)	(10,672,028)	2012	—	—
Options — Calls (MMBtu)	—	—	(3,000,000)	2011
Propane:
Forwards/Swaps (Gallons)	38,766,000	2012-2013	1,974,000	2011
Fair Value Hedging Derivatives
Natural Gas:
Basis Swaps IFERC/NYMEX (MMBtu)	(28,752,500)	2012	(28,050,000)	2011
Fixed Swaps/Futures (MMBtu)	(45,822,500)	2012	(39,105,000)	2011
Hedged Item — Inventory (MMBtu)	45,822,500	2012	39,105,000	2011
Cash Flow Hedging Derivatives
Natural Gas:
Fixed Swaps/Futures (MMBtu)	—	—	(210,000)	2011
Options – Puts (MMBtu)	3,600,000	2012	26,760,000	2011-2012
Options – Calls (MMBtu)	(3,600,000)	2012	(26,760,000)	2011-2012
Propane:
Forwards/Swaps (Gallons)	—	—	32,466,000	2011

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
We expect gains of $6.4 million related to commodity derivatives to be reclassified into earnings over the next 12 months related to amounts currently reported in AOCI. The amount ultimately realized, however, will differ as commodity prices change and the underlying physical transaction occurs.
Interest Rate Risk
We are exposed to market risk for changes in interest rates. In order to maintain a cost effective capital structure, we borrow funds using a mix of fixed rate debt and variable rate debt. We manage our current interest rate exposures by utilizing interest rate swaps to achieve a desired mix of fixed and variable rate debt. We also utilize forward starting interest rate swaps to lock in the rate on a portion of our anticipated debt issuances.

We had the following interest rate swaps outstanding as of December 31, 2011 and 2010, none of which are designated as hedges for accounting purposes:

Term	Type (1)	Notional Amount Outstanding
		December 31, 2011	December 31, 2010
May 2012(2)	Forward starting to pay a fixed rate of 2.59% and receive a floating rate	$350,000	$—
August 2012(2)	Forward starting to pay a fixed rate of 3.51% and receive a floating rate	500,000	400,000
July 2013(2)	Forward starting to pay a fixed rate of 4.02% and receive a floating rate	300,000	—
July 2018	Pay a floating rate plus a spread of 4.01% and receive a fixed rate of 6.70%	500,000	500,000

(1)	As of December 31, 2011, floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward starting swaps have a term of 10 years with a mandatory termination date the same as the effective date.
Credit Risk
We maintain credit policies with regard to our counterparties that we believe minimize our overall credit risk. These policies include an evaluation of potential counterparties’ financial condition (including credit ratings), collateral requirements under certain circumstances and the use of standardized agreements, which allow for netting of positive and negative exposure associated with a single or multiple counterparties.
Our counterparties consist primarily of petrochemical companies and other industrials, small to major oil and gas producers, midstream and power generation companies. This concentration of counterparties may impact our overall exposure to credit risk, either positively or negatively in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. Currently, management does not anticipate a material adverse effect on our financial position or results of operations as a result of counterparty nonperformance.
We utilize master-netting agreements and have maintenance margin deposits with certain counterparties in the OTC market and with clearing brokers. Payments on margin deposits are required when the value of a derivative exceeds our pre-established credit limit with the counterparty. Margin deposits are returned to us on the settlement date for non-exchange traded derivatives, and we exchange margin calls on a daily basis for exchange traded transactions. Since the margin calls are made daily with the exchange brokers, the fair value of the financial derivative instruments are deemed current and netted in deposits paid to vendors within other current assets in the consolidated balance sheets. The Partnership had net deposits with counterparties of $66.2 million and $52.2 million as of December 31, 2011 and 2010, respectively.
For financial instruments, failure of a counterparty to perform on a contract could result in our inability to realize amounts that have been recorded on our consolidated balance sheet and recognized in net income or other comprehensive income.

Derivative Summary
The following table provides a balance sheet overview of the Partnership’s derivative assets and liabilities as of December 31, 2011 and 2010:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	2011	2010	2011	2010
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$77,197	$35,031	$(819)	$(6,631)
Commodity derivatives	—	6,589	—	—
	77,197	41,620	(819)	(6,631)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	227,337	64,940	(251,268)	(72,729)
Commodity derivatives	708	275	(4,844)	—
Interest rate derivatives	36,301	20,790	(117,020)	(18,338)
	264,346	86,005	(373,132)	(91,067)
Total derivatives	$341,543	$127,625	$(373,951)	$(97,698)
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
The following tables summarize the amounts recognized with respect to our derivative financial instruments for the periods presented:

	Change in Value Recognized in OCI on Derivatives (Effective Portion)
	Years Ended December 31,
	2011	2010	2009
Derivatives in cash flow hedging relationships:
Commodity derivatives	$19,047	$60,764	$3,143
Interest rate derivatives	—	(1,366)	—
Total	$19,047	$59,398	$3,143

	Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
		Years Ended December 31,
		2011	2010	2009
Derivatives in cash flow hedging relationships:
Commodity derivatives	Cost of products sold	$37,703	$37,325	$9,924
Interest rate derivatives	Interest expense	—	(1,493)	287
Total		$37,703	$35,832	$10,211
	Location of Gain/(Loss) Reclassified from AOCI into Income (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Ineffective Portion
		Years Ended December 31,
		2011	2010	2009
Derivatives in cash flow hedging relationships:
Commodity derivatives	Cost of products sold	$283	$18	$—
Total		$283	$18	$—

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income representing hedge ineffectiveness and amount excluded from the assessment of effectiveness
		Years Ended December 31,
		2011	2010	2009
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$34,000	$16,210	$60,045
Total		$34,000	$16,210	$60,045

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2011	2010	2009
Derivatives not designated as hedging instruments:
Commodity derivatives - Trading	Cost of products sold	$(29,777)	$—	$—
Commodity derivatives - Non-trading	Cost of products sold	$9,257	$11,584	$99,807
Interest rate derivatives	Gains (losses) on non-hedged interest rate derivatives	(77,409)	4,616	39,239
Total		$(97,929)	$16,200	$139,046

We recognized unrealized losses of $20.8 million, $47.4 million, and $18.6 million of unrealized losses on commodity derivatives not in fair value hedging relationships (including the ineffective portion of commodity derivatives in cash flow hedging relationships and amounts classified as trading activity) for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, for the years ended December 31, 2011, 2010 and 2009, we recognized unrealized gains of $9.5 million, $17.4 million and $48.6 million, respectively, on commodity derivatives and related hedged inventory accounted for as fair value hedges.

10.	RETIREMENT BENEFITS:
We sponsor a 401(k) savings plan, which covers virtually all employees. Employer matching contributions are calculated using a formula based on employee contributions. We made matching contributions of $11.3 million, $9.8 million and $9.8 million to the 401(k) savings plan for the years ended December 31, 2011, 2010 and 2009, respectively.

11.	RELATED PARTY TRANSACTIONS:
We previously held a 50% interest in Midcontinent Express Pipeline LLC ("MEP"), a joint venture with Kinder Morgan Energy Partners, L.P. (KMP). On May 26, 2010 we transferred a majority of our interest in MEP to ETE in exchange for 12,273,830 common units previously held by ETE. In conjunction with this transfer, we recorded a non-cash charge of approximately $52.6 million during 2010 to reduce the carrying value of our investment in MEP to its estimated fair value. As a part of this transaction, ETE transferred its interest in MEP to Regency in exchange for Regency Common Units. Along with this transaction ETE also transferred its option to purchase ETP's remaining 0.1% interest in MEP. On September 1, 2011, Regency exercised its option to acquire our remaining 0.1% interest in MEP for approximately $1.2 million in cash.
Regency became a related party on May 26, 2010 when ETE acquired all of the equity interest in the general partner of Regency. We provide Regency with certain natural gas sales and transportation services and compression equipment and Regency provides us with certain contract compression services. For the year ended December 31, 2011, we recorded revenue of $34.1 million, costs of products sold of $34.3 million and operating expenses of $2.5 million related to transactions with Regency. For the period from May 26, 2010 to December 31, 2010, we recorded revenue of $4.0 million, costs of products sold of $4.0 million and operating expenses of $0.5 million related to transactions with Regency.
We received $17.1 million, $6.3 million and $0.5 million in management fees from ETE for the provision of various general and administrative services for ETE’s benefit for the years ended December 31, 2011, 2010 and 2009, respectively. The increase recorded in the years ended December 31, 2011 and 2010 were the result of increased service fees related to the provision of various general and administrative services for Regency which was acquired by ETE in 2010. In addition, the management fees for the year ended December 31, 2011 include the provision of various general and administrative services for Regency. For the year ended December 31, 2011 we recorded from Regency $6.6 million for reimbursement of various general and administrative expenses incurred by us.
For the year ended December 31, 2011 revenue of $1.9 million and cost of products sold of $1.2 million are included in our consolidated statement of operations related to transactions with FEP, our unconsolidated affiliate. For the year ended December 31, 2010 revenue of $26.0 million and cost of products sold of $20.5 million are included in our consolidated statement of operations related to transactions with FEP, our unconsolidated affiliate.
Enterprise Products Partners L.P. ("Enterprise") is considered to be a related party to us due to Enterprise’s holdings of outstanding common units of ETE. We and Enterprise transport natural gas on each other’s pipelines, share operating expenses on jointly-owned pipelines and ETC OLP sells natural gas to Enterprise. Our propane operations routinely buy and sell product with Enterprise. Our propane operations purchase a portion of our propane requirements from Enterprise pursuant to an agreement that expires in 2015 and includes an option to extend the agreement for an additional year.
The following table presents sales to and purchases from Enterprise:

	Years Ended December 31,
	2011	2010	2009
Natural Gas Operations:
Sales	$654,129	$538,657	$414,333
Purchases	26,992	23,592	48,528
Propane Operations:
Sales	10,613	15,527	19,961
Purchases	471,046	415,897	343,540
As of December 31, 2011 and 2010, Titan had forward mark-to-market derivatives for approximately 38.8 million and 1.7 million gallons of propane at a fair value liability of $4.1 million and a fair value asset of $0.2 million, respectively, with Enterprise. In addition, as of December 31, 2010, Titan had forward derivatives accounted for as cash flow hedges of 32.5 million gallons of propane at a fair value asset of $6.6 million with Enterprise. Our propane operations discontinued cash flow hedge accounting in July 2011; therefore, all of their forward derivatives are currently accounted for using mark-to-market accounting.
The following table summarizes the related party balances on our consolidated balance sheets:

	As of December 31,
	2011	2010
Accounts receivable from related parties:
Enterprise:
Natural Gas Operations	$54,644	$36,736
Propane Operations	—	2,327
Other	27,109	14,803
Total accounts receivable from related parties:	$81,753	$53,866
Accounts payable from related parties:
Enterprise:
Natural Gas Operations	$2,198	$2,687
Propane Operations	27,770	22,985
Other	3,405	1,505
Total accounts payable from related parties:	$33,373	$27,177
Net imbalance receivable from (payable to) Enterprise	$(780)	$1,360
On January 18, 2012, Enterprise sold a significant portion of its ownership in ETE's common units. Subsequent to that transaction Enterprise owns less than 5% of ETE's outstanding common units.
Effective August 17, 2009, we acquired 100% of the membership interests of ETG, which owns all of the partnership interests of Energy Transfer Technologies, Ltd. (“ETT”). ETT provides compression services to customers engaged in the transportation of natural gas, including ETP. The membership interests of ETG were contributed to us by our Chief Executive Officer and by two entities, one of which is controlled by a director of our General Partner’s general partner and the other of which is controlled by a member of ETP’s management. In exchange, the former members acquired the right to receive (in cash or Common Units) future amounts to be determined based on the terms of the contribution arrangement. These contingent amounts are to be determined in 2014 and 2017, and the former members of ETG may receive payments contingent on the acquired operations performing at a level above the average return required by ETP for approval of its own growth projects during the period since acquisition. In addition, the former members may be required to make cash payments to us under certain circumstances. We have not accrued any contingent payments related to this agreement.
Subsequent to the acquisition of ETG, we pay $4.7 million in operating lease payments per year to the former owners for the use of compressor equipment through 2017.

12.	REPORTABLE SEGMENTS:
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
Revenues from our intrastate transportation and storage segment are primarily reflected in natural gas sales and gathering, transportation and other fees. Revenues from our interstate transportation segment are primarily reflected in gathering, transportation and other fees. Revenues from our midstream segment are primarily reflected in natural gas sales, NGL sales and gathering, transportation and other fees. Revenues from our NGL transportation and services segment are primarily reflected in NGL sales and gathering, transportation and other fees. Revenues from our retail propane and other retail propane related segment are primarily reflected in retail propane sales and other.
We previously reported segment operating income as a measure of segment performance. We have revised certain reports provided to our chief operating decision maker to assess the performance of our business to reflect Segment Adjusted EBITDA. We define Segment Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, non-cash impairment charges, and other non-operating income or expense items. Unrealized gains and losses on commodity risk management activities includes unrealized gains and losses on commodity derivatives and inventory fair value adjustments (excluding lower of cost or market adjustments). Segment Adjusted EBITDA reflects amounts for less than wholly owned subsidiaries and unconsolidated affiliates based on the Partnership's proportionate ownership. Based on the change in our segment performance measure, we have recast the presentation of our segment results for the prior years to be consistent with the current year presentation.

The following tables present the financial information by segment for the following periods:

	Years Ended December 31,
	2011	2010	2009
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$2,397,887	$2,075,217	$1,773,528
Intersegment revenues	276,270	1,215,688	618,016
	2,674,157	3,290,905	2,391,544
Interstate transportation – revenues from external customers	446,743	292,419	270,213
Midstream:
Revenues from external customers	2,041,600	1,955,627	2,060,451
Intersegment revenues	551,783	1,213,687	380,709
	2,593,383	3,169,314	2,441,160
NGL transportation and services:
Revenues from external customers	362,701	—	—
Intersegment revenues	34,400	—	—
	397,101	—	—
Retail propane and other retail propane related – revenues from external customers	1,468,082	1,419,646	1,292,583
All other:
Revenues from external customers	133,427	141,918	20,520
Intersegment revenues	54,155	145,405	1,145
	187,582	287,323	21,665
Eliminations	(916,608)	(2,574,780)	(999,870)
Total revenues	$6,850,440	$5,884,827	$5,417,295
Cost of products sold:
Intrastate transportation and storage	$1,774,006	$2,381,397	$1,393,295
Midstream	2,085,951	2,759,113	2,116,279
NGL transportation and services	218,283	—	—
Retail propane and other retail propane related	860,323	774,742	596,002
All other	155,374	235,614	16,350
Eliminations	(904,584)	(2,550,925)	(999,870)
Total cost of products sold	$4,189,353	$3,599,941	$3,122,056
Depreciation and amortization:
Intrastate transportation and storage	$119,600	$116,992	$107,605
Interstate transportation	80,839	52,582	48,297
Midstream	111,226	85,942	70,845
NGL transportation and services	32,459	—	—
Retail propane and other retail propane related	82,310	81,947	83,476
All other	4,470	5,548	2,580
Total depreciation and amortization	$430,904	$343,011	$312,803

	Years Ended December 31,
	2011	2010	2009
Segment Adjusted EBITDA
Intrastate transportation and storage	$667,294	$716,176	$768,934
Interstate transportation	373,409	220,027	228,705
Midstream	388,578	329,025	206,232
NGL transportation and services	88,197	—	—
Retail propane and other retail propane related	222,204	269,670	270,027
All other	2,881	5,990	3,492
Total Segment Adjusted EBITDA	1,742,563	1,540,888	1,477,390
Depreciation and amortization	(430,904)	(343,011)	(312,803)
Interest expense, net of interest capitalized	(474,113)	(412,553)	(394,274)
Gains (losses) on non-hedged interest rate derivatives	(77,409)	4,616	39,239
Income tax expense	(18,815)	(15,536)	(12,777)
Non-cash compensation expense	(37,457)	(27,180)	(24,032)
Allowance for equity funds used during construction	957	28,942	10,557
Unrealized gains (losses) on commodity risk management activities	(11,407)	(78,300)	29,980
Impairment of investments in affiliates	(5,355)	(52,620)	—
Losses on disposal of assets	(3,188)	(5,043)	(1,564)
Adjusted EBITDA attributable to noncontrolling interest	37,842	—	—
Proportionate share of unconsolidated affiliates' interest, depreciation and allowance for equity funds used during construction	(29,994)	(22,499)	(22,331)
Other, net	4,442	(482)	2,157
Net income	697,162	617,222	791,542
Less: Net income attributable to noncontrolling interest	28,188	—	—
Net income attributable to partners	$668,974	$617,222	$791,542

	As of December 31,
	2011	2010	2009
Total assets:
Intrastate transportation and storage	$4,784,630	$4,894,352	$4,901,102
Interstate transportation	3,661,098	3,390,588	3,313,837
Midstream	2,665,610	1,842,370	1,523,538
NGL transportation and services	2,360,095	—	—
Retail propane and other retail propane related	1,783,770	1,791,254	1,784,353
All other	263,413	231,428	212,142
Total	$15,518,616	$12,149,992	$11,734,972

	Years Ended December 31,
	2011	2010	2009
Additions to property, plant and equipment including acquisitions, net of contributions in aid of construction costs (accrual basis):
Intrastate transportation and storage	$52,388	$117,295	$378,494
Interstate transportation	207,962	872,112	99,341
Midstream	836,841	404,669	95,081
NGL transportation and services	1,745,035	—	—
Retail propane and other retail propane related	66,053	64,520	62,953
All other	13,586	11,405	44,911
Total	$2,921,865	$1,470,001	$680,780

13.	QUARTERLY FINANCIAL DATA (UNAUDITED):
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

	Quarter Ended				Total Year
	March 31	June 30	September 30	December 31
2011:
Revenues	$1,687,577	$1,628,095	$1,715,316	$1,819,452	$6,850,440
Gross profit	693,120	619,467	639,790	708,710	2,661,087
Operating income	363,135	270,419	272,343	338,910	1,244,807
Net income	247,202	156,616	76,050	217,294	697,162
Limited Partners’ interest in net income (loss)	139,663	42,336	(38,045)	91,872	235,826
Basic net income per limited partner unit (loss)	$0.71	$0.19	$(0.19)	$0.41	$1.10
Diluted net income per limited partner unit (loss)	$0.71	$0.19	$(0.19)	$0.41	$1.10
2010:
Revenues	$1,871,981	$1,267,706	$1,290,644	$1,454,496	$5,884,827
Gross profit	647,116	496,849	513,233	627,688	2,284,886
Operating income	344,338	199,184	208,147	306,502	1,058,171
Net income	240,111	42,843	107,387	226,881	617,222
Limited Partners’ interest in net income (loss)	140,112	(47,756)	10,341	126,796	229,493
Basic net income per limited partner unit (loss)	$0.74	$(0.26)	$0.05	$0.65	$1.20
Diluted net income per limited partner unit (loss)	$0.74	$(0.26)	$0.05	$0.65	$1.19
For the three months ended September 30, 2011 and June 30, 2010, distributions paid for the period exceeded net income attributable to partners by $229.2 million and $213.3 million, respectively. Accordingly, the distributions paid to the General Partner, including incentive distributions, further exceeded net income, and as a result, a net loss was allocated to the Limited Partners for the period.