Form 10-K
period 2013-12-31
Energy Transfer Partners, L.P.
filed 2014-02-27
CIK 1012569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Yes          ☐          No          ☒
The aggregate market value as of June 28, 2013, of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such Common Units on the New York Stock Exchange on such date, was $13.80 billion. Common Units held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Units have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
At February 21, 2014, the registrant had 316,923,087 Common Units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

i

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Energy Transfer Partners, L.P. (the “Partnership,” or “ETP”) in periodic press releases and some oral statements of the Partnership’s officials during presentations about the Partnership, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “expect,” “continue,” “estimate,” “goal,” “forecast,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Partnership and its General Partner believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations, or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Partnership’s actual results may vary materially from those anticipated, projected or expected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Item 1A. Risk Factors” included in this annual report.
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

Citrus	Citrus Corp.

CrossCountry	CrossCountry Energy, LLC

DOT	U.S. Department of Transportation

Eastern Gulf	Eastern Gulf Crude Access, LLC, a joint venture owned 60% by ETE and 40% by ETP

ETC Compression	ETC Compression, LLC

ETC FEP	ETC Fayetteville Express Pipeline, LLC

ETC OLP	La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company

ETC Tiger	ETC Tiger Pipeline, LLC

ETE	Energy Transfer Equity, L.P., a publicly traded partnership and the owner of ETP LLC

ETE Holdings	ETE Common Holdings, LLC, a wholly-owned subsidiary of ETE

ET Interstate	Energy Transfer Interstate Holdings, LLC

ETP Credit Facility	ETP’s $2.5 billion revolving credit facility

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETP

ETP LLC	Energy Transfer Partners, L.L.C., the general partner of ETP GP

EPA	U.S. Environmental Protection Agency

Exchange Act	Securities Exchange Act of 1934

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC

GAAP	accounting principles generally accepted in the United States of America

Holdco	ETP Holdco Corporation

HOLP	Heritage Operating, L.P.

IDRs	incentive distribution rights

LDH	LDH Energy Asset Holdings LLC

LIBOR	London Interbank Offered Rate

LNG	Liquefied natural gas

Lone Star	Lone Star NGL LLC

LPG	liquefied petroleum gas

MACS	Mid-Atlantic Convenience Stores

MGE	Missouri Gas Energy

MMBtu	million British thermal units

MMcf	million cubic feet

MTBE	methyl tertiary butyl ether

NEG	New England Gas Company

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OSHA	federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP and its subsidiaries

PCBs	polychlorinated biphenyls

PEPL	Panhandle Eastern Pipe Line Company, LP

PEPL Holdings	PEPL Holdings, LLC, a wholly-owned subsidiary of Southern Union, which owns the general partner and 100% of the limited partner interests in PEPL

PES	Philadelphia Energy Solutions

PHMSA	Pipeline Hazardous Materials Safety Administration

Regency	Regency Energy Partners LP, a subsidiary of ETE

Sea Robin	Sea Robin Pipeline Company, LLC, a subsidiary of PEPL

SEC	Securities and Exchange Commission

Southern Union	Southern Union Company

Southwest Gas	Pan Gas Storage, LLC (d.b.a. Southwest Gas)

SUGS	Southern Union Gas Services

Sunoco	Sunoco, Inc.

Sunoco Logistics	Sunoco Logistics Partners L.P.

Sunoco Partners	Sunoco Partners LLC, the general partner of Sunoco Logistics

TRRC	Texas Railroad Commission

Titan	Titan Energy Partners, L.P.

Transwestern	Transwestern Pipeline Company, LLC

Trunkline	Trunkline Gas Company, LLC

Trunkline LNG	Trunkline LNG Company, LLC, a subsidiary of PEPL

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

PART I
ITEM 1.  BUSINESS
Overview
We (Energy Transfer Partners, L.P., a Delaware limited partnership, “ETP” or the “Partnership”) are one of the largest publicly traded master limited partnerships in the United States in terms of equity market capitalization (approximately $18.59 billion as of January 31, 2014). We are managed by our general partner, Energy Transfer Partners GP, L.P. (our “General Partner” or “ETP GP”), and ETP GP is managed by its general partner, Energy Transfer Partners, L.L.C. (“ETP LLC”), which is owned by Energy Transfer Equity, L.P., another publicly traded master limited partnership (“ETE”). The primary activities in which we are engaged, all of which are in the United States, and the operating subsidiaries (collectively referred to as the “Operating Companies”) through which we conduct those activities are as follows:

•	Natural gas operations, including the following:

•	natural gas midstream and intrastate transportation and storage through La Grange Acquisition, L.P., which we refer to as ETC OLP; and

•
interstate natural gas transportation and storage through ET Interstate and Panhandle. ET Interstate is the parent company of Transwestern, ETC FEP, ETC Tiger and CrossCountry. Panhandle is the parent company of the Trunkline and Sea Robin transmission systems.

•	NGL transportation, storage and fractionation services primarily through Lone Star.

•	Refined product and crude oil operations, including the following:

•	refined product and crude oil transportation through Sunoco Logistics; and

•	retail marketing of gasoline and middle distillates through Sunoco and MACS.

The following chart summarizes our organizational structure as of December 31, 2013. For simplicity, certain immaterial entities and ownership interest have not been depicted.

(1)
On January 10, 2014, as part of our effort to simplify our structure, Panhandle consummated a merger with Southern Union, the indirect parent of Panhandle, and PEPL Holdings, the sole limited partner of Panhandle, pursuant to which each of Southern Union and PEPL Holdings were merged with and into Panhandle, with Panhandle as the surviving entity.

Unless the context requires otherwise, the Partnership, the Operating Companies, and their subsidiaries are collectively referred to in this report as “we,” “us,” “ETP,” “Energy Transfer” or “the Partnership.”

Significant Achievements in 2013 and Beyond
Strategic Transactions
Our significant strategic transactions in 2013 and beyond included the following, as discussed in more detail herein:

•
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

•
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

•
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

•
On July 12, 2013, the Partnership received $346 million in net proceeds from the sale of 7.5 million of its AmeriGas common units, which were received in connection with the Partnership’s contribution of its retail propane operations to AmeriGas in January 2012. In January 2014, we sold 9.2 million AmeriGas common units for net proceeds of $381 million.

•
In September 2013, Southern Union completed its sale of the assets of MGE for an aggregate purchase price of $975 million, subject to customary post-closing adjustments. In December 2013, Southern Union completed its sale of the assets of NEG for cash proceeds of $40 million, subject to customary post-closing adjustments, and the assumption of $20 million of debt.

•
In October 2013, La Grange Acquisition, L.P., an indirect wholly-owned subsidiary of ETP, acquired convenience store operator MACS with a network of approximately 300 company-owned and dealer locations. These operations were reflected in ETP’s retail marketing segment, along with the retail marketing operations owned by Sunoco, beginning in the fourth quarter of 2013.

•
On October 31, 2013, ETP and ETE exchanged 50.2 million ETP Common Units, owned by ETE, for newly issued Class H Units by ETP that track 50% of the underlying economics of the general partner interest and the IDRs of Sunoco Logistics.

•
On January 10, 2014, as part of our effort to simplify our structure, Panhandle consummated a merger with Southern Union, the indirect parent of Panhandle, and PEPL Holdings, the sole limited partner of Panhandle, pursuant to which each of Southern Union and PEPL Holdings were merged with and into Panhandle, with Panhandle as the surviving entity.

•
In January, ETP’s Board of Directors approved a second consecutive increase in its quarterly distribution to $0.92 per unit ($3.68 annualized) on ETP Common Units for the quarter ended December 31, 2013, representing an increase of $0.06 per Common Unit on an annualized basis compared to the quarter ended September 30, 2013 and an increase of $0.105 per Common Unit on an annualized basis compared to the quarter ended December 31, 2012.

•
On February 19, 2014, ETE and ETP completed the transfer to ETE of Trunkline LNG, the entity that owns a LNG regasification facility in Lake Charles, Louisiana, from ETP in exchange for the redemption by ETP of 18.7 million ETP Common Units held by ETE. This transaction was effective as of January 1, 2014.

Significant Organic Growth Projects
Our significant organic growth projects in 2013 included the following, as discussed in more detail herein:

•
On August 7, 2013, Lake Charles Exports, LLC, an entity owned by BG LNG Services, LLC and Trunkline LNG Holdings, LLC, received an order from the Department of Energy conditionally granting authorization to export up to 15 million metric tonnes per annum of LNG to non-free trade agreement countries from the existing LNG import terminal owned by Trunkline LNG Company, LLC, which is located in Lake Charles, Louisiana.  Lake Charles Exports, LLC previously received approval to export LNG from the Lake Charles facility to free trade agreement countries on July 22, 2011. In October 2013, Trunkline and BG Group announced their entry into a project development agreement to jointly develop the LNG export project at the existing Trunkline LNG import terminal.

•	During 2013, the following significant growth projects were placed in service:

•
In November 2013, we announced that Lone Star has placed in service a second 100,000 barrel-per-day NGL fractionator at its facility in Mont Belvieu, Texas, bringing Lone Star’s total fractionation capacity at Mont Belvieu to 200,000 Bbls/d.

•
An aggregate of 1.0 Bcf/d of natural gas processing capacity brought online, which includes the most recent phase of the Jackson County plant, bringing the total processing capacity at Jackson to 800 MMcf/d as well as an incremental 200 MMcf/d cryogenic processing plant at the Godley processing facility.

•	Growth projects placed into service during 2013 totaled $1.20 billion and we have announced growth projects aggregating $830 million that are expected to be placed in service through 2014.

•
We are currently developing plans to convert existing pipeline assets from natural gas transportation to crude oil transportation.  These plans include the proposed abandonment of certain pipeline segments of Trunkline, which are currently operating in natural gas service, and the conversion of some or all of those segments of pipeline to crude oil transportation service.  Trunkline’s application to abandon those segments of pipeline from natural gas service has been approved by the FERC. Subject to receipt of sufficient customer commitments for long-term transportation capacity and regulatory approvals, this project is expected to be in service by 2016.

Segment Overview
During the fourth quarter 2013, management realigned the composition of our reportable segments, and as a result, our natural gas marketing operations are now aggregated into the “all other” segment. These operations were previously reported in the midstream segment. See Note 14 to our consolidated financial statements for additional financial information about our segments.
Intrastate Transportation and Storage Segment
Natural gas transportation pipelines receive natural gas from other mainline transportation pipelines and gathering systems and deliver the natural gas to industrial end-users, utilities and other pipelines. Through our intrastate transportation and storage segment, we own and operate approximately 7,800 miles of natural gas transportation pipelines with approximately 14.0 Bcf/d of transportation capacity and three natural gas storage facilities located in the state of Texas.
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
We also generate revenues and margin from the sale of natural gas to electric utilities, independent power plants, local distribution companies, industrial end-users and other marketing companies on our HPL System. Generally, we purchase natural gas from either the market (including purchases from our marketing operations) or from producers at the wellhead. To the extent the natural gas comes from producers, it is primarily purchased at a discount to a specified market price and typically resold to customers based on an index price. In addition, our intrastate transportation and storage segment generates revenues from fees charged for storing customers’ working natural gas in our storage facilities and from margin from managing natural gas for our own account. The major customers on our intrastate pipelines include EDF Inc., Motiva Enterprises LLC, XTO Energy, Inc. (“XTO”), Chesapeake Energy Marketing, Inc., and Natural Gas Exchange, Inc.
Interstate Transportation and Storage Segment
Natural gas transportation pipelines receive natural gas from other mainline transportation pipelines and gathering systems and deliver the natural gas to industrial end-users, utilities and other pipelines. Through our interstate transportation and storage segment, we directly own and operate approximately 12,800 miles of interstate natural gas pipeline with approximately 11.3 Bcf/d of transportation capacity and have a 50% interest in the joint venture that owns the 185-mile Fayetteville Express pipeline. ETP also owns a 50% interest in Citrus which owns 100% of FGT, an approximately 5,400 mile pipeline system that extends from south Texas through the Gulf Coast to south Florida.
Our interstate transportation and storage segment includes Panhandle, which owns and operates a large natural gas open-access interstate pipeline network.  The pipeline network, consisting of the PEPL, Trunkline and Sea Robin transmission systems, serves customers in the Midwest, Gulf Coast and Midcontinent United States with a comprehensive array of transportation and storage services.  In connection with its natural gas pipeline transmission and storage systems, Panhandle has five natural gas storage fields located in Illinois, Kansas, Louisiana, Michigan and Oklahoma.  Southwest Gas operates four of these fields and Trunkline operates one.
As discussed above in “Significant Organic Growth Projects,” we are currently developing plans to convert a portion of the Trunkline gas pipeline to crude oil transportation.
The results from our interstate transportation and storage segment are primarily derived from the fees we earn from natural gas transportation and storage services. The major customers on our interstate pipelines include BG Energy Holdings Ltd., Chesapeake Energy Marketing, Inc., Ameren Corporation, EnCana Marketing (USA), Inc., and Petrohawk Energy Corporation.
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
The natural gas gathering process begins with the drilling of wells into gas-bearing rock formations. Once a well has been completed, the well is connected to a gathering system. Gathering systems generally consist of a network of small diameter pipelines and, if necessary, compression systems, that collects natural gas from points near producing wells and transports it to larger pipelines for further transportation.
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
Through our midstream segment, we own and operate approximately 6,700 miles of in service natural gas and NGL gathering pipelines with approximately 6.0 Bcf/d of gathering capacity, 5 natural gas processing plants, 15 natural gas treating facilities and 3 natural gas conditioning facilities with an aggregate processing, treating and conditioning capacity of approximately 4.2 Bcf/d. Our midstream segment focuses on the gathering, compression, treating, blending, and processing, and our operations are currently concentrated in major producing basins and shales, including the Austin Chalk trend and Eagle Ford Shale in South and Southeast Texas, the Permian Basin in West Texas and New Mexico, the Barnett Shale and Woodford Shale in North Texas, the Bossier Sands in East Texas, the Marcellus Shale in West Virginia, and the Haynesville Shale in East Texas and Louisiana. Many of our midstream assets are integrated with our intrastate transportation and storage assets.
Our midstream segment results are derived primarily from margins we earn for natural gas volumes that are gathered, transported, purchased and sold through our pipeline systems and the natural gas and NGL volumes processed at our processing and treating facilities. The major customers on our midstream pipelines include Enterprise Products Operating LLC, ONEOK Hydrocarbon, L.P., Formosa Hydrocarbons Company, Inc., Chevron Phillips Chemical Company LP, and Phillips 66 Company.

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
Through our NGL transportation and services segment we have a 70% interest in Lone Star, which owns approximately 2,000 miles of NGL pipelines with an aggregate transportation capacity of approximately 388,000 Bbls/d, three NGL processing plants with an aggregate processing capacity of approximately 904 MMcf/d, three fractionation facilities with an aggregate capacity of 251,000 Bbls/d and NGL storage facilities with aggregate working storage capacity of approximately 47 million Bbls. Two fractionation facilities and the NGL storage facilities are located at Mont Belvieu, Texas, one fractionation facility is located in Geismar, Louisiana, and the NGL pipelines primarily transport NGLs from the Permian and Delaware basins and the Barnett and Eagle Ford Shales to Mont Belvieu. We also own and operate approximately 274 miles of NGL pipelines including a 50% interest in the joint venture that owns the Liberty pipeline, an approximately 87-mile NGL pipeline.
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
This segment also includes revenues earned from processing and fractionating refinery off-gas. Under these contracts we receive an Olefins-grade (“O-grade”) stream from cryogenic processing plants located at refineries and fractionate the products into their pure components. We deliver purity products to customers through pipelines and across a truck rack located at the fractionation complex. In addition to revenues for fractionating the O-grade stream, we have percent-of-proceeds and income sharing contracts, which are subject to market pricing of olefins and NGLs. For percent-of-proceeds contracts, we retain a portion of the purity NGLs and olefins processed, or a portion of the proceeds from the sales of those commodities, as a fee. When NGLs and olefin prices increase, the value of the portion we retain as a fee increases. Conversely, when NGLs and olefin prices decrease, so does the value of the portion we retain as a fee. Under our income sharing contracts, we pay the producer the equivalent energy value for their liquids, similar to a traditional keep-whole processing agreement, and then share in the residual income created by the difference between NGLs and olefin prices as compared to natural gas prices. As NGLs and olefins prices increase in relation to natural gas prices, the value of the percent we retain as a fee increases. Conversely, when NGLs and olefins prices decrease as compared to natural gas prices, so does the value of the percent we retain as a fee. The major customers on our NGL pipelines include Enterprise Products Operating LLC, Targa Resources Partners LP, BP Energy Company, Dow Hydrocarbons and Resources LLC, and BP Products North America Inc.
Investment in Sunoco Logistics Segment
The Partnership’s interests in Sunoco Logistics consist of a 2% general partner interest, 100% of the IDRs and 33.5 million Sunoco Logistics common units representing 32% of the limited partner interests in Sunoco Logistics as of December 31, 2013. Because the Partnership controls Sunoco Logistics through its ownership of the general partner, the operations of Sunoco Logistics are consolidated into the Partnership. These operations are reflected by the Partnership in the investment in Sunoco Logistics segment.
Sunoco Logistics owns and operates a logistics business, consisting of a geographically diverse portfolio of complementary pipeline, terminalling, and acquisition and marketing assets which are used to facilitate the purchase and sale of crude oil and refined petroleum products pipelines primarily in the northeast, midwest and southwest regions of the United States. In 2013, Sunoco Logistics initiated the expansion of its operations into the pipeline transportation, acquisition, storage and marketing of NGLs. In addition, Sunoco Logistics has ownership interests in several refined product pipeline joint ventures.

Sunoco Logistics’ crude oil pipelines transport crude oil principally in Oklahoma and Texas. Sunoco Logistics’ crude oil pipelines consist of approximately 4,900 miles of crude oil trunk pipelines and approximately 500 miles of crude oil gathering lines that supply the trunk pipelines.
Sunoco Logistics’ crude oil acquisition and marketing business gathers, purchases, markets and sells crude oil principally in the mid-continent United States, utilizing its fleet of approximately 300 crude oil transport trucks, approximately 130 crude oil truck unloading facilities as well as third-party assets.
Sunoco Logistics’ refined products terminals receive refined products from pipelines, barges, railcars, and trucks and distribute them to third parties and certain affiliates, who in turn deliver them to end-users and retail outlets. Sunoco Logistics’ terminal facilities operate with an aggregate storage capacity of approximately 46 million barrels, including the 22 million barrel Nederland, Texas crude oil terminal; the 5 million barrel Eagle Point, New Jersey refined products and crude oil terminal; the 5 million barrel Marcus Hook, Pennsylvania refined products and NGL facility; approximately 39 active refined products marketing terminals located in the northeast, midwest and southwest United States; and several refinery terminals located in the northeast United States.
Sunoco Logistics’ refined product pipelines transport refined products including multiple grades of gasoline, middle distillates (such as heating oil, diesel and jet fuel) and LPGs (such as propane and butane) from refineries to markets. Sunoco Logistics’ refined products pipelines consist of approximately 2,500 miles of refined product pipelines and joint venture interests in four refined products pipelines in selected areas of the United States.
Retail Marketing Segment
Our retail marketing and wholesale distribution business segment consists of the following:

•
Retail marketing operations consist of the sale of gasoline and middle distillates at retail locations and operation of convenience stores in 24 states, primarily on the east coast and in the midwest region of the United States. The highest concentrations of outlets are located in Connecticut, Florida, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Virginia.

•
Sunoco also engages in the distribution of gasoline (including gasoline blendstocks such as ethanol), distillates, and other petroleum products to wholesalers, retailers and other commercial customers.

All Other Segment
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

•
We own common units in AmeriGas, a publicly traded master limited partnership engaged in retail propane marketing. We acquired this interest when we contributed our retail propane operations to AmeriGas in January 2012. As of December 31, 2013, we owned common units representing approximately 24% of AmeriGas’ outstanding common units and, following a sale of a portion of these units in a public offering in January 2014, we own 12.9 million AmeriGas common units representing approximately 14% of AmeriGas’ outstanding common units.

•
Southern Union previously had operations providing local distribution of natural gas in Missouri and Massachusetts.  The operations were conducted through the Southern Union’s operating divisions:  MGE and NEG. Both of these operating divisions were sold in 2013.

•
Sunoco owns an approximate 33% non-operating interest in PES, a refining joint venture with The Carlyle Group, L.P. (“The Carlyle Group”), which owns a refinery in Philadelphia. Sunoco has a supply contract for gasoline and diesel produced at the refinery for its retail marketing business.

•
We own an investment in Regency related to the Regency common and Class F units received by Southern Union in exchange of its interest in Southern Union Gathering Company, LLC to Regency on April 30, 2013.

•
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
Asset Overview
Intrastate Transportation and Storage
The following details our pipelines and storage facilities in the intrastate transportation and storage segment.
ET Fuel System

•	Capacity of 5.2 Bcf/d

•	Approximately 2,870 miles of natural gas pipeline

•	Two storage facilities with 12.4 Bcf of total working gas capacity

•	Bi-directional capabilities
The ET Fuel System serves some of the most prolific production areas in the United States and is comprised of intrastate natural gas pipeline and related natural gas storage facilities. The ET Fuel System has many interconnections with pipelines providing direct access to power plants, other intrastate, and interstate pipelines and is strategically located near high-growth production areas and provides access to the Waha Hub near Midland, Texas, the Katy Hub near Houston, Texas and the Carthage Hub in East Texas, the three major natural gas trading centers in Texas.
The ET Fuel System also includes our Bethel natural gas storage facility, with a working capacity of 6.4 Bcf, an average withdrawal capacity of 300 MMcf/d and an injection capacity of 75 MMcf/d, and our Bryson natural gas storage facility, with a working capacity of 6.0 Bcf, an average withdrawal capacity of 120 MMcf/d and an average injection capacity of 96 MMcf/d. All of our storage capacity on the ET Fuel System is contracted to third parties under fee-based arrangements that extend through 2015.
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
The Bammel storage facility has a total working gas capacity of approximately 62 Bcf, a peak withdrawal rate of 1.3 Bcf/d and a peak injection rate of 0.6 Bcf/d. The Bammel storage facility is located near the Houston Ship Channel market area and the Katy Hub and is ideally suited to provide a physical backup for on-system and off-system customers. As of December 31, 2013, we had approximately 7.2 Bcf committed under fee-based arrangements with third parties and approximately 45.8 Bcf stored in the facility for our own account.
We are currently converting approximately 84 miles of pipeline from the HPL System to crude service. This project is expected to be completed in 2014.
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
Interstate Transportation and Storage
The following details our pipelines in the interstate transportation and storage segment.
Florida Gas Transmission Pipeline

•	Capacity of 3.1 Bcf/d

•	Approximately 5,400 miles of interstate natural gas pipeline

•	FGT is owned by Citrus, a 50/50 joint venture with Kinder Morgan, Inc. (“KMI”)
The Florida Gas Transmission pipeline is an open-access interstate pipeline system with a mainline capacity of 3.1 Bcf/d and approximately 5,400 miles of pipelines extending from south Texas through the Gulf Coast region of the United States to south Florida. The Florida Gas Transmission pipeline system receives natural gas from various onshore and offshore natural gas producing basins. FGT is the principal transporter of natural gas to the Florida energy market, delivering over 63% of the natural gas consumed in the state. In addition, Florida Gas Transmission’s pipeline system operates and maintains over 75 interconnects with major interstate and intrastate natural gas pipelines, which provide FGT’s customers access to diverse natural gas producing regions.
FGT’s customers include electric utilities, independent power producers, industrials and local distribution companies.
Transwestern Pipeline

•	Capacity of 2.1 Bcf/d

•	Approximately 2,600 miles of interstate natural gas pipeline

•	Bi-directional capabilities
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

Panhandle Eastern Pipe Line

•	Capacity of 2.8 Bcf/d

•	Approximately 6,000 miles of interstate natural gas pipeline

•	Bi-directional capabilities
The Panhandle Eastern Pipe Line’s transmission system consists of four large diameter pipelines extending approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through Missouri, Illinois, Indiana, Ohio and into Michigan. Panhandle Eastern Pipe Line is owned by a subsidiary of Holdco.
Trunkline Gas Pipeline

•	Capacity of 1.7 Bcf/d

•	Approximately 3,000 miles of interstate natural gas pipeline

•	Bi-directional capabilities
The Trunkline Gas pipeline’s transmission system consists of two large diameter pipelines extending approximately 1,400 miles from the Gulf Coast areas of Texas and Louisiana through Arkansas, Mississippi, Tennessee, Kentucky, Illinois, Indiana and to Michigan. Trunkline Gas pipeline is owned by a subsidiary of Holdco.
As discussed above in “Significant Organic Growth Projects,” we are currently developing plans to convert a portion of the Trunkline gas pipeline to crude oil transportation.
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
Sea Robin Pipeline

•	Capacity of 2.3 Bcf/d

•	Approximately 1,000 miles of interstate natural gas pipeline
The Sea Robin pipeline’s transmission system consists of two offshore Louisiana natural gas supply systems extending approximately 120 miles into the Gulf of Mexico.

Midstream
The following details our assets in the midstream segment.
Southeast Texas System

•	Approximately 5,900 miles of natural gas pipeline

•	One natural gas processing plant (La Grange) with aggregate capacity of 210 MMcf/d

•	11 natural gas treating facilities with aggregate capacity of 1.4 Bcf/d

•	One natural gas conditioning facility with aggregate capacity of 200 MMcf/d
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
North Texas System

•	Approximately 160 miles of natural gas pipeline

•	One natural gas processing plant (the Godley plant) with aggregate capacity of 700 MMcf/d

•	One natural gas conditioning facility with capacity of 100 MMcf/d
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
Eagle Ford System

•	Approximately 245 miles of natural gas pipeline

•	Three processing plants (Chisholm, Kenedy and Jackson) with capacity of 920 MMcf/d

•	One natural gas treating facility with capacity of 300 MMcf/d
The Eagle Ford gathering system consists of 30-inch and 42-inch natural gas transportation pipelines delivering 1.4 Bcf/d of capacity originating in Dimmitt County, Texas and extending to our Chisholm pipeline for ultimate deliveries to our existing processing plants. Our Chisholm, Kenedy and Jackson processing plants are connected to our intrastate transportation pipeline systems for deliveries of residue gas and are also connected with our NGL pipelines for delivery of NGLs.
Other Midstream Assets
The midstream segment also includes our interests in various midstream assets located in Texas, New Mexico and Louisiana, with approximately 60 miles of gathering pipelines aggregating a combined capacity of approximately 115 MMcf/d, as well as one conditioning facility. We also own approximately 35 miles of gathering pipelines serving the Marcellus Shale in West Virginia with aggregate capacity of approximately 250 MMcf/d.
NGL Transportation and Services
The following details our assets in the NGL transportation and services segment. Certain assets described below are owned by Lone Star, a joint venture with Regency in which we have a 70% interest.
West Texas System

•	Capacity of 137,000 Bbls/d

•	Approximately 1,070 miles of NGL transmission pipelines
The West Texas System, owned by Lone Star, is an intrastate NGL pipeline consisting of 3-inch to 16-inch long-haul, mixed NGLs transportation pipeline that delivers 137,000 Bbls/d of capacity from processing plants in the Permian Basin and Barnett Shale to the Mont Belvieu NGL storage facility.
West Texas Gateway Pipeline

•	Capacity of 209,000 Bbls/d

•	Approximately 570 miles of NGL transmission pipeline
The West Texas Gateway Pipeline, owned by Lone Star, began service in December 2012 and transports NGLs produced in the Permian and Delaware Basins and the Eagle Ford Shale to Mont Belvieu, Texas.
Other NGL Pipelines

•	Aggregate capacity of 490,000 Bbls/d

•	Approximately 274 miles of NGL transmission pipelines
Other NGL pipelines include the 127-mile Justice pipeline with capacity of 340,000 Bbls/d, the 87-mile Liberty pipeline with a capacity of 90,000 Bbls/d, the 45-mile Freedom pipeline with a capacity of 40,000 Bbls/d and the 15-mile Spirit pipeline with a capacity of 20,000 Bbls/d.
Mont Belvieu Facilities

•	Working storage capacity of approximately 43 million Bbls

•	Approximately 185 miles of NGL transmission pipelines

•	200,000 Bbls/d fractionation facilities
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
The Lone Star Fractionators I and II, completed in December 2012 and November 2013, respectively, handle NGLs delivered from several sources, including Lone Star’s West Texas Gateway pipeline and the Justice pipeline.
Hattiesburg Storage Facility

•	Working storage capacity of approximately 4 million Bbls
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

Refinery Services

•	Two processing plants (Chalmette and Sorrento) with capacity of 54 MMcf/d

•	One NGL fractionator with 25,000 Bbls/d capacity

•	Approximately 100 miles of NGL pipelines
Refinery Services, owned by Lone Star, consists of a refinery off-gas processing and O-grade NGL fractionation complex located along the Mississippi River refinery corridor in southern Louisiana that cryogenically processes refinery off-gas and fractionates the O-grade NGL stream into its higher value components. The O-grade fractionator located in Geismar, Louisiana is connected by approximately 100 miles of pipeline to the Chalmette processing plant.
Investment in Sunoco Logistics
The following details our assets in the investment in Sunoco Logistics segment.
Crude Oil Pipelines
Sunoco Logistics’ crude oil pipelines consist of approximately 4,900 miles of crude oil trunk pipelines and approximately 500 miles of crude oil gathering pipelines in the southwest and midwest United States. These lines primarily deliver crude oil and other feedstocks to refineries in those regions. Following is a description of Sunoco Logistics’ crude pipelines:

•
Southwest United States: The Southwest United States pipeline system includes approximately 2,950 miles of crude oil trunk pipelines and approximately 300 miles of crude oil gathering pipelines in Texas. The Texas system includes the West Texas Gulf Pipe Line Company’s 600 miles of common carrier crude oil pipelines, which originate from the West Texas oil fields at Colorado City, Texas and is connected to the Mid-Valley pipeline, other third-party pipelines and the Nederland Terminal.

The Southwest United States pipeline system also includes the Oklahoma crude oil pipeline and gathering system that consists of approximately 850 miles of crude oil trunk pipelines and approximately 200 miles of crude oil gathering pipelines. Sunoco Logistics has the ability to deliver substantially all of the crude oil gathered on the Oklahoma system to Cushing, Oklahoma and is one of the largest purchasers of crude oil from producers in the state.

•
Midwest United States: The Midwest United States pipeline system includes Sunoco Logistics’ majority interest in the Mid-Valley Pipeline Company and consists of approximately 1,000 miles of a crude oil pipeline that originates in Longview, Texas and passes through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky and Ohio, and terminates in Samaria, Michigan. This pipeline provides crude oil to a number of refineries, primarily in the midwest United States.

Sunoco Logistics also owns approximately 100 miles of crude oil pipeline that runs from Marysville, Michigan to Toledo, Ohio, and a truck injection point for local production at Marysville. This pipeline receives crude oil from the Enbridge pipeline system for delivery to refineries located in Toledo, Ohio and to Marathon’s Samaria, Michigan tank farm, which supplies its refinery in Detroit, Michigan.
Crude Oil Acquisition and Marketing
Sunoco Logistics’ crude oil acquisition and marketing activities include the gathering, purchasing, marketing and selling of crude oil primarily in the mid-continent United States. The operations are conducted using approximately 300 crude oil transport trucks, approximately 130 crude oil truck unloading facilities, as well as third-party assets. Sunoco Logistics’ crude oil truck drivers pick up crude oil at production lease sites and transport it to various truck unloading facilities on its pipelines and third-party pipelines. Third-party trucking firms are also retained to transport crude oil to certain facilities. Specifically, the crude oil acquisition and marketing activities include:

•	purchasing crude oil at the wellhead from producers, and in bulk from aggregators at major pipeline interconnections and trading locations;

•	storing inventory during contango market conditions (when the price of crude oil for future delivery is higher than current prices);

•	buying and selling crude oil of different grades, at different locations in order to maximize value for producers;

•	transporting crude oil on our pipelines and trucks or, when necessary or cost effective, pipelines or trucks owned and operated by third parties; and

•	marketing crude oil to major integrated oil companies, independent refiners and resellers through various types of sale and exchange transactions.

Terminal Facilities
Sunoco Logistics’ 39 active refined products terminals receive refined products from pipelines, barges, railcars, and trucks and distribute them to Sunoco and to third parties, who in turn deliver them to end-users and retail outlets. Terminals are facilities where products are transferred to or from storage or transportation systems, such as a pipeline, to other transportation systems, such as trucks or other pipelines. The operation of these facilities is called “terminalling.”
Terminals play a key role in moving product to the end-user markets by providing the following services: storage; distribution; blending to achieve specified grades of gasoline and middle distillates; and other ancillary services that include the injection of additives and the filtering of jet fuel. Typically, Sunoco Logistics’ refined products terminal facilities consist of multiple storage tanks and are equipped with automated truck loading equipment that is operational 24 hours a day. This automated system provides controls over allocations, credit, and carrier certification.

•
Nederland Terminal: The Nederland Terminal, which is located on the Sabine-Neches waterway between Beaumont and Port Arthur, Texas, is a large marine terminal providing storage and distribution services for refiners and other large transporters of crude oil. The terminal receives, stores, and distributes crude oil, feedstocks, lubricants, petrochemicals, and bunker oils (used for fueling ships and other marine vessels), and also blends lubricants. The terminal currently has a total storage capacity of approximately 22 million barrels in approximately 130 above ground storage tanks with individual capacities of up to 660,000 barrels.

The Nederland Terminal can receive crude oil at each of its five ship docks and three barge berths. The five ship docks are capable of receiving over 2 million Bbls/d of crude oil. In addition to our Crude Oil Pipelines, the terminal can also receive crude oil through a number of other pipelines, including: the Cameron Highway pipeline, which is jointly owned by Enterprise Products and Genesis Energy; the ExxonMobil Pegasus pipeline; the Department of Energy ("DOE") Big Hill pipeline; and the DOE West Hackberry pipeline. The DOE pipelines connect the terminal to the United States Strategic Petroleum Reserve’s West Hackberry caverns at Hackberry, Louisiana and Big Hill near Winnie, Texas, which have an aggregate storage capacity of approximately 400 million barrels.
The Nederland Terminal can deliver crude oil and other petroleum products via pipeline, barge, ship, rail, or truck. In total, the terminal is capable of delivering over 2 million Bbls/d of crude oil to Sunoco Logistics’ crude oil pipelines or a number of third-party pipelines including: the ExxonMobil pipeline to its Beaumont, Texas refinery; the DOE pipelines to the Big Hill and West Hackberry Strategic Petroleum Reserve caverns; the Valero pipeline to its Port Arthur, Texas refinery; and the Total pipelines to its Port Arthur, Texas refinery.

•
Fort Mifflin Terminal Complex: The Fort Mifflin Terminal Complex is located on the Delaware River in Philadelphia, Pennsylvania and includes the Fort Mifflin Terminal, the Hog Island Wharf, the Darby Creek tank farm and connecting pipelines. Revenues are generated from the Fort Mifflin Terminal Complex by charging fees based on throughput. The Fort Mifflin Terminal contains two ship docks with 40-foot freshwater drafts and a total storage capacity of approximately 570,000 barrels. Crude oil and some refined products enter the Fort Mifflin Terminal primarily from marine vessels on the Delaware River. One Fort Mifflin dock is designed to handle crude oil from very large crude carrier-class ("VLCC") tankers and smaller crude oil vessels. The other dock can accommodate only smaller crude oil vessels. In September 2012, Sunoco completed the formation of PES, a joint venture with The Carlyle Group. In connection with this transaction, Sunoco Logistics entered into a ten-year agreement to provide terminalling services to PES at the Fort Mifflin Terminal Complex.

The Hog Island Wharf is located next to the Fort Mifflin Terminal on the Delaware River and receives crude oil via two ship docks, one of which can accommodate crude oil tankers and smaller crude oil vessels, and the other of which can accommodate some smaller crude oil vessels.
The Darby Creek tank farm is a primary crude oil storage terminal for the Philadelphia refinery. This facility has a total storage capacity of approximately 3 million barrels. Darby Creek receives crude oil from the Fort Mifflin Terminal and Hog Island Wharf via Sunoco Logistics pipelines. The tank farm then stores the crude oil and transports it to the PES refinery via Sunoco Logistics pipelines.

•
Marcus Hook Facility: In 2013, Sunoco Logistics acquired Sunoco’s Marcus Hook facility and related assets. The acquisition included terminalling and storage assets with a capacity of approximately 5 million barrels located in Pennsylvania and Delaware, including approximately 2 million barrels of NGL storage capacity in underground caverns, and related commercial agreements. The facility can receive NGLs via marine vessel, pipeline, truck and rail, and can deliver via marine vessel, pipeline and truck. In addition to providing NGL storage and terminalling services to both affiliates and third-party customers, the Marcus Hook facility also provides customers with the use of industrial space and equipment at the facility, as well as logistical, utility and infrastructure services.

The Marcus Hook tank farm has a total storage capacity of approximately 2 million barrels. The terminal generates revenue from throughput and storage, and delivers and receives refined products via pipeline. Sunoco Logistics utilizes the tank farm assets to provide terminalling services and to support movements on its refined products pipelines.

•
Eagle Point Terminal: The Eagle Point Terminal is located in Westville, New Jersey and consists of docks, truck loading facilities and a tank farm. The docks are located on the Delaware River and can accommodate three ships or barges to receive and deliver crude oil, intermediate products and refined products to outbound ships and barges. The tank farm has a total active storage capacity of approximately 5 million barrels and can receive crude oil and refined products via barge, pipeline and rail. The terminal can deliver via barge, truck, rail or pipeline, providing customers with access to various markets. The terminal generates revenue primarily by charging fees based on throughput, blending services and storage for clean products and dark oils.

•
Inkster Terminal: The Inkster Terminal, located near Detroit, Michigan, consists of eight salt caverns with a total storage capacity of approximately 975,000 barrels. The Inkster Terminal’s storage is used in connection with the Toledo, Ohio to Sarnia, Canada pipeline system and for the storage of LPGs from Canada and a refinery in Toledo. The terminal can receive and ship LPGs in both directions at the same time and has a propane truck loading rack.

The following table outlines the number of Sunoco Logistics’ active terminals and storage capacity by state:

State	Number of Terminals	Storage Capacity (thousands of Bbls)
Indiana	1	206
Louisiana	1	161
Maryland	1	710
Massachusetts	1	1,144
Michigan	3	760
New Jersey	3	650
New York(1)	4	920
Ohio	7	957
Pennsylvania	13	1,743
Texas	4	548
Virginia	1	403
Total	39	8,202

(1)
Sunoco Logistics has a 45% ownership interest in a terminal at Inwood, New York and a 50% ownership interest in a terminal at Syracuse, New York. The storage capacities included in the table represent the proportionate share of capacity attributable to Sunoco Logistics’ ownership interests in these terminals.

Refined Products Pipelines
Sunoco Logistics owns and operates approximately 2,500 miles of refined products pipelines in several regions of the United States. The refined products pipelines primarily transport refined products from refineries in the northeast, midwest and southwest United States to markets in New York, New Jersey, Pennsylvania, Ohio, Michigan and Texas. These pipelines include approximately 350 miles of pipelines owned by our consolidated joint venture, Inland.
The refined products transported in these pipelines include multiple grades of gasoline, middle distillates (such as heating oil, diesel and jet fuel), and LPGs (such as propane and butane). In addition, certain of these pipelines transport NGLs from processing and fractionation areas to marketing and distribution facilities. Rates for shipments on the refined products pipelines are regulated by the FERC and the Pennsylvania Public Utility Commission (“PA PUC”), among other state regulatory agencies.

•
Inland Corporation: Inland Corporation (“Inland”) is Sunoco Logistics’ 83.8% owned joint venture consisting of approximately 350 miles of active refined products pipelines in Ohio. The pipeline connects three refineries in Ohio to terminals and major markets within the state. As Sunoco Logistics owns a controlling financial interest in Inland, the joint venture is reflected as a consolidated subsidiary in its consolidated financial statements.

Sunoco Logistics owns equity interests in several common carrier refined products pipelines, summarized in the following table:

Pipeline	Equity Ownership	Pipeline Mileage
Explorer Pipeline Company(1)	9.4%	1,850
Yellowstone Pipe Line Company(2)	14.0%	700
West Shore Pipe Line Company(3)	17.1%	650
Wolverine Pipe Line Company(4)	31.5%	700

(1)
The system, which is operated by Explorer employees, originates from the refining centers of Beaumont, Port Arthur and Houston, Texas, and extends to Chicago, Illinois, with delivery points in the Houston, Dallas/Fort Worth, Tulsa, St. Louis, and Chicago areas. Explorer charges market-based rates for all its tariffs.

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

Retail Marketing
The retail marketing segment consists of the retail sale of gasoline and middle distillates and the operation of Sunoco and MACS convenience stores in 24 states, primarily on the east coast and in the midwest region of the United States. The highest concentrations of outlets are located in Connecticut, Florida, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania and Virginia.
Retail marketing has a portfolio of outlets that differ in various ways including: product distribution to the outlets; site ownership and operation; and types of products and services provided.
Direct outlets may be operated by Sunoco (either directly or through a wholly-owned subsidiary of ETC OLP) or by an independent dealer, and are sites at which fuel products are delivered directly to the site by Sunoco trucks or by contract carriers. Sunoco or an independent dealer owns or leases the property. Some of these sites may be traditional locations that sell fuel products under the Sunoco®, Exxon®, Mobil® and Coastal® brands. The site may also include an APlus® or Circle K® convenience store or Ultra Service Centers® that provide automotive diagnostics and repair. Included among the direct outlets at December 31, 2013 were 74 outlets on turnpikes and expressways in Pennsylvania, New Jersey, New York, Maryland, Ohio and Delaware. Of these outlets, 59 were Sunoco-operated sites providing gasoline, diesel fuel and convenience store merchandise.
Distributor outlets are sites in which the distributor takes delivery of fuel products at a terminal where branded products are available. Sunoco does not own, lease or operate these locations.

The following table sets forth our retail gasoline outlets at December 31, 2013 (including sites operated through Sunoco and a wholly-owned subsidiary of ETC OLP):

Direct Outlets:
Company-Owned or Leased:
Company Operated:
Traditional	66
APlus® and Circle K® Convenience Stores	447
513
Dealer Operated:
Traditional	252
APlus® and Circle K® Convenience Stores	241
Ultra Service Centers®	83
576
Total Company-Owned or Leased(1)	1,089
Dealer Owned(2)	525
Total Direct Outlets	1,614
Distributor Outlets	3,498
5,112

(1)	Gasoline and diesel throughput per company-operated site averaged 200,087 gallons per month during 2013.

(2)	Primarily traditional outlets.
Sunoco’s branded fuels sales (including middle distillates) averaged 315,700 Bbls/d in 2013.
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
Sunoco’s APlus® convenience stores are located principally in Florida, New York and Pennsylvania. These stores supplement sales of fuel products with a broad mix of merchandise such as groceries, fast foods, beverages and tobacco products. The following table sets forth information concerning Sunoco’s company-operated APlus® convenience stores at December 31, 2013:

Number of stores	384
Merchandise sales (thousands of dollars/store/month)	$108
Merchandise margin (% sales)	26.8%
The retail marketing segment also includes the distribution of gasoline, distillates, and other petroleum products to wholesalers, unbranded retailers and other commercial customers.
Business Strategy
We have designed our business strategy with the goal of creating and maximizing value to our Unitholders. We believe we have engaged, and will continue to engage, in a well-balanced plan for growth through strategic acquisitions, internally generated expansion, measures aimed at increasing the profitability of our existing assets and executing cost control measures where appropriate to manage our operations.
We intend to continue to operate as a diversified, growth-oriented master limited partnership with a focus on increasing the amount of cash available for distribution on each Common Unit. We believe that by pursuing independent operating and growth strategies we will be best positioned to achieve our objectives. We balance our desire for growth with our goal of preserving a strong balance sheet, ample liquidity and investment grade credit metrics.
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
Growth through acquisitions.  We intend to continue to make strategic acquisitions that offer the opportunity for operational efficiencies and the potential for increased utilization and expansion of our existing assets while supporting our investment grade credit ratings.
Competition
Natural Gas
The business of providing natural gas gathering, compression, treating, transportation, storage and marketing services is highly competitive. Since pipelines are generally the only practical mode of transportation for natural gas over land, the most significant competitors of our transportation and storage segment are other pipelines. Pipelines typically compete with each other based on location, capacity, price and reliability.
We face competition with respect to retaining and obtaining significant natural gas supplies under terms favorable to us for the gathering, treating and marketing portions of our business. Our competitors include major integrated oil companies, interstate and intrastate pipelines and other companies that gather, compress, treat, process, transport and market natural gas. Many of our competitors, such as major oil and gas and pipeline companies, have capital resources and control supplies of natural gas substantially greater than ours.
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
NGL
In markets served by our NGL pipelines, we face competition with other pipeline companies, including those affiliated with major oil, petrochemical and natural gas companies, and barge, rail and truck fleet operations. In general, our NGL pipelines compete with these entities in terms of transportation fees, reliability and quality of customer service. We face competition with other storage facilities based on fees charged and the ability to receive and distribute the customer’s products. We compete with a number of NGL fractionators in Texas and Louisiana. Competition for such services is primarily based on the fractionation fee charged.
Crude Oil and Refined Products
In markets served by our refined products and crude oil pipelines, we face competition from other pipelines. Generally, pipelines are the lowest cost method for long-haul, overland movement of refined products. Therefore, the most significant competitors for large volume shipments in the areas served by our pipelines are other pipelines. In addition, pipeline operations face competition from trucks that deliver product in a number of areas that our pipeline operations serve. While their costs may not be competitive for longer hauls or large volume shipments, trucks compete effectively for incremental and marginal volume in many areas served by our pipelines.
We also face competition among common carrier pipelines carrying crude oil. This competition is based primarily on transportation charges, access to crude oil supply and market demand. Similar to pipelines carrying refined products, the high capital costs deter competitors for the crude oil pipeline systems from building new pipelines. Competitive factors in crude oil purchasing and marketing include price and contract flexibility, quantity and quality of services, and accessibility to end markets.

Our refined product terminals compete with other independent terminals with respect to price, versatility and services provided. The competition primarily comes from integrated petroleum companies, refining and marketing companies, independent terminal companies and distribution companies with marketing and trading operations.
Retail Marketing
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
Credit Risk and Customers
Credit risk refers to the risk that a counterparty may default on its contractual obligations resulting in a loss to the Partnership. Credit policies have been approved and implemented to govern the Partnership’s portfolio of counterparties with the objective of mitigating credit losses. These policies establish guidelines, controls and limits to manage credit risk within approved tolerances by mandating an appropriate evaluation of the financial condition of existing and potential counterparties, monitoring agency credit ratings, and by implementing credit practices that limit exposure according to the risk profiles of the counterparties. Furthermore, the Partnership may at times require collateral under certain circumstances to mitigate credit risk as necessary. We also implement the use of industry standard commercial agreements which allow for the netting of positive and negative exposures associated with transactions executed under a single commercial agreement. Additionally, we utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty or affiliated group of counterparties.
The Partnership’s counterparties consist of a diverse portfolio of customers across the energy industry, including petrochemical companies, commercial and industrials, oil and gas producers, municipalities, utilities and midstream companies. Our overall exposure may be affected positively or negatively by macroeconomic or regulatory changes that could impact our counterparties to one extent or another. Currently, management does not anticipate a material adverse effect in our financial position or results of operations as a consequence of counterparty non-performance.
Our natural gas transportation and midstream revenues are derived significantly from companies that engage in natural gas exploration and production activities. The discovery and development of new shale formations across the United States has created an abundance of natural gas resulting in a negative impact on prices in recent years. As a result, some of our exploration and production customers have been negatively impacted; however, we are monitoring these customers and mitigating credit risk as necessary.
During the year ended December 31, 2013, none of our customers individually accounted for more than 10% of our consolidated revenues.
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
In 2011, in lieu of filing a new NGA Section 4 general rate case, Transwestern filed a proposed settlement with the FERC, which was approved by the FERC on October 31, 2011. In general, the settlement provides for the continued use of Transwestern’s currently effective transportation and fuel tariff rates, with the exception of certain San Juan Lateral fuel rates, which we were required to reduce over a three year period beginning in April 2012. The settlement also resolves certain non-rate matters, and approves Transwestern’s use of certain previously approved accounting methodologies. Under the settlement, Transwestern is required to file a new NGA Section 4 rate case on October 1, 2014.
The rates charged for services on the Fayetteville Express pipeline are largely governed by long-term negotiated rate agreements. The FERC also approved cost-based recourse rates available to prospective shippers as an alternative to negotiated rates.
The rates charged for services on the Tiger pipeline are largely governed by long-term negotiated rate agreements.
In July 2010, in response to an intervention and protest filed by BG LNG Services (“BGLS”) regarding its rates with Trunkline LNG applicable to certain LNG expansions, the FERC determined that there was no reason at that time to expend the FERC’s resources on a rate proceeding with respect to Trunkline LNG even though cost and revenue studies provided to the FERC indicated Trunkline LNG’s revenues were in excess of its associated cost of service. The current fixed rates expire at the end of 2015 and revert to tariff rate for these LNG expansions as well as the base LNG facilities for which rates were set in 2002.
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
Our intrastate natural gas operations are also subject to regulation by various agencies in Texas, principally the TRRC. Our intrastate pipeline and storage operations in Texas are also subject to the Texas Utilities Code, as implemented by the TRRC. Generally, the TRRC is vested with authority to ensure that rates, operations and services of gas utilities, including intrastate pipelines, are just and reasonable and not discriminatory. The rates we charge for transportation services are deemed just and reasonable under Texas law unless challenged in a customer or TRRC complaint. We cannot predict whether such a complaint will be filed against us or whether the TRRC will change its regulation of these rates. Failure to comply with the Texas Utilities Code can result in the imposition of administrative, civil and criminal remedies.
Our NGL pipelines and operations may also be or become subject to state public utility or related jurisdiction which could impose additional safety and operational regulations relating to the design, siting, installation, testing, construction, operation, replacement and management of NGL gathering facilities.
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
Regulation of Gathering Pipelines.  Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of the FERC under the NGA. We own a number of natural gas pipelines in Texas, Louisiana and West Virginia that we believe meet the traditional tests the FERC uses to establish a pipeline’s status as a gatherer not subject to FERC jurisdiction. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of substantial litigation and varying interpretations, so the classification and regulation of our gathering facilities could be subject to change based on future determinations by the FERC, the courts and Congress. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation.
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
Regulation of Interstate Crude Oil and Refined Products Pipelines. Interstate common carrier pipeline operations are subject to rate regulation by the FERC under the Interstate Commerce Act (“ICA”), the Energy Policy Act of 1992, and related rules and orders. The ICA requires that tariff rates for petroleum pipelines be “just and reasonable” and not unduly discriminatory and that such rates and terms and conditions of service be filed with the FERC. This statute also permits interested persons to challenge proposed new or changed rates. The FERC is authorized to suspend the effectiveness of such rates for up to seven months, though rates are typically not suspended for the maximum allowable period. If the FERC finds that the new or changed rate is unlawful, it may require the carrier to pay refunds for the period that the rate was in effect. The FERC also may investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to two years prior to the filing of a complaint.
The FERC generally has not investigated interstate rates on its own initiative when those rates, like those we charge, have not been the subject of a protest or a complaint by a shipper. However, the FERC could investigate our rates at the urging of a third party if the third party is either a current shipper or has a substantial economic interest in the tariff rate level. Although no assurance can be given that the tariffs charged by us ultimately will be upheld if challenged, management believes that the tariffs now in effect for our pipelines are within the maximum rates allowed under current FERC guidelines.
We have been approved by the FERC to charge market-based rates in most of the refined products locations served by our pipeline systems. In those locations where market-based rates have been approved, we are able to establish rates that are based upon competitive market conditions.
Regulation of Intrastate Crude Oil and Refined Products Pipelines. Some of our crude oil and refined products pipelines are subject to regulation by the TRRC, the PA PUC, and the Oklahoma Corporation Commission. The operations of our joint venture interests are also subject to regulation in the states in which they operate. The applicable state statutes require that pipeline rates be nondiscriminatory and provide no more than a fair return on the aggregate value of the pipeline property used to render services. State commissions generally have not initiated an investigation of rates or practices of petroleum pipelines in the absence of shipper complaints. Complaints to state agencies have been infrequent and are usually resolved informally. Although management cannot be certain that our intrastate rates ultimately would be upheld if challenged, we believe that, given this history, the tariffs now in effect are not likely to be challenged or, if challenged, are not likely to be ordered to be reduced.
Regulation of Pipeline Safety.  Our pipeline operations are subject to regulation by the DOT, under the PHMSA, pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”), with respect to natural gas and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”), with respect to crude oil, NGLs and condensates. Both the NGPSA and the HLPSA were amended by the Pipeline Safety Improvement Act of 2002 (“PSI Act”) and the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006 (“PIPES Act”). The NGPSA and HLPSA, as amended, govern the design, installation, testing, construction, operation, replacement and management of natural gas as well as crude oil, NGL and condensate pipeline facilities. Pursuant to these acts, PHMSA has promulgated regulations governing pipeline wall thickness, design pressures, maximum operating pressures, pipeline patrols and leak surveys, minimum depth requirements, and emergency procedures, as well as other matters intended to ensure adequate protection for the public and to prevent accidents and failures. Additionally, PHMSA has established a series of rules requiring pipeline operators to develop and implement integrity management programs for gas transmission and hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect high consequence areas (“HCAs”), which are areas where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources and unusually sensitive ecological areas. Failure to comply with the safety laws and regulations may result in the imposition of administrative, civil and criminal remedies. The “rural gathering exemption” under the NGPSA presently exempts substantial portions of our gathering facilities from jurisdiction under the NGPSA, but does not apply to our intrastate natural gas pipelines.

The portions of our facilities that are exempt include those portions located outside of cities, towns or any area designated as residential or commercial, such as a subdivision or shopping center. Changes to federal pipeline safety laws and regulations are being considered by Congress or PHMSA including changes to the “rural gathering exemption,” which may be restricted in the future. While we believe our pipeline operations are in substantial compliance with applicable pipeline safety laws, safety laws and regulations may be made more stringent and penalties could be increased. Such legislative and regulatory changes could have a material effect on our operations and costs of transportation service.
Most recently, these pipeline safety laws were amended on January 3, 2012 when President Obama signed into law the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”) which increases pipeline safety regulation. Among other things, the legislation doubles the maximum administrative fines for safety violations from $100,000 to $200,000 for a single violation and from $1 million to $2 million for a related series of violations, and provides that these maximum penalty caps do not apply to civil enforcement actions; permits the DOT Secretary to mandate automatic or remote controlled shut off valves on new or entirely replaced pipelines; requires the DOT Secretary to evaluate whether integrity management system requirements should be expanded beyond HCAs, within 18 months of enactment; and provides for regulation of carbon dioxide transported by pipeline in a gaseous state and requires the DOT Secretary to prescribe minimum safety regulations for such transportation.
In addition, states have adopted regulations, similar to existing PHMSA regulations, for intrastate gathering and transmission lines. The states in which we conduct operations typically have developed regulatory programs that parallel the federal regulatory scheme and are applicable to intrastate pipelines transporting natural gas and NGLs. Under such state regulatory programs, states have the authority to conduct pipeline inspections, to investigate accidents and to oversee compliance and enforcement, safety programs and record maintenance and reporting. Congress, PHMSA and individual states may pass or implement additional safety requirements that could result in increased compliance costs for us and other companies in our industry. For instance, notwithstanding the applicability of the OSHA’s Process Safety Management (“PSM”) regulations and the EPA’s Risk Management Planning (“RMP”) requirements at regulated facilities, PHMSA and one or more state regulators, including the Texas Railroad Commission, have in the recent past, expanded the scope of their regulatory inspections to include certain in-plant equipment and pipelines found within NGL fractionation facilities and associated storage facilities, in order to assess compliance of such equipment and pipelines with hazardous liquid pipeline safety requirements. These recent actions by PHMSA are currently subject to judicial and administrative challenges by one or more midstream operators; however, to the extent that such legal challenges are unsuccessful, midstream operators of NGL fractionation facilities and associated storage facilities subject to such inspection may be required to make operational changes or modifications at their facilities to meet standards beyond current PSM and RMP requirements, which changes or modifications may result in additional capital costs, possible operational delays and increased costs of operation that, in some instances, may be significant.
Environmental Matters
General. Our operation of processing plants, pipelines and associated facilities, including compression, in connection with the gathering, processing, storage and transmission of natural gas and the storage and transportation of NGLs, crude oil and refined products is subject to stringent federal, state and local laws and regulations, including those governing, among other things, air emissions, wastewater discharges, the use, management and disposal of hazardous and nonhazardous materials and wastes, and the cleanup of contamination. Noncompliance with such laws and regulations, or incidents resulting in environmental releases, could cause us to incur substantial costs, penalties, fines and criminal sanctions, third party claims for personal injury or property damage, investments to retrofit or upgrade our facilities and programs, or curtailment of operations. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of doing business, including our cost of planning, constructing and operating our plants, pipelines and other facilities. Included in our construction and operation costs are capital cost items necessary to maintain or upgrade our equipment and facilities to remain in compliance with environmental laws and regulations.
We have implemented procedures to ensure that all governmental environmental approvals for both existing operations and those under construction are updated as circumstances require. We believe that our operations and facilities are in substantial compliance with applicable environmental laws and regulations and that the cost of compliance with such laws and regulations will not have a material adverse effect on our business, results of operations and financial condition. We cannot be certain, however, that identification of presently unidentified conditions, more rigorous enforcement by regulatory agencies, enactment of more stringent environmental laws and regulations or other unanticipated events will not arise in the future and give rise to environmental liabilities that could have a material adverse effect on our business, financial condition or results of operations.
Hazardous Substances and Waste Materials. To a large extent, the environmental laws and regulations affecting our operations relate to the release of hazardous substances and waste materials into soils, groundwater and surface water and include measures to prevent, minimize or remediate contamination of the environment. These laws and regulations generally regulate the generation, storage, treatment, transportation and disposal of hazardous substances and waste materials and may require investigatory and remedial actions at sites where such material has been released or disposed. For example, CERCLA, also known as the “Superfund” law, and comparable state laws, impose liability without regard to fault or the legality of the original conduct on certain classes of persons that contributed to a release of a “hazardous substance” into the environment. These persons include the owner and operator of the site where a release occurred and companies that disposed or arranged for the disposal of the hazardous substance that has been released into the environment. Under CERCLA, these persons may be subject to joint and several liability, without regard to fault, for, among other things, the costs of investigating and remediating the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA and comparable state law also authorize the federal EPA, its state counterparts, and, in some instances, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Although “petroleum” as well as natural gas and NGLs are excluded from CERCLA’s definition of a “hazardous substance,” in the course of our ordinary operations we generate wastes that may fall within that definition or that may be subject to other waste disposal laws and regulations. We may be responsible under CERCLA or state laws for all or part of the costs required to clean up sites at which such substances or wastes have been disposed.
We also generate both hazardous and nonhazardous wastes that are subject to requirements of the federal Resource Conservation and Recovery Act (“RCRA”), and comparable state statutes. We are not currently required to comply with a substantial portion of the RCRA requirements at many of our facilities because the minimal quantities of hazardous wastes generated there make us subject to less stringent management standards. From time to time, the EPA has considered the adoption of stricter handling, storage and disposal standards for nonhazardous wastes, including crude oil and natural gas wastes. It is possible that some wastes generated by us that are currently classified as nonhazardous may in the future be designated as “hazardous wastes,” resulting in the wastes being subject to more rigorous and costly disposal requirements, or that the full complement of RCRA standards could be applied to facilities that generate lesser amounts of hazardous waste. Changes such as these examples in applicable regulations may result in a material increase in our capital expenditures or plant operating and maintenance expense.
We currently own or lease sites that have been used over the years by prior owners and by us for various activities related to gathering, processing, storage and transmission of natural gas, NGLs, crude oil and refined products. Solid waste disposal practices within the oil and gas industry have improved over the years with the passage and implementation of various environmental laws and regulations. Nevertheless, some hydrocarbons and wastes have been disposed of or otherwise released on or under various sites during the operating history of those facilities that are now owned or leased by us. Notwithstanding the possibility that these releases may have occurred during the ownership of these assets by others, these sites may be subject to CERCLA, RCRA and comparable state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or contamination (including soil and groundwater contamination) or to prevent the migration of contamination.
As of December 31, 2013 and 2012, accruals of $395 million and $211 million, respectively, were recorded in our consolidated balance sheets as accrued and other current liabilities and other non-current liabilities to cover estimated material environmental liabilities including certain matters assumed in connection with our acquisition of the HPL System, the Transwestern acquisition, potential environmental liabilities for three sites that were formerly owned by Titan or its predecessors, the predecessor owner’s share of certain environmental liabilities of ETC OLP.
The Partnership is subject to extensive and frequently changing federal, state and local laws and regulations, including, but not limited to, those relating to the discharge of materials into the environment or that otherwise relate to the protection of the environment, waste management and the characteristics and composition of fuels. These laws and regulations require environmental assessment and/or remediation efforts at many of Sunoco’s facilities and at formerly owned or third-party sites. Accruals for these environmental remediation activities amounted to $377 million at December 31, 2013, which is included in the total accruals above. These legacy sites that are subject to environmental assessments include formerly owned terminals and other logistics assets, retail sites that are no longer operated by Sunoco, closed and/or sold refineries and other formerly owned sites. In December 2013, a wholly-owned captive insurance company was established for these legacy sites. As of December 31, 2013 the captive insurance company held $348 million of cash, which was reported as restricted funds.
The Partnership’s accrual for environmental remediation activities reflects anticipated work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. The accrual for known claims is undiscounted and is based on currently available information, estimated timing of remedial actions and related inflation assumptions, existing technology and presently enacted laws and regulations. It is often extremely difficult to develop reasonable estimates of future site remediation costs due to changing regulations, changing technologies and their associated costs, and changes in the economic environment. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated accruals for environmental remediation activities.

We have established a wholly-owned captive insurance company to bear certain risks associated with environmental obligations related to certain sites that are no longer operating. The premiums paid to the captive insurance company include estimates for environmental claims that have been incurred but not reported, based on an actuarially determined fully developed claims expense estimate. In such cases, we accrue losses attributable to unasserted claims based on the discounted estimates that are used to develop the premiums paid to the captive insurance company.
Under various environmental laws, including the RCRA (which relates to solid and hazardous waste treatment, storage and disposal), the Partnership has initiated corrective remedial action at its facilities, formerly owned facilities and third-party sites. At the Partnership’s major manufacturing facilities, we have consistently assumed continued industrial use and a containment/remediation strategy focused on eliminating unacceptable risks to human health or the environment. The remediation accruals for these sites reflect that strategy. Accruals include amounts to prevent off-site migration and to contain the impact on the facility property, as well as to address known, discrete areas requiring remediation within the plants. Activities include closure of RCRA solid waste management units, recovery of hydrocarbons, handling of impacted soil, mitigation of surface water impacts and prevention of off-site migration. A change in this approach as a result of changing the intended use of a property or a sale to a third party could result in a higher cost remediation strategy in the future.
The Partnership currently owns or operates certain retail gasoline outlets where releases of petroleum products have occurred. Federal and state laws and regulations require that contamination caused by such releases at these sites and at formerly owned sites be assessed and remediated to meet the applicable standards. Our obligation to remediate this type of contamination varies, depending on the extent of the release and the applicable laws and regulations. A portion of the remediation costs may be recoverable from the reimbursement fund of the applicable state, after any deductible has been met.
In general, each remediation site/issue is evaluated individually based upon information available for the site/issue and no pooling or statistical analysis is used to evaluate an aggregate risk for a group of similar items (e.g., service station sites) in determining the amount of probable loss accrual to be recorded. The estimates of environmental remediation costs also frequently involve evaluation of a range of estimates. In many cases, it is difficult to determine that one point in the range of loss estimates is more likely than any other. In these situations, existing accounting guidance requires that the minimum of the range be accrued. Accordingly, the low end of the range often represents the amount of loss which has been recorded.
In addition to the probable and estimable losses which have been recorded, management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At December 31, 2013, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $6 million. This estimate of reasonably possible losses comprises estimates for remediation activities at current logistics and retail assets, and in many cases, reflects the upper end of the loss ranges which are described above. Such estimates include potentially higher contractor costs for expected remediation activities, the potential need to use more costly or comprehensive remediation methods and longer operating and monitoring periods, among other things.
In summary, total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the nature of operations at each site, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost-sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws and regulations, inflation rates, terms of consent agreements or remediation permits with regulatory agencies and the determination of the Partnership’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. The recognition of additional losses, if and when they were to occur, would likely extend over many years. Management believes that the Partnership’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental laws or regulations occur or the assumptions used to estimate losses at multiple sites are adjusted, such changes could impact multiple facilities, formerly owned facilities and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur; however, management does not believe that any such charges would have a material adverse impact on the Partnership’s consolidated financial position.
Transwestern conducts soil and groundwater remediation at a number of its facilities. Some of the cleanup activities include remediation of several compressor sites on the Transwestern system for contamination by PCBs, and the costs of this work are not eligible for recovery in rates. The total accrued future estimated cost of remediation activities expected to continue through 2025 is $7 million, which is included in the total environmental accruals mentioned above. Transwestern received FERC approval for rate recovery of projected soil and groundwater remediation costs not related to PCBs effective April 1, 2007. Transwestern, as part of ongoing arrangements with customers, continues to incur costs associated with containing and removing potential PCB contamination. Future costs cannot be reasonably estimated because remediation activities are undertaken as potential claims are made by customers and former customers. However, such future costs are not expected to have a material impact on our financial position, results of operations or cash flows.

Air Emissions. Our operations are subject to the federal Clean Air Act and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our processing plants, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities, such as our processing plants and compression facilities, expected to produce air emissions or to result in the increase of existing air emissions, that we obtain and strictly comply with air permits containing various emissions and operational limitations, or that we utilize specific emission control technologies to limit emissions. We will be required to incur capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. In addition, our processing plants, pipelines and compression facilities are subject to increasingly stringent regulations, including regulations that require the installation of control technology or the implementation of work practices to control hazardous air pollutants. Moreover, the Clean Air Act requires an operating permit for major sources of emissions and this requirement applies to some of our facilities. We believe that our operations are in substantial compliance with the federal Clean Air Act and comparable state laws. The EPA and state agencies are continually considering, proposing or finalizing new rules and regulations that could impact our existing operations and the costs and timing of new infrastructure development. For example, EPA has recently finalized new source performance standards (NSPS) for the oil and gas source category. New Subpart OOOO expands the NSPS oil and gas source category to include all segments of the oil and gas industry. It imposes new controls for emissions of volatile organic compounds (VOCs) on well completions, pneumatic devices, compressors, storage vessels and equipment leaks. In addition, EPA has also recently finalized revisions to Subparts HH and HHH that will further reduce emissions of hazardous air pollutants from storage tanks and tri-ethylene glycol dehydrators at major sources. These new regulations will increase our cost of compliance.
On October 19, 2010, the EPA adopted new national emission standards for hazardous air pollutants for existing stationary spark ignition reciprocating internal combustion engines that are either located at area sources of hazardous air pollutant emissions or that have a site rating of less than or equal to 500 brake horsepower and are located at major sources of hazardous air pollutant emissions. All engines subject to these “Quad Z” regulations were required to comply by October 19, 2013.  Many of our facilities, including our leased compressors have been impacted by these new rules.  We have incurred increased costs to bring engines into compliance with the new emission requirements, but such costs were not material.
Clean Water Act. The Federal Water Pollution Control Act of 1972, also known as Clean Water Act and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including hydrocarbon-bearing wastes, into waters of the United States. Pursuant to the Clean Water Act and similar state laws, a National Pollutant Discharge Elimination System, or state permit, or both, must be obtained to discharge pollutants into federal and state waters. In addition, the Clean Water Act and comparable state laws require that individual permits or coverage under general permits be obtained by subject facilities for discharges of storm water runoff. We believe that we are in substantial compliance with Clean Water Act permitting requirements as well as the conditions imposed thereunder, and that our continued compliance with such existing permit conditions will not have a material adverse effect on our business, financial condition or results of operations.
Spills. Our operations can result in the discharge of regulated substances, including NGLs, crude oil or refined products. The Clean Water Act, and comparable state laws impose restrictions and strict controls regarding the discharge of regulated substances into state waters or waters of the United States. The Clean Water Act and comparable state laws can impose substantial administrative, civil and criminal penalties for non-compliance including spills and other non-authorized discharges. The Oil Pollution Act subjects owners of covered facilities to strict joint and potentially unlimited liability for removal costs and other consequences of a release of oil, where the release is into navigable waters, along shorelines or in the exclusive economic zone of the United States. Spill prevention control and countermeasure requirements of the Clean Water Act and some state laws require that containment dikes and similar structures be installed to help prevent the impact on navigable waters in the event of a release. The Office of Pipeline Safety of the DOT, the EPA, or various state regulatory agencies, has approved our oil spill emergency response plans, and our management believes we are in substantial compliance with these laws.
In addition, some states maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Our management believes that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on our results of operations, financial position or expected cash flows.
Endangered Species Act. The Endangered Species Act restricts activities that may affect endangered or threatened species or their habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. We may operate in areas that are currently designated as a habitat for endangered or threatened species or where the discovery of previously unidentified endangered species, or the designation of additional species as endangered or threatened may occur in which event such one or more developments could cause us to incur additional costs, to develop habitat conservation plans, to become subject to expansion or operating restrictions, or bans in the affected areas.

Climate Change. On December 15, 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, would restrict emissions of greenhouse gases from motor vehicles as well as established Prevention of Significant Deterioration (“PSD”) and Title V permitting reviews for certain large stationary sources that are potential sources of greenhouse gas emissions. Facilities required to obtain PSD permits for their greenhouse gas emissions will be required to also reduce those emissions according to “best available control technology” standards for greenhouse gases, which are developed on a case-by-case basis. Any regulatory or permitting obligation that limits emissions of greenhouse gases could require us to incur costs to reduce or sequester emissions of greenhouse gases associated with our operations and also could adversely affect demand for the natural gas and other hydrocarbon products that we transport, process, or otherwise handle in connection with our services.
In addition, the EPA has published a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas sources in the United States on an annual basis, including onshore oil and natural gas production, processing, transmission, storage and distribution facilities. We are monitoring greenhouse gas emissions from certain of our operations in accordance with the greenhouse gas emissions reporting rule and believe that our monitoring and reporting activities are in substantial compliance with applicable reporting obligations.
Various pieces of legislation to reduce emissions of, or to create cap and trade programs for, greenhouse gases have been proposed by the U.S. Congress over the past several years, but no proposal has yet passed. Numerous states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. The passage of legislation that limits emissions of greenhouse gases from our equipment and operations could require us to incur costs to reduce the greenhouse gas emissions from our own operations, and it could also adversely affect demand for our transportation, storage and processing services by reducing demand for oil, natural gas and NGLs.
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
Employees
As of January 31, 2014, we employed 12,450 persons, 1,466 of which are represented by labor unions. We believe that our relations with our employees are satisfactory.
SEC Reporting
We file or furnish annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any related amendments and supplements thereto with the SEC. From time to time, we may also file registration and related statements pertaining to equity or debt offerings. You may read and copy any materials we file or furnish with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-732-0330. In addition, the SEC maintains an Internet website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.
We provide electronic access, free of charge, to our periodic and current reports on our Internet website located at http://www.energytransfer.com. These reports are available on our website as soon as reasonably practicable after we electronically file such materials with the SEC. Information contained on our website is not part of this report.

ITEM 1A.  RISK FACTORS
In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our structure as a limited partnership, our industry and our company could materially impact our future performance and results of operations. We have provided below a list of these risk factors that should be reviewed when considering an investment in our securities. Panhandle and Sunoco Logistics file Annual Reports on Form 10-K that include risk factors that can be reviewed for further information. The risk factors set forth below, and those included in Panhandle’s and Sunoco Logistics’ Annual Report on Form 10-K, are not all the risks we face and other factors currently considered immaterial or unknown to us may impact our future operations.
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
The amount of cash we can distribute to holders of our Common Units or other partnership securities depends upon the amount of cash we generate from our operations. The amount of cash we generate from our operations will fluctuate from quarter to quarter and will depend upon, among other things:

•	the amount of natural gas, crude oil and refined products transported in our pipelines and gathering systems;

•	the level of throughput in our processing and treating operations;

•	the fees we charge and the margins we realize for our services;

•	the price of natural gas, NGLs, crude oil and refined products;

•	the relationship between natural gas, NGL and crude oil prices;

•	the amount of cash distributions we receive with respect to the Regency, Sunoco Logistics and AmeriGas common units that we or our subsidiaries own;

•	the weather in our operating areas;

•	the level of competition from other midstream, transportation and storage and retail marketing companies and other energy providers;

•	the level of our operating costs;

•	prevailing economic conditions; and

•	the level and results of our derivative activities.
In addition, the actual amount of cash we will have available for distribution will also depend on other factors, such as:

•	the level of capital expenditures we make;

•	the level of costs related to litigation and regulatory compliance matters;

•	the cost of acquisitions, if any;

•	the levels of any margin calls that result from changes in commodity prices;

•	our debt service requirements;

•	fluctuations in our working capital needs;

•	our ability to borrow under our revolving credit facility;

•	our ability to access capital markets;

•	restrictions on distributions contained in our debt agreements; and

•	the amount of cash reserves established by our General Partner in its discretion for the proper conduct of our business.
Because of all these factors, we cannot guarantee that we will have sufficient available cash to pay a specific level of cash distributions to our Unitholders.
Furthermore, Unitholders should be aware that the amount of cash we have available for distribution depends primarily upon our cash flow and is not solely a function of profitability, which is affected by non-cash items. As a result, we may declare and/or pay cash distributions during periods when we record net losses.

We may sell additional limited partner interests, diluting existing interests of Unitholders.
Our partnership agreement allows us to issue an unlimited number of additional limited partner interests, including securities senior to the Common Units, without the approval of our Unitholders. The issuance of additional Common Units or other equity securities will have the following effects:

•	the current proportionate ownership interest of our Unitholders in us will decrease;

•	the amount of cash available for distribution on each Common Unit or partnership security may decrease;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding Common Unit may be diminished; and

•	the market price of the Common Units or partnership securities may decline.
Sunoco Logistics may issue additional common units, which may increase the risk that Sunoco Logistics will not have sufficient available cash to maintain or increase its per unit distribution level.
Sunoco Logistics’ partnership agreement allows it to issue an unlimited number of additional limited partner interests. The issuance of additional common units or other equity securities by Sunoco Logistics will have the following effects:

•	Unitholders’ current proportionate ownership interest in Sunoco Logistics, as applicable, will decrease;

•	the amount of cash available for distribution on each common unit or partnership security may decrease;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding common unit may be diminished; and

•	the market price of Sunoco Logistics common units may decline.
The payment of distributions on any additional units issued by Sunoco Logistics may increase the risk that Sunoco Logistics may not have sufficient cash available to maintain or increase its per unit distribution level, which in turn may impact the available cash that we have to meet our obligations.
Future sales of our units or other limited partner interests in the public market could reduce the market price of Unitholders’ limited partner interests.
As of December 31, 2013, ETE owned 49.6 million ETP Common Units. If ETE were to sell and/or distribute its Common Units to the holders of its equity interests in the future, those holders may dispose of some or all of these units. The sale or disposition of a substantial portion of these units in the public markets could reduce the market price of our outstanding Common Units.
In August 2012, we filed a registration statement to register the sale of 12 million ETP Common Units held by ETE, which allows ETE to offer and sell these ETP Common Units from time to time in one or more public offerings, direct placements or by other means.
Unitholders may not have limited liability if a court finds that unitholder actions constitute control of our business.
Under Delaware law, a unitholder could be held liable for our obligations to the same extent as a general partner if a court determined that the right of unitholders to remove our general partner or to take other action under our partnership agreement constituted participation in the “control” of our business.
Our general partner generally has unlimited liability for our obligations, such as our debts and environmental liabilities, except for those contractual obligations that are expressly made without recourse to our general partner. Our partnership agreement allows the general partner to incur obligations on our behalf that are expressly non-recourse to the general partner. The general partner has entered into such limited recourse obligations in most instances involving payment liability and intends to do so in the future.
In addition, Section 17-607 of the Delaware Revised Uniform Limited Partnership Act provides that under some circumstances, a unitholder may be liable to us for the amount of a distribution for a period of three years from the date of the distribution.

Our debt level and debt agreements may limit our ability to make distributions to Unitholders and may limit our future financial and operating flexibility.
As of December 31, 2013, we had approximately $17.09 billion of consolidated debt, excluding the debt of our joint ventures. Our level of indebtedness affects our operations in several ways, including, among other things:

•
a significant portion of our and our subsidiaries’ cash flow from operations will be dedicated to the payment of principal and interest on outstanding debt and will not be available for other purposes, including payment of distributions;

•
covenants contained in our and our subsidiaries’ existing debt agreements require us and them, as applicable, to meet financial tests that may adversely affect our flexibility in planning for and reacting to changes in our business;

•
our and our subsidiaries’ ability to obtain additional financing for working capital, capital expenditures, acquisitions and general partnership, corporate or limited liability company purposes, as applicable, may be limited;

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

Capital projects will require significant amounts of debt and equity financing, which may not be available to us on acceptable terms, or at all.
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
A significant increase in our indebtedness that is proportionately greater than our issuances of equity could negatively impact our and our subsidiaries’ credit ratings or our ability to remain in compliance with the financial covenants under our revolving credit agreement, which could have a material adverse effect on our financial condition, results of operations and cash flows.
Increases in interest rates could adversely affect our business, results of operations, cash flows and financial condition.
In addition to our exposure to commodity prices, we have exposure to changes in interest rates. Approximately $907 million of our consolidated debt as of December 31, 2013 bears interest at variable interest rates and the remainder bears interest at fixed rates. To the extent that we have debt with floating interest rates, our results of operations, cash flows and financial condition could be materially adversely affected by increases in interest rates. We manage a portion of our interest rate exposures by utilizing interest rate swaps.
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

Unitholders have limited voting rights and are not entitled to elect the General Partner or its directors. In addition, even if Unitholders are dissatisfied, they cannot easily remove the General Partner.
Unlike the holders of common stock in a corporation, Unitholders have only limited voting rights on matters affecting our business, and therefore limited ability to influence management’s decisions regarding our business. Unitholders did not elect our General Partner and will have no right to elect our General Partner on an annual or other continuing basis. Although our General Partner has a contractually-limited fiduciary duty to our Unitholders, the directors of our General Partner and its general partner have a fiduciary duty to manage the General Partner and its general partner in a manner beneficial to the owners of those entities.
Furthermore, if the Unitholders are dissatisfied with the performance of our General Partner, they may be unable to remove our General Partner. The General Partner generally may not be removed except upon the vote of the holders of 66 2/3% of the outstanding units voting together as a single class, including units owned by the General Partner and its affiliates. As of December 31, 2013, ETE and its affiliates held approximately 14.8% of our outstanding Common Units, with an additional approximate 1% of our outstanding units held by our officers and directors.
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
We are a holding company with no business operations other than that of our operating subsidiaries, including Sunoco Logistics. Our only significant assets are the equity interests we own in our operating subsidiaries and equity investees. As a result, we depend upon the earnings and cash flow of our operating subsidiaries and equity investees and any interruption of distributions to us may affect our ability to meet our obligations, including any obligations under our debt agreements, and to make distributions to our partners.
A reduction in Sunoco Logistics’ distributions will disproportionately affect the amount of cash distributions to which we are entitled.
Through our ownership of equity interests in Sunoco Partners, the holder of the incentive distribution rights in Sunoco Logistics, we are entitled to receive our pro rata share of specified percentages of total cash distributions made by Sunoco Logistics as it reaches established target cash distribution levels as specified in the Sunoco Logistics partnership agreement. We currently receive our pro rata share of cash distributions from Sunoco Logistics based on the highest incremental percentage, 48%, to which Sunoco Partners is entitled pursuant to its incentive distribution rights in Sunoco Logistics. A decrease in the amount of distributions by Sunoco Logistics to less than $0.5275 per common unit per quarter would reduce Sunoco Partners’ percentage of the incremental cash distributions above $0.1917 per common unit per quarter from 48% to 35%. As a result, any such reduction in quarterly cash distributions from Sunoco Logistics would have the effect of disproportionately reducing the amount of all distributions that we receive from Sunoco Logistics based on our ownership interest in the incentive distribution rights in Sunoco Logistics as compared to cash distributions we receive from Sunoco Logistics on our General Partner interest in Sunoco Logistics and our Sunoco Logistics common units.
Sunoco Logistics is not prohibited from competing with us.
Neither our partnership agreement nor the partnership agreements of Sunoco Logistics prohibits Sunoco Logistics from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, Sunoco Logistics may acquire, construct or dispose of any assets in the future without any obligation to offer us the opportunity to purchase or construct any of those assets.

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
A downgrade of our credit rating could impact our liquidity, access to capital and our costs of doing business, and maintaining credit ratings is under the control of independent third parties.
A downgrade of our credit rating might increase our cost of borrowing and could require us to post collateral with third parties, negatively impacting our available liquidity. Our ability to access capital markets could also be limited by a downgrade of our credit rating and other disruptions. Such disruptions could include:

•	economic downturns;

•	deteriorating capital market conditions;

•	declining market prices for natural gas, NGLs and other commodities;

•	terrorist attacks or threatened attacks on our facilities or those of other energy companies; and

•	the overall health of the energy industry, including the bankruptcy or insolvency of other companies.

Credit rating agencies perform independent analysis when assigning credit ratings. The analysis includes a number of criteria including, but not limited to, business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are not recommendations to buy, sell or hold investments in the rated entity. Ratings are subject to revision or withdrawal at any time by the rating agencies, and we cannot assure you that we will maintain our current credit ratings.
Risks Related to Conflicts of Interest
Our partnership agreement limits our General Partner’s fiduciary duties to our Unitholders and restricts the remedies available to Unitholders for actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty.
Our partnership agreement contains provisions that waive or consent to conduct by our General Partner and its affiliates and reduce the obligations to which our General Partner would otherwise be held by state-law fiduciary duty standards. The following is a summary of the material restrictions contained in our partnership agreement on the duties owed by our General Partner, and our officers and directors, to the limited partners. Our partnership agreement:

•	eliminates all standards of care and duties other than those set forth in our partnership agreement, including fiduciary duties, to the fullest extent permitted by law;

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

•
provides that our General Partner may consult with consultants and advisors and, subject to certain restrictions, is conclusively deemed to have acted in good faith when it acts in reliance on the opinion of such consultants and advisors; and

•
provides that our General Partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for errors of judgment or for any acts or omissions if our General Partner and those other persons acted in good faith.

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
ETE indirectly owns our General Partner and as a result controls us. ETE also owns the general partner of Regency, a publicly traded partnership with which we compete in the natural gas gathering, processing and transportation business. The directors and officers of our General Partner and its affiliates have fiduciary duties to manage our General Partner in a manner that is beneficial to ETE, the sole owner of our General Partner. At the same time, our General Partner has contractually-limited fiduciary duties to our Unitholders. Therefore, our General Partner’s duties to us may conflict with the duties of its officers and directors to ETE as its sole owner. As a result of these conflicts of interest, our General Partner may favor its own interest or those of ETE, Regency or their owners or affiliates over the interest of our Unitholders.
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
Except as provided in our partnership agreement, affiliates and related parties of our General Partner are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with us. Regency competes with us with respect to our natural gas operations. Additionally, two directors of Regency’s general partner currently serve as directors of LE GP, LLC, the general partner of ETE.

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
Our natural gas and NGL transportation pipelines and storage facilities compete with other interstate and intrastate pipeline companies and storage providers in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service, access to sources of supply and the flexibility and reliability of service. Natural gas and NGLs also competes with other forms of energy, including electricity, coal, fuel oils and renewable or alternative energy. Competition among fuels and energy supplies is primarily based on price; however, non-price factors, including governmental regulation, environmental impacts, efficiency, ease of use and handling, and the availability of subsidies and tax benefits also affects competitive outcomes.

In markets served by our NGL pipelines, we compete with other pipeline companies and barge, rail and truck fleet operations. We also face competition with other storage and fractionation facilities based on fees charged and the ability to receive, distribute and/or fractionate the customer’s products.
Our crude oil and refined petroleum products pipelines face significant competition from other pipelines for large volume shipments. These operations also face competition from trucks for incremental and marginal volumes in the areas we serve. Further, our crude and refined product terminals compete with terminals owned by integrated petroleum companies, refining and marketing companies, independent terminal companies and distribution companies with marketing and trading operations.
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
The retention or replacement of existing customers and the volume of services that we provide at rates sufficient to maintain or increase current revenues and cash flows depends on a number of factors beyond our control, including the price of and demand for oil, natural gas, and NGLs in the markets we serve and competition from other service providers.
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
We also receive a substantial portion of our revenues by providing natural gas gathering, processing, treating, transportation and storage services. While a substantial portion of our services are sold under long-term contracts for reserved service, we also provide service on an unreserved or short-term basis. Demand for our services may be substantially reduced due to changing market prices. Declining prices may result in lower rates of natural gas production resulting in less use of services, while rising prices may diminish consumer demand and also limit the use of services. In addition, our competitors may attract our customers’ business. If demand declines or competition increases, we may not be able to sustain existing levels of unreserved service or renew or extend long-term contracts as they expire or we may reduce our rates to meet competitive pressures.
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
The loss of existing customers by our midstream, transportation, terminalling and storage facilities or a reduction in the volume of the services our customers purchase from us, or our inability to attract new customers and service volumes would negatively affect our revenues, be detrimental to our growth, and adversely affect our results of operations.

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
While a substantial portion of our services are provided under long-term contracts for reserved service, we also provide service on an unreserved basis. The reserves available through the supply basins connected to our gathering, processing, treating, transportation and storage facilities may decline and may not be replaced by other sources of supply. A decrease in development or production activity could cause a decrease in the volume of unreserved services we provide and a decrease in the number and volume of our contracts for reserved transportation service over the long run, which in each case would adversely affect our revenues and results of operations.
If we are unable to replace any significant volume declines with additional volumes from other sources, our results of operations and cash flows could be materially and adversely affected.
We are entirely dependent upon third parties for the supply of refined products such as gasoline and diesel for our retail marketing business.
We are required to purchase refined products from third party sources, including the joint venture that acquired Sunoco’s Philadelphia refinery. We may also need to contract for new ships, barges, pipelines or terminals which we have not historically used to transport these products to our markets. The inability to acquire refined products and any required transportation services at favorable prices may adversely affect our business and results of operations.
The profitability of certain activities in our natural gas gathering, processing, transportation and storage operations are largely dependent upon natural gas commodity prices, price spreads between two or more physical locations and market demand for natural gas and NGLs.
For a portion of the natural gas gathered on our systems, we purchase natural gas from producers at the wellhead and then gather and deliver the natural gas to pipelines where we typically resell the natural gas under various arrangements, including sales at index prices. Generally, the gross margins we realize under these arrangements decrease in periods of low natural gas prices.
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
Under keep-whole arrangements, we generally sell the NGLs produced from our gathering and processing operations at market prices. Because the extraction of the NGLs from the natural gas during processing reduces the Btu content of the natural gas, we must either purchase natural gas at market prices for return to producers or make a cash payment to producers equal to the value of this natural gas. Under these arrangements, our gross margins generally decrease when the price of natural gas increases relative to the price of NGLs.

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
Our natural gas and NGL revenues depend on our customers’ ability to use our pipelines and third-party pipelines over which we have no control.
Our natural gas transportation, storage and NGL businesses depend, in part, on our customers’ ability to obtain access to pipelines to deliver gas to us and receive gas from us. Many of these pipelines are owned by parties not affiliated with us. Any interruption of service on our pipelines or third party pipelines due to testing, line repair, reduced operating pressures, or other causes or adverse change in terms and conditions of service could have a material adverse effect on our ability, and the ability of our customers, to transport natural gas to and from our pipelines and facilities and a corresponding material adverse effect on our transportation and storage revenues. In addition, the rates charged by interconnected pipelines for transportation to and from our facilities affect the utilization and value of our storage services. Significant changes in the rates charged by those pipelines or the rates charged by other pipelines with which the interconnected pipelines compete could also have a material adverse effect on our storage revenues.
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
In addition, we do not own all of the land on which our oil terminal facilities and our retail service stations are located. We have rental agreements for approximately 30% of the company- or dealer-operated retail service stations where we currently control the real estate and we have rental agreements for certain logistics facilities. As such, we are subject to the possibility of increased costs under rental agreements with landowners, primarily through rental increases and renewals of expired agreements. We are also subject to the risk that such agreements may not be renewed. Additionally, certain facilities and equipment (or parts thereof) used by us are leased from third parties for specific periods. Our inability to renew leases or otherwise maintain the right to utilize such facilities and equipment on acceptable terms, or the increased costs to maintain such rights, could have a material adverse effect on our financial condition, results of operations and cash flows.
We may not be able to fully execute our growth strategy if we encounter increased competition for qualified assets.
Our strategy contemplates growth through the development and acquisition of a wide range of midstream, transportation, storage and other energy infrastructure assets while maintaining a strong balance sheet. This strategy includes constructing and acquiring additional assets and businesses to enhance our ability to compete effectively and diversify our asset portfolio, thereby providing more stable cash flow. We regularly consider and enter into discussions regarding the acquisition of additional assets and businesses, stand-alone development projects or other transactions that we believe will present opportunities to realize synergies and increase our cash flow.
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
As of December 31, 2013, our consolidated balance sheet reflected $4.73 billion of goodwill and $1.57 billion of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. Accounting principles generally accepted in the United States require us to test goodwill for impairment on an annual basis or when events or circumstances occur, indicating that goodwill might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ capital and balance sheet leverage as measured by debt to total capitalization.
During the fourth quarter of 2013, we recorded a goodwill impairment charge of $689 million on our Trunkline LNG reporting unit. See Note 2 to our consolidated financial statements for additional information.
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
If we consummate future acquisitions, our capitalization and results of operations may change significantly. As we determine the application of our funds and other resources, Unitholders will not have an opportunity to evaluate the economic, financial and other relevant information that we will consider.
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
One of the ways that we have grown our business is through the construction of additions to our existing gathering, compression, treating, processing and transportation systems. The construction of new pipelines and related facilities (or the improvement and repair of existing facilities) involves numerous regulatory, environmental, political and legal uncertainties beyond our control and requires the expenditure of significant amounts of capital that we will be required to finance through borrowings, the issuance of additional equity or from operating cash flow. If we undertake these projects, they may not be completed on schedule, at all, or at the budgeted cost. A variety of factors outside our control, such as weather, natural disasters and difficulties in obtaining permits and rights-of-way or other regulatory approvals, as well as the performance by third party contractors, may result in increased costs or delays in construction. Cost overruns or delays in completing a project could have a material adverse effect on our results of operations and cash flows. Moreover, our revenues may not increase immediately following the completion of a particular project. For instance, if we build a new pipeline, the construction will occur over an extended period of time, but we may not materially increase our revenues until long after the project’s completion. In addition, the success of a pipeline construction project will likely depend upon the level of oil and natural gas exploration and development drilling activity and the demand for pipeline transportation in the areas proposed to be serviced by the project as well as our ability to obtain commitments from producers in the area to utilize the newly constructed pipelines. In this regard, we may construct facilities to capture anticipated future growth in oil or natural gas production in a region in which such growth does not materialize. As a result, new facilities may be unable to attract enough throughput or contracted capacity reservation commitments to achieve our expected investment return, which could adversely affect our results of operations and financial condition.
We depend on certain key producers for our supply of natural gas and the loss of any of these key producers could adversely affect our financial results.
For the year ended December 31, 2013, EnerVest Operating, LLC (“EnerVest”), Anadarko E&P Onshore, LLC (“Anadarko”), affiliates of Halcon Operating, Inc. and SEI Energy, LLC supplied us with approximately 60% of the Southeast Texas System’s natural gas supply. For the year ended December 31, 2013, EOG Resources, Inc., affiliates of Chesapeake Energy Corporation, XTO and EnerVest supplied us with approximately 90% of the North Texas System’s natural gas supply. For the year ended December 31, 2013, Rosetta Resources Operating, LP, SWEPI LP (“Shell”), Anadarko and Petrohawk supplied us with approximately 62% of the Rich Eagle Ford Mainline System’s natural gas supply. We are not the only option available to these producers for disposition of the natural gas they produce. To the extent that these and other producers may reduce the volumes of natural gas that they supply us, we would be adversely affected unless we were able to acquire comparable supplies of natural gas from other producers.
Our intrastate transportation and storage and interstate transportation and storage operations depend on key customers to transport natural gas through our pipelines and the pipelines of our joint ventures.
We have several nine- and ten-year fee-based transportation contracts with XTO that terminate through 2017, pursuant to which XTO has committed to transport certain minimum volumes of natural gas on pipelines in our ET Fuel System. We also have an eight-year fee-based transportation contract with Luminant Energy Company LLC (“Luminant”) to transport natural gas on the ET Fuel System. We also extended two natural gas storage contracts with Luminant to store natural gas at the two natural gas storage facilities that are part of the ET Fuel System. Each of the contracts with Luminant will terminate in 2015.
During 2013, EDF Inc., Motiva Enterprises LLC, XTO, and Chesapeake Energy Marketing, Inc. collectively accounted for approximately 29% of our intrastate transportation and storage revenues.
With respect to our interstate transportation and storage operations we have an agreement with Chesapeake Energy Marketing, Inc. that provides for a 15-year commitment for firm transportation capacity on the Tiger pipeline of approximately 1.0 Bcf/d. We also have agreements with other shippers that provide for 10-year commitments for firm transportation capacity on the Tiger pipeline totaling approximately 1.4 Bcf/d, bringing the total shipper commitments to approximately 2.4 Bcf/d of firm transportation service in the Tiger pipeline project. Transwestern generates the majority of its revenues from long-term and short-term firm transportation contracts with natural gas producers, local distribution companies and end-users. Additionally, Panhandle has long-term transportation contracts with BG LNG Services and ProLiance, which accounted for 43% of Panhandle’s 2013 revenue.
Our joint ventures, FEP and Citrus, also depend on key customers for the transport of natural gas through their pipelines. FEP has 10-12 year agreements from a small number of major shippers for approximately 1.85 Bcf/d of firm transportation service on the 2.0 Bcf/d Fayetteville Express Pipeline, while Citrus has 10 and 14 year agreements with its top two customers, respectively, which accounted for 59% of its 2013 revenue.
During 2013, BG Energy Holdings, Chesapeake Energy Marketing, Inc., Ameren Corporation, EnCana Marketing (USA), Inc., and Petrohawk Energy Corporation collectively accounted for 44% of our interstate transportation and storage revenues.
The failure of the major shippers on our and our joint ventures’ intrastate and interstate transportation and storage pipelines to fulfill their contractual obligations could have a material adverse effect on our cash flow and results of operations if we or our joint ventures were unable to replace these customers under arrangements that provide similar economic benefits as these existing contracts.
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
We are required to file tariff rates (also known as recourse rates) with the FERC that shippers may pay for interstate natural gas transportation services. We may also agree to discount these rates on a not unduly discriminatory basis or negotiate rates with shippers who elect not to pay the recourse rates. The FERC must approve or accept all rate filings for us to be allowed to charge such rates.

The FERC may review existing tariffs rates on its own initiative or upon receipt of a complaint filed by a third party. The FERC may, on a prospective basis, order refunds of amounts collected if it finds the rates to have been shown not to be just and reasonable or to have been unduly discriminatory. The FERC has recently exercised this authority with respect to several other pipeline companies. If the FERC were to initiate a proceeding against us and find that our rates were not just and reasonable or unduly discriminatory, the maximum rates we are permitted to charge may be reduced and the reduction could have an adverse effect on our revenues and results of operations.
The costs of our interstate pipeline operations may increase and we may not be able to recover all of those costs due to FERC regulation of our rates. If we propose to change our tariff rates, our proposed rates may be challenged by the FERC or third parties, and the FERC may deny, modify or limit our proposed changes if we are unable to persuade the FERC that changes would result in just and reasonable rates that are not unduly discriminatory. We also may be limited by the terms of rate case settlement agreements or negotiated rate agreements with individual customers from seeking future rate increases, or we may be constrained by competitive factors from charging our tariff rates.
To the extent our costs increase in an amount greater than our revenues increase, or there is a lag between our cost increases and our ability to file for, and obtain rate increases, our operating results would be negatively affected. Even if a rate increase is permitted by the FERC to become effective, the rate increase may not be adequate. We cannot guarantee that our interstate pipelines will be able to recover all of our costs through existing or future rates.
In July 2010, in response to an intervention and protest filed by BGLS regarding its rates with Trunkline LNG applicable to certain LNG expansions, the FERC determined that there was no reason at that time to expend the FERC’s resources on a rate proceeding with respect to Trunkline LNG even though cost and revenue studies provided to the FERC indicated Trunkline LNG’s revenues were in excess of its associated cost of service. The current fixed rates expire at the end of 2015 and revert to tariff rate for these LNG expansions as well as the base LNG facilities for which rates were set in 2002.
The ability of interstate pipelines held in tax-pass-through entities, like us, to include an allowance for income taxes as a cost-of-service element in their regulated rates has been subject to extensive litigation before the FERC and the courts for a number of years. It is currently the FERC’s policy to permit pipelines to include in cost-of-service a tax allowance to reflect actual or potential income tax liability on their public utility income attributable to all partnership or limited liability company interests, if the ultimate owner of the interest has an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Under the FERC’s policy, we thus remain eligible to include an income tax allowance in the tariff rates we charge for interstate natural gas transportation. The effectiveness of the FERC’s policy and the application of that policy remain subject to future challenges, refinement or change by the FERC or the courts.
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
Compliance with these requirements can be costly and burdensome. In addition, we cannot guarantee that the FERC will authorize tariff changes and other activities we might propose to do so in a timely manner and free from potentially burdensome conditions. Future changes to laws, regulations, policies and interpretations thereof in these and other applicable areas may impair our access to capital markets or may impair the ability of our interstate pipelines to compete for business, may impair their ability to recover costs or may increase the cost and burden of operation.

Rate regulation or market conditions may not allow us to recover the full amount of increases in the costs of our crude oil and refined products pipeline operations.
Transportation provided on our common carrier interstate crude oil and refined products pipelines is subject to rate regulation by the FERC, which requires that tariff rates for transportation on these oil pipelines be just and reasonable and not unduly discriminatory. If we propose new or changed rates, the FERC or interested persons may challenge those rates and the FERC is authorized to suspend the effectiveness of such rates for up to seven months and to investigate such rates. If, upon completion of an investigation, the FERC finds that the proposed rate is unjust or unreasonable, it is authorized to require the carrier to refund revenues in excess of the prior tariff during the term of the investigation. The FERC also may investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to two years prior to the filing of a complaint.
The primary ratemaking methodology used by the FERC to authorize increases in the tariff rates of petroleum pipelines is price indexing. The FERC’s ratemaking methodologies may limit our ability to set rates based on our costs or may delay the use of rates that reflect increased costs. In addition, if the FERC’s indexing methodology changes, the new methodology could materially and adversely affect our financial condition, results of operations or cash flows.
Under the Energy Policy Act adopted in 1992, certain interstate pipeline rates were deemed just and reasonable or “grandfathered.” Revenues are derived from such grandfathered rates on most of our FERC-regulated pipelines. A person challenging a grandfathered rate must, as a threshold matter, establish a substantial change since the date of enactment of the Energy Policy Act, in either the economic circumstances or the nature of the service that formed the basis for the rate. If the FERC were to find a substantial change in circumstances, then the existing rates could be subject to detailed review and there is a risk that some rates could be found to be in excess of levels justified by the pipeline’s costs. In such event, the FERC could order us to reduce pipeline rates prospectively and to pay refunds to shippers.
If the FERC’s petroleum pipeline ratemaking methodologies procedures changes, the new methodology or procedures could adversely affect our business and results of operations.
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

Certain of our assets may become subject to regulation.
The distinction between federally unregulated gathering facilities and FERC-regulated transmission pipelines under the NGA has been the subject of extensive litigation and may be determined by the FERC on a case-by-case basis, although the FERC has made no determinations as to the status of our facilities. Consequently, the classification and regulation of our gathering facilities could change based on future determinations by the FERC, the courts or Congress. If our gas gathering operations become subject to FERC jurisdiction, the result may adversely affect the rates we are able to charge and the services we currently provide, and may include the potential for a termination of our gathering agreements with our customers.
Intrastate transportation of NGLs is largely regulated by the state in which such transportation takes place. Lone Star’s NGL Pipeline transports NGLs within the state of Texas and is subject to regulation by the TRRC. This NGLs transportation system offers services pursuant to an intrastate transportation tariff on file with the TRRC. Lone Star’s NGL pipeline also commenced the interstate transportation of NGLs in 2013, which is subject to FERC’s jurisdiction under the Interstate Commerce Act and the Energy Policy Act of 1992. Both intrastate and interstate NGL transportation services must be provided in a manner that is just, reasonable, and non-discriminatory. The tariff rates established for interstate services were based on a negotiated agreement; however if FERC’s rate making methodologies were imposed, they may, among other things, delay the use of rates that reflect increased costs and subject us to potentially burdensome and expensive operational, reporting and other requirements. Any of the foregoing could adversely affect revenues and cash flow related to these assets.
We may incur significant costs and liabilities resulting from performance of pipeline integrity programs and related repairs.
Pursuant to authority under the NGPSA and HLPSA, as amended by the PSI Act, the PIPES Act and the 2011 Pipeline Safety Act, PHMSA has established a series of rules requiring pipeline operators to develop and implement integrity management programs for gas transmission and hazardous liquid pipelines that, in the event of a pipeline leak or rupture could affect “high consequence areas,” which are areas where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources, and unusually sensitive ecological areas. These regulations require operators of covered pipelines to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.
In addition, states have adopted regulations similar to existing PHMSA regulations for intrastate gathering and transmission lines. At this time, we cannot predict the ultimate cost of compliance with applicable pipeline integrity management regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We will continue our pipeline integrity testing programs to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines. Any changes to pipeline safety laws by Congress and regulations by PHMSA that result in more stringent or costly safety standards could have a significant adverse effect on us and similarly situated midstream operators. For instance, changes to regulations governing the safety of gas transmission pipelines and gathering lines are being considered by PHMSA, including, for example, revising the definitions of “high consequence areas” and “gathering lines” and strengthening integrity management requirements as they apply to existing regulated operators and to currently exempt operators should certain exemptions be removed.
Our business involves hazardous substances and may be adversely affected by environmental regulation.
Our operations are subject to stringent federal, state, and local laws and regulations governing the discharge of materials into the environment, worker health and safety and protection of the environment. These laws and regulations may require the acquisition of permits for our operations, result in capital expenditures to manage, limit or prevent emissions, discharges or releases of various materials from our pipelines, plants and facilities and impose substantial liabilities for pollution resulting from our operations. Several governmental authorities, such as the EPA have the power to enforce compliance with these laws and regulations and the permits issued under them and frequently mandate difficult and costly remediation measures and other actions. Failure to comply with these laws, regulations and permits may result in the assessment of significant administrative, civil and criminal penalties, the imposition of remedial obligations, and the issuance of injunctive relief. Certain environmental laws impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances, hydrocarbons or wastes have been disposed or released, even under circumstances where the substances, hydrocarbons or wastes have been released by a predecessor operator. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by noise, odor or the release of hazardous substances, hydrocarbons or wastes into the environment.
We may incur substantial environmental costs and liabilities because of the underlying risk inherent to our operations. Although we have established financial reserves for our estimated environmental remediation liabilities, additional contamination or conditions may be discovered, resulting in increased remediation costs, liabilities for natural resource damages that could substantially increase our costs for site remediation projects. Accordingly, we cannot assure you that our current reserves are adequate to cover all future liabilities, even for currently known contamination.
Changes in environmental laws and regulations occur frequently, and any such changes that result in more stringent and costly waste handling, emission standards, or storage, transport, disposal or remediation requirements could have a material adverse effect on our operations or financial position. For example, in 2008 the EPA lowered the federal ozone standard from 0.08 ppm to 0.075 ppm, requiring the environmental agencies in states with areas that do not currently meet this standard to adopt new rules between to further reduce NOx and other ozone precursor emissions. We have previously been able to satisfy the more stringent NOx emission reduction requirements that affect our compressor units in ozone non-attainment areas at reasonable cost, but there is no assurance that we will not incur material costs in the future to meet the new ozone standard.
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
Along with other refiners, manufacturers and sellers of gasoline, Sunoco is a defendant in numerous lawsuits that allege MTBE contamination in groundwater. Plaintiffs, who include water purveyors and municipalities responsible for supplying drinking water and private well owners, are seeking compensatory damages (and in some cases injunctive relief, punitive damages and attorneys’ fees) for claims relating to the alleged manufacture and distribution of a defective product (MTBE-containing gasoline) that contaminates groundwater, and general allegations of product liability, nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. There has been insufficient information developed about the plaintiffs’ legal theories or the facts that would be relevant to an analysis of the ultimate liability to Sunoco. These allegations or other product liability claims against Sunoco could have a material adverse effect on our business or results of operations.
The adoption of climate change legislation or regulations restricting emissions of greenhouse gases could result in increased operating costs and reduced demand for the services we provide.
In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted rules under the Clean Air Act that, among other things, establish PSD construction and Title V operating permit reviews for certain large stationary sources, which reviews could require securing PSD permits at covered facilities emitting greenhouse gases and meeting “best available control technology” standards for those greenhouse gas emissions. In addition, the EPA has adopted rules requiring the monitoring and reporting of greenhouse gas emissions from specified onshore and offshore production facilities and onshore processing, transmission and storage facilities in the United States on an annual basis, which include certain of our operations. While Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases, there has not been significant activity in the form of adopted legislation. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing greenhouse gas emissions by means of cap and trade programs. The adoption of any legislation or regulations that requires reporting of greenhouse gases or otherwise restricts emissions of greenhouse gases from our equipment and operations could require us to incur significant added costs to reduce emissions of greenhouse gases or could adversely affect demand for the natural gas and NGLs we gather and process or fractionate. Moreover, if Congress undertakes comprehensive tax reform in the coming year, it is possible that such reform may include a carbon tax, which could impose additional direct costs on operations and reduce demand for refined products, which could adversely affect the services we provide.
The adoption of the Dodd-Frank Act could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business, resulting in our operations becoming more volatile and our cash flows less predictable.
Congress has adopted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), a comprehensive financial reform legislation that establishes federal oversight and regulation of the over-the-counter derivatives market and entities, such as us, that participate in that market. The legislation was signed into law by President Obama on July 21, 2010 and requires the CFTC, the SEC and other regulators to promulgate rules and regulations implementing the new legislation. While certain regulations have been promulgated and are already in effect, the rulemaking and implementation process is still ongoing, and we cannot yet predict the ultimate effect of the rules and regulations on our business.
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
The CFTC has also issued regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. The CFTC’s position limits rules were to become effective on October 12, 2012, but a United States District Court vacated and remanded the position limits rules to the CFTC. The CFTC has appealed that ruling and it is uncertain at this time whether, when, and to what extent the CFTC’s position limits rules will become effective.
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
The new legislation also requires that certain derivative instruments be centrally cleared and executed through an exchange or other approved trading platform. Mandatory exchange trading and clearing requirements could result in increased costs in the form of additional margin requirements imposed by clearing organizations. On December 13, 2012, the CFTC published final rules regarding mandatory clearing of certain interest rate swaps and certain index credit default swaps and setting compliance dates for different categories of market participants, the earliest of which was March 11, 2013. The CFTC has not yet proposed any rules requiring the clearing of any other classes of swaps, including physical commodity swaps. Although there may be an exception to the mandatory exchange trading and clearing requirement that applies to our trading activities, we must obtain approval from the board of directors of our General Partner and make certain filings in order to rely on this exception. In addition, mandatory clearing requirements applicable to other market participants, such as swap dealers, may change the cost and availability of the swaps that we use for hedging.
Rules promulgated under the Dodd-Frank Act further defined forwards as well as instances where forwards may become swaps. Because the CFTC rules, interpretations, no-action letters, and case law are still developing, it is possible that some arrangements that previously qualified as forwards or energy service contracts may fall in the regulatory category of swaps or options. In addition, the CFTC’s rules applicable to trade options may further impose burdens on our ability to conduct our traditional hedging operations and could become subject to CFTC investigations in the future.
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
The United States government has issued warnings that energy assets, including our nation’s pipeline infrastructure, may be the future target of terrorist organizations. Some of our facilities are subject to standards and procedures required by the Chemical Facility Anti-Terrorism Standards. We believe we are in compliance with all material requirements; however, such compliance may not prevent a terrorist attack from causing material damage to our facilities or pipelines. Any such terrorist attack on our facilities or pipelines, those of our customers, or in some cases, those of other pipelines could have a material adverse effect on our business, financial condition and results of operations.
Cybersecurity breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.
In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personal identification information of our employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption of our operations, damage to our reputation, and cause a loss of confidence in our products and services, which could adversely affect our business.
We have an equity investment in AmeriGas and the value of this investment, and the cash distributions we expect to receive from this investment, are subject to the risks encountered by AmeriGas with respect to its business.
As of December 31, 2013, we owned approximately 22.1 million AmeriGas common units and, as a result of a sale of approximately 9.2 million AmeriGas common units in January 2014, we owned 12.9 million AmeriGas common units as of January 31, 2014. The value of our investment in AmeriGas common units and the cash distributions we expect to receive on a quarterly basis with respect to these common units are subject to the risks encountered by AmeriGas with respect to its business, including the following:

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
More stringent regulatory initiatives in the U.S. Gulf of Mexico in the aftermath of the Macondo well oil spill may result in increased costs and delays in offshore oil and natural gas exploration and production operations, which costs and delays could significantly decrease the volume of our business and have a material adverse effect on our results of operations, financial position and liquidity.
In response to an April 2010 fire and explosion aboard the Deepwater Horizon drilling rig and resulting oil spill from the Macondo well operated by a third party in ultra-deep water in the U.S. Gulf of Mexico, federal authorities have pursued a series of regulatory initiatives to address the direct impact of that incident and to prevent similar incidents in the future. Beginning in 2010 and continuing through 2013, the federal government, acting through the U.S. Department of the Interior, or DOI, and its implementing agencies that have since evolved into the present day Bureau of Ocean Energy Management and Bureau of Safety and Environmental Enforcement has issued various rules, Notices to Lessees and Operators and temporary drilling moratoria that impose or result in added environmental and safety measures upon exploration, development and production operators in the U.S. Gulf of Mexico. These regulatory initiatives may serve to effectively slow down the pace of drilling and production operations in the U.S. Gulf of Mexico due to adjustments in operating procedures and certification practices, increased lead times to obtain exploration and production plan reviews, develop drilling applications, and apply for and receive new well permits and thus result in increased costs for affected operators, some of whom are our customers. The increased regulations and cost of drilling operations could result in decreased drilling activity in the areas serviced by us. Furthermore, business decisions by operators not to drill in the areas serviced by us in the future owing to the more rigorous regulatory environmental or increased costs of operating also could result in a reduction in the future development and production of natural gas reserves in the vicinity of our facilities, which could adversely affect our business, financial condition results of operations and cash flows. Also, if similar events were to occur in the future in the U.S. Gulf of Mexico in areas where we conduct operations, the United States could elect to again issue directives to temporarily cease drilling activities and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and gas exploration and development, which developments could have a material adverse effect on our volume of business as well as our financial position, results of operations and liquidity.
Our business is subject to federal, state and local laws and regulations that govern the product quality specifications of the petroleum products that we store and transport.
The petroleum products that we store and transport through Sunoco Logistics’ operations are sold by our customers for consumption into the public market. Various federal, state and local agencies have the authority to prescribe specific product quality specifications to commodities sold into the public market. Changes in product quality specifications could reduce our throughput volume, require us to incur additional handling costs or require the expenditure of significant capital. In addition, different product specifications for different markets impact the fungibility of products transported and stored in our pipeline systems and terminal facilities and could require the construction of additional storage to segregate products with different specifications. We may be unable to recover these costs through increased revenues.
In addition, our butane blending services are reliant upon gasoline vapor pressure specifications. Significant changes in such specifications could reduce butane blending opportunities, which would affect our ability to market our butane blending services licenses.
Our business could be affected adversely by union disputes and strikes or work stoppages by unionized employees.
As of December 31, 2013, approximately 12% of our workforce is covered by a number of collective bargaining agreements with various terms and dates of expirations. There can be no assurances that we will not experience a work stoppage in the future as a result of labor disagreements. Any work stoppage could, depending on the affected operations and the length of the work stoppage, have a material adverse effect on our business, financial position, results of operations or cash flows.
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
It is possible that any, or a combination, of these occurrences could have a material adverse effect on Sunoco’s business or results of operations.
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
Our failure to generate significant cost savings from these outsourcing initiatives could adversely affect our profitability and weaken Sunoco’s competitive position. Additionally, if the implementation of our outsourcing initiatives is disruptive to our retail marketing business, we could experience transaction errors, processing inefficiencies, and the loss of sales and customers, which could cause our business and results of operations to suffer.
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
Security breaches and other disruptions could compromise our information and operations, and expose us to liability, which would cause our business and reputation to suffer.
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
Our information technology infrastructure is critical to the efficient operation of our business and essential to our ability to perform day-today operations. Breaches in our information technology infrastructure or physical facilities, or other disruptions, could result in damage to our assets, safety incidents, damage to the environment, potential liability or the loss of contracts, and have a material adverse effect on our operations, financial position and results of operations.
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
Certain of our subsidiaries provide pension plan and other postretirement healthcare benefits to certain of their employees. The costs of providing pension and other postretirement health care benefits and related funding requirements are subject to changes in pension and other postretirement fund values, changing demographics and fluctuating actuarial assumptions that may have a material adverse effect on the Partnership’s future consolidated financial results. In addition, the passage of the Health Care Reform Act of 2010 could significantly increase the cost of health care benefits for our employees. While certain of the costs incurred in providing such pension and other postretirement healthcare benefits are recovered through the rates charged by the Partnership’s regulated businesses, the Partnership’s subsidiaries may not recover all of the costs and those rates are generally not immediately responsive to current market conditions or funding requirements. Additionally, if the current cost recovery mechanisms are changed or eliminated, the impact of these benefits on operating results could significantly increase.
Mergers among Sunoco Logistics’ customers and competitors could result in lower volumes being shipped on its pipelines or products stored in or distributed through its terminals, or reduced crude oil marketing margins or volumes.
Mergers between existing customers could provide strong economic incentives for the combined entities to utilize their existing systems instead of Sunoco Logistics’ systems in those markets where the systems compete. As a result, Sunoco Logistics could lose some or all of the volumes and associated revenues from these customers and could experience difficulty in replacing those lost volumes and revenues, which could materially and adversely affect our results of operations, financial position, or cash flows.
A portion of Sunoco Logistics’ general and administrative services have been outsourced to third-party service providers. Fraudulent activity or misuse of proprietary data involving its outsourcing partners could expose us to additional liability.
Sunoco Logistics utilizes both affiliate entities and third parties in the processing of its information and data. Breaches of its security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about Sunoco Logistics or its customers, including the potential loss or disclosure of such information or data as a result of fraud or other forms of deception, could expose Sunoco Logistics to a risk of loss or misuse of this information, result in litigation and potential liability for Sunoco Logistics, lead to reputational damage, increase compliance costs, or otherwise harm its business.

A material decrease in demand or distribution of crude oil available for transport through Sunoco Logistics’ pipelines or terminal facilities could materially and adversely affect our results of operations, financial position, or cash flows.
The volume of crude oil transported through Sunoco Logistics’ crude oil pipelines and terminal facilities depends on the availability of attractively priced crude oil produced or received in the areas serviced by its assets. A period of sustained crude oil price declines could lead to a decline in drilling activity, production and import levels in these areas. Similarly, a period of sustained increases in the price of crude oil supplied from any of these areas, as compared to alternative sources of crude oil available to Sunoco Logistics’ customers, could materially reduce demand for crude oil in these areas. In either case, the volumes of crude oil transported in Sunoco Logistics’ crude oil pipelines and terminal facilities could decline, and it could likely be difficult to secure alternative sources of attractively priced crude oil supply in a timely fashion or at all. If Sunoco Logistics is unable to replace any significant volume declines with additional volumes from other sources, our results of operations, financial position, or cash flows could be materially and adversely affected.
Tax Risks to Common Unitholders
Our tax treatment depends on our status as a partnership for federal income tax purposes, as well as our not being subject to a material amount of entity-level taxation by individual states. If the Internal Revenue Service (“IRS”) were to treat us as a corporation for federal income tax purposes or if we become subject to a material amount of entity-level taxation for state tax purposes, then our cash available for distribution would be substantially reduced.
The anticipated after-tax economic benefit of an investment in our Common Units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested, and do not plan to request, a ruling from the IRS, with respect to our classification as a partnership for federal income tax purposes.
Despite the fact that we are a limited partnership under Delaware law, we would be treated as a corporation for federal income tax purposes unless we satisfy a “qualifying income” requirement. Based upon our current operations, we believe we satisfy the qualifying income requirement. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.
If we were treated as a corporation, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35%, and we would likely pay additional state income taxes at varying rates. Distributions to Unitholders would generally be taxed again as corporate distributions, and none of our income, gains, losses or deductions would flow through to Unitholders. Because a tax would then be imposed upon us as a corporation, our cash available for distribution to Unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the Unitholders, likely causing a substantial reduction in the value of our Common Units.
Our partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution amounts may be adjusted to reflect the impact of that law on us. At the state level, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise, or other forms of taxation. Imposition of a similar tax on us in the jurisdictions in which we operate or in other jurisdictions to which we may expand could substantially reduce our case available for distribution to our unitholders.
The tax treatment of publicly traded partnerships or an investment in our common units could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly on a retroactive basis.
The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by legislative, judicial or administrative changes and differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. One such legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations, upon which we rely for our treatment as a partnership for federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or will ultimately be enacted. Any such changes could negatively impact the value of an investment in our common units. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for federal income tax purposes.

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
The anticipated after-tax economic benefit of our investment in the common units of Sunoco Logistics depends largely on Sunoco Logistics being treated as a partnership for federal income tax purposes. Sunoco Logistics has not requested, and does not plan to request, a ruling from the IRS on this matter. The IRS may adopt positions that differ from the ones Sunoco Logistics has taken. A successful IRS contest of the federal income tax positions Sunoco Logistics takes may impact adversely the market for its common units, and the costs of any IRS contest will reduce Sunoco Logistics’ cash available for distribution to its unitholders. If Sunoco Logistics were to be treated as a corporation for federal income tax purposes, it would pay federal income tax at the corporate tax rate, and likely would pay state income tax at varying rates. Distributions to its unitholders generally would be subject to tax again as corporate distributions. Treatment of Sunoco Logistics as a corporation would result in a material reduction in its anticipated cash flow and after-tax return to its unitholders. Current law may change so as to cause Sunoco Logistics to be treated as a corporation for federal income tax purposes or to otherwise subject it to a material amount of entity-level taxation. States are evaluating ways to subject partnerships to entity level taxation through the imposition of state income, franchise and other forms of taxation. If any states were to impose a tax on Sunoco Logistics, the cash available for distribution to its unitholders would be reduced.
As discussed above, the present federal income tax treatment of publicly traded partnerships, including Sunoco Logistics, or our investment in its common units, may be modified by administrative, legislative or judicial interpretation at any time. Any modification to the federal income tax laws and interpretations thereof may or may not be applied retroactively. Moreover, any such modification could make it more difficult or impossible for Sunoco Logistics to meet the exception which allows publicly traded partnerships that generate qualifying income to be treated as partnerships (rather than corporations) for U.S. federal income tax purposes, affect or cause Sunoco Logistics to change its business activities, or affect the tax consequences of our investment in Sunoco Logistics’ common units. Any such changes could negatively impact the value of our investment in Sunoco Logistics’ common units.
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
If Unitholders sell their Common Units, they will recognize a gain or loss equal to the difference between the amount realized and the tax basis in those Common Units. Because distributions in excess of the Unitholder’s allocable share of our net taxable income result in a decrease in the Unitholder’s tax basis in their Common Units, the amount, if any, of such prior excess distributions with respect to the units sold will, in effect, become taxable income to the Unitholder if they sell such units at a price greater than their tax basis in those units, even if the price received is less than their original cost. Furthermore, a substantial portion of the amount realized, whether or not representing gain, may be taxed as ordinary income due to potential recapture of depreciation deductions and certain other items. In addition, because the amount realized includes a Unitholder’s share of our nonrecourse liabilities, if a Unitholder sells units, the Unitholder may incur a tax liability in excess of the amount of cash received from the sale.

Tax-exempt entities and non-U.S. persons face unique tax issues from owning Common Units that may result in adverse tax consequences to them.
Investment in Common Units by tax-exempt entities, including employee benefit plans and individual retirement accounts (known as IRAs) and non-U.S. persons raises issues unique to them. For example, virtually all of our income allocated to Unitholders who are organizations exempt from federal income tax, including IRAs and other retirement plans, will be “unrelated business taxable income” and will be taxable to them. Allocations and/or distributions to non-U.S. persons will be reduced by withholding taxes imposed at the highest effective tax rate applicable to non-U.S. persons, and each non-U.S. person will be required to file United States federal and state income tax returns and pay tax on their share of our taxable income. If you are a tax exempt entity or non-U.S. person, you should consult your tax advisor before investing in our common units.
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
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, however, the Department of the Treasury and the IRS issued proposed Treasury Regulations that provide a safe harbor pursuant to which a publicly traded partnership may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our Unitholders.
A Unitholder whose units are the subject of a securities loan (e.g. a loan to a “short seller” to cover a short sale of units may be considered as having disposed of those units. If so, the Unitholder would no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from the disposition.
Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, a Unitholder whose units are the subject of a securities loan may be considered as having disposed of the loaned units. In that case, the Unitholder may no longer be treated for tax purposes as a partner with respect to those units during the period of the loan and may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those units may not be reportable by the Unitholder and any cash distributions received by the Unitholder as to those units could be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan of their units are urged to modify any applicable brokerage account agreements to prohibit their brokers from borrowing their units.
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
We will be considered to have technically terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same unit will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all Unitholders which would require us to file two federal partnership tax returns (and our Unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year, and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a Unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in such Unitholder’s taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes. We would be treated as a new partnership for tax purposes on the technical termination date, and would be required to make new tax elections and could be subject to penalties if we were unable to determine in a timely manner that a termination occurred. The IRS has recently announced a relief procedure whereby a publicly traded partnership that has technically terminated may be permitted to provide only a single Schedule K-1 to unitholders for the two tax years within the fiscal year in which the termination occurs.
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
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
A description of our properties is included in “Item 1. Business.” In addition, we own an office building for our executive office in Dallas, Texas and office buildings in Houston and San Antonio, Texas. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future, and that additional facilities will be available on commercially reasonable terms as needed.
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
ITEM 3.  LEGAL PROCEEDINGS
Sunoco, along with other refiners, manufacturers and sellers of gasoline, is a defendant in lawsuits alleging MTBE contamination of groundwater. The plaintiffs typically include water purveyors and municipalities responsible for supplying drinking water and governmental authorities. The plaintiffs are asserting primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. The plaintiffs in all of the cases are seeking to recover compensatory damages, and in some cases, injunctive relief , punitive damages and attorneys’ fees.
As of December 31, 2013, Sunoco is a defendant in seven cases, one of which was initiated by the State of New Jersey and two others by the Commonwealth of Puerto Rico with the more recent Puerto Rico action being a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. Six of these cases are venued in a multidistrict litigation (“MDL”) proceeding in a New York federal court. The most recently filed Puerto Rico action is expected to be transferred to the MDL. The New Jersey and Puerto Rico cases assert natural resource damage claims. In addition, Sunoco has received notice from another state that it intends to file an MTBE lawsuit in the near future asserting natural resource damage claims.
Fact discovery has concluded with respect to an initial set of fewer than 20 sites each that will be the subject of the first trial phase in the New Jersey case and the initial Puerto Rico case. Insufficient information has been developed about the plaintiffs’ legal theories or the facts with respect to statewide natural resource damage claims to provide an analysis of the ultimate potential liability of Sunoco in these matters; however, it is reasonably possible that a loss may be realized. Management believes that an adverse determination with respect to one or more of the MTBE cases could have a significant impact on results of operations during the period in which any said adverse determination occurs, but does not believe that any such adverse determination would have a material adverse effect on the Partnership’s consolidated financial position.
In January 2012, Sunoco Logistics experienced a release on its refined products pipeline in Wellington, Ohio. In connection with this release, the PHMSA issued a Corrective Action Order under which Sunoco Logistics is obligated to follow specific requirements in the investigation of the release and the repaid and reactivation of the pipeline. Sunoco Logistics also entered into an Order on Consent with the EPA regarding the environmental remediation of the release site. All requirements of the Order of Consent with the EPA have been fulfilled and the Order has been satisfied and closed. Sunoco Logistics has also received a "No Further Action" approval from the Ohio EPA for all soil and groundwater remediation requirements. Sunoco Logistics has not received any proposed penalties associated with this release and continues to cooperate with both PHMSA and the EPA to complete the investigation of the incident and repair of the pipeline.
In 2012, the EPA issued a proposed consent agreement related to the releases that occurred at Sunoco Logistics’ pump station/tank farm in Barbers Hill, Texas and pump station/tank farm located in Cromwell, Oklahoma in 2010 and 2011, respectively. These matters were referred to the U.S. Department of Justice ("DOJ") by the EPA. In November 2012, Sunoco Logistics received an initial assessment of $1.4 million associated with these releases. Sunoco Logistics is in discussions with the EPA and the DOJ on this matter and hopes to resolve the issue during 2014.

In September 2013, the Pennsylvania Department of Environmental Protection ("PADEP") issued a Notice of Violation and proposed penalties in excess of $0.1 million based on alleged violations of various safety regulations relating to the November 2008 products release by Sunoco Pipeline L.P., a subsidiary of Sunoco Logistics, in Murrysville, Pennsylvania. Sunoco Logistics is currently in discussions with the PADEP. The timing or outcome of this matter cannot be reasonably determined at this time. However, we do not expect a material impact to the Partnership’s results of operations, cash flows or financial position.
Additionally, we have received notices of violations and potential fines under various federal, state and local provisions relating to the discharge of materials into the environment or protection of the environment. While we believe that even if any one or more of the environmental proceedings listed below were decided against us, it would not be material to our financial position, results of operations or cash flows, we are required to report environmental proceedings if we reasonably believe that such proceedings will result in monetary sanctions in excess of $0.1 million.
For a description of legal proceedings, see Note 10 to our consolidated financial statements.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON UNITS, RELATED UNITHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of and Distributions on the Common Units and Related Unitholder Matters
Our Common Units are listed on the New York Stock Exchange (the “NYSE”) under the symbol “ETP.” The following table sets forth, for the periods indicated, the high and low sales prices per Common Unit, as reported on the NYSE Composite Tape, and the amount of cash distributions paid per Common Unit for the periods indicated.

	Price Range		Cash Distribution(1)
	High	Low
Fiscal Year 2013
Fourth Quarter	$57.31	$50.60	$0.92000
Third Quarter	54.85	49.40	0.90500
Second Quarter	53.00	45.16	0.89375
First Quarter	50.71	43.67	0.89375

Fiscal Year 2012
Fourth Quarter	$45.00	$40.19	$0.89375
Third Quarter	46.00	41.35	0.89375
Second Quarter	51.00	41.15	0.89375
First Quarter	50.12	45.75	0.89375

(1)
Distributions are shown in the quarter with respect to which they relate. For each of the indicated quarters for which distributions have been made, an identical per unit cash distribution was paid on any units subordinated to our Common Units outstanding at such time. Please see “ Cash Distribution Policy” below for a discussion of our policy regarding the payment of distributions.

Description of Units
As of February 21, 2014, there were approximately 512,000 individual Common Unitholders, which includes Common Units held in street name. The Common Units are entitled to distributions of Available Cash as described below under “Cash Distribution Policy.”
In conjunction with our purchase of the capital stock of Heritage Holdings, Inc. (“HHI”) in January 2004, there are currently 8.9 million Class E Units outstanding, all of which are currently owned by HHI. The Class E Units generally do not have any voting rights. The Class E Units are entitled to aggregate cash distributions equal to 11.1% of the total amount of cash distributed to all Unitholders, including the Class E Unitholders, up to $1.41 per unit per year. As the Class E Units are owned by a wholly owned subsidiary, the cash distributions on those units are eliminated in our consolidated financial statements. Although no plans are currently in place, management may evaluate whether to retire the Class E Units at a future date.
In conjunction with the Sunoco Merger, we amended our partnership agreement to create the Class F Units. The number of Class F Units issued was determined at the closing of the Sunoco Merger and equaled 90.7 million, which included 40 million Class F Units issued in exchange for cash contributed by Sunoco to us immediately prior to or concurrent with the closing of the Sunoco Merger. The Class F Units generally did not have any voting rights. The Class F Units were entitled to aggregate cash distributions equal to 35% of the total amount of cash generated by us and our subsidiaries, other than Holdco, and available for distribution, up to a maximum of $3.75 per Class F Unit per year. In April 2013, all of the outstanding Class F Units were exchanged for Class G Units on a one-for-one basis. The Class G Units have terms that are substantially the same as the Class F Units, with the principal difference between the Class G Units and the Class F Units being that allocations of depreciation and amortization to the Class G Units for tax purposes are based on a predetermined percentage and are not contingent on whether ETP has net income or loss. These units are held by a subsidiary and therefore are reflected as treasury units in the consolidated financial statements.
Pursuant to an Exchange and Redemption Agreement previously entered into between ETP, ETE and ETE Holdings, ETP redeemed and cancelled 50.2 million of its Common Units representing limited partner interests (the “Redeemed Units”) owned by ETE Holdings on October 31, 2013 in exchange for the issuance by ETP to ETE Holdings of a new class of limited partner interest in ETP (the “Class H Units”), which are generally entitled to (i) allocations of profits, losses and other items from ETP corresponding to 50.05% of the profits, losses, and other items allocated to ETP by Sunoco Partners with respect to the IDRs and general partner interest in Sunoco Logistics held by Sunoco Partners, (ii) distributions from available cash at ETP for each quarter equal to 50.05% of the cash distributed to ETP by Sunoco Partners with respect to the IDRs and general partner interest in Sunoco Logistics held by Sunoco Partners for such quarter and, to the extent not previously distributed to holders of the Class H Units, for any previous quarters and (iii) incremental additional cash distributions in the aggregate amount of $329 million, to be payable by ETP to ETE Holdings over 15 quarters, commencing with the quarter ended September 30, 2013 and ending with the quarter ending March 31, 2017. The incremental cash distributions referred to in clause (iii) of the previous sentence are intended to offset a portion of the IDR subsidies previously granted by ETE to ETP in connection with the Citrus Merger, the Holdco Transaction and the Holdco Acquisition. In connection with the issuance of the Class H Units, ETE and ETP also agreed to certain adjustments to the prior IDR subsidies in order to ensure that the IDR subsidies are fixed amounts for each quarter to which the IDR subsidies are in effect.
As of December 31, 2013, our General Partner owned an approximate 0.7% general partner interest in us and the holders of Common Units, Class E, Class G and Class H Units collectively owned a 99.3% limited partner interest in us.
IDRs represent the contractual right to receive a specified percentage of quarterly distributions of Available Cash from operating surplus after the minimum quarterly distribution has been paid. Please read “Distributions of Available Cash from Operating Surplus” below.
Cash Distribution Policy
General.  We will distribute all of our “Available Cash” to our Unitholders and our General Partner within 45 days following the end of each fiscal quarter.
Definition of Available Cash.  Available Cash is defined in our Partnership Agreement and generally means, with respect to any calendar quarter, all cash on hand at the end of such quarter:

•	Less the amount of cash reserves that are necessary or appropriate in the reasonable discretion of the General Partner to

•	provide for the proper conduct of our business;

•	comply with applicable law and/or debt instrument or other agreement (including reserves for future capital expenditures and for our future capital needs); or

•	provide funds for distributions to Unitholders and our General Partner in respect of any one or more of the next four quarters.

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
Definition of Operating Surplus.  Our operating surplus for any period generally means:

•	our cash balance on the closing date of our initial public offering in 1996; plus

•	$10 million (as described below); plus

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

Characterization of Cash Distributions.  We will treat all Available Cash distributed as coming from operating surplus until the sum of all Available Cash distributed since we began operations equals the operating surplus as of the most recent date of determination of Available Cash. We will treat any amount distributed in excess of operating surplus, regardless of its source, as capital surplus. As defined in our Partnership Agreement, operating surplus includes $10 million in addition to our cash balance on the closing date of our initial public offering, cash receipts from our operations and cash from working capital borrowings. This amount does not reflect actual cash on hand that is available for distribution to our Unitholders. Rather, it is a provision that enables us, if we choose, to distribute as operating surplus up to $10 million of cash we receive in the future from non-operating sources, such as asset sales, issuances of securities, and long-term borrowings, that would otherwise be distributed as capital surplus. We have not made, and we anticipate that we will not make, any distributions from capital surplus.
Distributions of Available Cash from Operating Surplus
The terms of our partnership agreement require that we make cash distributions with respect to each calendar quarter within 45 days following the end of each calendar quarter. For any quarter, we are required to make distributions of Available Cash from operating surplus initially to the Class H Unitholders in an amount equal to 50.05% of all distributions to ETP by Sunoco Partners LLC with respect to the incentive distribution rights and general partner interest in Sunoco Logistics, calculated on a cumulative basis beginning October 31, 2013. We are also required to make incremental cash distributions to the Class H Unitholders in the aggregate amount of $329 million, subject to adjustment, over 15 quarters, commencing with the quarter ended September 30, 2013 and ending with the quarter ending March 31, 2017. We are required to make distributions of any remaining Available Cash from operating surplus for any quarter in the following manner:

•
First, 100% to all Common Unitholders, Class E Unitholders, Class G Unitholders and the general partner, in accordance with their percentage interests, until each Common Unit has received $0.25 per unit for such quarter (the “minimum quarterly distribution”);

•
Second, 100% to all Common Unitholders, Class E Unitholders, Class G Unitholders and the general partner, in accordance with their respective percentage interests, until each Common Unit has received $0.275 per unit for such quarter (the “first target distribution”);

•
Third, (i) to the general partner in accordance with its percentage interest, (ii) 13% to the holders of the IDRs, pro rata, and (iii) to all Common Unitholders, Class E Unitholders and Class G Unitholders, pro rata, a percentage equal to 100% less the percentages applicable to the general partner and holders of the IDRs, until each Common Unit has received $0.3175 per unit for such quarter (the “second target distribution”);

•
Fourth, (i) to the general partner in accordance with its percentage interest, (ii) 23% to the holders of the IDRs, pro rata, and (iii) to all Common Unitholders, Class E Unitholders and Class G Unitholders, pro rata, a percentage equal to 100% less the percentages applicable to the general partner and holders of the IDRs, until each Common Unit has received $0.4125 per unit for such quarter (the “third target distribution”); and

•
Fifth, thereafter, (i) to the general partner in accordance with its percentage interest, (ii) 48% to the holder of the IDRs, pro rata, and (iii) to all Common Unitholders, Class E Unitholders and Class G Unitholders, pro rata, a percentage equal to 100% less the percentages applicable to the general partner and holders of the IDRs.

The allocation of distributions among the Common, Class E, Class G and Class H Unitholders and the General Partner is based on their respective interests as of the record date for such distributions.
Notwithstanding the foregoing, the distributions on each Class E unit may not exceed $1.41 per year and distributions on each Class G unit may not exceed $3.75 per year. In addition, the distributions to the holders of the incentive distribution rights will not exceed the amount the holders of the incentive distributions rights would otherwise receive if the available cash for distribution were reduced to the extent it constitutes amounts previously distributed with respect to the Class G units.
The incentive distributions described above do not reflect the impact of IDR subsidies previously agreed to by ETE in connection with previous transactions, as described below under “IDR Subsidies.”

Distributions of Available Cash from Capital Surplus
We are required to make distributions of Available Cash from capital surplus initially to the Class H Unitholders in a manner similar to the distributions of Available Cash from operating surplus, as described above. We will make distributions of any remaining Available Cash from capital surplus in the following manner:

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
IDR Subsidies
As described above, our partnership agreement requires certain incentive distributions to the holders of the IDRs. As the holder of the IDRs, ETE has previously agreed to incremental distribution relinquishments in connection with our acquisition of Citrus Corp., our and ETE’s formation of Holdco and the subsequent contribution of ETE’s interest in Holdco to us.
In addition, the incremental distributions on the Class H Units, which are referred to in “Distributions of Available Cash from Operating Surplus” above, were intended to offset a portion of the incremental distribution relinquishments previously granted by ETE to the Partnership. In connection with the issuance of the Class H Units, ETE and the Partnership also agreed to certain adjustments to the incremental distributions on the Class H Units in order to ensure that the net impact of the incremental distribution relinquishments (a portion of which is variable) and the incremental distributions on the Class H Units are fixed amounts for each quarter for which the incremental distribution relinquishments and incremental distributions on the Class H Units are in effect.
In addition to the amounts above, in connection with the Partnership’s transfer of Trunkline LNG to ETE in February 2014, ETE agreed to provide additional subsidies to ETP through its relinquishment of incentive distributions of $50 million, $50 million, $45 million and $35 million for the years ending December 31, 2016, 2017, 2018 and 2019, respectively.
Following is a summary of the net amounts by which these incremental distribution relinquishments and incremental distributions on Class H Units would reduce the total distributions that would potentially be made to ETE in future quarters:

	Quarters Ending
	March 31	June 30	September 30	December 31	Total Year
2014	$26.5	$26.5	$26.5	$26.5	$106.0
2015	12.5	12.5	13.0	13.0	51.0
2016	18.0	18.0	18.0	18.0	72.0
2017	12.5	12.5	12.5	12.5	50.0
2018	11.25	11.25	11.25	11.25	45.0
2019	8.75	8.75	8.75	8.75	35.0

Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table discloses purchases of ETP Common Units made by us or on our behalf in the quarter ended December 31, 2013:

Period	Total Number of Units Purchased	Average Price Paid per Unit	Total Number of Units Not Purchased as Part of Publicly Announced Plans or Programs (1)	Total Number of Units Purchased as Part of Publicly Announced Plans or Programs
October 2013	—	$—	—	—
November 2013	—	—	—	—
December 2013	379,599	54.28	379,599	—

(1)
The units reported in this column represent purchases settled during the quarter ended December 31, 2013 relating to our purchases of units in open-market transactions to meet our obligations under our equity incentive plans for employees, officers and directors.

ITEM 6.  SELECTED FINANCIAL DATA
The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and the accompanying notes thereto included elsewhere in this report. The amounts in the table below, except per unit data, are in millions.
In accordance with GAAP, we have accounted for the Holdco Transaction, whereby ETP obtained control of Southern Union, as a reorganization of entities under common control. Accordingly, ETP’s consolidated financial statements for the year ended December 31, 2012 reflected retrospective consolidation of Southern Union into ETP beginning March 26, 2012 (the date ETE acquired Southern Union). In 2013, Southern Union disposed of the assets of MGE and NEG. The results of continuing operations of the distribution operations were reflected as income from discontinued operations.
These changes only impacted interim periods in 2012, and no prior annual amounts have been adjusted for the Holdco Transaction.
In October 2012, we sold ETC Canyon Pipeline, LLC (“Canyon”), and the results of continuing operations of Canyon were reflected as discontinued operations.

	Years Ended December 31,
	2013	2012	2011	2010	2009
Statement of Operations Data:
Total revenues	$46,339	$15,702	$6,799	$5,843	$5,378
Operating income	1,541	1,394	1,247	1,065	1,134
Income from continuing operations	735	1,757	700	623	797
Basic income (loss) from continuing operations per limited partner unit	(0.23)	4.93	1.12	1.23	2.56
Diluted income (loss) from continuing operations per limited partner unit	(0.23)	4.91	1.12	1.23	2.56
Cash distributions per unit	3.68	3.58	3.58	3.58	3.58
Balance Sheet Data (at period end):
Total assets	43,702	43,230	15,519	12,150	11,735
Long-term debt, less current maturities	16,451	15,442	7,388	6,405	6,177
Total equity	16,288	17,332	6,350	4,743	4,600
Other Financial Data:
Capital expenditures:
Maintenance (accrual basis)	343	313	134	99	103
Growth (accrual basis)	2,112	2,736	1,350	1,276	524
Cash (received in) paid for acquisitions	1,737	1,364	1,972	178	(30)

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
References to “we,” “us,” “our,” the “Partnership” and “ETP” shall mean Energy Transfer Partners, L.P. and its subsidiaries.
Overview
The primary activities and operating subsidiaries through which we conduct those activities are as follows:

•	Natural gas operations, including the following:

•	natural gas midstream and intrastate transportation and storage through La Grange Acquisition, L.P., which we refer to as ETC OLP; and

•
interstate natural gas transportation and storage through ET Interstate and Panhandle. ET Interstate is the parent company of Transwestern, ETC FEP, ETC Tiger and CrossCountry. Panhandle is the parent company of the Trunkline and Sea Robin transmission systems.

•	NGL transportation, storage and fractionation services primarily through Lone Star.

•	Refined product and crude oil operations, including the following:

•	refined product and crude oil transportation through Sunoco Logistics; and

•	retail marketing of gasoline and middle distillates through Sunoco and MACS.
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
Sale of AmeriGas Common Units
On July 12, 2013, we sold 7.5 million AmeriGas common units for net proceeds of $346 million. Net proceeds from this sale were used to repay borrowings under the ETP Credit Facility. In January 2014, we sold 9.2 million AmeriGas common units for net proceeds of $381 million. Net proceeds from this sale were used to repay borrowings under the ETP Credit Facility and for general partnership purposes.
Class H Units
Pursuant to an Exchange and Redemption Agreement previously entered into between ETP, ETE and ETE Holdings, ETP redeemed and cancelled 50.2 million of its Common Units representing limited partner interests (the “Redeemed Units”) owned by ETE Holdings on October 31, 2013 in exchange for the issuance by ETP to ETE Holdings of a new class of limited partner interest in

ETP (the “Class H Units”), which are generally entitled to (i) allocations of profits, losses and other items from ETP corresponding to 50.05% of the profits, losses, and other items allocated to ETP by Sunoco Partners with respect to the IDRs and general partner interest in Sunoco Logistics held by Sunoco Partners, (ii) distributions from available cash at ETP for each quarter equal to 50.05% of the cash distributed to ETP by Sunoco Partners with respect to the IDRs and general partner interest in Sunoco Logistics held by Sunoco Partners for such quarter and, to the extent not previously distributed to holders of the Class H Units, for any previous quarters and (iii) incremental additional cash distributions in the aggregate amount of $329 million, to be payable by ETP to ETE Holdings over 15 quarters, commencing with the quarter ended September 30, 2013 and ending with the quarter ending March 31, 2017. The incremental cash distributions referred to in clause (iii) of the previous sentence are intended to offset a portion of the IDR subsidies previously granted by ETE to ETP in connection with the Citrus Merger, the Holdco Transaction and the Holdco Acquisition. In connection with the issuance of the Class H Units, ETE and ETP also agreed to certain adjustments to the prior IDR subsidies in order to ensure that the IDR subsidies are fixed amounts for each quarter to which the IDR subsidies are in effect. For a summary of the net IDR subsidy amounts resulting from this transaction, see “Quarterly Distributions of Available Cash” in Note 7.
LNG Export Project
On August 7, 2013, Lake Charles Exports, LLC, an entity owned by BG LNG Services, LLC and Trunkline LNG Holdings, LLC, received an order from the Department of Energy conditionally granting authorization to export up to 15 million metric tonnes per annum of LNG to non-free trade agreement countries from the existing LNG import terminal owned by Trunkline LNG Company, LLC, which is located in Lake Charles, Louisiana.  Lake Charles Exports, LLC previously received approval to export LNG from the Lake Charles facility to free trade agreement countries on July 22, 2011. In October 2013, Trunkline and BG Group announced their entry into a project development agreement to jointly develop the LNG export project at the existing Trunkline LNG import terminal.
Sale of Southern Union’s Distribution Operations
In September 2013, Southern Union completed its sale of the assets of MGE for an aggregate purchase price of $975 million, subject to customary post-closing adjustments. In December 2013, Southern Union completed its sale of the assets of NEG for cash proceeds of $40 million, subject to customary post-closing adjustments, and the assumption of $20 million of debt.
Retail Acquisition
In October 2013, La Grange Acquisition, L.P., an indirect wholly-owned subsidiary of ETP, acquired convenience store operator MACS with a network of approximately 300 company-owned and dealer locations. These operations will be reflected in ETP’s retail marketing segment, along with the retail marketing operations owned by Holdco, beginning in the fourth quarter of 2013.
Resumption of Distribution Rate Growth
In the third quarter of 2013, ETP increased its quarterly distribution rate to $0.905 per unit ($3.62 annualized). With respect to the quarter ended December 31, 2013, ETP increased its quarterly distribution rate to $0.92 per unit ($3.68 annualized).
Second Fractionator at Lone Star’s Mont Belvieu Facility
In November 2013, we announced that Lone Star has placed in service a second 100,000 barrel-per-day NGL fractionator at its facility in Mont Belvieu, Texas, bringing Lone Star’s total fractionation capacity at Mont Belvieu to 200,000 barrels per day.
Panhandle Merger
On January 10, 2014, Panhandle consummated a merger with Southern Union, the indirect parent of Panhandle, and PEPL Holdings, the sole limited partner of Panhandle, pursuant to which each of Southern Union and PEPL Holdings were merged with and into Panhandle (the “Panhandle Merger”), with Panhandle surviving the Panhandle Merger. In connection with the Panhandle Merger, Panhandle assumed Southern Union’s obligations under its 7.6% Senior Notes due 2024, 8.25% Senior Notes due 2029 and the Junior Subordinated Notes due 2066. At the time of the Panhandle Merger, Southern Union did not have operations of its own, other than its ownership of Panhandle and noncontrolling interest in PEI Power II, LLC, Regency (31.4 million common units and 6.3 million F Units), and ETP (2.2 million Common Units). In connection with the Panhandle Merger, Panhandle also assumed PEPL Holdings’ guarantee of $600 million of Regency senior notes.
Trunkline LNG Transaction
On February 19, 2014, ETE and ETP completed the transfer to ETE of Trunkline LNG, the entity that owns a LNG regasification facility in Lake Charles, Louisiana, from ETP in exchange for the redemption by ETP of 18.7 million ETP Common Units held by ETE. This transaction was effective as of January 1, 2014.

General
Our primary objective is to increase the level of our distributable cash flow over time by pursuing a business strategy that is currently focused on growing our businesses through, among other things, pursuing certain construction and expansion opportunities relating to our existing infrastructure and acquiring certain strategic operations and businesses or assets as demonstrated by our recent acquisitions and organic growth projects. The actual amounts of cash that we will have available for distribution will primarily depend on the amount of cash we generate from our operations.
During the past several years, we have been successful in completing several transactions that have increased our distributable cash flow. We have also made, and are continuing to make, significant investments in internal growth projects, primarily the construction of pipelines, gathering systems and natural gas treating and processing plants, which we believe will provide additional distributable cash flow to our Partnership for years to come. Lastly, we have established and executed on cost control measures to drive cost savings across our operations to generate additional distributable cash flow.
Our principal operations as of December 31, 2013 included the following segments:

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

•
Interstate transportation and storage – The majority of our interstate transportation and storage revenues are generated through firm reservation charges that are based on the amount of firm capacity reserved for our firm shippers regardless of usage. Tiger, FEP, Transwestern and Panhandle shippers have made long-term commitments to pay reservation charges for the firm capacity reserved for their use.  In addition to reservation revenues, additional revenue sources include interruptible transportation charges as well as usage rates and overrun rates paid by firm shippers based on their actual capacity usage.

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

•
Retail marketing – Revenue is principally generated from the sale of gasoline and middle distillates and the operation of convenience stores in 24 states, primarily on the east coast and in the midwest region of the United States. These stores supplement sales of fuel products with a broad mix of merchandise such as groceries, fast foods, beverages and tobacco products.

Trends and Outlook
We remain focused on the full integration and optimization of our diversified asset portfolio to enhance unitholder value. Recently, we have taken advantage of numerous asset optimization opportunities through strategic transactions among us and our subsidiaries and/or affiliates, and we expect to continue to evaluate and execute on such opportunities. We will also continue to look for opportunities to simplify our organization, which may include additional sales or transfers of non-core assets or businesses. As we have in the past, we will evaluate growth projects and acquisitions as such opportunities may be identified in the future, and we intend to continue to maintain sufficient liquidity to allow us to fund such potential growth projects and acquisitions. We intend to continue our distribution rate increases maintaining a distribution coverage ratio of 1.05x, thereby promoting a prudent balance between distribution rate increases and enhanced financial flexibility and strength while maintaining our investment grade ratings.
We expect to see processing and throughput volumes increase over 2014 as numerous projects that have been placed in service recently continue to ramp up. We have announced growth projects aggregating to $830 million that are expected to be placed in service through 2014 primarily in our midstream and NGL transportation and services segments, in which we plan to invest $575 million to $630 million in 2014 which we expect to drive growth over the next several years.
Regarding industry trends, we expect natural gas and NGL prices to remain within a range similar to recent history, as numerous forces impact both the supply and demand of natural gas and NGLs, including the ongoing economic recovery, coal to gas switching for power generation, exports to Mexico, conversion of natural gas pipelines to more profitable commodities, and increasing supply of natural gas from shale developments and associated gas from crude oil wells.
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
During the fourth quarter 2013, management realigned the composition of our reportable segments, and as a result, our natural gas marketing operations are now aggregated into the “all other” segment. These operations were previously reported in the midstream segment. Based on this change in our segment presentation, we have recast the presentation of our segment results for the prior years to be consistent with the current year presentation. See Note 14 to our consolidated financial statements for additional financial information about our segments.
In accordance with GAAP, we have accounted for the Holdco Transaction, whereby ETP obtained control of Southern Union, as a reorganization of entities under common control. Accordingly, ETP’s consolidated financial statements have been retrospectively adjusted to reflect consolidation of Southern Union into ETP beginning March 26, 2012 (the date ETE acquired Southern Union).

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Consolidated Results

	Years Ended December 31,
	2013	2012	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$464	$601	$(137)
Interstate transportation and storage	1,269	1,013	256
Midstream	479	467	12
NGL transportation and services	351	209	142
Investment in Sunoco Logistics	871	219	652
Retail marketing	325	109	216
All other	194	126	68
Total	3,953	2,744	1,209
Depreciation and amortization	(1,032)	(656)	(376)
Interest expense, net of interest capitalized	(849)	(665)	(184)
Gain on deconsolidation of Propane Business	—	1,057	(1,057)
Gain on sale of AmeriGas common units	87	—	87
Goodwill impairment	(689)	—	(689)
Gains (losses) on interest rate derivatives	44	(4)	48
Non-cash unit-based compensation expense	(47)	(42)	(5)
Unrealized gains (losses) on commodity risk management activities	51	(9)	60
LIFO valuation adjustments	3	(75)	78
Loss on extinguishment of debt	—	(115)	115
Non-operating environmental remediation	(168)	—	(168)
Adjusted EBITDA related to discontinued operations	(76)	(99)	23
Adjusted EBITDA related to unconsolidated affiliates	(629)	(480)	(149)
Equity in earnings of unconsolidated affiliates	172	142	30
Other, net	12	22	(10)
Income from continuing operations before income tax expense	832	1,820	(988)
Income tax expense from continuing operations	(97)	(63)	(34)
Income from continuing operations	735	1,757	(1,022)
Income (loss) from discontinued operations	33	(109)	142
Net income	$768	$1,648	$(880)
See the detailed discussion of Segment Adjusted EBITDA below.
The year ended December 31, 2012 was impacted by multiple transactions. Additional information has been provided in “Supplemental Pro Forma Information” below, which provides pro forma information assuming the transactions had occurred at the beginning of the period.
Depreciation and Amortization. Depreciation and amortization increased primarily as a result of acquisitions and growth projects including:

•	depreciation and amortization related to Southern Union of $189 million in 2013 compared to $179 million from March 26, 2012 through December 31, 2012;

•	depreciation and amortization related to Sunoco Logistics of $265 million in 2013 compared to $63 million from October 5, 2012 through December 31, 2012;

•	depreciation and amortization related to Sunoco of $113 million in 2013 compared to $32 million from October 5, 2012 through December 31, 2012; and

•	additional depreciation and amortization recorded from assets placed in service in 2013 and 2012.
Interest Expense. Interest expense increased primarily due to:

•	interest expense related to Sunoco Logistics of $76 million in 2013 compared to $14 million from October 5, 2012 through December 31, 2012;

•	interest expense related to Sunoco of $33 million in 2013 compared to $9 million from October 5, 2012 through December 31, 2012;

•	incremental interest expense due to the issuance of $1.25 billion of senior notes in January 2013 and the issuance of $1.5 billion of senior notes in September 2013; and

•	a decrease in capitalized interest related to growth projects placed into service.
Gain on Deconsolidation of Propane Business. A gain on deconsolidation was recognized as a result of the contribution of our Propane Business to AmeriGas in January 2012.
Gain on Sale of AmeriGas Common Units. In July 2013, we sold 7.5 million of the AmeriGas common units that we originally received in connection with the contribution of our Propane Business to AmeriGas in January 2012. We recorded a gain based on the sale proceeds in excess of the carrying amount of the units sold.
Goodwill Impairment. In 2013, Trunkline LNG recorded a $689 million goodwill impairment. The decline in the estimated fair value was primarily due to changes related to (i) the structure and capitalization of the planned LNG export project at Trunkline LNG’s Lake Charles facility, (ii) an analysis of current macroeconomic factors, including global natural gas prices and relative spreads, as of the date of our assessment, (iii) judgments regarding the prospect of obtaining regulatory approval for a proposed LNG export project and the uncertainty associated with the timing of such approvals, and (iv) changes in assumptions related to potential future revenues from the import facility and the proposed export facility.  An assessment of these factors in the fourth quarter of 2013 led to a conclusion that the estimated fair value of the Trunkline LNG reporting unit was less than its carrying amount.
Gains (Losses) on Interest Rate Derivatives. Gains on interest rate derivatives during the year ended December 31, 2013 resulted from increases in forward interest rates, which caused our forward-starting swaps to increase in value. These swaps are marked to fair value for accounting purposes with changes in value recorded in earnings each period. Conversely, decreases in forward interest rates resulted in losses on interest rate derivatives during the year ended December 31, 2012.
Unrealized Gains (Losses) on Commodity Risk Management Activities. See discussion included in the analysis of segment results below.
LIFO Valuation Adjustments. LIFO valuation reserve adjustments were recorded for the inventory associated with Sunoco’s retail marketing operations as a result of commodity price changes between periods.
Loss on Extinguishment of Debt. A loss on extinguishment of debt was recognized in January 2012 in connection with our tender offers in which we repurchased approximately $750 million in aggregate principal amount of Senior Notes.
Non-Operating Environmental Remediation. Non-operating environmental remediation was primarily related to Sunoco’s recognition of environmental obligations related to closed sites.
Adjusted EBITDA Related to Discontinued Operations. In 2013, amounts reflected Southern Union’s distribution operations through the date of sale. Southern Union completed the sales of the assets of MGE in September 2013 and the assets of NEG in December 2013. In 2012, amounts reflected the operations of Canyon, which was sold in October 2012, and, for the period from March 26, 2012 to December 31, 2012, Southern Union’s distribution operations.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. Amounts reflected for 2013 primarily include our proportionate share of such amounts related to AmeriGas, Citrus, FEP and Regency. The 2012 amounts primarily represented our proportionate share of such amounts for AmeriGas, Citrus (beginning March 26, 2012) and FEP. Such amounts were included in calculating Segment Adjusted EBITDA and net income.
Other, net. Other, net in 2013 was primarily related to biodiesel tax credits recorded by Sunoco, amortization of regulatory assets and other income and expense amounts. Other, net in 2012 was primarily related to Southern Union’s recognition of a net curtailment gain of $15 million related to its postretirement benefit plans.

Income Tax Expense. Income tax expense increased primarily due to the acquisitions of Southern Union and Sunoco in 2012, both of which are taxable corporations.
Supplemental Information on Unconsolidated Affiliates
The following table presents equity in earnings of unconsolidated affiliates, the proportionate share of unconsolidated affiliates’ interest, depreciation, amortization, non-cash compensation expense, loss on debt extinguishment and taxes by unconsolidated affiliate, Adjusted EBITDA related to unconsolidated affiliates and distributions received from affiliates for the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013	2012	Change
Equity in earnings (losses) of unconsolidated affiliates:
AmeriGas	$50	$(4)	$54
Citrus	87	65	22
FEP	55	55	—
Regency	8	—	8
Other	(28)	26	(54)
Total equity in earnings of unconsolidated affiliates	$172	$142	$30
Proportionate share of interest, depreciation, amortization, non-cash compensation expense, loss on debt extinguishment and taxes:
AmeriGas	$125	$143	$(18)
Citrus	209	163	46
FEP	20	22	(2)
Regency	58	—	58
Other	45	10	35
Total proportionate share of interest, depreciation, amortization, non-cash compensation expense, loss on debt extinguishment and taxes	$457	$338	$119
Adjusted EBITDA related to unconsolidated affiliates:
AmeriGas	$175	$139	$36
Citrus	296	228	68
FEP	75	77	(2)
Regency	66	—	66
Other	17	36	(19)
Total Adjusted EBITDA related to unconsolidated affiliates	$629	$480	$149
Distributions received from unconsolidated affiliates:
AmeriGas	$86	$94	$(8)
Citrus	175	88	87
FEP	69	70	(1)
Regency	44	—	44
Other	90	10	80
Total distributions received from unconsolidated affiliates	$464	$262	$202
Segment Operating Results
Our reportable segments are discussed below. “All other” includes our compression operations, our investment in AmeriGas, Southern Union’s local distribution operations, our approximate 33% non-operating interest in PES, our investment in Regency, our natural gas marketing operations and our wholesale propane businesses.
In 2013, certain costs previously reported as selling, general and administrative expenses were reclassified to operating expenses. These costs include support functions such as engineering, environmental services, maintenance and reliability, pipeline integrity, procurement and technical services. Prior period amounts have been reclassified to conform to the current year presentation.

On January 12, 2012, we received an equity investment in AmeriGas as partial consideration for the contribution of our Propane Business to AmeriGas. As a result, our all other segment includes eleven days of consolidated activity related to our Propane Business for the year ended December 31, 2012. Amounts attributable to our investment in AmeriGas are reflected above in “Supplemental Information on Unconsolidated Affiliates.”
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

•
Non-cash compensation expense. These amounts represent the total non-cash compensation recorded in operating expenses and selling, general and administrative expenses. This expense is not included in Segment Adjusted EBITDA and therefore is added back to calculate the segment measure.

•
Adjusted EBITDA related to unconsolidated affiliates. These amounts represent our proportionate share of the Adjusted EBITDA of our unconsolidated affiliates. Amounts reflected are calculated consistently with our definition of Adjusted EBITDA.

For additional information regarding our business segments, see “Item 1. Business” and Notes 1 and 14 to our consolidated financial statements.
Intrastate Transportation and Storage

	Years Ended December 31,
	2013	2012	Change
Natural gas transported (MMBtu/d)	9,455,878	9,849,900	(394,022)
Revenues	$2,452	$2,191	$261
Cost of products sold	1,737	1,394	343
Gross margin	715	797	(82)
Unrealized (gains) losses on commodity risk management activities	(39)	19	(58)
Operating expenses, excluding non-cash compensation expense	(189)	(191)	2
Selling, general and administrative expenses, excluding non-cash compensation expense	(23)	(25)	2
Adjusted EBITDA related to unconsolidated affiliates	—	1	(1)
Segment Adjusted EBITDA	$464	$601	$(137)
Volumes.  Transported volumes decreased due to the cessation of certain long-term contracts, the impact of which was partially offset by the impact from a more favorable pricing environment. The average spot price at the Houston Ship Channel for 2013 increased to $3.70/MMBtu from $2.70/MMBtu for 2012, while the average basis differential between West Texas and the Houston Ship Channel increased from $0.02/MMBtu in 2012 to $0.05/MMBtu in 2013.

Gross Margin.  The components of our intrastate transportation and storage segment gross margin were as follows:

	Years Ended December 31,
	2013	2012	Change
Transportation fees	$491	$550	$(59)
Natural gas sales and other	80	95	(15)
Retained fuel revenues	96	79	17
Storage margin, including fees	48	73	(25)
Total gross margin	$715	$797	$(82)
Our 2013 margin decreased as compared to 2012 due to the net impact of the following factors:

•
Transportation fees. Transportation fees decreased primarily due to lower volumes resulting from the cessation of certain long-term transportation contracts and lower volumes transported through our pipeline systems as a result of a continued unfavorable natural gas price environment.

From time to time, our marketing affiliate will contract with our intrastate pipelines for long-term and interruptible transportation capacity. Our intrastate transportation and storage segment recorded intercompany transportation fees from our marketing affiliate of $21 million and $28 million in the years ended December 31, 2013 and 2012, respectively.

•
Natural gas sales and other. Margin from natural gas sales and other includes purchased natural gas for transport and sale, derivatives used to hedge transportation activities, and gains and losses on derivatives used to hedge net retained fuel. Margin from natural gas sales and other decreased primarily due to a reduction in the margin from derivatives used to hedge transportation activities.

•
Retained fuel revenues. Retained fuel revenues include gross volumes retained as a fee at the current market price; the cost of consumed fuel is included in operating expenses. Retention fuel revenue increased primarily due to higher average natural gas spot prices.

Storage margin was comprised of the following:

	Years Ended December 31,
	2013	2012	Change
Withdrawals from storage natural gas inventory (MMBtu)	36,962,300	12,887,906	24,074,394
Realized margin on natural gas inventory transactions	$(16)	$75	$(91)
Fair value inventory adjustments	28	27	1
Unrealized gains (losses) on derivatives	8	(59)	67
Margin recognized on natural gas inventory, including related derivatives	20	43	(23)
Revenues from fee-based storage	28	31	(3)
Other costs	—	(1)	1
Total storage margin	$48	$73	$(25)
The decrease in our storage margin was principally driven by a decline in the spreads between the spot and forward prices on natural gas we own in the Bammel storage facility. Additionally, we experienced a decline in fee-based storage revenue of $3 million in 2013 due to the cessation of fixed fee storage contracts in 2012 and 2013.
Unrealized (Gains) Losses on Commodity Risk Management Activities. Unrealized losses on commodity risk management activities reflect the net impact from unrealized gains and losses on storage and non-storage derivatives, as well as fair value adjustments on inventory. We experienced an increase of $58 million in the margin from unrealized gains and losses on commodity risk management activities in 2013 as compared to 2012. For 2013, unrealized gains on derivatives were $11 million, while unrealized gains from fair value adjustments to storage gas inventory were $28 million. For 2012, unrealized losses from derivatives of $46 million were offset by fair value adjustments to storage gas inventory of $27 million.
Operating Expenses, Excluding Non-Cash Compensation Expense. Intrastate transportation and storage operating expenses decreased primarily due to employee-related costs.

Selling, General and Administrative Expenses, Excluding Non-Cash Compensation Expense. Intrastate transportation and storage selling, general and administrative expenses decreased between the periods primarily due to a decrease in employee-related costs.
Interstate Transportation and Storage

	Years Ended December 31,
	2013	2012	Change
Natural gas transported (MMBtu/d)	6,428,574	6,811,339	(382,765)
Natural gas sold (MMBtu/d)	18,835	18,065	770
Revenues	$1,309	$1,109	$200
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(334)	(257)	(77)
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(78)	(143)	65
Adjusted EBITDA related to unconsolidated affiliates	372	304	68
Segment Adjusted EBITDA	$1,269	$1,013	$256
Volumes. For the year ended December 31, 2013 compared to the prior year, transported volumes decreased on the Tiger pipeline due to declines in supply, and transported volumes decreased on the Transwestern pipeline primarily due to a customer outage on the west end of the pipeline and lower basis differentials primarily on the eastern side of the pipeline. These decreases were partially offset by transportation volume increases on the Panhandle Eastern and Trunkline Gas pipelines primarily due to higher basis differentials and increased volumes from the offshore consolidation of the Sea Robin pipeline.
Revenues. Interstate transportation and storage revenues increased for the year ended December 31, 2013 compared to the prior year primarily due to the consolidation of Southern Union’s transportation and storage operations beginning March 26, 2012 and the recognition of $52 million received in connection with the buyout of a Southern Union customer’s contract. The increase was offset slightly by a decrease in revenues of $8 million primarily related to the Transwestern pipeline.
Operating Expenses, Excluding Non-Cash Compensation, Amortization and Accretion Expense. Interstate transportation and storage operating expenses increased primarily due to the consolidation of Southern Union’s transportation and storage operations beginning March 26, 2012.
Selling, General and Administrative Expenses, Excluding Non-Cash Compensation, Amortization and Accretion Expenses. Interstate transportation and storage selling, general and administrative expenses decreased primarily due to Southern Union’s recognition of merger-related expenses of $43 million during 2012. Additionally, selling, general and administrative expenses decreased as a result of cost reduction initiatives in 2013. These decreases were partially offset by the impact of consolidating Southern Union’s transportation and storage operations for only a partial period in 2012. With respect to the Transwestern and Tiger pipelines, selling, general and administrative expenses were approximately $4 million lower for 2013 compared to 2012.
Adjusted EBITDA Related to Unconsolidated Affiliates. Adjusted EBITDA related to unconsolidated affiliates increased primarily due to our acquisition of a 50% interest in Citrus which contributed $296 million during the year ended December 31, 2013 compared to $228 million during the prior year.

Midstream

	Years Ended December 31,
	2013	2012	Change
Gathered volumes (MMBtu/d):
ETP legacy assets	2,610,409	2,364,133	246,276
Southern Union gathering and processing(1)	492,586	510,061	(17,475)
NGLs produced (Bbls/d):
ETP legacy assets	111,226	79,640	31,586
Southern Union gathering and processing(1)	40,705	41,163	(458)
Equity NGLs produced (Bbls/d):
ETP legacy assets	11,849	17,314	(5,465)
Southern Union gathering and processing(1)	7,459	7,437	22
Revenues	$2,249	$1,953	$296
Cost of products sold	1,579	1,273	306
Gross margin	670	680	(10)
Unrealized gains on commodity risk management activities	(7)	—	(7)
Operating expenses, excluding non-cash compensation expense	(167)	(165)	(2)
Selling, general and administrative expenses, excluding non-cash compensation expense	(20)	(56)	36
Adjusted EBITDA related to discontinued operations	—	15	(15)
Adjusted EBITDA related to unconsolidated affiliates	—	(7)	7
Other	3	—	3
Segment Adjusted EBITDA	$479	$467	$12

(1)	On April 30, 2013, Southern Union contributed its interest in SUGS to Regency and, as a result, Southern Union’s gathering and processing operations were deconsolidated on April 30, 2013.
Volumes. Gathered volumes and NGL production for the ETP legacy assets increased for the year ended December 31, 2013 compared to the prior year primarily due to increased production by our customers in the Eagle Ford Shale area and also due to our increased capacity levels as a result of assets placed in service. The decrease in equity NGL production for ETP’s legacy assets for the year ended December 31, 2013 compared to the prior year was primarily due to processing plants optimizing NGL recoveries in response to the current NGL price environment. Volumes from Southern Union’s gathering and processing operations were reflected through the deconsolidation on April 30, 2013.
Gross Margin.  The components of our midstream segment gross margin were as follows:

	Years Ended December 31,
	2013	2012	Change
Gathering and processing fee-based revenues	$449	$339	$110
Non fee-based contracts and processing	220	335	(115)
Other	1	6	(5)
Total gross margin	$670	$680	$(10)
Midstream gross margin decreased between the periods due to the net impact of the following:

•
Gathering and processing fee-based revenues. Increased volumes from production in the Eagle Ford Shale resulted in increased fee-based revenues of $125 million for the year ended December 31, 2013 compared to the prior year, which was offset by a decrease of $12 million resulting from the deconsolidation of Southern Union’s gathering and processing operations on April 30, 2013.

•
Non fee-based contracts and processing margin. Non fee-based margins decreased primarily due to the deconsolidation of Southern Union’s gathering and processing operations on April 30, 2013 resulting in a decrease of $89 million. Non fee-

based margins also decreased by $27 million primarily due to lower NGL prices on our Southeast Texas system. The composite NGL price for 2013 was $0.91 per gallon compared to $1.19 per gallon in 2012.
Unrealized Gains on Commodity Risk Management Activities. For the year ended December 31, 2013, our midstream segment recorded $6 million of unrealized gains associated with hedges that were de-designated during the year.
Operating Expenses, Excluding Non-Cash Compensation Expense. Midstream operating expenses increased primarily due to additional expenses from assets recently placed in service offset partially due to the impact of consolidating Southern Union's gathering and processing operations for four months during 2013 compared to nine months during 2012.
Selling, General and Administrative Expenses, Excluding Non-Cash Compensation Expense. Midstream selling, general and administrative expenses decreased primarily due to Southern Union's recognition of merger-related expenses of $16 million during 2012. The remainder of the decrease was due to the impact of consolidating Southern Union's gathering and processing operations for four months during 2013 compared to nine months during 2012.
NGL Transportation and Services

	Years Ended December 31,
	2013	2012	Change
NGL transportation volumes (Bbls/d)	334,853	172,569	162,284
NGL fractionation volumes (Bbls/d)	101,967	17,754	84,213
Revenues	$2,127	$650	$1,477
Cost of products sold	1,655	361	1,294
Gross margin	472	289	183
Unrealized gains on commodity risk management activities	(1)	—	(1)
Operating expenses, excluding non-cash compensation expense	(115)	(66)	(49)
Selling, general and administrative expenses, excluding non-cash compensation expense	(10)	(14)	4
Adjusted EBITDA related to unconsolidated affiliates	5	—	5
Segment Adjusted EBITDA	$351	$209	$142
Volumes. NGL transportation volumes increased due to the completion of the Gateway and Justice pipelines in December 2012 and additional NGL production as a result of bringing our Jackson and Kenedy gas processing plants in service in February 2013 and December 2012, respectively. Average daily fractionated volumes increased due to the commissioning of Lone Star’s fractionators at Mont Belvieu, Texas. These volumes include all physical and contractual volumes where we collected a fractionation fee.
Gross Margin. The components of our NGL transportation and services segment gross margin were as follows:

	Years Ended December 31,
	2013	2012	Change
Transportation margin	$187	$80	$107
Processing and fractionation margin	142	81	61
Storage margin	137	129	8
Other margin	6	(1)	7
Total gross margin	$472	$289	$183
For the year ended December 31, 2013 compared to prior year, NGL transportation and services segment gross margin increased due to the following:

•
Transportation margin. Transportation margin increased as a result of higher volumes transported out of West Texas due to the completion of the Gateway pipeline, which accounted for $73 million of the increase. The completion of the Justice pipeline connection to Mont Belvieu, Texas and additional NGL production from our processing plants accounted for the remainder of the $34 million increase in transportation margin.

•
Processing and fractionation margin. Processing and fractionation margin increased due to the startup of Lone Star’s fractionators in Mont Belvieu, Texas in December 2012 and October 2013, which contributed an additional $85 million during the year ended December 2013. The increase in margin from Lone Star’s fractionators was offset by a $24 million decrease in margin attributable to our fractionator in Geismar, Louisiana primarily due to lower volumes.

Operating Expenses, Excluding Non-Cash Compensation Expense. NGL transportation and services operating expenses increased in 2013 primarily due to additional expenses from assets recently placed in service.
Selling, General and Administrative Expenses, Excluding Non-Cash Compensation Expense. NGL transportation and services selling, general and administrative expenses decreased primarily due to the expiration of a transition services agreement and a decrease in employee related costs, including allocated overhead expenses.
Investment in Sunoco Logistics

	Years Ended December 31,
	2013	2012	Change
Revenue	$16,639	$3,189	$13,450
Cost of products sold	15,574	2,885	12,689
Gross margin	1,065	304	761
Unrealized gains on commodity risk management activities	(1)	(15)	14
Operating expenses, excluding non-cash compensation expense	(117)	(48)	(69)
Selling, general and administrative expenses, excluding non-cash compensation expense	(110)	(32)	(78)
Adjusted EBITDA related to unconsolidated affiliates	41	10	31
Other	(7)	—	(7)
Segment Adjusted EBITDA	$871	$219	$652
We obtained control of Sunoco Logistics on October 5, 2012 in connection with our acquisition of Sunoco; therefore, the results for the year ended December 31, 2012 only reflect results from October 5, 2012 to December 31, 2012 compared to a full twelve months of results during the year ended December 31, 2013.
Retail Marketing

	Years Ended December 31,
	2013	2012	Change
Total retail gasoline outlets, end of period	5,112	4,988	124
Total company-operated outlets, end of period	513	437	76
Gasoline and diesel throughput per company-operated site (gallons/month)	200,087	198,000	2,087
Revenue	$21,012	$5,926	$15,086
Cost of products sold	20,150	5,757	14,393
Gross margin	862	169	693
Unrealized gains on commodity risk management activities	(1)	—	(1)
Operating expenses, excluding non-cash compensation expense	(435)	(119)	(316)
Selling, general and administrative expenses, excluding non-cash compensation expense	(101)	(17)	(84)
LIFO valuation adjustments	(3)	75	(78)
Adjusted EBITDA related to unconsolidated affiliates	4	1	3
Other	(1)	—	(1)
Segment Adjusted EBITDA	$325	$109	$216
We acquired our retail marketing segment on October 5, 2012 in connection with our acquisition of Sunoco; therefore, the results for the year ended December 31, 2012 only reflect results from October 5, 2012 to December 31, 2012 compared to a full twelve months of results during the year ended December 31, 2013. Segment Adjusted EBITDA also increased by $10 million as a result of the MACS acquisition in October 2013.
All Other

	Years Ended December 31,
	2013	2012	Change
Revenue	$2,367	$1,555	$812
Cost of products sold	2,309	1,496	813
Gross margin	58	59	(1)
Unrealized (gains) losses on commodity risk management activities	(2)	5	(7)
Operating expenses, excluding non-cash compensation expense	(31)	(57)	26
Selling, general and administrative expenses, excluding non-cash compensation expense	(106)	(119)	13
Adjusted EBITDA related to discontinued operations	76	84	(8)
Adjusted EBITDA related to unconsolidated affiliates	213	166	47
Other	(4)	—	(4)
Elimination	(10)	(12)	2
Segment Adjusted EBITDA	$194	$126	$68
Amounts reflected in our all other segment primarily include:

•
our retail propane and other retail propane related operations prior to our contribution of those operations to AmeriGas in January 2012. Our investment in AmeriGas was reflected in the all other segment subsequent to that transaction;

•	Southern Union’s local distribution operations beginning March 26, 2012;

•	our natural gas compression operations;

•	an approximate 33% non-operating interest in PES, a refining joint venture, effective upon our acquisition of Sunoco on October 5, 2012;

•
our investment in Regency related to the Regency common and Class F units received by Southern Union in exchange of its interest in Southern Union Gathering Company, LLC to Regency on April 30, 2013; and

•	our natural gas marketing operations.
The decrease in operating expenses for the year ended December 31, 2013 compared to last year was primarily due to the recognition of $18 million of operating expenses from our retail propane operations prior to the deconsolidation of those operations in January 2012.
Selling, general and administrative expenses include corporate expenses as well as amounts related to the retail propane, local distribution and natural gas compression operations.
Adjusted EBITDA related to discontinued operations reflected the results of Southern Union's local distribution operations.
Adjusted EBITDA related to unconsolidated affiliates reflected the results from our investments in AmeriGas, PES and Regency beginning in January 2012, October 2012 and April 2013, respectively. The increase in Adjusted EBITDA related to unconsolidated affiliates was primarily related to our investments in AmeriGas and Regency. Additional information related to unconsolidated affiliates is provided above in “Supplemental Information on Unconsolidated Affiliates.”

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Consolidated Results

	Years Ended December 31,
	2012	2011	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$601	$667	$(66)
Interstate transportation and storage	1,013	373	640
Midstream	467	421	46
NGL transportation and services	209	127	82
Investment in Sunoco Logistics	219	—	219
Retail marketing	109	—	109
All other	126	193	(67)
Total	2,744	1,781	963
Depreciation and amortization	(656)	(405)	(251)
Interest expense, net of interest capitalized	(665)	(474)	(191)
Gain on deconsolidation of Propane Business	1,057	—	1,057
Losses on interest rate derivatives	(4)	(77)	73
Non-cash unit-based compensation expense	(42)	(38)	(4)
Unrealized losses on commodity risk management activities	(9)	(11)	2
LIFO valuation adjustments	(75)	—	(75)
Loss on extinguishment of debt	(115)	—	(115)
Adjusted EBITDA related to discontinued operations	(99)	(23)	(76)
Adjusted EBITDA related to unconsolidated affiliates	(480)	(56)	(424)
Equity in earnings of unconsolidated affiliates	142	26	116
Other, net	22	(4)	26
Income from continuing operations before income tax expense	1,820	719	1,101
Income tax expense from continuing operations	(63)	(19)	(44)
Income from continuing operations	1,757	700	1,057
Loss from discontinued operations	(109)	(3)	(106)
Net income	$1,648	$697	$951
See the detailed discussion of Segment Adjusted EBITDA below.
The year ended December 31, 2012 was impacted by multiple transactions. Additional information has been provided in “Supplemental Pro Forma Information” below, which provides pro forma information assuming the transactions had occurred at the beginning of the period.
Depreciation and Amortization. Depreciation and amortization increased primarily due to:

•	depreciation and amortization related to Southern Union of $179 million from March 26, 2012 through December 31, 2012;

•	depreciation and amortization related to Sunoco Logistics and Sunoco of $63 million and $32 million, respectively, from October 5, 2012 through December 31, 2012; and

•	additional depreciation and amortization recorded from assets placed in service in 2011 and 2012.
These increases in depreciation and amortization were offset by the impact from the January 2012 deconsolidation of the Propane Business, for which our consolidated results reflected $4 million and $82 million in depreciation and amortization for the years ended December 31, 2012 and 2011, respectively.

Interest Expense. Interest expense increased primarily due to:

•	interest expense recorded by Southern Union of $130 million from March 26, 2012 through December 31, 2012;

•	interest expense related to Sunoco Logistics and Sunoco of $14 million and $9 million, respectively, from October 5, 2012 through December 31, 2012; and,

•
incremental interest expense due to the issuance of $1.5 billion of senior notes in May 2011 to fund the LDH acquisition and the issuance of $2.0 billion of senior notes in January 2012 to fund the Citrus Acquisition; offset by

•	a reduction of several series of our higher coupon notes that were repurchased in the tender offers completed in January 2012; and,

•	an increase in capitalized interest related to our growth projects.
Gain on Deconsolidation of Propane Business. A gain on deconsolidation was recognized as a result of the contribution of our Propane Business to AmeriGas in January 2012.
Losses on Interest Rate Derivatives. Losses on interest rate derivatives decreased due to the recognition of losses in 2011 resulting from significant forward rate decreases during 2011.
LIFO Valuation Adjustments. LIFO valuation reserve adjustments were recorded for the inventory associated with Sunoco's retail marketing operations as a result of commodity price changes subsequent to the inventory being recorded at fair value in connection with purchase accounting.
Loss on Extinguishment of Debt. A loss on extinguishment of debt was recognized in January 2012 in connection with our tender offers in which we repurchased approximately $750 million in aggregate principal amount of Senior Notes.
Adjusted EBITDA Related to Discontinued Operations. Amounts reflect the operations of Canyon, which was sold in October 2012, and, for the period from March 26, 2012 to December 31, 2012, Southern Union's distribution operations.
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
Income Tax Expense. Income tax expense increased primarily due to the acquisitions of Southern Union and Sunoco in 2012, both of which are taxable corporations.

Supplemental Information on Unconsolidated Affiliates
The following table presents equity in earnings of unconsolidated affiliates, the proportionate share of unconsolidated affiliates’ interest, depreciation, amortization, non-cash compensation expense, loss on debt extinguishment and taxes by unconsolidated affiliate, Adjusted EBITDA related to unconsolidated affiliates and distributions received from affiliates for the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012	2011	Change
Equity in earnings (losses) of unconsolidated affiliates:
AmeriGas	$(4)	$—	$(4)
Citrus	65	—	65
FEP	55	24	31
Other	26	2	24
Total equity in earnings of unconsolidated affiliates	$142	$26	$116
Proportionate share of interest, depreciation, amortization, non-cash compensation expense, loss on debt extinguishment and taxes:
AmeriGas	$143	$—	$143
Citrus	163	—	163
FEP	22	29	(7)
Other	10	1	9
Total proportionate share of interest, depreciation, amortization, non-cash compensation expense, loss on debt extinguishment and taxes	$338	$30	$308
Adjusted EBITDA related to unconsolidated affiliates:
AmeriGas	$139	$—	$139
Citrus	228	—	228
FEP	77	53	24
Other	36	3	33
Total Adjusted EBITDA related to unconsolidated affiliates	$480	$56	$424
Distributions received from unconsolidated affiliates:
AmeriGas	$94	$—	$94
Citrus	88	—	88
FEP	70	46	24
Other	10	5	5
Total distributions received from unconsolidated affiliates	$262	$51	$211

Segment Operating Results
Intrastate Transportation and Storage

	Years Ended December 31,
	2012	2011	Change
Natural gas transported (MMBtu/d)	9,849,900	11,295,084	(1,445,184)
Revenues	$2,191	$2,674	$(483)
Cost of products sold	1,394	1,774	(380)
Gross margin	797	900	(103)
Unrealized losses on commodity risk management activities	19	9	10
Operating expenses, excluding non-cash compensation expense	(191)	(210)	19
Selling, general and administrative, excluding non-cash compensation expense	(25)	(35)	10
Adjusted EBITDA related to unconsolidated affiliates	1	3	(2)
Segment Adjusted EBITDA	$601	$667	$(66)
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
Our gross margin decreased due to the net impact of the following factors:

•
Transportation fees. Transport fees decreased primarily due to a decrease in transported volumes as unfavorable market conditions continued and the cessation of certain long-term transportation contracts;

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
Interstate Transportation and Storage

	Years Ended December 31,
	2012	2011	Change
Natural gas transported (MMBtu/d)	6,811,339	2,800,655	4,010,684
Natural gas sold (MMBtu/d)	18,065	22,405	(4,340)
Revenues	$1,109	$447	$662
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(257)	(103)	(154)
Selling, general and administrative, excluding non-cash compensation, amortization and accretion expenses	(143)	(24)	(119)
Adjusted EBITDA related to unconsolidated affiliates	304	53	251
Segment Adjusted EBITDA	$1,013	$373	$640
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
Midstream

	Years Ended December 31,
	2012	2011	Change
Gathered volumes (MMBtu/d):
ETP legacy assets	2,364,133	2,020,126	344,007
Southern Union gathering and processing	510,061	—	510,061
NGLs produced (Bbls/d):
ETP legacy assets	79,640	54,246	25,394
Southern Union gathering and processing	41,163	—	41,163
Equity NGLs produced (Bbls/d):
ETP legacy assets	17,314	16,385	929
Southern Union gathering and processing	7,437	—	7,437
Revenues	$1,953	$1,483	$470
Cost of products sold	1,273	988	285
Gross margin	680	495	185
Operating expenses, excluding non-cash compensation expense	(165)	(87)	(78)
Selling, general and administrative, excluding non-cash compensation expense	(56)	(10)	(46)
Adjusted EBITDA related to discontinued operations	15	23	(8)
Adjusted EBITDA related to unconsolidated affiliates	(7)	—	(7)
Segment Adjusted EBITDA	$467	$421	$46
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
Gross Margin.  The components of our midstream segment gross margin were as follows:

	Years Ended December 31,
	2012	2011	Change
Gathering and processing fee-based revenues	$339	$253	$86
Non fee-based contracts and processing	335	234	101
Other	6	8	(2)
Total gross margin	$680	$495	$185

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
Selling, General and Administrative Expenses, Excluding Non-Cash Compensation Expense. Midstream selling, general and administrative expenses increased primarily due to consolidation of Southern Union's gathering and processing operations effective March 26, 2012. For the periods presented, selling, general and administrative expenses increased approximately $38 million due to consolidation of Southern Union's gathering and processing operations. In addition, growth from assets placed into service in the Eagle Ford Shale resulted in $8 million of additional selling, general and administrative expenses.
NGL Transportation and Services

	Years Ended December 31,
	2012	2011	Change
NGL transportation volumes (Bbls/d)	172,569	132,862	39,707
NGL fractionation volumes (Bbls/d)	17,754	16,475	1,279
Revenues	$650	$397	$253
Cost of products sold	361	218	143
Gross margin	289	179	110
Operating expenses, excluding non-cash compensation expense	(66)	(43)	(23)
Selling, general and administrative, excluding non-cash compensation expense	(14)	(9)	(5)
Adjusted EBITDA related to unconsolidated affiliates	—	—	—
Segment Adjusted EBITDA	$209	$127	$82
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

Gross Margin. The components of our NGL transportation and services segment gross margin were as follows:

	Years Ended December 31,
	2012	2011	Change
Transportation margin	$80	$33	$47
Processing and fractionation margin	81	53	28
Storage margin	129	93	36
Other margin	(1)	—	(1)
Total gross margin	$289	$179	$110
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
Investment in Sunoco Logistics

	Years Ended December 31,
	2012	2011	Change
Revenue	$3,189	$—	$3,189
Cost of products sold	2,885	—	2,885
Gross margin	304	—	304
Unrealized gains on commodity risk management activities	(15)	—	(15)
Operating expenses, excluding non-cash compensation expense	(48)	—	(48)
Selling, general and administrative, excluding non-cash compensation expense	(32)	—	(32)
Adjusted EBITDA related to unconsolidated affiliates	10	—	10
Segment Adjusted EBITDA	$219	$—	$219
We obtained control of Sunoco Logistics on October 5, 2012 in connection with our acquisition of Sunoco; therefore, no comparative results were reflected in our financial statements.

Retail Marketing

	Years Ended December 31,
	2012	2011	Change
Total retail gasoline outlets, end of period	4,988	—	4,988
Total company-operated outlets, end of period	437	—	437
Gasoline and diesel throughput per company-operated site (gallons/month)	198,000	—	198,000
Revenue	$5,926	$—	$5,926
Cost of products sold	5,757	—	5,757
Gross margin	169	—	169
Operating expenses, excluding non-cash compensation expense	(119)	—	(119)
Selling, general and administrative, excluding non-cash compensation expense	(17)	—	(17)
LIFO valuation adjustments	75	—	75
Adjusted EBITDA related to unconsolidated affiliates	1	—	1
Segment Adjusted EBITDA	$109	$—	$109
We obtained control of our retail marketing segment on October 5, 2012 in connection with our acquisition of Sunoco; therefore, no comparative results were reflected in our financial statements.
All Other

	Years Ended December 31,
	2012	2011	Change
Revenue	$1,555	$2,888	$(1,333)
Cost of products sold	1,496	2,274	(778)
Gross margin	59	614	(555)
Unrealized losses on commodity risk management activities	5	1	4
Operating expenses, excluding non-cash compensation expense	(57)	(355)	298
Selling, general and administrative, excluding non-cash compensation expense	(119)	(57)	(62)
Adjusted EBITDA related to discontinued operations	84	—	84
Adjusted EBITDA related to unconsolidated affiliates	166	—	166
Elimination	(12)	(10)	(2)
Segment Adjusted EBITDA	$126	$193	$(67)
For 2011, our all other segment included our retail propane and other retail propane business, as well as certain other businesses. In January 2012, we contributed the Propane Business to AmeriGas. In 2012, amounts reflected in our all other segment primarily include:

•
our retail propane and other retail propane related operations prior to our contribution of those operations to AmeriGas in January 2012. Our investment in AmeriGas was reflected in the all other segment subsequent to that transaction;

•	Southern Union’s local distribution operations beginning March 26, 2012;

•	our natural gas compression operations;

•	an approximate 33% non-operating interest in PES, a refining joint venture, effective upon our acquisition of Sunoco on October 5, 2012; and

•	our natural gas marketing operations.

Supplemental Pro Forma Financial Information
The following unaudited pro forma consolidated financial information of ETP has been prepared in accordance with Article 11 of Regulation S-X and reflects the pro forma impacts of the Propane Transaction, Sunoco Merger and Holdco Transaction for the year ended December 31, 2012 and 2011, giving effect that each occurred on January 1, 2011. This unaudited pro forma financial information is provided to supplement the discussion and analysis of the historical financial information and should be read in conjunction with such historical financial information. This unaudited pro forma information is for illustrative purposes only and is not necessarily indicative of the financial results that would have occurred if the Sunoco Merger and Holdco Transaction had been consummated on January 1, 2011.
The following table presents the pro forma financial information for the year ended December 31, 2012:

	ETP Historical	Propane Transaction(a)	Sunoco Historical(b)	Southern Union Historical(c)	Holdco Pro Forma Adjustments(d)	Pro Forma
REVENUES	$15,702	$(93)	$35,258	$443	$(12,174)	$39,136
COSTS AND EXPENSES:
Cost of products sold and operating expenses	13,217	(80)	33,142	302	(11,193)	35,388
Depreciation and amortization	656	(4)	168	49	76	945
Selling, general and administrative	435	(1)	459	11	(119)	785
Impairment charges	—		124		(22)	102
Total costs and expenses	14,308	(85)	33,893	362	(11,258)	37,220
OPERATING INCOME	1,394	(8)	1,365	81	(916)	1,916
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(665)	(24)	(123)	(50)	2	(860)
Equity in earnings of affiliates	142	19	41	16	5	223
Gain on deconsolidation of Propane Business	1,057	(1,057)	—	—	—	—
Gain on formation of Philadelphia Energy Solutions	—	—	1,144	—	(1,144)	—
Loss on extinguishment of debt	(115)	115	—	—	—	—
Losses on interest rate derivatives	(4)	—	—	—	—	(4)
Other, net	11	2	118	(2)	(2)	127
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE (BENEFIT)	1,820	(953)	2,545	45	(2,055)	1,402
Income tax expense (benefit)	63	—	956	12	(871)	160
INCOME FROM CONTINUING OPERATIONS	$1,757	$(953)	$1,589	$33	$(1,184)	$1,242

The following table presents the pro forma financial information for the year ended December 31, 2011:

	ETP Historical	Propane Transaction(a)	Sunoco Historical(b)	Southern Union Historical(c)	Holdco Pro Forma Adjustments(d)	Pro Forma
REVENUES	$6,799	$(1,427)	$45,328	$1,997	$(16,528)	$36,169
COSTS AND EXPENSES:
Cost of products sold and operating expenses	4,974	(1,174)	44,119	1,338	(16,677)	32,580
Depreciation and amortization	405	(78)	335	204	(2)	864
Selling, general and administrative	173	(47)	598	42	(56)	710
Impairment charges	—	—	2,629	—	(2,569)	60
Total costs and expenses	5,552	(1,299)	47,681	1,584	(19,304)	34,214
OPERATING INCOME	1,247	(128)	(2,353)	413	2,776	1,955
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(474)	(40)	(172)	(218)	29	(875)
Equity in earnings of affiliates	26	148	15	99	(158)	130
Losses on interest rate derivatives	(77)	—	—	—	—	(77)
Impairment charges	(5)	—	—	—	—	(5)
Other, net	2	2	44	—	(2)	46
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE (BENEFIT)	719	(18)	(2,466)	294	2,645	1,174
Income tax expense (benefit)	19	(4)	(1,063)	80	1,070	102
INCOME FROM CONTINUING OPERATIONS	$700	$(14)	$(1,403)	$214	$1,575	$1,072

(a)	Propane Transaction adjustments reflect the following:

•	The adjustments reflect the deconsolidation of ETP’s propane operations in connection with the Propane Transaction.

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
We currently expect the following capital expenditures in 2014 to be within the following ranges:

	Growth		Maintenance
	Low	High	Low	High
Intrastate transportation and storage	$30	$40	$25	$30
Interstate transportation and storage	20	30	115	135
Midstream	275	300	10	15
NGL transportation and services(1)	300	330	20	25
Investment in Sunoco Logistics	1,250	1,350	65	75
Retail Marketing	125	155	50	60
All other (including eliminations)	60	80	10	15
Total projected capital expenditures	$2,060	$2,285	$295	$355

(1)	We expect to receive capital contributions from Regency related to their 30% share of Lone Star of between $75 million and $100 million.
The assets used in our natural gas operations, including pipelines, gathering systems and related facilities, are generally long-lived assets and do not require significant maintenance capital expenditures. Accordingly, we do not have any significant financial commitments for maintenance capital expenditures in our businesses. From time to time we experience increases in pipe costs due to a number of reasons, including but not limited to, delays from steel mills, limited selection of mills capable of producing large diameter pipe timely, higher steel prices and other factors beyond our control. However, we include these factors in our anticipated growth capital expenditures for each year.
We generally fund maintenance capital expenditures and distributions with cash flows from operating activities. We generally fund growth capital expenditures with proceeds of borrowings under credit facilities, long-term debt, the issuance of additional Common Units or a combination thereof.
As of December 31, 2013, in addition to $549 million of cash on hand, we had available capacity under our revolving credit facilities of $2.34 billion. Based on our current estimates, we expect to utilize capacity under the ETP Credit Facility, along with cash from operations, to fund our announced growth capital expenditures and working capital needs through the end of 2014; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects, to maintain investment grade credit metrics or other partnership purposes.
Sunoco Logistics’ primary sources of liquidity consist of cash generated from operating activities and borrowings under its $1.50 billion credit facility. At December 31, 2013, Sunoco Logistics had available borrowing capacity of $1.30 billion under its revolving credit facility. Sunoco Logistics’ capital position reflects crude oil and refined products inventories based on historical costs under the last-in, first-out (“LIFO”) method of accounting. Sunoco Logistics periodically supplements its cash flows from operations with proceeds from debt and equity financing activities.
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
Operating Activities
Changes in cash flows from operating activities between periods primarily result from changes in earnings (as discussed in “Results of Operations” above), excluding the impacts of non-cash items and changes in operating assets and liabilities. Non-cash items include recurring non-cash expenses, such as depreciation and amortization expense and non-cash compensation expense. The increase in depreciation and amortization expense during the periods presented primarily resulted from construction and acquisitions of assets, while changes in non-cash unit-based compensation expense resulted from changes in the number of units granted and changes in the grant date fair value estimated for such grants. Cash flows from operating activities also differ from earnings as a result of non-cash charges that may not be recurring such as impairment charges and allowance for equity funds used during construction. The allowance for equity funds used during construction increases in periods when we have a significant amount of interstate pipeline construction in progress. Changes in operating assets and liabilities between periods result from factors such as the changes in the value of price risk management assets and liabilities, timing of accounts receivable collection, payments on accounts payable, the timing of purchase and sales of inventories, and the timing of advances and deposits received from customers.
Following is a summary of operating activities by period:
Year Ended December 31, 2013
Cash provided by operating activities in 2013 was $2.37 billion and net income was $768 million.  The difference between net income and cash provided by operating activities in 2013 primarily consisted of non-cash items totaling $1.52 billion offset by net changes in operating assets and liabilities of $146 million. The non-cash activity in 2013 consisted primarily of depreciation and amortization of $1.03 billion, a goodwill impairment of $689 million, and deferred income taxes of $48 million offset slightly by the gain on the sale of AmeriGas common units of $87 million.
Year Ended December 31, 2012
Cash provided by operating activities in 2012 was $1.20 billion and net income was $1.65 billion.  The difference between net income and cash provided by operating activities in 2012 primarily consisted of the gain on deconsolidation of our Propane Business of $1.06 billion and net changes in operating assets and liabilities of $475 million offset by non-cash items totaling $1.10 billion. The non-cash activity in 2012 consisted primarily of depreciation and amortization, including amounts related to discontinued operations, of $656 million, the write-down of assets included in loss from discontinued operations of $132 million and non-cash compensation expense of $42 million.
Year Ended December 31, 2011
Cash provided by operating activities in 2011 was $1.34 billion and net income was $697 million.  The difference between net income and cash provided by operating activities in 2011 consisted of non-cash items totaling $486 million and changes in operating assets and liabilities of $166 million. The non-cash activity in 2011 consisted primarily of depreciation and amortization, including amounts related to discontinued operations, of $431 million and non-cash compensation expense of $37 million.
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
Following is a summary of investing activities by period:
Year Ended December 31, 2013
Cash used in investing activities in 2013 was $2.46 billion. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) were $2.52 billion.  Additional detail related to our capital expenditures is provided in the table below.  In addition, we received $504 million, $1.01 billion, and $346 million in cash from the SUGS Contribution, the sale of the MGE and NEG assets, and the sale of AmeriGas common units, respectively, and paid net cash of $1.74 billion for acquisitions, primarily for the Holdco Acquisition and MACS.
Year Ended December 31, 2012
Cash used in investing activities in 2012 was $2.29 billion. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) were $2.81 billion.  Additional detail related to our capital expenditures is provided in the table below.  In addition, in 2012 we paid net cash of $1.36 billion for acquisitions, primarily including amounts related to Citrus and Sunoco. We also received net cash proceeds of $1.44 billion from the contribution of the Propane Business.

Year Ended December 31, 2011
Cash used in investing activities in 2011 was $3.55 billion. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) were $1.39 billion.  Additional detail related to our capital expenditures is provided in the table below. In addition, in 2011 we paid cash for acquisitions of $1.97 billion, primarily for the LDH Acquisition, and made net advances to our joint ventures of $200 million.
Following is a summary of our capital expenditures (net of contributions in aid of construction costs) by period:

	Capital Expenditures Recorded During Period			(Increase) Decrease in Accrued Capital Expenditures	Capital Expenditures Paid in Cash
	Growth	Maintenance	Total
Year Ended December 31, 2013:
Intrastate transportation and storage	$18	$29	$47	$(3)	$44
Interstate transportation and storage	55	97	152	18	170
Midstream(1)	516	49	565	87	652
NGL transportation and services(2)	426	17	443	84	527
Investment in Sunoco Logistics	965	53	1,018	(121)	897
Retail marketing	113	63	176	(1)	175
All other (including eliminations)	19	35	54	4	58
Total	$2,112	$343	$2,455	$68	$2,523

Year Ended December 31, 2012:
Intrastate transportation and storage	$8	$29	$37	$2	$39
Interstate transportation and storage	5	128	133	1	134
Midstream	1,265	52	1,317	(153)	1,164
NGL transportation and services	1,288	14	1,302	(75)	1,227
Investment in Sunoco Logistics	118	21	139	—	139
Retail marketing	38	20	58	(19)	39
All other (including eliminations)	14	49	63	—	63
Total	$2,736	$313	$3,049	$(244)	$2,805

Year Ended December 31, 2011:
Intrastate transportation and storage	$12	$41	$53	$3	$56
Interstate transportation and storage	177	30	207	32	239
Midstream	809	28	837	(46)	791
NGL transportation and services	317	8	325	(81)	244
All other (including eliminations)	35	27	62	(1)	61
Total	$1,350	$134	$1,484	$(93)	$1,391

(1)
Amounts reflected above for the midstream segment include growth and maintenance capital expenditures of $95 million and $10 million, respectively, incurred by Southern Union’s gathering and processing operations prior to deconsolidation on April 30, 2013.

(2)	We received $147 million in capital contributions from Regency related to their 30% share of Lone Star.
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

Following is a summary of financing activities by period:
Year Ended December 31, 2013
Cash provided by financing activities was $325 million in 2013.  We received $1.61 billion in net proceeds from Common Unit offerings. Net proceeds from the offerings were used to repay outstanding borrowings under the ETP Credit Facility, to fund capital expenditures, and acquisitions, as well as for general partnership purposes.  In 2013, we had a net increase in our debt level of $819 million primarily due to ETP’s issuance of $1.25 billion and $1.50 billion in aggregate principal amount of senior notes in January 2013 and September 2013, respectively, and Sunoco Logistics’ issuance of $700 million in aggregate principal amount of senior notes in January 2013 (see Note 6 to our consolidated financial statements) partially offset by repayments of long-term debt and credit facilities of $2.71 billion in the aggregate. In connection with the issuance of senior notes, we incurred debt issuance costs of $32 million. In 2013, we paid distributions of $1.80 billion to our partners and we paid distributions of $382 million to noncontrolling interests. In addition, we received capital contributions of $147 million from Regency for its noncontrolling interest in Lone Star.
Year Ended December 31, 2012
Cash provided by financing activities was $1.29 billion in 2012.  We received $791 million in net proceeds from Common Unit offerings. Net proceeds from the offerings were used to repay outstanding borrowings under the ETP Credit Facility, to fund capital expenditures, acquisitions, and capital contributions to joint ventures, as well as for general partnership purposes.  In 2012, we had a net increase in our debt level of $1.78 billion primarily due to our issuance of $2.00 billion in aggregate principal amount of senior notes in January 2012 to fund the Citrus Acquisition, partially offset by the repurchase of $750 million in aggregate principal amount of senior notes in connection with our tender offers announced in January 2012. In connection with the issuance of senior notes in January 2012, we incurred debt issuance costs of $18 million. In 2012, we paid distributions of $1.34 billion to our partners. In addition, we received capital contributions of $320 million from Regency for its noncontrolling interest in Lone Star.
Year Ended December 31, 2011
Cash provided by financing activities was $2.27 billion in 2011.  We received $1.47 billion in net proceeds from Common Unit offerings, including $96 million under our equity distribution program. Net proceeds from the offerings were used to repay outstanding borrowings under the ETP Credit Facility, to fund capital expenditures, acquisitions, and capital contributions to joint ventures, as well as for general partnership purposes.  In 2011, we had a net increase in our debt level of $1.38 billion primarily due to our issuance of $1.50 billion of senior notes in May 2011 to partially fund the LDH Acquisition. We also received $645 million of capital contributions from Regency for its noncontrolling interest related to the LDH Acquisition. In 2011, we paid distributions of $1.16 billion to our partners.

Description of Indebtedness
Our outstanding consolidated indebtedness at December 31, 2013 and 2012 was as follows:

	December 31,
	2013	2012
ETP Senior Notes	$11,182	$7,692
Transwestern Senior Unsecured Notes	870	870
Southern Union Senior Notes	169	1,260
Panhandle Senior Notes	916	1,621
Sunoco Senior Notes	965	965
Sunoco Logistics Senior Notes	2,150	1,450
Revolving credit facilities:
ETP $2.5 billion Revolving Credit Facility due October 27, 2017	65	1,395
Southern Union $700 million Revolving Credit Facility due May 20, 2016	—	210
Sunoco Logistics $200 million Revolving Credit Facility due August 21, 2014	—	26
Sunoco Logistics $35 million Revolving Credit Facility due April 30, 2015	35	20
Sunoco Logistics $350 million Revolving Credit Facility due August 22, 2016	—	93
Sunoco Logistics $1.50 billion Revolving Credit Facility due November 1, 2018	200	—
Note Payable to ETE	—	166
Other long-term debt	228	32
Unamortized premiums, net of discounts and fair value adjustments	308	417
Total debt	17,088	16,217
Less: current maturities	637	609
Long-term debt, less current maturities	$16,451	$15,608
The terms of our consolidated indebtedness and that of our subsidiaries are described in more detail below and in Note 6 to our consolidated financial statements.
January 2013 Senior Notes Offerings
In January 2013, ETP issued $800 million aggregate principal amount of 3.6% Senior Notes due February 2023 and $450 million aggregate principal amount of 5.15% Senior Notes due February 2043. ETP used the net proceeds of $1.24 billion from the offering to repay borrowings outstanding under the ETP Credit Facility and for general partnership purposes.
In January 2013, Sunoco Logistics issued $350 million aggregate principal amount of 3.45% Senior Notes due January 2023 and $350 million aggregate principal amount of 4.95% Senior Notes due January 2043. Sunoco Logistics’ used the net proceeds of $691 million from the offering to repay borrowings outstanding under the Sunoco Logistics’ Credit Facilities and for general partnership purposes.
September 2013 Senior Notes Offering
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
Credit Facilities
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $2.5 billion and expires in October 2017. The indebtedness under the ETP Credit Facility is unsecured and not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. The indebtedness under the ETP Credit Facility has the same priority of payment as our other current and future unsecured debt.
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
In November 2013, we amended the ETP Credit Facility to, among other things, (i) extend the maturity date for one additional year to October 2017, (ii) remove the restriction prohibiting unrestricted subsidiaries from owning debt or equity interests in ETP or any restricted subsidiaries of ETP, (iii) amend the covenant limiting fundamental changes to remove the restrictions on mergers or other consolidations of restricted subsidiaries of ETP and to permit ETP to merge with another person and not be the surviving entity provided certain requirements are met, and (iv) amend certain other provisions more specifically set forth in the amendment.
As of December 31, 2013, the ETP Credit Facility had $65 million outstanding, and the amount available for future borrowings was $2.34 billion after taking into account letters of credit of $93 million. The weighted average interest rate on the total amount outstanding as of December 31, 2013 was 1.67%.
Southern Union Credit Facility
Proceeds from the SUGS Contribution were used to repay borrowings under the Southern Union Credit Facility and the facility was terminated.
Sunoco Logistics Credit Facilities
In November 2013, Sunoco Logistics replaced its existing $350 million and $200 million unsecured credit facilities with a new $1.50 billion unsecured credit facility (the “$1.50 billion Credit Facility”). The $1.50 billion Credit Facility contains an accordion feature, under which the total aggregate commitment may be extended to $2.25 billion under certain conditions. Outstanding borrowings under the $350 million and $200 million credit facilities of $119 million at December 31, 2012 were repaid during the first quarter of 2013.
The $1.50 billion Credit Facility, which matures in November 2018, is available to fund Sunoco Logistics’ working capital requirements, to finance acquisitions and capital projects, to pay distributions and for general partnership purposes. The $1.50 billion Credit Facility bears interest at LIBOR or the Base Rate, each plus an applicable margin. The credit facility may be prepaid at any time. Outstanding borrowings under this credit facility were $200 million at December 31, 2013.
West Texas Gulf Pipe Line Company, a subsidiary of Sunoco Logistics, has a $35 million revolving credit facility which expires in April 2015. The facility is available to fund West Texas Gulf’s general corporate purposes including working capital and capital expenditures. Outstanding borrowings under this credit facility were $35 million at December 31, 2013.
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
We are required to assess compliance quarterly and were in compliance with all requirements, limitations, and covenants related to debt agreements as of December 31, 2013.
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
In addition, Southern Union and/or its subsidiaries are subject to certain additional restrictions and covenants. These restrictions and covenants include limitations on additional debt at some of its subsidiaries; limitations on the use of proceeds from borrowing at some of its subsidiaries; limitations, in some cases, on transactions with its affiliates; limitations on the incurrence of liens; potential limitations on the abilities of some of its subsidiaries to declare and pay dividends and potential limitations on some of its subsidiaries to participate in Southern Union’s cash management program; and limitations on Southern Union’s ability to prepay debt.
Covenants Related to Sunoco Logistics
Sunoco Logistics’ $1.50 billion credit facility contains various covenants, including limitations on the creation of indebtedness and liens, and other covenants related to the operation and conduct of the business of Sunoco Logistics and its subsidiaries. The credit facility also limits Sunoco Logistics, on a rolling four-quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreement, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. Sunoco Logistics’ ratio of total consolidated debt, excluding net unamortized fair value adjustments, to consolidated Adjusted EBITDA was 2.8 to 1 at December 31, 2013, as calculated in accordance with the credit agreements.
The $35 million credit facility limits West Texas Gulf, on a rolling four-quarter basis, to a minimum fixed charge coverage ratio, as defined in the underlying credit agreement. The ratio for the fiscal quarter ending December 31, 2013 shall not be less than 1.00 to 1. The minimum ratio fluctuates between 0.80 to 1 and 1.00 to 1 throughout the term of the revolver as specified in the credit agreement. In addition, the credit facility limits West Texas Gulf to a maximum leverage ratio of 2.00 to 1. West Texas Gulf’s fixed charge coverage ratio and leverage ratio were 1.12 to 1 and 0.88 to 1, respectively, at December 31, 2013.
Contingent Residual Support Agreement – AmeriGas
In order to finance the cash portion of the purchase price of the Propane Business described in Note 6 of our consolidated financial statements, AmeriGas Finance LLC (“Finance Company”), a wholly owned subsidiary of AmeriGas, issued $550 million in aggregate principal amount of 6.75% Senior Notes due 2020 and $1.0 billion in aggregate principal amount of 7.00% Senior Notes due 2022. AmeriGas borrowed $1.5 billion of the proceeds of the Senior Notes issuance from Finance Company through an intercompany borrowing having maturity dates and repayment terms that mirror those of the Senior Notes (the “Supported Debt”).
In connection with the closing of the contribution of the Propane Business, ETP entered into a Contingent Residual Support Agreement (“CRSA”) with AmeriGas, Finance Company, AmeriGas Finance Corp. and UGI Corp., pursuant to which ETP will provide contingent, residual support of the Supported Debt.
PEPL Holdings Guarantee of Collection
In connection with the SUGS Contribution, Regency issued $600 million of 4.50% Senior Notes due 2023 (the “Regency Debt”), the proceeds of which were used by Regency to fund the cash portion of the consideration, as adjusted, and pay certain other expenses or disbursements directly related to the closing of the SUGS Contribution. In connection with the closing of the SUGS Contribution on April 30, 2013, Regency entered into an agreement with PEPL Holdings, a subsidiary of Southern Union, pursuant to which PEPL Holdings provided a guarantee of collection (on a nonrecourse basis to Southern Union) to Regency and Regency Energy Finance Corp. with respect to the payment of the principal amount of the Regency Debt through maturity in 2023. In connection with the completion of the Panhandle Merger, in which PEPL Holdings was merged with and into Panhandle, the guarantee of collection for the Regency Debt was assumed by Panhandle.
Contractual Obligations
The following table summarizes our long-term debt and other contractual obligations as of December 31, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$16,780	$812	$1,422	$2,425	$12,121
Interest on long-term debt(1)	13,706	973	1,762	1,582	9,389
Payments on derivatives	74	35	39	—	—
Purchase commitments(2)	25,512	12,197	7,883	2,175	3,257
Transportation, natural gas storage and fractionation contracts	122	33	48	37	4
Operating lease obligations	767	80	148	119	420
Other	246	77	89	56	24
Total(3)	$57,207	$14,207	$11,391	$6,394	$25,215

(1)
Interest payments on long-term debt are based on the principal amount of debt obligations as of December 31, 2013. With respect to variable rate debt, the interest payments were estimated using the interest rate as of December 31, 2013. To the extent interest rates change, our contractual obligations for interest payments will change. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further discussion.

(2)
We define a purchase commitment as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for refined product and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the December 31, 2013 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Obligations shown in the table represent estimated payment obligations under these contracts for the periods indicated. Approximately $5.72 billion of total purchase commitments relate to production from PES.

(3)	Excludes non-current deferred tax liabilities of $3.76 billion due to uncertainty of the timing of future cash flows for such liabilities.
Cash Distributions
Cash Distributions Paid by ETP
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
Distributions declared are summarized as follows:

	Record Date	Payment Date	Rate
Year Ended December 31, 2013	November 4, 2013	November 14, 2013	$0.90500
	August 5, 2013	August 14, 2013	0.89375
	May 6, 2013	May 15, 2013	0.89375
	February 7, 2013	February 14, 2013	0.89375

Year Ended December 31, 2012	November 6, 2012	November 14, 2012	$0.89375
	August 6, 2012	August 14, 2012	0.89375
	May 4, 2012	May 15, 2012	0.89375
	February 7, 2012	February 14, 2012	0.89375

Year Ended December 31, 2011	November 4, 2011	November 14, 2011	$0.89375
	August 5, 2011	August 15, 2011	0.89375
	May 6, 2011	May 16, 2011	0.89375
	February 7, 2011	February 14, 2011	0.89375
On January 28, 2014, we declared a cash distribution for the three months ended December 31, 2013 of $0.9200 per Common Unit, or $3.68 annualized. We paid this distribution on February 14, 2014 to Unitholders of record at the close of business on February 7, 2014.

The total amounts of distributions declared during the periods presented (all from Available Cash from our operating surplus and are shown in the year with respect to which they relate):

	Years Ended December 31,
	2013	2012	2011
Distributions to the partners of ETP:
Limited Partners:
Common units held by public	$1,005	$783	$582
Common units held by ETE	268	180	180
Class H Units held by ETE Holdings	105	—	—
General Partner interest held by ETE	20	20	20
IDRs held by ETE	701	529	422
IDR relinquishments related to previous transactions	(199)	(90)	—
Total distributions to the partners of ETP	$1,900	$1,422	$1,204
The distributions reflected above for the year ended December 31, 2013 reflect IDR reductions totaling $199 million, which includes four quarters of IDR relinquishment related to the Citrus Merger, four quarters of IDR relinquishment related to the Holdco Transaction and two quarters of IDR relinquishment related to the Holdco Acquisition. The distributions reflected above for the year ended December 31, 2012 reflect IDR reductions totaling $90 million, which includes four quarters of IDR relinquishment related to the Citrus Merger and two quarters of IDR relinquishment related to the Holdco Transaction.
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

•
As discussed in Note 3, in connection with the Holdco Acquisition on April 30, 2013, ETE also agreed to relinquish incentive distributions on the newly issued Common Units for the first eight consecutive quarters beginning with the distribution paid on August 14, 2013, and 50% of the incentive distributions for the following eight consecutive quarters.

As discussed in Note 7 to our consolidated financial statements, ETP has agreed to make incremental cash distributions in the aggregate amount of $329 million to ETE Holdings over 15 quarters, commencing with the quarter ended September 30, 2013 and ending with the quarter ending March 31, 2017, in respect of the Class H units as a means to offset prior IDR subsidies that ETE agreed to in connection with the Citrus Merger, the Holdco Transaction and the Holdco Acquisition.
In addition to the amounts above, in connection with the Partnership’s transfer of Trunkline LNG to ETE in February 2014, ETE agreed to provide additional subsidies to ETP through its relinquishment of incentive distributions of $50 million, $50 million, $45 million and $35 million for the years ending December 31, 2016, 2017, 2018 and 2019, respectively.
Following is a summary of the net amounts by which these incentive distribution relinquishments and incremental distributions on Class H Units would reduce the total distributions that would potentially be made to ETE in future quarters:

	Quarters Ending
	March 31	June 30	September 30	December 31	Total Year
2014	$26.5	$26.5	$26.5	$26.5	$106.0
2015	12.5	12.5	13.0	13.0	51.0
2016	18.0	18.0	18.0	18.0	72.0
2017	12.5	12.5	12.5	12.5	50.0
2018	11.25	11.25	11.25	11.25	45.0
2019	8.75	8.75	8.75	8.75	35.0

Cash Distributions Paid by Sunoco Logistics
Sunoco Logistics is required by its partnership agreement to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by its general partner.
Following are distributions declared and/or paid by Sunoco Logistics:

Quarter Ended	Record Date	Payment Date	Rate
September 30, 2013	November 8, 2013	November 14, 2013	$0.63000
June 30, 2013	August 8, 2013	August 14, 2013	0.60000
March 31, 2013	May 9, 2013	May 15, 2013	0.57250
December 31, 2012	February 8, 2013	February 14, 2013	0.54500
On January 29, 2014, Sunoco Logistics declared a cash distribution for the three months ended December 31, 2013 of $0.6625 per common unit, or $2.65 annualized. Sunoco Logistics paid this distribution on February 14, 2014 to unitholders of record at the close of business on February 10, 2014.
The total amounts of Sunoco Logistics distributions declared during the period presented were as follows (all from Available Cash from Sunoco Logistics’ operating surplus and are shown in the period with respect to which they relate):

Year Ended December 31, 2013
Limited Partners	$255
General Partner interest	4
Incentive distributions	118
Total distributions declared	$377
On January 24, 2013, Sunoco Logistics declared a cash distribution for the three months ended December 31, 2012 of $0.5450 per common unit, or $2.18 annualized. The $80 million distribution, including $23 million to the general partner, was paid on February 14, 2013 to unitholders of record at the close of business on February 8, 2013.
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
Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the accrual for and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The natural gas industry conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results for the midstream, NGL and intrastate transportation and storage segments are estimated using volume estimates and market prices. Any differences between estimated results and actual results are recognized in the following month’s financial statements. Management believes that the operating results estimated for the year ended December 31, 2013 represent the actual results in all material respects.
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
Our intrastate transportation and storage segment also generates revenues and margin from the sale of natural gas to electric utilities, independent power plants, local distribution companies, industrial end-users and other marketing companies on the HPL System. Generally, we purchase natural gas from the market, including purchases from our marketing operations, and from producers at the wellhead.
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
Our retail marketing segment sells gasoline and diesel in addition to a broad mix of merchandise such as groceries, fast foods and beverages at its convenience stores. In addition, some of Sunoco’s retail outlets provide a variety of car care services. Revenues related to the sale of products are recognized when title passes, while service revenues are recognized when services are provided. Title passage generally occurs when products are shipped or delivered in accordance with the terms of the respective sales agreements. In addition, revenues are not recognized until sales prices are fixed or determinable and collectability is reasonably assured.
Regulatory Assets and Liabilities.  Our interstate transportation and storage segment is subject to regulation by certain state and federal authorities, and certain subsidiaries in that segment have accounting policies that conform to the accounting requirements and ratemaking practices of the regulatory authorities. The application of these accounting policies allows certain of our regulated entities to defer expenses and revenues on the balance sheet as regulatory assets and liabilities when it is probable that those expenses and revenues will be allowed in the ratemaking process in a period different from the period in which they would have been reflected in the consolidated statement of operations by an unregulated company. These deferred assets and liabilities will be reported in results of operations in the period in which the same amounts are included in rates and recovered from or refunded to customers. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities will require judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for all or part of our operations, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the consolidated balance sheet for the period in which the discontinuance of regulatory accounting treatment occurs.
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
In order to test for recoverability when performing a quantitative impairment test, we must make estimates of projected cash flows related to the asset, which include, but are not limited to, assumptions about the use or disposition of the asset, estimated remaining life of the asset, and future expenditures necessary to maintain the asset’s existing service potential. In order to determine fair value, we make certain estimates and assumptions, including, among other things, changes in general economic conditions in regions in which our markets are located, the availability and prices of natural gas, our ability to negotiate favorable sales agreements, the risks that natural gas exploration and production activities will not occur or be successful, our dependence on certain significant customers and producers of natural gas, and competition from other companies, including major energy producers. While we believe we have made reasonable assumptions to calculate the fair value, if future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations.
During the fourth quarter of 2013, we performed a goodwill impairment test on our Trunkline LNG reporting unit. In accordance with GAAP, we performed step one of the goodwill impairment test and determined that the estimated fair value of the Trunkline LNG reporting unit was less than its carrying amount primarily due to changes related to (i) the structure and capitalization of the planned LNG export project at Trunkline LNG’s Lake Charles facility, (ii) an analysis of current macroeconomic factors, including global natural gas prices and relative spreads, as of the date of our assessment, (iii) judgments regarding the prospect of obtaining regulatory approval for a proposed LNG export project and the uncertainty associated with the timing of such approvals, and (iv) changes in assumptions related to potential future revenues from the import facility and the proposed export facility.  An assessment of these factors in the fourth quarter of 2013 led to a conclusion that the estimated fair value of the Trunkline LNG reporting unit was less than its carrying amount.  We then applied the second step in the goodwill impairment test, allocating the estimated fair value of the reporting unit among all of the assets and liabilities of the reporting unit in a hypothetical purchase price allocation. The assets and liabilities of the reporting unit had recently been measured at fair value in 2012 as a result of the acquisition of Southern Union, and those estimated fair values had been recorded at the reporting unit through the application of “push-down” accounting. For purposes of the hypothetical purchase price allocation used in the goodwill impairment test, we estimated the fair value of the assets and liabilities of the reporting unit in a manner similar to the original purchase price allocation. In allocating value to the property, plant and equipment, we used current replacement costs adjusted for assumed depreciation. We also included the estimated fair value of working capital and identifiable intangible assets in the reporting unit. We adjusted deferred income taxes based on these estimated fair values. Based on this hypothetical purchase price allocation, estimated goodwill was $184 million, which was less than the balance of $873 million that had originally been recorded by the reporting unit through “push-down” accounting in 2012. As a result, we recorded a goodwill impairment of $689 million during the fourth quarter of 2013.
No other goodwill impairments were identified or recorded for our reporting units.
Property, Plant and Equipment.  Expenditures for maintenance and repairs that do not add capacity or extend the useful life are expensed as incurred. Expenditures to refurbish assets that either extend the useful lives of the asset or prevent environmental contamination are capitalized and depreciated over the remaining useful life of the asset. Additionally, we capitalize certain costs directly related to the construction of assets including internal labor costs, interest and engineering costs. Upon disposition or retirement of pipeline components or natural gas plant components, any gain or loss is recorded to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any gain or loss is included in the consolidated statement of operations. Depreciation of property, plant and equipment is provided using the straight-line method based on their estimated useful lives ranging from 1 to 99 years. Changes in the estimated useful lives of the assets could have a material effect on our results of operation. We do not anticipate future changes in the estimated useful lives of our property, plant and equipment.
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
An ARO is required to be recorded when a legal obligation to retire an asset exists and such obligation can be reasonably estimated. We will record an asset retirement obligation in the periods in which management can reasonably estimate the settlement dates.
Except for the AROs of Southern Union, Sunoco Logistics and Sunoco discussed below, management was not able to reasonably measure the fair value of asset retirement obligations as of December 31, 2013 and 2012 because the settlement dates were indeterminable. Although a number of other onshore assets in Southern Union’s system are subject to agreements or regulations that give rise to an ARO upon Southern Union’s discontinued use of these assets, AROs were not recorded because these assets have an indeterminate removal or abandonment date given the expected continued use of the assets with proper maintenance or replacement. Sunoco has legal asset retirement obligations for several other assets at its refineries, pipelines and terminals, for which it is not possible to estimate when the obligations will be settled. Consequently, the retirement obligations for these assets cannot be measured at this time. At the end of the useful life of these underlying assets, Sunoco is legally or contractually required to abandon in place or remove the asset. Sunoco Logistics believes it may have additional asset retirement obligations related to its pipeline assets and storage tanks, for which it is not possible to estimate whether or when the retirement obligations will be settled. Consequently, these retirement obligations cannot be measured at this time.
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
As of December 31, 2013, there were no legally restricted funds for the purpose of settling AROs.
Pensions and Other Postretirement Benefit Plans
We are required to measure plan assets and benefit obligations as of its fiscal year-end balance sheet date. We recognize the changes in the funded status of our defined benefit postretirement plans through AOCI or are reflected as a regulatory asset or regulatory liability for regulated subsidiaries.
The calculation of the net periodic benefit cost and benefit obligation requires the use of a number of assumptions. Changes in these assumptions can have a significant effect on the amounts reported in the financial statements. The Partnership believes that the two most critical assumptions are the assumed discount rate and the expected rate of return on plan assets.
The discount rate is established by using a hypothetical portfolio of high-quality debt instruments that would provide the necessary cash flows to pay the benefits when due. Net periodic benefit cost and benefit obligation increases and equity correspondingly decreases as the discount rate is reduced.

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
For more information on our litigation and contingencies, see Note 10 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” in this report.
Environmental Remediation Activities. The Partnership’s accrual for environmental remediation activities reflects anticipated work at identified sites where an assessment has indicated that cleanup costs are probable and reasonably estimable. The accrual for known claims is undiscounted and is based on currently available information, estimated timing of remedial actions and related inflation assumptions, existing technology and presently enacted laws and regulations. It is often extremely difficult to develop reasonable estimates of future site remediation costs due to changing regulations, changing technologies and their associated costs, and changes in the economic environment. Engineering studies, historical experience and other factors are used to identify and evaluate remediation alternatives and their related costs in determining the estimated accruals for environmental remediation activities.
Losses attributable to unasserted claims are generally reflected in the accruals on an undiscounted basis, to the extent they are probable of occurrence and reasonably estimable. We have established a wholly-owned captive insurance company to bear certain risks associated with environmental obligations related to certain sites that are no longer operating. The premiums paid to the captive insurance company include estimates for environmental claims that have been incurred but not reported, based on an actuarially determined fully developed claims expense estimate. In such cases, we accrue losses attributable to unasserted claims based on the discounted estimates that are used to develop the premiums paid to the captive insurance company.
In general, each remediation site/issue is evaluated individually based upon information available for the site/issue and no pooling or statistical analysis is used to evaluate an aggregate risk for a group of similar items (e.g., service station sites) in determining the amount of probable loss accrual to be recorded. The Partnership’s estimates of environmental remediation costs also frequently involve evaluation of a range of estimates. In many cases, it is difficult to determine that one point in the range of loss estimates is more likely than any other. In these situations, existing accounting guidance requires that the minimum of the range be accrued. Accordingly, the low end of the range often represents the amount of loss which has been recorded.
In addition to the probable and estimable losses which have been recorded, management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At December 31, 2013, the aggregate of the estimated maximum additional reasonably possible losses, which relate to numerous individual sites, totaled approximately $6 million. This estimate of reasonably possible losses comprises estimates for remediation activities at current logistics and retail assets and, in many cases, reflects the upper end of the loss ranges which are described above. Such estimates include potentially higher contractor costs for expected remediation activities, the potential need to use more costly or comprehensive remediation methods and longer operating and monitoring periods, among other things.
Total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the nature of operations at each site, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost-sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws and regulations, inflation rates, terms of consent agreements or remediation permits with regulatory agencies and the determination of the Partnership’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. The recognition of additional losses, if and when they were to occur, would likely extend over many years. Management believes that the Partnership’s exposure to adverse developments with respect to any individual site is not expected to be material. However, if changes in environmental laws or regulations occur or the assumptions used to estimate losses at multiple sites are adjusted, such changes could impact multiple facilities, formerly owned facilities and third-party sites at the same time. As a result, from time to time, significant charges against income for environmental remediation may occur; however, management does not believe that any such charges would have a material adverse impact on the Partnership’s consolidated financial position.
Deferred Income Taxes. ETP recognizes benefits in earnings and related deferred tax assets for net operating loss carryforwards (“NOLs”) and tax credit carryforwards. If necessary, a charge to earnings and a related valuation allowance are recorded to reduce deferred tax assets to an amount that is more likely than not to be realized by the Partnership in the future. Deferred income tax assets attributable to state and federal NOLs and federal tax alternative minimum tax credit carryforwards totaling $217 million have been included in ETP’s consolidated balance sheet as of December 31, 2013. All of the deferred income tax assets attributable to state and federal NOL benefits expire before 2032 as more fully described below. The state NOL carryforward benefits of $101 million (net of federal benefit) begin to expire in 2013 with a substantial portion expiring between 2029 and 2032. The federal NOLs of $216 million ($76 million in benefits) will expire in 2032, while the $40 million of the federal tax alternative minimum tax credit carryforwards have no expiration date. We have determined that a valuation allowance totaling $74 million (net of federal income tax effects) is required for the state NOLs at December 31, 2013 primarily due to significant restrictions on their use in the Commonwealth of Pennsylvania. In making the assessment of the future realization of the deferred tax assets, we rely on future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income based on historical and projected future operating results. The potential need for valuation allowances is regularly reviewed by management. If it is more likely than not that the recorded asset will not be realized, additional valuation allowances which increase income tax expense may be recognized in the period such determination is made. Likewise, if it is more likely than not that additional deferred tax assets will be realized, an adjustment to the deferred tax asset will increase income in the period such determination is made.
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
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For certain of our activities, we are exposed to market risks related to the volatility of commodity prices. To manage the impact of volatility from these prices, we utilize various exchange-traded and over-the-counter commodity financial instrument contracts. These contracts consist primarily of futures and swaps and are recorded at fair value in the consolidated balance sheets. In general, we use derivatives to reduce market exposure and price risk within our segments as follows:

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

•	Derivatives are utilized in our midstream segment in order to mitigate price volatility in our marketing activities and manage fixed price exposure incurred from contractual obligations.

•	We also use derivative swap contracts to mitigate risk from price fluctuations on NGLs we retain for fees in our midstream segment.

•	Sunoco Logistics uses derivative contracts as economic hedges against price changes related to its forecasted refined products and NGL purchase and sale activities.

•	In our all other segment, we utilized derivatives for trading purposes.
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
Sunoco Logistics manages exposures to crude oil, refined products and NGL commodity prices by monitoring inventory levels and expectations of future commodity prices when making decisions with respect to risk management and inventory carried. Sunoco Logistics’ policy is to purchase only commodity products for which it has a market and to structure its sales contracts so that price fluctuations for those products do not materially affect the margin Sunoco Logistics receives. Sunoco Logistics also seeks to maintain a position that is substantially balanced within its various commodity purchase and sale activities. Sunoco Logistics may experience net unbalanced positions for short periods of time as a result of production, transportation and delivery variances, as well as logistical issues associated with inclement weather conditions. When unscheduled inventory builds or draws do occur, they are monitored and managed to a balanced position over a reasonable period of time.

The table below summarizes our commodity-related financial derivative instruments and fair values, including derivatives related to our consolidated subsidiaries, as well as the effect of an assumed hypothetical 10% change in the underlying price of the commodity. Notional volumes are presented in MMBtu for natural gas, thousand megawatt for power and barrels for natural gas liquids and refined products. Dollar amounts are presented in millions.

	December 31, 2013			December 31, 2012
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	9,457,500	$3	$5	—	$—	$—
Basis Swaps IFERC/NYMEX(1)	(487,500)	1	—	(30,980,000)	(6)	—
Swing Swaps	1,937,500	1	—	—	—	—
Power (Megawatt):
Forwards	351,050	1	1	19,650	—	1
Futures	(772,476)	—	2	(1,509,300)	(1)	1
Options – Puts	(52,800)	—	—	—	—	—
Options – Calls	103,200	—	—	1,656,400	2	1
Crude (Bbls) – Futures	103,000	—	1	—	—	—
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	570,000	—	—	150,000	(1)	—
Swing Swaps IFERC	(9,690,000)	1	—	(83,292,500)	1	1
Fixed Swaps/Futures	(8,195,000)	13	3	27,077,500	(7)	9
Forward Physical Contracts	5,668,559	(1)	2	11,689,855	—	2
Natural Gas Liquid (Bbls) – Forwards/Swaps	(280,000)	—	3	(30,000)	—	—
Refined Products (Bbls) – Futures	(1,133,600)	—	17	(666,000)	(3)	14
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(7,352,500)	—	—	(18,655,000)	(1)	—
Fixed Swaps/Futures	(50,530,000)	(11)	23	(44,272,500)	4	15
Cash Flow Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(1,825,000)	—	—	—	—	—
Fixed Swaps/Futures	(12,775,000)	(3)	6	(8,212,500)	(3)	3
Natural Gas Liquid (Bbls) – Forwards/Swaps	(780,000)	(1)	4	(930,000)	(2)	7
Refined Products (Bbls) – Futures	—	—	—	(98,000)	—	1
Crude (Bbls) – Futures	(30,000)	—	—	—	—	—

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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
Interest Rate Risk
As of December 31, 2013, we had $907 million of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a change to interest expense of $9 million annually. We manage a portion of our interest rate exposure by utilizing interest rate swaps. To the extent that we have debt with floating interest rates that are not hedged, our results of operations, cash flows and financial condition could be adversely affected by increases in interest rates.
The following table summarizes our interest rate swaps outstanding (dollars in millions), none of which are designated as hedges for accounting purposes:

			Notional Amount Outstanding
Entity	Term	Type(1)	December 31, 2013	December 31, 2012
ETP	July 2013(2)	Forward-starting to pay a fixed rate of 4.03% and receive a floating rate	$—	$400
ETP	July 2014(2)	Forward-starting to pay a fixed rate of 4.25% and receive a floating rate	400	400
ETP	July 2018	Pay a floating rate plus a spread of 4.17% and receive a fixed rate of 6.70%	600	600
ETP	June 2021	Pay a floating rate plus a spread of 2.17% and receive a fixed rate of 4.65%	400	—
ETP	February 2023	Pay a floating rate plus a spread of 1.32% and receive a fixed rate of 3.60%	400	—
Southern Union(3)	November 2016	Pay a fixed rate of 2.97% and receive a floating rate	—	75
Southern Union(3)	November 2021	Pay a fixed rate of 3.801% and receive a floating rate	275	450

(1)	Floating rates are based on 3-month LIBOR.

(2)
Represents the effective date. These forward starting swaps have a term of 10 years with a mandatory termination date the same as the effective date. During the year ended December 31, 2013, we settled $400 million of ETP’s forward-starting interest rate swaps that had an effective date of July 2013.

(3)	In connection with the Panhandle Merger, Southern Union’s interest rate swaps outstanding were assumed by Panhandle.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $29 million as of December 31, 2013. For the $1.4 billion of interest rate swaps whereby we pay a floating rate and receive a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $14 million. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled. For Southern Union’s fixed to floating interest rate swaps, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $3 million.
Credit Risk
Credit risk refers to the risk that a counterparty may default on its contractual obligations resulting in a loss to the Partnership. Credit policies have been approved and implemented to govern the Partnership’s portfolio of counterparties with the objective of mitigating credit losses. These policies establish guidelines, controls and limits to manage credit risk within approved tolerances by mandating an appropriate evaluation of the financial condition of existing and potential counterparties, monitoring agency credit ratings, and by implementing credit practices that limit exposure according to the risk profiles of the counterparties. Furthermore, the Partnership may at times require collateral under certain circumstances to mitigate credit risk as necessary. We also implement the use of industry standard commercial agreements which allow for the netting of positive and negative exposures associated with transactions executed under a single commercial agreement. Additionally, we utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty or affiliated group of counterparties.
The Partnership’s counterparties consist of a diverse portfolio of customers across the energy industry, including petrochemical companies, commercial and industrials, oil and gas producers, municipalities, utilities and midstream companies. Our overall exposure may be affected positively or negatively by macroeconomic or regulatory changes that could impact our counterparties to one extent or another. Currently, management does not anticipate a material adverse effect in our financial position or results of operations as a consequence of counterparty non-performance.
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
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of ETP LLC, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer of ETP LLC, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2013.
Management’s Report on Internal Control over Financial Reporting
The management of Energy Transfer Partners, L.P. and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of ETP LLC, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO framework”).
Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Energy Transfer Partners, L.P.
We have audited the internal control over financial reporting of Energy Transfer Partners, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Dallas, Texas
February 27, 2014

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a–15(f) or Rule 15d–15(f)) that occurred in the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Our General Partner manages and directs all of our activities. The activities of our General Partner are managed and directed by its general partner, ETP LLC, which we refer to in this Item as “our General Partner.” Our officers and directors are officers and directors of ETP LLC. ETE, as the sole member of ETP LLC, is entitled under the limited liability company agreement of ETP LLC to appoint all of the directors of ETP LLC. This agreement provides that the Board of Directors of ETP LLC shall consist of not more than 13 persons, at least three of whom are required to qualify as independent directors. As of December 31, 2013, our Board of Directors was comprised of seven persons, four of whom qualified as “independent” under the NYSE’s corporate governance standards. Our Board of Directors has determined that Messrs. Collins, Glaske, Grimm, and Skidmore all meet the NYSE’s independence requirements. Our current directors who are not independent consist of Kelcy L. Warren, ETP LLC’s Chief Executive Officer, and Marshall S. McCrea III, ETP LLC’s President and Chief Operating Officer, as well as Jamie Welch, the Group Chief Financial Officer of ETE’s general partner.
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
Board Leadership Structure. We have no policy requiring either that the positions of the Chairman of the Board and the Chief Executive Officer, or CEO, be separate or that they be occupied by the same individual. The Board of Directors believes that this issue is properly addressed as part of the succession planning process and that a determination on this subject should be made when it elects a new chief executive officer or at such other times as when consideration of the matter is warranted by circumstances. Currently, the Board of Directors believes that the CEO is best situated to serve as Chairman because he is the director most familiar with the Partnership’s business and industry, and most capable of effectively identifying strategic priorities and leading the discussion and execution of strategy. Independent directors and management have different perspectives and roles in strategy development. Our independent directors bring experience, oversight and expertise from outside the Partnership and from a variety of industries, while the CEO brings extensive experience and expertise specifically related to the Partnership’s business. The Board of Directors believes that the current combined role of Chairman and CEO promotes strategy development and execution, and facilitates information flow between management and the Board of Directors, which are essential to effective governance.
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
Annual Certification
We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this annual report. In 2013, our CEO provided to the NYSE the annual CEO certification regarding our compliance with the NYSE corporate governance listing standards.
Conflicts Committee
Our Partnership Agreement provides that the Board of Directors may, from time to time, appoint members of the Board to serve on the Conflicts Committee with the authority to review specific matters for which the Board of Directors believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the General Partner is fair and reasonable to the Partnership and its Unitholders. As a policy matter, the Conflicts Committee generally reviews any proposed related-party transaction that may be material to the Partnership to determine if the transaction presents a conflict of interest and whether the transaction is fair and reasonable to the Partnership. Pursuant to the terms of our partnership agreement, any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to the Partnership, approved by all partners of the Partnership and not a breach by the General Partner or its Board of Directors of any duties they may owe the Partnership or the Unitholders. These duties are limited by our Partnership Agreement (see “Risks Related to Conflicts of Interest” in Item 1A. Risk Factors in this annual report).
Audit Committee
The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board of Directors appoints persons who are independent under the NYSE’s standards for audit committee members to serve on its Audit Committee. In addition, the Board determines that at least one member of the Audit Committee has such accounting or related financial management expertise sufficient to qualify such person as the audit committee financial expert in accordance with Item 407 (d)(5) of Regulation S-K. The Board has determined that based on relevant experience, Audit Committee members Paul E. Glaske and David K. Skidmore qualified as Audit Committee financial experts during 2013. A description of the qualifications of Mr. Glaske and Mr. Skidmore may be found elsewhere in this Item under “Directors and Executive Officers of the General Partner.”
The Audit Committee meets on a regularly scheduled basis with our independent accountants at least four times each year and is available to meet at their request. The Audit Committee has the authority and responsibility to review our external financial reporting, review our procedures for internal auditing and the adequacy of our internal accounting controls, consider the qualifications and independence of our independent accountants, engage and direct our independent accountants, including the letter of engagement and statement of fees relating to the scope of the annual audit work and special audit work which may be recommended or required by the independent accountants, and to engage the services of any other advisors and accountants as the Audit Committee deems advisable. The Audit Committee reviews and discusses the audited financial statements with management, discusses with our independent auditors matters required to be discussed by auditing standards, and makes recommendations to the Board of Directors relating to our audited financial statements. The Audit Committee periodically recommends to the Board of Directors any changes or modifications to its charter that may be required. The Board of Directors adopts the charter for the Audit Committee. Paul E. Glaske, Michael K. Grimm and David K. Skidmore currently serve on the Audit Committee and Mr. Glaske serves as the chairman of the Audit Committee.
Compensation and Nominating/Corporate Governance Committees
Although we are not required under NYSE rules to appoint a Compensation Committee or a Nominating/Corporate Governance Committee because we are a limited partnership, our Board of Directors has established a Compensation Committee to establish standards and make recommendations concerning the compensation of our officers and directors. In addition, the Compensation Committee determines and establishes the standards for any awards to our employees and officers under the equity compensation plans adopted by our Unitholders, including the performance standards or other restrictions pertaining to the vesting of any such awards. Pursuant to the charter of the Compensation Committee, a director serving as a member of the Compensation Committee may not be an officer of or employed by the General Partner, the Partnership or its subsidiaries. Michael K. Grimm and David K. Skidmore serve as the members of the Compensation Committee and Mr. Grimm serves as the chairman of the Compensation Committee. Our Board of Directors has determined that both Messrs. Grimm and Skidmore are “independent” (as that term is defined in the applicable NYSE corporate governance standards).

The Compensation Committee’s responsibilities include, among other duties, the following:

•	annually review and approve goals and objectives relevant to compensation of the CEO, if applicable;

•
annually evaluate the CEO’s performance in light of these goals and objectives, and make recommendations to the Board of Directors with respect to the CEO’s compensation levels, if applicable, based on this evaluation;

•
based on input from, and discussion with, the CEO, make recommendations to the Board of Directors with respect to non-CEO executive officer compensation, including incentive compensation and compensation under equity- based plans;

•	make determinations with respect to the grant of equity-based awards to executive officers under our equity incentive plans;

•
periodically evaluate the terms and administration of ETP’s short-term and long-term incentive plans to assure that they are structured and administered in a manner consistent with ETP’s goals and objectives;

•	periodically evaluate incentive compensation and equity-related plans and consider amendments, if appropriate;

•	periodically evaluate the compensation of the directors;

•	retain and terminate any compensation consultant to be used to assist in the evaluation of director, CEO or executive officer compensation; and

•	perform other duties as deemed appropriate by the Board of Directors.
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

Directors and Executive Officers of Our General Partner
The following table sets forth certain information with respect to the executive officers and members of the Board of Directors of our General Partner as of February 27, 2014. Executive officers and directors are elected for one-year terms.

Name	Age	Position with Our General Partner
Kelcy L. Warren	58	Chief Executive Officer and Chairman of the Board of Directors
Marshall S. (Mackie) McCrea, III	54	President, Chief Operating Officer and Director
Martin Salinas, Jr.	42	Chief Financial Officer
Jamie Welch	47	Director and ETE Group Chief Financial Officer and Head of Business Development
Thomas P. Mason	57	Senior Vice President, General Counsel and Secretary
Richard Cargile	54	President of Midstream Operations
Paul E. Glaske	80	Director
Ted Collins, Jr.	75	Director
Michael K. Grimm	59	Director
David K. Skidmore	58	Director
Messrs. Warren, McCrea and Welch also serve as directors of ETE’s general partner.
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
Martin Salinas, Jr.  Mr. Salinas has served as Chief Financial Officer of our General Partner since June 2008. Mr. Salinas had previously served as our Controller and Treasurer from September 2004 to June 2008. Prior to joining ETP, Mr. Salinas was a Senior Audit Manager with KPMG in San Antonio, Texas from September 2002. Mr. Salinas earned his B.B.A. in Accounting from the University of Texas at San Antonio in 1994 and is a Certified Public Accountant. Mr. Salinas also serves on the Board of Directors of the general partner of Sunoco Logistics.
Jamie Welch. Mr. Welch is the Group Chief Financial Officer and Head of Business Developments for the Energy Transfer family since June 2013. Mr. Welch has also served on the Board of Directors of ETE, ETP, and Sunoco Logistics since June 2013. Before joining ETE, Mr. Welch was Head of the EMEA Investment Banking Department and Head of the Global Energy Group at Credit Suisse. He was also a member of the IBD Global Management Committee and the EMEA Operating Committee. Mr. Welch joined Credit Suisse First Boston in 1997 from Lehman Brothers Inc. in New York, where he was a Senior Vice President in the global utilities & project finance group. Prior to that he was an attorney with Milbank, Tweed, Hadley & McCloy (New York) and a barrister and solicitor with Minter Ellison in Melbourne, Australia. The members of our General Partner selected Mr. Welch to serve on the Board of Directors because of his understanding of energy-related corporate finance gained through his experience in the investment banking and legal fields.
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
Richard Cargile. Mr. Cargile joined ETP in March 2012 and serves as President of Midstream Operations. Mr. Cargile joined ETP with over 30 years of midstream experience. Mr. Cargile joined Phillips Petroleum Company in 1982 as a project development engineer. He worked in various capacities in the gas and gas liquids group of Phillips Petroleum Company, Phillips 66 Natural Gas Company and GPM Gas Corporation. He was named vice president of East Permian Commercial in 2000 when GPM Gas Corporation merged with DCP Midstream, LLC (“DCP”). In 2003, he rose to Southern Division Vice President where he was responsible for DCP’s Permian and Gulf Coast business units and appointed to DCP’s Executive Committee. In 2007, he was promoted to Group Vice President of commercial and business development, and in 2008 he was named Group Vice President of EHS, operations, and technical services. In 2009, he was appointed to president of DCP’s southern business unit, where his responsibilities included executive management of commercial and operations of assets in the west and east regions, and was responsible for corporate engineering, technical services, measurement and reliability.
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
Ted Collins, Jr.  Mr. Collins has been an independent oil and gas producer since 2000. He also serves as a Director to both Oasis Petroleum Corp. and CLL Global Research Foundation. He has also served on both the Audit Committee and Nominating and Governance Committee for Oasis Petroleum Corp. since May of 2011. Mr. Collins previously served as President of Collins & Ware Inc. from 1988 to 2000, when its assets were sold to Apache Corporation. From 1982 to 1988 Mr. Collins was President of Enron Oil & Gas Co. and its predecessors, HNG Oil Company and HNG Internorth Exploration Co. From 1969 to 1982, Mr. Collins served as Executive Vice President of American Quasar Petroleum Company. Mr. Collins has served as a director of our General Partner since August 2004. Mr. Collins is a past President of the Permian Basin Petroleum Association; the Permian Basin Landmen’s Association, the Petroleum Club of Midland and has served as Chairman of the Midland Wildcat Committee since 1984. The Board selected Mr. Collins to serve as a director because of his previous experience as an executive in various positions in the oil and gas industry. In addition, as a public company director at various other companies, Mr. Collins has been involved in succession planning, compensation, employee management and the evaluation of acquisition properties.
Michael K. Grimm.  Mr. Grimm is one of the original founders of Rising Star Energy, L.L.C., a privately held upstream exploration and production company active in onshore continental United States, and served as its President and Chief Executive Officer from 1995 until 2006 when it was sold. Currently, Mr. Grimm is President of Rising Star Energy Development Company, Rising Star Petroleum, LLC and is Chairman of the Board of RSP Permian, which is active in the drilling and developing of West Texas Permian Basin oil reserves. Prior to the formation of the first Rising Star companies, Mr. Grimm was Vice President of Worldwide Exploration and Land for Placid Oil Company from 1990 to 1994. Prior to joining Placid Oil Company, Mr. Grimm was employed by Amoco Production Company for 13 years where he held numerous positions throughout the exploration department in Houston, New Orleans and Chicago. Mr. Grimm has been an active member of the Independent Petroleum Association of America, the American Association of Professional Landmen, Dallas Producers Club, Dallas Wildcat Committee, and Fort Worth Wildcatters. Mr. Grimm has served as a director of our General Partner since December 2005 and is a member of the Audit Committee and chairman of the Compensation Committee. He has a B.B.A. from the University of Texas at Austin. The Board selected Mr. Grimm to serve as a director because of his extensive experience in the energy industry and his service as a senior executive at several energy-related companies, in addition to his contacts in the industry gained through his involvement in energy-related organizations.

David K. Skidmore. Mr. Skidmore has served as a director of our General Partner since March 2013. He has been Vice President of Ventex Oil & Gas, Inc. since 1995 and has been actively involved in exploration and production throughout the Gulf Coast and mid-Continent regions for over 35 years. He founded Skidmore Exploration, Inc. in 1981 and has been an independent oil and gas producer since that time. From 1977 to 1981, he worked for Paraffine Oil Corporation and Texas Oil & Gas in Houston. He holds BS degrees in both Geology and Petroleum Engineering, is a Certified Petroleum Geologist and Registered Professional Engineer, and active member of the AAPG, and SPE. Mr. Skidmore is a member of both the Audit Committee and Compensation Committee. The Board selected Mr. Skidmore to serve as a director because of his continual involvement in geological, geophysical, legal, engineering and accounting aspects of an active oil and gas exploration and production company. As an energy professional, active oil and gas producer and successful business owner, Mr. Skidmore possesses valuable first-hand knowledge of the energy transportation business and market conditions affecting its economics.
Compensation of the General Partner
Our General Partner does not receive any management fee or other compensation in connection with its management of the Partnership and the Operating Companies. Our General Partner and its affiliates performing services for the Partnership and the Operating Companies are reimbursed at cost for all expenses incurred on behalf of the Partnership, including the costs of employee compensation allocable to, but not paid directly by, the Partnership, if any, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. Our employees are employed by our Operating Companies, and thus, our General Partner does not incur additional reimbursable costs.
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
Based solely on our review of the copies of such forms received by us, or written representations from reporting persons, we believe that during the year ended December 31, 2013, all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were met in a timely manner, with the exception of a late filing of a Form 4 transaction by Mr. Warren.
ITEM 11.  EXECUTIVE COMPENSATION
Overview
As a limited partnership, we are managed by our General Partner, which in turn is managed by its general partner, ETP LLC, which we refer to in this Item as “our General Partner.” As of December 31, 2013, ETE owned 100% of our General Partner, approximately 14.8% of our outstanding Common Units and 100% of our outstanding Class H Units. All of our employees are employed by and receive employee benefits from our Operating Companies.

Compensation Discussion and Analysis
Named Executive Officers
We do not have officers or directors. Instead, we are managed by the board of directors of our General Partner, and the executive officers of our General Partner perform all of our management functions. As a result, the executive officers of our General Partner are essentially our executive officers, and their compensation is administered by our General Partner. This Compensation Discussion and Analysis is, therefore, focused on the total compensation of the executive officers of our General Partner as set forth below. The executive officers we refer to in this discussion as our “named executive officers” are the following officers of our General Partner:

•	Kelcy L. Warren, Chief Executive Officer;

•	Marshall S. (Mackie) McCrea, III, President and Chief Operating Officer;

•	Martin Salinas, Jr., Chief Financial Officer;

•	Thomas P. Mason, Senior Vice President, General Counsel and Secretary; and

•	Richard Cargile, President of Midstream Operations.
Our General Partner’s Philosophy for Compensation of Executives
In general, our General Partner’s philosophy for executive compensation is based on the premise that a significant portion of each executive’s compensation should be incentive-based or “at-risk” compensation and that executives’ total compensation levels should be very competitive in the marketplace for executive talent and abilities. Our General Partner seeks a total compensation program that provides for a slightly below the median market annual base compensation rate but incentive-based compensation composed of a combination of compensation vehicles to reward both short and long-term performance that are both targeted to pay-out at approximately the top-quartile of market. Our General Partner believes the incentive-based balance is achieved by (i) the payment of annual discretionary cash bonuses that consider the achievement of the Partnership’s financial performance objectives for a fiscal year set at the beginning of such fiscal year and the individual contributions of our named executive officers to the success of the Partnership and the achievement of the annual financial performance objectives and (ii) the annual grant of restricted unit awards under our equity incentive plan(s), which awards are intended to provide a longer term incentive and retention value to our key employees to focus their efforts on increasing the market price of our publicly traded units and to increase the cash distribution we pay to our Unitholders.
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
While we are responsible for the direct payment of the compensation of our named executive officers as employees of ETP, ETP does not participate or have any input in any decisions as to the compensation policies of our General Partner or the compensation levels of the executive officers of our General Partner. The compensation committee of the board of directors of our General Partner (the “Compensation Committee”) is responsible for the approval of the compensation policies and the compensation levels of these executive officers. We directly pay these executive officers in lieu of receiving an allocation of overhead related to executive compensation from our General Partner. For the year ended December 31, 2013, we paid 100% of the compensation of the executive officers of our General Partner as we represent the only business currently managed by our General Partner.
For a more detailed description of the compensation of our named executive officers, please see “Compensation Tables” below.
Compensation Philosophy
Our compensation program is structured to provide the following benefits:

•
reward executives with an industry-competitive total compensation package of competitive base salaries and significant incentive opportunities yielding a total compensation package approaching the top-quartile of the market;

•
attract, retain and reward talented executive officers and key management employees by providing total compensation competitive with that of other executive officers and key management employees employed by publicly traded limited partnerships of similar size and in similar lines of business;

•	motivate executive officers and key employees to achieve strong financial and operational performance;

•	emphasize performance-based or “at-risk” compensation; and

•	reward individual performance.
Components of Executive Compensation
For the year ended December 31, 2013, the compensation paid to our named executive officers, other than our CEO, consisted of the following components:

•	annual base salary;

•	non-equity incentive plan compensation consisting solely of discretionary cash bonuses;

•	time-vested restricted unit awards under the equity incentive plan(s);

•	payment of distribution equivalent rights (“DERs”) on unvested time-based restricted unit awards under our equity incentive plan;

•	vesting of previously issued time-based awards issued pursuant to our equity incentive plans;

•	compensation resulting from the vesting of equity issuances made by an affiliate; and

•	401(k) plan employer contributions.
Mr. Warren, our CEO, has voluntarily elected not to accept any salary, bonus or equity incentive compensation (other than a salary of $1.00 per year plus an amount sufficient to cover his allocated payroll deductions for health and welfare benefits).
Methodology
The Compensation Committee considers relevant data available to it to assess our competitive position with respect to base salary, annual short-term incentives and long-term incentive compensation for our executive officers. The Compensation Committee also considers individual performance, levels of responsibility, skills and experience.
Periodically, the Compensation Committee engages a third-party consultant to provide market information for compensation levels at peer companies in order to assist the Compensation Committee in its determination of compensation levels for our executive officers. Most recently, the Compensation Committee engaged Mercer (US) Inc. (“Mercer”) during the year ended December 31, 2013 to both (i) evaluate the market competitiveness of total compensation levels for certain members of senior management, including our named executive officers; (ii) assist in the determination of appropriate compensation levels for our senior management, including the named executive officers; and (iii) to confirm that our compensation programs were yielding compensation packages consistent with our overall compensation philosophy. This review by Mercer was deemed necessary given the series of transforming transactions we have completed over the past few years, which have significantly increased our size and scale from both a financial and asset perspective.
In conducting its review, Mercer worked with us to identify a “peer group” of 15 leading companies in the energy industry that most closely reflect our profile in terms of revenues, assets and market value as well as compete with us for talent at the senior management level. The identified companies were:

• Conoco Phillips	• Anadarko Petroleum
• Enterprise Products Partners, L.P.	• ONEOK Partners, L.P.
• Plains All American Pipeline, L.P.	• EOG Resources, Inc.
• Halliburton Company	• Kinder Morgan Energy Partners, L.P.
• National Oilwell Varco, Inc.	• The Williams Companies, Inc.
• Baker Hughes Incorporated	• Enbridge Energy Partners, L.P.
• Apache Corp.	• DCP Midstream Partners, L.P.
• Marathon Oil Corporation

The compensation analysis provided by Mercer covered all major components of total compensation, including annual base salary, annual short-term cash bonus and long-term incentive awards for the senior executives of these companies. The Compensation Committee utilized the information provided by Mercer to compare the levels of annual base salary, annual short-term cash bonus and long-term equity incentive awards at these other companies with those of our named executive officers to ensure that compensation of our named executive officers is both consistent with our compensation philosophy and competitive with the compensation for executive officers of these other companies. The Compensation Committee considered and reviewed the results of the study performed by Mercer to ensure the results indicated that our compensation programs were yielding a competitive total compensation model prioritizing incentive-based compensation and rewarding achievement of short and long-term performance objectives. The Compensation Committee also specifically evaluated benchmarked results for the annual base salary, annual short-term cash bonus or long-term equity incentive awards of the named executive officers to the compensation levels at the identified “peer group” companies. Mercer did not provide any non-executive compensation services for the Partnership during 2013.
Base Salary.  As discussed above, the base salaries of our named executive officers are targeted to yield an annual base salary slightly below the median level of market and are determined by the Compensation Committee after taking into account the recommendations of Mr. Warren. For 2013, the Compensation Committee approved an increase of 6.7% to Mr. McCrea’s annual base salary, 5.9% to Mr. Salinas’ annual base salary, and 10% to Mr. Mason’s annual base salary. The Compensation Committee determined that such increases were warranted based on the results of the Mercer study and the factors described below under “Annual Bonus.” The Compensation Committee also deemed the increases to be reasonable in light of the expanded roles that each of the individuals serves with respect to the consolidated organization subsequent to the Citrus, Sunoco and Holdco Transactions in 2012 and the associated increased in role and responsibility of each named executive office in light of the same.
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
The Partnership’s internal financial budgets are generally developed for each business segment, and then aggregated with appropriate corporate level adjustments, to reflect an overall performance objective that is reasonable in light of market conditions and opportunities based on a high level of effort and dedication across all segments of the Partnership’s business. The evaluation of the Partnership’s performance versus its internal financial budget is based on the Partnership’s EBITDA for a calendar year. In general, the Compensation Committee believes that Partnership performance at or above the internal EBITDA budget would support bonuses to our named executive officers ranging from 100% to 140% of their annual bonus target. For 2013, the Compensation Committee approved a short-term annual cash bonus target for Mr. McCrea of 140% of his annual base salary, 120% of his annual base salary for Mr. Salinas, 125% of his annual base salary for Mr. Mason and 100% of his annual base salary for Mr. Cargile. In the cases of Messrs. McCrea, Salinas and Mason their annual bonus target was increased to its new level from a target of 100% of annual base salary consistent with the results of the Mercer study, while Mr. Cargile’s target remained at its 2012 level of 100% of annual base salary. In February 2014, the Compensation Committee approved cash bonuses relating to the 2013 calendar year to Messrs. McCrea, Salinas, Mason and Cargile of $1,080,961, $524,423, $646,635 and $305,000, respectively. The individual bonus amounts for each named executive officer, other than our CEO, also reflect the Compensation Committee’s view of the impact of such individual’s efforts and contributions towards (i) achievement of the Partnership’s success in exceeding its internal financial budget, (ii) the development of new projects that are expected to result in increased cash flows from operations in future years, (iii) the completion of mergers, acquisitions or similar transactions that are expected to be accretive to the Partnership and increase distributable cash flow, (iv) the overall management of the Partnership’s business, and (v) the individual performances of these individuals with respect to promoting the Partnership’s financial, strategic and operating objectives for 2013. The cash bonuses awarded to each of the executive officers for 2013 were consistent with the target.
Equity Awards.  Each of our 2004 Unit Plan and 2008 Incentive Plan authorizes the Compensation Committee, in its discretion, to grant awards of restricted units, phantom units, unit options and other awards related to our units upon such terms and conditions as it may determine appropriate and in accordance with general guidelines as defined by each such plan. The Compensation Committee determined and/or approved the terms of the unit grants awarded to our named executive officers, including the number of Common Units subject to the unit award and the vesting structure of those unit awards. All of the awards granted to the named executive officers under these equity incentive plans have consisted of restricted unit awards that are subject to vesting over a specified time period. Upon vesting of any unit award, ETP Common Units are issued.

In consideration of the results of the Mercer study for 2013, the Compensation Committee approved increased long-term incentive awards targets for certain of the named executive officers. Mr. McCrea’s long-term incentive target increased from 330% of his annual base salary to 700% of his base salary, Mr. Salinas’ annual long-term incentive target increased from 250% of his annual base salary to 300%, Mr. Mason’s annual long-term incentive target increased from 270% of his annual base salary to 400% and Mr. Cargile’s target remained at 150% of annual base salary. In December 2013, the Compensation Committee approved grants of unit awards to Messrs. McCrea, Salinas, Mason and Cargile of 69,375 units, 16,724 units, 40,923 units and 9,500 units, respectively. These unit awards provide for vesting over a five-year period, with 60% vesting at the end of the third year and the remaining 40% vesting at the end of the fifth year, subject to continued employment through each specified vesting date. As described below in the section titled Subsidiary Equity Awards, for 2013, in discussions between the Compensation Committee and the CEO as well as the compensation committee of the general partner of Sunoco Logistics, it was determined that approximately 33% of the total long-term incentive award target values of Messrs. McCrea and Salinas would be composed of restricted units awarded under Sunoco Logistics’ equity incentive plan in considerations for their roles and responsibilities at Sunoco Logistics in addition to the Partnership. At Sunoco Logistics, Mr. McCrea serves as Chairman of the Board of Sunoco Logistics’ general partner and Mr. Salinas serves as a member of the board and Chief Financial Officer of Sunoco Logistics’ general partner. It is expected that the long-term equity awards of Messrs. McCrea and Salinas will recognize a similar aggregation of restricted units being awarded under our equity incentive plan and Sunoco Logistics’ equity incentive plan in future years. The terms and conditions of the restricted unit awards to Messrs. McCrea and Salinas under the Sunoco Logistics equity plan are identical to the terms and conditions of the restricted unit awards under our equity plan to Messrs. McCrea and Salinas.
These unit awards entitle the recipients of the unit awards to receive, with respect to each ETP Common Unit subject to such award that has not either vested or been forfeited, a DER cash payment promptly following each such distribution by us to our Unitholders. In approving the grant of such unit awards, the Compensation Committee took into account the same factors as discussed above under the caption “Annual Bonus,” the long-term objective of retaining such individuals as key drivers of the Partnership’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity unit awards subject to vesting.
The issuance of Common Units pursuant to our equity incentive plans is intended to serve as a means of incentive compensation; therefore, no consideration will be payable by the plan participants upon vesting and issuance of the Common Units.
The unit awards under our equity incentive plans generally require the continued employment of the recipient during the vesting period, provided however, the unvested awards will be accelerated in the event of a change in control of the Partnership or the death or disability of the award recipient prior to the applicable vesting period being satisfied. The Compensation Committee has in the past and may in the future, but is not required to, accelerate the vesting of unvested unit awards in the event of the termination or retirement of an executive officer. The Compensation Committee did not accelerate the vesting of unit awards to any named executive officers in 2013.
Unit Ownership Guidelines. In December 2013, the Board of Directors adopted the ETP Executive Unit Ownership Guidelines (the “Guidelines”), which set forth minimum ownership guidelines applicable to certain executives of the Partnership with respect to Common Units representing limited partnership interests in the Partnership. The applicable unit ownership guidelines are denominated as a multiple of base salary, and the amount of Common Units required to be owned increases with the level of responsibility. Under these guidelines, the President and Chief Operating Officer is expected to own Common Units having a minimum value of five times his base salary, while each of the remaining named executive officers (other than our CEO) are expected to own Common Units having a minimum value of four times their respective base salary. In addition to the named executive officers, these guidelines also apply to other covered executives, which executives are expected to own either directly or indirectly in accordance with the terms of the Guidelines Common Units having minimum values ranging from two to four times their respective base salary. The Guidelines do not apply to our CEO, who receives a salary of $1.00 per year plus an amount sufficient to cover his allocated payroll deductions for health and welfare benefits.
Our General Partner and the Compensation Committee believe that the ownership of our Common Units, as reflected in the Guidelines, is an important means of tying the financial risks and rewards for our executives to our total unitholder return, aligning the interests of such executives with those of our Unitholders, and promoting the Partnership’s interest in good corporate governance.
Covered executives are generally required to achieve their ownership level within five years of becoming subject to the guidelines; however, certain covered executives, based on their tenure as an executive, are required to achieve compliance within two years of the December 2013 effective date of the Guidelines. Thus, compliance with the guidelines will be required for all of our current named executive officers beginning December 2015, except for Richard Cargile who joined ETP in March 2012.
Covered executives may satisfy the guidelines through direct ownership of Common Units or indirect ownership by certain immediate family members. Direct or indirect ownership of ETE common units shall count on a one to one ratio for purposes of satisfying minimum ownership requirements; however, unvested unit awards may not be used to satisfy the minimum ownership requirements.
Executive officers who have not yet met their respective guideline must retain and hold all Common Units (less Common Units sold to cover the executive’s applicable taxes and withholding obligation) received in connection with long-term incentive awards. Once the required ownership level is achieved, ownership of the required Common Units must be maintained for as long as the covered executive is subject to the guidelines. However, those individuals who have met or exceeded their applicable ownership guideline may dispose of our Common Units in a manner consistent with applicable laws, rules and regulations, including regulations of the SEC and our internal policies, but only to the extent that such individual’s remaining ownership of Common Units would continue to exceed the applicable ownership guideline.
Subsidiary Equity Awards. In addition to their roles as officers of our General Partner, Messrs. McCrea and Salinas also serve as officers and directors of the general partner of Sunoco Logistics. In connection with those roles at Sunoco Logistics’ general partner, in December 2013, the compensation committee of Sunoco Logistics’ general partner awarded Messrs. McCrea and Salinas time-based restricted units of Sunoco Logistics in the amount of 27,300 units and 6,550 units, respectively. The terms and conditions of the restricted unit awards to Messrs. McCrea and Salinas under the Sunoco Logistics equity plan are identical to the terms and conditions of the restricted unit awards under our equity plan to Messrs. McCrea and Salinas.
The previous annual grant of Sunoco Logistics equity awards occurred in January 2013, at which time Messrs. McCrea and Salinas were granted 16,667 units and 8,333 units, respectively. These awards are reflected as compensation in 2013 for Messrs. McCrea and Salinas in the “Compensation Tables” section below.
Affiliate Equity Awards.  McReynolds Energy Partners, L.P., the general partner of which is owned and controlled by the President of ETE’s general partner, has previously awarded to certain officers of ETP certain rights related to units of ETE previously issued by ETE to such officers. These rights included the economic benefits of ownership of these ETE units based on a five-year vesting schedule whereby the officer vested in the ETE units at a rate of 20% per year. As these ETE units conveyed to the recipients of the awards upon vesting from a partnership that is not owned or managed by ETE or ETP, none of the costs related to such awards were paid by ETE or ETP. We recognized non-cash compensation expense over the vesting period based on the grant date fair value of the ETE units awarded the ETP employees assuming no forfeitures. As of December 31, 2013, no such affiliate equity awards remained outstanding. During 2013, Messrs. McCrea and Salinas vested in rights related to ETE units of 84,000 and 96,000, respectively (after adjustment for ETE’s two-for-one common unit split in January 2014).
Qualified Retirement Plan Benefits.  We have established a defined contribution 401(k) plan, which covers substantially all of our employees, including our named executive officers. Employees may elect to defer up to 100% of their eligible compensation after applicable taxes, as limited under the Internal Revenue Code. We make a matching contribution that is not less than the aggregate amount of matching contributions that would be credited to a participant’s account based on a rate of match equal to 100% of each participant’s elective deferrals up to 5% of covered compensation. The amounts deferred by the participant and the amounts deferred by the Partnership are fully vested at all times. We provide this benefit as a means to incentivize employees and provide them with an opportunity to save for their retirement.
Beginning in January 2013, the Partnership provides a 3% profit sharing contribution to employee 401(k) accounts for all employees with a base compensation below a specified threshold. The contribution is in addition to the 401(k) matching contribution and employees become vested based on years of service.
Health and Welfare Benefits.  All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs including medical, dental, vision, flexible spending, life insurance and disability insurance.
Termination Benefits.  Our named executive officers do not have any employment agreements that call for payments of termination or severance benefits or that provide for any payments in the event of a change in control of our General Partner. Our 2004 Unit Plan provides for immediate vesting of all unvested unit awards in the event of a change in control, as defined in the plan. In addition, our 2008 Incentive Plan provides the Compensation Committee with the discretion to provide for immediate vesting of all unvested unit awards in the event of a change of control, as defined in the plan. Please refer to “Compensation Tables – Potential Payments Upon a Termination or Change of Control” for additional information.
In addition, our General Partner has also adopted the ETP GP Severance Plan and Summary Plan Description effective as of June 12, 2013, (the “Severance Plan”), which provides for payment of certain severance benefits in the event of Qualifying Termination (as that term is defined in the Severance Plan). In general, the Severance Plan provides payment of two weeks of annual base salary for each year or partial year of employment service with the Partnership up to a maximum of fifty-two weeks or one year of annual base salary (with a minimum of four weeks of annual base salary) and up to three months of continued group health insurance coverage. The Severance Plan also provides that the Partnership may determine to pay benefits in addition to those provided under the Severance Plan based on special circumstances, which additional benefits shall be unique and non-

precedent setting. The Severance Plan is available to all salaried employees on a nondiscriminatory basis; therefore, amounts that would be payable to our named executive officers upon a Qualified Termination have been excluded from “Compensation Tables – Potential Payments Upon a Termination or Change of Control” below.
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
Participants may elect to have their accounts distributed in one lump sum payment or in annual installments over a period of three or five years upon retirement, and in a lump sum upon other termination. Participants may also elect to take lump-sum in-service withdrawals five years or longer in the future, and such scheduled in-service withdrawals may be further deferred prior to the withdrawal date. Upon a change in control (as defined in the DC Plan) of ETP, all DC Plan accounts are immediately vested in full. However, distributions are not accelerated and, instead, are made in accordance with the DC Plan’s normal distribution provisions unless a participant has elected to receive a change of control distribution pursuant to his deferral agreement.
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
Compensation Committee Interlocks and Insider Participation
Messrs. Grimm and Skidmore served on the Compensation Committee during 2013. During 2013, none of the members of the committee was an officer or employee of us or any of our subsidiaries or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither Mr. Grimm nor Mr. Skidmore are former employees of ours or any of our subsidiaries.

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
David K. Skidmore
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

Compensation Tables
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Equity Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(3) ($)	Total ($)
Kelcy L. Warren(4)	2013	$5,814	$—	$—	$—	$—	$—	$—	$5,814
Chief Executive Officer	2012	3,700	—	—	—	—	—	—	3,700
	2011	3,240	—	—	—	—	—	—	3,240
Martin Salinas, Jr.	2013	437,019	524,423	1,861,698	—	—	56,036	26,136	2,905,312
Chief Financial Officer	2012	392,750	375,000	755,515	—	—	23,261	26,140	1,572,666
	2011	360,532	400,000	1,128,500	—	—	(6,462)	25,020	1,907,590
Marshall S. (Mackie) McCrea, III	2013	772,115	1,080,961	6,715,336	—	—	—	13,323	8,581,735
President and Chief Operating Officer	2012	690,000	700,000	1,510,985	—	—	—	12,802	2,913,787
	2011	615,049	750,000	9,542,520	—	—	—	12,972	10,920,541
Thomas P. Mason	2013	517,308	646,635	2,308,057	—	—	—	36,923	3,508,923
Senior Vice President, General Counsel and Secretary	2012	466,424	500,000	1,359,900	—	—	—	35,998	2,362,322
	2011	432,901	750,000	1,805,600	—	—	—	32,590	3,021,091
Richard Cargile	2013	331,250	305,000	535,800	—	—	83,943	13,323	1,269,316
President of Midstream Operations	2012	237,500	230,000	1,379,880	—	—	3,534	12,279	1,863,193

(1)	The discretionary cash bonus amounts for our named executive officers for 2013 reflect cash bonuses approved by the Compensation Committee in February 2014 that are expected to be paid in March 2014.

(2)
Equity award amounts reflect the aggregate grant date fair value of unit awards granted for the periods presented, computed in accordance with FASB ASC Topic 718. See Note 8 to our consolidated financial statements for additional assumptions underlying the value of the equity awards.

(3)
The amounts reflected for 2013 in this column include (i) matching contributions to the 401(k) plan made by ETP on behalf of the named executive officers of $9,327 for Mr. Salinas and $12,750 each for Messrs. McCrea, Mason and Cargile, (ii) expenses paid by us for housing for Messrs. Salinas and Mason near our executive office in Dallas and (iii) the dollar value of life insurance premiums paid for the benefit of the named executive officers. Vesting in 401(k) contributions occurs immediately.

(4)
Mr. Warren voluntarily determined that his salary would be reduced to $1.00 per year (plus an amount sufficient to cover his allocated payroll deductions for health and welfare benefits). He does not accept a cash bonus or any equity awards under the equity incentive plans.

Grants of Plan-Based Awards Table

Name	Grant Date	All Other Unit Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Unit)	Grant Date Fair Value of Unit Awards(1)
ETP Unit Awards:
Kelcy L. Warren	N/A	—	—	$—	$—
Martin Salinas, Jr.	12/30/2013	16,724	—	—	943,234
Marshall S. (Mackie) McCrea, III	12/30/2013	69,375	—	—	3,912,750
Thomas P. Mason	12/30/2013	40,923	—	—	2,308,057
Richard Cargile	12/30/2013	9,500	—	—	535,800
Sunoco Logistics Unit Awards:
Martin Salinas, Jr.	12/05/2013	6,550	—	—	445,400
	1/24/2013	8,333	—	—	473,064
Marshall S. (Mackie) McCrea, III	12/05/2013	27,300	—	—	1,856,400
	1/24/2013	16,667	—	—	946,186

(1)	We have computed the grant date fair value of unit awards in accordance with FASB ASC Topic 718, as further described above and in Note 8 to our consolidated financial statements.
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

Outstanding Equity Awards at Year-End Table

		Unit Awards
Name	Grant Date(1)	Equity Incentive Plan Awards: Number of Units That Have Not Vested(1) (#)	Equity Incentive Plan Awards: Market or Payout Value of Units That Have Not Vested(2) ($)
ETP Unit Awards:
Kelcy L. Warren	N/A	—	$—
Martin Salinas, Jr.	12/30/2013	16,724	957,449
	1/10/2013	16,667	954,186
	12/20/2011	15,000	858,750
	12/15/2010	8,000	458,000
	12/15/2009	3,837	219,668
Marshall S. (Mackie) McCrea, III	12/30/2013	69,375	3,971,719
	1/10/2013	33,333	1,908,314
	12/20/2011	30,000	1,717,500
	5/2/2011	54,400	3,114,400
	1/14/2011	100,000	5,725,000
	12/15/2009	4,000	229,000
Thomas P. Mason	12/30/2013	40,923	2,342,842
	1/10/2013	30,000	1,717,500
	12/20/2011	24,000	1,374,000
	12/15/2010	8,000	458,000
	12/15/2009	3,637	208,218
Richard Cargile	12/30/2013	9,500	543,875
	1/10/2013	12,000	687,000
	3/14/2012	10,800	618,300
Sunoco Logistics Unit Awards:
Martin Salinas, Jr.	12/5/2013	6,550	494,394
	1/24/2013	6,666	503,150
Marshall S. (Mackie) McCrea, III	12/5/2013	27,300	2,060,604
	1/24/2013	13,333	1,006,375

(1)	ETP Common Unit awards outstanding to Messrs. Salinas, McCrea, Mason and Cargile vest as follows:

•	at a rate of 60% in December 2016 and 40% in December 2018 for awards granted in December 2013;

•	at a rate of 60% in December 2015 and 40% in December 2017 for awards granted in January 2013;

•	ratably in December of each year through 2016 for awards granted in December 2011 and March 2012;

•	ratably in December of each year through 2015 for awards granted in December 2010, January 2011 and May 2011; and

•	in December 2014 for awards granted in December 2009.
Sunoco Logistics common unit awards outstanding to Messrs. Salinas and McCrea vest as follows:

•	ratably in December of each year through 2018 for awards granted in December 2013; and

•	ratably in December of each year through 2017 for awards granted in January 2013.

(2)
Market value was computed as the number of unvested awards as of December 31, 2013 multiplied by the closing price of our Common Units or Sunoco Logistics common units, accordingly, on December 31, 2013.

Option Exercises and Units Vested Table

	Unit Awards
Name	Number of Units Acquired on Vesting(1) (#)	Value Realized on Vesting(1) ($)
ETP Unit Awards:
Kelcy L. Warren	—	$—
Martin Salinas, Jr.	16,837	908,053
Marshall S. (Mackie) McCrea, III	95,200	5,134,326
Thomas P. Mason	29,637	1,577,493
Richard Cargile	3,600	194,155
Sunoco Logistics Unit Awards:
Martin Salinas, Jr.	1,667	114,456
Marshall S. (Mackie) McCrea, III	3,334	228,912

(1)
Amounts presented represent the number of unit awards vested during 2013 and the value realized upon vesting of these awards, which is calculated as the number of units vested multiplied by the closing price of our Common Units or Sunoco Logistics common units, accordingly, upon the vesting date.

We have not issued option awards.
Nonqualified Deferred Compensation

Name	Executive Contributions in Last FY(1) ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY(1) ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE(1) ($)
Kelcy L. Warren	$—	$—	$—	$—	$—
Martin Salinas, Jr.	44,610	—	56,036	—	303,495
Marshall S. (Mackie) McCrea, III	—	—	—	—	—
Thomas P. Mason	—	—	—	—	—
Richard Cargile	327,964	—	83,943	—	512,779

(1)
The executive contributions and aggregate earnings reflected above for Messrs. Salinas and Cargile are included in total compensation in the “Summary Compensation Table”; the remainder of the aggregate balance at last fiscal year end was reported as compensation in previous fiscal years.

A description of the key provisions of the Partnership’s deferred compensation plan can be found in the compensation discussion and analysis above.
Potential Payments Upon a Termination or Change of Control
Equity Awards. As discussed in our Compensation Discussion and Analysis above, any unvested equity awards granted pursuant to the 2004 Unit Plan will automatically become vested upon a change of control.  Assuming that a change of control occurred on December 31, 2013, the fair value of the unvested awards granted pursuant to the 2004 Unit Plan as of December 31, 2013 was $458,000 for Mr. Mason.  Although any unvested equity awards granted under the 2008 Incentive Plan may also become vested upon a change of control at the discretion of the Compensation Committee, this discussion assumes a scenario in which the Compensation Committee does not exercise such discretion.
While any individual award agreement may contain a modified definition, a change in control is generally defined under the 2004 Unit Plan as the occurrence of any of the following events: (i) ETP GP ceases to be our general partner; (ii) ETE ceases to own, directly or indirectly through wholly-owned subsidiaries, in the aggregate at least 51% of the capital stock or equity interests of ETP GP; (iii) the sale of all or substantially all of ETP’s assets (other than to any affiliate of ETE); or (iv) a liquidation or dissolution of ETP. Under the 2008 Incentive Plan, a “change of control” is generally defined as the occurrence of one or more of the following events: (1) any person or group becomes the beneficial owner of 50% or more of our voting power or voting securities; (2) the complete liquidation of either ETP LLC, ETP GP, or us; (3) the sale of all or substantially all of ETP GP’s or our assets to anyone other than us, ETP GP or one of our affiliates; or (4) a person other than ETP LLC, ETP GP or one of their affiliates becomes our general partner.

Deferred Compensation Plan. As discussed in our Compensation Discussion and Analysis above, all amounts under the DC Plan (other than discretionary credits) are immediately 100% vested. Upon a change in control (as defined in the DC Plan), distributions from the DC Plan would be made in accordance with the DC Plan’s normal distribution provisions. A change in control is generally defined in the DC Plan as any change in control event within the meaning of Treasury Regulation Section 1.409A-3(i)(5).
Director Compensation
The Compensation Committee periodically reviews and makes recommendations regarding the compensation of the directors of our General Partner. In 2013, non-employee directors received an annual fee of $50,000 in cash. Additionally, the Chairman of the Audit Committee receives an annual fee of $15,000 and the members of the Audit Committee receive an annual fee of $10,000. The Chairman of the Compensation Committee receives an annual fee of $7,500 and the members of the Compensation Committee receive an annual fee of $5,000. In 2013, members of the Conflicts Committee received cash payments on a to-be-determined basis for each Conflicts Committee assignment. For their service on the Conflicts Committee during 2013, Messrs. Collins, Grimm and Skidmore each received additional compensation of $10,000. Employee directors, including Messrs. Warren, McCrea and Welch, do not receive any fees for service as directors. In addition, the non-employee directors participate in our 2008 Incentive Plan. Each director who is not also (i) a shareholder or a direct or indirect employee of any parent, or (ii) a direct or indirect employee of ETP LLC, ETP, or a subsidiary, who is elected or appointed to the Board for the first time shall automatically receive, on the date of his or her election or appointment, an award of 2,500 unvested ETP Common Units. In 2014 and beyond, non-employee directors will receive annual grants of restricted ETP Common Units equal to an aggregate of $100,000 divided by the closing price of our Common Units on the date of grant. Beginning in 2013, ETP Common Units granted to non-employee directors will vest 60% after the third year and the remaining 40% after the fifth year after the grant date. Previously, vesting was ratable over three years.
The compensation paid to the non-employee directors of our General Partner in 2013 is reflected in the following table:

Name	Fees Paid in Cash(1) ($)	Unit Awards(2) ($)	All Other Compensation ($)	Total ($)
Bill W. Byrne(3)	$78,995	$75,143	$—	$154,138
Paul E. Glaske	81,683	75,143	—	156,826
Ted Collins, Jr.	85,833	75,143	—	160,976
Michael K. Grimm	121,792	75,143	—	196,935
David K. Skidmore(4)	63,826	117,750	—	181,576

(1)	Fees paid in cash are based on amounts paid during the period.

(2)	Unit award amounts reflect the aggregate grant date fair value of awards granted based on the market price of Common Units as of the grant date.

(3)	Mr. Byrne resigned from the Board of Directors in August 2013.

(4)	Mr. Skidmore was appointed to the Board of Directors in March 2013.
As of December 31, 2013, Messrs. Glaske, Collins and Grimm each had 2,352 unit awards outstanding and Mr. Skidmore had 2,500 unit awards outstanding.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth, in tabular format, a summary of certain information related to our equity incentive plans as of December 31, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(c)
Equity compensation plans approved by security holders	3,181,165	$—	915,922
Equity compensation plans not approved by security holders	—	—	—
Total	3,181,165	—	915,922
Energy Transfer Partners, L.P. Units
The following table sets forth certain information as of February 18, 2014, regarding the beneficial ownership of our securities by certain beneficial owners, each director and named executive officer of our General Partner and all directors and executive officers of our General Partner as a group. The General Partner knows of no other person not disclosed herein who beneficially owns more than 5% of our Common Units.

Title of Class	Name and Address of Beneficial Owner(1)	Beneficially Owned(2)(3)	Percent of Class
Common Units	Kelcy L. Warren	21,107	*
	Marshall S. (Mackie) McCrea , III	206,574	*
	Martin Salinas, Jr.	45,326	*
	Jamie Welch	20,000	*
	Thomas P. Mason	92,692	*
	Richard Cargile	9,287	*
	Paul E. Glaske	98,578	*
	Ted Collins, Jr.	99,739	*
	Michael K. Grimm	22,877	*
	David K. Skidmore	1,010	*
	All Directors and Executive Officers as a Group (10 Persons)	617,190	*
	ETE(4)	44,324,102	13.2%
	ETE Holdings(4)	5,226,967	1.6%
Class E Units	Heritage Holdings, Inc.(5)	8,853,832	100%
Class G Units	Sunoco, Inc.(6)	90,706,000	100%
Class H Units	ETE Holdings(4)	50,160,000	100%

*	Less than 1%

(1)
The address for Messrs. Warren, Salinas, Welch, Mason, Cargile, Glaske, Collins, Grimm and Skidmore is 3738 Oak Lawn Avenue, Dallas, Texas 75219. The address for Heritage Holdings is 8801 S. Yale Avenue, Suite 310, Tulsa, Oklahoma 74137. The address for Mr. McCrea is 800 E. Sonterra Blvd., San Antonio, Texas 78258. The address for ETE and ETE Holdings is 3738 Oak Lawn Avenue, Dallas, Texas 75219. The address for Sunoco, Inc. is 1818 Market Street, Suite 1500, Philadelphia, Pennsylvania 19103.

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

(4)
ETE owns all member interests of Energy Transfer Partners, L.L.C and all of the Class A limited partner interests and Class B limited partner interests in Energy Transfer Partners GP, L.P. Energy Transfer Partners, L.L.C. is the general partner of Energy Transfer Partners GP, L.P. with a 0.01% general partner interest. LE GP, LLC, the general partner of ETE, may be deemed to beneficially own the Common Units owned of record by ETE. The members of LE GP, LLC are Ray C. Davis and Kelcy L. Warren.

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
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
For a discussion of director independence, see Item 10. “Directors, Executive Officers and Corporate Governance.”
As a policy matter, the Conflicts Committee generally reviews any proposed related-party transaction that may be material to the Partnership to determine whether the transaction is fair and reasonable to the Partnership. The Partnership’s board of directors makes the determinations as to whether there exists a related-party transaction in the normal course of reviewing transactions for approval as the Partnership’s board of directors is advised by its management of the parties involved in each material transaction as to which the board of directors’ approval is sought by the Partnership’s management. In addition, the Partnership’s board of directors makes inquiries to independently ascertain whether related parties may have an interest in the proposed transaction. While there are no written policies or procedures for the board of directors to follow in making these determinations, the Partnership’s board makes those determinations in light of its contractually-limited fiduciary duties to the Unitholders. The Partnership Agreement provides that any matter approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to the Partnership, approved by all the partners of the Partnership and not a breach by the General Partner or its Board of Directors of any duties they may owe the Partnership or the Unitholders (see “Risks Related to Conflicts of Interest” in Item 1A. Risk Factors in this annual report).
ETE owns directly and indirectly the general partner interest in ETP GP, 100% of the ETP Incentive Distribution Rights, 49.6 million ETP Common Units and 50.2 million Class H Units.
We have a shared services agreement in which we provide various general and administrative services for ETE. See discussion in Note 13 to our consolidated financial statements.
We have an operating lease agreement with the former owners of ETG, which we acquired in 2009. These former owners include Mr. Warren and Mr. Ray C. Davis, a former ETP board member. We pay these former owners $5 million in operating lease payments per year through 2017. With respect to the related party transaction with ETG, the Conflicts Committee of ETP met numerous times prior to the consummation of the transaction to discuss the terms of the transaction. The committee made the determination that the sale of ETG to ETP was fair and reasonable to ETP and that the terms of the operating lease between ETP and the former owners of ETG are fair and reasonable to ETP.
We received $27 million, $18 million and $17 million in management fees from ETE for the provision of various general and administrative services for ETE’s benefit for the years ended December 31, 2013, 2012 and 2011, respectively.
Immediately following the closing of the Partnership’s acquisition of Sunoco, ETE contributed its interest in Southern Union into Holdco, an ETP-controlled entity, in exchange for a 60% equity interest in Holdco. In conjunction with ETE’s contribution, the Partnership contributed its interest in Sunoco to Holdco and retained a 40% equity interest in Holdco. Prior to the contribution of Sunoco to Holdco, Sunoco contributed $2.0 billion of cash and its interests in Sunoco Logistics to the Partnership in exchange for 90.7 million Class F Units representing limited partner interests in the Partnership. The Class F Units were entitled to 35% of the quarterly cash distribution generated by the Partnership and its subsidiaries other than Holdco, subject to a maximum cash distribution of $3.75 per Class F Unit per year, which is the current level. In April 2013, all of the outstanding Class F Units were exchanged for Class G Units on a one-for-one basis. The Class G Units have terms that are substantially the same as the Class F Units, with the principal difference between the Class G Units and the Class F Units being that allocations of depreciation and amortization to the Class G Units for tax purposes are based on a predetermined percentage and are not contingent on whether ETP has net income or loss.
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
Pursuant to an Exchange and Redemption Agreement previously entered into between ETP, ETE and ETE Holdings, ETP redeemed and cancelled 50.2 million of its Common Units representing limited partner interests (the “Redeemed Units”) owned by ETE Holdings on October 31, 2013 in exchange for the issuance by ETP to ETE Holdings of a new class of limited partner interest in ETP (the “Class H Units”), which are generally entitled to (i) allocations of profits, losses and other items from ETP corresponding to 50.05% of the profits, losses, and other items allocated to ETP by Sunoco Partners with respect to the IDRs and general partner interest in Sunoco Logistics held by Sunoco Partners, (ii) distributions from available cash at ETP for each quarter equal to 50.05% of the cash distributed to ETP by Sunoco Partners with respect to the IDRs and general partner interest in Sunoco Logistics held by Sunoco Partners for such quarter and, to the extent not previously distributed to holders of the Class H Units, for any previous quarters and (iii) incremental additional cash distributions in the aggregate amount of $329 million, to be payable by ETP to ETE Holdings over 15 quarters, commencing with the quarter ended September 30, 2013 and ending with the quarter ending March 31, 2017. The incremental cash distributions referred to in clause (iii) of the previous sentence are intended to offset a portion of the incentive distribution relinquishments previously granted by ETE to ETP in connection with the Citrus Merger, the Holdco Transaction and the Holdco Acquisition. In connection with the issuance of the Class H Units, ETE and ETP also agreed to certain adjustments to the prior incentive distribution relinquishments in order to ensure that the incentive distribution relinquishments are fixed amounts for each quarter to which the incentive distribution relinquishments are in effect.
On February 19, 2014, ETE and ETP completed the transfer to ETE of Trunkline LNG, the entity that owns a LNG regasification facility in Lake Charles, Louisiana, from ETP in exchange for the redemption by ETP of 18.7 million ETP Common Units held by ETE. This transaction was effective as of January 1, 2014.
In connection with ETE’s acquisition of Trunkline LNG, ETP agreed to continue to provide management services for ETE through 2015 in relation to both Trunkline LNG’s regasification facility and the development of a liquefaction project at Trunkline LNG’s facility, for which ETE has agreed to pay incremental management fees to ETP of $75 million per year for the years ending December 31, 2014 and 2015. ETE also agreed to provide additional subsidies to ETP through the relinquishment of future incentive distributions totaling $180 million during the years ending December 31, 2016 through 2019.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The following sets forth fees billed by Grant Thornton LLP for the audit of our annual financial statements and other services rendered:

	Years Ended December 31,
	2013	2012
Audit fees(1)	$5,989,000	$4,448,000
Audit related fees(2)	682,300	25,000
Tax fees(3)	—	1,525
Total	$6,671,300	$4,474,525

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

(2)
Includes fees in 2013 for financial statement audits of subsidiary entities in connection with the contribution of SUGS from Southern Union to Regency and the sale of Southern Union’s distribution operations. Includes fees in 2013 for audits of Sunoco’s benefit plans. Includes fees in 2013 and 2012 in connection with the service organization control report on Southern Union’s centralized data center.

(3)	Includes fees related to state and local tax consultation.
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
The Audit Committee reviews the external auditors’ proposed scope and approach as well as the performance of the external auditors. It also has direct responsibility for and sole authority to resolve any disagreements between our management and our external auditors regarding financial reporting, regularly reviews with the external auditors any problems or difficulties the auditors encountered in the course of their audit work, and, at least annually, uses its reasonable efforts to obtain and review a report from the external auditors addressing the following (among other items):

•	the auditors’ internal quality-control procedures;

•	any material issues raised by the most recent internal quality-control review, or peer review, of the external auditors;

•	the independence of the external auditors;

•	the aggregate fees billed by our external auditors for each of the previous two years; and

•	the rotation of the lead partner.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Report:

(1)	Financial Statements – see Index to Financial Statements appearing on page F-1.

(2)	Financial Statement Schedules – None.

(3)	Exhibits – see Index to Exhibits set forth on page E-1.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENERGY TRANSFER PARTNERS, L.P.

By:	Energy Transfer Partners GP, L.P,
its general partner.
By:	Energy Transfer Partners, L.L.C.,
its general partner

By:	/s/ Kelcy L. Warren
Kelcy L. Warren
Chief Executive Officer and officer duly authorized to sign on behalf of the registrant
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kelcy L. Warren	Chief Executive Officer and Chairman of the Board	February 27, 2014
Kelcy L. Warren	of Directors (Principal Executive Officer)

/s/ Martin Salinas, Jr.	Chief Financial Officer	February 27, 2014
Martin Salinas, Jr.	(Principal Financial and Accounting Officer)

/s/ Marshall S. McCrea, III	President, Chief Operating Officer	February 27, 2014
Marshall S. McCrea, III	and Director

/s/ Jamie Welch	Director	February 27, 2014
Jamie Welch

/s/ Ted Collins, Jr.	Director	February 27, 2014
Ted Collins, Jr.

/s/ Paul E. Glaske	Director	February 27, 2014
Paul E. Glaske

/s/ Michael K. Grimm	Director	February 27, 2014
Michael K. Grimm

/s/ David K. Skidmore	Director	February 27, 2014
David K. Skidmore

INDEX TO EXHIBITS
The exhibits listed on the following Exhibit Index are filed as part of this report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

Exhibit Number	Description
2.1
Purchase Agreement, dated March 22, 2011, among ETP-Regency Midstream Holdings, LLC, LDH Energy Asset Holdings LLC and Louis Dreyfus Highbridge Energy LLC, Energy Transfer Partners, L.P. and Regency Energy Partners LP. (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K/A filed on March 25, 2011)

2.2
Contribution and Redemption Agreement by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P. dated October 15, 2011 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed October 18, 2011)

2.3
Amendment No. 1, dated December 1, 2011, to the Contribution and Redemption Agreement by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P. dated October 15, 2011 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed December 7, 2011)

2.4
Amendment No. 2, dated January 11, 2012, to the Contribution and Redemption Agreement by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P. dated October 15, 2011 (incorporated by reference to Exhibit 10.1 to Exhibit 2.1 to Registrant’s Form 8-K filed on January 13, 2012)

2.5
Amendment No. 2, dated as of March 23, 2012, to the Amended and Restated Agreement and Plan of Merger, by and among Energy Transfer Partners, L.P., Citrus ETP Acquisition L.L.C., Energy Transfer Equity, L.P., Southern Union Company, and CrossCountry Energy, LLC dated July 19, 2011 (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on March 28, 2012)

2.6
Amendment No. 1, dated as of September 14, 2011, to the Amended and Restated Agreement and Plan of Merger, dated as of July19, 2011, by and between Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed September 15, 2011)

2.7
Amended and Restated Agreement and Plan of Merger, dated as of July 19, 2011, by and between Energy Transfer Partners, L.P., Citrus ETP Acquisition, L.L.C., Energy Transfer Equity, L.P. Southern Union Company and CrossCountry Energy, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed July 20, 2011)

2.8
Agreement and Plan of Merger, dated as of April 29, 2012 by and among Energy Transfer Partners, L.P., Sam Acquisition Corporation, Energy Transfer Partners GP, L.P., Sunoco, Inc. and, for certain limited purposes set forth therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on May 1, 2012)

2.9
Amendment No. 1, dated as of June 15, 2012, to the Agreement and Plan of Merger, dated as of April 29, 2012, by and among Energy Transfer Partners, L.P., Sam Acquisition Corporation, Energy Transfer Partners GP, L.P., Sunoco, Inc., and, for certain limited purposes set forth therein, Energy Transfer Equity, L.P. (Incorporated by reference to Exhibit 2.2 to Registrant’s Form 8-K filed on June 20, 2012)

2.10
Transaction Agreement, dated as of June 15, 2012, by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage Holdings, Inc., Energy Transfer Equity, L.P., ETE Sigma Holdco, LLC and ETE Holdco Corporation (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on June 20, 2012)

3.1
Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.) dated as of July 28, 2009 (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 8-K filed July 29, 2009)

3.1.1
Amendment No. 1, dated March 26, 2012, to the Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P., dated July 28, 2009 (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on March 28, 2012)

3.1.2
Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P., dated October 5, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed October 5, 2012)

3.1.3
Amendment No. 3, dated April 15, 2013, to the Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K/A filed on April 18, 2013)

3.1.4
Amendment No. 4, dated April 30, 2013, to the Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 1, 2013)

Exhibit Number	Description
3.1.5
Amendment No. 5, dated October 31, 2013, to the Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on November 1, 2013)

3.1.6
Amendment No. 6, dated February 19, 2014, to the Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 19, 2014)

3.3
Amended Certificate of Limited Partnership of Energy Transfer Partners, L.P. (incorporated by reference as the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended February 29, 2004)

3.5
Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners GP, L.P. (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 2007)

3.5.1
Amendment No. 2, dated March 26, 2012, to the Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners GP, L.P., dated as of April 17, 2007 (incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed on March 28, 2012)

3.6	Fourth Amended and Restated Limited Liability Company Agreement of Energy Transfer Partners, L.L.C. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed August 10, 2010)
3.6.1
Amendment No. 1, dated March 26, 2012, to the Fourth Amended and Restated Limited Liability Company Agreement of Energy Transfer Partners, L.L.C., dated as of August 10, 2010 (incorporated by reference to Exhibit 3.3 to Registrant’s Form 8-K filed on March 28, 2012)

3.7	Certificate of Limited Partnership of Sunoco Logistics Partners L.P. (incorporated by reference to Exhibit 3.1 to Form S-1 Registration Statement, file No. 333-71968, filed October 22, 2001)
3.8	Certificate of Limited Partnership of Sunoco Logistics Operations L.P. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1 filed December 18, 2001)
3.9
First Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners Operations L.P., dated as of February 8, 2002 (incorporated by reference to Exhibit 3.5 of Form 10-K, file No. 1-31219, filed April 1, 2002)

3.10
Third Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners L.P., dated as of January 26, 2010 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed January 28, 2010)

3.10.1
Amendment No. 1 to Third Amended and Restated Partnership Agreement of Sunoco Logistics Partners L.P., dated as of July 1, 2011 (incorporated by reference to Exhibit 3.1 of Form 8-K, file No. 1-31219, filed July 5, 2011)

3.10.2
Amendment No. 2 to Third Amended and Restated Partnership Agreement of Sunoco Logistics Partners L.P., dated as of November 21, 2011 (incorporated by reference to Exhibit 3.1 of Form 8-K, file No. 1-31219, filed November 28, 2011)

3.11
Third Amended and Restated Limited Liability Company Agreement of Sunoco Partners LLC dated as of July 1, 2011 (incorporated by reference to Exhibit 3.2 of Form 8-K, file No. 1-31219, filed July 5, 2011)

3.13	Certificate of Formation of Energy Transfer Partners, L.L.C. (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended March 31, 2010)
3.13.1	Certificate of Amendment of Energy Transfer Partners, L.L.C. (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended March 31, 2010)
3.14
Restated Certificate of Limited Partnership of Energy Transfer Partners GP, L.P. (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended March 31, 2010)

4.1
Registration Rights Agreement, dated April 30, 2013, by and between Southern Union Company and Regency Energy Partners LP (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on May 1, 2013)

4.2
Registration Rights Agreement, dated April 30, 2013, by and between Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on May 1, 2013)

4.3
Registration Rights Agreement, dated November 1, 2006, between Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 3, 2006)

4.4
Indenture dated January 18, 2005 among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed January 19, 2005)

Exhibit Number	Description
4.5
First Supplemental Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on January 19, 2005)

4.6
Second Supplemental Indenture dated as of February 24, 2005 to Indenture dated as of January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee (Incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-Q for the quarter ended February 28, 2005)

4.11	Form of Senior Indenture of Energy Transfer Partners, L.P. (incorporated by reference to the same numbered Exhibit to the Registrant’s Form S-3 filed August 9, 2006)
4.12	Form of Subordinated Indenture of Energy Transfer Partners, L.P. (incorporated by reference to the same numbered Exhibit to the Registrant’s Form S-3 filed August 9, 2006)
4.13
Fourth Supplemental Indenture dated as of June 29, 2006 to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P, the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee (incorporated by reference to the same numbered Exhibit the Registrant’s Form 10-K for the year ended August 31, 2006)

4.14
Fifth Supplemental Indenture dated as of October 23, 2006 to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P, the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed October 25, 2006)

4.15
Sixth Supplemental Indenture dated March 28, 2008, by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed March 31, 2008)

4.16
Seventh Supplemental Indenture dated December 23, 2008, by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed December 23, 2008)

4.16.1
Eighth Supplemental Indenture dated April 7, 2009, by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on April 7, 2009)

4.17
Ninth Supplemental Indenture, dated as of May 12, 2011, to the Indenture dated January 18, 2005, by and between Energy Transfer Partners, L.P. and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed May 12, 2011)

4.18
Tenth Supplemental Indenture, dated as of January 17, 2012, to the Indenture dated January 18, 2005, by and between Energy Transfer Partners, L.P. and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed January 17, 2012)

4.19
Eleventh Supplemental Indenture dated as of January 22, 2013 by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed January 22, 2013)

4.20
Twelfth Supplemental Indenture dated as of January 24, 2013 by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed June 26, 2013)

4.21
Thirteenth Supplemental Indenture dated as of September 19, 2013 by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed September 19, 2013)

4.22	Indenture, dated as of March 31 2009, between Sunoco, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed October 5, 2012)
4.23
First Supplemental Indenture, dated as of March 31, 2009, between Sunoco, Inc. and U.S. Bank National Association, as trustee, to the Indenture, dated as of March 31, 2009, relating to Sunoco’s 9.625% Senior Notes due 2015 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed October 5, 2012)

4.24
Second Supplemental Indenture, dated as of October 5, 2012, among Energy Transfer Partners, L.P., Sunoco, Inc. and U.S. Bank National Association, as trustee, to Indenture, dated as of March 31, 2009 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed October 5, 2012)

4.25
Indenture, dated as of June 30, 2000, between Sunoco, Inc. and U.S. Bank National Association, as successor trustee to Citibank, N.A. (incorporated by reference to Exhibit 4.4 to the Registrant’s Form 8-K filed October 5, 2012)

4.26
First Supplemental Indenture, dated as of October 5, 2012, among Energy Transfer Partners, L.P., Sunoco, Inc. and U.S. Bank National Association, as successor trustee to Citibank, N.A., to the Indenture, dated as of June 30, 2000 (incorporated by reference to Exhibit 4.7 to the Registrant’s Form 8-K filed October 5, 2012)

Exhibit Number	Description
4.27
Indenture, dated as of May 15, 1994, between Sunoco, Inc. and U.S. Bank National Association, as successor trustee to Citibank, N.A., relating to Sunoco, Inc.’s 9.00% Debentures due 2024 (incorporated by reference to Exhibit 4.8 to the Registrant’s Form 8-K filed October 5, 2012)

4.28
First Supplemental Indenture, dated as of October 5, 2012, among Energy Transfer Partners, L.P., Sunoco, Inc. and U.S. Bank National Association, as successor trustee to Citibank, N.A., to the Indenture, dated as of May 15, 1994 (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 8-K filed October 5, 2012)

10.1	Amended and Restated Energy Transfer Partners, L.P. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2013)
10.2
First Amendment, dated April 30, 2013, to the Services Agreement, effective as of May 26, 2010, by and among Energy Transfer Equity, L.P., ETE Services Company LLC and Regency Energy Partners LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013)

10.3
Second Amendment , dated April 30, 2013, to the Operation and Service Agreement, dated May 19, 2011, as amended, by and among La Grange Acquisition, L.P. d/b/a Energy Transfer Company, Regency Energy Partners LP, Regency GP LP and Regency Gas Services LP (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013)

10.4
Guarantee of Collection, dated as of April 30, 2013, by and between Regency Energy Partners LP, PEPL Holdings, LLC and Regency Energy Finance Corp. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013)

10.5
Second Amendment, dated April 30, 2013, to the Shared Services Agreement dated as of August 26, 2005, as amended May 26, 2010, by and between Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013)

+ 10.6.6	Energy Transfer Partners, L.P. Amended and Restated 2004 Unit Plan (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended June 30, 2008)
+ 10.6.7	Energy Transfer Partners Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010)
+ 10.6.8
Form of Grant Agreement under the Energy Transfer Partners, L.P. Amended and Restated 2004 Unit Plan and the 2008 Energy Transfer Partners, L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 1, 2004)

+ 10.6.9	Energy Transfer Partners, L.P. Midstream Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed March 3, 2008)
10.7
Exchange and Redemption Agreement by and among Energy Transfer Partners, L.P., Energy Transfer Equity, L.P. and ETE Common Holdings, LLC dated August 7, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2013)

10.42
Purchase and Sale Agreement, dated January 26, 2005, among HPL Storage, LP and AEP Energy Services Gas Holding Company II, L.L.C., as Sellers, and La Grange Acquisition, L.P., as Buyer (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed February 1, 2005)

10.43
Cushion Gas Litigation Agreement, dated January 26, 2005, by and among AEP Energy Services Gas Holding Company II, L.L.C. and HPL Storage LP, as Sellers, and La Grange Acquisition, L.P., as Buyer, and AEP Asset Holdings LP, AEP Leaseco LP, Houston Pipe Line Company, LP and HPL Resources Company LP, as Companies (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed February 1, 2005)

10.51
Purchase and Sale Agreement, dated as of September 14, 2006, among Energy Transfer Partners, L.P. and EFS-PA, LLC (a/k/a GE Energy Financial Services), CDPQ Investments (U.S.), Inc., Lake Bluff, Inc., Merrill Lynch Ventures, L.P. and Kings Road Holdings I, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed September 18, 2006)

10.52
Redemption Agreement, dated September 14, 2006, between Energy Transfer Partners, L.P. and CCE Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed September 18, 2006)

10.53
Letter Agreement, dated September 14, 2006, between Energy Transfer Partners, L.P. and Southern Union Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed September 18, 2006)

10.55
Note Purchase Agreement, dated as of November 17, 2004, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 2007)

10.55.1
Amendment No. 1 to the Note Purchase Agreement, dated as of April 18, 2007, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 2007)

10.56
Note Purchase Agreement, dated as of May 24, 2007, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 2007)

Exhibit Number	Description
10.56.1
Note Purchase Agreement, dated December 9, 2009, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 14, 2009)

10.57
Guarantee, dated as of March 22, 2011, by Energy Transfer Partners, L.P. in favor of Louis Dreyfus Highbridge Energy LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K/A filed on March 25, 2011)

10.58	Amended and Restated Energy Transfer Partners, L.P. Midstream Bonus Plan dated April 18, 2011 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q filed on August 8, 2011)
10.59
Amended and Restated Limited Liability Company Agreement of ETP-Regency Midstream Holdings, LLC, dated May 2, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 2, 2011)

10.60
Term Loan Agreement dated as of July 28, 2011, by and among Fayetteville Express Pipeline LLC, The Royal Bank of Scotland plc, as administrative agent, and certain other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed August 2, 2011)

10.61
Amendment No. 1, dated as of September 14, 2011, to Second Amended and Restated Agreement and Plan of Merger, dated as of July 19, 2011, by and among Energy Transfer Equity, L.P., Sigma Acquisition Corporation and Southern Union Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed September 15, 2011)

10.62
Second Amended and Restated Credit Agreement dated as of October 27, 2011 among Energy Transfer Partners, L.P., Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an LC Issuer, the other lenders party thereto and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBS Securities Inc., as Joint Lead Arrangers and Joint Book Managers (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 2, 2011)

10.63
First Amendment, dated as of November 19, 2013, to Second Amended and Restated Credit Agreement, dated October 27, 2011 among Energy Transfer Partners, L.P., Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an LC Issuer, the other lenders party thereto and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBS Securities Inc., as Joint Lead Arrangers and Joint Book Managers (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 20, 2013)

10.64
Guarantee of Collection made as of March 26, 2012, by Citrus ETP Finance LLC, to Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 28, 2012)

10.65
Support Agreement, dated March 26, 2012, by and among PEPL Holdings, LLC, Energy Transfer Partners, L.P., and Citrus ETP Finance LLC (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on March 28, 2012)

10.66
Capital Stock Agreement dated June 30, 1986, as amended April 3, 2000 (“Agreement”), among El Paso Energy Corporation (as successor in interest to Sonat, Inc.); CrossCountry Energy, LLC (assignee of Enron Corp., which is the successor in interest to InterNorth, Inc. by virtue of a name change and successor in interest to Houston Natural Gas Corporation by virtue of a merger) and Citrus Corp. (incorporated by reference to Exhibit 10(t) to Southern Union’s Annual Report on Form 10-K for the year ended December 31, 2006)

10.67	Certificate of Incorporation of Citrus Corp. (incorporated by reference to Exhibit 10(q) to Southern Union’s Annual Report on Form 10-K for the year ended December 31, 2006)
10.68	By-Laws of Citrus Corp. (incorporated by reference to Exhibit 10(r) to Southern Union’s Annual Report on Form 10-K for the year ended December 31, 2006)
10.69
Contingent Residual Support Agreement by and among Energy Transfer Partners, L.P., AmeriGas Finance LLC, AmeriGas Finance Corp., AmeriGas Partners, L.P. and, for certain limited purposes, UGI Corporation, dated January 12, 2012 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 13, 2012)

10.70
Unitholder Agreement by and among Energy Transfer Equity, L.P., Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P. dated January 12, 2012 (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on January 13, 2012)

10.71
Letter agreement by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P, dated January 11, 2012 (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on January 13, 2012)

10.72
Letter Agreement, dated as of April 29, 2012, by and among Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 1, 2012)

10.73
Purchase and Sale Agreement dated as of December 14, 2012 among Southern Union Company, Plaza Missouri Acquisition, Inc. and for certain limited purposes The Laclede Group, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 17, 2012)

Exhibit Number	Description
10.74
Purchase and Sale Agreement dated as of December 14, 2012 among Southern Union Company, Plaza Massachusetts Acquisition, Inc. and for certain limited purposes, The Laclede Group, Inc. (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on December 17, 2012)

12.1*	Computation of Ratio of Earnings to Fixed Charges.
21.1*	List of Subsidiaries.
23.1*	Consent of Grant Thornton LLP.
23.2*	Consent of Ernst & Young LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of Independent Registered Public Accounting Firm – Ernst & Young LLP opinion on consolidated financial statements of Sunoco Logistics Partners LP.
99.2
Statement of Policies Relating to Potential Conflicts among Energy Transfer Partners, L.P., Energy Transfer Equity, L.P. and Regency Energy Partners LP dated as of April 26, 2011 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 10-Q filed on August 8, 2011)

101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012; (ii) our Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) our Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iv) our Consolidated Statement of Partners’ Capital for the years ended December 31, 2013, 2012 and 2011; (v) our Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) the notes to our Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
+	Denotes a management contract or compensatory plan or arrangement.

INDEX TO FINANCIAL STATEMENTS
Energy Transfer Partners, L.P. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners
Energy Transfer Partners, L.P.
We have audited the accompanying consolidated balance sheets of Energy Transfer Partners, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Sunoco Logistics Partners L.P., a consolidated subsidiary, as of December 31, 2012 and for the period from October 5, 2012 to December 31, 2012, which statements reflect total assets constituting 24 percent of consolidated total assets as of December 31, 2012, and total revenues of 20 percent of consolidated total revenues for the year then ended. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Sunoco Logistics Partners L.P. as of December 31, 2012 and for the period from October 5, 2012 to December 31, 2012, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Transfer Partners, L.P. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

Dallas, Texas
February 27, 2014

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$549	$311
Accounts receivable, net	3,359	2,910
Accounts receivable from related companies	165	94
Inventories	1,765	1,495
Exchanges receivable	56	55
Price risk management assets	35	21
Current assets held for sale	—	184
Other current assets	310	334
Total current assets	6,239	5,404

PROPERTY, PLANT AND EQUIPMENT	28,430	27,412
ACCUMULATED DEPRECIATION	(2,483)	(1,639)
	25,947	25,773

NON-CURRENT ASSETS HELD FOR SALE	—	985
ADVANCES TO AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES	4,436	3,502
NON-CURRENT PRICE RISK MANAGEMENT ASSETS	17	42
GOODWILL	4,729	5,606
INTANGIBLE ASSETS, net	1,568	1,561
OTHER NON-CURRENT ASSETS, net	766	357
Total assets	$43,702	$43,230

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2013	2012
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,627	$3,002
Accounts payable to related companies	45	24
Exchanges payable	285	156
Price risk management liabilities	45	110
Accrued and other current liabilities	1,428	1,562
Current maturities of long-term debt	637	609
Current liabilities held for sale	—	85
Total current liabilities	6,067	5,548

NON-CURRENT LIABILITIES HELD FOR SALE	—	142
LONG-TERM DEBT, less current maturities	16,451	15,442
LONG-TERM NOTES PAYABLE — RELATED PARTY	—	166
NON-CURRENT PRICE RISK MANAGEMENT LIABILITIES	54	129
DEFERRED INCOME TAXES	3,762	3,476
OTHER NON-CURRENT LIABILITIES	1,080	995

COMMITMENTS AND CONTINGENCIES (Note 10)

EQUITY:
General Partner	171	188
Limited Partners:
Common Unitholders (333,826,372 and 301,485,604 units authorized, issued and outstanding as of December 31, 2013 and 2012, respectively)	9,797	9,026
Class E Unitholders (8,853,832 units authorized, issued and outstanding – held by subsidiary)	—	—
Class F Unitholders (zero and 90,706,000 units authorized, issued and outstanding as of December 31, 2013 and 2012, respectively – held by subsidiary)	—	—
Class G Unitholders (90,706,000 and zero units authorized, issued and outstanding as of December 31, 2013 and 2012, respectively – held by subsidiary)	—	—
Class H Unitholders (50,160,000 and zero units authorized, issued and outstanding as of December 31, 2013 and 2012, respectively)	1,511	—
Accumulated other comprehensive income (loss)	61	(13)
Total partners’ capital	11,540	9,201
Noncontrolling interest	4,748	8,131
Total equity	16,288	17,332
Total liabilities and equity	$43,702	$43,230

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)

	Years Ended December 31,
	2013	2012	2011
REVENUES:
Natural gas sales	$3,165	$2,387	$2,534
NGL sales	2,817	1,718	1,113
Crude sales	15,477	2,872	—
Gathering, transportation and other fees	2,590	2,007	1,488
Refined product sales	18,479	5,299	—
Other	3,811	1,419	1,664
Total revenues	46,339	15,702	6,799
COSTS AND EXPENSES:
Cost of products sold	41,204	12,266	4,175
Operating expenses	1,388	951	799
Depreciation and amortization	1,032	656	405
Selling, general and administrative	485	435	173
Goodwill impairment	689	—	—
Total costs and expenses	44,798	14,308	5,552
OPERATING INCOME	1,541	1,394	1,247
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(849)	(665)	(474)
Equity in earnings of unconsolidated affiliates	172	142	26
Gain on deconsolidation of Propane Business	—	1,057	—
Gain on sale of AmeriGas common units	87	—	—
Loss on extinguishment of debt	—	(115)	—
Gains (losses) on interest rate derivatives	44	(4)	(77)
Non-operating environmental remediation	(168)	—	—
Other, net	5	11	(3)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	832	1,820	719
Income tax expense from continuing operations	97	63	19
INCOME FROM CONTINUING OPERATIONS	735	1,757	700
Income (loss) from discontinued operations	33	(109)	(3)
NET INCOME	768	1,648	697
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	312	79	28
NET INCOME ATTRIBUTABLE TO PARTNERS	456	1,569	669
GENERAL PARTNER’S INTEREST IN NET INCOME	506	461	433
CLASS H UNITHOLDER’S INTEREST IN NET INCOME	48	—	—
LIMITED PARTNERS’ INTEREST IN NET INCOME (LOSS)	$(98)	$1,108	$236
INCOME (LOSS) FROM CONTINUING OPERATIONS PER LIMITED PARTNER UNIT:
Basic	$(0.23)	$4.93	$1.12
Diluted	$(0.23)	$4.91	$1.12
NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
Basic	$(0.18)	$4.43	$1.10
Diluted	$(0.18)	$4.42	$1.10

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Years Ended December 31,
	2013	2012	2011
Net income	$768	$1,648	$697
Other comprehensive income (loss), net of tax:
Reclassification to earnings of gains and losses on derivative instruments accounted for as cash flow hedges	(4)	(14)	(38)
Change in value of derivative instruments accounted for as cash flow hedges	(1)	8	19
Change in value of available-for-sale securities	2	—	(1)
Actuarial gain (loss) relating to pension and other postretirement benefits	66	(10)	—
Foreign currency translation adjustment	(1)	—	—
Change in other comprehensive income from equity investments	17	(9)	—
	79	(25)	(20)
Comprehensive income	847	1,623	677
Less: Comprehensive income attributable to noncontrolling interest	312	74	28
Comprehensive income attributable to partners	$535	$1,549	$649

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)

		Limited Partners
	General Partner	Common Unitholders	Class H Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance, December 31, 2010	$175	$4,542	$—	$26	$—	$4,743
Distributions to partners	(426)	(733)	—	—	—	(1,159)
Distributions to noncontrolling interest	—	—	—	—	(44)	(44)
Units issued for cash	—	1,467	—	—	—	1,467
Capital contributions from noncontrolling interest	—	—	—	—	645	645
Issuance of units in acquisitions	—	3	—	—	—	3
Other comprehensive loss, net of tax	—	—	—	(20)	—	(20)
Other, net	—	18	—	—	—	18
Net income	433	236	—	—	28	697
Balance, December 31, 2011	182	5,533	—	6	629	6,350
Distributions to partners	(454)	(889)	—	—	—	(1,343)
Distributions to noncontrolling interest	—	—	—	—	(233)	(233)
Units issued for cash	—	791	—	—	—	791
Capital contributions from noncontrolling interest	—	—	—	—	343	343
Sunoco Merger (see Note 3)	—	2,288	—	—	3,580	5,868
Holdco Transaction (see Note 3)	—	165	—	—	3,748	3,913
Issuance of units in other acquisitions (excluding Sunoco)	—	7	—	—	—	7
Other comprehensive loss net of tax	—	—	—	(19)	(6)	(25)
Other, net	(1)	23	—	—	(9)	13
Net income	461	1,108	—	—	79	1,648
Balance, December 31, 2012	188	9,026	—	(13)	8,131	17,332
Distributions to partners	(523)	(1,228)	(51)	—	—	(1,802)
Distributions to noncontrolling interest	—	—	—	—	(382)	(382)
Units issued for cash	—	1,611	—	—	—	1,611
Issuance of Class H Units (see Note 7)	—	(1,514)	1,514	—	—	—
Capital contributions from noncontrolling interest	—	—	—	—	137	137
Holdco Acquisition and SUGS Contribution (see Note 3)	—	2,013	—	(5)	(3,448)	(1,440)
Other comprehensive income, net of tax	—	—	—	79	—	79
Other, net	—	(13)	—	—	(2)	(15)
Net income (loss)	506	(98)	48	—	312	768
Balance, December 31, 2013	$171	$9,797	$1,511	$61	$4,748	$16,288
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$768	$1,648	$697
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1,032	656	405
Deferred income taxes	48	62	4
Gain on curtailment of other postretirement benefits	—	(15)	—
Amortization included in interest expense	(80)	(35)	10
Loss on extinguishment of debt	—	115	—
LIFO valuation adjustments	(3)	75	—
Non-cash compensation expense	47	42	38
Gain on deconsolidation of Propane Business	—	(1,057)	—
Gain on sale of AmeriGas common units	(87)	—	—
Goodwill impairment	689	—	—
Write-down of assets included in loss from discontinued operations	—	132	—
Distributions on unvested awards	(12)	(8)	(8)
Equity in earnings of unconsolidated affiliates	(172)	(142)	(26)
Distributions from unconsolidated affiliates	247	132	29
Other non-cash	42	68	29
Net change in operating assets and liabilities, net of effects of acquisitions and deconsolidations (see Note 2)	(146)	(475)	166
Net cash provided by operating activities	2,373	1,198	1,344
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for Citrus Merger	—	(1,895)	—
Cash proceeds from contribution and sale of propane operations	—	1,443	—
Cash proceeds from SUGS Contribution (See Note 3)	504	—	—
Cash paid for Holdco Acquisition (See Note 3)	(1,332)	—	—
Cash proceeds from the sale of the MGE and NEG assets (See Note 3)	1,008	—	—
Cash proceeds from the sale of AmeriGas common units	346	—	—
Cash (paid) received from all other acquisitions	(405)	531	(1,972)
Capital expenditures (excluding allowance for equity funds used during construction)	(2,575)	(2,840)	(1,416)
Contributions in aid of construction costs	52	35	25
Contributions to unconsolidated affiliates	(1)	(30)	(222)
Distributions from unconsolidated affiliates in excess of cumulative earnings	217	130	22
Proceeds from sale of disposal group	—	207	—
Proceeds from the sale of assets	53	18	9
Restricted cash	(348)	5	—
Other	21	111	1
Net cash used in investing activities	(2,460)	(2,285)	(3,553)

The accompanying notes are an integral part of these consolidated financial statements.

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	8,001	8,208	6,594
Repayments of long-term debt	(7,016)	(6,598)	(5,217)
Proceeds from borrowings from affiliates	—	221	—
Repayments of borrowings from affiliates	(166)	(55)	—
Net proceeds from issuance of Limited Partner units	1,611	791	1,467
Capital contributions received from noncontrolling interest	147	320	645
Distributions to partners	(1,802)	(1,343)	(1,159)
Distributions to noncontrolling interest	(382)	(233)	(44)
Debt issuance costs	(32)	(20)	(20)
Other	(36)	—	—
Net cash provided by financing activities	325	1,291	2,266
INCREASE IN CASH AND CASH EQUIVALENTS	238	204	57
CASH AND CASH EQUIVALENTS, beginning of period	311	107	50
CASH AND CASH EQUIVALENTS, end of period	$549	$311	$107

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar and unit amounts, except per unit data, are in millions)

1.	OPERATIONS AND ORGANIZATION:
The consolidated financial statements and notes thereto of Energy Transfer Partners, L.P., and its subsidiaries (the “Partnership,” “we” or “ETP”) presented herein for the years ended December 31, 2013, 2012 and 2011, have been prepared in accordance with GAAP and pursuant to the rules and regulations of the SEC. We consolidate all majority-owned subsidiaries and subsidiaries we control, even if we do not have a majority ownership. All significant intercompany transactions and accounts are eliminated in consolidation. Management has evaluated subsequent events through the date the financial statements were issued.
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
Certain prior period amounts have been reclassified to conform to the 2013 presentation. These reclassifications had no impact on net income or total equity. In October 2012, we sold Canyon and the results of continuing operations of Canyon have been reclassified to income (loss) from discontinued operations and the prior year amounts have been restated to present Canyon’s operations as discontinued operations.  Canyon was previously included in our midstream segment. In 2013, Southern Union sold its distribution operations. The results of operations of the distribution operations have been reported as income (loss) from discontinued operations. The assets and liabilities of the disposal group have been reported as assets and liabilities held for sale as of December 31, 2012.
In accordance with GAAP, we have accounted for the Holdco Transaction (described in Note 3), whereby ETP obtained control of Southern Union, as a reorganization of entities under common control. Accordingly, ETP’s consolidated financial statements have been retrospectively adjusted to reflect consolidation of Southern Union into ETP beginning March 26, 2012 (the date ETE acquired Southern Union). This change only impacted interim periods in 2012, and no prior annual amounts have been adjusted.
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
Business Operations
Our activities are primarily conducted through our operating subsidiaries (collectively, the “Operating Companies”) as follows:

•
ETC OLP, a Texas limited partnership primarily engaged in midstream and intrastate transportation and storage natural gas operations. ETC OLP owns and operates, through its wholly and majority-owned subsidiaries, natural gas gathering systems, intrastate natural gas pipeline systems and gas processing plants and is engaged in the business of purchasing, gathering, transporting, processing, and marketing natural gas and NGLs in the states of Texas, Louisiana, New Mexico and West Virginia. ETC OLP’s intrastate transportation and storage operations primarily focus on transporting natural gas in Texas through our Oasis pipeline, ET Fuel System, East Texas pipeline and HPL System. ETC OLP’s midstream operations focus on the gathering, compression, treating, conditioning and processing of natural gas, primarily on or through our Southeast Texas System, Eagle Ford System, North Texas System and Northern Louisiana assets. ETC OLP also owns a 70% interest in Lone Star and also owns a convenience store operator with approximately 300 company-owned and dealer locations.

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

•
Holdco, a Delaware limited liability company that indirectly owns Panhandle and Sunoco. As discussed in Note 3, ETP acquired ETE’s 60% interest in Holdco on April 30, 2013. Panhandle and Sunoco operations are described as follows:

•
Panhandle owns and operates assets in the regulated and unregulated natural gas industry and is primarily engaged in the transportation, storage and distribution of natural gas in the United States. As discussed in Note 3, on April 30, 2013, Southern Union completed its contribution to Regency of all of the issued and outstanding membership interests in Southern Union Gathering Company, LLC, and its subsidiaries, including SUGS. Also, as discussed in Note 3, Southern Union completed its sale of the assets of MGE and NEG in 2013. Additionally, as discussed in Note 3, in January 2014, Panhandle consummated a merger with Southern Union, the indirect parent of Panhandle, and PEPL Holdings, the sole limited partner of Panhandle, pursuant to which each of Southern Union and PEPL Holdings were merged with and into Panhandle, with Panhandle surviving the merger.

•
Sunoco owns and operates retail marketing assets, which sell gasoline and middle distillates at retail and operates convenience stores in 24 states, primarily on the east coast and in the midwest region of the United States.

Our financial statements reflect the following reportable business segments:

•	intrastate transportation and storage;

•	interstate transportation and storage;

•	midstream;

•	NGL transportation and services;

•	investment in Sunoco Logistics;

•	retail marketing; and

•	all other.

2.	ESTIMATES, SIGNIFICANT ACCOUNTING POLICIES AND BALANCE SHEET DETAIL:
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
Our intrastate transportation and storage segment also generates revenues and margin from the sale of natural gas to electric utilities, independent power plants, local distribution companies, industrial end-users and other marketing companies on the HPL System. Generally, we purchase natural gas from the market, including purchases from our marketing operations, and from producers at the wellhead.
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
Our retail marketing segment sells gasoline and diesel in addition to a broad mix of merchandise such as groceries, fast foods and beverages at its convenience stores. In addition, some of Sunoco’s retail outlets provide a variety of car care services. Revenues related to the sale of products are recognized when title passes, while service revenues are recognized when services are provided. Title passage generally occurs when products are shipped or delivered in accordance with the terms of the respective sales agreements. In addition, revenues are not recognized until sales prices are fixed or determinable and collectability is reasonably assured.
Regulatory Accounting – Regulatory Assets and Liabilities
Our interstate transportation and storage segment is subject to regulation by certain state and federal authorities, and certain subsidiaries in that segment have accounting policies that conform to the accounting requirements and ratemaking practices of the regulatory authorities. The application of these accounting policies allows certain of our regulated entities to defer expenses and revenues on the balance sheet as regulatory assets and liabilities when it is probable that those expenses and revenues will be allowed in the ratemaking process in a period different from the period in which they would have been reflected in the consolidated statement of operations by an unregulated company. These deferred assets and liabilities will be reported in results of operations in the period in which the same amounts are included in rates and recovered from or refunded to customers. Management’s assessment of the probability of recovery or pass through of regulatory assets and liabilities will require judgment and interpretation of laws and regulatory commission orders. If, for any reason, we cease to meet the criteria for application of regulatory accounting treatment for these entities, the regulatory assets and liabilities related to those portions ceasing to meet such criteria would be eliminated from the consolidated balance sheet for the period in which the discontinuance of regulatory accounting treatment occurs.
Southern Union recorded regulatory assets with respect to its distribution segment operations. At December 31, 2012, we had $123 million of regulatory assets included in the consolidated balance sheet as non-current assets held for sale. Southern Union’s distribution operations were sold in 2013.
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

The net change in operating assets and liabilities (net of acquisitions) included in cash flows from operating activities is comprised as follows:

	Years Ended December 31,
	2013	2012	2011
Accounts receivable	$(458)	$300	$3
Accounts receivable from related companies	(17)	(50)	(28)
Inventories	(256)	(253)	68
Exchanges receivable	(24)	11	3
Other current assets	(56)	571	(62)
Other non-current assets, net	(22)	(53)	7
Accounts payable	525	(979)	31
Accounts payable to related companies	(122)	100	6
Exchanges payable	131	—	3
Accrued and other current liabilities	152	(151)	60
Other non-current liabilities	151	25	—
Price risk management assets and liabilities, net	(150)	4	75
Net change in operating assets and liabilities, net of effects of acquisitions and deconsolidations	$(146)	$(475)	$166
Non-cash investing and financing activities and supplemental cash flow information are as follows:

	Years Ended December 31,
	2013	2012	2011
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$167	$359	$202
AmeriGas limited partner interest received in exchange for contribution of Propane Business	$—	$1,123	$—
Regency common and Class F units received in exchange for contribution of SUGS	$961	$—	$—
NON-CASH FINANCING ACTIVITIES:
Long-term debt assumed and non-compete agreement notes payable issued in acquisitions	$—	$6,658	$4
Issuance of Common Units in connection with acquisitions	$—	$2,295	$3
Issuance of Common Units in connection with the Holdco Acquisition	$2,464	$—	$—
Issuance of Class H Units	$1,514	$—	$—
Contributions receivable related to noncontrolling interest	$13	$23	$—
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of interest capitalized	$903	$678	$476
Cash paid for income taxes	$57	$22	$24
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

Our investment in Sunoco Logistics segment extends credit terms to certain customers after review of various credit indicators, including the customer’s credit rating. Outstanding customer receivable balances are regularly reviewed for possible non-payment indicators and reserves are recorded for doubtful accounts based upon management’s estimate of collectability at the time of review. Actual balances are charged against the reserve when all collection efforts have been exhausted.
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
Our retail marketing segment extends credit to customers after a review of credit rating and other credit indicators.  Management records reserves for bad debt by computing a proportion of average write-off activity over the past five years in comparison to the outstanding balance in accounts receivable.  This proportion is then applied to the accounts receivable balance at the end of the reporting period to calculate a current estimate of what is uncollectible.  The credit department and business line managers make the decision to write off an account, based on understanding of the potential collectability.
We enter into netting arrangements with counterparties of derivative contracts to mitigate credit risk. Transactions are confirmed with the counterparty and the net amount is settled when due. Amounts outstanding under these netting arrangements are presented on a net basis in the consolidated balance sheets.
Inventories
Inventories consist principally of natural gas held in storage, crude oil, petroleum and chemical products. Natural gas held in storage is valued at the lower of cost or market utilizing the weighted-average cost method. The cost of crude oil and petroleum and chemical products is determined using the last-in, first out method. The cost of appliances, parts and fittings is determined by the first-in, first-out method.
Inventories consisted of the following:

	December 31,
	2013	2012
Natural gas and NGLs	$519	$334
Crude oil	488	418
Refined products	597	572
Appliances, parts and fittings, and other	161	171
Total inventories	$1,765	$1,495
We utilize commodity derivatives to manage price volatility associated with our natural gas inventory. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.
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

Other Current Assets
Other current assets consisted of the following:

	December 31,
	2013	2012
Deposits paid to vendors	$49	$41
Prepaid and other	261	293
Total other current assets	$310	$334
Property, Plant and Equipment
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful or FERC mandated lives of the assets, if applicable. Expenditures for maintenance and repairs that do not add capacity or extend the useful life are expensed as incurred. Expenditures to refurbish assets that either extend the useful lives of the asset or prevent environmental contamination are capitalized and depreciated over the remaining useful life of the asset. Additionally, we capitalize certain costs directly related to the construction of assets including internal labor costs, interest and engineering costs. Upon disposition or retirement of pipeline components or natural gas plant components, any gain or loss is recorded to accumulated depreciation. When entire pipeline systems, gas plants or other property and equipment are retired or sold, any gain or loss is included in our consolidated statements of operations.
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

Components and useful lives of property, plant and equipment were as follows:

	December 31,
	2013	2012
Land and improvements	$878	$551
Buildings and improvements (5 to 45 years)	900	673
Pipelines and equipment (5 to 83 years)	16,966	17,031
Natural gas and NGL storage facilities (5 to 46 years)	1,083	1,057
Bulk storage, equipment and facilities (2 to 83 years)	1,933	1,745
Tanks and other equipment (5 to 40 years)	1,685	1,187
Retail equipment (3 to 99 years)	450	258
Vehicles (1 to 25 years)	124	135
Right of way (20 to 83 years)	1,901	2,042
Furniture and fixtures (2 to 25 years)	48	65
Linepack	116	116
Pad gas	52	58
Other (1 to 48 years)	626	806
Construction work-in-process	1,668	1,688
	28,430	27,412
Less – Accumulated depreciation	(2,483)	(1,639)
Property, plant and equipment, net	$25,947	$25,773
We recognized the following amounts of depreciation expense for the periods presented:

	Years Ended December 31,
	2013	2012	2011
Depreciation expense(1)	$944	$615	$380
Capitalized interest, excluding AFUDC	$43	$99	$11

(1)	Depreciation expense amounts have been adjusted by $26 million for the year ended December 31, 2011 to present Canyon’s operations as discontinued operations.
Advances to and Investments in Unconsolidated Affiliates
We own interests in a number of related businesses that are accounted for by the equity method. In general, we use the equity method of accounting for an investment for which we exercise significant influence over, but do not control, the investee’s operating and financial policies.
Goodwill
Goodwill is tested for impairment annually or more frequently if circumstances indicate that goodwill might be impaired. Our annual impairment test is performed as of August 31 for subsidiaries in our intrastate transportation and storage and midstream segments and during the fourth quarter for subsidiaries in our interstate transportation and storage, NGL transportation and services, and retail marketing segments and all others. We recorded goodwill impairments for the periods presented in these consolidated financial statements.

Changes in the carrying amount of goodwill were as follows:

	Intrastate Transportation and Storage	Interstate Transportation and Storage	Midstream	NGL Transportation and Services	Investment in Sunoco Logistics	Retail Marketing	All Other	Total
Balance, December 31, 2011	$10	$99	$37	$432	$—	$—	$642	$1,220
Goodwill acquired	—	1,785	338	—	1,368	1,272	375	5,138
Goodwill sold in deconsolidation of Propane Business	—	—	—	—	—	—	(619)	(619)
Goodwill allocated to the disposal group	—	—	—	—	—	—	(133)	(133)
Balance, December 31, 2012	10	1,884	375	432	1,368	1,272	265	5,606
Goodwill acquired	—	—	—	—	—	156	—	156
Goodwill disposed	—	—	(337)	—	—	—	—	(337)
Goodwill impairment	—	(689)	—	—	—	—	—	(689)
Other	—	—	(2)	—	(22)	17	—	(7)
Balance, December 31, 2013	$10	$1,195	$36	$432	$1,346	$1,445	$265	$4,729
Goodwill is recorded at the acquisition date based on a preliminary purchase price allocation and generally may be adjusted when the purchase price allocation is finalized. We recorded a net decrease in goodwill of $877 million during the year ended December 31, 2013 primarily due to Trunkline LNG’s goodwill impairment of $689 million (see below) and a decrease of $337 million as a result of the SUGS Contribution (see Note 3). These decreases were offset by additional goodwill of $156 million from acquisitions in 2013. This additional goodwill is not expected to be deductible for tax purposes.
During the fourth quarter of 2013, we performed a goodwill impairment test on our Trunkline LNG reporting unit. In accordance with GAAP, we performed step one of the goodwill impairment test and determined that the estimated fair value of the Trunkline LNG reporting unit was less than its carrying amount primarily due to changes related to (i) the structure and capitalization of the planned LNG export project at Trunkline LNG’s Lake Charles facility, (ii) an analysis of current macroeconomic factors, including global natural gas prices and relative spreads, as of the date of our assessment, (iii) judgments regarding the prospect of obtaining regulatory approval for a proposed LNG export project and the uncertainty associated with the timing of such approvals, and (iv) changes in assumptions related to potential future revenues from the import facility and the proposed export facility. An assessment of these factors in the fourth quarter of 2013 led to a conclusion that the estimated fair value of the Trunkline LNG reporting unit was less than its carrying amount.  We then applied the second step in the goodwill impairment test, allocating the estimated fair value of the reporting unit among all of the assets and liabilities of the reporting unit in a hypothetical purchase price allocation. The assets and liabilities of the reporting unit had recently been measured at fair value in 2012 as a result of the acquisition of Southern Union, and those estimated fair values had been recorded at the reporting unit through the application of “push-down” accounting. For purposes of the hypothetical purchase price allocation used in the goodwill impairment test, we estimated the fair value of the assets and liabilities of the reporting unit in a manner similar to the original purchase price allocation. In allocating value to the property, plant and equipment, we used current replacement costs adjusted for assumed depreciation. We also included the estimated fair value of working capital and identifiable intangible assets in the reporting unit. We adjusted deferred income taxes based on these estimated fair values. Based on this hypothetical purchase price allocation, estimated goodwill was $184 million, which was less than the balance of $873 million that had originally been recorded by the reporting unit through “push-down” accounting in 2012. As a result, we recorded a goodwill impairment of $689 million during the fourth quarter of 2013.
No other goodwill impairments were identified or recorded for our reporting units.
Intangible Assets
Intangible assets are stated at cost, net of amortization computed on the straight-line method. We eliminate from our balance sheet the gross carrying amount and the related accumulated amortization for any fully amortized intangibles in the year they are fully amortized.

Components and useful lives of intangible assets were as follows:

	December 31, 2013		December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships, contracts and agreements (3 to 46 years)	$1,393	$(164)	$1,290	$(80)
Patents (9 years)	48	(6)	48	(1)
Other (10 to 15 years)	4	(1)	4	(1)
Total amortizable intangible assets	$1,445	$(171)	$1,342	$(82)
Non-amortizable intangible assets:
Trademarks	294	—	301	—
Total intangible assets	$1,739	$(171)	$1,643	$(82)
Aggregate amortization expense of intangible assets was as follows:

	Years Ended December 31,
	2013	2012	2011
Reported in depreciation and amortization	$88	$36	$24
Estimated aggregate amortization expense for the next five years is as follows:

Years Ending December 31:
2014	$93
2015	93
2016	93
2017	93
2018	92
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
Other Non-Current Assets, net
Other non-current assets, net are stated at cost less accumulated amortization. Other non-current assets, net consisted of the following:

	December 31,
	2013	2012
Unamortized financing costs (3 to 30 years)	$70	$54
Regulatory assets	86	87
Deferred charges	144	140
Restricted funds	378	—
Other	88	76
Total other non-current assets, net	$766	$357
Restricted funds primarily consisted of restricted cash held in our wholly-owned captive insurance companies.

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
An ARO is required to be recorded when a legal obligation to retire an asset exists and such obligation can be reasonably estimated. We will record an asset retirement obligation in the periods in which management can reasonably estimate the settlement dates.
Except for the AROs of Southern Union, Sunoco Logistics and Sunoco discussed below, management was not able to reasonably measure the fair value of asset retirement obligations as of December 31, 2013 and 2012 because the settlement dates were indeterminable. Although a number of other onshore assets in Southern Union’s system are subject to agreements or regulations that give rise to an ARO upon Southern Union’s discontinued use of these assets, AROs were not recorded because these assets have an indeterminate removal or abandonment date given the expected continued use of the assets with proper maintenance or replacement. Sunoco has legal asset retirement obligations for several other assets at its refineries, pipelines and terminals, for which it is not possible to estimate when the obligations will be settled. Consequently, the retirement obligations for these assets cannot be measured at this time. At the end of the useful life of these underlying assets, Sunoco is legally or contractually required to abandon in place or remove the asset. Sunoco Logistics believes it may have additional asset retirement obligations related to its pipeline assets and storage tanks, for which it is not possible to estimate whether or when the retirement obligations will be settled. Consequently, these retirement obligations cannot be measured at this time.
Below is a schedule of AROs by entity recorded as other non-current liabilities in ETP’s consolidated balance sheet:

	December 31,
	2013	2012
Southern Union	$55	$46
Sunoco	84	53
Sunoco Logistics	41	41
	$180	$140
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
As of December 31, 2013, there were no legally restricted funds for the purpose of settling AROs.

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	December 31,
	2013	2012
Interest payable	$294	$256
Customer advances and deposits	126	44
Accrued capital expenditures	166	356
Accrued wages and benefits	155	236
Taxes payable other than income taxes	214	203
Income taxes payable	3	40
Deferred income taxes	119	130
Other	351	297
Total accrued and other current liabilities	$1,428	$1,562
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
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our debt obligations as of December 31, 2013 was $17.69 billion and $17.09 billion, respectively. As of December 31, 2012, the aggregate fair value and carrying amount of our debt obligations was $17.84 billion and $16.22 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. During the period ended December 31, 2013, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2013 and 2012 based on inputs used to derive their fair values:

	Fair Value Total	Fair Value Measurements at December 31, 2013
		Level 1	Level 2
Assets:
Interest rate derivatives	$47	$—	$47
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	5	5	—
Swing Swaps IFERC	8	1	7
Fixed Swaps/Futures	201	201	—
Power:
Forwards	3	—	3
Natural Gas Liquids – Forwards/Swaps	5	5	—
Refined Products – Futures	5	5	—
Total commodity derivatives	227	217	10
Total assets	$274	$217	$57
Liabilities:
Interest rate derivatives	$(95)	$—	$(95)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(4)	(4)	—
Swing Swaps IFERC	(6)	—	(6)
Fixed Swaps/Futures	(201)	(201)	—
Forward Physical Swaps	(1)	—	(1)
Power:
Forwards	(1)	—	(1)
Natural Gas Liquids – Forwards/Swaps	(5)	(5)	—
Refined Products – Futures	(5)	(5)	—
Total commodity derivatives	(223)	(215)	(8)
Total liabilities	$(318)	$(215)	$(103)

	Fair Value Total	Fair Value Measurements at December 31, 2012
		Level 1	Level 2
Assets:
Interest rate derivatives	$55	$—	$55
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	11	11	—
Swing Swaps IFERC	3	—	3
Fixed Swaps/Futures	96	94	2
Options – Puts	1	—	1
Options – Calls	3	—	3
Forward Physical Swaps	1	—	1
Power:
Forwards	27	—	27
Futures	1	1	—
Options – Calls	2	—	2
Natural Gas Liquids – Swaps	1	1	—
Refined Products – Futures	5	1	4
Total commodity derivatives	151	108	43
Total assets	$206	$108	$98
Liabilities:
Interest rate derivatives	$(223)	$—	$(223)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(18)	(18)	—
Swing Swaps IFERC	(2)	—	(2)
Fixed Swaps/Futures	(103)	(94)	(9)
Options – Puts	(1)	—	(1)
Options – Calls	(3)	—	(3)
Power:
Forwards	(27)	—	(27)
Futures	(2)	(2)	—
Natural Gas Liquids – Swaps	(3)	(3)	—
Refined Products – Futures	(8)	(1)	(7)
Total commodity derivatives	(167)	(118)	(49)
Total liabilities	$(390)	$(118)	$(272)
At December 31, 2013, the fair value of the Trunkline LNG reporting unit was classified as Level 3 of the fair value hierarchy due to the significance of unobservable inputs developed using company-specific information. We used the income approach to measure the fair value of the Trunkline LNG reporting unit. Under the income approach, we calculated the fair value based on the present value of the estimated future cash flows. The discount rate used, which was an unobservable input, was based on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the business's ability to execute on the projected cash flows.
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
Shipping and Handling Costs
Shipping and handling costs related to fuel sold are included in cost of products sold. Shipping and handling costs related to fuel consumed for compression and treating are included in operating expenses and are as follows:

	Years Ended December 31,
	2013	2012	2011
Shipping and handling costs – recorded in operating expenses	$28	$25	$40
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
We record the collection of taxes to be remitted to government authorities on a net basis except for our retail marketing segment in which consumer excise taxes on sales of refined products and merchandise are included in both revenues and costs and expenses in the consolidated statements of operations, with no effect on net income (loss). Excise taxes collected by our retail marketing segment were $2.22 billion and $573 million for the years ended December 31, 2013 and 2012, respectively.
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
As a publicly traded limited partnership, we are subject to a statutory requirement that our “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and IRS pronouncements) exceed 90% of our total gross income, determined on a calendar year basis. If our qualifying income does not meet this statutory requirement, ETP would be taxed as a corporation for federal and state income tax purposes. For the years ended December 31, 2013, 2012 and 2011, our qualifying income met the statutory requirement.
The Partnership conducts certain activities through corporate subsidiaries which are subject to federal, state and local income taxes. Holdco, which owns Sunoco and Southern Union, is a corporate subsidiary. The Partnership and its corporate subsidiaries account for income taxes under the asset and liability method.
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
If we designate a commodity hedging relationship as a fair value hedge, we record the changes in fair value of the hedged asset or liability in cost of products sold in our consolidated statements of operations. This amount is offset by the changes in fair value of the related hedging instrument. Any ineffective portion or amount excluded from the assessment of hedge ineffectiveness is also included in the cost of products sold in the consolidated statements of operations.
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
We manage a portion of our interest rate exposures by utilizing interest rate swaps and similar instruments. Certain of our interest rate derivatives are accounted for as either cash flow hedges or fair value hedges. For interest rate derivatives accounted for as either cash flow or fair value hedges, we report realized gains and losses and ineffectiveness portions of those hedges in interest expense. For interest rate derivatives not designated as hedges for accounting purposes, we report realized and unrealized gains and losses on those derivatives in “Gains (losses) on interest rate derivatives” in the consolidated statements of operations.
Pensions and Other Postretirement Benefit Plans
Employers are required to recognize in their balance sheets the overfunded or underfunded status of defined benefit pension and other postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation (the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans).  Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability.  Employers must recognize the change in the funded status of the plan in the year in which the change occurs through AOCI in equity or are reflected as a regulatory asset or regulatory liability for regulated subsidiaries.
Allocation of Income
For purposes of maintaining partner capital accounts, the Partnership Agreement specifies that items of income and loss shall generally be allocated among the partners in accordance with their percentage interests. The capital account provisions of our Partnership Agreement incorporate principles established for U.S. Federal income tax purposes and are not comparable to the partners’ capital balances reflected under GAAP in our consolidated financial statements. Our net income for partners’ capital and statement of operations presentation purposes is allocated to the General Partner and Limited Partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to our General Partner, the holder of the IDRs pursuant to our Partnership Agreement, which are declared and paid following the close of each quarter. Earnings in excess of distributions are allocated to the General Partner and Limited Partners based on their respective ownership interests.

3.	ACQUISITIONS, DIVESTITURES AND RELATED TRANSACTIONS:
2014 Transactions
Panhandle Merger
On January 10, 2014, Panhandle consummated a merger with Southern Union, the indirect parent of Panhandle, and PEPL Holdings, the sole limited partner of Panhandle, pursuant to which each of Southern Union and PEPL Holdings were merged with and into Panhandle (the “Panhandle Merger”), with Panhandle surviving the Panhandle Merger. In connection with the Panhandle Merger, Panhandle assumed Southern Union’s obligations under its 7.6% Senior Notes due 2024, 8.25% Senior Notes due 2029 and the Junior Subordinated Notes due 2066. At the time of the Panhandle Merger, Southern Union did not have operations of its own, other than its ownership of Panhandle and noncontrolling interest in PEI Power II, LLC, Regency (31.4 million common units and 6.3 million Class F Units), and ETP (2.2 million Common Units). In connection with the Panhandle Merger, Panhandle also assumed PEPL Holdings’ guarantee of $600 million of Regency senior notes.
Trunkline LNG Transaction
On February 19, 2014, ETE and ETP completed the transfer to ETE of Trunkline LNG, the entity that owns a LNG regasification facility in Lake Charles, Louisiana, from ETP in exchange for the redemption by ETP of 18.7 million ETP Common Units held by ETE. This transaction was effective as of January 1, 2014. The results of Trunkline LNG’s operations have not been presented as discontinued operations and Trunkline LNG’s assets and liabilities have not been presented as held for sale in the Partnership’s consolidated financial statements due to the expected continuing involvement among the entities.
In connection with ETE’s acquisition of Trunkline LNG, ETP agreed to continue to provide management services for ETE through 2015 in relation to both Trunkline LNG’s regasification facility and the development of a liquefaction project at Trunkline LNG’s facility, for which ETE has agreed to pay incremental management fees to ETP of $75 million per year for the years ending December 31, 2014 and 2015. ETE also agreed to provide additional subsidies to ETP through the relinquishment of future incentive distributions, as discussed further in Note 7.
2013 Transactions
Sale of Southern Union’s Distribution Operations
In December 2012, Southern Union entered into a purchase and sale agreement with The Laclede Group, Inc., pursuant to which Laclede Missouri agreed to acquire the assets of Southern Union’s MGE division and Laclede Massachusetts agreed to acquire the assets of Southern Union’s NEG division (together, the “LDC Disposal Group”). Laclede Gas Company, a subsidiary of The Laclede Group, Inc., subsequently assumed all of Laclede Missouri’s rights and obligations under the purchase and sale agreement. In February 2013, The Laclede Group, Inc. entered into an agreement with Algonquin Power & Utilities Corp (“APUC”) that allowed a subsidiary of APUC to assume the rights of The Laclede Group, Inc. to purchase the assets of Southern Union’s NEG division.
In September 2013, Southern Union completed its sale of the assets of MGE for an aggregate purchase price of $975 million, subject to customary post-closing adjustments. In December 2013, Southern Union completed its sale of the assets of NEG for cash proceeds of $40 million, subject to customary post-closing adjustments, and the assumption of $20 million of debt.
The LDC Disposal Group’s operations have been classified as discontinued operations for all periods in the consolidated statements of operations. The assets and liabilities of the LDC Disposal Group were classified as assets and liabilities held for sale at December 31, 2012.
The following table summarizes selected financial information related to Southern Union’s distribution operations in 2013 through MGE and NEG’s sale dates in September 2013 and December 2013, respectively, and for the period from March 26, 2012 to December 31, 2012:

	Years Ended December 31,
	2013	2012
Revenue from discontinued operations	$415	$324
Net income of discontinued operations, excluding effect of taxes and overhead allocations	65	43

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
2012 Transactions
Southern Union Merger
On March 26, 2012, ETE completed its acquisition of Southern Union. Southern Union was the surviving entity in the merger and operated as a wholly-owned subsidiary of ETE. See below for discussion of Holdco Transaction and ETE’s contribution of Southern Union to Holdco.
Under the terms of the merger agreement, Southern Union stockholders received a total of 57 million ETE Common Units and a total of approximately $3.01 billion in cash. Effective with the closing of the transaction, Southern Union’s common stock was no longer publicly traded.
Citrus Acquisition
In connection with the Southern Union Merger on March 26, 2012, we completed our acquisition of CrossCountry, a subsidiary of Southern Union which owned an indirect 50% interest in Citrus, the owner of FGT. The total merger consideration was approximately $2.0 billion, consisting of approximately $1.9 billion in cash and approximately 2.2 million ETP Common Units. See Note 4 for more information regarding our equity method investment in Citrus.
Sunoco Merger
On October 5, 2012, ETP completed its merger with Sunoco. Under the terms of the merger agreement, Sunoco shareholders received 55 million ETP Common Units and a total of approximately $2.6 billion in cash.
Sunoco generates cash flow from a portfolio of retail outlets for the sale of gasoline and middle distillates in the east coast, midwest and southeast areas of the United States. Prior to October 5, 2012, Sunoco also owned a 2% general partner interest, 100% of the IDRs, and 32% of the outstanding common units of Sunoco Logistics. As discussed below, on October 5, 2012, Sunoco’s interests in Sunoco Logistics were transferred to the Partnership.
Prior to the Sunoco Merger, on September 8, 2012, Sunoco completed the exit from its Northeast refining operations by contributing the refining assets at its Philadelphia refinery and various commercial contracts to PES, a joint venture with The Carlyle Group. Sunoco also permanently idled the main refining processing units at its Marcus Hook refinery in June 2012. The Marcus Hook facility continued to support operations at the Philadelphia refinery prior to commencement of the PES joint venture. Under the terms of the joint venture agreement, The Carlyle Group contributed cash in exchange for a 67% controlling interest in PES. In exchange for contributing its Philadelphia refinery assets and various commercial contracts to the joint venture, Sunoco retained an approximate 33% non-operating noncontrolling interest. The fair value of Sunoco’s retained interest in PES, which was $75 million on the date on which the joint venture was formed, was determined based on the equity contributions of The Carlyle Group. Sunoco has indemnified PES for environmental liabilities related to the Philadelphia refinery that arose from the operation of such assets prior the formation of the joint venture. The Carlyle Group will oversee day-to-day operations of PES and the refinery. JPMorgan Chase will provide working capital financing to PES in the form of an asset-backed loan, supply crude oil and other feedstocks to the refinery at the time of processing and purchase certain blendstocks and all finished refined products as they are processed. Sunoco entered into a supply contract for gasoline and diesel produced at the refinery for its retail marketing business.
ETP incurred merger related costs related to the Sunoco Merger of $28 million during the year ended December 31, 2012. Sunoco’s revenue included in our consolidated statement of operations was approximately $5.93 billion during October through December 2012. Sunoco’s net loss included in our consolidated statement of operations was approximately $14 million during October through December 2012. Sunoco Logistics’ revenue included in our consolidated statement of operations was approximately $3.11 billion during October through December 2012. Sunoco Logistics’ net income included in our consolidated statement of operations was approximately $145 million during October through December 2012.
Holdco Transaction
Immediately following the closing of the Sunoco Merger in 2012, ETE contributed its interest in Southern Union into Holdco, an ETP-controlled entity, in exchange for a 60% equity interest in Holdco. In conjunction with ETE’s contribution, ETP contributed its interest in Sunoco to Holdco and retained a 40% equity interest in Holdco. Prior to the contribution of Sunoco to Holdco, Sunoco contributed $2.0 billion of cash and its interests in Sunoco Logistics to ETP in exchange for 90.7 million Class F Units representing limited partner interests in ETP (“Class F Units”). The Class F Units were exchanged for Class G Units in 2013 as discussed in Note 7. Pursuant to a stockholders agreement between ETE and ETP, ETP controlled Holdco (prior to ETP’s acquisition of ETE’s 60% equity interest in Holdco in 2013) and therefore, ETP consolidated Holdco (including Sunoco and Southern Union) in its financial statements subsequent to consummation of the Holdco Transaction.
Under the terms of the Holdco transaction agreement, ETE agreed to relinquish its right to $210 million of incentive distributions from ETP that ETE would otherwise be entitled to receive over 12 consecutive quarters beginning with the distribution paid on November 14, 2012.
In accordance with GAAP, we have accounted for the Holdco Transaction, whereby ETP obtained control of Southern Union, as a reorganization of entities under common control. Accordingly, ETP’s consolidated financial statements have been retrospectively adjusted to reflect consolidation of Southern Union into ETP beginning March 26, 2012 (the date ETE acquired Southern Union). This change only impacted interim periods in 2012, and no prior annual amounts have been adjusted.
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

The following table summarizes the assets acquired and liabilities assumed as of the respective acquisition dates:

	Sunoco(1)	Southern Union(2)
Current assets	$7,312	$556
Property, plant and equipment	6,686	6,242
Goodwill	2,641	2,497
Intangible assets	1,361	55
Investments in unconsolidated affiliates	240	2,023
Note receivable	821	—
Other assets	128	163
	19,189	11,536

Current liabilities	4,424	1,348
Long-term debt obligations, less current maturities	2,879	3,120
Deferred income taxes	1,762	1,419
Other non-current liabilities	769	284
Noncontrolling interest	3,580	—
	13,414	6,171
Total consideration	5,775	5,365
Cash received	2,714	37
Total consideration, net of cash received	$3,061	$5,328

(1)	Includes amounts recorded with respect to Sunoco Logistics.

(2)	Includes ETP’s acquisition of Citrus.
As a result of the Holdco Transaction, we recognized $38 million of merger-related costs during the year ended December 31, 2012 related to Southern Union. Southern Union’s revenue included in our consolidated statement of operations was approximately $1.26 billion since the acquisition date to December 31, 2012. Southern Union’s net income included in our consolidated statement of operations was approximately $39 million since the acquisition date to December 31, 2012.
Propane Operations
On January 12, 2012, we contributed our propane operations, consisting of HOLP and Titan (collectively, the “Propane Business”) to AmeriGas. We received approximately $1.46 billion in cash and approximately 30 million AmeriGas common units. AmeriGas assumed approximately $71 million of existing HOLP debt. In connection with the closing of this transaction, we entered into a support agreement with AmeriGas pursuant to which we are obligated to provide contingent, residual support of $1.50 billion of intercompany indebtedness owed by AmeriGas to a finance subsidiary that in turn supports the repayment of $1.50 billion of senior notes issued by this AmeriGas finance subsidiary to finance the cash portion of the purchase price.
We have not reflected the Propane Business as discontinued operations as we will have a continuing involvement in this business as a result of the investment in AmeriGas that was transferred as consideration for the transaction.
In June 2012, we sold the remainder of our retail propane operations, consisting of our cylinder exchange business, to a third party. In connection with the contribution agreement with AmeriGas, certain excess sales proceeds from the sale of the cylinder exchange business were remitted to AmeriGas, and we received net proceeds of approximately $43 million.
Sale of Canyon
In October 2012, we sold Canyon for approximately $207 million.  The results of continuing operations of Canyon have been reclassified to loss from discontinued operations and the prior year amounts have been restated to present Canyon’s operations as discontinued operations. A write down of the carrying amounts of the Canyon assets to their fair values was recorded for approximately $132 million during the year ended December 31, 2012.  Canyon was previously included in our midstream segment.

2011 Transaction
LDH Acquisition
On May 2, 2011, ETP-Regency Midstream Holdings, LLC (“ETP-Regency LLC”), a joint venture owned 70% by the Partnership and 30% by Regency, acquired all of the membership interest in LDH, from Louis Dreyfus Highbridge Energy LLC for approximately $1.98 billion in cash (the “LDH Acquisition”), including working capital adjustments. The Partnership contributed approximately $1.38 billion to ETP-Regency LLC to fund its 70% share of the purchase price. Subsequent to closing, ETP-Regency LLC was renamed Lone Star.
Lone Star owns and operates a natural gas liquids storage, fractionation and transportation business. Lone Star’s storage assets are primarily located in Mont Belvieu, Texas, and its West Texas Pipeline transports NGLs through an intrastate pipeline system that originates in the Permian Basin in west Texas, passes through the Barnett Shale production area in north Texas and terminates at the Mont Belvieu storage and fractionation complex. Lone Star also owns and operates fractionation and processing assets located in Louisiana. The acquisition of LDH by Lone Star expanded the Partnership’s asset portfolio by adding an NGL platform with storage, transportation and fractionation capabilities.
We accounted for the LDH Acquisition using the acquisition method of accounting. Lone Star’s results of operations are included in our NGL transportation and services segment. Regency’s 30% interest in Lone Star is reflected as noncontrolling interest.
Pro Forma Results of Operations
The following unaudited pro forma consolidated results of operations for the years ended December 31, 2012 and 2011 are presented as if the Sunoco Merger, Holdco Transaction and LDH Acquisition had been completed on January 1, 2011.

	Years Ended December 31,
	2012	2011
Revenues	$39,136	$36,169
Net income	1,133	1,027
Net income attributable to partners	788	745
Basic net income per Limited Partner unit	$1.33	$1.24
Diluted net income per Limited Partner unit	$1.33	$1.24
The pro forma consolidated results of operations include adjustments to:

•	include the results of Lone Star, Southern Union and Sunoco beginning January 1, 2011;

•	include the incremental expenses associated with the fair value adjustments recorded as a result of applying the acquisition method of accounting;

•	include incremental interest expense related to the financing of ETP’s proportionate share of the purchase price; and

•	reflect noncontrolling interest related to ETE’s 60% interest in Holdco during the periods.
The pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been made at the beginning of the periods presented or the future results of the combined operations.

4.	ADVANCES TO AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES:
Regency
On April 30, 2013, Southern Union completed its contribution to Regency of all of the issued and outstanding membership interest in Southern Union Gathering Company, LLC, and its subsidiaries, including SUGS (see Note 3). The consideration paid by Regency in connection with this transaction included approximately 31.4 million Regency common units, approximately 6.3 million Regency Class F units, the distribution of $463 million in cash to Southern Union, net of closing adjustments, and the payment of $30 million in cash to a subsidiary of ETP. This direct investment in Regency common and Class F units received has been accounted for using the equity method.
The carrying amount of our investment in Regency was $1.41 billion as of December 31, 2013 and was reflected in our all other segment.

Citrus Corp.
On March 26, 2012, ETE consummated the acquisition of Southern Union and, concurrently with the closing of the Southern Union acquisition, CrossCountry, a subsidiary of Southern Union that indirectly owned a 50% interest in Citrus, merged with a subsidiary of ETP and, in connection therewith, ETP paid approximately $1.9 billion in cash and issued $105 million of ETP Common Units (the “Citrus Acquisition”) to a subsidiary of ETE. As a result of the consummation of the Citrus Acquisition, ETP owns CrossCountry, which in turn owns a 50% interest in Citrus. The other 50% interest in Citrus is owned by a subsidiary of Kinder Morgan, Inc. Citrus owns 100% of FGT, a natural gas pipeline system that originates in Texas and delivers natural gas to the Florida peninsula.
We recorded our investment in Citrus at $2.0 billion, which exceeded our proportionate share of Citrus’ equity by $1.03 billion, all of which is treated as equity method goodwill due to the application of regulatory accounting. The carrying amount of our investment in Citrus was $1.89 billion and $1.98 billion as of December 31, 2013 and 2012, respectively, and was reflected in our interstate transportation and storage segment.
AmeriGas Partners, L.P.
As discussed in Note 3, on January 12, 2012, we received approximately 29.6 million AmeriGas common units in connection with the contribution of our propane operations. On July 12, 2013, we sold 7.5 million AmeriGas common units for net proceeds of $346 million, and as of December 31, 2013, we owned 22.1 million AmeriGas common units representing an approximate 24% limited partner interest.
The carrying amount of our investment in AmeriGas was $746 million and $1.02 billion as of December 31, 2013 and 2012, respectively, and was reflected in our all other segment. As of December 31, 2013, our investment in AmeriGas reflected $439 million in excess of our proportionate share of AmeriGas’ limited partners’ capital. Of this excess fair value, $184 million is being amortized over a weighted average period of 14 years, and $255 million is being treated as equity method goodwill and non-amortizable intangible assets.
In January 2014, we sold 9.2 million AmeriGas common units for net proceeds of $381 million. Net proceeds from this sale were used to repay borrowings under the ETP Credit Facility and general partnership purposes.
FEP
We have a 50% interest in FEP, a 50/50 joint venture with KMP. FEP owns the Fayetteville Express pipeline, an approximately 185-mile natural gas pipeline that originates in Conway County, Arkansas, continues eastward through White County, Arkansas and terminates at an interconnect with Trunkline Gas Company in Panola County, Mississippi. The carrying amount of our investment in FEP was $144 million and $159 million as of December 31, 2013 and 2012, respectively, and was reflected in our interstate transportation and storage segment.
Summarized Financial Information
The following tables present aggregated selected balance sheet and income statement data for our unconsolidated affiliates, FEP, AmeriGas, Citrus and Regency (on a 100% basis) for all periods presented:

	December 31,
	2013	2012
Current assets	$1,372	$878
Property, plant and equipment, net	12,320	8,063
Other assets	6,478	2,529
Total assets	$20,170	$11,470

Current liabilities	$1,455	$1,605
Non-current liabilities	10,286	6,143
Equity	8,429	3,722
Total liabilities and equity	$20,170	$11,470

	Years Ended December 31,
	2013	2012	2011
Revenue	$6,806	$4,057	$3,337
Operating income	1,043	635	681
Net income	574	338	341
In addition to the equity method investments described above we have other equity method investments which are not significant to our consolidated financial statements.

5.	NET INCOME PER LIMITED PARTNER UNIT:
A reconciliation of net income and weighted average units used in computing basic and diluted net income per unit is as follows:

	Years Ended December 31,
	2013	2012	2011
Income from continuing operations	$735	$1,757	$700
Less: Income from continuing operations attributable to noncontrolling interest	296	62	28
Income from continuing operations, net of noncontrolling interest	439	1,695	672
General Partner’s interest in income from continuing operations	505	463	433
Limited Partners’ interest in income (loss) from continuing operations	(66)	1,232	239
Additional earnings allocated (to) from General Partner	(2)	1	1
Distributions on employee unit awards, net of allocation to General Partner	(10)	(9)	(8)
Income (loss) from continuing operations available to Limited Partners	$(78)	$1,224	$232
Weighted average Limited Partner units – basic	343.4	248.3	207.2
Basic income (loss) from continuing operations per Limited Partner unit	$(0.23)	$4.93	$1.12
Dilutive effect of unvested Unit Awards	—	0.7	0.9
Weighted average Limited Partner units, assuming dilutive effect of unvested Unit Awards	343.4	249.0	208.1
Diluted income (loss) from continuing operations per Limited Partner unit	$(0.23)	$4.91	$1.12
Basic income (loss) from discontinued operations per Limited Partner unit	$0.05	$(0.50)	$(0.02)
Diluted income (loss) from discontinued operations per Limited Partner unit	$0.05	$(0.50)	$(0.02)

6.	DEBT OBLIGATIONS:
Our debt obligations consist of the following:

	December 31,
	2013	2012
ETP Debt
6.0% Senior Notes due July 1, 2013	$—	$350
8.5% Senior Notes due April 15, 2014	292	292
5.95% Senior Notes due February 1, 2015	750	750
6.125% Senior Notes due February 15, 2017	400	400

6.7% Senior Notes due July 1, 2018	600	600
9.7% Senior Notes due March 15, 2019	400	400
9.0% Senior Notes due April 15, 2019	450	450
4.15% Senior Notes due October 1, 2020	700	—
4.65% Senior Notes due June 1, 2021	800	800
5.20% Senior Notes due February 1, 2022	1,000	1,000
3.60% Senior Notes due February 1, 2023	800	—
4.9% Senior Notes due February 1, 2024	350	—
7.6% Senior Notes due February 1, 2024	277	—
8.25% Senior Notes due November 15, 2029	267	—
6.625% Senior Notes due October 15, 2036	400	400
7.5% Senior Notes due July 1, 2038	550	550
6.05% Senior Notes due June 1, 2041	700	700
6.50% Senior Notes due February 1, 2042	1,000	1,000
5.15% Senior Notes due February 1, 2043	450	—
5.95% Senior Notes due October 1, 2043	450	—
Floating Rate Junior Subordinated Notes due November 1, 2066	546	—
ETP $2.5 billion Revolving Credit Facility due October 27, 2017	65	1,395
Unamortized premiums, discounts and fair value adjustments, net	(34)	(14)
	11,213	9,073
Transwestern Debt
5.39% Senior Notes due November 17, 2014	88	88
5.54% Senior Notes due November 17, 2016	125	125
5.64% Senior Notes due May 24, 2017	82	82
5.36% Senior Notes due December 9, 2020	175	175
5.89% Senior Notes due May 24, 2022	150	150
5.66% Senior Notes due December 9, 2024	175	175
6.16% Senior Notes due May 24, 2037	75	75
Unamortized premiums, discounts and fair value adjustments, net	(1)	(1)
	869	869
Southern Union Debt(1)
7.60% Senior Notes due February 1, 2024	82	360
8.25% Senior Notes due November 14, 2029	33	300
Floating Rate Junior Subordinated Notes due November 1, 2066	54	600
Southern Union $700 million Revolving Credit Facility due May 20, 2016	—	210
Unamortized premiums, discounts and fair value adjustments, net	48	49
	217	1,519
Panhandle Debt
6.05% Senior Notes due August 15, 2013	—	250
6.20% Senior Notes due November 1, 2017	300	300
7.00% Senior Notes due June 15, 2018	400	400
8.125% Senior Notes due June 1, 2019	150	150
7.00% Senior Notes due July 15, 2029	66	66
Term Loan due February 23, 2015	—	455
Unamortized premiums, discounts and fair value adjustments, net	107	136
	1,023	1,757

Sunoco Debt
4.875% Senior Notes due October 15, 2014	250	250
9.625% Senior Notes due April 15, 2015	250	250
5.75% Senior Notes due January 15, 2017	400	400
9.00% Debentures due November 1, 2024	65	65
Unamortized premiums, discounts and fair value adjustments, net	70	104
	1,035	1,069
Sunoco Logistics Debt
8.75% Senior Notes due February 15, 2014(2)	175	175
6.125% Senior Notes due May 15, 2016	175	175
5.50% Senior Notes due February 15, 2020	250	250
4.65% Senior Notes due February 15, 2022	300	300
3.45% Senior Notes due January 15, 2023	350	—
6.85% Senior Notes due February 15, 2040	250	250
6.10% Senior Notes due February 15, 2042	300	300
4.95% Senior Notes due January 15, 2043	350	—
Sunoco Logistics $200 million Revolving Credit Facility due August 21, 2014	—	26
Sunoco Logistics $35 million Revolving Credit Facility due April 30, 2015	35	20
Sunoco Logistics $350 million Revolving Credit Facility due August 22, 2016	—	93
Sunoco Logistics $1.50 billion Revolving Credit Facility due November 1, 2018	200	—
Unamortized premiums, discounts and fair value adjustments, net	118	143
	2,503	1,732
Note Payable to ETE	—	166
Other	228	32
	17,088	16,217
Less: current maturities	637	609
	$16,451	$15,608

(1)	In connection with the Panhandle Merger, Southern Union’s debt obligations were assumed by Panhandle.

(2)
Sunoco Logistics’ 8.75% Senior Notes due February 15, 2014 were classified as long-term debt as Sunoco Logistics repaid these notes in February 2014 with borrowings under its $1.50 billion credit facility due November 2018.

The following table reflects future maturities of long-term debt for each of the next five years and thereafter. These amounts exclude $308 million in unamortized net premiums and fair value adjustments:

2014	$812
2015	1,047
2016	375
2017	1,220
2018	1,205
Thereafter	12,121
Total	$16,780
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
Note Payable – ETE
On March 26, 2012, Southern Union received $221 million from ETE to pay certain expenses in connection with the Merger, including (i) payments made to employees related to outstanding awards of stock options, stock appreciation rights and RSUs; and (ii) payments to certain executives under applicable employment or change in control agreements, which provided for compensation when their employment was terminated in connection with a change in control.  In connection with the receipt of the $221 million from ETE, on March 26, 2012, Southern Union entered into an interest-bearing promissory note payable due on or before March 25, 2013.  The interest rate under the promissory note was 3.25% and accrued interest was payable monthly in arrears. A payment of $55 million to ETE was made in May 2012, and the outstanding balance of $166 million was assumed by Holdco as of December 31, 2012 and the maturity date of the note payable was extended to January 22, 2014. The note payable outstanding was paid in 2013.
Southern Union Junior Subordinated Notes
The interest rate on the remaining portion of Southern Union’s $600 million Junior Subordinated Notes due 2066 is a variable rate based upon the three-month LIBOR rate plus 3.0175%. The balance of the variable rate portion of the Junior Subordinated Notes was $600 million at an effective interest rate of 3.32% at December 31, 2013.
Panhandle Term Loans
A portion of the proceeds from ETP’s September 2013 Senior Notes Offering, as discussed below, was used to repay $455 million in borrowings outstanding under the LNG Holdings term loan due February 2015.
January 2013 Senior Notes Offerings
In January 2013, ETP issued $800 million aggregate principal amount of 3.6% Senior Notes due February 2023 and $450 million aggregate principal amount of 5.15% Senior Notes due February 2043. ETP used the net proceeds of $1.24 billion from the offering to repay borrowings outstanding under the ETP Credit Facility and for general partnership purposes.
In January 2013, Sunoco Logistics issued $350 million aggregate principal amount of 3.45% Senior Notes due January 2023 and $350 million aggregate principal amount of 4.95% Senior Notes due January 2043. Sunoco Logistics’ used the net proceeds of $691 million from the offering to repay borrowings outstanding under the Sunoco Logistics’ Credit Facilities and for general partnership purposes.
September 2013 Senior Notes Offering
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
Credit Facilities
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $2.5 billion and expires in October 2017. The indebtedness under the ETP Credit Facility is unsecured and not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. The indebtedness under the ETP Credit Facility has the same priority of payment as our other current and future unsecured debt. We use the ETP Credit Facility to provide temporary financing for our growth projects, as well as for general partnership purposes.
In November 2013, we amended the ETP Credit Facility to, among other things, (i) extend the maturity date for one additional year to October 2017, (ii) remove the restriction prohibiting unrestricted subsidiaries from owning debt or equity interests in ETP or any restricted subsidiaries of ETP, (iii) amend the covenant limiting fundamental changes to remove the restrictions on mergers or other consolidations of restricted subsidiaries of ETP and to permit ETP to merge with another person and not be the surviving entity provided certain requirements are met, and (iv) amend certain other provisions more specifically set forth in the amendment.
As of December 31, 2013, the ETP Credit Facility had $65 million outstanding, and the amount available for future borrowings was $2.34 billion after taking into account letters of credit of $93 million. The weighted average interest rate on the total amount outstanding as of December 31, 2013 was 1.67%.
Southern Union Credit Facility
Proceeds from the SUGS Contribution were used to repay borrowings under the Southern Union Credit Facility and the facility was terminated.
Sunoco Logistics Credit Facilities
In November 2013, Sunoco Logistics replaced its existing $350 million and $200 million unsecured credit facilities with a new $1.50 billion unsecured credit facility (the “$1.50 billion Credit Facility”). The $1.50 billion Credit Facility contains an accordion feature, under which the total aggregate commitment may be extended to $2.25 billion under certain conditions. Outstanding borrowings under the $350 million and $200 million credit facilities of $119 million at December 31, 2012 were repaid during the first quarter of 2013.
The $1.50 billion Credit Facility, which matures in November 2018, is available to fund Sunoco Logistics’ working capital requirements, to finance acquisitions and capital projects, to pay distributions and for general partnership purposes. The $1.50 billion Credit Facility bears interest at LIBOR or the Base Rate, each plus an applicable margin. The credit facility may be prepaid at any time. Outstanding borrowings under this credit facility were $200 million at December 31, 2013.
West Texas Gulf Pipe Line Company, a subsidiary of Sunoco Logistics, has a $35 million revolving credit facility which expires in April 2015. The facility is available to fund West Texas Gulf’s general corporate purposes including working capital and capital expenditures. Outstanding borrowings under this credit facility were $35 million at December 31, 2013.
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
In addition, Southern Union and/or its subsidiaries are subject to certain additional restrictions and covenants. These restrictions and covenants include limitations on additional debt at some of its subsidiaries; limitations on the use of proceeds from borrowing at some of its subsidiaries; limitations, in some cases, on transactions with its affiliates; limitations on the incurrence of liens; potential limitations on the abilities of some of its subsidiaries to declare and pay dividends and potential limitations on some of its subsidiaries to participate in Southern Union’s cash management program; and limitations on Southern Union’s ability to prepay debt.
Covenants Related to Sunoco Logistics
Sunoco Logistics’ $1.50 billion credit facility contains various covenants, including limitations on the creation of indebtedness and liens, and other covenants related to the operation and conduct of the business of Sunoco Logistics and its subsidiaries. The credit facility also limits Sunoco Logistics, on a rolling four-quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreement, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. Sunoco Logistics’ ratio of total consolidated debt, excluding net unamortized fair value adjustments, to consolidated Adjusted EBITDA was 2.8 to 1 at December 31, 2013, as calculated in accordance with the credit agreements.
The $35 million credit facility limits West Texas Gulf, on a rolling four-quarter basis, to a minimum fixed charge coverage ratio, as defined in the underlying credit agreement. The ratio for the fiscal quarter ending December 31, 2013 shall not be less than 1.00 to 1. The minimum ratio fluctuates between 0.80 to 1 and 1.00 to 1 throughout the term of the revolver as specified in the credit agreement. In addition, the credit facility limits West Texas Gulf to a maximum leverage ratio of 2.00 to 1. West Texas Gulf’s fixed charge coverage ratio and leverage ratio were 1.12 to 1 and 0.88 to 1, respectively, at December 31, 2013.
We were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of December 31, 2013.

7.	EQUITY:
Limited Partner interests are represented by Common, Class E Units, Class G Units and Class H Units that entitle the holders thereof to the rights and privileges specified in the Partnership Agreement. As of December 31, 2013, there were issued and outstanding 333.8 million Common Units representing an aggregate 99.3% Limited Partner interest in us. There are also 8.9 million Class E Units and 90.7 million Class G Units outstanding that are reported as treasury units, which units are entitled to receive distributions in accordance with their terms. There are also 50.2 million Class H Units outstanding representing Limited Partner interests owned by ETE Holdings (see “Class H Units” below).
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
IDRs represent the contractual right to receive an increasing percentage of quarterly distributions of Available Cash (as defined in our Partnership Agreement) from operating surplus after the minimum quarterly distribution has been paid. Please read “Quarterly Distributions of Available Cash” below. ETP GP, a wholly-owned subsidiary of ETE, owns all of the IDRs.
Common Units
The change in Common Units was as follows:

	Years Ended December 31,
	2013	2012	2011
Number of Common Units, beginning of period	301.5	225.5	193.2
Common Units issued in connection with public offerings	13.8	15.5	29.4
Common Units issued in connection with certain acquisitions	49.5	57.4	0.1
Common Units redeemed for Class H Units	(50.2)	—	—
Common Units issued in connection with the Distribution Reinvestment Plan	2.3	1.0	0.4
Common Units issued in connection with Equity Distribution Agreements	16.9	1.6	2.0
Repurchases of Common Units in open-market transactions	(0.4)	—	—
Issuance of Common Units under equity incentive plans	0.4	0.5	0.4
Number of Common Units, end of period	333.8	301.5	225.5
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

Public Offerings
The following table summarizes our public offerings of Common Units, all of which have been registered under the Securities Act of 1933 (as amended):

Date	Number of Common Units	Price per Unit	Net Proceeds
April 2011	14.2	$50.52	$695
November 2011	15.2	44.67	660
July 2012	15.5	44.57	671
April 2013	13.8	48.05	657
Proceeds from the offerings listed above were used to repay amounts outstanding under the ETP Credit Facility and/or to fund capital expenditures and capital contributions to joint ventures, and for general partnership purposes.
Equity Distribution Program
From time to time, we have sold Common Units through an equity distribution agreement. Such sales of Common Units are made by means of ordinary brokers’ transactions on the NYSE at market prices, in block transactions or as otherwise agreed between us and the sales agent which is the counterparty to the equity distribution agreement.
In January 2013 and May 2013, we entered into equity distribution agreements pursuant to which we may sell from time to time Common Units having aggregate offering prices of up to $200 million and $800 million, respectively. During the year ended December 31, 2013, we issued approximately 16.9 million units for $846 million, net of commissions of $9 million. Approximately $145 million of our Common Units remained available to be issued under the currently effective equity distribution agreements as of December 31, 2013.
Equity Incentive Plan Activity
As discussed in Note 8, we issue Common Units to employees and directors upon vesting of awards granted under our equity incentive plans. Upon vesting, participants in the equity incentive plans may elect to have a portion of the Common Units to which they are entitled withheld by the Partnership to satisfy tax-withholding obligations.
Distribution Reinvestment Program
In April 2011, we filed a registration statement with the SEC covering our Distribution Reinvestment Plan (the “DRIP”). The DRIP provides Unitholders of record and beneficial owners of our Common Units a voluntary means by which they can increase the number of ETP Common Units they own by reinvesting the quarterly cash distributions they would otherwise receive in the purchase of additional Common Units. The registration statement covers the issuance of up to 5.8 million Common Units under the DRIP.
During the years ended December 31, 2013, 2012 and 2011, aggregate distributions of approximately $109 million, $43 million, and $15 million were reinvested under the DRIP resulting in the issuance in aggregate of approximately 3.7 million Common Units. As of December 31, 2013, a total of 2.1 million Common Units remain available to be issued under the existing registration statement.
Class E Units
There are 8.9 million Class E Units outstanding that are reported as treasury units. These Class E Units are entitled to aggregate cash distributions equal to 11.1% of the total amount of cash distributed to all Unitholders, including the Class E Unitholders, up to $1.41 per unit per year, with any excess thereof available for distribution to Unitholders other than the holders of Class E Units in proportion to their respective interests. The Class E Units are treated as treasury units for accounting purposes because they are owned by a subsidiary of Holdco, Heritage Holdings, Inc. Although no plans are currently in place, management may evaluate whether to retire some or all of the Class E Units at a future date.
Class G Units
In conjunction with the Sunoco Merger, we amended our partnership agreement to create the Class F Units. The number of Class F Units issued was determined at the closing of the Sunoco Merger and equaled 90.7 million, which included 40 million Class F Units issued in exchange for cash contributed by Sunoco to us immediately prior to or concurrent with the closing of the Sunoco Merger. The Class F Units generally did not have any voting rights. The Class F Units were entitled to aggregate cash distributions equal to 35% of the total amount of cash generated by us and our subsidiaries, other than Holdco, and available for distribution, up to a maximum of $3.75 per Class F Unit per year. In April 2013, all of the outstanding Class F Units were exchanged for Class G Units on a one-for-one basis. The Class G Units have terms that are substantially the same as the Class F Units, with the principal difference between the Class G Units and the Class F Units being that allocations of depreciation and amortization to the Class G Units for tax purposes are based on a predetermined percentage and are not contingent on whether ETP has net income or loss. These units are held by a subsidiary and therefore are reflected as treasury units in the consolidated financial statements.
Class H Units
Pursuant to an Exchange and Redemption Agreement previously entered into between ETP, ETE and ETE Holdings, ETP redeemed and cancelled 50.2 million of its Common Units representing limited partner interests (the “Redeemed Units”) owned by ETE Holdings on October 31, 2013 in exchange for the issuance by ETP to ETE Holdings of a new class of limited partner interest in ETP (the “Class H Units”), which are generally entitled to (i) allocations of profits, losses and other items from ETP corresponding to 50.05% of the profits, losses, and other items allocated to ETP by Sunoco Partners with respect to the IDRs and general partner interest in Sunoco Logistics held by Sunoco Partners, (ii) distributions from available cash at ETP for each quarter equal to 50.05% of the cash distributed to ETP by Sunoco Partners with respect to the IDRs and general partner interest in Sunoco Logistics held by Sunoco Partners for such quarter and, to the extent not previously distributed to holders of the Class H Units, for any previous quarters and (iii) incremental additional cash distributions in the aggregate amount of $329 million, to be payable by ETP to ETE Holdings over 15 quarters, commencing with the quarter ended September 30, 2013 and ending with the quarter ending March 31, 2017. The incremental cash distributions referred to in clause (iii) of the previous sentence are intended to offset a portion of the IDR subsidies previously granted by ETE to ETP in connection with the Citrus Merger, the Holdco Transaction and the Holdco Acquisition. In connection with the issuance of the Class H Units, ETE and ETP also agreed to certain adjustments to the prior IDR subsidies in order to ensure that the IDR subsidies are fixed amounts for each quarter to which the IDR subsidies are in effect. For a summary of the net IDR subsidy amounts resulting from this transaction, see “Quarterly Distributions of Available Cash” below.
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

Distributions declared during the periods presented below are summarized as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2010	February 7, 2011	February 14, 2011	$0.89375
March 31, 2011	May 6, 2011	May 16, 2011	0.89375
June 30, 2011	August 5, 2011	August 15, 2011	0.89375
September 30, 2011	November 4, 2011	November 14, 2011	0.89375
December 31, 2011	February 7, 2012	February 14, 2012	0.89375
March 31, 2012	May 4, 2012	May 15, 2012	0.89375
June 30, 2012	August 6, 2012	August 14, 2012	0.89375
September 30, 2012	November 6, 2012	November 14, 2012	0.89375
December 31, 2012	February 7, 2013	February 14, 2013	0.89375
March 31, 2013	May 6, 2013	May 15, 2013	0.89375
June 30, 2013	August 5, 2013	August 14, 2013	0.89375
September 30, 2013	November 4, 2013	November 14, 2013	0.90500
December 31, 2013	February 7, 2014	February 14, 2014	0.92000
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

•
As discussed in Note 3, in connection with the Holdco Acquisition on April 30, 2013, ETE also agreed to relinquish incentive distributions on the newly issued Common Units for the first eight consecutive quarters beginning with the distribution paid on August 14, 2013, and 50% of the incentive distributions for the following eight consecutive quarters.

In addition, the incremental distributions on the Class H Units, which are referred to in “Class H Units” above, were intended to offset a portion of the incentive distribution relinquishments previously granted by ETE to the Partnership. In connection with the issuance of the Class H Units, ETE and the Partnership also agreed to certain adjustments to the incremental distributions on the Class H Units in order to ensure that the net impact of the incentive distribution relinquishments (a portion of which is variable) and the incremental distributions on the Class H Units are fixed amounts for each quarter for which the incentive distribution relinquishments and incremental distributions on the Class H Units are in effect.
In addition to the amounts above, in connection with the Partnership’s transfer of Trunkline LNG to ETE in February 2014, ETE agreed to provide additional subsidies to ETP through its relinquishment of incentive distributions of $50 million, $50 million, $45 million and $35 million for the years ending December 31, 2016, 2017, 2018 and 2019, respectively.
Following is a summary of the net amounts by which these incentive distribution relinquishments and incremental distributions on Class H Units would reduce the total distributions that would potentially be made to ETE in future quarters:

	Quarters Ending
	March 31	June 30	September 30	December 31	Total Year
2014	$26.5	$26.5	$26.5	$26.5	$106.0
2015	12.5	12.5	13.0	13.0	51.0
2016	18.0	18.0	18.0	18.0	72.0
2017	12.5	12.5	12.5	12.5	50.0
2018	11.25	11.25	11.25	11.25	45.0
2019	8.75	8.75	8.75	8.75	35.0

Sunoco Logistics Quarterly Distributions of Available Cash
Distributions declared during the periods presented below are summarized as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2012	February 8, 2013	February 14, 2013	$0.54500
March 31, 2013	May 9, 2013	May 15, 2013	0.57250
June 30, 2013	August 8, 2013	August 14, 2013	0.60000
September 30, 2013	November 8, 2013	November 14, 2013	0.63000
December 31, 2013	February 10, 2014	February 14, 2014	0.66250
Accumulated Other Comprehensive Income (Loss)
The following table presents the components of AOCI, net of tax:

	December 31,
	2013	2012
Available-for-sale securities	$2	$—
Foreign currency translation adjustment	(1)	—
Net loss on commodity related hedges	(4)	—
Actuarial gain (loss) related to pensions and other postretirement benefits	56	(10)
Equity investments, net	8	(9)
Subtotal	61	(19)
Amounts attributable to noncontrolling interest	—	6
Total AOCI, net of tax	$61	$(13)
The tables below set forth the tax amounts included in the respective components of other comprehensive income (loss) for the periods presented:

	December 31,
	2013	2012
Net gains on commodity related hedges	$—	$1
Actuarial (gain) loss relating to pension and other postretirement benefits	(39)	5
Total	$(39)	$6

8.	UNIT-BASED COMPENSATION PLANS:
ETP Unit-Based Compensation Plan
We have issued equity incentive plans for employees, officers and directors, which provide for various types of awards, including options to purchase ETP Common Units, restricted units, phantom units, Common Units, distribution equivalent rights (“DERs”), Common Unit appreciation rights, and other unit-based awards. As of December 31, 2013, an aggregate total of 0.9 million ETP Common Units remain available to be awarded under our equity incentive plans.
Unit Grants
We have granted restricted unit awards to employees that vest over a specified time period, typically a five-year service vesting requirement, with vesting based on continued employment as of each applicable vesting date. Upon vesting, ETP Common Units are issued. These unit awards entitle the recipients of the unit awards to receive, with respect to each Common Unit subject to such award that has not either vested or been forfeited, a cash payment equal to each cash distribution per Common Unit made by us on our Common Units promptly following each such distribution by us to our Unitholders. We refer to these rights as “distribution equivalent rights.” Under our equity incentive plans, our non-employee directors each receive grants with a five-year service vesting requirement.

Award Activity
The following table shows the activity of the awards granted to employees and non-employee directors:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Unvested awards as of December 31, 2012	1.9	$46.95
Awards granted	2.1	50.54
Awards vested	(0.6)	45.62
Awards forfeited	(0.2)	45.72
Unvested awards as of December 31, 2013	3.2	49.65
During the years ended December 31, 2013, 2012 and 2011, the weighted average grant-date fair value per unit award granted was $50.54, $43.93 and $48.35, respectively. The total fair value of awards vested was $26 million, $29 million and $27 million, respectively, based on the market price of ETP Common Units as of the vesting date. As of December 31, 2013, a total of 3.2 million unit awards remain unvested, for which ETP expects to recognize a total of $116 million in compensation expense over a weighted average period of 2.1 years.
Sunoco Logistics’ Unit-Based Compensation Plan
Sunoco Logistics’ general partner has a long-term incentive plan for employees and directors, which permits the grant of restricted units and unit options of Sunoco Logistics covering an additional 0.6 million Sunoco common units. As of December 31, 2013, a total of 0.6 million Sunoco Logistics restricted units were outstanding for which Sunoco Logistics expects to recognize $21 million of expense over a weighted-average period of 2.8 years.
Related Party Awards
McReynolds Energy Partners, L.P., the general partner of which is owned and controlled by the President of the entity that indirectly owns our General Partner, awarded to certain officers of ETP certain rights related to units of ETE previously issued by ETE to such ETE officer. These rights include the economic benefits of ownership of these ETE units based on a 5 year vesting schedule whereby the officer vested in the ETE units at a rate of 20% per year. As these ETE units conveyed to the recipients of these awards upon vesting from a partnership that is not owned or managed by ETE or ETP, none of the costs related to such awards were paid by ETP or ETE. As these units were outstanding prior to these awards, these awards did not represent an increase in the number of outstanding units of either ETP or ETE and were not dilutive to cash distributions per unit with respect to either ETP or ETE.
We recognized non-cash compensation expense over the vesting period based on the grant-date fair value of the ETE units awarded the ETP employees assuming no forfeitures. For the years ended December 31, 2013, 2012 and 2011, we recognized non-cash compensation expense, net of forfeitures, of less than $1 million, $1 million and $2 million, respectively, as a result of these awards. As of December 31, 2013, no rights related to ETE common units remain outstanding.

9.	INCOME TAXES:
As a partnership, we are not subject to U.S. federal income tax and most state income taxes. However, the partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes. The components of the federal and state income tax expense (benefit) are summarized as follows:

	Years Ended December 31,
	2013	2012	2011
Current expense (benefit):
Federal	$51	$(3)	$(1)
State	(2)	4	16
Total	49	1	15
Deferred expense:
Federal	(6)	45	4
State	54	17	—
Total	48	62	4
Total income tax expense from continuing operations	$97	$63	$19
Historically, our effective rate differed from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the Partnership level. The completion of the Southern Union Merger, Sunoco Merger and Holdco Transaction (see Note 3) significantly increased the activities conducted through corporate subsidiaries. A reconciliation of income tax expense (benefit) at the U.S. statutory rate to the income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2013 and 2012 is as follows:

	December 31, 2013			December 31, 2012
	Corporate Subsidiaries(1)	Partnership(2)	Consolidated	Corporate Subsidiaries(1)	Partnership(2)	Consolidated
Income tax expense (benefit) at U.S. statutory rate of 35 percent	$(166)	$—	$(166)	$1	$—	$1
Increase (reduction) in income taxes resulting from:
Nondeductible goodwill	241	—	241	—	—	—
Nondeductible executive compensation	—	—	—	28	—	28
State income taxes (net of federal income tax effects)	31	5	36	9	7	16
Other	(13)	(1)	(14)	18	—	18
Income tax from continuing operations	$93	$4	$97	$56	$7	$63

(1)
Includes Holdco, Oasis Pipeline Company, Inland Corporation, Mid-Valley Pipeline Company and West Texas Gulf Pipeline Company. The latter three entities were acquired in the Sunoco Merger. Holdco, which was formed via the Sunoco Merger and the Holdco Transaction (see Note 3), includes Sunoco and Southern Union and their subsidiaries. ETE held a 60% interest in Holdco until April 30, 2013. Subsequent to the Holdco Acquisition (see Note 3) on April 30, 2013, ETP owns 100% of Holdco.

(2)	Includes ETP and its subsidiaries that are classified as pass-through entities for federal income tax purposes.

Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. The table below summarizes the principal components of the deferred tax assets (liabilities) as follows:

	December 31,
	2013	2012
Deferred income tax assets:
Net operating losses and alternative minimum tax credit	$217	$268
Pension and other postretirement benefits	57	127
Long term debt	108	117
Other	104	288
Total deferred income tax assets	486	800
Valuation allowance	(74)	(90)
Net deferred income tax assets	$412	$710

Deferred income tax liabilities:
Properties, plants and equipment	$(1,522)	$(1,938)
Inventory	(302)	(516)
Investment in unconsolidated affiliates	(2,244)	(1,542)
Trademarks	(180)	(192)
Other	(45)	(128)
Total deferred income tax liabilities	(4,293)	(4,316)
Net deferred income tax liability	(3,881)	(3,606)
Less: current portion of deferred income tax assets (liabilities)	(119)	(130)
Accumulated deferred income taxes	$(3,762)	$(3,476)
The completion of the Southern Union Merger, Sunoco Merger and Holdco Transaction (see Note 3) significantly increased the deferred tax assets (liabilities). The table below provides a rollforward of the net deferred income tax liability as follows:

	December 31,
	2013	2012
Net deferred income tax liability, beginning of year	$(3,606)	$(123)
Southern Union acquisition	—	(1,420)
Sunoco acquisition	—	(1,989)
SUGS Contribution to Regency	(115)	—
Tax provision (including discontinued operations)	(111)	(73)
Other	(49)	(1)
Net deferred income tax liability	$(3,881)	$(3,606)
Holdco and other corporate subsidiaries have gross federal net operating loss carryforwards of $216 million, all of which will expire in 2032. Holdco has $40 million of federal alternative minimum tax credits which do not expire. Holdco and other corporate subsidiaries have state net operating loss carryforward benefits of $101 million, net of federal tax, which expire between 2013 and 2032. The valuation allowance of $74 million is applicable to the state net operating loss carryforward benefits applicable to Sunoco pre-acquisition periods.

The following table sets forth the changes in unrecognized tax benefits:

	Years Ended December 31,
	2013	2012	2011
Balance at beginning of year	$27	$2	$2
Additions attributable to acquisitions	—	28	—
Additions attributable to tax positions taken in the current year	—	—	1
Additions attributable to tax positions taken in prior years	406	—	—
Settlements	—	—	(1)
Lapse of statute	(4)	(3)	—
Balance at end of year	$429	$27	$2
As of December 31, 2013, we have $425 million ($418 million after federal income tax benefits) related to tax positions which, if recognized, would impact our effective tax rate. We believe it is reasonably possible that its unrecognized tax benefits may be reduced by $6 million ($5 million, net of federal tax) within the next twelve months due to settlement of certain positions.
Sunoco has historically included certain government incentive payments as taxable income on its federal and state income tax returns. In connection with Sunoco’s 2004 through 2011 open statute years, Sunoco has proposed to the IRS that these government incentive payments be excluded from federal taxable income. If Sunoco is fully successful with its claims, it will receive tax refunds of approximately $372 million. However, due to the uncertainty surrounding the claims, a reserve of $372 million was established for the full amount of the claims. Due to the timing of the expected settlement of the claims and the related reserve, the receivable and the reserve for this issue have been netted in the financial statements as of December 31, 2013.
Our policy is to accrue interest expense and penalties on income tax underpayments (overpayments) as a component of income tax expense. During 2013, we recognized interest and penalties of less than $1 million. At December 31, 2013, we have interest and penalties accrued of $6 million, net of tax.
In general, ETP and its subsidiaries are no longer subject to examination by the IRS for tax years prior to 2009, except Sunoco and Southern Union which are no longer subject to examination by the IRS for tax years prior to 2007 and 2004, respectively.
Sunoco has been examined by the IRS for the 2007 and 2008 tax years; however, the statutes remain open for both of these tax years due to carryback of net operating losses. Sunoco is currently under examination for the years 2009 through 2011, but due to the aforementioned carryback, such years also impact Sunoco’s tax liability for the years 2004 through 2008. With the exception of the claims regarding government incentive payments discussed above, all issues are resolved.  Southern Union is under examination for the tax years 2004 through 2009. As of December 31, 2013, the IRS has proposed only one adjustment for the years under examination. For the 2006 tax year, the IRS is challenging $545 million of the $690 million of deferred gain associated with a like kind exchange involving certain assets of its distribution operations and its gathering and processing operations. We will vigorously defend and believe Southern Union’s tax position will prevail against this challenge by the IRS. Accordingly, no unrecognized tax benefit has been recorded with respect to this tax position.
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

Contingent Matters Potentially Impacting the Partnership from Our Investment in Citrus
Florida Gas Pipeline Relocation Costs. The Florida Department of Transportation, Florida’s Turnpike Enterprise (“FDOT/FTE”) has various turnpike/State Road 91 widening projects that have impacted or may, over time, impact one or more of FGTs’ mainline pipelines located in FDOT/FTE rights-of-way. Certain FDOT/FTE projects have been or are the subject of litigation in Broward County, Florida. On November 16, 2012, FDOT paid to FGT the sum of approximately $100 million, representing the amount of the judgment, plus interest, in a case tried in 2011.
On April 14, 2011, FGT filed suit against the FDOT/FTE and other defendants in Broward County, Florida seeking an injunction and damages as the result of the construction of a mechanically stabilized earth wall and other encroachments in FGT easements as part of FDOT/FTE’s I-595 project. On August 21, 2013, FGT and FDOT/FTE entered into a settlement agreement pursuant to which, among other things, FDOT/FTE paid FGT approximately $19 million in September, 2013 in settlement of FGT’s claims with respect to the I-595 project. The settlement agreement also provided for agreed easement widths for FDOT/FTE right-of-way and for cost sharing between FGT and FDOT/FTE for any future relocations. Also in September 2013, FDOT/FTE paid FGT an additional approximate $1 million for costs related to the aforementioned turnpike/State Road 91 case tried in 2011.
FGT will continue to seek rate recovery in the future for these types of costs to the extent not reimbursed by the FDOT/FTE. There can be no assurance that FGT will be successful in obtaining complete reimbursement for any such relocation costs from the FDOT/FTE or from its customers or that the timing of such reimbursement will fully compensate FGT for its costs.
Contingent Residual Support Agreement – AmeriGas
In connection with the closing of the contribution of its propane operations in January 2012, ETP agreed to provide contingent, residual support of $1.55 billion of intercompany borrowings made by AmeriGas and certain of its affiliates with maturities through 2022 from a finance subsidiary of AmeriGas that have maturity dates and repayment terms that mirror those of an equal principal amount of senior notes issued by this finance company subsidiary to third party purchases.
PEPL Holdings Guarantee of Collection
In connection with the SUGS Contribution, Regency issued $600 million of 4.50% Senior Notes due 2023 (the “Regency Debt”), the proceeds of which were used by Regency to fund the cash portion of the consideration, as adjusted, and pay certain other expenses or disbursements directly related to the closing of the SUGS Contribution. In connection with the closing of the SUGS Contribution on April 30, 2013, Regency entered into an agreement with PEPL Holdings, a subsidiary of Southern Union, pursuant to which PEPL Holdings provided a guarantee of collection (on a nonrecourse basis to Southern Union) to Regency and Regency Energy Finance Corp. with respect to the payment of the principal amount of the Regency Debt through maturity in 2023. In connection with the completion of the Panhandle Merger, in which PEPL Holdings was merged with and into Panhandle, the guarantee of collection for the Regency Debt was assumed by Panhandle.
NGL Pipeline Regulation
We have interests in NGL pipelines located in Texas and New Mexico. We commenced the interstate transportation of NGLs in 2013, which is subject to the jurisdiction of the FERC under the ICA and the Energy Policy Act of 1992. Under the ICA, tariffs must be just and reasonable and not unduly discriminatory or confer any undue preference. The tariff rates established for interstate services were based on a negotiated agreement; however, the FERC’s rate-making methodologies may limit our ability to set rates based on our actual costs, may delay or limit the use of rates that reflect increased costs and may subject us to potentially burdensome and expensive operational, reporting and other requirements. Any of the foregoing could adversely affect our business, revenues and cash flow.
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
We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2056. Rental expense under these operating leases has been included in operating expenses in the accompanying statements of operations and totaled approximately $140 million, $57 million and $26 million for the years ended December 31, 2013, 2012 and 2011, respectively, which include contingent rentals totaling $22 million and $6 million in 2013 and 2012, respectively. During the years ended December 31, 2013 and 2012, approximately $24 million and $4 million, respectively, of rental expense was recovered through related sublease rental income.

Future minimum lease commitments for such leases are:

Years Ending December 31:
2014	$80
2015	78
2016	70
2017	66
2018	53
Thereafter	420
Future minimum lease commitments	767
Less: Sublease rental income	(57)
Net future minimum lease commitments	$710
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
MTBE Litigation
Sunoco, along with other refiners, manufacturers and sellers of gasoline, is a defendant in lawsuits alleging MTBE contamination of groundwater. The plaintiffs typically include water purveyors and municipalities responsible for supplying drinking water and governmental authorities. The plaintiffs are asserting primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. The plaintiffs in all of the cases are seeking to recover compensatory damages, and in some cases also seek natural resource damages, injunctive relief, punitive damages and attorneys’ fees.
As of December 31, 2013, Sunoco is a defendant in seven cases, one of which was initiated by the State of New Jersey and two others by the Commonwealth of Puerto Rico with the more recent Puerto Rico action being a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. Six of these cases are venued in a multidistrict litigation (“MDL”) proceeding in a New York federal court. The most recently filed Puerto Rico action is expected to be transferred to the MDL. The New Jersey and Puerto Rico cases assert natural resource damage claims. In addition, Sunoco has received notice from another state that it intends to file an MTBE lawsuit in the near future asserting natural resource damage claims.
Fact discovery has concluded with respect to an initial set of fewer than 20 sites each that will be the subject of the first trial phase in the New Jersey case and the initial Puerto Rico case. Insufficient information has been developed about the plaintiffs’ legal theories or the facts with respect to statewide natural resource damage claims to provide an analysis of the ultimate potential liability of Sunoco in these matters; however, it is reasonably possible that a loss may be realized. Management believes that an adverse determination with respect to one or more of the MTBE cases could have a significant impact on results of operations during the period in which any said adverse determination occurs, but does not believe that any such adverse determination would have a material adverse effect on the Partnership’s consolidated financial position.
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
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency. As of December 31, 2013 and 2012, accruals of approximately $46 million and $42 million, respectively, were reflected on our consolidated balance sheets related to these contingent obligations. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.
The outcome of these matters cannot be predicted with certainty and there can be no assurance that the outcome of a particular matter will not result in the payment of amounts that have not been accrued for the matter. Furthermore, we may revise accrual amounts prior to resolution of a particular contingency based on changes in facts and circumstances or changes in the expected outcome.
No amounts have been recorded in our December 31, 2013 or 2012 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
Litigation Related to Incident at JJ's Restaurant.  On February 19, 2013, there was a natural gas explosion at JJ's Restaurant located at 910 W. 48th Street in Kansas City, Missouri.  Effective September 1, 2013, Laclede Gas Company, a subsidiary of The Laclede Group, Inc. (“Laclede”), assumed any and all liability arising from this incident in ETP’s sale of the assets of MGE to Laclede.
Attorney General of the Commonwealth of Massachusetts v New England Gas Company.  On July 7, 2011, the Massachusetts Attorney General (“AG”) filed a regulatory complaint with the MDPU against New England Gas Company with respect to certain environmental cost recoveries.  The AG is seeking a refund to New England Gas Company customers for alleged “excessive and imprudently incurred costs” related to legal fees associated with Southern Union’s environmental response activities.  In the complaint, the AG requests that the MDPU initiate an investigation into the New England Gas Company’s collection and reconciliation of recoverable environmental costs including:  (i) the prudence of any and all legal fees, totaling approximately $19 million, that were charged by the Kasowitz, Benson, Torres & Friedman firm and passed through the recovery mechanism since 2005, the year when a partner in the firm, the Southern Union former Vice Chairman, President and Chief Operating Officer, joined Southern Union’s management team; (ii) the prudence of any and all legal fees that were charged by the Bishop, London & Dodds firm and passed through the recovery mechanism since 2005, the period during which a member of the firm served as Southern Union’s Chief Ethics Officer; and (iii) the propriety and allocation of certain legal fees charged that were passed through the recovery mechanism that the AG contends only qualify for a lesser, 50%, level of recovery.  Southern Union has filed its answer denying the allegations and moved to dismiss the complaint, in part on a theory of collateral estoppel.  The hearing officer has deferred consideration of Southern Union’s motion to dismiss.  The AG’s motion to be reimbursed expert and consultant costs by Southern Union of up to $150,000 was granted. By tariff, these costs are recoverable through rates charged to New England Gas Company customers. The hearing officer previously stayed discovery pending resolution of a dispute concerning the applicability of attorney-client privilege to legal billing invoices. The MDPU issued an interlocutory order on June 24, 2013 that lifted the stay, and discovery has resumed. Southern Union believes it has complied with all applicable requirements regarding its filings for cost recovery and has not recorded any accrued liability; however, Southern Union will continue to assess its potential exposure for such cost recoveries as the matter progresses.
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

•
Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of December 31, 2013, Sunoco had been named as a PRP at 40 identified or potentially identifiable as “Superfund” sites under federal and/or comparable state law. Sunoco is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	December 31,
	2013	2012
Current	$45	$46
Non-current	350	165
Total environmental liabilities	$395	$211
In 2013, we have established a wholly-owned captive insurance company to bear certain risks associated with environmental obligations related to certain sites that are no longer operating. The premiums paid to the captive insurance company include estimates for environmental claims that have been incurred but not reported, based on an actuarially determined fully developed claims expense estimate. In such cases, we accrue losses attributable to unasserted claims based on the discounted estimates that are used to develop the premiums paid to the captive insurance company.
During the years ended December 31, 2013 and 2012, Sunoco had $36 million and $12 million, respectively, of expenditures related to environmental cleanup programs.
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
We may use derivatives in our NGL transportation and services segment to manage our storage facilities and the purchase and sale of purity NGLs.
Sunoco Logistics utilizes derivatives such as swaps, futures and other derivative instruments to mitigate the risk associated with market movements in the price of refined products and NGLs. These derivative contracts act as a hedging mechanism against the volatility of prices by allowing Sunoco Logistics to transfer this price risk to counterparties who are able and willing to bear it. Since the first quarter 2013, Sunoco Logistics has not designated any of its derivative contracts as hedges for accounting purposes. Therefore, all realized and unrealized gains and losses from these derivative contracts are recognized in the consolidated statements of operations during the current period.
Our trading activities include the use of financial commodity derivatives to take advantage of market opportunities. These trading activities are a complement to our transportation and storage segment’s operations and are netted in cost of products sold in our consolidated statements of operations. Additionally, we also have trading activities related to power and natural gas in our all other segment which are also netted in cost of products sold. As a result of our trading activities and the use of derivative financial instruments in our transportation and storage segment, the degree of earnings volatility that can occur may be significant, favorably or unfavorably, from period to period. We attempt to manage this volatility through the use of daily position and profit and loss reports provided to our risk oversight committee, which includes members of senior management, and the limits and authorizations set forth in our commodity risk management policy.
Derivatives are utilized in our all other segment in order to mitigate price volatility and manage fixed price exposure incurred from contractual obligations. We attempt to maintain balanced positions in our marketing activities to protect against volatility in the energy commodities markets; however, net unbalanced positions can exist.

The following table details our outstanding commodity-related derivatives:

	December 31, 2013		December 31, 2012
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	9,457,500	2014-2019	—	—
Basis Swaps IFERC/NYMEX(1)	(487,500)	2014-2017	(30,980,000)	2013-2014
Swing Swaps	1,937,500	2014-2016	—	—
Power (Megawatt):
Forwards	351,050	2014	19,650	2013
Futures	(772,476)	2014	(1,509,300)	2013
Options – Puts	(52,800)	2014	—	—
Options – Calls	103,200	2014	1,656,400	2013
Crude (Bbls) – Futures	103,000	2014	—	—
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	570,000	2014	150,000	2013
Swing Swaps IFERC	(9,690,000)	2014-2016	(83,292,500)	2013
Fixed Swaps/Futures	(8,195,000)	2014-2015	27,077,500	2013
Forward Physical Contracts	5,668,559	2014-2015	11,689,855	2013-2014
Natural Gas Liquid (Bbls) – Forwards/Swaps	(280,000)	2014	(30,000)	2013
Refined Products (Bbls) – Futures	(1,133,600)	2014	(666,000)	2013
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(7,352,500)	2014	(18,655,000)	2013
Fixed Swaps/Futures	(50,530,000)	2014	(44,272,500)	2013
Hedged Item – Inventory	50,530,000	2014	44,272,500	2013
Cash Flow Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(1,825,000)	2014	—	—
Fixed Swaps/Futures	(12,775,000)	2014	(8,212,500)	2013
Natural Gas Liquid (Bbls) – Forwards/Swaps	(780,000)	2014	(930,000)	2013
Refined Products (Bbls) – Futures	—	—	(98,000)	2013
Crude (Bbls) – Futures	(30,000)	2014	—	—

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
We expect gains of $4 million related to commodity derivatives to be reclassified into earnings over the next 12 months related to amounts currently reported in AOCI. The amount ultimately realized, however, will differ as commodity prices change and the underlying physical transaction occurs.
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
The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

			Notional Amount Outstanding
Entity	Term	Type(1)	December 31, 2013	December 31, 2012
ETP	July 2013(2)	Forward-starting to pay a fixed rate of 4.03% and receive a floating rate	$—	$400
ETP	July 2014(2)	Forward-starting to pay a fixed rate of 4.25% and receive a floating rate	400	400
ETP	July 2018	Pay a floating rate plus a spread of 4.17% and receive a fixed rate of 6.70%	600	600
ETP	June 2021	Pay a floating rate plus a spread of 2.17% and receive a fixed rate of 4.65%	400	—
ETP	February 2023	Pay a floating rate plus a spread of 1.32% and receive a fixed rate of 3.60%	400	—
Southern Union(3)	November 2016	Pay a fixed rate of 2.97% and receive a floating rate	—	75
Southern Union(3)	November 2021	Pay a fixed rate of 3.801% and receive a floating rate	275	450

(1)	Floating rates are based on 3-month LIBOR.

(2)
Represents the effective date. These forward starting swaps have a term of 10 years with a mandatory termination date the same as the effective date. During the year ended December 31, 2013, we settled $400 million of ETP’s forward-starting interest rate swaps that had an effective date of July 2013.

(3)	In connection with the Panhandle Merger, Southern Union’s interest rate swaps outstanding were assumed by Panhandle.
Credit Risk
Credit risk refers to the risk that a counterparty may default on its contractual obligations resulting in a loss to the Partnership. Credit policies have been approved and implemented to govern the Partnership’s portfolio of counterparties with the objective of mitigating credit losses. These policies establish guidelines, controls and limits to manage credit risk within approved tolerances by mandating an appropriate evaluation of the financial condition of existing and potential counterparties, monitoring agency credit ratings, and by implementing credit practices that limit exposure according to the risk profiles of the counterparties. Furthermore, the Partnership may at times require collateral under certain circumstances to mitigate credit risk as necessary. We also implement the use of industry standard commercial agreements which allow for the netting of positive and negative exposures associated with transactions executed under a single commercial agreement. Additionally, we utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty or affiliated group of counterparties.
The Partnership’s counterparties consist of a diverse portfolio of customers across the energy industry, including petrochemical companies, commercial and industrials, oil and gas producers, municipalities, utilities and midstream companies. Our overall exposure may be affected positively or negatively by macroeconomic or regulatory changes that could impact our counterparties to one extent or another. Currently, management does not anticipate a material adverse effect in our financial position or results of operations as a consequence of counterparty non-performance.
We have maintenance margin deposits with certain counterparties in the OTC market, primarily independent system operators, and with clearing brokers. Payments on margin deposits are required when the value of a derivative exceeds our pre-established credit limit with the counterparty. Margin deposits are returned to us on or about the settlement date for non-exchange traded derivatives, and we exchange margin calls on a daily basis for exchange traded transactions. Since the margin calls are made daily with the exchange brokers, the fair value of the financial derivative instruments are deemed current and netted in deposits paid to vendors within other current assets in the consolidated balance sheets.
For financial instruments, failure of a counterparty to perform on a contract could result in our inability to realize amounts that have been recorded on our consolidated balance sheets and recognized in net income or other comprehensive income.

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$3	$8	$(18)	$(10)
	3	8	(18)	(10)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	227	110	(209)	(116)
Commodity derivatives	39	33	(38)	(34)
Current assets held for sale	—	1	—	—
Non-current assets held for sale	—	1	—	—
Current liabilities held for sale	—	—	—	(9)
Interest rate derivatives	47	55	(95)	(223)
	313	200	(342)	(382)
Total derivatives	$316	$208	$(360)	$(392)
In addition to the above derivatives, $7 million in option premiums were included in price risk management liabilities as of December 31, 2012.
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Derivatives in offsetting agreements:
OTC contracts	Price risk management assets (liabilities)	$41	$28	$(38)	$(27)
Broker cleared derivative contracts	Other current assets (liabilities)	265	150	(318)	(228)
		306	178	(356)	(255)
Offsetting agreements:
Collateral paid to OTC counterparties	Other current assets	—	—	—	2
Counterparty netting	Price risk management assets (liabilities)	(36)	(25)	36	25
Payments on margin deposit	Other current assets	(1)	—	55	59
		(37)	(25)	91	86
Net derivatives with offsetting agreements		269	153	(265)	(169)
Derivatives without offsetting agreements		47	55	(95)	(223)
Total derivatives		$316	$208	$(360)	$(392)
We disclose the non-exchange traded financial derivative instruments as price risk management assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Change in Value Recognized in OCI on Derivatives (Effective Portion)
	Years Ended December 31,
	2013	2012	2011
Derivatives in cash flow hedging relationships:
Commodity derivatives	$(1)	$8	$19
Total	$(1)	$8	$19

	Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
		Years Ended December 31,
		2013	2012	2011
Derivatives in cash flow hedging relationships:
Commodity derivatives	Cost of products sold	$4	$14	$38
Total		$4	$14	$38

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Years Ended December 31,
		2013	2012	2011
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$8	$54	$34
Total		$8	$54	$34

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2013	2012	2011
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$(11)	$(7)	$(30)
Commodity derivatives – Non-trading	Cost of products sold	(12)	(15)	9
Commodity contracts – Non-trading	Deferred gas purchases	(3)	(26)	—
Interest rate derivatives	Gains (losses) on interest rate derivatives	44	(4)	(77)
Total		$18	$(52)	$(98)

12.	RETIREMENT BENEFITS:
Savings and Profit Sharing Plans
We and our subsidiaries sponsor defined contribution savings and profit sharing plans, which collectively cover virtually all employees. Employer matching contributions are calculated using a formula based on employee contributions. We and our subsidiaries made matching contributions of $38 million, $21 million and $11 million to these 401(k) savings plans for the years ended December 31, 2013, 2012 and 2011, respectively.
Pension and Other Postretirement Benefit Plans
Southern Union
Southern Union has funded non-contributory defined benefit pension plans that cover substantially all employees of Southern Union’s distribution operations.  Normal retirement age is 65, but certain plan provisions allow for earlier retirement.  Pension benefits are calculated under formulas principally based on average earnings and length of service for salaried and non-union employees and average earnings and length of service or negotiated non-wage based formulas for union employees.
The 2012 postretirement benefits expense for Southern Union reflects the impact of curtailment accounting as postretirement benefits for all active participants who did not meet certain criteria were eliminated.  Southern Union previously had postretirement health care and life insurance plans that covered substantially of its distribution and transportation and storage operations employees as well as all corporate employees.  The health care plans generally provide for cost sharing between Southern Union and its retirees in the form of retiree contributions, deductibles, coinsurance, and a fixed cost cap on the amount Southern Union pays annually to provide future retiree health care coverage under certain of these plans.
Sunoco
Sunoco has both funded and unfunded noncontributory defined benefit pension plans. Sunoco also has plans which provide health care benefits for substantially all of its current retirees (“postretirement benefit plans”). The postretirement benefit plans are unfunded and the costs are shared by Sunoco and its retirees. Prior to the Sunoco Merger on October 5, 2012, pension benefits under Sunoco’s defined benefit plans were frozen for most of the participants in these plans at which time Sunoco instituted a discretionary profit-sharing contribution on behalf of these employees in its defined contribution plan. Postretirement medical benefits were also phased down or eliminated for all employees retiring after July 1, 2010. Sunoco has established a trust for its postretirement benefit liabilities by making a tax-deductible contribution of approximately $200 million and restructuring the retiree medical plan to eliminate Sunoco’s liability beyond this funded amount. The retiree medical plan change eliminated substantially all of Sunoco’s future exposure to variances between actual results and assumptions used to estimate retiree medical plan obligations.

Obligations and Funded Status
Pension and other postretirement benefit liabilities are accrued on an actuarial basis during the years an employee provides services. The following table contains information at the dates indicated about the obligations and funded status of pension and other postretirement plans on a combined basis:

	December 31, 2013			December 31, 2012
	Pension Benefits
	Funded Plans	Unfunded Plans	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Change in benefit obligation:
Benefit obligation at beginning of period	$1,117	$78	$296	$1,257	$359
Service cost	3	—	—	3	1
Interest cost	33	2	6	15	3
Amendments	—	—	2	—	17
Benefits paid, net	(99)	(16)	(26)	(71)	(8)
Curtailments	—	—	—	—	(80)
Actuarial (gain) loss and other	(74)	(3)	(14)	(9)	4
Settlements	(95)	—	—	—	—
Dispositions	(253)	—	(41)	—	—
Benefit obligation at end of period	632	61	223	1,195	296

Change in plan assets:
Fair value of plan assets at beginning of period	906	—	312	941	306
Return on plan assets and other	43	—	17	22	5
Employer contributions	—	—	8	14	9
Benefits paid, net	(99)	—	(26)	(71)	(8)
Settlements	(95)	—	—	—	—
Dispositions	(155)	—	(27)	—	—
Fair value of plan assets at end of period	600	—	284	906	312

Amount underfunded (overfunded) at end of period	$32	$61	$(61)	$289	$(16)

Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	$—	$—	$86	$—	$59
Current liabilities	—	(9)	(2)	(15)	(2)
Non-current liabilities	(32)	(52)	(23)	(274)	(41)
	$(32)	$(61)	$61	$(289)	$16

Amounts recognized in accumulated other comprehensive loss (pre-tax basis) consist of:
Net actuarial gain	$(86)	$(4)	$(25)	$(1)	$(1)
Prior service cost	—	—	18	—	16
	$(86)	$(4)	$(7)	$(1)	$15

The following table summarizes information at the dates indicated for plans with an accumulated benefit obligation in excess of plan assets:

	December 31, 2013			December 31, 2012
	Pension Benefits
	Funded Plans	Unfunded Plans	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Projected benefit obligation	$632	$61	N/A	$1,195	N/A
Accumulated benefit obligation	632	61	223	1,179	$225
Fair value of plan assets	600	—	284	906	185
Components of Net Periodic Benefit Cost

	December 31, 2013		December 31, 2012
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net periodic benefit cost:
Service cost	$3	$—	$3	$1
Interest cost	35	6	15	3
Expected return on plan assets	(54)	(9)	(21)	(5)
Prior service cost amortization	—	1	—	—
Actuarial loss amortization	2	—	—	—
Special termination benefits charge	—	—	2	—
Curtailment recognition(1)	—	—	—	(15)
Settlements	(2)	—	—	—
	(16)	(2)	(1)	(16)
Regulatory adjustment(2)	5	—	9	2
Net periodic benefit cost	$(11)	$(2)	$8	$(14)

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

(2)
Southern Union has historically recovered certain qualified pension benefit plan and other postretirement benefit plan costs through rates charged to utility customers in its distribution operations.  Certain utility commissions require that the recovery of these costs be based on the Employee Retirement Income Security Act of 1974, as amended, or other utility commission specific guidelines.  The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and amortized to expense over periods in which this difference will be recovered in rates, as promulgated by the applicable utility commission.

Assumptions
The weighted-average assumptions used in determining benefit obligations at the dates indicated are shown in the table below:

	December 31, 2013		December 31, 2012
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Discount rate	4.65%	2.33%	3.41%	2.39%
Rate of compensation increase	N/A	N/A	3.17%	N/A

The weighted-average assumptions used in determining net periodic benefit cost for the periods presented are shown in the table below:

	December 31, 2013		December 31, 2012
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Discount rate	3.50%	2.68%	2.37%	2.43%
Expected return on assets:
Tax exempt accounts	7.50%	6.95%	7.63%	7.00%
Taxable accounts	N/A	4.42%	N/A	4.50%
Rate of compensation increase	N/A	N/A	3.02%	N/A
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
The assumed health care cost trend rates used to measure the expected cost of benefits covered by Southern Union and Sunoco’s other postretirement benefit plans are shown in the table below:

	December 31,
	2013	2012
Health care cost trend rate assumed for next year	7.57%	7.78%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.42%	5.32%
Year that the rate reaches the ultimate trend rate	2018	2018
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

The fair value of the pension plan assets by asset category at the dates indicated is as follows:

		Fair Value Measurements at December 31, 2013 Using Fair Value Hierarchy
	Fair Value as of December 31, 2013	Level 1	Level 2	Level 3
Asset category:
Cash and cash equivalents	$12	$12	$—	$—
Mutual funds(1)	368	—	281	87
Fixed income securities	220	—	220	—
Total	$600	$12	$501	$87

(1)	Primarily comprised of approximately 66% equities, 10% fixed income securities, and 24% in other investments as of December 31, 2013.

		Fair Value Measurements at December 31, 2012 Using Fair Value Hierarchy
	Fair Value as of December 31, 2012	Level 1	Level 2	Level 3
Asset category:
Cash and cash equivalents	$25	$25	$—	$—
Mutual funds(1)	516	—	433	83
Fixed income securities	354	—	354	—
Multi-strategy hedge funds(2)	11	—	11	—
Total	$906	$25	$798	$83

(1)	Primarily comprised of approximately 36% equities, 54% fixed income securities, and 10% in other investments as of December 31, 2012.

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

The fair value of other postretirement plan assets by asset category at the dates indicated is as follows:

		Fair Value Measurements at December 31, 2013 Using Fair Value Hierarchy
	Fair Value as of December 31, 2013	Level 1	Level 2	Level 3
Asset category:
Cash and cash equivalents	$10	$10	$—	$—
Mutual funds(1)	130	112	18	—
Fixed income securities	144	—	144	—
Total	$284	$122	$162	$—

(1)	Primarily comprised of approximately 41% equities, 48% fixed income securities, 6% cash, and 5% in other investments as of December 31, 2013.

		Fair Value Measurements at December 31, 2012 Using Fair Value Hierarchy
	Fair Value as of December 31, 2012	Level 1	Level 2	Level 3
Asset category:
Cash and cash equivalents	$7	$7	$—	$—
Mutual funds(1)	147	126	21	—
Fixed income securities	158	—	158	—
Total	$312	$133	$179	$—

(1)	Primarily comprised of approximately 19% equities, 74% fixed income securities, 4% cash, and 3% in other investments as of December 31, 2012.
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
Contributions
We expect to contribute approximately $23 million to pension plans and approximately $18 million to other postretirement plans in 2014.  The cost of the plans are funded in accordance with federal regulations, not to exceed the amounts deductible for income tax purposes.
Benefit Payments
Southern Union and Sunoco’s estimate of expected benefit payments, which reflect expected future service, as appropriate, in each of the next five years and in the aggregate for the five years thereafter are shown in the table below:

	Pension Benefits
Years	Funded Plans	Unfunded Plans	Other Postretirement Benefits (Gross, Before Medicare Part D)
2014	$82	$9	$31
2015	77	9	29
2016	67	8	28
2017	61	7	26
2018	56	7	24
2019 – 2023	220	23	87
The Medicare Prescription Drug Act provides for a prescription drug benefit under Medicare (“Medicare Part D”) as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a prescription drug benefit that is at least actuarially equivalent to Medicare Part D.
Southern Union does not expect to receive any Medicare Part D subsidies in any future periods.

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
Sunoco Logistics has an agreement with PES relating to the Fort Mifflin Terminal Complex. Under this agreement, PES will deliver an average of 300,000 Bbls/d of crude oil and refined products per contract year at the Fort Mifflin facility. PES does not have exclusive use of the Fort Mifflin Terminal Complex; however, Sunoco Logistics is obligated to provide the necessary tanks, marine docks and pipelines for PES to meet its minimum requirements under the agreement. Sunoco Logistics entered into a ten-year agreement to provide terminalling services to PES in September 2012.
In September 2012, Sunoco assigned its lease for the use of Sunoco Logistics’ inter-refinery pipelines between the Philadelphia and Marcus Hook refineries to PES. Under the 20-year lease agreement which expires in February 2022, PES leases the inter-refinery pipelines for an annual fee which escalates at 1.67% each January 1 for the term of the agreement. The lease agreement also requires PES to reimburse Sunoco Logistics for any non-routine maintenance expenditures, as defined, incurred during the term of the agreement. There were no material reimbursements under this agreement during the periods presented.
In connection with the acquisition of the Marcus Hook Facility, Sunoco Logistics assumed an agreement to provide butane storage and terminal services to PES at the facility. The 10 year agreement extends through September 2022.
Sunoco Logistics has agreements with PES whereby PES purchases crude oil, at market-based rates, for delivery to Sunoco Logistics’ Fort Mifflin and Eagle Point terminal facilities. These agreements contain minimum volume commitments and extend through 2014.
The renegotiated terms of the agreements with PES provide PES with the option to purchase the Fort Mifflin and Belmont terminals if certain triggering events occur, including a sale of substantially all of the assets or operations of the Philadelphia refinery, an initial public offering or a public debt filing of more than $200 million. The purchase price for each facility would be established based on a fair value amount determined by designated third parties.
The following table summarizes the affiliated revenues on our consolidated statements of operations:

	Years Ended December 31,
	2013	2012	2011
Affiliated revenues	$1,550	$173	$690
The following table summarizes the related company balances on our consolidated balance sheets:

	December 31,
	2013	2012
Accounts receivable from related companies:
ETE	$18	$16
Regency	53	10
PES	7	60
FGT	29	2
Eastern Gulf	24	—
Other	34	6
Total accounts receivable from related companies:	$165	$94

Accounts payable to related companies:
ETE	$8	$7
Regency	24	2
PES	—	13
FGT	8	—
Other	5	2
Total accounts payable to related companies:	$45	$24

14.	REPORTABLE SEGMENTS:
As a result of the Sunoco Merger and Holdco Transaction, our reportable segments were re-evaluated and changed in 2012. Our financial statements currently reflect the following reportable segments, which conduct their business exclusively in the United States, as follows:
•intrastate transportation and storage;

•interstate transportation and storage;
•midstream;
•NGL transportation and services;
•investment in Sunoco Logistics;
•retail marketing; and
•all other.
During the fourth quarter 2013, management realigned the composition of our reportable segments, and as a result, our natural gas marketing operations are now aggregated into the “all other” segment. These operations were previously reported in the midstream segment. Based on this change in our segment presentation, we have recast the presentation of our segment results for the prior years to be consistent with the current year presentation.
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

The following tables present the financial information by segment:

	Years Ended December 31,
	2013	2012	2011
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$2,250	$2,012	$2,398
Intersegment revenues	202	179	276
	2,452	2,191	2,674
Interstate transportation and storage:
Revenues from external customers	1,270	1,109	447
Intersegment revenues	39	—	—
	1,309	1,109	447
Midstream:
Revenues from external customers	1,307	1,757	1,082
Intersegment revenues	942	196	401
	2,249	1,953	1,483
NGL transportation and services:
Revenues from external customers	2,063	619	363
Intersegment revenues	64	31	34
	2,127	650	397
Investment in Sunoco Logistics:
Revenues from external customers	16,480	3,109	—
Intersegment revenues	159	80	—
	16,639	3,189	—
Retail marketing:
Revenues from external customers	21,004	5,926	—
Intersegment revenues	8	—	—
	21,012	5,926	—
All other:
Revenues from external customers	1,965	1,170	2,509
Intersegment revenues	402	385	379
	2,367	1,555	2,888
Eliminations	(1,816)	(871)	(1,090)
Total revenues	$46,339	$15,702	$6,799

	Years Ended December 31,
	2013	2012	2011
Cost of products sold:
Intrastate transportation and storage	$1,737	$1,394	$1,774
Midstream	1,579	1,273	988
NGL transportation and services	1,655	361	218
Investment in Sunoco Logistics	15,574	2,885	—
Retail marketing	20,150	5,757	—
All other	2,309	1,496	2,274
Eliminations	(1,800)	(900)	(1,079)
Total cost of products sold	$41,204	$12,266	$4,175

	Years Ended December 31,
	2013	2012	2011
Depreciation and amortization:
Intrastate transportation and storage	$122	$122	$120
Interstate transportation and storage	244	209	81
Midstream	172	168	85
NGL transportation and services	91	53	32
Investment in Sunoco Logistics	265	63	—
Retail marketing	114	28	—
All other	24	13	87
Total depreciation and amortization	$1,032	$656	$405

	Years Ended December 31,
	2013	2012	2011
Equity in earnings (losses) of unconsolidated affiliates:
Intrastate transportation and storage	$—	$4	$2
Interstate transportation and storage	142	120	24
Midstream	—	(9)	—
NGL transportation and services	(2)	2	—
Investment in Sunoco Logistics	18	5	—
Retail marketing	2	1	—
All other	12	19	—
Total equity in earnings of unconsolidated affiliates	$172	$142	$26

	Years Ended December 31,
	2013	2012	2011
Segment Adjusted EBITDA:
Intrastate transportation and storage	$464	$601	$667
Interstate transportation and storage	1,269	1,013	373
Midstream	479	467	421
NGL transportation and services	351	209	127
Investment in Sunoco Logistics	871	219	—
Retail marketing	325	109	—
All other	194	126	193
Total Segment Adjusted EBITDA	3,953	2,744	1,781
Depreciation and amortization	(1,032)	(656)	(405)
Interest expense, net of interest capitalized	(849)	(665)	(474)
Gain on deconsolidation of Propane Business	—	1,057	—
Gain on sale of AmeriGas common units	87	—	—
Goodwill impairment	(689)	—	—
Gains (losses) on interest rate derivatives	44	(4)	(77)
Non-cash unit-based compensation expense	(47)	(42)	(38)
Unrealized gains (losses) on commodity risk management activities	51	(9)	(11)
LIFO valuation adjustments	3	(75)	—
Loss on extinguishment of debt	—	(115)	—
Non-operating environmental remediation	(168)	—	—
Adjusted EBITDA related to discontinued operations	(76)	(99)	(23)
Adjusted EBITDA related to unconsolidated affiliates	(629)	(480)	(56)
Equity in earnings of unconsolidated affiliates	172	142	26
Other, net	12	22	(4)
Income from continuing operations before income tax expense	$832	$1,820	$719

	December 31,
	2013	2012	2011
Total assets:
Intrastate transportation and storage	$4,606	$4,691	$4,785
Interstate transportation and storage	10,988	11,794	3,661
Midstream	3,133	4,946	2,513
NGL transportation and services	4,326	3,765	2,360
Investment in Sunoco Logistics	11,650	10,291	—
Retail marketing	3,936	3,926	—
All other	5,063	3,817	2,200
Total	$43,702	$43,230	$15,519

	Years Ended December 31,
	2013	2012	2011
Additions to property, plant and equipment excluding acquisitions, net of contributions in aid of construction costs (accrual basis):
Intrastate transportation and storage	$47	$37	$53
Interstate transportation and storage	152	133	207
Midstream	565	1,317	837
NGL transportation and services	443	1,302	325
Investment in Sunoco Logistics	1,018	139	—
Retail marketing	176	58	—
All other	54	63	62
Total	$2,455	$3,049	$1,484

	December 31,
	2013	2012	2011
Advances to and investments in unconsolidated affiliates:
Intrastate transportation and storage	$1	$2	$1
Interstate transportation and storage	2,040	2,142	173
Midstream	—	1	—
NGL transportation and services	29	29	27
Investment in Sunoco Logistics	125	118	—
Retail marketing	22	21	—
All other	2,219	1,189	—
Total	$4,436	$3,502	$201

15.	QUARTERLY FINANCIAL DATA (UNAUDITED):
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

	Quarter Ended
	March 31	June 30	September 30	December 31	Total Year
2013:
Revenues	$10,854	$11,551	$11,902	$12,032	$46,339
Gross profit	1,260	1,322	1,248	1,305	5,135
Operating income (loss)	534	632	526	(151)	1,541
Net income (loss)	424	413	404	(473)	768
Limited Partners’ interest in net income (loss)	194	165	209	(666)	(98)
Basic net income (loss) per limited partner unit	$0.63	$0.53	$0.55	$(1.90)	$(0.18)
Diluted net income (loss) per limited partner unit	$0.63	$0.53	$0.55	$(1.90)	$(0.18)

The three months ended December 31, 2013 was impacted by ETP’s recognition of a goodwill impairment of $689 million. For the three months ended December 31, 2013, distributions paid for the period exceeded net income attributable to partners by $1.12 billion. Accordingly, the distributions paid to the General Partner, including incentive distributions, further exceeded net income, and as a result, a net loss was allocated to the Limited Partners for the period.

	Quarter Ended
	March 31	June 30	September 30	December 31	Total Year
2012:
Revenues	$1,323	$1,596	$1,802	$10,981	$15,702
Gross profit	542	797	776	1,321	3,436
Operating income	209	357	365	463	1,394
Net income	1,088	135	64	361	1,648
Limited Partners’ interest in net income (loss)	998	2	(80)	188	1,108
Basic net income (loss) per limited partner unit	$4.36	$0.00	$(0.33)	$0.62	$4.43
Diluted net income (loss) per limited partner unit	$4.35	$0.00	$(0.33)	$0.62	$4.42
For the three months ended September 30, 2012, distributions paid for the period exceeded net income attributable to partners by $356 million. Accordingly, the distributions paid to the General Partner, including incentive distributions, further exceeded net income, and as a result, a net loss was allocated to the Limited Partners for the period. In addition, for the three months ended June 30, 2012 distributions paid for the period exceeded net income attributable to partners by $223 million. The allocation of the distributions in excess of net income is based on the proportionate ownership interests of the Limited Partners and General Partner. Based on this allocation approach, net income per Limited Partner unit (basic and diluted) for the three months ended June 30, 2012 was approximately zero, after taking into account distributions to be paid with respect to incentive distribution rights and employee unit awards.