Form 10-Q
period 2014-03-31
Energy Transfer Partners, L.P.
filed 2014-05-08
CIK 1012569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At May 2, 2014, the registrant had 318,500,491 Common Units outstanding.

FORM 10-Q
ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES

i

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Energy Transfer Partners, L.P. (the “Partnership,” or “ETP”) in periodic press releases and some oral statements of the Partnership’s officials during presentations about the Partnership, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “expect,” “continue,” “estimate,” “goal,” “forecast,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Partnership and its general partner believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations, or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Partnership’s actual results may vary materially from those anticipated, projected or expected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I – Item 1A. Risk Factors” in the Partnership’s Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission on February 27, 2014.
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

Citrus	Citrus Corp.

CrossCountry	CrossCountry Energy, LLC

DOT	U.S. Department of Transportation

ET Crude Oil	Energy Transfer Crude Oil Company, LLC, a joint venture owned 60% by ETE and 40% by ETP

ETC Compression	ETC Compression, LLC

ETC FEP	ETC Fayetteville Express Pipeline, LLC

ETC OLP	La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company

ETC Tiger	ETC Tiger Pipeline, LLC

ETE	Energy Transfer Equity, L.P., a publicly traded partnership and the owner of ETP LLC

ETE Holdings	ETE Common Holdings, LLC, a wholly-owned subsidiary of ETE

ET Interstate	Energy Transfer Interstate Holdings, LLC

ETP Credit Facility	ETP’s $2.5 billion revolving credit facility

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETP

ETP LLC	Energy Transfer Partners, L.L.C., the general partner of ETP GP

EPA	U.S. Environmental Protection Agency

Exchange Act	Securities Exchange Act of 1934

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC

GAAP	accounting principles generally accepted in the United States of America

Holdco	ETP Holdco Corporation

IDRs	incentive distribution rights

LIBOR	London Interbank Offered Rate

LNG	liquefied natural gas

Lone Star	Lone Star NGL LLC

MACS	Mid-Atlantic Convenience Stores, LLC

MGE	Missouri Gas Energy

MMBtu	million British thermal units

MMcf	million cubic feet

MTBE	methyl tertiary butyl ether

NEG	New England Gas Company

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OSHA	federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP

PCBs	polychlorinated biphenyls

PEPL Holdings	PEPL Holdings, LLC

PES	Philadelphia Energy Solutions

PHMSA	Pipeline Hazardous Materials Safety Administration

Regency	Regency Energy Partners LP, a subsidiary of ETE

Sea Robin	Sea Robin Pipeline Company, LLC, a subsidiary of Panhandle

SEC	Securities and Exchange Commission

Southern Union	Southern Union Company

SUGS	Southern Union Gas Services

Sunoco	Sunoco, Inc.

Sunoco Logistics	Sunoco Logistics Partners L.P.

Sunoco Partners	Sunoco Partners LLC, the general partner of Sunoco Logistics

Transwestern	Transwestern Pipeline Company, LLC

Trunkline	Trunkline Gas Company, LLC, a subsidiary of Panhandle

Trunkline LNG	Trunkline LNG Company, LLC, a subsidiary of ETE

Adjusted EBITDA is a term used throughout this document, which we define as earnings before interest, taxes, depreciation, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities and other non-operating income or expense items. Unrealized gains and losses on commodity risk management activities include unrealized gains and losses on commodity derivatives and inventory fair value adjustments (excluding lower of cost or market adjustments). Adjusted EBITDA reflects amounts for less than wholly-owned subsidiaries based on 100% of the subsidiaries’ results of operations and for unconsolidated affiliates based on the Partnership’s proportionate ownership.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$979	$549
Accounts receivable, net	3,959	3,359
Accounts receivable from related companies	184	165
Inventories	1,420	1,765
Exchanges receivable	94	56
Price risk management assets	9	35
Current assets held for sale	167	—
Other current assets	257	310
Total current assets	7,069	6,239

PROPERTY, PLANT AND EQUIPMENT	28,239	28,430
ACCUMULATED DEPRECIATION	(2,661)	(2,483)
	25,578	25,947

ADVANCES TO AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES	4,160	4,436
NON-CURRENT PRICE RISK MANAGEMENT ASSETS	1	17
GOODWILL	4,507	4,729
INTANGIBLE ASSETS, net	1,502	1,568
OTHER NON-CURRENT ASSETS, net	772	766
Total assets	$43,589	$43,702

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2014	December 31, 2013
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,928	$3,627
Accounts payable to related companies	96	45
Exchanges payable	282	285
Price risk management liabilities	59	45
Accrued and other current liabilities	1,629	1,428
Current maturities of long-term debt	1,388	637
Current liabilities held for sale	109	—
Total current liabilities	7,491	6,067

LONG-TERM DEBT, less current maturities	16,191	16,451
NON-CURRENT PRICE RISK MANAGEMENT LIABILITIES	39	54
DEFERRED INCOME TAXES	3,599	3,762
OTHER NON-CURRENT LIABILITIES	1,053	1,080

COMMITMENTS AND CONTINGENCIES (Note 11)

EQUITY:
General Partner	162	171
Limited Partners:
Common Unitholders	8,723	9,797
Class H Unitholder	1,503	1,511
Accumulated other comprehensive income	50	61
Total partners’ capital	10,438	11,540
Noncontrolling interest	4,778	4,748
Total equity	15,216	16,288
Total liabilities and equity	$43,589	$43,702

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2014	2013
REVENUES:
Natural gas sales	$1,103	$874
NGL sales	951	589
Crude sales	4,093	3,201
Gathering, transportation and other fees	655	637
Refined product sales	4,478	4,662
Other	952	891
Total revenues	12,232	10,854
COSTS AND EXPENSES:
Cost of products sold	10,866	9,594
Operating expenses	319	327
Depreciation and amortization	266	260
Selling, general and administrative	93	139
Total costs and expenses	11,544	10,320
OPERATING INCOME	688	534
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(219)	(211)
Equity in earnings of unconsolidated affiliates	79	72
Gain on sale of AmeriGas common units	70	—
Gains (losses) on interest rate derivatives	(2)	7
Other, net	(3)	3
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	613	405
Income tax expense from continuing operations	146	3
INCOME FROM CONTINUING OPERATIONS	467	402
Income from discontinued operations	24	22
NET INCOME	491	424
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	76	102
NET INCOME ATTRIBUTABLE TO PARTNERS	415	322
GENERAL PARTNER’S INTEREST IN NET INCOME	113	128
CLASS H UNITHOLDER’S INTEREST IN NET INCOME	49	—
COMMON UNITHOLDERS’ INTEREST IN NET INCOME	$253	$194
INCOME FROM CONTINUING OPERATIONS PER COMMON UNIT:
Basic	$0.69	$0.60
Diluted	$0.69	$0.60
NET INCOME PER COMMON UNIT:
Basic	$0.76	$0.63
Diluted	$0.76	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$491	$424
Other comprehensive income (loss), net of tax:
Reclassification to earnings of gains and losses on derivative instruments accounted for as cash flow hedges	4	(1)
Change in value of derivative instruments accounted for as cash flow hedges	(4)	2
Change in value of available-for-sale securities	—	1
Actuarial loss relating to pension and other postretirement benefits	(1)	(1)
Foreign currency translation adjustment	(3)	(1)
Change in other comprehensive income from equity investments	(7)	7
	(11)	7
Comprehensive income	480	431
Less: Comprehensive income attributable to noncontrolling interest	76	101
Comprehensive income attributable to partners	$404	$330

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(Dollars in millions)
(unaudited)

		Limited Partners
	General Partner	Common Units	Class H Units	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance, December 31, 2013	$171	$9,797	$1,511	$61	$4,748	$16,288
Distributions to partners	(122)	(306)	(53)	—	—	(481)
Distributions to noncontrolling interest	—	—	—	—	(73)	(73)
Units issued for cash	—	142	—	—	—	142
Capital contributions from noncontrolling interest	—	—	—	—	27	27
Trunkline LNG Transaction (see Note 2)	—	(1,167)	—	—	—	(1,167)
Other comprehensive loss, net of tax	—	—	—	(11)	—	(11)
Other, net	—	4	(4)	—	—	—
Net income	113	253	49	—	76	491
Balance, March 31, 2014	$162	$8,723	$1,503	$50	$4,778	$15,216

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$491	$424
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	266	260
Deferred income taxes	(107)	8
Amortization included in interest expense	(16)	(23)
LIFO valuation adjustments	(14)	(38)
Non-cash compensation expense	14	14
Gain on sale of AmeriGas common units	(70)	—
Distributions on unvested awards	(5)	(3)
Equity in earnings of unconsolidated affiliates	(79)	(72)
Distributions from unconsolidated affiliates	49	80
Other non-cash	(6)	6
Net change in operating assets and liabilities, net of effects of acquisitions and deconsolidations (see Note 3)	159	(303)
Net cash provided by operating activities	682	353
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from the sale of AmeriGas common units	381	—
Capital expenditures (excluding allowance for equity funds used during construction)	(727)	(595)
Contributions in aid of construction costs	7	8
Contributions to unconsolidated affiliates	(43)	(1)
Distributions from unconsolidated affiliates in excess of cumulative earnings	32	15
Proceeds from the sale of assets	6	10
Other	(21)	4
Net cash used in investing activities	(365)	(559)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	939	2,563
Repayments of long-term debt	(454)	(1,835)
Net proceeds from issuance of Common Units	142	192
Capital contributions received from noncontrolling interest	40	42
Distributions to partners	(481)	(391)
Distributions to noncontrolling interest	(73)	(132)
Debt issuance costs	—	(16)
Net cash provided by financing activities	113	423
INCREASE IN CASH AND CASH EQUIVALENTS	430	217
CASH AND CASH EQUIVALENTS, beginning of period	549	311
CASH AND CASH EQUIVALENTS, end of period	$979	$528

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar and unit amounts, except per unit data, are in millions)
(unaudited)

1.	OPERATIONS AND ORGANIZATION:
Energy Transfer Partners, L.P., a publicly traded Delaware limited partnership, and its subsidiaries (collectively, the “Partnership,” “we” or “ETP”) are managed by ETP’s general partner, ETP GP, which is in turn managed by its general partner, ETP LLC. ETE, a publicly traded master limited partnership, owns ETP LLC, the general partner of our General Partner. The consolidated financial statements of the Partnership presented herein include our operating subsidiaries described below.
Business Operations
Our activities are primarily conducted through our operating subsidiaries (collectively, the “Operating Companies”) as follows:

•
ETC OLP, a Texas limited partnership primarily engaged in midstream and intrastate transportation and storage natural gas operations. ETC OLP owns and operates, through its wholly and majority-owned subsidiaries, natural gas gathering systems, intrastate natural gas pipeline systems and gas processing plants and is engaged in the business of purchasing, gathering, transporting, processing, and marketing natural gas and NGLs in the states of Texas, Louisiana, New Mexico and West Virginia. ETC OLP’s intrastate transportation and storage operations primarily focus on transporting natural gas in Texas through our Oasis pipeline, ET Fuel System, East Texas pipeline and HPL System. ETC OLP’s midstream operations focus on the gathering, compression, treating, conditioning and processing of natural gas, primarily on or through our Southeast Texas System, Eagle Ford System, North Texas System and Northern Louisiana assets. ETC OLP also owns a 70% interest in Lone Star and also owns MACS, a convenience store operator.

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

•
Panhandle owns and operates assets in the regulated and unregulated natural gas industry and is primarily engaged in the transportation and storage of natural gas in the United States. As discussed in Note 2, in January 2014, Panhandle consummated a merger with Southern Union, the indirect parent of Panhandle, and PEPL Holdings, the sole limited partner of Panhandle, pursuant to which each of Southern Union and PEPL Holdings were merged with and into Panhandle, with Panhandle surviving the merger.

•
Sunoco owns and operates retail marketing assets, which sell gasoline and middle distillates at retail locations and operates convenience stores primarily on the east coast and in the midwest region of the United States.

•
Sunoco Logistics, a publicly traded Delaware limited partnership that owns and operates a logistics business, consisting of refined products and crude oil pipelines, terminalling and storage assets, and refined products and crude oil acquisition and marketing assets.

Our financial statements reflect the following reportable business segments:
•intrastate transportation and storage;
•interstate transportation and storage;
•midstream;

•NGL transportation and services;
•investment in Sunoco Logistics;
•retail marketing; and
•all other.
Preparation of Interim Financial Statements
The accompanying consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements and notes thereto of the Partnership as of March 31, 2014 and for the three month periods ended March 31, 2014 and 2013 have been prepared in accordance with GAAP for interim consolidated financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. However, management believes that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonal nature of the Partnership’s operations, maintenance activities and the impact of forward natural gas prices and differentials on certain derivative financial instruments that are accounted for using mark-to-market accounting.
In the opinion of management, all adjustments (all of which are normal and recurring) have been made that are necessary to fairly state the consolidated financial position of the Partnership as of March 31, 2014, and the Partnership’s results of operations and cash flows for the three months ended March 31, 2014 and 2013. The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 27, 2014.
Certain prior period amounts have been reclassified to conform to the 2014 presentation. These reclassifications had no impact on net income or total equity.
We record the collection of taxes to be remitted to government authorities on a net basis except for our retail marketing segment in which consumer excise taxes on sales of refined products and merchandise are included in both revenues and cost of products sold in the consolidated statements of operations, with no net impact on net income. Excise taxes collected by our retail marketing segment were $530 million and $514 million for the three months ended March 31, 2014 and 2013, respectively.
New Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which changed the requirements for reporting discontinued operations.  Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results.  ASU 2014-08 is effective for all disposals or classifications as held for sale of components of an entity that occur within fiscal years beginning after December 15, 2014, and early adoption is permitted. We expect to adopt this standard for the year ending December 31, 2015. ASU 2014-08 could have an impact on whether transactions will be reported in discontinued operations in the future, as well as the disclosures required when a component of an entity is disposed.

2.	ACQUISITIONS, DIVESTITURES AND RELATED TRANSACTIONS:
Susser Holdings Merger
On April 27, 2014, ETP entered into a definitive merger agreement whereby ETP plans to acquire Susser Holdings Corporation (“Susser Holdings”) in a unit and cash transaction for total consideration valued at approximately $1.8 billion (the “Susser Merger”). By acquiring Susser Holdings, ETP will own the general partner interest and the incentive distribution rights in Susser Petroleum Partners LP (“Susser Petroleum”), approximately 11 million Susser Petroleum common units (representing approximately 50.2% of Susser Petroleum’s outstanding units), and Susser Holdings’ existing retail operations, consisting of 630 convenience store locations. The Susser Merger is expected to close in the third quarter of 2014, subject to approval of the shareholders of Susser Holdings and customary regulatory approvals.
Panhandle Merger
On January 10, 2014, Panhandle consummated a merger with Southern Union, the indirect parent of Panhandle, and PEPL Holdings, the sole limited partner of Panhandle, pursuant to which each of Southern Union and PEPL Holdings, a wholly-

owned subsidiary of Southern Union, were merged with and into Panhandle (the “Panhandle Merger”), with Panhandle surviving the Panhandle Merger. In connection with the Panhandle Merger, Panhandle assumed Southern Union’s obligations under its 7.6% Senior Notes due 2024, 8.25% Senior Notes due 2029 and the Junior Subordinated Notes due 2066. At the time of the Panhandle Merger, Southern Union did not have material operations of its own, other than its ownership of Panhandle and noncontrolling interests in PEI Power II, LLC, Regency (31.4 million common units and 6.3 million Class F Units), and ETP (2.2 million Common Units). In connection with the Panhandle Merger, Panhandle also assumed PEPL Holdings’ guarantee of $600 million of Regency senior notes.
Trunkline LNG Transaction
On February 19, 2014, ETP completed the transfer to ETE of Trunkline LNG, the entity that owns a LNG regasification facility in Lake Charles, Louisiana, in exchange for the redemption by ETP of 18.7 million ETP Common Units held by ETE (the “Trunkline LNG Transaction”). This transaction was effective as of January 1, 2014, at which time ETP deconsolidated Trunkline LNG, including goodwill of $184 million and intangible assets of $50 million related to Trunkline LNG. The results of Trunkline LNG’s operations have not been presented as discontinued operations and Trunkline LNG’s assets and liabilities have not been presented as held for sale in the Partnership’s consolidated financial statements due to the continuing involvement among the entities.
In connection with ETE’s acquisition of Trunkline LNG, ETP agreed to continue to provide management services for ETE through 2015 in relation to both Trunkline LNG’s regasification facility and the development of a liquefaction project at Trunkline LNG’s facility, for which ETE has agreed to pay incremental management fees to ETP of $75 million per year for the years ending December 31, 2014 and 2015. ETE also agreed to provide additional subsidies to ETP through the relinquishment of future incentive distributions, as discussed further in Note 8.
SUGS Contribution
On April 30, 2013, Southern Union completed its contribution to Regency of all of the issued and outstanding membership interest in Southern Union Gathering Company, LLC, and its subsidiaries, including SUGS (the “SUGS Contribution”). The general partner and IDRs of Regency are owned by ETE. The consideration paid by Regency in connection with this transaction consisted of (i) the issuance of approximately 31.4 million Regency common units to Southern Union, (ii) the issuance of approximately 6.3 million Regency Class F units to Southern Union, (iii) the distribution of $463 million in cash to Southern Union, net of closing adjustments, and (iv) the payment of $30 million in cash to a subsidiary of ETP. This transaction was between commonly controlled entities; therefore, the amounts recorded in the consolidated balance sheet for the investment in Regency and the related deferred tax liabilities were based on the historical book value of SUGS. In addition, PEPL Holdings provided a guarantee of collection with respect to the payment of the principal amounts of Regency’s debt related to the SUGS Contribution. The Regency Class F units have the same rights, terms and conditions as the Regency common units, except that Southern Union will not receive distributions on the Regency Class F units for the first eight consecutive quarters following the closing, and the Regency Class F units will thereafter automatically convert into Regency common units on a one-for-one basis. The Partnership has not presented SUGS as discontinued operations due to the Partnership’s continuing involvement with SUGS through affiliate relationships, as well as the direct investment in Regency common and Class F units received, which has been accounted for using the equity method.
Discontinued Operations
Discontinued operations for the three months ended March 31, 2014 included the results of operations for a marketing business that had been recently acquired and was sold effective April 1, 2014. The disposed subsidiary’s results of operations were not material during any periods in 2013; therefore, the disposed subsidiary’s results were not reclassified to discontinued operations in the prior period.
Discontinued operations for the three months ended March 31, 2013 included the results of Southern Union’s distribution operations.

3.	CASH AND CASH EQUIVALENTS:
Cash and cash equivalents include all cash on hand, demand deposits, and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of changes in value.

The net change in operating assets and liabilities (net of acquisitions) included in cash flows from operating activities is comprised as follows:

	Three Months Ended March 31,
	2014	2013
Accounts receivable	$(751)	$(659)
Accounts receivable from related companies	(23)	(48)
Inventories	338	(48)
Exchanges receivable	(44)	11
Other current assets	39	36
Other non-current assets, net	(15)	(6)
Accounts payable	441	435
Accounts payable to related companies	57	3
Exchanges payable	(1)	14
Accrued and other current liabilities	104	(35)
Other non-current liabilities	(25)	17
Price risk management assets and liabilities, net	39	(23)
Net change in operating assets and liabilities, net of effects of acquisitions and deconsolidations	$159	$(303)
Non-cash investing and financing activities are as follows:

	Three Months Ended March 31,
	2014	2013
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$168	$372
NON-CASH FINANCING ACTIVITIES:
Contributions receivable related to noncontrolling interest	$—	$8

4.	INVENTORIES:
Inventories consisted of the following:

	March 31, 2014	December 31, 2013
Natural gas and NGLs	$223	$519
Crude oil	572	488
Refined products	466	597
Appliances, parts and fittings and other	159	161
Total inventories	$1,420	$1,765
We utilize commodity derivatives to manage price volatility associated with certain of our natural gas inventory and designate certain of these derivatives as fair value hedges for accounting purposes. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and in cost of products sold in our consolidated statements of operations.

5.	FAIR VALUE MEASUREMENTS:
We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. During the three months ended March 31, 2014, no transfers were made between any levels within the fair value hierarchy.
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value of our consolidated debt obligations at March 31, 2014 and December 31, 2013 was $18.65 billion and $17.69 billion, respectively. As of March 31, 2014 and December 31, 2013, the aggregate carrying amount of our consolidated debt obligations was $17.58 billion and $17.09 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 based on inputs used to derive their fair values:

		Fair Value Measurements at March 31, 2014
	Fair Value Total	Level 1	Level 2
Assets:
Interest rate derivatives	$4	$—	$4
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	5	5	—
Swing Swaps IFERC	1	1	—
Fixed Swaps/Futures	118	118	—
Power:
Forwards	5	—	5
Futures	1	1	—
Natural Gas Liquids – Forwards/Swaps	3	3	—
Refined Products – Futures	1	1	—
Crude – Futures	1	1	—
Total commodity derivatives	135	130	5
Total assets	$139	$130	$9
Liabilities:
Interest rate derivatives	$(96)	$—	$(96)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(3)	(3)	—
Swing Swaps IFERC	(4)	(4)	—
Fixed Swaps/Futures	(135)	(135)	—
Power:
Forwards	(2)	—	(2)
Futures	(3)	(3)	—
Natural Gas Liquids – Forwards/Swaps	(5)	(5)	—
Refined Products – Futures	(1)	(1)	—
Total commodity derivatives	(153)	(151)	(2)
Total liabilities	$(249)	$(151)	$(98)

		Fair Value Measurements at December 31, 2013
	Fair Value Total	Level 1	Level 2
Assets:
Interest rate derivatives	$47	$—	$47
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	5	5	—
Swing Swaps IFERC	8	1	7
Fixed Swaps/Futures	201	201	—
Power – Forwards	3	—	3
Natural Gas Liquids – Forwards/Swaps	5	5	—
Refined Products – Futures	5	5	—
Total commodity derivatives	227	217	10
Total assets	$274	$217	$57
Liabilities:
Interest rate derivatives	$(95)	$—	$(95)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(4)	(4)	—
Swing Swaps IFERC	(6)	—	(6)
Fixed Swaps/Futures	(201)	(201)	—
Forward Physical Swaps	(1)	—	(1)
Power – Forwards	(1)	—	(1)
Natural Gas Liquids – Forwards/Swaps	(5)	(5)	—
Refined Products – Futures	(5)	(5)	—
Total commodity derivatives	(223)	(215)	(8)
Total liabilities	$(318)	$(215)	$(103)

6.	NET INCOME PER LIMITED PARTNER UNIT:
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

A reconciliation of income from continuing operations and weighted average units used in computing basic and diluted income from continuing operations per unit is as follows:

	Three Months Ended March 31,
	2014	2013
Income from continuing operations	$467	$402
Less: Income from continuing operations attributable to noncontrolling interest	76	89
Income from continuing operations, net of noncontrolling interest	391	313
General Partner’s interest in income from continuing operations	113	128
Class H Unitholder’s interest in income from continuing operations	49	—
Common Unitholders’ interest in income from continuing operations	229	185
Additional earnings allocated to General Partner	(1)	—
Distributions on employee unit awards, net of allocation to General Partner	(3)	(3)
Income from continuing operations available to Common Unitholders	$225	$182
Weighted average Common Units – basic	324.5	300.8
Basic income from continuing operations per Common Unit	$0.69	$0.60
Dilutive effect of unvested Unit Awards	1.0	1.0
Weighted average Common Units, assuming dilutive effect of unvested Unit Awards	325.5	301.8
Diluted income from continuing operations per Common Unit	$0.69	$0.60
Basic income from discontinued operations per Common Unit	$0.07	$0.03
Diluted income from discontinued operations per Common Unit	$0.07	$0.03

7.	DEBT OBLIGATIONS:
Senior Notes
In April 2014, Sunoco Logistics issued $300 million aggregate principal amount of 4.25% Senior Notes due April 2024 and $700 million aggregate principal amount of 5.30% Senior Notes due April 2044. The net proceeds from the offering were used to pay outstanding borrowings under the Sunoco Logistics Credit Facility and for general partnership purposes.
Credit Facilities
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $2.50 billion and expires in October 2017. The indebtedness under the ETP Credit Facility is unsecured and not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. As of March 31, 2014, the ETP Credit Facility had no outstanding borrowings.
Sunoco Logistics Credit Facilities
Sunoco Logistics maintains a $1.50 billion unsecured credit facility (the “Sunoco Logistics Credit Facility”), which matures in November 2018. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be extended to $2.25 billion under certain conditions. As of March 31, 2014, the Sunoco Logistics Credit Facility had $950 million outstanding.
Compliance with Our Covenants
We were in compliance with all requirements, tests, limitations, and covenants related to our credit agreements as of March 31, 2014.

8.	EQUITY:
Common Units
The change in Common Units was as follows:

Number of Units
Number of Common Units, beginning of period	333.8
Common Units issued in connection with Equity Distribution Agreements	2.0
Common Units issued in connection with the Distribution Reinvestment Plan	0.7
Common Units redeemed in connection with the Trunkline LNG Transaction	(18.7)
Number of Common Units, end of period	317.8
In May 2013, we entered into an Equity Distribution Agreement pursuant to which we may sell from time to time Common Units having aggregate offering prices of up to $800 million. During the three months ended March 31, 2014, we received proceeds of $106 million, net of commissions of $1 million, from the issuance of units pursuant to the Equity Distribution Agreement, which were used for general partnership purposes. We also received $38 million, net of commissions, in April 2014 from the settlement of transactions initiated in March 2014 under this agreement. No amount remains available to be issued under this agreement.
During the three months ended March 31, 2014, distributions of $36 million were reinvested under the Distribution Reinvestment Plan resulting in the issuance of 0.7 million Common Units. As of March 31, 2014, a total of 1.4 million Common Units remain available to be issued under the existing registration statement.
As discussed in Note 2, ETP redeemed and cancelled 18.7 million of its Common Units in connection with the Trunkline LNG Transaction.
Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by ETP subsequent to December 31, 2013:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2013	February 7, 2014	February 14, 2014	$0.92000
March 31, 2014	May 5, 2014	May 15, 2014	0.93500
In connection with previous transactions between ETP and ETE, ETE has agreed to relinquish its right to certain incentive distributions in future periods, and ETP has agreed to make incremental distributions on the Class H Units in future periods. For the distributions to be paid for the three months ended March 31, 2014, the net impact of these adjustments will result in a reduction of $26 million in the distributions from ETP to ETE. Following is a summary of the net reduction in total distributions that would potentially be made to ETE in future periods:

Total Year
2014 (remainder)	$80
2015	51
2016	72
2017	50
2018	45
2019	35

Sunoco Logistics Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by Sunoco Logistics subsequent to December 31, 2013:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2013	February 10, 2014	February 14, 2014	$0.66250
March 31, 2014	May 9, 2014	May 15, 2014	0.69500
On May 5, 2014, Sunoco Logistics’ board of directors declared a two-for-one split of Sunoco Logistics common units. The unit split will result in the issuance of one additional Sunoco Logistics common unit for every one unit owned as of the close of business on June 5, 2014. The unit split will be effective June 12, 2014. All Sunoco Logistics unit and per unit information included in this report is presented on a pre-split basis.
Accumulated Other Comprehensive Income (Loss)
The following table presents the components of AOCI, net of tax:

	March 31, 2014	December 31, 2013
Available-for-sale securities	$2	$2
Foreign currency translation adjustment	(4)	(1)
Net loss on commodity related hedges	(4)	(4)
Actuarial gain related to pensions and other postretirement benefits	55	56
Equity investments, net	1	8
Total AOCI, net of tax	$50	$61

9.	INCOME TAXES:
The increase in the effective tax rate for the three months ended March 31, 2014 was primarily due to the Trunkline LNG Transaction (see Note 2). The Trunkline LNG Transaction, which was treated as a sale for tax purposes, resulted in $85 million of incremental income tax expense.

10.	RETIREMENT BENEFITS:
The following tables set forth the components of net period benefit cost of the Partnership’s pension and other postretirement benefit plans:

	Three Months Ended March 31,
	2014		2013
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net periodic benefit cost:
Service cost	$—	$—	$2	$—
Interest cost	8	1	9	2
Expected return on plan assets	(11)	(2)	(15)	(3)
Actuarial (gain) loss amortization	(1)	—	1	—
Settlement credits	(1)	—	(2)	—
	(5)	(1)	(5)	(1)
Regulatory adjustment	—	—	2	—
Net periodic benefit cost	$(5)	$(1)	$(3)	$(1)
Panhandle has historically recovered certain qualified pension benefit plan and other postretirement benefit plan costs through rates charged to utility customers.  Certain utility commissions require that the recovery of these costs be based on the Employee

Retirement Income Security Act of 1974, as amended, or other utility commission specific guidelines.  The difference between these regulatory-based amounts and the periodic benefit cost calculated pursuant to GAAP is deferred as a regulatory asset or liability and reflected in expense over periods in which this difference will be recovered in rates, as promulgated by the applicable utility commission.
Panhandle no longer has pension plans after the sale of the assets of MGE and NEG in 2013.

11.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES:
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
NGL Pipeline Regulation
We have interests in NGL pipelines located in Texas and New Mexico. We commenced the interstate transportation of NGLs in 2013, which is subject to the jurisdiction of the FERC under the Interstate Commerce Act (“ICA”) and the Energy Policy Act of 1992. Under the ICA, tariff rates must be just and reasonable and not unduly discriminatory and pipelines may not confer any undue preference. The tariff rates established for interstate services were based on a negotiated agreement; however, the FERC’s rate-making methodologies may limit our ability to set rates based on our actual costs, may delay or limit the use of rates that reflect increased costs and may subject us to potentially burdensome and expensive operational, reporting and other requirements. Any of the foregoing could adversely affect our business, revenues and cash flow.
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
We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2056. Rental expense under these operating leases has been included in operating expenses in the accompanying statements of operations and totaled $31 million and $32 million for the three months ended March 31, 2014 and 2013, respectively, which include contingent rentals totaling $3 million and $4 million in the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014 and 2013, $8 million and $5 million, respectively, of rental expense was recovered through related sublease rental income.
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
As of March 31, 2014, Sunoco is a defendant in seven cases, one of which was initiated by the State of New Jersey and two others by the Commonwealth of Puerto Rico with the more recent Puerto Rico action being a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. Six of these cases are venued in a multidistrict litigation (“MDL”) proceeding in a New York federal court. The most recently filed Puerto Rico action is expected to be transferred to the MDL. The New Jersey and Puerto Rico cases assert natural resource damage claims. In addition, Sunoco has received notice from another state that it intends to file an MTBE lawsuit in the near future asserting natural resource damage claims.
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
Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency. As of March 31, 2014 and December 31, 2013, accruals of approximately $41 million and $46 million, respectively, were reflected on our consolidated balance sheets related to these contingent obligations. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.

The outcome of these matters cannot be predicted with certainty and there can be no assurance that the outcome of a particular matter will not result in the payment of amounts that have not been accrued for the matter. Furthermore, we may revise accrual amounts prior to resolution of a particular contingency based on changes in facts and circumstances or changes in the expected outcome.
No amounts have been recorded in our March 31, 2014 or December 31, 2013 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
Attorney General of the Commonwealth of Massachusetts v New England Gas Company.  On July 7, 2011, the Massachusetts Attorney General (“AG”) filed a regulatory complaint with the Massachusetts Department of Public Utilities (“MDPU”) against New England Gas Company with respect to certain environmental cost recoveries.  The AG is seeking a refund to New England Gas Company customers for alleged “excessive and imprudently incurred costs” related to legal fees associated with Southern Union’s environmental response activities.  In the complaint, the AG requests that the MDPU initiate an investigation into the New England Gas Company’s collection and reconciliation of recoverable environmental costs including:  (i) the prudence of any and all legal fees, totaling approximately $19 million, that were charged by the Kasowitz, Benson, Torres & Friedman firm and passed through the recovery mechanism since 2005, the year when a partner in the firm, the Southern Union former Vice Chairman, President and Chief Operating Officer, joined Southern Union’s management team; (ii) the prudence of any and all legal fees that were charged by the Bishop, London & Dodds firm and passed through the recovery mechanism since 2005, the period during which a member of the firm served as Southern Union’s Chief Ethics Officer; and (iii) the propriety and allocation of certain legal fees charged that were passed through the recovery mechanism that the AG contends only qualify for a lesser, 50%, level of recovery.  Southern Union has filed its answer denying the allegations and moved to dismiss the complaint, in part on a theory of collateral estoppel.  The hearing officer has deferred consideration of Southern Union’s motion to dismiss.  The AG’s motion to be reimbursed expert and consultant costs by Southern Union of up to $150,000 was granted. By tariff, these costs are recoverable through rates charged to New England Gas Company customers. The hearing officer previously stayed discovery pending resolution of a dispute concerning the applicability of attorney-client privilege to legal billing invoices. The MDPU issued an interlocutory order on June 24, 2013 that lifted the stay, and discovery has resumed. Panhandle (as successor to Southern Union) believes it has complied with all applicable requirements regarding its filings for cost recovery and has not recorded any accrued liability; however, Panhandle will continue to assess its potential exposure for such cost recoveries as the matter progresses.
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

•
Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of March 31, 2014, Sunoco had been named as a PRP at 39 identified or potentially identifiable as “Superfund” sites under federal and/or comparable state law. Sunoco is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	March 31, 2014	December 31, 2013
Current	$70	$45
Non-current	331	350
Total environmental liabilities	$401	$395
In 2013, we established a wholly-owned captive insurance company to bear certain risks associated with environmental obligations related to certain sites that are no longer operating. The premiums paid to the captive insurance company include estimates for environmental claims that have been incurred but not reported, based on an actuarially determined fully developed claims expense estimate. In such cases, we accrue losses attributable to unasserted claims based on the discounted estimates that are used to develop the premiums paid to the captive insurance company.
During the three months ended March 31, 2014 and 2013, Sunoco recorded $8 million and $7 million, respectively, of expenditures related to environmental cleanup programs.
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

12.	PRICE RISK MANAGEMENT ASSETS AND LIABILITIES:
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
The following table details our outstanding commodity-related derivatives:

	March 31, 2014		December 31, 2013
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	10,475,000	2014-2019	9,457,500	2014-2019
Basis Swaps IFERC/NYMEX(1)	(14,502,500)	2014-2015	(487,500)	2014-2017
Swing Swaps	—	—	1,937,500	2014-2016
Power (Megawatt):
Forwards	527,550	2014	351,050	2014
Futures	(1,161,949)	2014	(772,476)	2014
Options – Puts	(160,000)	2014	(52,800)	2014
Options – Calls	104,800	2014	103,200	2014
Crude (Bbls) – Futures	343,000	2014	103,000	2014
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	3,520,000	2014	570,000	2014
Swing Swaps IFERC	32,690,000	2014	(9,690,000)	2014-2016
Fixed Swaps/Futures	(1,402,500)	2014-2015	(8,195,000)	2014-2015
Forward Physical Contracts	(5,483,135)	2014-2015	5,668,559	2014-2015
Natural Gas Liquid (Bbls) – Forwards/Swaps	(904,000)	2014	(1,133,600)	2014
Refined Products (Bbls) – Futures	(123,000)	2014	(280,000)	2014
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	—	—	(7,352,500)	2014
Fixed Swaps/Futures	(4,500,000)	2014	(50,530,000)	2014
Hedged Item – Inventory	4,500,000	2014	50,530,000	2014
Cash Flow Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(1,375,000)	2014	(1,825,000)	2014
Fixed Swaps/Futures	(9,625,000)	2014	(12,775,000)	2014
Natural Gas Liquid (Bbls) – Forwards/Swaps	(765,000)	2014	(780,000)	2014
Crude (Bbls) – Futures	—	—	(30,000)	2014

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.

We expect losses of $4 million related to commodity derivatives to be reclassified into earnings over the next 12 months related to amounts currently reported in AOCI. The amount ultimately realized, however, will differ as commodity prices change and the underlying physical transaction occurs.
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
The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Entity	Term	Type(1)	Notional Amount Outstanding
			March 31, 2014	December 31, 2013
ETP	July 2014(2)	Forward-starting to pay a fixed rate of 4.25% and receive a floating rate	$400	$400
ETP	July 2015(2)	Forward-starting to pay a fixed rate of 3.38% and receive a floating rate	200	—
ETP	July 2016(3)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	200	—
ETP	July 2017(4)	Forward-starting to pay a fixed rate of 4.18% and receive a floating rate	200	—
ETP	July 2018	Pay a floating rate plus a spread of 4.17% and receive a fixed rate of 6.70%	—	600
ETP	June 2021	Pay a floating rate plus a spread of 2.17% and receive a fixed rate of 4.65%	—	400
ETP	February 2023	Pay a floating rate plus a spread of 1.73% and receive a fixed rate of 3.60%	200	400
Panhandle	November 2021	Pay a fixed rate of 3.80% and receive a floating rate	275	275

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 10 years with a mandatory termination date the same as the effective date.

(3)	Represents the effective date. These forward-starting swaps have terms of 10 and 30 years with a mandatory termination date the same as the effective date.

(4)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
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
Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$1	$3	$(12)	$(18)
	1	3	(12)	(18)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	128	227	(139)	(209)
Commodity derivatives	57	39	(53)	(38)
Interest rate derivatives	4	47	(96)	(95)
	189	313	(288)	(342)
Total derivatives	$190	$316	$(300)	$(360)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Derivatives in offsetting agreements:
OTC contracts	Price risk management assets (liabilities)	$60	$41	$(56)	$(38)
Broker cleared derivative contracts	Other current assets (liabilities)	188	265	(254)	(318)
		248	306	(310)	(356)
Offsetting agreements:
Counterparty netting	Price risk management assets (liabilities)	(52)	(36)	52	36
Payments on margin deposit	Other current assets	(10)	(1)	54	55
		(62)	(37)	106	91
Net derivatives with offsetting agreements		186	269	(204)	(265)
Derivatives without offsetting agreements		4	47	(96)	(95)
Total derivatives		$190	$316	$(300)	$(360)

We disclose the non-exchange traded financial derivative instruments as price risk management assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.
The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Change in Value Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended March 31,
	2014	2013
Derivatives in cash flow hedging relationships:
Commodity derivatives	$(4)	$2
Total	$(4)	$2

	Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended March 31,
		2014	2013
Derivatives in cash flow hedging relationships:
Commodity derivatives	Cost of products sold	$(4)	$1
Total		$(4)	$1

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Three Months Ended March 31,
		2014	2013
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$(6)	$5
Total		$(6)	$5

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2014	2013
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$7	$(4)
Commodity derivatives – Non-trading	Cost of products sold	7	(18)
Commodity derivatives – Non-trading	Deferred gas purchases	—	(5)
Interest rate derivatives	Gains (losses) on interest rate derivatives	(2)	7
Total		$12	$(20)

13.	RELATED PARTY TRANSACTIONS:
ETE has agreements with subsidiaries to provide or receive various general and administrative services. ETE pays us to provide services on its behalf and on behalf of other subsidiaries of ETE, which includes the reimbursement of various operating and general and administrative expenses incurred by us on behalf of ETE and its subsidiaries.
In connection with the Trunkline LNG Transaction, ETP agreed to continue to provide management services for ETE through 2015 in relation to both Trunkline LNG’s regasification facility and the development of a liquefaction project at Trunkline LNG’s facility, for which ETE has agreed to pay incremental management fees to ETP of $75 million per year for the years ending December 31, 2014 and 2015.
The Partnership also has related party transactions with several of its equity method investees. In addition to commercial transactions, these transactions include the provision of certain management services and leases of certain assets.
The following table summarizes the affiliate revenues on our consolidated statements of operations:

	Three Months Ended March 31,
	2014	2013
Affiliated revenues	$341	$382
The following table summarizes the related company balances on our consolidated balance sheets:

	March 31, 2014	December 31, 2013
Accounts receivable from related companies:
ETE	$37	$18
Regency	62	53
PES	1	7
FGT	20	29
ET Crude Oil	24	24
Trunkline LNG	10	3
Other	30	31
Total accounts receivable from related companies:	$184	$165

Accounts payable to related companies:
ETE	$3	$8
Regency	29	24
PES	1	—
FGT	2	8
Trunkline LNG	55	—
Other	6	5
Total accounts payable to related companies:	$96	$45

14.	OTHER INFORMATION:
The following tables present additional detail for certain balance sheet captions.
Other Current Assets
Other current assets consisted of the following:

	March 31, 2014	December 31, 2013
Deposits paid to vendors	$33	$49
Prepaid and other	224	261
Total other current assets	$257	$310
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	March 31, 2014	December 31, 2013
Interest payable	$264	$294
Customer advances and deposits	59	126
Accrued capital expenditures	167	166
Accrued wages and benefits	105	155
Taxes payable other than income taxes	230	214
Income taxes payable	239	3
Deferred income taxes	164	119
Deferred revenue	66	—
Other	335	351
Total accrued and other current liabilities	$1,629	$1,428

15.	REPORTABLE SEGMENTS:
Our financial statements currently reflect following reportable segments, which conduct their business in the United States, as follows:
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
The following tables present financial information by segment:

	Three Months Ended March 31,
	2014	2013
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$847	$645
Intersegment revenues	87	39
	934	684
Interstate transportation and storage:
Revenues from external customers	295	323
Intersegment revenues	3	1
	298	324
Midstream:
Revenues from external customers	302	331
Intersegment revenues	351	269
	653	600
NGL transportation and services:
Revenues from external customers	801	346
Intersegment revenues	29	19
	830	365
Investment in Sunoco Logistics:
Revenues from external customers	4,452	3,457
Intersegment revenues	25	55
	4,477	3,512
Retail marketing:
Revenues from external customers	5,008	5,217
Intersegment revenues	3	5
	5,011	5,222
All other:
Revenues from external customers	527	535
Intersegment revenues	64	96
	591	631
Eliminations	(562)	(484)
Total revenues	$12,232	$10,854

	Three Months Ended March 31,
	2014	2013
Segment Adjusted EBITDA:
Intrastate transportation and storage	$177	$132
Interstate transportation and storage	300	297
Midstream	126	87
NGL transportation and services	128	80
Investment in Sunoco Logistics	208	236
Retail marketing	109	37
All other	158	87
Total	1,206	956
Depreciation and amortization	(266)	(260)
Interest expense, net of interest capitalized	(219)	(211)
Gain on sale of AmeriGas common units	70	—
Gains (losses) on interest rate derivatives	(2)	7
Non-cash unit-based compensation expense	(14)	(14)
Unrealized gains (losses) on commodity risk management activities	(29)	19
LIFO valuation adjustments	14	38
Adjusted EBITDA related to discontinued operations	(27)	(40)
Adjusted EBITDA related to unconsolidated affiliates	(196)	(165)
Equity in earnings of unconsolidated affiliates	79	72
Other, net	(3)	3
Income from continuing operations before income tax expense	$613	$405

	March 31, 2014	December 31, 2013
Total assets:
Intrastate transportation and storage	$4,514	$4,606
Interstate transportation and storage	10,238	10,988
Midstream	3,176	3,133
NGL transportation and services	4,464	4,326
Investment in Sunoco Logistics	12,917	11,650
Retail marketing	4,271	3,936
All other	4,009	5,063
Total	$43,589	$43,702

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar and unit amounts, except per unit data, are in millions)
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2013 Form 10-K. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.
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
Sale of AmeriGas Common Units
In January 2014, we sold 9.2 million AmeriGas common units for net proceeds of $381 million. Net proceeds from this sale were used to repay borrowings under the ETP Credit Facility and for general partnership purposes.
Panhandle Merger
On January 10, 2014, Panhandle consummated a merger with Southern Union, the indirect parent of Panhandle, and PEPL Holdings, the sole limited partner of Panhandle, pursuant to which each of Southern Union and PEPL Holdings were merged with and into Panhandle (the “Panhandle Merger”), with Panhandle surviving the Panhandle Merger. In connection with the Panhandle Merger, Panhandle assumed Southern Union’s obligations under its 7.6% Senior Notes due 2024, 8.25% Senior Notes due 2029 and the Junior Subordinated Notes due 2066. At the time of the Panhandle Merger, Southern Union did not have operations of its own, other than its ownership of Panhandle and noncontrolling interests in PEI Power II, LLC, Regency (31.4 million common units and 6.3 million Class F Units), and ETP (2.2 million Common Units). In connection with the Panhandle Merger, Panhandle also assumed PEPL Holdings’ guarantee of $600 million of Regency senior notes.
Trunkline LNG Transaction
On February 19, 2014, ETE and ETP completed the transfer to ETE of Trunkline LNG, the entity that owns a LNG regasification facility in Lake Charles, Louisiana, from ETP in exchange for the redemption by ETP of 18.7 million ETP Common Units held by ETE (the “Trunkline LNG Transaction”). This transaction was effective as of January 1, 2014.
Susser Holdings Merger
On April 27, 2014, ETP entered into a definitive merger agreement whereby ETP plans to acquire Susser Holdings Corporation (“Susser Holdings”) in a unit and cash transaction for total consideration valued at approximately $1.8 billion (the “Susser Merger”). By acquiring Susser Holdings, ETP will own the general partner interest and the incentive distribution rights in Susser Petroleum Partners LP (“Susser Petroleum”), approximately 11 million Susser Petroleum common units (representing approximately 50.2%

of Susser Petroleum’s outstanding units), and Susser Holdings’ existing retail operations, consisting of 630 convenience store locations. The Susser Merger is expected to close in the third quarter of 2014, subject to approval of the shareholders of Susser Holdings and customary regulatory approvals.
Quarterly Cash Distribution Increase
In April 2014, ETP announced that its Board of Directors approved an increase in its quarterly distribution to $0.935 per unit ($3.74 annualized) on ETP Common Units for the quarter ended March 31, 2014, representing an increase of $0.06 per Common Unit on an annualized basis compared to the fourth quarter of 2013.
Results of Operations
Consolidated Results

	Three Months Ended March 31,
	2014	2013	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$177	$132	$45
Interstate transportation and storage	300	297	3
Midstream	126	87	39
NGL transportation and services	128	80	48
Investment in Sunoco Logistics	208	236	(28)
Retail marketing	109	37	72
All other	158	87	71
Total	1,206	956	250
Depreciation and amortization	(266)	(260)	(6)
Interest expense, net of interest capitalized	(219)	(211)	(8)
Gain on sale of AmeriGas common units	70	—	70
Gains (losses) on interest rate derivatives	(2)	7	(9)
Non-cash unit-based compensation expense	(14)	(14)	—
Unrealized gains (losses) on commodity risk management activities	(29)	19	(48)
LIFO valuation adjustments	14	38	(24)
Adjusted EBITDA related to discontinued operations	(27)	(40)	13
Adjusted EBITDA related to unconsolidated affiliates	(196)	(165)	(31)
Equity in earnings of unconsolidated affiliates	79	72	7
Other, net	(3)	3	(6)
Income from continuing operations before income tax expense	613	405	208
Income tax expense from continuing operations	(146)	(3)	(143)
Income from continuing operations	467	402	65
Income from discontinued operations	24	22	2
Net income	$491	$424	$67
See the detailed discussion of Segment Adjusted EBITDA below.
Gain on Sale of AmeriGas Common Units. In January 2014, the Partnership recognized a gain on the sale of 9.2 million AmeriGas common units that were originally received in connection with the contribution of our propane business to AmeriGas in 2012. As of March 31, 2014, the Partnership held 12.9 million AmeriGas common units.
Unrealized Gains (Losses) on Commodity Risk Management Activities. See discussion of the unrealized gains (losses) on commodity risk management activities included in “Segment Operating Results” below.

LIFO Valuation Adjustments. LIFO valuation reserve adjustments were recorded during the three months ended March 31, 2014 and 2013, respectively, for the inventory associated with Sunoco’s retail marketing operations as a result of commodity price changes between periods.
Adjusted EBITDA Related to Discontinued Operations. Amounts for the three months ended March 31, 2014 related to a marketing business that was sold effective April 1, 2014. Amounts for the three months ended March 31, 2013 related to Southern Union’s local distribution operations.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operating Results” below.
Other, net. Includes amortization of regulatory assets and other income and expense amounts.
Income Tax Expense from Continuing Operations. The increase in the effective tax rate for the three months ended March 31, 2014 was primarily due to the Trunkline LNG Transaction (see Note 2). The Trunkline LNG Transaction, which was treated as a sale for tax purposes, resulted in $85 million of incremental income tax expense.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended March 31,
	2014	2013	Change
Equity in earnings (losses) of unconsolidated affiliates:
AmeriGas	$34	$63	$(29)
Citrus	18	14	4
FEP	14	13	1
Regency	(7)	—	(7)
PES	17	(22)	39
Other	3	4	(1)
Total equity in earnings of unconsolidated affiliates	$79	$72	$7

Proportionate share of interest, depreciation, amortization, non-cash items and taxes:
AmeriGas	$17	$34	$(17)
Citrus	50	48	2
FEP	5	5	—
Regency	34	—	34
PES	6	1	5
Other	5	5	—
Total proportionate share of interest, depreciation, amortization, non-cash items and taxes	$117	$93	$24

Adjusted EBITDA related to unconsolidated affiliates:
AmeriGas	$51	$97	$(46)
Citrus	68	62	6
FEP	19	18	1
Regency	27	—	27
PES	23	(21)	44
Other	8	9	(1)
Total Adjusted EBITDA related to unconsolidated affiliates	$196	$165	$31

Distributions received from unconsolidated affiliates:
AmeriGas	$11	$24	$(13)
Citrus	34	24	10
FEP	16	17	(1)
Regency	15	—	15
PES	—	25	(25)
Other	5	5	—
Total distributions received from unconsolidated affiliates	$81	$95	$(14)
Segment Operating Results
Our reportable segments are discussed below. “All other” includes our compression operations, our investment in AmeriGas, Southern Union’s local distribution operations, our approximate 33% non-operating interest in PES, our investment in Regency and our natural gas marketing operations.

For the three months ended March 31, 2013, certain costs previously reported as selling, general and administrative expenses were reclassified to operating expenses to conform to the current year presentation. These costs include support functions such as engineering, environmental services, maintenance and reliability, pipeline integrity, procurement and technical services.
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

•
Unrealized gains or losses on commodity risk management activities and LIFO valuation adjustments. These are the unrealized amounts that are included in cost of products sold to calculate gross margin. These amounts are not included in Segment Adjusted EBITDA; therefore, the unrealized losses are added back and the unrealized gains are subtracted to calculate the segment measure.

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

Detailed descriptions of our business and segments are included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014.
Intrastate Transportation and Storage

	Three Months Ended March 31,
	2014	2013	Change
Natural gas transported (MMBtu/d)	9,399,267	9,733,480	(334,213)
Revenues	$934	$684	$250
Cost of products sold	734	490	244
Gross margin	200	194	6
Unrealized (gains) losses on commodity risk management activities	27	(12)	39
Operating expenses, excluding non-cash compensation expense	(42)	(42)	—
Selling, general and administrative expenses, excluding non-cash compensation expense	(7)	(8)	1
Adjusted EBITDA related to unconsolidated affiliates	(1)	—	(1)
Segment Adjusted EBITDA	$177	$132	$45
Volumes. Transported volumes decreased slightly for the three months ended March 31, 2014 compared to the same period last year as a more favorable pricing environment helped to offset reductions due to the cessation of certain long-term transportation contracts. The average spot price at the Houston Ship Channel for the three months ended March 31, 2014 increased to $5.08/MMBtu from $3.43/MMBtu for the same period in 2013, while the average basis differential between West Texas and the Houston Ship Channel increased to $0.064/MMBtu in 2014 from $0.012/MMBtu in 2013.

Gross Margin. The components of our intrastate transportation and storage segment gross margin were as follows:

	Three Months Ended March 31,
	2014	2013	Change
Transportation fees	$117	$129	$(12)
Natural gas sales and other	41	27	14
Retained fuel revenues	30	23	7
Storage margin, including fees	12	15	(3)
Total gross margin	$200	$194	$6
Intrastate transportation and storage gross margin increased for the three months ended March 31, 2014 compared to the same period last year due to the net impact of the following:

•	Transportation fees. Transportation fees decreased primarily due to lower volumes resulting from the cessation of certain long-term transportation contracts.

•
Natural gas sales and other. Margin from natural gas sales and other includes purchased natural gas for transport and sale, derivatives used to hedge transportation activities, gains and losses on derivatives used to hedge net retained fuel, and the margin from gas sales, processing and gathering fees on our Houston pipeline system. Margin from natural gas sales and other increased $14 million primarily due to opportunities from the commodity price volatility created by the cold winter season.

•
Retained fuel revenues. Retained fuel revenues include gross volumes retained as a fee at the current market price; the cost of consumed fuel is included in operating expenses. Retention revenue increased $7 million primarily due to higher average natural gas spot prices as noted above. The increase in retained fuel revenue was partially offset by a reduction due to lower volumes of retention gas sold.

Storage margin was comprised of the following:

	Three Months Ended March 31,
	2014	2013	Change
Withdrawals from storage natural gas inventory (MMBtu)	37,891,036	37,320,557	570,479
Realized margin on natural gas inventory transactions	$34	$(3)	$37
Fair value inventory adjustments	(11)	20	(31)
Unrealized losses on derivatives	(18)	(9)	(9)
Margin recognized on natural gas inventory, including related derivatives	5	8	(3)
Revenues from fee-based storage	7	7	—
Total storage margin	$12	$15	$(3)
The decrease of $3 million in storage margin for the three months ended March 31, 2014 compared to the same period last year was principally driven by a decline in the spreads between the spot and forward prices on natural gas we own in the Bammel storage facility.
Unrealized (Gains) Losses on Commodity Risk Management Activities. Unrealized gains and losses on commodity risk management activities reflect the net impact from storage and non-storage derivatives, as well as fair value adjustments to inventory. We experienced a decrease of $39 million in the margin from unrealized gains and losses on commodity risk management activities for the three months ended March 31, 2014 as compared to the same period last year. For the three months ended March 31, 2014, the unrealized losses from commodity risk management activities of $27 million included $16 million in losses from storage and non-storage related derivatives and $11 million in losses on the fair value adjustment to storage gas inventory. Unrealized losses from storage related activities were offset by realized margin on natural gas inventory transactions as illustrated in the storage margin table above. For the three months ended March 31, 2013, unrealized gains of $12 million included fair value adjustment to storage gas inventory of $20 million partially offset by unrealized losses on storage and non-storage related derivatives of $8 million.

Interstate Transportation and Storage

	Three Months Ended March 31,
	2014	2013	Change
Natural gas transported (MMBtu/d)	7,315,078	7,033,804	281,274
Natural gas sold (MMBtu/d)	15,783	16,768	(985)
Revenues	$298	$324	$(26)
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(71)	(78)	7
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(14)	(29)	15
Adjusted EBITDA related to unconsolidated affiliates	87	80	7
Segment Adjusted EBITDA	$300	$297	$3
Volumes. For the three months ended March 31, 2014 compared to the same period last year, transported volumes increased due to higher volumes transported on the Panhandle and Trunkline pipelines as a result of increased demand due to the colder weather experienced in the 2014 period compared to the 2013 period. These increases were partially offset by lower volumes transported on the Transwestern pipeline due to a customer outage on the west end of the pipeline and lower volumes transported on the Tiger pipeline due to declines in supply. Transported volumes on the Sea Robin pipeline also decreased as a result of a system outage as well as declines in production.
Revenues. Interstate transportation and storage revenues decreased for the three months ended March 31, 2014 compared to the same period last year primarily due to the deconsolidation of Trunkline LNG effective January 1, 2014. Revenues for Trunkline LNG were $53 million for the three months ended March 31, 2013. This decrease was partially offset by an increase in revenues of $27 million primarily as a result of higher customer demand driven by colder weather.
Operating Expenses, Excluding Non-Cash Compensation, Amortization and Accretion Expenses. Interstate transportation and storage operating expenses decreased for the three months ended March 31, 2014 compared to the same period last year primarily due to lower utility costs on the Transwestern pipeline and the deconsolidation of Trunkline LNG effective January 1, 2014.
Selling, General and Administrative Expenses, Excluding Non-Cash Compensation, Amortization and Accretion Expenses. Interstate transportation and storage selling, general and administrative expenses decreased for the three months ended March 31, 2014 compared to the same period last year primarily due to decreases in employee-related costs of $7 million, professional fees of $4 million and the deconsolidation of Trunkline LNG effective January 1, 2014. The decrease in employee-related costs was realized primarily through the successful integration of Southern Union’s transportation and storage operations.
Adjusted EBITDA Related to Unconsolidated Affiliates. Adjusted EBITDA related to unconsolidated affiliates increased for the three months ended March 31, 2014 compared to the same period last year primarily due to increased earnings from Citrus as a result of higher throughput.

Midstream

	Three Months Ended March 31,
	2014	2013	Change
Gathered volumes (MMBtu/d):
ETP legacy assets	2,558,851	2,334,283	224,568
Southern Union gathering and processing(1)	—	480,339	(480,339)
NGLs produced (Bbls/d):
ETP legacy assets	136,818	96,775	40,043
Southern Union gathering and processing(1)	—	39,681	(39,681)
Equity NGLs produced (Bbls/d):
ETP legacy assets	12,106	9,744	2,362
Southern Union gathering and processing(1)	—	7,206	(7,206)
Revenues	$653	$600	$53
Cost of products sold	493	437	56
Gross margin	160	163	(3)
Operating expenses, excluding non-cash compensation expense	(28)	(57)	29
Selling, general and administrative expenses, excluding non-cash compensation expense	(6)	(19)	13
Segment Adjusted EBITDA	$126	$87	$39

(1)	On April 30, 2013, Southern Union contributed its interest in SUGS to Regency and, as a result, Southern Union’s gathering and processing operations were deconsolidated on April 30, 2013.
Volumes. For the ETP legacy assets, the increases in gathered volumes, NGLs produced and equity NGLs produced during the three months ended March 31, 2014 compared to the same period last year were primarily due to increased production by our customers in the Eagle Ford Shale and an 800 MMcf/d increase in processing capacity. The increase in gathered volumes for ETP’s legacy assets was partially offset by lower volumes on our Louisiana system due to wellhead shut-ins as a result of the unseasonably cold winter. Volumes from Southern Union’s gathering and processing operations reflected the deconsolidation of those operations on April 30, 2013.
Gross Margin. The components of our midstream segment gross margin were as follows:

	Three Months Ended March 31,
	2014	2013	Change
Gathering and processing fee-based revenues	$123	$97	$26
Non fee-based contracts and processing	37	67	(30)
Other	—	(1)	1
Total gross margin	$160	$163	$(3)
Midstream gross margin decreased for the three months ended March 31, 2014 compared to the same period last year due to the net impact of the following:

•
Gathering and processing fee-based revenues. Increased production and increased capacity from assets recently placed in service in the Eagle Ford Shale resulted in increased fee-based revenues of $34 million. This increase was partially offset by a decrease of $4 million in fee-based revenues due to lower volumes on our Louisiana assets and a decrease of $5 million due to the deconsolidation of Southern Union’s gathering and processing operations on April 30, 2013.

•	Non fee-based contracts and processing. Non fee-based gross margins decreased primarily due to the deconsolidation of Southern Union’s gathering and processing operations on April 30, 2013.
Operating Expenses, Excluding Non-Cash Compensation Expense. Midstream operating expenses decreased for the three months ended March 31, 2014 compared to the same period last year primarily due to the deconsolidation of Southern Union’s gathering and processing operations on April 30, 2013.

Selling, General and Administrative Expenses, Excluding Non-Cash Compensation Expense. Midstream selling, general and administrative expenses decreased for the three months ended March 31, 2014 compared to the same period last year primarily due to the deconsolidation of Southern Union’s gathering and processing operations on April 30, 2013.
NGL Transportation and Services

	Three Months Ended March 31,
	2014	2013	Change
NGL transportation volumes (Bbls/d)	417,831	274,030	143,801
NGL fractionation volumes (Bbls/d)	156,898	86,703	70,195
Revenues	$830	$365	$465
Cost of products sold	671	257	414
Gross margin	159	108	51
Unrealized losses on commodity risk management activities	1	—	1
Operating expenses, excluding non-cash compensation expense	(28)	(22)	(6)
Selling, general and administrative expenses, excluding non-cash compensation expense	(5)	(7)	2
Adjusted EBITDA related to unconsolidated affiliates	1	1	—
Segment Adjusted EBITDA	$128	$80	$48
Volumes. For the three months ended March 31, 2014 compared to the same period last year, NGL transportation volumes increased on our wholly-owned and joint venture NGL pipelines primarily due to increased volumes originating from West Texas being transported on our Gateway pipeline and an increase in NGL production due to the 800 MMcf/d of processing capacity added in our midstream segment over the last twelve months. Average daily fractionated volumes increased due to the recent commissioning of two 100,000 Bbls/d fractionators at Mont Belvieu, Texas. These volumes include all physical and contractual volumes where we collected a fractionation fee.
Gross Margin. The components of our NGL transportation and services segment gross margin were as follows:

	Three Months Ended March 31,
	2014	2013	Change
Transportation margin	$59	$41	$18
Processing and fractionation margin	49	34	15
Storage margin	40	32	8
Other margin	11	1	10
Total gross margin	$159	$108	$51
NGL transportation and services gross margin increased for the three months ended March 31, 2014 compared to the same period last year due to the following:

•
Transportation margin. Transportation margin increased due to an increase in volumes transported from West Texas on our Gateway pipeline, which increased the margin on our Lone Star pipeline system by approximately $8 million. An increase in NGL production, as discussed above, accounted for the remainder of the increase in transportation margin.

•
Processing and fractionation margin. Processing and fractionation margin increased due to the startup of Lone Star’s second fractionator at Mont Belvieu, Texas in October 2013, which resulted in increased fees. The increase in margin related to our fractionators in Mont Belvieu, Texas was partially offset by a decrease in margin attributable to our fractionator in Geismar, Louisiana due to lower volumes and a less favorable pricing environment.

•
Other margin. Other margin includes marketing activities related to storage optimization and fractionator take-off agreements, which increased primarily due to higher NGL prices as a result of weather conditions for the three months ended March 31, 2014.

Operating Expenses, Excluding Non-Cash Compensation Expense. NGL transportation and services operating expenses increased for the three months ended March 31, 2014 compared to the same period last year primarily due to the startup of Lone Star’s fractionator in Mont Belvieu, Texas in October 2013.

Selling, General and Administrative Expenses, Excluding Non-Cash Compensation Expense. NGL transportation and services selling, general and administrative expenses decreased for the three months ended March 31, 2014 compared to the same period last year primarily due to the expiration of a transition services agreement and a decrease in employee-related costs, including allocated overhead expenses.
Investment in Sunoco Logistics

	Three Months Ended March 31,
	2014	2013	Change
Revenues	$4,477	$3,512	$965
Cost of products sold	4,210	3,224	986
Gross margin	267	288	(21)
Unrealized gains on commodity risk management activities	(1)	(3)	2
Operating expenses, excluding non-cash compensation expense	(32)	(26)	(6)
Selling, general and administrative expenses, excluding non-cash compensation expense	(34)	(30)	(4)
Adjusted EBITDA related to unconsolidated affiliates	8	7	1
Segment Adjusted EBITDA	$208	$236	$(28)
Gross Margin. Sunoco Logistics’ gross margin decreased for the three months ended March 31, 2014 compared to the same period last year primarily due to a decrease of approximately $100 million in margin from Sunoco Logistics’ crude oil acquisition and marketing operations, which was driven by significantly contracted crude differentials. This decrease was partially offset by an increase of approximately $36 million in revenues from Sunoco Logistics’ crude oil pipelines operations, which was primarily attributable to expansion projects supporting the demand for West Texas crude oil. Also offsetting the decrease were higher refined products acquisition and marketing volumes and differentials, as well as increased throughput volumes for Sunoco Logistics’ terminal facilities operations. Sunoco Logistics’ Mariner West natural gas liquids pipeline project, which commenced operations in the fourth quarter of 2013, also contributed to the offset.
Operating Expenses, Excluding Non-Cash Compensation Expense. Sunoco Logistics’ operating expenses increased for the three months ended March 31, 2014 compared to the same period last year primarily due to increased utility expenses associated with higher throughput volumes and increased environmental remediation costs.
Retail Marketing

	Three Months Ended March 31,
	2014	2013	Change
Total retail gasoline outlets, end of period	5,122	4,979	143
Total company-operated outlets, end of period	529	439	90
Gasoline and diesel throughput per company-operated site (gallons/month)	178,448	187,000	(8,552)
Revenues	$5,011	$5,222	$(211)
Cost of products sold	4,756	5,036	(280)
Gross margin	255	186	69
Unrealized losses on commodity risk management activities	3	—	3
Operating expenses, excluding non-cash compensation expense	(116)	(98)	(18)
Selling, general and administrative expenses, excluding non-cash compensation expense	(20)	(15)	(5)
LIFO valuation adjustments	(14)	(38)	24
Adjusted EBITDA related to unconsolidated affiliates	1	2	(1)
Segment Adjusted EBITDA	$109	$37	$72

Gross Margin. Retail marketing gross margin increased for the three months ended March 31, 2014 compared to the same period last year primarily due to the acquisition of MACS in October 2013, favorable wholesale and retail distillate margins and stronger retail gasoline margins. These increases were partially offset by a non-cash LIFO valuation adjustment of $24 million.
Operating Expenses, Excluding Non-Cash Compensation Expense. Retail marketing operating expenses increased for the three months ended March 31, 2014 compared to the same period last year primarily due to the acquisition of MACS in October 2013.
LIFO Valuation Adjustments. Retail marketing recorded LIFO valuation reserve adjustments as a result of commodity price changes between periods.
All Other

	Three Months Ended March 31,
	2014	2013	Change
Revenues	$591	$631	$(40)
Cost of products sold	564	625	(61)
Gross margin	27	6	21
Unrealized gains on commodity risk management activities	(1)	(4)	3
Operating expenses, excluding non-cash compensation expense	(5)	(6)	1
Selling, general and administrative expenses, excluding non-cash compensation expense	(11)	(19)	8
Adjusted EBITDA related to discontinued operations	27	40	(13)
Adjusted EBITDA related to unconsolidated affiliates	102	76	26
Other	19	—	19
Elimination	—	(6)	6
Segment Adjusted EBITDA	$158	$87	$71
Amounts reflected in our all other segment primarily include:

•	our investment in AmeriGas;

•	our natural gas compression operations;

•	an approximate 33% non-operating interest in PES, a refining joint venture;

•
our investment in Regency related to the Regency common and Class F units received by Southern Union in exchange for the contribution of its interest in Southern Union Gathering Company, LLC to Regency on April 30, 2013; and

•	our natural gas marketing operations.
Gross Margin. The increase in gross margin for the three months ended March 31, 2014 compared to the same period last year was primarily due to favorable results from our commodity marketing businesses.
Selling, General and Administrative Expenses, Excluding Non-cash Compensation Expense. Selling, general and administrative expenses include corporate expenses as well as amounts related to natural gas compression operations and natural gas marketing operations.
Adjusted EBITDA Related to Discontinued Operations. Adjusted EBITDA related to discontinued operations for the three months ended March 31, 2014 related to a marketing business that was sold effective April 1, 2014. Amounts for the three months ended March 31, 2013 related to Southern Union's local distribution operations.
Adjusted EBTIDA Related to Unconsolidated Affiliates. Adjusted EBITDA related to unconsolidated affiliates increased for the three months ended March 31, 2014 primarily from our investment in Regency, which was included beginning on April 30, 2013. Additional information related to unconsolidated affiliates is provided above in “Supplemental Information on Unconsolidated Affiliates.”
Other. In connection with the Trunkline LNG Transaction, ETP agreed to continue to provide management services for ETE through 2015 in relation to both Trunkline LNG’s regasification facility and the development of a liquefaction project at Trunkline LNG’s facility, for which ETE has agreed to pay incremental management fees to ETP of $75 million per year for the years ending December 31, 2014 and 2015. These fees are reflected in “Other” in the “All other” segment and are reflected as an offset to operating expenses of $6 million and selling, general and administrative expenses of $13 million in the consolidated statements of operations.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our ability to satisfy our obligations and pay distributions to our Unitholders will depend on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond management’s control.
We currently expect capital expenditures (net of contributions in aid of construction costs) for the full year 2014 to be within the following ranges:

	Growth		Maintenance
	Low	High	Low	High
Intrastate transportation and storage	$150	$160	$20	$25
Interstate transportation and storage	50	60	110	120
Midstream	400	420	10	15
NGL transportation and services(1)	290	310	20	25
Investment in Sunoco Logistics	1,650	1,750	65	75
Retail marketing	125	155	50	60
All other (including eliminations)	80	90	10	20
Total projected capital expenditures	$2,745	$2,945	$285	$340

(1)	We expect to receive capital contributions from Regency related to their 30% share of Lone Star of between $85 million and $110 million.
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

Three months ended March 31, 2014 compared to three months ended March 31, 2013. Cash provided by operating activities during 2014 was $682 million compared to $353 million for 2013 and net income was $491 million and $424 million for 2014 and 2013, respectively. The difference between net income and cash provided by operating activities for the three months ended March 31, 2014 primarily consisted of net changes in operating assets and liabilities of $159 million and non-cash items totaling $12 million.
The non-cash activity in 2014 and 2013 consisted primarily of depreciation and amortization of $266 million and $260 million, respectively, non-cash compensation expense of $14 million and $14 million, respectively, and equity in earnings of unconsolidated affiliates of $79 million and $72 million, respectively. Non-cash activity in 2014 also included deferred income taxes of $107 million and the gain on the sale of AmeriGas common units of $70 million.
Cash paid for interest, net of interest capitalized, was $268 million and $248 million for the three months ended March 31, 2014 and 2013, respectively.
Capitalized interest was $15 million and $9 million for the three months ended March 31, 2014 and 2013, respectively.
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
Three months ended March 31, 2014 compared to three months ended March 31, 2013. Cash used in investing activities during 2014 was $365 million compared to $559 million for 2013. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2014 were $720 million. This compares to total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2013 of $587 million. Additional detail related to our capital expenditures is provided in the table below.
The following is a summary of capital expenditures (net of contributions in aid of construction costs) for the three months ended March 31, 2014:

	Capital Expenditures Recorded During Period			(Increase) Decrease in Accrued Capital Expenditures	Capital Expenditures Paid in Cash
	Growth	Maintenance	Total
Intrastate transportation and storage	$11	$5	$16	$(1)	$15
Interstate transportation and storage	10	(2)	8	7	15
Midstream	130	3	133	(7)	126
NGL transportation and services(1)	86	2	88	9	97
Investment in Sunoco Logistics	465	18	483	(60)	423
Retail marketing	12	6	18	16	34
All other (including eliminations)	4	7	11	(1)	10
Total	$718	$39	$757	$(37)	$720

(1)	We received $40 million in cash for capital contributions from Regency related to their 30% share of Lone Star during the three months ended March 31, 2014.
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions to partners increased between the periods as a result of increases in the number of Common Units outstanding.
Three months ended March 31, 2014 compared to three months ended March 31, 2013. Cash provided by financing activities during 2014 was $113 million compared to $423 million for 2013. In 2014 and 2013, we received net proceeds from Common Unit offerings of $142 million and $192 million, respectively. During 2014, we had a net increase in our debt level of $485 million compared to a net increase of $728 million for 2013. We incurred no debt issuance costs in 2014 compared to $16 million in 2013. We paid distributions of $481 million to our partners in 2014 compared to $391 million in 2013. We also paid distributions of

$73 million to noncontrolling interests in 2014 compared to $132 million in 2013. In addition, we received capital contributions of $40 million from Regency for its noncontrolling interest in Lone Star in 2014 compared to $42 million in 2013.
Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	March 31, 2014	December 31, 2013
ETP Senior Notes	$11,182	$11,182
Transwestern Senior Unsecured Notes	870	870
Panhandle Senior Notes	1,085	1,085
Sunoco Senior Notes	965	965
Sunoco Logistics Senior Notes	1,975	2,150
Revolving credit facilities:
ETP $2.5 billion Revolving Credit Facility due October 27, 2017	—	65
Sunoco Logistics $35 million Revolving Credit Facility due April 30, 2015	35	35
Sunoco Logistics $1.50 billion Revolving Credit Facility due November 19, 2018	950	200
Other long-term debt	228	228
Unamortized premiums, net of discounts and fair value adjustments	289	308
Total debt	17,579	17,088
Less: Current maturities of long-term debt	1,388	637
Long-term debt, less current maturities	$16,191	$16,451
The terms of our consolidated indebtedness are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014 and in Note 7 to our consolidated interim financial statements.
Credit Facilities
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $2.5 billion and expires in October 2017. The indebtedness under the ETP Credit Facility is unsecured and not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. As of March 31, 2014, the ETP Credit Facility had no outstanding borrowings.
Sunoco Logistics Credit Facilities
Sunoco Logistics maintains a $1.50 billion unsecured credit facility (the “Sunoco Logistics Credit Facility”), which matures in November 2018. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be extended to $2.25 billion under certain conditions. The credit facility is available to fund Sunoco Logistics’ working capital requirements, to finance acquisitions and capital projects, to pay distributions and for general partnership purposes. The credit facility bears interest at LIBOR or the Base Rate, each plus an applicable margin. The credit facility may be prepaid at any time. As of March 31, 2014, the Sunoco Logistics Credit Facility had $950 million outstanding.
Covenants Related to Our Credit Agreements
We were in compliance with all requirements, tests, limitations, and covenants related to our credit agreements as of March 31, 2014.
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
Following are distributions declared and/or paid by us subsequent to December 31, 2013:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2013	February 7, 2014	February 14, 2014	$0.92000
March 31, 2014	May 5, 2014	May 15, 2014	0.93500
The total amounts of distributions declared during the periods presented (all from Available Cash from our operating surplus and are shown in the period with respect to which they relate):

	Three Months Ended March 31,
Distributions to the partners of ETP:	2014	2013
Limited Partners:
Common Units held by public	$268	$241
Common Units held by ETE	29	45
Class H Units held by ETE Holdings	50	—
General Partner interest held by ETE	5	5
IDRs held by ETE	168	156
IDR relinquishments related to previous transactions	(57)	(31)
Total distributions declared to the partners of ETP	$463	$416
In connection with previous transactions between ETP and ETE, ETE has agreed to relinquish its right to certain incentive distributions in future periods, and ETP has agreed to make incremental distributions on the Class H Units in future periods. For the distributions to be paid for the three months ended March 31, 2014, the net impact of these adjustments will result in a reduction of $26 million in the distributions from ETP to ETE. Following is a summary of the net reduction in total distributions that would potentially be made to ETE in future periods:

Total Year
2014 (remainder)	$80
2015	51
2016	72
2017	50
2018	45
2019	35
Cash Distributions Paid by Sunoco Logistics
Sunoco Logistics is required by its partnership agreement to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by its general partner.
Following are distributions declared and/or paid by Sunoco Logistics subsequent to December 31, 2013:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2013	February 10, 2014	February 14, 2014	$0.66250
March 31, 2014	May 9, 2014	May 15, 2014	0.69500
On May 5, 2014, Sunoco Logistics’ board of directors declared a two-for-one split of Sunoco Logistics common units. The unit split will result in the issuance of one additional Sunoco Logistics common unit for every one unit owned as of the close of business on June 5, 2014. The unit split will be effective June 12, 2014. All Sunoco Logistics unit and per unit information included in this report is presented on a pre-split basis.

The total amounts of Sunoco Logistics distributions declared during the periods presented were as follows (all from Available Cash from Sunoco Logistics’ operating surplus and are shown in the period with respect to which they relate):

	Three Months Ended March 31,
	2014	2013
Limited Partners:
Common units held by public	$49	$40
Common units held by ETP	23	19
General Partner interest held by ETP	1	1
Incentive distributions held by ETP	38	25
Total distributions declared	$111	$85
CRITICAL ACCOUNTING POLICIES
Disclosure of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2013, in addition to the accompanying notes and management’s discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. Our quantitative and qualitative disclosures about market risk are consistent with those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013. Since December 31, 2013, there have been no material changes to our primary market risk exposures or how those exposures are managed.
Commodity Price Risk
The table below summarizes our commodity-related financial derivative instruments and fair values, including derivatives related to our consolidated subsidiaries, as well as the effect of an assumed hypothetical 10% change in the underlying price of the commodity. Notional volumes are presented in MMBtu for natural gas, thousand megawatt for power and barrels for natural gas liquids, crude and refined products. Dollar amounts are presented in millions.

	March 31, 2014			December 31, 2013
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	10,475,000	$(1)	$5	9,457,500	$3	$5
Basis Swaps IFERC/NYMEX(1)	(14,502,500)	2	—	(487,500)	1	—
Swing Swaps IFERC	—	—	—	1,937,500	1	—
Power (Megawatt):
Forwards	527,550	3	2	351,050	1	1
Futures	(1,161,949)	(1)	5	(772,476)	—	2
Options – Puts	(160,000)	—	1	(52,800)	—	—
Options – Calls	104,800	—	—	103,200	—	—
Crude (Bbls) – Futures	343,000	—	4	103,000	—	1
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	3,520,000	—	—	570,000	—	—
Swing Swaps IFERC	32,690,000	(2)	1	(9,690,000)	1	—
Fixed Swaps/Futures	(1,402,500)	(9)	3	(8,195,000)	13	3
Forward Physical Contracts	(5,483,135)	—	2	5,668,559	(1)	2
Natural Gas Liquid (Bbls) – Forwards/Swaps	(904,000)	(2)	8	(1,133,600)	—	17
Refined Products (Bbls) – Futures	(123,000)	—	7	(280,000)	—	3
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	—	—	—	(7,352,500)	—	—
Fixed Swaps/Futures	(4,500,000)	(4)	2	(50,530,000)	(11)	23
Cash Flow Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(1,375,000)	—	—	(1,825,000)	—	—
Fixed Swaps/Futures	(9,625,000)	(5)	4	(12,775,000)	(3)	6
Natural Gas Liquid (Bbls) – Forwards/Swaps	(765,000)	1	4	(780,000)	(1)	4
Crude (Bbls) – Futures	—	—	—	(30,000)	—	—

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

Interest Rate Risk
As of March 31, 2014, we had $1.59 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a change to interest expense of $16 million annually. We manage a portion of our interest rate exposure by utilizing interest rate swaps. To the extent that we have debt with floating interest rates that are not hedged, our results of operations, cash flows and financial condition could be adversely affected by increases in interest rates.
The following table summarizes our interest rate swaps outstanding (dollars in millions), none of which are designated as hedges for accounting purposes:

Entity	Term	Type (1)	Notional Amount Outstanding
			March 31, 2014	December 31, 2013
ETP	July 2014(2)	Forward-starting to pay a fixed rate of 4.25% and receive a floating rate	$400	$400
ETP	July 2015(2)	Forward-starting to pay a fixed rate of 3.38% and receive a floating rate	200	—
ETP	July 2016(3)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	200	—
ETP	July 2017(4)	Forward-starting to pay a fixed rate of 4.18% and receive a floating rate	200	—
ETP	July 2018	Pay a floating rate plus a spread of 4.17% and receive a fixed rate of 6.70%	—	600
ETP	June 2021	Pay a floating rate plus a spread of 2.17% and receive a fixed rate of 4.65%	—	400
ETP	February 2023	Pay a floating rate plus a spread of 1.73% and receive a fixed rate of 3.60%	200	400
Panhandle	November 2021	Pay a fixed rate of 3.80% and receive a floating rate	275	275

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 10 years with a mandatory termination date the same as the effective date.

(3)	Represents the effective date. These forward-starting swaps have terms of 10 and 30 years with a mandatory termination date the same as the effective date.

(4)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $127 million as of March 31, 2014. For the $200 million of interest rate swaps whereby we pay a floating rate and receive a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $2 million. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled. For Panhandle’s fixed to floating interest rate swaps, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $3 million.
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
Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of March 31, 2014 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)–15(f) or Rule 15d–15(f) of the Exchange Act) during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Form 10-K for the year ended December 31, 2013 and Note 11 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer Partners, L.P. and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors described in Part I, Item 1A in our Annual Report on Form 10-K for our previous fiscal year ended December 31, 2013.

ITEM 6. EXHIBITS
The exhibits listed below are filed as part of this report:

Exhibit Number	Description
3.1
Amendment No. 6, dated February 19, 2014, to the Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 19, 2014)

3.2
Amendment No. 7, dated March 3, 2014, to the Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P., dated July 28, 2009 (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed on March 5, 2014)

10.1
Third Amendment, dated February 19, 2014, to the Shared Services Agreement dated as of August 26, 2005, as amended May 26, 2010 and April 30, 2013 by and between Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 19, 2014)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENERGY TRANSFER PARTNERS, L.P.

		By:	Energy Transfer Partners GP, L.P.,
its General Partner

		By:	Energy Transfer Partners, L.L.C.,
its General Partner

Date:	May 8, 2014	By:	/s/ Martin Salinas, Jr.
Martin Salinas, Jr.
Chief Financial Officer (duly authorized to sign on behalf of the registrant)