Form 10-Q
period 2014-09-30
Energy Transfer Partners, L.P.
filed 2014-11-06
CIK 1012569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 31, 2014, the registrant had 352,835,070 Common Units outstanding.

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

Citrus	Citrus Corp.

CrossCountry	CrossCountry Energy, LLC

ET Crude Oil	Energy Transfer Crude Oil Company, LLC, a joint venture owned 60% by ETE and 40% by ETP

ETC Compression	ETC Compression, LLC

ETC FEP	ETC Fayetteville Express Pipeline, LLC

ETC OLP	La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company

ETC Tiger	ETC Tiger Pipeline, LLC

ETE	Energy Transfer Equity, L.P., a publicly traded partnership and the owner of ETP LLC

ETE Holdings	ETE Common Holdings, LLC, a wholly-owned subsidiary of ETE

ET Interstate	Energy Transfer Interstate Holdings, LLC

ETP Credit Facility	ETP’s $2.5 billion revolving credit facility

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETP

ETP LLC	Energy Transfer Partners, L.L.C., the general partner of ETP GP

Exchange Act	Securities Exchange Act of 1934

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

ii

FGT	Florida Gas Transmission Company, LLC

GAAP	accounting principles generally accepted in the United States of America

Holdco	ETP Holdco Corporation

IDRs	incentive distribution rights

Lake Charles LNG	Lake Charles LNG Company, LLC, a subsidiary of ETE

LIBOR	London Interbank Offered Rate

LNG	liquefied natural gas

Lone Star	Lone Star NGL LLC

MACS	Mid-Atlantic Convenience Stores, LLC

MMBtu	million British thermal units

MMcf	million cubic feet

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OSHA	federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP

PCBs	polychlorinated biphenyls

PEPL Holdings	PEPL Holdings, LLC

PES	Philadelphia Energy Solutions

PHMSA	Pipeline Hazardous Materials Safety Administration

Regency	Regency Energy Partners LP, a subsidiary of ETE

Sea Robin	Sea Robin Pipeline Company, LLC, a subsidiary of Panhandle

SEC	Securities and Exchange Commission

Southern Union	Southern Union Company

SUGS	Southern Union Gas Services

Sunoco	Sunoco, Inc.

Sunoco Logistics	Sunoco Logistics Partners L.P.

Sunoco Partners	Sunoco Partners LLC, the general partner of Sunoco Logistics

Susser	Susser Holdings Corporation

Transwestern	Transwestern Pipeline Company, LLC

Trunkline	Trunkline Gas Company, LLC, a subsidiary of Panhandle
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,060	$549
Accounts receivable, net	4,164	3,359
Accounts receivable from related companies	195	165
Inventories	1,700	1,765
Exchanges receivable	50	56
Price risk management assets	6	35
Other current assets	269	310
Total current assets	7,444	6,239

PROPERTY, PLANT AND EQUIPMENT	31,688	28,430
ACCUMULATED DEPRECIATION	(3,143)	(2,483)
	28,545	25,947

ADVANCES TO AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES	3,820	4,436
NON-CURRENT PRICE RISK MANAGEMENT ASSETS	—	17
GOODWILL	6,116	4,729
INTANGIBLE ASSETS, net	1,974	1,568
OTHER NON-CURRENT ASSETS, net	672	766
Total assets	$48,571	$43,702

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2014	December 31, 2013
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,283	$3,627
Accounts payable to related companies	42	45
Exchanges payable	267	285
Price risk management liabilities	7	45
Accrued and other current liabilities	1,677	1,428
Current maturities of long-term debt	1,345	637
Total current liabilities	7,621	6,067

LONG-TERM DEBT, less current maturities	17,540	16,451
NON-CURRENT PRICE RISK MANAGEMENT LIABILITIES	82	54
DEFERRED INCOME TAXES	4,128	3,762
OTHER NON-CURRENT LIABILITIES	1,071	1,080

COMMITMENTS AND CONTINGENCIES (Note 13)
REDEEMABLE NONCONTROLLING INTERESTS	15	—

EQUITY:
General Partner	181	171
Limited Partners:
Common Unitholders	10,555	9,797
Class H Unitholder	1,511	1,511
Accumulated other comprehensive income	54	61
Total partners’ capital	12,301	11,540
Noncontrolling interest	5,813	4,748
Total equity	18,114	16,288
Total liabilities and equity	$48,571	$43,702

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUES:
Natural gas sales	$755	$721	$2,766	$2,286
NGL sales	1,289	708	3,255	1,885
Crude sales	4,497	4,215	13,022	11,408
Gathering, transportation and other fees	635	648	1,891	1,977
Refined product sales	5,165	4,633	14,581	13,945
Other	1,277	977	3,364	2,806
Total revenues	13,618	11,902	38,879	34,307
COSTS AND EXPENSES:
Cost of products sold	12,124	10,654	34,626	30,477
Operating expenses	401	347	1,028	1,001
Depreciation and amortization	289	253	823	764
Selling, general and administrative	136	122	310	373
Total costs and expenses	12,950	11,376	36,787	32,615
OPERATING INCOME	668	526	2,092	1,692
OTHER INCOME (EXPENSE):
Interest expense, net of interest capitalized	(212)	(210)	(648)	(632)
Equity in earnings of unconsolidated affiliates	69	28	205	137
Gain on sale of AmeriGas common units	14	87	177	87
Gains (losses) on interest rate derivatives	(25)	—	(73)	46
Other, net	(15)	7	(32)	6
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	499	438	1,721	1,336
Income tax expense from continuing operations	52	47	268	139
INCOME FROM CONTINUING OPERATIONS	447	391	1,453	1,197
Income from discontinued operations	—	13	66	44
NET INCOME	447	404	1,519	1,241
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	105	49	291	244
NET INCOME ATTRIBUTABLE TO PARTNERS	342	355	1,228	997
GENERAL PARTNER’S INTEREST IN NET INCOME	135	146	373	429
CLASS H UNITHOLDER’S INTEREST IN NET INCOME	59	—	159	—
COMMON UNITHOLDERS’ INTEREST IN NET INCOME	$148	$209	$696	$568
INCOME FROM CONTINUING OPERATIONS PER COMMON UNIT:
Basic	$0.44	$0.51	$1.91	$1.55
Diluted	$0.44	$0.51	$1.90	$1.55
NET INCOME PER COMMON UNIT:
Basic	$0.44	$0.55	$2.11	$1.63
Diluted	$0.44	$0.55	$2.10	$1.63

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$447	$404	$1,519	$1,241
Other comprehensive income (loss), net of tax:
Reclassification to earnings of gains and losses on derivative instruments accounted for as cash flow hedges	—	(3)	6	(5)
Change in value of derivative instruments accounted for as cash flow hedges	3	(4)	(3)	4
Change in value of available-for-sale securities	1	1	1	1
Actuarial gain (loss) relating to pension and other postretirement benefits	(1)	8	(2)	9
Foreign currency translation adjustments	(1)	—	(3)	(1)
Change in other comprehensive income from unconsolidated affiliates	—	9	(6)	13
	2	11	(7)	21
Comprehensive income	449	415	1,512	1,262
Less: Comprehensive income attributable to noncontrolling interest	105	49	291	241
Comprehensive income attributable to partners	$344	$366	$1,221	$1,021

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(Dollars in millions)
(unaudited)

		Limited Partners
	General Partner	Common Units	Class H Units	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance, December 31, 2013	$171	$9,797	$1,511	$61	$4,748	$16,288
Distributions to partners	(364)	(910)	(156)	—	—	(1,430)
Distributions to noncontrolling interest	—	—	—	—	(247)	(247)
Units issued for cash	—	1,126	—	—	—	1,126
Subsidiary units issued for cash	1	80	—	—	512	593
Capital contributions from noncontrolling interest	—	—	—	—	86	86
Lake Charles LNG Transaction (see Note 2)	—	(1,167)	—	—	—	(1,167)
Susser Merger (see Note 2)	—	908	—	—	404	1,312
Other comprehensive loss, net of tax	—	—	—	(7)	—	(7)
Other, net	—	25	(3)	—	19	41
Net income	373	696	159	—	291	1,519
Balance, September 30, 2014	$181	$10,555	$1,511	$54	$5,813	$18,114

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,519	$1,241
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	823	764
Deferred income taxes	(66)	249
Amortization included in interest expense	(48)	(63)
LIFO valuation adjustments	17	(22)
Non-cash compensation expense	42	36
Gain on sale of AmeriGas common units	(177)	(87)
Distributions on unvested awards	(12)	(9)
Equity in earnings of unconsolidated affiliates	(205)	(137)
Distributions from unconsolidated affiliates	171	220
Other non-cash	(20)	11
Net change in operating assets and liabilities, net of effects of acquisitions and deconsolidations (see Note 3)	(50)	(461)
Net cash provided by operating activities	1,994	1,742
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from SUGS Contribution (see Note 2)	—	493
Cash paid for Susser Merger, net of cash received (see Note 2)	(808)	—
Cash paid for Holdco Acquisition	—	(1,332)
Cash paid for all other acquisitions	(196)	(5)
Cash proceeds from the sale of AmeriGas common units	814	346
Capital expenditures (excluding allowance for equity funds used during construction)	(2,924)	(1,840)
Contributions in aid of construction costs	34	11
Contributions to unconsolidated affiliates	(96)	(1)
Distributions from unconsolidated affiliates in excess of cumulative earnings	96	121
Proceeds from sale of discontinued operations	79	973
Proceeds from the sale of assets	15	37
Change in restricted cash	162	—
Other	(10)	(29)
Net cash used in investing activities	(2,834)	(1,226)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	5,039	6,971
Repayments of long-term debt	(3,811)	(6,312)
Repayments of borrowings from affiliates	—	(166)
Net proceeds from issuance of Common Units	1,126	1,301
Subsidiary equity offerings, net of issue costs	593	—
Capital contributions received from noncontrolling interest	99	123
Distributions to partners	(1,430)	(1,341)
Distributions to noncontrolling interest	(247)	(309)
Debt issuance costs	(18)	(30)
Net cash provided by financing activities	1,351	237
INCREASE IN CASH AND CASH EQUIVALENTS	511	753
CASH AND CASH EQUIVALENTS, beginning of period	549	311
CASH AND CASH EQUIVALENTS, end of period	$1,060	$1,064

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
Our consolidated subsidiary, Susser Petroleum Partners LP, changed its name in October 2014 to Sunoco LP. Additionally, Trunkline LNG Company, LLC, a consolidated subsidiary of ETE, changed its name in September 2014 to Lake Charles LNG Company, LLC. All references to these entities throughout this document reflect the new name of these entities, regardless of whether the disclosure relates to periods or events prior to the dates of the name changes.
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

•
ETP owns an indirect 100% equity interest in Susser and the general partner interest, incentive distribution rights and a 44% limited partner interest in Sunoco LP. Susser operates convenience stores in Texas, New Mexico and Oklahoma. Sunoco LP distributes motor fuels to convenience stores and retail fuel outlets in Texas, New Mexico, Oklahoma, Kansas and Louisiana and other commercial customers. As discussed in Note 2, in October 2014, Sunoco LP acquired MACS from ETP. These operations are reported within the retail marketing business segment.

Our financial statements reflect the following reportable business segments:
•intrastate transportation and storage;
•interstate transportation and storage;
•midstream;
•liquids transportation and services;
•investment in Sunoco Logistics;
•retail marketing; and
•all other.
Preparation of Interim Financial Statements
The accompanying consolidated balance sheet as of December 31, 2013, which has been derived from audited financial statements, and the unaudited interim consolidated financial statements and notes thereto of the Partnership as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 have been prepared in accordance with GAAP for interim consolidated financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. However, management believes that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year due to the seasonal nature of the Partnership’s operations, maintenance activities and the impact of forward natural gas prices and differentials on certain derivative financial instruments that are accounted for using mark-to-market accounting.
In the opinion of management, all adjustments (all of which are normal and recurring) have been made that are necessary to fairly state the consolidated financial position of the Partnership as of September 30, 2014, and the Partnership’s results of operations and cash flows for the three and nine months ended September 30, 2014 and 2013. The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto presented in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 27, 2014.
Certain prior period amounts have been reclassified to conform to the 2014 presentation. These reclassifications had no impact on net income or total equity.
We record the collection of taxes to be remitted to government authorities on a net basis except for our retail marketing segment in which consumer excise taxes on sales of refined products and merchandise are included in both revenues and cost of products sold in the consolidated statements of operations, with no net impact on net income. Excise taxes collected by our retail marketing segment were $632 million and $581 million for the three months ended September 30, 2014 and 2013, respectively, and $1.74 billion and $1.66 billion for the nine months ended September 30, 2014 and 2013, respectively.
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
2014
Susser Merger
On August 29, 2014, ETP and Susser completed the previously announced merger of an indirect wholly-owned subsidiary of ETP, with and into Susser, with Susser surviving the merger as a subsidiary of ETP for total consideration valued at approximately $1.8 billion (the “Susser Merger”). The total consideration paid in cash was approximately $875 million and the total consideration paid in equity was approximately 15.8 million ETP Common Units. The Susser Merger broadens our retail geographic footprint and provides synergy opportunities and a platform for future growth.
In connection with the Susser Merger, ETP acquired an indirect 100% equity interest in Susser and the general partner interest and the incentive distribution rights in Sunoco LP, approximately 11 million Sunoco LP common and subordinated units, and Susser’s existing retail operations, consisting of 630 convenience store locations.
Effective with the closing of the transaction, Susser ceased to be a publicly traded company and its common stock discontinued trading on the NYSE.
Summary of Assets Acquired and Liabilities Assumed
We accounted for the Susser Merger using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date. Our consolidated balance sheet as of September 30, 2014 reflected the preliminary purchase price allocations based on available information. Management is reviewing the valuation and confirming the results to determine the final purchase price allocation.
The following table summarizes the preliminary assets acquired and liabilities assumed recognized as of the merger date:

Susser
Total current assets	$422
Property, plant and equipment	1,065
Goodwill(1)	1,605
Intangible assets	481
Other non-current assets	27
3,600

Current liabilities	377
Long-term debt, less current maturities	564
Deferred income taxes	432
Other non-current liabilities	40
Noncontrolling interest	404
1,817
Total consideration	1,783
Cash received	67
Total consideration, net of cash received	$1,716

(1)	None of the goodwill is expected to be deductible for tax purposes.

ETP incurred merger related costs related to the Susser Merger of $24 million during the three months ended September 30, 2014. Our consolidated statements of operations for the three and nine months ended September 30, 2014 reflected revenue and net income related to Susser of $575 million and $2 million, respectively.
No pro forma information has been presented, as the impact of these acquisitions was not material in relation to ETP’s consolidated results of operations.
MACS to Sunoco LP
On October 1, 2014, Sunoco LP acquired MACS from ETP in a transaction valued at approximately $768 million (the “MACS Transaction”). The transaction included approximately 110 company-operated retail convenience stores and 200 dealer-operated and consignment sites from MACS. The consideration paid by Sunoco LP consisted of approximately 4 million Sunoco LP common units issued to ETP and $556 million in cash, subject to customary closing adjustments. Sunoco LP initially financed the cash portion by utilizing availability under its revolving credit facility. In October 2014, Sunoco LP partially repaid borrowings on its revolving credit facility with net proceeds of $359 million from a public offering of 8 million Sunoco LP common units.
Aloha Petroleum Acquisition
On September 25, 2014, Sunoco LP entered into a definitive agreement to acquire Honolulu, Hawaii-based Aloha Petroleum, Ltd (“Aloha Petroleum”). Aloha Petroleum is an independent gasoline marketer and convenience store operator in Hawaii, with an extensive wholesale fuel distribution network and six fuel storage terminals on the islands. The base purchase price for Aloha Petroleum is approximately $240 million, subject to post-closing earn-out, certain closing adjustments, and before transaction costs and expenses. The transaction is expected to close in the fourth quarter of 2014, subject to customary closing conditions and required consents and approvals.
Lake Charles LNG Transaction
On February 19, 2014, ETP completed the transfer to ETE of Lake Charles LNG, the entity that owns a LNG regasification facility in Lake Charles, Louisiana, in exchange for the redemption by ETP of 18.7 million ETP Common Units held by ETE (the “Lake Charles LNG Transaction”). This transaction was effective as of January 1, 2014, at which time ETP deconsolidated Lake Charles LNG, including goodwill of $184 million and intangible assets of $50 million related to Lake Charles LNG. The results of Lake Charles LNG’s operations have not been presented as discontinued operations and Lake Charles LNG’s assets and liabilities have not been presented as held for sale in the Partnership’s consolidated financial statements due to the continuing involvement among the entities.
In connection with ETE’s acquisition of Lake Charles LNG, ETP agreed to continue to provide management services for ETE through 2015 in relation to both Lake Charles LNG’s regasification facility and the development of a liquefaction project at Lake Charles LNG’s facility, for which ETE has agreed to pay incremental management fees to ETP of $75 million per year for the years ending December 31, 2014 and 2015. ETE also agreed to provide additional subsidies to ETP through the relinquishment of future incentive distributions, as discussed further in Note 10.
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
Discontinued Operations
Discontinued operations for the nine months ended September 30, 2014 included the results of operations for a marketing business that had been recently acquired and was sold effective April 1, 2014, as well as a $39 million gain on the sale. The disposed subsidiary’s results of operations were not material during any periods in 2013; therefore, the disposed subsidiary’s results were not reclassified to discontinued operations in the prior period.
Discontinued operations for the three and nine months ended September 30, 2013 included the results of Southern Union’s distribution operations.

3.	CASH AND CASH EQUIVALENTS:
Cash and cash equivalents include all cash on hand, demand deposits, and investments with original maturities of three months or less. We consider cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of changes in value.
The net change in operating assets and liabilities (net of acquisitions) included in cash flows from operating activities is comprised as follows:

	Nine Months Ended September 30,
	2014	2013
Accounts receivable	$(770)	$(392)
Accounts receivable from related companies	(30)	(50)
Inventories	208	(132)
Other current assets	58	(186)
Other non-current assets, net	(23)	(29)
Accounts payable	506	398
Accounts payable to related companies	2	(67)
Exchanges payable	(17)	36
Accrued and other current liabilities	29	92
Other non-current liabilities	(53)	(15)
Price risk management assets and liabilities, net	40	(116)
Net change in operating assets and liabilities, net of effects of acquisitions and deconsolidations	$(50)	$(461)

Non-cash investing and financing activities are as follows:

	Nine Months Ended September 30,
	2014	2013
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$338	$190
Regency common units and Class F units received in exchange for contribution of SUGS	$—	$961
Net gains from subsidiary common unit issuances	$81	$—
NON-CASH FINANCING ACTIVITIES:
Issuance of Common Units in connection with the Susser Merger (see Note 2)	$908	$—
Issuance of Common Units in connection with the Holdco Acquisition	$—	$2,464
Redemption of Common Units in connection with the Lake Charles LNG Transaction (see Note 2)	$1,167	$—

4.	INVENTORIES:
Inventories consisted of the following:

	September 30, 2014	December 31, 2013
Natural gas and NGLs	$382	$519
Crude oil	459	488
Refined products	597	597
Appliances, parts and fittings and other	262	161
Total inventories	$1,700	$1,765
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
AmeriGas Partners, L.P.
During the nine months ended September 30, 2014, we sold a total of approximately 18.9 million AmeriGas common units for net proceeds of $814 million. Net proceeds from these sales were used to repay borrowings under the ETP Credit Facility and for general partnership purposes. Subsequent to the sales, the Partnership’s remaining interest in AmeriGas common units consisted of 3.1 million units held by a wholly-owned captive insurance company.
Bayview Refining Company, LLC
In May 2014, Sunoco Logistics entered into a joint agreement to form Bayview Refining Company, LLC (“Bayview”). Bayview will construct and operate a facility that will process crude oil into intermediate petroleum products. Sunoco Logistics will fund construction of the facility through contributions proportionate to its 49% economic and voting interests, with the remaining portion funded by the joint owner through a promissory note entered into with Sunoco Logistics. Through September 30, 2014, the joint owners have made contributions totaling $21 million. The facility is expected to commence operations in the second half of 2015. Bayview is a variable interest entity of which Sunoco Logistics is not the primary beneficiary. As a result, Sunoco Logistics’ interest in Bayview is reflected as an equity method investment.

6.	FAIR VALUE MEASUREMENTS:
We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. During the nine months ended September 30, 2014, no transfers were made between any levels within the fair value hierarchy.
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value of our consolidated debt obligations at September 30, 2014 and December 31, 2013 was $20.09 billion and $17.69 billion, respectively. As of September 30, 2014 and December 31, 2013, the aggregate carrying amount of our consolidated debt obligations was $18.89 billion and $17.09 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 based on inputs used to derive their fair values:

		Fair Value Measurements at September 30, 2014
	Fair Value Total	Level 1	Level 2
Assets:
Interest rate derivatives	$3	$—	$3
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	6	6	—
Swing Swaps IFERC	6	1	5
Fixed Swaps/Futures	69	69	—
Forward Physical Swaps	1	—	1
Power:
Forwards	2	—	2
Futures	1	1	—
Natural Gas Liquids – Forwards/Swaps	13	13	—
Refined Products – Futures	19	19	—
Total commodity derivatives	117	109	8
Total assets	$120	$109	$11
Liabilities:
Interest rate derivatives	$(86)	$—	$(86)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(8)	(8)	—
Swing Swaps IFERC	(5)	(1)	(4)
Fixed Swaps/Futures	(73)	(73)	—
Forward Physical Swaps	(1)	—	(1)
Power:
Forwards	(2)	—	(2)
Futures	(2)	(2)	—
Natural Gas Liquids – Forwards/Swaps	(18)	(18)	—
Refined Products – Futures	(5)	(5)	—
Total commodity derivatives	(114)	(107)	(7)
Total liabilities	$(200)	$(107)	$(93)

		Fair Value Measurements at December 31, 2013
	Fair Value Total	Level 1	Level 2
Assets:
Interest rate derivatives	$47	$—	$47
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	5	5	—
Swing Swaps IFERC	8	1	7
Fixed Swaps/Futures	201	201	—
Power – Forwards	3	—	3
Natural Gas Liquids – Forwards/Swaps	5	5	—
Refined Products – Futures	5	5	—
Total commodity derivatives	227	217	10
Total assets	$274	$217	$57
Liabilities:
Interest rate derivatives	$(95)	$—	$(95)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(4)	(4)	—
Swing Swaps IFERC	(6)	—	(6)
Fixed Swaps/Futures	(201)	(201)	—
Forward Physical Swaps	(1)	—	(1)
Power – Forwards	(1)	—	(1)
Natural Gas Liquids – Forwards/Swaps	(5)	(5)	—
Refined Products – Futures	(5)	(5)	—
Total commodity derivatives	(223)	(215)	(8)
Total liabilities	$(318)	$(215)	$(103)

7.	NET INCOME PER LIMITED PARTNER UNIT:
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

A reconciliation of income from continuing operations and weighted average units used in computing basic and diluted income from continuing operations per unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Income from continuing operations	$447	$391	$1,453	$1,197
Less: Income from continuing operations attributable to noncontrolling interest	105	49	291	227
Income from continuing operations, net of noncontrolling interest	342	342	1,162	970
General Partner’s interest in income from continuing operations	135	146	373	428
Class H Unitholder’s interest in income from continuing operations	59	—	159	—
Common Unitholders’ interest in income from continuing operations	148	196	630	542
Additional earnings allocated to General Partner	—	—	(2)	(1)
Distributions on employee unit awards, net of allocation to General Partner	(3)	(3)	(9)	(8)
Income from continuing operations available to Common Unitholders	$145	$193	$619	$533
Weighted average Common Units – basic	331.4	374.1	324.8	342.8
Basic income from continuing operations per Common Unit	$0.44	$0.51	$1.91	$1.55
Dilutive effect of unvested Unit Awards	1.7	1.4	1.6	1.3
Weighted average Common Units, assuming dilutive effect of unvested Unit Awards	333.1	375.5	326.4	344.1
Diluted income from continuing operations per Common Unit	$0.44	$0.51	$1.90	$1.55
Basic income from discontinued operations per Common Unit	$—	$0.04	$0.20	$0.08
Diluted income from discontinued operations per Common Unit	$—	$0.04	$0.20	$0.08

8.	DEBT OBLIGATIONS:
Senior Notes
In April 2014, Sunoco Logistics issued $300 million aggregate principal amount of 4.25% senior notes due April 2024 and $700 million aggregate principal amount of 5.30% senior notes due April 2044. The net proceeds from the offering were used to pay outstanding borrowings under the Sunoco Logistics Credit Facility and for general partnership purposes.
Credit Facilities
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $2.5 billion and expires in October 2017. The indebtedness under the ETP Credit Facility is unsecured and not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. As of September 30, 2014, the ETP Credit Facility had $800 million of outstanding borrowings.
Sunoco Logistics Credit Facilities
Sunoco Logistics maintains a $1.5 billion unsecured credit facility (the “Sunoco Logistics Credit Facility”), which matures in November 2018. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $2.25 billion under certain conditions. As of September 30, 2014, the Sunoco Logistics Credit Facility had $525 million of outstanding borrowings.

Sunoco LP Credit Facility
On September 25, 2014, Sunoco LP entered into a $1.25 billion revolving credit agreement (the “Sunoco LP Credit Facility”), which expires in September 2019. The Sunoco LP Credit Facility can be increased from time to time upon Sunoco LP’s written request, subject to certain conditions, up to an additional $250 million. As of September 30, 2014, the Sunoco LP Credit Facility had $270 million of outstanding borrowings.
Compliance with Our Covenants
We were in compliance with all requirements, tests, limitations, and covenants related to our credit agreements as of September 30, 2014.

9.	REDEEMABLE NONCONTROLLING INTERESTS:
The noncontrolling interest holders in one of Sunoco Logistics’ consolidated subsidiaries have the option to sell their interests to Sunoco Logistics.  In accordance with applicable accounting guidance, the noncontrolling interest is excluded from total equity and reflected as redeemable interest on ETP’s consolidated balance sheet as of September 30, 2014.

10.	EQUITY:
ETP Common Unit Activity
The change in ETP Common Units during the nine months ended September 30, 2014 was as follows:

Number of Units
Number of Common Units at December 31, 2013	333.8
Common Units issued in connection with Equity Distribution Agreements	18.2
Common Units issued in connection with the Distribution Reinvestment Plan	1.9
Common Units issued in connection with the Susser Merger (see Note 2)	15.8
Common Units redeemed in connection with the Lake Charles LNG Transaction (see Note 2)	(18.7)
Number of Common Units at September 30, 2014	351.0
During the nine months ended September 30, 2014, we received proceeds of $1.03 billion, net of commissions of $11 million, from the issuance of units pursuant to equity distribution agreements, which were used for general partnership purposes. As of September 30, 2014, approximately $109 million of our Common Units remained available to be issued under an equity distribution agreement, and all of the remaining capacity was utilized in October 2014.
During the nine months ended September 30, 2014, distributions of $100 million were reinvested under the Distribution Reinvestment Plan resulting in the issuance of 1.9 million Common Units. As of September 30, 2014, a total of 0.2 million Common Units remain available to be issued under the existing registration statement.
In October 2014, we filed a new registration statement with the SEC covering the issuance of up to an additional 8 million Common Units under the Distribution Reinvestment Plan.
Sales of Common Units by Subsidiaries
With respect to our investments in Sunoco Logistics and Sunoco LP, we account for the difference between the carrying amount of our investment in and the underlying book value arising from the issuance or redemption of units by the respective subsidiary (excluding transactions with us) as capital transactions.
As a result of Sunoco Logistics’ issuances of common units during the nine months ended September 30, 2014, we recognized increases in partners’ capital of $81 million.
Sales of Common Units by Sunoco Logistics
In May 2014, Sunoco Logistics entered into an equity distribution agreement pursuant to which Sunoco Logistics may sell from time to time common units having aggregate offering prices of up to $250 million. During the nine months ended September 30, 2014, Sunoco Logistics received proceeds of $231 million, net of commissions of $2 million, from the issuance of units pursuant to the equity distribution agreement, which were used for general partnership purposes. All remaining units authorized under this equity distribution agreement were issued during October 2014.
In September 2014, Sunoco Logistics filed a registration statement which will allow it to issue up to an additional $1.0 billion of common units directly to the public under its equity distribution agreement.
Additionally, Sunoco Logistics completed an overnight public offering of 7.7 million common units for net proceeds of $362 million in September 2014. The net proceeds from this offering were used to repay outstanding borrowings under the $1.5 billion Sunoco Logistics Credit Facility and for general partnership purposes.
Sales of Common Units by Sunoco LP
In October 2014, Sunoco LP issued 8.0 million common units in an underwritten public offering. Net proceeds of $359 million from the offering were used to repay amounts outstanding under the $1.25 billion Sunoco LP Credit Facility and for general partnership purposes.
Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by ETP subsequent to December 31, 2013:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2013	February 7, 2014	February 14, 2014	$0.9200
March 31, 2014	May 5, 2014	May 15, 2014	0.9350
June 30, 2014	August 4, 2014	August 14, 2014	0.9550
September 30, 2014	November 3, 2014	November 14, 2014	0.9750
In connection with previous transactions between ETP and ETE, ETE has agreed to relinquish its right to certain incentive distributions in future periods, and ETP has agreed to make incremental distributions on the Class H Units in future periods. The net impact of these adjustments resulted in a reduction of $88 million in the distributions to be paid from ETP to ETE for the nine months ended September 30, 2014. Following is a summary of the net reduction in total distributions that would potentially be made to ETE in future periods:

Total Year
2014 (remainder)	$35
2015	86
2016	107
2017	85
2018	80
2019	70
The amounts reflected above include the relinquishment of $350 million in the aggregate of incentive distributions that would potentially be made to ETE over the first forty fiscal quarters commencing immediately after the consummation of the Susser Merger. Such relinquishments would cease upon the agreement of an exchange of the Sunoco LP general partner interest and the incentive distribution rights between ETE and ETP.
Sunoco Logistics Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by Sunoco Logistics subsequent to December 31, 2013:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2013	February 10, 2014	February 14, 2014	$0.3312
March 31, 2014	May 9, 2014	May 15, 2014	0.3475
June 30, 2014	August 8, 2014	August 14, 2014	0.3650
September 30, 2014	November 7, 2014	November 14, 2014	0.3825

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
Sunoco LP Quarterly Distributions of Available Cash
Following are distributions declared by Sunoco LP subsequent to our acquisition on August 29, 2014:

Quarter Ended	Record Date	Payment Date	Rate
September 30, 2014	November 18, 2014	November 28, 2014	$0.5457
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	September 30, 2014	December 31, 2013
Available-for-sale securities	$3	$2
Foreign currency translation adjustment	(4)	(1)
Net loss on commodity related hedges	(1)	(4)
Actuarial gain related to pensions and other postretirement benefits	54	56
Investments in unconsolidated affiliates, net	2	8
Total AOCI, net of tax	$54	$61

11.	INCOME TAXES:
Income tax expense from continuing operations for the nine months ended September 30, 2014 included the impact of the Lake Charles LNG Transaction, which was treated as a sale for tax purposes, resulting in $87 million of incremental income tax expense.
The acquisition of Susser (see Note 2) on August 29, 2014 did not have a material impact on income tax expense or the effective rate for the third quarter of 2014 due to the timing of the acquisition. However, the acquisition of Susser is expected to increase the effective rate for the full year of 2014. Additionally, deferred tax liabilities increased by approximately $457 million as a result of the acquisition.

12.	RETIREMENT BENEFITS:
The following tables set forth the components of net period benefit cost of the Partnership’s pension and other postretirement benefit plans:

	Three Months Ended September 30,
	2014		2013
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net periodic benefit cost:
Service cost	$—	$—	$—	$(1)
Interest cost	8	1	10	2
Expected return on plan assets	(10)	(2)	(15)	(3)
Prior service cost amortization	—	—	—	1
Actuarial loss amortization	—	—	1	—
Settlement credits	(1)	—	—	—
	(3)	(1)	(4)	(1)
Regulatory adjustment	—	—	1	—
Net periodic benefit cost	$(3)	$(1)	$(3)	$(1)

	Nine Months Ended September 30,
	2014		2013
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net periodic benefit cost:
Service cost	$1	$—	$5	$—
Interest cost	23	4	28	5
Expected return on plan assets	(30)	(6)	(45)	(7)
Prior service cost amortization	—	—	—	1
Actuarial (gain) loss amortization	(1)	—	2	—
Settlement credits	(3)	—	(2)	—
	(10)	(2)	(12)	(1)
Regulatory adjustment	—	—	5	—
Net periodic benefit cost	$(10)	$(2)	$(7)	$(1)
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
Transwestern Rate Case
On October 1, 2014, Transwestern filed a general NGA Section 4 rate case pursuant to a 2011 settlement agreement with its shippers.  Transwestern expects the FERC to set a procedural schedule with a hearing scheduled in late 2015 for this case.
FGT Rate Case
On October 31, 2014, FGT filed a general NGA Section 4 rate case pursuant to a 2010 settlement agreement with its shippers. FGT expects the FERC to set a procedural schedule with a hearing scheduled in late 2015 for this case.

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
We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2056. The table below reflects rental expense under these operating leases included in operating expenses in the accompanying statements of operations, which include contingent rentals, and rental expense recovered through related sublease rental income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Rental expense(1)	$29	$31	$85	$93
Less: Sublease rental income	(9)	(6)	(27)	(16)
Rental expense, net	$20	$25	$58	$77

(1)
Includes contingent rentals totaling $8 million for the three months ended September 30, 2014 and 2013, and $17 million and $18 million for the nine months ended September 30, 2014 and 2013, respectively.

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
As of September 30, 2014, Sunoco is a defendant in nine cases, including cases initiated by the States of New Jersey, Vermont, the Commonwealth of Pennsylvania, and two others by the Commonwealth of Puerto Rico with the more recent Puerto Rico action being a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. Six of these cases are venued in a multidistrict litigation (“MDL”) proceeding in a New York federal court. The most recently filed Puerto Rico action is expected to be transferred to the MDL. The New Jersey, Puerto Rico, Vermont, and Pennsylvania cases assert natural resource damage claims.
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
Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency. As of September 30, 2014 and December 31, 2013, accruals of approximately $42 million and $46 million, respectively, were reflected on our consolidated balance sheets related to these contingent obligations. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.
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
No amounts have been recorded in our September 30, 2014 or December 31, 2013 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
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

•
Sunoco is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of September 30, 2014, Sunoco had been named as a PRP at approximately 49 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. Sunoco is usually one of a number of companies identified as a PRP at a site. Sunoco has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	September 30, 2014	December 31, 2013
Current	$71	$45
Non-current	313	350
Total environmental liabilities	$384	$395
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
During the three months ended September 30, 2014 and 2013, Sunoco recorded $10 million and $8 million, respectively, of expenditures related to environmental cleanup programs. During the nine months ended September 30, 2014 and 2013, Sunoco recorded $27 million and $23 million, respectively, of expenditures related to environmental cleanup programs.
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

We may use derivatives in our liquids transportation and services segment to manage our storage facilities and the purchase and sale of purity NGLs.
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
We also use derivatives to hedge a variety of price risks in our retail marketing segment. Futures and swaps are used to achieve ratable pricing of crude oil purchases, to convert certain expected refined product sales to fixed or floating prices, to lock in margins for certain refined products and to lock in the price of a portion of natural gas purchases or sales and transportation costs. The derivatives used in our retail marketing segment represent economic hedges; however, we have elected not to designate any of the hedges in this business segment. Therefore, all realized and unrealized gains and losses from these derivative contracts are recognized in the consolidated statements of operations during the current period.
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

The following table details our outstanding commodity-related derivatives:

	September 30, 2014		December 31, 2013
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	920,000	2014-2015	9,457,500	2014-2019
Basis Swaps IFERC/NYMEX(1)	2,882,500	2014-2015	(487,500)	2014-2017
Options – Puts	5,000,000	2015	—	—
Swing Swaps	—	—	1,937,500	2014-2016
Power (Megawatt):
Forwards	343,775	2014	351,050	2014
Futures	(57,744)	2014	(772,476)	2014
Options – Puts	(54,400)	2014	(52,800)	2014
Options – Calls	54,400	2014	103,200	2014
Crude (Bbls) – Futures	(81,000)	2014	103,000	2014
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(7,182,500)	2014-2015	570,000	2014
Swing Swaps IFERC	17,790,000	2014	(9,690,000)	2014-2016
Fixed Swaps/Futures	(8,067,500)	2014-2019	(8,195,000)	2014-2015
Forward Physical Contracts	(9,325,164)	2014-2015	5,668,559	2014-2015
Natural Gas Liquid (Bbls) – Forwards/Swaps	(1,602,800)	2014-2015	(1,133,600)	2014
Refined Products (Bbls) – Futures	(243,000)	2014-2015	(280,000)	2014
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(24,197,500)	2015	(7,352,500)	2014
Fixed Swaps/Futures	(24,197,500)	2015	(50,530,000)	2014
Hedged Item – Inventory	24,197,500	2015	50,530,000	2014
Cash Flow Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(460,000)	2014	(1,825,000)	2014
Fixed Swaps/Futures	(3,220,000)	2014	(12,775,000)	2014
Natural Gas Liquid (Bbls) – Forwards/Swaps	(255,000)	2014	(780,000)	2014
Crude (Bbls) – Futures	—	—	(30,000)	2014

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
We expect gains of less than $1 million related to commodity derivatives to be reclassified into earnings over the next 12 months related to amounts currently reported in AOCI. The amount ultimately realized, however, will differ as commodity prices change and the underlying physical transaction occurs.
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
The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Entity	Term	Type(1)	Notional Amount Outstanding
			September 30, 2014	December 31, 2013
ETP	July 2014(2)	Forward-starting to pay a fixed rate of 4.25% and receive a floating rate	$—	$400
ETP	July 2015(2)	Forward-starting to pay a fixed rate of 3.38% and receive a floating rate	200	—
ETP	July 2016(3)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	200	—
ETP	July 2017(4)	Forward-starting to pay a fixed rate of 4.18% and receive a floating rate	200	—
ETP	July 2018(4)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	—
ETP	July 2018	Pay a floating rate plus a spread of 4.17% and receive a fixed rate of 6.70%	—	600
ETP	June 2021	Pay a floating rate plus a spread of 2.17% and receive a fixed rate of 4.65%	—	400
ETP	February 2023	Pay a floating rate plus a spread of 1.73% and receive a fixed rate of 3.60%	200	400
Panhandle	November 2021	Pay a fixed rate of 3.82% and receive a floating rate	125	275

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 10 years with a mandatory termination date the same as the effective date.

(3)	Represents the effective date. These forward-starting swaps have terms of 10 and 30 years with a mandatory termination date the same as the effective date.

(4)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
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
Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$2	$3	$(3)	$(18)
	2	3	(3)	(18)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	114	227	(110)	(209)
Commodity derivatives	12	39	(12)	(38)
Interest rate derivatives	3	47	(86)	(95)
	129	313	(208)	(342)
Total derivatives	$131	$316	$(211)	$(360)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Derivatives in offsetting agreements:
OTC contracts	Price risk management assets (liabilities)	$12	$41	$(12)	$(38)
Broker cleared derivative contracts	Other current assets	130	265	(152)	(318)
		142	306	(164)	(356)
Offsetting agreements:
Counterparty netting	Price risk management assets (liabilities)	(9)	(36)	9	36
Payments on margin deposit	Other current assets	(5)	(1)	30	55
		(14)	(37)	39	91
Net derivatives with offsetting agreements		128	269	(125)	(265)
Derivatives without offsetting agreements		3	47	(86)	(95)
Total derivatives		$131	$316	$(211)	$(360)
We disclose the non-exchange traded financial derivative instruments as price risk management assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Change in Value Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Derivatives in cash flow hedging relationships:
Commodity derivatives	$3	$(4)	$(3)	$4
Total	$3	$(4)	$(3)	$4

	Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Derivatives in cash flow hedging relationships:
Commodity derivatives	Cost of products sold	$—	$3	$(6)	$5
Total		$—	$3	$(6)	$5

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$1	$—	$(5)	$4
Total		$1	$—	$(5)	$4

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$(4)	$(11)	$(2)	$(12)
Commodity derivatives – Non-trading	Cost of products sold	34	(23)	9	(20)
Commodity derivatives – Non-trading	Deferred gas purchases	—	—	—	(3)
Interest rate derivatives	Gains (losses) on interest rate derivatives	(25)	—	(73)	46
Total		$5	$(34)	$(66)	$11

15.	RELATED PARTY TRANSACTIONS:
ETE has agreements with subsidiaries to provide or receive various general and administrative services. ETE pays us to provide services on its behalf and on behalf of other subsidiaries of ETE, which includes the reimbursement of various operating and general and administrative expenses incurred by us on behalf of ETE and its subsidiaries.
In connection with the Lake Charles LNG Transaction, ETP agreed to continue to provide management services for ETE through 2015 in relation to both Lake Charles LNG’s regasification facility and the development of a liquefaction project at Lake Charles LNG’s facility, for which ETE has agreed to pay incremental management fees to ETP of $75 million per year for the years ending December 31, 2014 and 2015.
The Partnership also has related party transactions with several of its equity method investees. In addition to commercial transactions, these transactions include the provision of certain management services and leases of certain assets.
The following table summarizes the affiliate revenues on our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Affiliated revenues	$295	$439	$1,026	$1,154

The following table summarizes the related company balances on our consolidated balance sheets:

	September 30, 2014	December 31, 2013
Accounts receivable from related companies:
ETE	$73	$18
Regency	57	53
PES	4	7
FGT	12	29
ET Crude Oil	28	24
Lake Charles LNG	2	—
Other	19	34
Total accounts receivable from related companies:	$195	$165

Accounts payable to related companies:
ETE	$1	$8
Regency	36	24
FGT	2	8
Lake Charles LNG	2	—
Other	1	5
Total accounts payable to related companies:	$42	$45

16.	OTHER INFORMATION:
The following tables present additional detail for certain balance sheet captions.
Other Current Assets
Other current assets consisted of the following:

	September 30, 2014	December 31, 2013
Deposits paid to vendors	$46	$49
Prepaid expenses and other	223	261
Total other current assets	$269	$310
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	September 30, 2014	December 31, 2013
Interest payable	$250	$294
Customer advances and deposits	74	126
Accrued capital expenditures	332	166
Accrued wages and benefits	168	155
Taxes payable other than income taxes	313	214
Income taxes payable	124	3
Deferred income taxes	132	119
Other	284	351
Total accrued and other current liabilities	$1,677	$1,428

17.	REPORTABLE SEGMENTS:
Our financial statements currently reflect the following reportable segments, which conduct their business in the United States, as follows:
•intrastate transportation and storage;
•interstate transportation and storage;
•midstream;
•liquids transportation and services;
•investment in Sunoco Logistics;
•retail marketing; and
•all other.
Previously, our reportable segments included a separate segment for NGL transportation and services, which has now been combined into our liquids transportation and services segment and includes our operations related to NGL and crude, except for the crude transportation operations that are included in Sunoco Logistics.  The liquids transportation and services segment includes the Bakken crude project, for which capital expenditures had previously been reported in the “All other” segment.
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
Revenues from our intrastate transportation and storage segment are primarily reflected in natural gas sales and gathering, transportation and other fees. Revenues from our interstate transportation and storage segment are primarily reflected in gathering, transportation and other fees. Revenues from our midstream segment are primarily reflected in natural gas sales, NGL sales and gathering, transportation and other fees. Revenues from our liquids transportation and services segment are primarily reflected in NGL sales and gathering, transportation and other fees. Revenues from our investment in Sunoco Logistics segment are primarily reflected in crude sales. Revenues from our retail marketing segment are primarily reflected in refined product sales.
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

The following tables present financial information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$559	$502	$2,075	$1,705
Intersegment revenues	42	51	172	155
	601	553	2,247	1,860
Interstate transportation and storage:
Revenues from external customers	254	296	794	973
Intersegment revenues	4	15	11	19
	258	311	805	992
Midstream:
Revenues from external customers	311	334	915	973
Intersegment revenues	516	175	1,285	713
	827	509	2,200	1,686
Liquids transportation and services:
Revenues from external customers	1,165	537	2,844	1,303
Intersegment revenues	31	11	85	48
	1,196	548	2,929	1,351
Investment in Sunoco Logistics:
Revenues from external customers	4,862	4,502	14,080	12,215
Intersegment revenues	53	26	133	136
	4,915	4,528	14,213	12,351
Retail marketing:
Revenues from external customers	5,985	5,297	16,561	15,805
Intersegment revenues	3	1	6	6
	5,988	5,298	16,567	15,811
All other:
Revenues from external customers	482	434	1,610	1,333
Intersegment revenues	88	92	272	309
	570	526	1,882	1,642
Eliminations	(737)	(371)	(1,964)	(1,386)
Total revenues	$13,618	$11,902	$38,879	$34,307

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Segment Adjusted EBITDA:
Intrastate transportation and storage	$108	$108	$395	$352
Interstate transportation and storage	264	310	829	968
Midstream	159	136	442	350
Liquids transportation and services	163	100	432	257
Investment in Sunoco Logistics	246	181	734	661
Retail marketing	191	100	436	234
All other	41	7	279	145
Total	1,172	942	3,547	2,967
Depreciation and amortization	(289)	(253)	(823)	(764)
Interest expense, net of interest capitalized	(212)	(210)	(648)	(632)
Gain on sale of AmeriGas common units	14	87	177	87
Gains (losses) on interest rate derivatives	(25)	—	(73)	46
Non-cash unit-based compensation expense	(15)	(12)	(42)	(36)
Unrealized gains (losses) on commodity risk management activities	16	8	(14)	45
LIFO valuation adjustments	(51)	6	(17)	22
Adjusted EBITDA related to discontinued operations	—	(12)	(27)	(75)
Adjusted EBITDA related to unconsolidated affiliates	(163)	(151)	(529)	(474)
Equity in earnings of unconsolidated affiliates	69	28	205	137
Other, net	(17)	5	(35)	13
Income from continuing operations before income tax expense	$499	$438	$1,721	$1,336

	September 30, 2014	December 31, 2013
Total assets:
Intrastate transportation and storage	$4,544	$4,606
Interstate transportation and storage	10,142	10,988
Midstream	3,397	3,133
Liquids transportation and services	4,736	4,326
Investment in Sunoco Logistics	14,163	11,650
Retail marketing	8,509	3,936
All other	3,080	5,063
Total	$48,571	$43,702

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
References to “we,” “us,” “our,” the “Partnership” and “ETP” shall mean Energy Transfer Partners, L.P. and its subsidiaries.
Our consolidated subsidiary, Susser Petroleum Partners LP, changed its name in October 2014 to Sunoco LP. Additionally, Trunkline LNG Company, LLC, a consolidated subsidiary of ETE, changed its name in September 2014 to Lake Charles LNG Company, LLC. All references to these entities throughout this document reflect the new name of these entities, regardless of whether the disclosure relates to periods or events prior to the dates of the name changes.
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

•	NGL transportation, storage and fractionation services primarily through Lone Star.

•	Refined product and crude oil operations, including the following:

•	refined product and crude oil transportation through Sunoco Logistics; and

•	retail marketing of gasoline and middle distillates through Sunoco, MACS, Susser and Sunoco LP.
RECENT DEVELOPMENTS
Gathering and Processing Construction Projects
On November 5, 2014, ETP announced its plans to construct two new 200 million cubic feet per day cryogenic gas processing plants and associated gathering systems in the Eagle Ford and Eaglebine production areas.  ETP expects to have the first plant online by June 2015 and the second plant by the fourth quarter of 2015.
Lone Star Fractionator
On November 5, 2014, ETP and Regency announced that Lone Star will construct a third natural gas liquids fractionator at its facility in Mont Belvieu, Texas, which will bring Lone Star’s total fractionation capacity at Mont Belvieu to 300,000 Bbls/d. Lone Star’s third fractionator is scheduled to be operational by December 2015.
Phillips 66 Joint Venture
In October 2014, ETE, ETP and Phillips 66 announced that they have formed two joint ventures to develop the previously announced Dakota Access Pipeline (“DAPL”) and Energy Transfer Crude Oil Pipeline (“ETCOP”) projects. ETP and ETE will hold an aggregate interest of 75% in each joint venture and will operate both pipeline systems. Phillips 66 owns the remaining 25% interests and will fund its proportionate share of the construction costs. The DAPL and ETCOP projects are expected to begin commercial operations in the fourth quarter of 2016.
ET Rover
In October 2014, ETP announced it has secured additional long-term binding shipper agreements on its Rover natural gas pipeline project to connect Marcellus and Utica share supplies to markets in the Midwest, Great Lakes and Gulf Coast regions of the United

States and Canada. As a result of the additional agreements, the pipeline is fully subscribed with 15 and 20 year fee-based contracts to transport 3.25 billion cubic feet per day of capacity.
MACS to Sunoco LP
On October 1, 2014, Sunoco LP acquired MACS from ETP in a transaction valued at approximately $768 million (the “MACS Transaction”). The transaction included approximately 110 company-operated retail convenience stores and 200 dealer-operated and consignment sites from MACS. The consideration paid by Sunoco LP consisted of approximately 4 million Sunoco LP common units issued to ETP and $556 million in cash, subject to customary closing adjustments. Sunoco LP initially financed the cash portion by utilizing availability under its revolving credit facility. In October 2014, Sunoco LP partially repaid borrowings on its revolving credit facility with net proceeds of $359 million from a public offering of 8 million Sunoco LP common units.
Aloha Petroleum Acquisition
On September 25, 2014, Sunoco LP entered into a definitive agreement to acquire Honolulu, Hawaii-based Aloha Petroleum, Ltd (“Aloha Petroleum”). Aloha Petroleum is an independent gasoline marketer and convenience store operator in Hawaii, with an extensive wholesale fuel distribution network and six fuel storage terminals on the islands. The base purchase price for Aloha Petroleum is approximately $240 million, subject to post-closing earn-out, certain closing adjustments, and before transaction costs and expenses. The transaction is expected to close in the fourth quarter of 2014, subject to customary closing conditions and required consents and approvals.
Susser Holdings Merger
On August 29, 2014, ETP and Susser completed the previously announced merger of an indirect wholly-owned subsidiary of ETP, with and into Susser, with Susser surviving the merger as a subsidiary of ETP for total consideration valued at approximately $1.8 billion (the “Susser Merger”). The total consideration paid in cash was approximately $875 million and the total consideration paid in equity was approximately 15.8 million ETP Common Units.
In connection with the Susser Merger, ETP acquired an indirect 100% equity interest in Susser and the general partner interest and the incentive distribution rights in Sunoco LP, approximately 11 million Sunoco LP common and subordinated units, and Susser’s existing retail operations, consisting of 630 convenience store locations.
Sale of AmeriGas Common Units
During the nine months ended September 30, 2014, we sold a total of approximately 18.9 million AmeriGas common units for net proceeds of $814 million. Net proceeds from these sales were used to repay borrowings under the ETP Credit Facility and for general partnership purposes. Subsequent to the sales, the Partnership’s remaining interest in AmeriGas common units consisted of 3.1 million units held by a wholly-owned captive insurance company.
Quarterly Cash Distribution Increase
In October 2014, ETP announced that its Board of Directors approved an increase in its quarterly distribution to $0.9750 per unit ($3.90 annualized) on ETP Common Units for the quarter ended September 30, 2014, representing an increase of $0.08 per Common Unit on an annualized basis compared to the second quarter of 2014.

Results of Operations
Consolidated Results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$108	$108	$—	$395	$352	$43
Interstate transportation and storage	264	310	(46)	829	968	(139)
Midstream	159	136	23	442	350	92
Liquids transportation and services	163	100	63	432	257	175
Investment in Sunoco Logistics	246	181	65	734	661	73
Retail marketing	191	100	91	436	234	202
All other	41	7	34	279	145	134
Total	1,172	942	230	3,547	2,967	580
Depreciation and amortization	(289)	(253)	(36)	(823)	(764)	(59)
Interest expense, net of interest capitalized	(212)	(210)	(2)	(648)	(632)	(16)
Gain on sale of AmeriGas common units	14	87	(73)	177	87	90
Gains (losses) on interest rate derivatives	(25)	—	(25)	(73)	46	(119)
Non-cash unit-based compensation expense	(15)	(12)	(3)	(42)	(36)	(6)
Unrealized gains (losses) on commodity risk management activities	16	8	8	(14)	45	(59)
LIFO valuation adjustments	(51)	6	(57)	(17)	22	(39)
Adjusted EBITDA related to discontinued operations	—	(12)	12	(27)	(75)	48
Adjusted EBITDA related to unconsolidated affiliates	(163)	(151)	(12)	(529)	(474)	(55)
Equity in earnings of unconsolidated affiliates	69	28	41	205	137	68
Other, net	(17)	5	(22)	(35)	13	(48)
Income from continuing operations before income tax expense	499	438	61	1,721	1,336	385
Income tax expense from continuing operations	(52)	(47)	(5)	(268)	(139)	(129)
Income from continuing operations	447	391	56	1,453	1,197	256
Income from discontinued operations	—	13	(13)	66	44	22
Net income	$447	$404	$43	$1,519	$1,241	$278
See the detailed discussion of Segment Adjusted EBITDA below.
Depreciation and Amortization. Depreciation and amortization expense increased for the three and nine months ended September 30, 2014 compared to the same periods last year primarily due to additional depreciation from assets recently placed in service and recent acquisitions, partially offset by a decrease in depreciation and amortization of $10 million and $29 million, respectively, related to the Lake Charles LNG Transaction.
Gain on Sale of AmeriGas Common Units. In January 2014, June 2014 and August 2014, the Partnership recognized a gain on the sale of 9.2 million, 8.5 million and 1.2 million AmeriGas common units, respectively, that were originally received in connection with the contribution of our propane business to AmeriGas in 2012. As of September 30, 2014, the Partnership’s remaining interest in AmeriGas common units consisted of 3.1 million units held by a wholly-owned captive insurance company.
Gains (Losses) on Interest Rate Derivatives. Our interest rate derivatives are not designated as hedges for accounting purposes; therefore, changes in fair value are recorded in earnings each period. Losses on interest rate derivatives during the three and nine months ended September 30, 2014 resulted from decreases in forward interest rates, which caused our forward-starting swaps to decrease in value. Conversely, increases in forward interest rates resulted in gains on interest rate derivatives during the nine months ended September 30, 2013.
Unrealized Gains (Losses) on Commodity Risk Management Activities. See discussion of the unrealized gains (losses) on commodity risk management activities included in “Segment Operating Results” below.
LIFO Valuation Adjustments. LIFO valuation reserve adjustments were recorded during the three and nine months ended September 30, 2014 and 2013, respectively, for the inventory associated with Sunoco’s retail marketing operations as a result of commodity price changes between periods.
Adjusted EBITDA Related to Discontinued Operations. Amounts for the nine months ended September 30, 2014 related to a marketing business that was sold effective April 1, 2014. Amounts for the three and nine months ended September 30, 2013 primarily related to Southern Union’s local distribution operations.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operating Results” below.
Other, net. Includes amortization of regulatory assets and other income and expense amounts.
Income Tax Expense from Continuing Operations. Income tax expense is based on the earnings of our taxable subsidiaries. In addition, the nine months ended September 30, 2014 included the impact of the Lake Charles LNG Transaction, which was treated as a sale for tax purposes, resulting in $87 million of incremental income tax expense.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Equity in earnings (losses) of unconsolidated affiliates:
AmeriGas	$(3)	$(19)	$16	$23	$24	$(1)
Citrus	32	28	4	76	66	10
FEP	14	14	—	41	41	—
Regency	6	8	(2)	—	10	(10)
PES	14	(11)	25	49	(20)	69
Other	6	8	(2)	16	16	—
Total equity in earnings of unconsolidated affiliates	$69	$28	$41	$205	$137	$68

Proportionate share of interest, depreciation, amortization, non-cash items and taxes:
AmeriGas	$3	$28	$(25)	$33	$98	$(65)
Citrus	52	57	(5)	157	160	(3)
FEP	5	6	(1)	15	16	(1)
Regency	20	18	2	78	32	46
PES	7	5	2	20	11	9
Other	7	9	(2)	21	20	1
Total proportionate share of interest, depreciation, amortization, non-cash items and taxes	$94	$123	$(29)	$324	$337	$(13)

Adjusted EBITDA related to unconsolidated affiliates:
AmeriGas	$—	$9	$(9)	$56	$122	$(66)
Citrus	84	85	(1)	233	226	7
FEP	19	20	(1)	56	57	(1)
Regency	26	26	—	78	42	36
PES	21	(6)	27	69	(9)	78
Other	13	17	(4)	37	36	1
Total Adjusted EBITDA related to unconsolidated affiliates	$163	$151	$12	$529	$474	$55

Distributions received from unconsolidated affiliates:
AmeriGas	$—	$19	$(19)	$22	$67	$(45)
Citrus	50	47	3	126	110	16
FEP	19	18	1	51	51	—
Regency	15	14	1	45	29	16
PES	—	40	(40)	—	65	(65)
Other	7	6	1	20	19	1
Total distributions received from unconsolidated affiliates	$91	$144	$(53)	$264	$341	$(77)

Segment Operating Results
Our reportable segments are discussed below. “All other” includes our compression operations, our investment in AmeriGas, Southern Union’s local distribution operations, our approximate 33% non-operating interest in PES, our investment in Regency and our natural gas marketing operations.
For the three and nine months ended September 30, 2013, certain costs previously reported as selling, general and administrative expenses were reclassified to operating expenses to conform to the current year presentation. These costs include support functions such as engineering, environmental services, maintenance and reliability, pipeline integrity, procurement and technical services.
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
Intrastate Transportation and Storage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Natural gas transported (MMBtu/d)	8,799,708	9,438,372	(638,664)	8,976,396	9,608,792	(632,396)
Revenues	$601	$553	$48	$2,247	$1,860	$387
Cost of products sold	438	385	53	1,723	1,322	401
Gross margin	163	168	(5)	524	538	(14)
Unrealized (gains) losses on commodity risk management activities	1	(6)	7	25	(30)	55
Operating expenses, excluding non-cash compensation expense	(46)	(48)	2	(131)	(137)	6
Selling, general and administrative expenses, excluding non-cash compensation expense	(9)	(6)	(3)	(21)	(19)	(2)
Adjusted EBITDA related to unconsolidated affiliates	(1)	—	(1)	(2)	—	(2)
Segment Adjusted EBITDA	$108	$108	$—	$395	$352	$43
Volumes. Transported volumes decreased for the three and nine months ended September 30, 2014 compared to the same periods last year primarily due to the reduction of volumes under certain long-term transportation contracts offset by increased volumes due to a more favorable pricing environment.

Gross Margin. The components of our intrastate transportation and storage segment gross margin were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Transportation fees	$116	$121	$(5)	$347	$374	$(27)
Natural gas sales and other	23	16	7	81	62	19
Retained fuel revenues	22	23	(1)	78	72	6
Storage margin, including fees	2	8	(6)	18	30	(12)
Total gross margin	$163	$168	$(5)	$524	$538	$(14)
Intrastate transportation and storage gross margin decreased for the three and nine months ended September 30, 2014 compared to the same periods last year due to the following:

•	Transportation fees. Transportation fees decreased for the three and nine months ended September 30, 2014 primarily due to the reduction of volumes under certain long-term transportation contracts.

•
Natural gas sales and other. Margin from natural gas sales and other includes purchased natural gas for transport and sale, derivatives used to hedge transportation activities, gains and losses on derivatives used to hedge net retained fuel, and the margin from gas sales, processing and gathering fees on our Houston pipeline system. For the three months ended September 30, 2014, margin from natural gas sales and other increased $7 million primarily due to favorable results from our optimization activities. For the nine months ended September 30, 2014, the remainder of the increase in margin from natural gas sales and other was primarily due to opportunities from the commodity price volatility created by the cold winter season during the first quarter of 2014.

•
Retained fuel revenues. Retained fuel revenues include gross volumes retained as a fee at the current market price; the cost of consumed fuel is included in operating expenses. Retention revenue decreased slightly for the three months ended September 30, 2014 as gains due to increased market prices, resulting in a $1 million increase in retention gas sales, were offset by a reduction of $2 million due to lower volumes resulting from the cessation of certain long-term contracts. For the nine months ended September 30, 2014, retention fuel revenue increased $13 million due to higher average natural gas spot prices, offset by a reduction of $7 million due to lower volumes resulting from the cessation of certain long-term contracts. The spot price at the Houston Ship Channel location for the three and nine months ended September 30, 2014 averaged $3.97/MMBtu and $4.53/MMBtu, respectively, representing increases of $0.43/MMBtu and $0.87/MMBtu, respectively, compared to the same periods last year.

Storage margin was comprised of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Withdrawals from storage natural gas inventory (MMBtu)	265,116	—	265,116	38,516,973	36,962,300	1,554,673
Realized margin on natural gas inventory transactions	$(3)	$(2)	$(1)	$25	$(16)	$41
Fair value inventory adjustments	—	(2)	2	(11)	3	(14)
Unrealized gains (losses) on derivatives	(2)	5	(7)	(16)	22	(38)
Margin recognized on natural gas inventory, including related derivatives	(5)	1	(6)	(2)	9	(11)
Revenues from fee-based storage	7	7	—	20	21	(1)
Total storage margin	$2	$8	$(6)	$18	$30	$(12)
For the three and nine months ended September 30, 2014 compared to the same periods last year, the decreases in storage margin were principally driven by a decline in the spreads between the spot and forward prices on natural gas we own in the Bammel storage facility.

Unrealized (Gains) Losses on Commodity Risk Management Activities. Unrealized gains and losses on commodity risk management activities reflect the net impact from storage and non-storage derivatives, as well as fair value adjustments to inventory. We experienced decreases of $7 million and $55 million, respectively, in the margin from unrealized gains and losses on commodity risk management activities for the three and nine months ended September 30, 2014 compared to the same periods last year.
For the three months ended September 30, 2014, unrealized losses from commodity risk management activities of $1 million consisted of gains of $2 million on the fair value adjustment to hedged storage gas inventory offset by $3 million in unrealized losses from storage and non-storage related derivatives. For the three months ended September 30, 2013, unrealized gains of $6 million included unrealized gains on storage and non-storage related derivatives of $8 million, offset by losses from the fair value adjustments to storage gas inventory of $2 million.
For the nine months ended September 30, 2014, unrealized losses on commodity risk management activities of $25 million included $14 million of losses from storage and non-storage related derivatives, as well as $11 million in losses from mark-to-market of physical storage gas during the period. Unrealized losses from storage related activities were primarily offset by realized margin on natural gas inventory transactions as illustrated in the storage margin table above. For the nine months ended September 30, 2013, unrealized gains of $30 million included unrealized gains on storage and non-storage related derivatives of $27 million and gains from fair value adjustments to storage gas inventory of $3 million.
Operating Expenses, Excluding Non-Cash Compensation Expense. Intrastate transportation and storage operating expenses for the three and nine months ended September 30, 2014 compared to the same periods last year reflected a $1 million reduction in outside service costs incurred for maintenance. For the nine months ended September 30, 2014, the remainder of the decrease was primarily due to decreases in ad valorem taxes driven by the settlement of lower valuations with local taxing authorities during the period.
Selling, General and Administrative Expenses, Excluding Non-Cash Compensation Expense. Intrastate transportation and storage selling, general and administrative expenses increased for the three and nine months ended September 30, 2014 compared to the same periods last year primarily due to an increase in employee-related costs.
Interstate Transportation and Storage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Natural gas transported (MMBtu/d)	5,591,903	6,081,246	(489,343)	6,160,715	6,436,455	(275,740)
Natural gas sold (MMBtu/d)	18,697	22,467	(3,770)	16,748	18,698	(1,950)
Revenues	$258	$311	$(53)	$805	$992	$(187)
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(81)	(88)	7	(219)	(241)	22
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(16)	(18)	2	(46)	(66)	20
Adjusted EBITDA related to unconsolidated affiliates	103	105	(2)	289	283	6
Segment Adjusted EBITDA	$264	$310	$(46)	$829	$968	$(139)
Volumes. For the three and nine months ended September 30, 2014 compared to the same periods last year, transported volumes decreased due to system outages for scheduled maintenance on the Trunkline and Panhandle pipelines, lower volumes on the Tiger pipeline due to decreased production from the Haynesville Shale, and lower utilization on the Transwestern pipeline. These decreases in volumes transported did not significantly impact revenues, which are primarily fixed fees for the reservation of capacity on our interstate pipelines. For the nine months ended September 30, 2014, these decreases were partially offset by higher volumes transported on the Panhandle and Trunkline pipelines due to increased demand resulting from the cold winter season during the first quarter of 2014.
Revenues. The decreases in volumes transported, as discussed above, did not significantly impact revenues, which are primarily fixed fees for the reservation of capacity on the pipelines. Interstate transportation and storage revenues decreased for the three and nine months ended September 30, 2014 compared to the same periods last year primarily due to the deconsolidation of Lake Charles LNG effective January 1, 2014 and the recognition in the second quarter of 2013 of $52 million received in connection with the buyout of a customer contract. Revenues for Lake Charles LNG for the three and nine months ended September 30, 2013 were $54 million and $162 million, respectively. For the nine months ended September 30, 2014, these decreases were partially offset by favorable impacts from the cold winter season during the first quarter of 2014.
Operating Expenses, Excluding Non-Cash Compensation, Amortization and Accretion Expenses. Interstate transportation and storage operating expenses decreased for the three and nine months ended September 30, 2014 compared to the same periods last year primarily due to the deconsolidation of Lake Charles LNG effective January 1, 2014.
Selling, General and Administrative Expenses, Excluding Non-Cash Compensation, Amortization and Accretion Expenses. Interstate transportation and storage selling, general and administrative expenses decreased for the three and nine months ended September 30, 2014 compared to the same periods last year primarily due to decreases of $2 million and $8 million, respectively, due to the deconsolidation of Lake Charles LNG effective January 1, 2014. In addition, selling, general and administrative expenses decreased for the nine months ended September 30, 2014 compared to the same period last year due to reduced professional fees of $6 million and a reduction in employee-related costs of $5 million as a result of the successful integration of Southern Union’s transportation and storage operations.
Adjusted EBITDA Related to Unconsolidated Affiliates. Adjusted EBITDA related to unconsolidated affiliates increased for the nine months ended September 30, 2014 compared to the same period last year primarily due to increased earnings from Citrus as a result of the sale of additional capacity and lower operating expenses due to lower ad valorem taxes.
Midstream

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Gathered volumes (MMBtu/d)(1)	3,054,054	2,534,945	519,109	2,823,253	2,467,771	355,482
NGLs produced (Bbls/d)(1)	191,286	114,968	76,318	164,161	108,311	55,850
Equity NGLs produced (Bbls/d)(1)	13,747	11,777	1,970	13,613	12,123	1,490
Revenues	$827	$509	$318	$2,200	$1,686	$514
Cost of products sold	633	340	293	1,656	1,179	477
Gross margin	194	169	25	544	507	37
Unrealized gains on commodity risk management activities	—	(3)	3	—	(5)	5
Operating expenses, excluding non-cash compensation expense	(31)	(30)	(1)	(88)	(128)	40
Selling, general and administrative expenses, excluding non-cash compensation expense	(4)	—	(4)	(14)	(24)	10
Segment Adjusted EBITDA	$159	$136	$23	$442	$350	$92

(1)	Excludes Southern Union’s gathering and processing operations which were deconsolidated on April 30, 2013.
Volumes. Gathered volumes, NGLs produced and equity NGLs produced increased during the three and nine months ended September 30, 2014 compared to the same periods last year were primarily due to increased production by our customers in the Eagle Ford Shale and a 400 MMcf/d increase in processing capacity as a result of recently bringing new assets in service.

Gross Margin. The components of our midstream segment gross margin were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Gathering and processing fee-based revenues	$153	$116	$37	$410	$327	$83
Non fee-based contracts and processing	43	52	(9)	139	183	(44)
Other	(2)	1	(3)	(5)	(3)	(2)
Total gross margin	$194	$169	$25	$544	$507	$37
Midstream gross margin increased for the three and nine months ended September 30, 2014 compared to the same period last year due to the net impact of the following:

•
Gathering and processing fee-based revenues. For the three and nine months ended September 30, 2014, increased production and increased capacity from assets recently placed in service in the Eagle Ford Shale resulted in increased fee-based revenues of $33 million and $88 million, respectively. In addition, fee-based margin also increased $3 million for the three and nine months ended September 30, 2014 due to a change in contract terms on our Southeast Texas system where certain contracts were converted from non fee-based terms to fee-based. For the nine months ended September 30, 2014 compared to the same period last year, these increases were partially offset by a decrease of $8 million due to the deconsolidation of Southern Union’s gathering and processing operations on April 30, 2013.

•
Non fee-based contracts and processing. For the three months ended September 30, 2014, non fee-based gross margin decreased primarily due to lower commodity price environment and changes in contract mix as a result of converting certain non fee-based contracts into long-term fee-based contracts. For the nine months ended September 30, 2014, non fee-based margin decreased $37 million due to the deconsolidation of Southern Union’s gathering and processing operations on April 30, 2013; the remainder of the decrease was due to a change in contract mix and lower composite prices compared to the prior period. The decreases for the three and nine months ended September 30, 2014 were partially offset by incremental gross margin of $3 million from new contracts in west Texas during the third quarter of 2014.

Operating Expenses, Excluding Non-Cash Compensation Expense. Midstream operating expenses decreased for the nine months ended September 30, 2014 compared to the same period last year primarily due to the deconsolidation of Southern Union’s gathering and processing operations on April 30, 2013.
Selling, General and Administrative Expenses, Excluding Non-Cash Compensation Expense. Midstream selling, general and administrative expenses increased for the three months ended September 30, 2014 compared to the same period last year primarily due to a reimbursement of legal fees of $3 million in the three months ended September 30, 2013. For the nine months ended September 30, 2014, selling, general and administrative expenses decreased primarily due to the deconsolidation of Southern Union’s gathering and processing operations on April 30, 2013.

Liquids Transportation and Services
Our liquids transportation and services segment, previously named “NGL transportation and services,” includes crude oil pipeline projects (other than those owned by Sunoco Logistics) as well as NGL-related assets.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
NGL transportation volumes (Bbls/d)	418,932	274,051	144,881	364,300	260,137	104,163
NGL fractionation volumes (Bbls/d)	226,847	96,608	130,239	191,923	94,112	97,811
Revenues	$1,196	$548	$648	$2,929	$1,351	$1,578
Cost of products sold	994	426	568	2,396	1,012	1,384
Gross margin	202	122	80	533	339	194
Unrealized (gains) losses on commodity risk management activities	(2)	1	(3)	(1)	(1)	—
Operating expenses, excluding non-cash compensation expense	(33)	(22)	(11)	(90)	(72)	(18)
Selling, general and administrative expenses, excluding non-cash compensation expense	(6)	(3)	(3)	(15)	(13)	(2)
Adjusted EBITDA related to unconsolidated affiliates	2	2	—	5	4	1
Segment Adjusted EBITDA	$163	$100	$63	$432	$257	$175
Volumes. The increase in NGL transportation volumes for the three and nine months ended September 30, 2014 compared to the same periods last year reflected increases of approximately 93,000 Bbls/d and 62,000 Bbls/d, respectively, in volumes transported on our wholly-owned pipelines, primarily due to an increase in NGL production from our Jackson processing plants and volumes transported to our Mont Belvieu, Texas facilities via our Justice pipeline. The remainder of the increase was from volumes transported out of west Texas and the Eagle Ford Shale on our Lone Star pipeline system.
Average daily fractionated volumes increased for the three and nine months ended September 30, 2014 compared to the same periods last year due to the recent commissioning of our second 100,000 Bbls/d fractionator at Mont Belvieu, Texas in October 2013. These volumes include all physical and contractual volumes where we collected a fractionation fee.
Gross Margin. The components of our liquids transportation and services segment gross margin were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Transportation margin	$84	$49	$35	$212	$135	$77
Processing and fractionation margin	75	38	37	181	102	79
Storage margin	36	33	3	113	99	14
Other margin	7	2	5	27	3	24
Total gross margin	$202	$122	$80	$533	$339	$194
Liquids transportation and services gross margin increased for the three and nine months ended September 30, 2014 compared to the same periods last year due to the following:

•
Transportation margin. For the three and nine months ended September 30, 2014, transportation margin increased $16 million and $38 million, respectively, due to higher volumes transported from west Texas and the Eagle Ford Shale on our Lone Star pipeline system and $19 million and $39 million, respectively, due to increases in NGL production from our processing plants that connect to various fractionators via our wholly-owned pipelines.

•
Processing and fractionation margin. For the three and nine months ended September 30, 2014, processing and fractionation margin increased $40 million and $94 million, respectively, due to the startup of Lone Star’s second fractionator at Mont

Belvieu, Texas in October 2013. These increases were partially offset by decreases of $4 million and $15 million, respectively, in margin attributable to our fractionator in Geismar, Louisiana. Margin from this fractionator was affected by the combined impacts from a less rich refinery off-gas feed for the three months ended September 30, 2014 compared to the prior period and lower overall production volumes through the facility following the expiration of a major supplier contract in June 2013.

•
Storage margin. For the three and nine months ended September 30, 2014, storage margin increased approximately $3 million and $5 million, respectively, due to increased throughput activity. The remainder of the increase in storage margin for the nine months ended September 30, 2014 is primarily due to blending and other non fee-based storage activities.

•
Other margin. The increases in other margin for the three and nine months ended September 30, 2014 compared to the same periods last year resulted from increased commercial optimization activities related to our fractionators, primarily due to the recent commissioning of our second fractionator at Mont Belvieu, Texas and the optimization of available storage capacity at our Mont Belvieu facilities.

Operating Expenses, Excluding Non-Cash Compensation Expense. Liquids transportation and services operating expenses increased for the three and nine months ended September 30, 2014 compared to the same periods last year primarily due to the start-up of Lone Star’s second fractionator in Mont Belvieu, Texas in October 2013. In addition, the three months ended September 30, 2014 reflected an increase of $5 million due to ad valorem taxes.
Selling, General and Administrative Expenses, Excluding Non-Cash Compensation Expense. Liquids transportation and services selling, general and administrative expenses increased for the three and nine months ended September 30, 2014 compared to the same periods last year primarily due to an increase in employee-related costs.
Investment in Sunoco Logistics

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Revenues	$4,915	$4,528	$387	$14,213	$12,351	$1,862
Cost of products sold	4,581	4,287	294	13,308	11,534	1,774
Gross margin	334	241	93	905	817	88
Unrealized gains on commodity risk management activities	(21)	(8)	(13)	(14)	(12)	(2)
Operating expenses, excluding non-cash compensation expense	(48)	(36)	(12)	(101)	(87)	(14)
Selling, general and administrative expenses, excluding non-cash compensation expense	(33)	(29)	(4)	(92)	(88)	(4)
Adjusted EBITDA related to unconsolidated affiliates	14	13	1	36	31	5
Segment Adjusted EBITDA	$246	$181	$65	$734	$661	$73
Segment Adjusted EBITDA. For the three months ended September 30, 2014 compared to the same period last year, Segment Adjusted EBITDA related to Sunoco Logistics increased due to the net impacts of the following:

•
an increase of $48 million from crude oil acquisition and marketing activities, primarily due to an increase of $43 million in crude margins driven by expanded crude differentials and a $5 million increase in crude volumes resulting from higher market demand and expansion of the crude oil trucking fleet;

•
an increase of $14 million from terminal facilities, primarily due to improved contributions from Sunoco Logistics’ bulk marine terminals of $8 million and higher volumes and increased margins from refined products and NGL acquisition and marketing activities of $6 million; and

•	an increase of $6 million from refined products pipelines, primarily due to operating results from Sunoco Logistics’ Mariner West project; partially offset by

•
a decrease of $3 million from crude oil pipelines, primarily due to a decrease of $11 million from lower average pipeline revenue per barrel and a decrease of $6 million due to higher operating expenses, which included lower pipeline operating gains, partially offset by higher throughput volumes largely attributable to expansion projects placed in service.

For the nine months ended September 30, 2014 compared to the same period last year, Segment Adjusted EBITDA related to Sunoco Logistics increased due to the net impacts of the following:

•
an increase of $45 million from crude oil pipelines, primarily due to an increase of $60 million from higher throughput volumes largely attributable to expansion projects placed in service, partially offset by lower average pipeline revenue per barrel of $3 million and higher operating expenses of $13 million, which included lower pipeline operating gains and increased utility expenses associated with higher throughput volumes;

•
an increase of $73 million from terminal facilities, primarily from an increase of $63 million due to higher volumes and increased margins from refined products and NGL acquisition and marketing activities, with the remainder primarily due to improved contributions from Sunoco Logistics’ bulk marine terminals; and

•	an increase of $24 million from refined products pipelines, primarily due to operating results from Sunoco Logistics’ Mariner West project; partially offset by

•
a decrease of $69 million from crude oil acquisition and marketing activities primarily due lower crude oil margins of $98 million driven by contracted crude differentials partially offset by a $31 million increase in crude oil volumes resulting from higher market demand and expansion of the crude oil trucking fleet.

Retail Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Retail gasoline outlets, end of period:
Total	6,497	4,972	1,525	6,497	4,972	1,525
Company-operated	1,210	443	767	1,210	443	767
Motor fuel sales:
Total gallons (in millions)	1,622	1,399	223	4,470	3,995	475
Company-operated (gallons/month per site)	184,594	202,500	(17,906)	186,804	215,920	(29,116)
Motor fuel gross profit (cents/gallon):
Total	14.7	11.2	3.5	12.6	9.8	2.8
Company-operated	30.8	28.3	2.5	27.8	25.4	2.4
Merchandise sales	$287	$141	$146	$602	$391	$211

Revenues	$5,988	$5,298	$690	$16,567	$15,811	$756
Cost of products sold	5,645	5,066	579	15,661	15,189	472
Gross margin	343	232	111	906	622	284
Unrealized losses on commodity risk management activities	4	1	3	6	1	5
Operating expenses, excluding non-cash compensation expense	(173)	(103)	(70)	(413)	(307)	(106)
Selling, general and administrative expenses, excluding non-cash compensation expense	(34)	(25)	(9)	(82)	(63)	(19)
LIFO valuation adjustments	51	(6)	57	17	(22)	39
Adjusted EBITDA related to unconsolidated affiliates	—	1	(1)	2	4	(2)
Other	—	—	—	—	(1)	1
Segment Adjusted EBITDA	$191	$100	$91	$436	$234	$202
Gross Margin. For the three and nine months ended September 30, 2014 compared to the same periods last year, retail marketing gross margin included a favorable impact of $66 million from the acquisition of Susser in August 2014. In addition, the three and nine months ended September 30, 2014 included favorable impacts of $52 million and $122 million, respectively, from other recent acquisitions, including the MACS acquisition in October 2013. Retail marketing gross margin also increased $21 million and $62 million, respectively, from strong retail gasoline and diesel margins and $29 million and $69 million, respectively, due to favorable results in non-retail margins. These increases were partially offset by unfavorable impacts of $57 million and $39 million related to non-cash LIFO valuation adjustments.
Operating Expenses, Excluding Non-Cash Compensation Expense. Retail marketing operating expenses increased for the three and nine months ended September 30, 2014 compared to the same periods last year primarily due to recent acquisitions.
Selling, General and Administrative Expenses, Excluding Non-Cash Compensation Expense. Retail marketing selling, general and administrative expenses increased for the three and nine months ended September 30, 2014 compared to the same periods last year primarily due to recent acquisitions.
LIFO Valuation Adjustments. Retail marketing recorded LIFO valuation reserve adjustments as a result of commodity price changes between periods.
All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Revenues	$570	$526	$44	$1,882	$1,642	$240
Cost of products sold	560	525	35	1,834	1,616	218
Gross margin	10	1	9	48	26	22
Unrealized (gains) losses on commodity risk management activities	2	7	(5)	(2)	2	(4)
Operating expenses, excluding non-cash compensation expense	—	(11)	11	(2)	(22)	20
Selling, general and administrative expenses, excluding non-cash compensation expense	(35)	(32)	(3)	(48)	(71)	23
Adjusted EBITDA related to discontinued operations	—	12	(12)	27	75	(48)
Adjusted EBITDA related to unconsolidated affiliates	47	31	16	204	156	48
Other	18	—	18	56	(11)	67
Elimination	(1)	(1)	—	(4)	(10)	6
Segment Adjusted EBITDA	$41	$7	$34	$279	$145	$134
Amounts reflected in our all other segment primarily include:

•	our natural gas marketing and compression operations;

•	an approximate 33% non-operating interest in PES, a refining joint venture; and

•
our investment in Regency related to the Regency common and Class F units received by Southern Union (now Panhandle) in exchange for the contribution of its interest in Southern Union Gathering Company, LLC to Regency on April 30, 2013; and

•	our investment in AmeriGas until August 2014.
For the three months ended September 30, 2014 compared to the same period last year, Segment Adjusted EBITDA increased due to the net impact of the following:

•	an increase of $18 million in management fees, as further described below;

•	a favorable impact of approximately $8 million due to costs associated with certain Sunoco activities that were included in the all other Segment Adjusted EBITDA in the prior year;

•	favorable results from our natural gas marketing business of $3 million;

•	a decrease of $18 million in consulting and employee-related expenses;

•
an increase of $16 million in Adjusted EBITDA related to unconsolidated affiliates, primarily due to higher earnings from our investments in PES of $27 million, partially offset by a decrease of $9 million related to our investment in AmeriGas driven by a reduction in our investment due to the sale of AmeriGas common units in 2013 and 2014; and

•	Southern Union corporate expenses of $2 million that were no longer included in the all other segment subsequent to the merger of Southern Union, PEPL Holdings and Panhandle in January 2014; offset by

•	the recognition of $24 million in merger related costs related to the Susser Merger in the three months ended September 30, 2014; and

•	Adjusted EBITDA related to discontinued operations of $12 million in the prior period related to Southern Union’s local distribution operations that were sold in 2013.
For the nine months ended September 30, 2014 compared to the same period last year, Segment Adjusted EBITDA increased due to the net impact of the following:

•	an increase of $56 million in management fees, as further described below;

•	a favorable impact of approximately $33 million due to costs associated with certain Sunoco activities that were included in the all other Segment Adjusted EBITDA in the prior year;

•	favorable results from our natural gas marketing business of $31 million;

•
an increase of $48 million in Adjusted EBITDA related to unconsolidated affiliates, primarily due to higher earnings from our investment Regency of $36 million, including the impact of only recording a partial period of earnings from Regency beginning on April 30, 2013, and higher earnings from our investment in PES of $78 million, partially offset by a decrease of $66 million related to our investment in AmeriGas driven by a reduction in our investment due to the sale of AmeriGas common units in 2013 and 2014;

•	a decrease of $32 million in consulting and employee-related expenses;

•	a refund of insurance premiums of $6 million included in the nine months ended September 30, 2014; and

•	Southern Union corporate expenses of $6 million that were no longer included in the all other segment subsequent to the merger of Southern Union, PEPL Holdings and Panhandle in January 2014; offset by

•	the recognition of $24 million in merger related costs related to the Susser Merger in the three months ended September 30, 2014; and

•	a decrease in Adjusted EBITDA related to discontinued operations of $48 million primarily due to the sale of Southern Union’s local distribution operations in 2013.
In connection with the Lake Charles LNG Transaction, ETP agreed to continue to provide management services for ETE through 2015 in relation to both Lake Charles LNG’s regasification facility and the development of a liquefaction project at Lake Charles LNG’s facility, for which ETE has agreed to pay incremental management fees to ETP of $75 million per year for the years ending December 31, 2014 and 2015. These fees were reflected in “Other” in the “All other” segment and for the three and nine months ended September 30, 2014 were reflected as an offset to operating expenses of $6 million and $19 million, respectively, and selling, general and administrative expenses of $12 million and $37 million, respectively, in the consolidated statements of operations.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our ability to satisfy our obligations and pay distributions to our Unitholders will depend on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond management’s control.

We currently expect capital expenditures (net of contributions in aid of construction costs) for the full year 2014 to be within the following ranges:

	Growth		Maintenance
	Low	High	Low	High
Direct(1):
Intrastate transportation and storage	$150	$160	$30	$35
Interstate transportation and storage	110	130	110	115
Midstream	750	850	10	15
Liquids transportation and services(2)	400	450	20	25
Retail marketing(3)	150	185	60	70
All other (including eliminations)	70	80	10	20
Total direct capital expenditures	1,630	1,855	240	280
Indirect(1):
Investment in Sunoco Logistics	2,400	2,600	65	75
Investment in Sunoco LP(3)	55	70	—	5
Total indirect capital expenditures	2,455	2,670	65	80
Total projected capital expenditures	$4,085	$4,525	$305	$360

(1)	Indirect capital expenditures comprise those funded by our publicly traded subsidiaries; all other capital expenditures are reflected as direct capital expenditures.

(2)	Includes 100% of Lone Star’s capital expenditures. We expect to receive capital contributions from Regency related to its 30% interest in Lone Star of between $95 million and $120 million.

(3)
The retail marketing segment includes the investment in Sunoco LP, as well as ETP’s wholly-owned retail marketing operations. Capital expenditures incurred by Susser and Sunoco LP are reflected beginning on the acquisition date of August 29, 2014 and are broken out between direct and indirect amounts. Capital expenditures by Sunoco LP are reflected as indirect because Sunoco LP is a publicly traded subsidiary.

Sunoco Logistics expects total growth capital expenditures of approximately $2 billion in 2015, and we expect to publicly announce expected 2015 capital expenditures for ETP’s other segments prior to filing of our Annual Report on Form 10-K for the year ended December 31, 2014.
The assets used in our natural gas and liquids operations, including pipelines, gathering systems and related facilities, are generally long-lived assets and do not require significant maintenance capital expenditures. Accordingly, we do not have any significant financial commitments for maintenance capital expenditures in our businesses. From time to time we experience increases in pipe costs due to a number of reasons, including but not limited to, delays from steel mills, limited selection of mills capable of producing large diameter pipe timely, higher steel prices and other factors beyond our control. However, we include these factors in our anticipated growth capital expenditures for each year.
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
Nine months ended September 30, 2014 compared to nine months ended September 30, 2013. Cash provided by operating activities during 2014 was $1.99 billion compared to $1.74 billion for 2013 and net income was $1.52 billion and $1.24 billion for 2014 and 2013, respectively. The difference between net income and cash provided by operating activities for the nine months ended September 30, 2014 primarily consisted of net changes in operating assets and liabilities of $50 million and non-cash items totaling $366 million.
The non-cash activity in 2014 and 2013 consisted primarily of depreciation and amortization of $823 million and $764 million, respectively, non-cash compensation expense of $42 million and $36 million, respectively, and equity in earnings of unconsolidated affiliates of $205 million and $137 million, respectively. Non-cash activity in 2014 also included deferred income taxes of $66 million and the gain on the sale of AmeriGas common units of $177 million.
Cash paid for interest, net of interest capitalized, was $746 million and $725 million for the nine months ended September 30, 2014 and 2013, respectively.
Capitalized interest was $64 million and $30 million for the nine months ended September 30, 2014 and 2013, respectively.
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
Nine months ended September 30, 2014 compared to nine months ended September 30, 2013. Cash used in investing activities during 2014 was $2.83 billion compared to $1.23 billion for 2013. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2014 were $2.89 billion. This compares to total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2013 of $1.83 billion. Additional detail related to our capital expenditures is provided in the table below. During the nine months ended September 30, 2014, we received proceeds of $814 million from sales of AmeriGas common units compared to $346 million in 2013. In 2014, we paid $1.00 billion in net cash for acquisitions, primarily for the Susser Merger and in 2013, we received $493 million in cash from the SUGS Contribution and paid net cash for acquisitions of $1.34 billion, primarily for the Holdco Acquisition.

The following is a summary of capital expenditures (net of contributions in aid of construction costs) for the nine months ended September 30, 2014:

	Capital Expenditures Recorded During Period			(Increase) Decrease in Accrued Capital Expenditures	Capital Expenditures Paid in Cash
	Growth	Maintenance	Total
Direct(1):
Intrastate transportation and storage	$99	$27	$126	$(11)	$115
Interstate transportation and storage	71	61	132	(20)	112
Midstream	462	12	474	(40)	434
Liquids transportation and services(2)	278	14	292	15	307
Retail marketing(3)	67	37	104	5	109
All other (including eliminations)	19	(2)	17	(7)	10
Total direct capital expenditures	996	149	1,145	(58)	1,087
Indirect(1):
Investment in Sunoco Logistics	1,840	47	1,887	(97)	1,790
Investment in Sunoco LP(3)	13	—	13	—	13
Total indirect capital expenditures	1,853	47	1,900	(97)	1,803
Total capital expenditures	$2,849	$196	$3,045	$(155)	$2,890

(1)	Indirect capital expenditures comprise those funded by our publicly traded subsidiaries; all other capital expenditures are reflected as direct capital expenditures.

(2)
Includes 100% of Lone Star’s capital expenditures. We received $99 million in cash for capital contributions from Regency related to its 30% interest in Lone Star during the nine months ended September 30, 2014.

(3)
The retail marketing segment includes the investment in Sunoco LP, as well as ETP’s wholly-owned retail marketing operations. Capital expenditures incurred by Susser and Sunoco LP are reflected beginning on the acquisition date of August 29, 2014 and are broken out between direct and indirect amounts. Capital expenditures by Sunoco LP are reflected as indirect because Sunoco LP is a publicly traded subsidiary.

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
Nine months ended September 30, 2014 compared to nine months ended September 30, 2013. Cash provided by financing activities during 2014 was $1.35 billion compared to $237 million for 2013. In 2014 and 2013, we received net proceeds from Common Unit offerings of $1.13 billion and $1.30 billion, respectively, and in 2014, Sunoco Logistics received $593 million in net proceeds from offerings of their common units. During 2014, we had a net increase in our debt level of $1.23 billion compared to a net increase of $493 million for 2013. We incurred $18 million of debt issuance costs in 2014 compared to $30 million in 2013. We have paid distributions of $1.43 billion to our partners in 2014 compared to $1.34 billion in 2013. We have also paid distributions of $247 million to noncontrolling interests in 2014 compared to $309 million in 2013. In addition, we have received capital contributions of $99 million in cash from Regency for its noncontrolling interest in Lone Star in 2014 compared to $123 million in 2013.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	September 30, 2014	December 31, 2013
ETP Senior Notes	$10,890	$11,182
Transwestern Senior Notes	870	870
Panhandle Senior Notes	1,085	1,085
Sunoco Senior Notes	965	965
Sunoco Logistics Senior Notes	2,975	2,150
Revolving credit facilities:
ETP $2.5 billion Revolving Credit Facility due October 27, 2017	800	65
Sunoco Logistics $35 million Revolving Credit Facility due April 30, 2015	35	35
Sunoco Logistics $1.5 billion Revolving Credit Facility due November 19, 2018	525	200
Sunoco LP $1.25 billion Revolving Credit Facility due September 25, 2019	270	—
Other long-term debt	220	228
Unamortized premiums, net of discounts and fair value adjustments	250	308
Total debt	18,885	17,088
Less: Current maturities of long-term debt	1,345	637
Long-term debt, less current maturities	$17,540	$16,451
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
Credit Facilities
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $2.5 billion and expires in October 2017. The indebtedness under the ETP Credit Facility is unsecured and not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. As of September 30, 2014, the ETP Credit Facility had $800 million of outstanding borrowings.
Sunoco Logistics Credit Facilities
Sunoco Logistics maintains a $1.5 billion unsecured credit facility (the “Sunoco Logistics Credit Facility”), which matures in November 2018. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $2.25 billion under certain conditions. As of September 30, 2014, the Sunoco Logistics Credit Facility had $525 million of outstanding borrowings.
Sunoco LP Credit Facility
On September 25, 2014, Sunoco LP entered into a $1.25 billion revolving credit agreement (the “Sunoco LP Credit Facility”), which expires in September 2019. The Sunoco LP Credit Facility can be increased from time to time upon Sunoco LP’s written request, subject to certain conditions, up to an additional $250 million. As of September 30, 2014, the Sunoco LP Credit Facility had $270 million of outstanding borrowings.
Covenants Related to Our Credit Agreements
We were in compliance with all requirements, tests, limitations, and covenants related to our credit agreements as of September 30, 2014.

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
Following are distributions declared and/or paid by us subsequent to December 31, 2013:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2013	February 7, 2014	February 14, 2014	$0.9200
March 31, 2014	May 5, 2014	May 15, 2014	0.9350
June 30, 2014	August 4, 2014	August 14, 2014	0.9550
September 30, 2014	November 3, 2014	November 14, 2014	0.9750
The total amounts of distributions declared during the periods presented (all from Available Cash from our operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2014	2013
Limited Partners:
Common Units held by public	864	740
Common Units held by ETE	88	223
Class H Units held by ETE Holdings	159	51
General Partner interest held by ETE	16	15
IDRs held by ETE	546	528
IDR relinquishments related to previous transactions	(182)	(107)
Total distributions declared to the partners of ETP	$1,491	$1,450
In connection with previous transactions between ETP and ETE, ETE has agreed to relinquish its right to certain incentive distributions in future periods, and ETP has agreed to make incremental distributions on the Class H Units in future periods. The net impact of these adjustments resulted in a reduction of $88 million in the distributions to be paid from ETP to ETE for the nine months ended September 30, 2014. Following is a summary of the net reduction in total distributions that would potentially be made to ETE in future periods:

Total Year
2014 (remainder)	$35
2015	86
2016	107
2017	85
2018	80
2019	70
The amounts reflected above include the relinquishment of $350 million in the aggregate of incentive distributions that would potentially be made to ETE over the first forty fiscal quarters commencing immediately after the consummation of the Susser Merger. Such relinquishments would cease upon the agreement of an exchange of the Sunoco LP general partner interest and the incentive distribution rights between ETE and ETP.

Cash Distributions Paid by Sunoco Logistics
Sunoco Logistics is required by its partnership agreement to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by its general partner.
Following are distributions declared and/or paid by Sunoco Logistics subsequent to December 31, 2013:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2013	February 10, 2014	February 14, 2014	$0.3312
March 31, 2014	May 9, 2014	May 15, 2014	0.3475
June 30, 2014	August 8, 2014	August 14, 2014	0.3650
September 30, 2014	November 7, 2014	November 14, 2014	0.3825
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
The total amounts of Sunoco Logistics distributions declared during the periods presented were as follows (all from Available Cash from Sunoco Logistics’ operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2014	2013
Limited Partners:
Common units held by public	$160	$126
Common units held by ETP	73	60
General Partner interest held by ETP	7	4
Incentive distributions held by ETP	124	83
Total distributions declared	$364	$273
Cash Distributions Paid by Sunoco LP
Sunoco LP is required by its partnership agreement to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by its general partner.
Following are distributions declared by Sunoco LP subsequent to our acquisition on August 29, 2014:

Quarter Ended	Record Date	Payment Date	Rate
September 30, 2014	November 18, 2014	November 28, 2014	$0.5457
The total amounts of Sunoco LP distributions declared during the periods presented were as follows (all from Available Cash from Sunoco LP’s operating surplus and are shown in the period with respect to which they relate):

Three Months Ended September 30, 2014
Limited Partners:
Common units held by public	$10
Common units held by ETP	8
General Partner interest and incentive distributions held by ETP	—
Total distributions declared	$18

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

	September 30, 2014			December 31, 2013
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	920,000	$—	$—	9,457,500	$3	$5
Basis Swaps IFERC/NYMEX(1)	2,882,500	(1)	—	(487,500)	1	—
Options – Puts	5,000,000	—	—	—	—	—
Swing Swaps IFERC	—	—	—	1,937,500	1	—
Power (Megawatt):
Forwards	343,775	—	1	351,050	1	1
Futures	(57,744)	(1)	—	(772,476)	—	2
Options – Puts	(54,400)	—	—	(52,800)	—	—
Options – Calls	54,400	—	—	103,200	—	—
Crude (Bbls) – Futures	(81,000)	—	1	103,000	—	1
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(7,182,500)	(1)	—	570,000	—	—
Swing Swaps IFERC	17,790,000	2	1	(9,690,000)	1	—
Fixed Swaps/Futures	(8,067,500)	(5)	6	(8,195,000)	13	3
Forward Physical Contracts	(9,325,164)	—	4	5,668,559	(1)	2
Natural Gas Liquid (Bbls) – Forwards/Swaps	(1,602,800)	(6)	7	(1,133,600)	—	17
Refined Products (Bbls) – Futures	(243,000)	14	15	(280,000)	—	3
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(24,197,500)	(1)	—	(7,352,500)	—	—
Fixed Swaps/Futures	(24,197,500)	1	10	(50,530,000)	(11)	23
Cash Flow Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(460,000)	—	—	(1,825,000)	—	—
Fixed Swaps/Futures	(3,220,000)	—	1	(12,775,000)	(3)	6
Natural Gas Liquid (Bbls) – Forwards/Swaps	(255,000)	1	1	(780,000)	(1)	4
Crude (Bbls) – Futures	—	—	—	(30,000)	—	—

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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
Interest Rate Risk
As of September 30, 2014, we had $2.24 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a change to interest expense of $22 million annually. We manage a portion of our interest rate exposure by utilizing interest rate swaps. To the extent that we have debt with floating interest rates that are not hedged, our results of operations, cash flows and financial condition could be adversely affected by increases in interest rates.
The following table summarizes our interest rate swaps outstanding (dollars in millions), none of which are designated as hedges for accounting purposes:

Entity	Term	Type (1)	Notional Amount Outstanding
			September 30, 2014	December 31, 2013
ETP	July 2014(2)	Forward-starting to pay a fixed rate of 4.25% and receive a floating rate	$—	$400
ETP	July 2015(2)	Forward-starting to pay a fixed rate of 3.38% and receive a floating rate	200	—
ETP	July 2016(3)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	200	—
ETP	July 2017(4)	Forward-starting to pay a fixed rate of 4.18% and receive a floating rate	200	—
ETP	July 2018(4)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	—
ETP	July 2018	Pay a floating rate plus a spread of 4.17% and receive a fixed rate of 6.70%	—	600
ETP	June 2021	Pay a floating rate plus a spread of 2.17% and receive a fixed rate of 4.65%	—	400
ETP	February 2023	Pay a floating rate plus a spread of 1.73% and receive a fixed rate of 3.60%	200	400
Panhandle	November 2021	Pay a fixed rate of 3.82% and receive a floating rate	125	275

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 10 years with a mandatory termination date the same as the effective date.

(3)	Represents the effective date. These forward-starting swaps have terms of 10 and 30 years with a mandatory termination date the same as the effective date.

(4)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $124 million as of September 30, 2014. For the $200 million of interest rate swaps whereby we pay a floating rate and receive a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $2 million. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled. For Panhandle’s fixed to floating interest rate swaps, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $1 million.
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

Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2014 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
We closed on the Susser Merger on August 29, 2014 and have begun the evaluation of the internal control structure of Susser. We expect that evaluation to continue during the remainder of 2014. In recording the Susser Merger, we followed our normal accounting procedures and internal controls. Our management also reviewed the operations of Susser from the date of acquisition that are included in our results of operations for the three and nine months ended September 30, 2014.
There have been no changes in our internal controls, other than those discussed above, over financial reporting (as defined in Rule 13(a)–15(f) or Rule 15d–15(f) of the Exchange Act) during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Form 10-K for the year ended December 31, 2013 and Note 13 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer Partners, L.P. and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors described in Part I, Item 1A in our Annual Report on Form 10-K for our previous fiscal year ended December 31, 2013.

ITEM 6. EXHIBITS
The exhibits listed below are filed or furnished, as indicated, as part of this report:

Exhibit Number	Description
3.1
Amendment No. 8 to Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P., dated August 29, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 29, 2014)

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

ENERGY TRANSFER PARTNERS, L.P.

		By:	Energy Transfer Partners GP, L.P.,
its General Partner

		By:	Energy Transfer Partners, L.L.C.,
its General Partner

Date:	November 6, 2014	By:	/s/ Martin Salinas, Jr.
Martin Salinas, Jr.
Chief Financial Officer (duly authorized to sign on behalf of the registrant)