Form 10-Q
period 2015-09-30
Energy Transfer Partners, L.P.
filed 2015-11-06
CIK 1012569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-11727
ENERGY TRANSFER PARTNERS, L.P.
(Exact name of registrant as specified in its charter)

Delaware	73-1493906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8111 Westchester Drive, Suite 600, Dallas, Texas 75225
(Address of principal executive offices) (zip code)
(214) 981-0700
(Registrant’s telephone number, including area code)

3738 Oak Lawn Avenue, Dallas, Texas 75219
(Former address, if changed since last report)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 30, 2015, the registrant had 501,945,249 Common Units outstanding.

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

Citrus	Citrus, LLC

CrossCountry	CrossCountry Energy, LLC

ELG	Edwards Lime Gathering LLC

ETC Compression	ETC Compression, LLC

ETC FEP	ETC Fayetteville Express Pipeline, LLC

ETC OLP	La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company

ETC Tiger	ETC Tiger Pipeline, LLC

ETE	Energy Transfer Equity, L.P., a publicly traded partnership and the owner of ETP LLC

ETE Holdings	ETE Common Holdings, LLC, a wholly-owned subsidiary of ETE

ET Interstate	Energy Transfer Interstate Holdings, LLC

ETP Credit Facility	ETP’s $3.75 billion revolving credit facility

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETP

ETP Holdco	ETP Holdco Corporation

ETP LLC	Energy Transfer Partners, L.L.C., the general partner of ETP GP

Exchange Act	Securities Exchange Act of 1934

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC

GAAP	accounting principles generally accepted in the United States of America

HPC	RIGS Haynesville Partnership Co. and its wholly-owned subsidiary, Regency Intrastate Gas LP

IDRs	incentive distribution rights

Lake Charles LNG	Lake Charles LNG Company, LLC (previously named Trunkline LNG Company, LLC), a subsidiary of ETE

LIBOR	London Interbank Offered Rate

LNG	liquefied natural gas

Lone Star	Lone Star NGL LLC

MEP	Midcontinent Express Pipeline LLC

MMBtu	million British thermal units

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

ORS	Ohio River System LLC

OSHA	federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP and its subsidiaries

PCBs	polychlorinated biphenyls

PES	Philadelphia Energy Solutions

PHMSA	Pipeline Hazardous Materials Safety Administration

Preferred Units	ETP Series A cumulative convertible preferred units

Regency	Regency Energy Partners LP

Regency OLP	Regency OLP GP LLC

Retail Holdings	ETP Retail Holdings LLC, a joint venture between subsidiaries of ETC OLP and Sunoco, Inc.

Sea Robin	Sea Robin Pipeline Company, LLC, a subsidiary of Panhandle

SEC	Securities and Exchange Commission

Southern Union	Southern Union Company

Sunoco GP	Sunoco GP LLC, the general partner of Sunoco LP

Sunoco Logistics	Sunoco Logistics Partners L.P.

Sunoco LP	Sunoco LP (previously named Susser Petroleum Partners, LP)

Sunoco Partners	Sunoco Partners LLC, the general partner of Sunoco Logistics

Susser	Susser Holdings Corporation

Transwestern	Transwestern Pipeline Company, LLC

Trunkline	Trunkline Gas Company, LLC, a subsidiary of Panhandle
Adjusted EBITDA is a term used throughout this document, which we define as earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, non-cash impairment charges, losses on extinguishments of debt, gain on deconsolidation and other non-operating income or expense items. Unrealized gains and losses on commodity risk management activities include unrealized gains and losses on commodity derivatives and inventory fair value adjustments (excluding lower of cost or market adjustments). Adjusted EBITDA reflects amounts for less than wholly-owned subsidiaries based on 100% of the subsidiaries’ results of operations and for unconsolidated affiliates based on the Partnership’s proportionate ownership.

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$858	$663
Accounts receivable, net	2,413	3,360
Accounts receivable from related companies	428	139
Inventories	1,223	1,460
Exchanges receivable	38	44
Derivative assets	10	81
Other current assets	355	296
Total current assets	5,325	6,043

Property, plant and equipment	48,286	43,404
Accumulated depreciation and depletion	(5,465)	(4,497)
	42,821	38,907

Advances to and investments in unconsolidated affiliates	5,119	3,760
Non-current derivative assets	15	10
Other non-current assets, net	738	786
Intangible assets, net	4,494	5,526
Goodwill	5,633	7,642
Total assets	$64,145	$62,674

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2015	December 31, 2014
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,037	$3,348
Accounts payable to related companies	256	25
Exchanges payable	87	183
Derivative liabilities	2	21
Accrued and other current liabilities	2,100	2,099
Current maturities of long-term debt	1	1,008
Total current liabilities	4,483	6,684

Long-term debt, less current maturities	27,449	24,973
Non-current derivative liabilities	189	154
Deferred income taxes	3,768	4,246
Other non-current liabilities	1,144	1,258

Commitments and contingencies
Series A Preferred Units	33	33
Redeemable noncontrolling interests	15	15

Equity:
General Partner	306	184
Limited Partners:
Common Unitholders	17,303	10,430
Class H Unitholder	3,464	1,512
Class I Unitholder	15	—
Accumulated other comprehensive loss	(14)	(56)
Total partners’ capital	21,074	12,070
Noncontrolling interest	5,990	5,153
Predecessor equity	—	8,088
Total equity	27,064	25,311
Total liabilities and equity	$64,145	$62,674

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUES
Natural gas sales	$960	$1,292	$2,893	$4,083
NGL sales	961	1,798	2,930	4,452
Crude sales	1,859	4,497	6,747	13,022
Gathering, transportation and other fees	1,026	904	2,999	2,546
Refined product sales	1,046	5,165	9,136	14,581
Other	749	1,277	3,762	3,364
Total revenues	6,601	14,933	28,467	42,048
COSTS AND EXPENSES
Cost of products sold	4,925	13,014	22,750	36,808
Operating expenses	535	547	1,805	1,378
Depreciation, depletion and amortization	471	410	1,451	1,206
Selling, general and administrative	94	152	389	372
Total costs and expenses	6,025	14,123	26,395	39,764
OPERATING INCOME	576	810	2,072	2,284
OTHER INCOME (EXPENSE)
Interest expense, net of interest capitalized	(333)	(299)	(979)	(868)
Equity in earnings of unconsolidated affiliates	214	84	388	265
Losses on extinguishments of debt	(10)	—	(43)	—
Gain on sale of AmeriGas common units	—	14	—	177
Losses on interest rate derivatives	(64)	(25)	(14)	(73)
Other, net	32	(15)	56	(36)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	415	569	1,480	1,749
Income tax expense (benefit) from continuing operations	22	55	(20)	271
INCOME FROM CONTINUING OPERATIONS	393	514	1,500	1,478
Income from discontinued operations	—	—	—	66
NET INCOME	393	514	1,500	1,544
Less: Net income (loss) attributable to noncontrolling interest	(24)	78	182	219
Less: Net income (loss) attributable to predecessor	—	94	(34)	97
NET INCOME ATTRIBUTABLE TO PARTNERS	417	342	1,352	1,228
General Partner’s interest in net income	277	135	779	373
Class H Unitholder’s interest in net income	66	59	184	159
Class I Unitholder’s interest in net income	15	—	80	—
Common Unitholders’ interest in net income	$59	$148	$309	$696
INCOME FROM CONTINUING OPERATIONS PER COMMON UNIT:
Basic	$0.11	$0.44	$0.70	$1.91
Diluted	$0.10	$0.44	$0.68	$1.90
NET INCOME PER COMMON UNIT:
Basic	$0.11	$0.44	$0.70	$2.11
Diluted	$0.10	$0.44	$0.68	$2.10

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$393	$514	$1,500	$1,544
Other comprehensive income (loss), net of tax:
Reclassification to earnings of gains and losses on derivative instruments accounted for as cash flow hedges	—	—	—	6
Change in value of derivative instruments accounted for as cash flow hedges	—	3	1	(3)
Change in value of available-for-sale securities	(1)	1	(1)	1
Actuarial gain (loss) relating to pension and other postretirement benefit plans	—	(1)	45	(2)
Foreign currency translation adjustments	1	(1)	(1)	(3)
Change in other comprehensive income from unconsolidated affiliates	—	—	(2)	(6)
	—	2	42	(7)
Comprehensive income	393	516	1,542	1,537
Less: Comprehensive income (loss) attributable to noncontrolling interest	(24)	78	182	219
Less: Comprehensive income (loss) attributable to predecessor	—	94	(34)	97
Comprehensive income attributable to partners	$417	$344	$1,394	$1,221

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(Dollars in millions)
(unaudited)

		Limited Partners
	General Partner	Common Units	Class H Units	Class I Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Predecessor Equity	Total
Balance, December 31, 2014	$184	$10,430	$1,512	$—	$(56)	$5,153	$8,088	$25,311
Distributions to partners	(658)	(1,352)	(178)	(65)	—	—	—	(2,253)
Predecessor distributions to partners	—	—	—	—	—	—	(202)	(202)
Distributions to noncontrolling interest	—	—	—	—	—	(247)	—	(247)
Units issued for cash	—	1,030	—	—	—	—	—	1,030
Subsidiary units issued for cash	1	117	—	—	—	1,156	—	1,274
Predecessor units issued for cash	—	—	—	—	—	—	34	34
Capital contributions from noncontrolling interest	—	—	—	—	—	617	—	617
Regency Merger	—	7,890	—	—	—	—	(7,890)	—
Bakken Pipeline Transaction	—	(999)	1,946	—	—	72	—	1,019
Sunoco LP Exchange Transaction	—	(52)	—	—	—	(940)	—	(992)
Susser Exchange Transaction	—	(68)	—	—	—	—	—	(68)
Acquisition of noncontrolling interest	—	(26)	—	—	—	(39)	—	(65)
Other comprehensive income, net of tax	—	—	—	—	42	—	—	42
Other, net	—	24	—	—	—	36	4	64
Net income	779	309	184	80	—	182	(34)	1,500
Balance, September 30, 2015	$306	$17,303	$3,464	$15	$(14)	$5,990	$—	$27,064

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$1,500	$1,544
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,451	1,206
Deferred income taxes	22	(65)
Amortization included in interest expense	(30)	(48)
Inventory valuation adjustments	(16)	17
Unit-based compensation expense	59	50
Gain on sale of AmeriGas common units	—	(177)
Losses on extinguishments of debt	43	—
Distributions on unvested awards	(12)	(12)
Equity in earnings of unconsolidated affiliates	(388)	(265)
Distributions from unconsolidated affiliates	263	224
Other non-cash	23	(31)
Cash flow in operating assets and liabilities, net of effects of acquisitions and deconsolidations	(922)	25
Net cash provided by operating activities	1,993	2,468
INVESTING ACTIVITIES
Cash proceeds from Bakken Pipeline Transaction	980	—
Cash proceeds from the Susser Exchange Transaction	967	—
Cash proceeds from sale of noncontrolling interest in Rover Pipeline LLC to AE-Midco Rover, LLC	64	—
Cash proceeds from the sale of AmeriGas common units	—	814
Cash paid for acquisition of a noncontrolling interest	(129)	—
Cash transferred to ETE in connection with the Sunoco LP Exchange	(114)	—
Cash paid for Susser Merger, net of cash received	—	(808)
Cash paid for all other acquisitions	(475)	(985)
Capital expenditures, excluding allowance for equity funds used during construction	(6,531)	(3,668)
Contributions in aid of construction costs	27	34
Contributions to unconsolidated affiliates	(75)	(271)
Distributions from unconsolidated affiliates in excess of cumulative earnings	119	97
Proceeds from sale of discontinued operations	—	79
Proceeds from the sale of assets	20	22
Change in restricted cash	10	162
Other	(14)	(11)
Net cash used in investing activities	(5,151)	(4,535)
FINANCING ACTIVITIES
Proceeds from borrowings	14,808	9,224
Repayments of long-term debt	(11,620)	(7,260)
Units issued for cash	1,030	1,126
Subsidiary units issued for cash	1,274	593
Predecessor units issued for cash	34	962
Capital contributions from noncontrolling interest	583	19
Distributions to partners	(2,253)	(1,430)
Predecessor distributions to partners	(202)	(446)
Distributions to noncontrolling interest	(247)	(169)
Debt issuance costs	(54)	(47)
Other	—	2
Net cash provided by financing activities	3,353	2,574
Increase in cash and cash equivalents	195	507
Cash and cash equivalents, beginning of period	663	568
Cash and cash equivalents, end of period	$858	$1,075

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

•
Effective July 1, 2015, ETE acquired 100% of the membership interests of Sunoco GP, the general partner of Sunoco LP, and all of the IDRs of Sunoco LP from ETP, and in exchange, ETE transferred to ETP 21 million ETP common units. These operations were reported within the retail marketing segment. In connection with this transaction, the Partnership deconsolidated Sunoco LP, and its remaining investment in Sunoco LP is accounted for under the equity method.

•
Regency OLP is a limited partnership engaged in the gathering and processing, compression, treating and transportation of natural gas; the gathering, transportation and terminalling of oil (crude and/or condensate, a lighter oil) received from producers; and the management of coal and natural resource properties in the United States. Regency OLP focuses on providing midstream services in some of the most prolific natural gas producing regions in the United States, including the Eagle Ford, Haynesville, Barnett, Fayetteville, Marcellus, Utica, Bone Spring, Avalon and Granite Wash shales.
Our financial statements reflect the following reportable business segments:
•intrastate transportation and storage;
•interstate transportation and storage;
•midstream;
•liquids transportation and services;
•investment in Sunoco Logistics;
•retail marketing; and
•all other.
Basis of Presentation
The unaudited financial information included in this Form 10-Q has been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2014 included in Exhibit 99.1 to the Partnership’s Form 8-K filed on August 12, 2015. In the opinion of the Partnership’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC.
Merger with Regency. On April 30, 2015, a wholly-owned subsidiary of the Partnership merged with Regency, with Regency surviving as a wholly-owned subsidiary of the Partnership (the “Regency Merger”). Each Regency common unit and Class F unit was converted into the right to receive 0.4124 Partnership common units. ETP issued 172.2 million Partnership common units to Regency unitholders, including 15.5 million units issued to Partnership subsidiaries. The 1.9 million outstanding Regency series A preferred units were converted into corresponding new Partnership Series A Preferred Units on a one-for-one basis.
In connection with the Regency Merger, ETE agreed to reduce the incentive distributions it receives from the Partnership by a total of $320 million over a five-year period. The IDR subsidy will total $80 million for the year ending December 31, 2015 and $60 million per year for the following four years.
The Regency Merger was a combination of entities under common control; therefore, Regency’s assets and liabilities were not adjusted. The Partnership’s consolidated financial statements have been retrospectively adjusted to reflect consolidation of Regency for all prior periods subsequent to May 26, 2010 (the date ETE acquired Regency’s general partner). Predecessor equity included on the consolidated financial statements represents Regency’s equity prior to the Regency Merger.

The following table presents the revenues and net income for the previously separate entities and the combined amounts presented herein:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 (1)	2014	2015 (1)	2014
Revenues:
Partnership	$6,601	$13,618	$27,384	$38,879
Regency	—	1,483	1,300	3,524
Adjustments and eliminations	—	(168)	(217)	(355)
Combined	$6,601	$14,933	$28,467	$42,048

Net income:
Partnership	$393	$447	$1,582	$1,519
Regency	—	107	(29)	115
Adjustments and eliminations	—	(40)	(53)	(90)
Combined	$393	$514	$1,500	$1,544

(1)	Amounts attributable to Regency subsequent to the Regency Merger on April 30, 2015 are reflected in the Partnership amounts.
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
Excise Taxes
The Partnership records the collection of taxes to be remitted to government authorities on a net basis except for the retail marketing segment in which consumer excise taxes on sales of refined products and merchandise are included in both revenues and cost of products sold in the consolidated statements of operations, with no net impact on net income. Excise taxes collected by the retail marketing segment were $211 million and $632 million for the three months ended September 30, 2015 and 2014, respectively, and $1.71 billion and $1.74 billion for the nine months ended September 30, 2015 and 2014, respectively.
Subsidiary Common Unit Transactions. The Partnership accounts for the difference between the carrying amount of its investment in Sunoco Logistics and the underlying book value arising from the issuance or redemption of units by Sunoco Logistics (excluding transactions with us) as capital transactions.
Recent Accounting Pronouncement. In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which changed the requirements for consolidations analysis.  Under ASU 2015-02, reporting entities are required to evaluate whether they should consolidate certain legal entities.  ASU 2015-02 is effective for fiscal years beginning after December 15, 2015, and early adoption is permitted. The Partnership expects to adopt this standard for the year ending December 31, 2016, and we are currently evaluating the impact that it will have on the consolidated financial statements and related disclosures.

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
In July 2015, in exchange for the contribution of 100% of Susser from ETP to Sunoco LP, Sunoco LP paid approximately $970 million in cash and issued to ETP subsidiaries 22 million Sunoco LP Class B units valued at approximately $970 million. The Sunoco Class B units did not receive second quarter 2015 cash distributions from Sunoco LP and converted on a one-for-one basis into Sunoco LP common units on the day immediately following the record date for Sunoco LP’s second quarter 2015 distribution. In addition, (i) a Susser subsidiary exchanged its 79,308 Sunoco LP common units for 79,308 Sunoco LP Class A units, (ii) approximately 11 million Sunoco LP subordinated units owned by Susser subsidiaries were converted into approximately 11 million Sunoco LP Class A units and (iii) Sunoco LP issued 79,308 Sunoco LP common units and approximately 11 million Sunoco LP subordinated units to subsidiaries of ETP. The Sunoco LP Class A units were contributed to Sunoco LP as part of the transaction. Sunoco LP subsequently contributed, transferred, assigned and conveyed its interests in Susser to one of its subsidiaries.
Effective July 1, 2015, ETE acquired 100% of the membership interests of Sunoco GP, the general partner of Sunoco LP, and all of the IDRs of Sunoco LP from ETP, and in exchange, ETE transferred to ETP 21 million ETP common units (the “Sunoco LP Exchange”). In connection with ETP’s 2014 acquisition of Susser, ETE agreed to provide ETP a $35 million annual IDR subsidy for 10 years, which terminated upon the closing of ETE’s acquisition of Sunoco GP. In connection with the exchange and repurchase, ETE will provide ETP a $35 million annual IDR subsidy for two years beginning with the quarter ended September 30, 2015. In connection with this transaction, the Partnership deconsolidated Sunoco LP, including goodwill of $1.81 billion and intangible assets of $982 million related to Sunoco LP. The Partnership continues to hold 26.8 million Sunoco LP common units and 10.9 million Sunoco LP subordinated units accounted for under the equity method. The results of Sunoco LP’s operations have not been presented as discontinued operations and Sunoco LP’s assets and liabilities have not been presented as held for sale in the Partnership’s consolidated financial statements due to the continuing involvement among the entities.
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
In October 2015, Sunoco Logistics completed the previously announced acquisition of a 40% membership interest (the “Bakken Membership Interest”) in Bakken Holdings Company LLC (“Bakken Holdco”). Bakken Holdco, through its wholly-owned subsidiaries, owns a 75% membership interest in each of Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC, which together intend to develop the previously announced pipeline system to deliver crude oil from the Bakken/Three Forks production area in North Dakota to the Gulf Coast (the “Bakken Pipeline Project”). ETP transferred the Bakken Membership Interest to Sunoco Logistics in exchange for approximately 9.4 million Class B Units representing limited partner interests in Sunoco Logistics and the payment by Sunoco Logistics to ETP of $382 million of cash, which represented reimbursement for its proportionate share of the total cash contributions made in the Bakken Pipeline Project as of the date of closing of the exchange transaction.
Discontinued Operations
Discontinued operations for the nine months ended September 30, 2014 include the results of operations for a marketing business that was sold effective April 1, 2014.

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

The net change in operating assets and liabilities, net of acquisitions and deconsolidations, included in cash flows from operating activities is comprised as follows:

	Nine Months Ended September 30,
	2015	2014
Accounts receivable	$523	$(782)
Accounts receivable from related companies	(467)	(40)
Inventories	(239)	177
Exchanges receivable	5	4
Other current assets	(101)	59
Other non-current assets, net	116	(23)
Accounts payable	(988)	512
Accounts payable to related companies	75	(10)
Exchanges payable	(97)	(14)
Accrued and other current liabilities	122	157
Other non-current liabilities	47	(52)
Derivative assets and liabilities, net	82	37
Net change in operating assets and liabilities, net of effects of acquisitions and deconsolidations	$(922)	$25
Non-cash investing and financing activities are as follows:

	Nine Months Ended September 30,
	2015	2014
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$963	$399
Net gains from subsidiary common unit issuances	118	81
NON-CASH FINANCING ACTIVITIES:
Contribution of property, plant and equipment from noncontrolling interest	$34	$—
Issuance of common units in connection with the Regency Merger	9,250	—
Issuance of common units in connection with the Susser Merger	—	908
Issuance of Class H Units in connection with the Bakken Pipeline Transaction	1,946	—
Predecessor equity issuances of common units in connection with Regency’s acquisitions	—	4,281
Long-term debt assumed in Regency’s acquisitions	—	1,887
Long-term debt exchanged in Regency’s acquisitions	—	499
Redemption of common units in connection with the Bakken Pipeline Transaction	999	—
Redemption of common units in connection with the Sunoco LP Exchange	52	—
Redemption of common units in connection with the Lake Charles LNG Transaction	—	1,167

4.	INVENTORIES
Inventories consisted of the following:

	September 30, 2015	December 31, 2014
Natural gas and NGLs	$426	$392
Crude oil	461	364
Refined products	95	392
Other	241	312
Total inventories	$1,223	$1,460
We utilize commodity derivatives to manage price volatility associated with our natural gas inventory. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.

5.	FAIR VALUE MEASURES
We have commodity derivatives, interest rate derivatives and embedded derivatives in the Preferred Units that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. Derivatives related to the Preferred Units were valued using a binomial lattice model. The market inputs utilized in the model include credit spread, probabilities of the occurrence of certain events, common unit price, dividend yield, and expected value, and are considered Level 3. During the nine months ended September 30, 2015, no transfers were made between any levels within the fair value hierarchy.
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of September 30, 2015 was $26.08 billion and $27.45 billion, respectively. As of December 31, 2014, the aggregate fair value and carrying amount of our consolidated debt obligations was $26.91 billion and $25.98 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.

The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 based on inputs used to derive their fair values:

		Fair Value Measurements at September 30, 2015
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Interest rate derivatives	$22	$—	$22	$—
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	5	5	—	—
Swing Swaps IFERC	4	4	—	—
Fixed Swaps/Futures	237	237	—	—
Forward Physical Swaps	2	—	2	—
Power:
Forwards	11	—	11	—
Futures	2	2	—	—
Natural Gas Liquids – Forwards/Swaps	57	57	—	—
Refined Products – Futures	25	25	—	—
Crude – Futures	1	1	—	—
Total commodity derivatives	344	331	13	—
Total assets	$366	$331	$35	$—
Liabilities:
Interest rate derivatives	$(183)	$—	$(183)	$—
Embedded derivatives in the ETP Preferred Units	(6)	—	—	(6)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(4)	(4)	—	—
Swing Swaps IFERC	(5)	(5)	—	—
Fixed Swaps/Futures	(189)	(189)	—	—
Power:
Forwards	(12)	—	(12)	—
Futures	(1)	(1)	—	—
Natural Gas Liquids – Forwards/Swaps	(44)	(44)	—	—
Refined Products – Futures	(1)	(1)	—	—
Total commodity derivatives	(256)	(244)	(12)	—
Total liabilities	$(445)	$(244)	$(195)	$(6)

		Fair Value Measurements at December 31, 2014
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Interest rate derivatives	$3	$—	$3	$—
Commodity derivatives:
Condensate – Forward Swaps	36	—	36	—
Natural Gas:
Basis Swaps IFERC/NYMEX	19	19	—	—
Swing Swaps IFERC	26	1	25	—
Fixed Swaps/Futures	566	541	25	—
Forward Physical Swaps	1	—	1	—
Power:
Forwards	3	—	3	—
Futures	4	4	—	—
Natural Gas Liquids – Forwards/Swaps	69	46	23	—
Refined Products – Futures	21	21	—	—
Total commodity derivatives	745	632	113	—
Total assets	$748	$632	$116	$—
Liabilities:
Interest rate derivatives	$(155)	$—	$(155)	$—
Embedded derivatives in the Regency Preferred Units	(16)	—	—	(16)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(18)	(18)	—	—
Swing Swaps IFERC	(25)	(2)	(23)	—
Fixed Swaps/Futures	(490)	(490)	—	—
Power:
Forwards	(4)	—	(4)	—
Futures	(2)	(2)	—	—
Natural Gas Liquids – Forwards/Swaps	(32)	(32)	—	—
Refined Products – Futures	(7)	(7)	—	—
Total commodity derivatives	(578)	(551)	(27)	—
Total liabilities	$(749)	$(551)	$(182)	$(16)
The following table presents a reconciliation of the beginning and ending balances for our Level 3 financial instruments measured at fair value on a recurring basis using significant unobservable inputs for the nine months ended September 30, 2015.

Balance, December 31, 2014	$(16)
Net unrealized gains included in other income (expense)	10
Balance, September 30, 2015	$(6)

6.	NET INCOME PER LIMITED PARTNER UNIT
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
A reconciliation of income from continuing operations and weighted average units used in computing basic and diluted income from continuing operations per unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income from continuing operations	$393	$514	$1,500	$1,478
Less: Income (loss) from continuing operations attributable to noncontrolling interest	(24)	78	182	219
Less: Income (loss) from continuing operations attributable to predecessor	—	94	(34)	97
Income from continuing operations, net of noncontrolling interest and predecessor income	417	342	1,352	1,162
General Partner’s interest in income from continuing operations	277	135	779	373
Class H Unitholder’s interest in income from continuing operations	66	59	184	159
Class I Unitholder’s interest in income from continuing operations	15	—	80	—
Common Unitholders’ interest in income from continuing operations	59	148	309	630
Additional earnings allocated to General Partner	(3)	—	(7)	(2)
Distributions on employee unit awards, net of allocation to General Partner	(4)	(3)	(11)	(9)
Income from continuing operations available to Common Unitholders	$52	$145	$291	$619
Weighted average Common Units – basic	485.0	331.4	415.1	324.8
Basic income from continuing operations per Common Unit	$0.11	$0.44	$0.70	$1.91

Income from continuing operations available to Common Unitholders	$52	$145	$291	$619
Income attributable to Preferred Units	(4)	—	(5)	—
Diluted income from continuing operations available to Common Unitholders	$48	$145	$286	$619
Weighted average Common Units – basic	485.0	331.4	415.1	324.8
Dilutive effect of unvested employee unit awards	1.4	1.7	1.7	1.6
Dilutive effect of Preferred Units	0.9	—	0.9	—
Weighted average Common Units - diluted	487.3	333.1	417.7	326.4
Diluted income from continuing operations per Common Unit	$0.10	$0.44	$0.68	$1.90
Basic income from discontinued operations per Common Unit	$0.00	$0.00	$0.00	$0.20
Diluted income from discontinued operations per Common Unit	$0.00	$0.00	$0.00	$0.20

7.	DEBT OBLIGATIONS
Our debt obligations consist of the following:

	September 30, 2015	December 31, 2014
ETP Senior Notes	$19,440	$10,890
Transwestern Senior Notes	782	782
Panhandle Senior Notes	1,085	1,085
Sunoco, Inc. Senior Notes	465	715
Sunoco Logistics Senior Notes(1)	3,975	3,975
Regency Senior Notes(2)	—	5,089
Revolving credit facilities:
ETP $3.75 billion Revolving Credit Facility due November 2019	665	570
Sunoco Logistics’ subsidiary $35 million Revolving Credit Facility due April 2015(3)	—	35
Sunoco Logistics $2.5 billion Revolving Credit Facility due March 2020	835	150
Sunoco LP $1.5 billion Revolving Credit Facility due September 2019(5)	—	683
Regency $2.5 billion Revolving Credit Facility due November 25, 2019(4)	—	1,504
Other long-term debt	31	223
Unamortized premiums, net of discounts and fair value adjustments	172	280
Total debt	27,450	25,981
Less: Current maturities of long-term debt	1	1,008
Long-term debt, less current maturities	$27,449	$24,973

(1)
Sunoco Logistics’ 6.125% senior notes due May 15, 2016 were classified as long-term debt as of September 30, 2015 as Sunoco Logistics has the ability and intent to refinance such borrowings on a long-term basis.

(2)	As discussed below, the Regency senior notes were redeemed and/or assumed by the Partnership.

(3)	Sunoco Logistics’ subsidiary $35 million Revolving Credit Facility matured in April 2015 and was repaid with borrowings from the Sunoco Logistics $2.5 billion Revolving Credit Facility.

(4)	On April 30, 2015, in connection with the Regency Merger, the Regency Credit Facility was paid off in full and terminated.

(5)	In connection with ETE’s acquisition of Sunoco GP, the general partner of Sunoco LP, on July 1, 2015, ETP deconsolidated Sunoco LP.
The following table reflects future maturities of long-term debt for each of the next five years and thereafter. These amounts exclude $172 million in unamortized premiums and fair value adjustments:

2015 (remainder)	$1
2016	375
2017	1,182
2018	2,485
2019	1,666
Thereafter	21,569
Total	$27,278
ETP Senior Notes
In June 2015, ETP issued $650 million aggregate principal amount of 2.50% senior notes due June 2018, $350 million aggregate principal amount of 4.15% senior notes due October 2020, $1.0 billion aggregate principal amount of 4.75% senior notes due January 2026 and $1.0 billion aggregate principal amount of 6.125% senior notes due December 2045. ETP used the net proceeds of $2.98 billion from the offering to repay outstanding borrowings under the ETP Credit Facility, to fund growth capital expenditures and for general partnership purposes.

In March 2015, ETP issued $1.0 billion aggregate principal amount of 4.05% senior notes due March 2025, $500 million aggregate principal amount of 4.90% senior notes due March 2035, and $1.0 billion aggregate principal amount of 5.15% senior notes due March 2045. ETP used the $2.48 billion net proceeds from the offering to repay outstanding borrowings under the ETP Credit Facility, to fund growth capital expenditures and for general partnership purposes.
At the time of the Regency Merger, Regency had outstanding $5.1 billion principal amount of senior notes. On June 1, 2015, Regency redeemed all of the outstanding $499 million aggregate principal amount of its 8.375% senior notes due June 2019.
Panhandle previously agreed to fully and unconditionally guarantee (the “Panhandle Guarantee”) all of the payment obligations of Regency and Regency Energy Finance Corp. under their $600 million in aggregate principal amount of 4.50% senior notes due November 2023. On May 28, 2015, ETP entered into a supplemental indenture relating to the senior notes pursuant to which it became a co-obligor with respect to such payment obligations thereunder. Accordingly, pursuant to the terms of such supplemental indentures the Panhandle Guarantee was terminated.
On August 10, 2015, ETP entered into various supplemental indentures pursuant to which ETP has agreed to assume all of the obligations of Regency under the following series of outstanding senior notes of Regency and Regency Energy Finance Corp., of which ETP was previously a co-obligor or parent guarantor:

•	$400 million in aggregate principal amount of 5.750% Senior Notes due 2020;

•	$390 million in aggregate principal amount of 8.375% Senior Notes due 2020 (the “2020 Notes”);

•	$260 million in aggregate principal amount of 6.500% Senior Notes due 2021 (the “2021 Notes”);

•	$500 million in aggregate principal amount of 6.500% Senior Notes due 2021;

•	$700 million in aggregate principal amount of 5.000% Senior Notes due 2022;

•	$900 million in aggregate principal amount of 5.875% Senior Notes due 2022;

•	$600 million in aggregate principal amount of 4.500% Senior Notes due 2023; and

•	$700 million in aggregate principal amount of 5.500% Senior Notes due 2023.
The notes assumed from Regency are registered under the Securities Act of 1933 (as amended). The senior notes assumed from Regency may be redeemed at any time, or from time to time, pursuant to the terms of the applicable indenture and related indenture supplements related to the Regency senior notes. The balance is payable upon maturity and interest is payable semi-annually.
The Regency indentures contain various covenants that are similar to those of the indentures on ETP’s senior notes.
The senior notes assumed from Regency are fully and unconditionally guaranteed, on a joint and several basis, by all of the consolidated subsidiaries that were previously consolidated by Regency, except for ELG and its wholly-owned subsidiaries, Aqua – PVR and ORS.
On August 13, 2015, ETP redeemed in full the outstanding amount of the 2020 Notes and the 2021 Notes. The amount paid to redeem the 2020 Notes included a make whole premium of approximately $40 million and the amount paid to redeem the 2021 Notes included a make whole premium of approximately $24 million.
Revolving Credit Facilities
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $3.75 billion and expires in November 2019. The indebtedness under the ETP Credit Facility is unsecured, is not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. As of September 30, 2015, the ETP Credit Facility had $665 million of outstanding borrowings.
Sunoco Logistics Credit Facilities
In March 2015, Sunoco Logistics amended and restated its $1.5 billion unsecured credit facility, which was scheduled to mature in November 2018. The amended and restated credit facility is a $2.5 billion unsecured revolving credit agreement (the “Sunoco Logistics Credit Facility”), which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $3.25 billion under certain conditions. As of September 30, 2015, the Sunoco Logistics Credit Facility had $835 million of outstanding borrowings.

Compliance with Our Covenants
We were in compliance with all requirements, tests, limitations, and covenants related to our credit agreements as of September 30, 2015.

8.	SERIES A PREFERRED UNITS
In connection with the closing of the Regency Merger, Regency’s 1.9 million outstanding series A cumulative convertible preferred units were converted into corresponding newly issued ETP cumulative convertible series A preferred units on a one-for-one basis. If outstanding, the Preferred Units are mandatorily redeemable on September 2, 2029 for $35 million plus all accrued but unpaid distributions and interest thereon and are reflected as long-term liabilities in our consolidated balance sheets. The Preferred Units are entitled to a preferential quarterly cash distribution of $0.445 per Preferred Unit if outstanding on the record dates of the Partnership’s common unit distributions. Holders of the Preferred Units can elect to convert the ETP Preferred Units to ETP Common Units at any time in accordance with ETP’s partnership agreement. The number of common units issuable upon conversion of the Preferred Units is equal to the issue price of $18.30, plus all accrued but unpaid distributions and interest thereon, divided by the conversion price of $44.37. As of September 30, 2015, the Preferred Units were convertible into 0.9 million ETP Common Units.

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
Effective July 1, 2015, ETE acquired 100% of the membership interests of Sunoco GP, the general partner of Sunoco LP, and all of the IDRs of Sunoco LP from ETP, and in exchange, ETE transferred to ETP 21 million ETP common units. In connection with ETP’s 2014 acquisition of Susser, ETE agreed to provide ETP a $35 million annual IDR subsidy for 10 years, which would terminate upon the closing of ETE’s acquisition of Sunoco GP. In connection with the exchange and repurchase, ETE will provide ETP a $35 million annual IDR subsidy for two years.
The impact of (i) the IDR subsidy adjustments and (ii) the Class I Unit distributions, along with the currently effective IDR subsidies, is included in the table below under “Quarterly Distributions of Available Cash.”
ETP Common Unit Activity
The changes in common units during the nine months ended September 30, 2015 were as follows:

Number of Units
Number of common units at December 31, 2014	355.5
Common units issued in connection with Equity Distribution Agreements	14.5
Common units issued in connection with the Distribution Reinvestment Plan	5.0
Common units issued in connection with the Regency Merger	172.2
Common units redeemed in connection with the Bakken Pipeline Transaction	(30.8)
Common units redeemed in connection with the Sunoco LP Exchange	(21.0)
Issuance of common units under equity incentive plans	0.2
Number of common units at September 30, 2015	495.6

During the nine months ended September 30, 2015, the Partnership received proceeds of $775 million, net of commissions of $8 million, from the issuance of common units pursuant to equity distribution agreements, which were used for general partnership purposes. As of September 30, 2015, $624 million of the Partnership’s common units remained available to be issued under an equity distribution agreement.
During the nine months ended September 30, 2015, distributions of $255 million were reinvested under the Distribution Reinvestment Plan resulting in the issuance of 5.0 million common units. As of September 30, 2015, a total of 2.3 million common units remain available to be issued under the existing registration statement in connection with the Distribution Reinvestment Plan.
Sales of Common Units by Sunoco Logistics
In 2014, Sunoco Logistics entered into equity distribution agreements pursuant to which Sunoco Logistics may sell from time to time common units having aggregate offering prices of up to $1.25 billion. During the nine months ended September 30, 2015, Sunoco Logistics received proceeds of $645 million, net of commissions of $7 million, which were used for general partnership purposes.
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
As a result of Sunoco Logistics’ issuances of common units during the nine months ended September 30, 2015, the Partnership recognized increases in partners’ capital of $118 million.
Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by the Partnership subsequent to December 31, 2014:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2014	February 6, 2015	February 13, 2015	$0.9950
March 31, 2015	May 8, 2015	May 15, 2015	1.0150
June 30, 2015	August 6, 2015	August 14, 2015	1.0350
September 30, 2015	November 5, 2015	November 16, 2015	1.0550
ETE agreed to relinquish its right to the following amounts of incentive distributions in future periods, including distributions on Class I Units.

Total Year
2015 (remainder)	$28
2016	137
2017	128
2018	105
2019	95
Sunoco Logistics Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by Sunoco Logistics subsequent to December 31, 2014:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2014	February 9, 2015	February 13, 2015	$0.4000
March 31, 2015	May 11, 2015	May 15, 2015	0.4190
June 30, 2015	August 10, 2015	August 14, 2015	0.4380
September 30, 2015	November 9, 2015	November 13, 2015	0.4580

Accumulated Other Comprehensive Income (Loss)
The following table presents the components of AOCI, net of tax:

	September 30, 2015	December 31, 2014
Available-for-sale securities	$2	$3
Foreign currency translation adjustment	(4)	(3)
Net loss on commodity related hedges	—	(1)
Actuarial loss related to pensions and other postretirement benefits	(12)	(57)
Investments in unconsolidated affiliates, net	—	2
Total AOCI, net of tax	$(14)	$(56)

11.	INCOME TAXES
For the three and nine months ended September 30, 2015, the Partnership’s effective income tax rate decreased from the prior year primarily due to lower earnings among the Partnership’s consolidated corporate subsidiaries. The three and nine months ended September 30, 2015 also reflect a benefit of $24 million of net state tax benefit attributable to statutory state rate changes resulting from the Regency Merger and sale of Susser to Sunoco LP. For the three and nine months ended September 30, 2015, the Partnership’s income tax expense was favorably impacted by $11 million due to a reduction in the statutory Texas franchise tax rate which was enacted by the Texas legislature during the second quarter of 2015. Additionally, the Partnership recognized a net tax benefit of $7 million related to the settlement of the Southern Union 2004-2009 Internal Revenue Service (“IRS”) examination in July 2015. For the three and nine months ended September 30, 2014, the Partnership’s income tax expense from continuing operations included unfavorable income tax adjustments of $87 million related to the Lake Charles LNG Transaction, which was treated as a sale for tax purposes.

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
Transwestern Rate Case
On October 1, 2014, Transwestern filed a general NGA Section 4 rate case pursuant to the 2011 settlement agreement with its shippers. On December 2, 2014, the FERC issued an order accepting and suspending the rates to be effective April 1, 2015, subject to refund, and setting a procedural schedule with a hearing scheduled in late 2015. On June 22, 2015, Transwestern filed a settlement with the FERC which resolved or provided for the resolution of all issues set for hearing in the case.  On October 15, 2015, the FERC issued an order approving the rate case settlement without condition.
FGT Rate Case
On October 31, 2014, FGT filed a general NGA Section 4 rate case pursuant to a 2010 settlement agreement with its shippers. On November 28, 2014, the FERC issued an order accepting and suspending the rates to be effective no earlier than May 1, 2015, subject to refund.  On September 11, 2015, FGT filed a settlement with the FERC which resolved or provided for the resolution of all issues set for hearing in the case.  The settlement is subject to FERC approval.
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
We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2058. The table below reflects rental expense under these operating leases included in operating expenses in the accompanying statements of operations, which include contingent rentals, and rental expense recovered through related sublease rental income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Rental expense(1)	$35	$31	$141	$90
Less: Sublease rental income	(3)	(9)	(15)	(27)
Rental expense, net	$32	$22	$126	$63

(1)
Includes contingent rentals totaling $9 million and $8 million for the three months ended September 30, 2015 and 2014 and $19 million and $17 million for the nine months ended September 30, 2015 and 2014, respectively.

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
On June 5, 2015, the Dieckman Lawsuit was dismissed. On July 23, 2015, the Blankman, Bazini, Hinnau, Weaver and Berlin Lawsuits were dismissed. On August 20, 2015, the Cooperman Lawsuit was dismissed. The Consolidated Federal Lawsuit was terminated once all named plaintiffs voluntarily dismissed.
Each of the remaining lawsuits is at a preliminary stage. ETP cannot predict the outcome of these or any other lawsuits that might be filed, nor can we predict the amount of time and expense that will be required to resolve these lawsuits. ETP and the other defendants named in the lawsuits intend to defend vigorously against these and any other actions.
MTBE Litigation
Sunoco, Inc., along with other refiners, manufacturers and sellers of gasoline, is a defendant in lawsuits alleging MTBE contamination of groundwater. The plaintiffs typically include water purveyors and municipalities responsible for supplying drinking water and governmental authorities. The plaintiffs primarily assert product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. The plaintiffs in all of the cases seek to recover compensatory damages, and in some cases also seek natural resource damages, injunctive relief, punitive damages and attorneys’ fees.
As of September 30, 2015, Sunoco, Inc. is a defendant in six cases, including cases initiated by the States of New Jersey, Vermont, the Commonwealth of Pennsylvania, two others by the Commonwealth of Puerto Rico with the more recent Puerto Rico action being a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action, and one case by the City of Breaux Bridge in the USDC Western District of Louisiana. Four of these cases are venued in a multidistrict litigation proceeding in a New York federal court. The New Jersey, Puerto Rico, Vermont, and Pennsylvania cases assert natural resource damage claims.
Fact discovery has concluded with respect to an initial set of 19 sites each that will be the subject of the first trial phase in the New Jersey case and the initial Puerto Rico case. In August 2015, the State of Rhode Island served a Notice of Intent to Sue on Sunoco, Inc., and certain predecessors and subsidiaries. The State of Rhode Island alleges Sunoco, Inc. unlawfully released MTBE from underground storage tanks and failed to remediate MTBE contamination in violation of various state and federal regulations. Insufficient information has been developed about the plaintiffs’ legal theories or the facts with respect to statewide natural resource damage claims to provide an analysis of the ultimate potential liability of Sunoco, Inc. in these matters. It is reasonably possible that a loss may be realized; however, we are unable to estimate the possible loss or range of loss in excess of amounts accrued. Management believes that an adverse determination with respect to one or more of the MTBE cases could have a significant impact on results of operations during the period in which any said adverse determination occurs, but does not believe that any such adverse determination would have a material adverse effect on the Partnership’s consolidated financial position.
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
Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency. As of September 30, 2015 and December 31, 2014, accruals of approximately $38 million and $37 million, respectively, were reflected on our consolidated balance sheets related to these contingent obligations. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.
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
No amounts have been recorded in our September 30, 2015 or December 31, 2014 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
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

•
Sunoco, Inc. is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of September 30, 2015, Sunoco, Inc. had been named as a PRP at approximately 52 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. Sunoco, Inc. is usually one of a number of companies identified as a PRP at a site. Sunoco, Inc. has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco, Inc.’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	September 30, 2015	December 31, 2014
Current	$48	$41
Non-current	327	360
Total environmental liabilities	$375	$401
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
During the three months ended September 30, 2015 and 2014, Sunoco, Inc. recorded $9 million and $10 million, respectively, of expenditures related to environmental cleanup programs. During the nine months ended September 30, 2015 and 2014, Sunoco, Inc. recorded $27 million of expenditures related to environmental cleanup programs.
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

The following table details our outstanding commodity-related derivatives:

	September 30, 2015		December 31, 2014
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	2,750,700	2015-2016	(232,500)	2015
Basis Swaps IFERC/NYMEX(1)	32,677,500	2015-2016	(13,907,500)	2015-2016
Options – Calls	—	—	5,000,000	2015
Power (Megawatt):
Forwards	557,220	2015-2016	288,775	2015
Futures	(846,164)	2015-2016	(156,000)	2015
Options – Puts	(11,361)	2015	(72,000)	2015
Options – Calls	(55,618)	2015	198,556	2015
Crude (Bbls) – Futures	(140,000)	2015	—	—
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(6,872,500)	2015-2016	57,500	2015
Swing Swaps IFERC	73,757,500	2015-2016	46,150,000	2015
Fixed Swaps/Futures	(17,292,500)	2015-2016	(34,304,000)	2015-2016
Forward Physical Contracts	(1,537,218)	2015	(9,116,777)	2015
Natural Gas Liquid and Crude (Bbls) – Forwards/Swaps	(6,138,800)	2015-2016	(4,417,400)	2015-2016
Refined Products (Bbls) – Futures	(2,273,000)	2015-2016	13,745,755	2015
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(37,555,000)	2016	(39,287,500)	2015
Fixed Swaps/Futures	(37,555,000)	2016	(39,287,500)	2015
Hedged Item – Inventory	37,555,000	2016	39,287,500	2015

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		September 30, 2015	December 31, 2014
July 2015(2)	Forward-starting to pay a fixed rate of 3.40% and receive a floating rate	$—	$200
July 2016(3)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	200	200
July 2017(4)	Forward-starting to pay a fixed rate of 3.84% and receive a floating rate	300	300
July 2018(4)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	200
July 2019(4)	Forward-starting to pay a fixed rate of 3.25% and receive a floating rate	200	300
December 2018	Pay a floating rate based on 3-month LIBOR and receive a fixed rate of 1.53%	1,200	—
March 2019	Pay a floating rate based on 3-month LIBOR and receive a fixed rate of 1.42%	300	—
February 2023	Pay a floating rate plus a spread of 1.73% and receive a fixed rate of 3.60%	—	200

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 10 years with a mandatory termination date the same as the effective date. These forward-starting swaps matured in July 2015.

(3)	Represents the effective date. These forward-starting swaps have terms of 10 and 30 years with a mandatory termination date the same as the effective date.

(4)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
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
Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$18	$43	$(1)	$—
	18	43	(1)	—
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	313	617	(243)	(577)
Commodity derivatives	13	107	(12)	(23)
Interest rate derivatives	22	3	(183)	(155)
Embedded derivatives in ETP Preferred Units	—	—	(6)	(16)
	348	727	(444)	(771)
Total derivatives	$366	$770	$(445)	$(771)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Derivatives without offsetting agreements		$22	$3	$(189)	$(171)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	$13	$107	$(12)	$(23)
Broker cleared derivative contracts	Other current assets	331	660	(244)	(577)
Total gross derivatives		366	770	(445)	(771)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(10)	(19)	10	19
Counterparty netting	Other current assets	(244)	(577)	244	577
Total net derivatives		$112	$174	$(191)	$(175)
We disclose the non-exchange traded financial derivative instruments as price risk management assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Change in Value Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Derivatives in cash flow hedging relationships:
Commodity derivatives	$—	$3	$1	$(3)
Total	$—	$3	$1	$(3)

	Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Derivatives in cash flow hedging relationships:
Commodity derivatives	Cost of products sold	$—	$—	$—	$(6)
Total		$—	$—	$—	$(6)

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$(1)	$1	$7	$(5)
Total		$(1)	$1	$7	$(5)

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$(2)	$(4)	$(10)	$(2)
Commodity derivatives – Non-trading	Cost of products sold	48	52	—	9
Interest rate derivatives	Losses on interest rate derivatives	(64)	(25)	(14)	(73)
Embedded derivatives	Other expense	6	(1)	10	(11)
Total		$(12)	$22	$(14)	$(77)

14.	RELATED PARTY TRANSACTIONS
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
After the deconsolidation of Sunoco LP, ETP’s transactions with Sunoco LP are now reflected as related party transactions. ETP purchased motor fuels from Sunoco LP totaling $500 million for the three months ended September 30, 2015.
The Partnership also has related party transactions with several of its equity method investees. In addition to commercial transactions, these transactions include the provision of certain management services and leases of certain assets.
The following table summarizes the affiliate revenues on our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Affiliated revenues	$94	$262	$300	$951
The following table summarizes the related company balances on our consolidated balance sheets:

	September 30, 2015	December 31, 2014
Accounts receivable from related companies:
ETE	$135	$11
PES	12	6
FGT	77	9
Lake Charles LNG	4	3
Trans-Pecos Pipeline, LLC	50	—
Comanche Trail Pipeline, LLC	72	—
Other	78	110
Total accounts receivable from related companies:	$428	$139

Accounts payable to related companies:
Sunoco LP	$230	$—
PES	5	—
FGT	—	2
Lake Charles LNG	3	2
Trans-Pecos Pipeline, LLC	4	—
Other	14	21
Total accounts payable to related companies:	$256	$25

15.	OTHER INFORMATION
The following tables present additional detail for certain balance sheet captions.
Other Current Assets
Other current assets consisted of the following:

	September 30, 2015	December 31, 2014
Deposits paid to vendors	$99	$65
Deferred income taxes	—	14
Income taxes receivable	99	17
Prepaid expenses and other	157	200
Total other current assets	$355	$296
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	September 30, 2015	December 31, 2014
Interest payable	$389	$382
Customer advances and deposits	105	103
Accrued capital expenditures	821	673
Accrued wages and benefits	200	233
Taxes payable other than income taxes	202	236
Income taxes payable	—	54
Deferred income taxes	99	99
Other	284	319
Total accrued and other current liabilities	$2,100	$2,099

16.	REPORTABLE SEGMENTS
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
We report Segment Adjusted EBITDA as a measure of segment performance. We define Segment Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, non-cash impairment charges, losses on extinguishments of debt, gain on deconsolidation and other non-operating income or expense items. Unrealized gains and losses on commodity risk management activities include unrealized gains and losses on commodity derivatives and inventory fair value adjustments (excluding lower of cost or market adjustments). Segment Adjusted EBITDA reflects amounts for unconsolidated affiliates based on the Partnership’s proportionate ownership.

The following tables present financial information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$477	$557	$1,504	$2,069
Intersegment revenues	115	44	243	178
	592	601	1,747	2,247
Interstate transportation and storage:
Revenues from external customers	245	254	755	794
Intersegment revenues	3	4	12	11
	248	258	767	805
Midstream:
Revenues from external customers	543	1,358	2,067	3,707
Intersegment revenues	840	609	1,715	1,517
	1,383	1,967	3,782	5,224
Liquids transportation and services:
Revenues from external customers	779	1,148	2,366	2,807
Intersegment revenues	75	48	143	122
	854	1,196	2,509	2,929
Investment in Sunoco Logistics:
Revenues from external customers	2,379	4,862	8,026	14,080
Intersegment revenues	27	53	155	133
	2,406	4,915	8,181	14,213
Retail marketing:
Revenues from external customers	1,362	5,985	11,701	16,561
Intersegment revenues	1	3	4	6
	1,363	5,988	11,705	16,567
All other:
Revenues from external customers	816	769	2,048	2,030
Intersegment revenues	160	128	391	352
	976	897	2,439	2,382
Eliminations	(1,221)	(889)	(2,663)	(2,319)
Total revenues	$6,601	$14,933	$28,467	$42,048

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Segment Adjusted EBITDA:
Intrastate transportation and storage	$127	$124	$421	$439
Interstate transportation and storage	286	288	872	905
Midstream	318	379	986	958
Liquids transportation and services	192	163	509	432
Investment in Sunoco Logistics	289	246	836	734
Retail marketing	195	191	464	436
All other	93	60	266	278
Total	1,500	1,451	4,354	4,182
Depreciation, depletion and amortization	(471)	(410)	(1,451)	(1,206)
Interest expense, net of interest capitalized	(333)	(299)	(979)	(868)
Gain on sale of AmeriGas common units	—	14	—	177
Losses on interest rate derivatives	(64)	(25)	(14)	(73)
Non-cash unit-based compensation expense	(16)	(18)	(59)	(50)
Unrealized gains (losses) on commodity risk management activities	47	32	(72)	(1)
Inventory valuation adjustments	(134)	(51)	16	(17)
Losses on extinguishments of debt	(10)	—	(43)	—
Adjusted EBITDA related to discontinued operations	—	—	—	(27)
Adjusted EBITDA related to unconsolidated affiliates	(350)	(184)	(711)	(584)
Equity in earnings of unconsolidated affiliates	214	84	388	265
Other, net	32	(25)	51	(49)
Income from continuing operations before income tax expense	$415	$569	$1,480	$1,749

	September 30, 2015	December 31, 2014
Assets:
Intrastate transportation and storage	$4,889	$4,984
Interstate transportation and storage	10,518	10,779
Midstream	16,886	15,562
Liquids transportation and services	7,030	4,568
Investment in Sunoco Logistics	14,586	13,619
Retail marketing	3,173	8,930
All other	7,063	4,232
Total assets	$64,145	$62,674

17.	CONSOLIDATING GUARANTOR FINANCIAL INFORMATION
On August 10, 2015, ETP entered into various supplemental indentures pursuant to which ETP has agreed to assume all of the obligations of Regency under the outstanding senior notes of Regency and Regency Energy Finance Corp., of which ETP was previously a co-obligor or parent guarantor.
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
The consolidating financial information for the Parent, Issuer, Guarantor Subsidiaries, and Non-Guarantor Subsidiaries are as follows:

	September 30, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash and cash equivalents	$(1)	$—	$(14)	$880	$(7)	$858
All other current assets	4,243	—	541	(317)	—	4,467
Property, plant, and equipment, net	171	—	9,402	33,328	(80)	42,821
Investments in subsidiaries	40,498	—	682	—	(41,180)	—
Investments in unconsolidated affiliates	23	—	979	3,865	252	5,119
All other assets	2,335	—	4,529	4,016	—	10,880
Total assets	$47,269	$—	$16,119	$41,772	$(41,015)	$64,145

Current liabilities	395	—	1,113	2,979	(4)	4,483
Non-current liabilities	20,889	—	63	11,646	—	32,598
Noncontrolling interest	—	—	—	5,782	208	5,990
Total partners’ capital	25,985	—	14,943	21,365	(41,219)	21,074
Total liabilities and equity	$47,269	$—	$16,119	$41,772	$(41,015)	$64,145

	December 31, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash and cash equivalents	$17	$—	$—	$654	$(8)	$663
All other current assets	273	—	667	4,587	(147)	5,380
Property, plant, and equipment, net	103	—	8,948	30,094	(238)	38,907
Investments in subsidiaries	24,361	19,829	—	6,755	(50,945)	—
Investments in unconsolidated affiliates	63	—	2,252	2,441	(996)	3,760
All other assets	3,826	—	4,765	10,047	(4,674)	13,964
Total assets	$28,643	$19,829	$16,632	$54,578	$(57,008)	$62,674

Current liabilities	1,117	—	723	5,073	(229)	6,684
Non-current liabilities	11,561	5,185	1,575	16,952	(4,594)	30,679
Noncontrolling interest	—	—	—	60	5,093	5,153
Predecessor equity	—	14,644	14,334	358	(21,248)	8,088
Total partners’ capital	15,965	—	—	32,135	(36,030)	12,070
Total liabilities and equity	$28,643	$19,829	$16,632	$54,578	$(57,008)	$62,674

	Three Months Ended September 30, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Revenues	$—	$—	$909	$5,682	$10	$6,601
Operating costs, expenses, and other	(6)	—	894	5,129	8	6,025
Operating income	6	—	15	553	2	576
Interest expense, net	(264)	(23)	6	(91)	39	(333)
Equity in earnings of unconsolidated affiliates	504	—	25	128	(443)	214
Losses on extinguishments of debt	(9)	(1)	—	—	—	(10)
Losses on interest rate derivatives	(64)	—	—	—	—	(64)
Other, net	251	—	1	(182)	(38)	32
Income (loss) before income taxes	424	(24)	47	408	(440)	415
Income tax expense (benefit)	7	(1)	—	16	—	22
Income (loss) from continuing operations	417	(23)	47	392	(440)	393
Net income (loss)	417	(23)	47	392	(440)	393
Less: Net loss attributable to noncontrolling interest	—	—	—	(40)	16	(24)
Net income (loss) attributable to partners	$417	$(23)	$47	$432	$(456)	$417

Other comprehensive income	$—	$—	$—	$84	$(84)	$—
Comprehensive income (loss)	417	(23)	47	476	(524)	393
Comprehensive loss attributable to noncontrolling interest	—	—	—	(40)	16	(24)
Comprehensive income (loss) attributable to partners	$417	$(23)	$47	$516	$(540)	$417

	Three Months Ended September 30, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Revenues	$—	$—	$1,467	$13,468	$(2)	$14,933
Operating costs, expenses, and other	(17)	—	1,334	12,810	(4)	14,123
Operating income	17	—	133	658	2	810
Interest expense, net	(172)	(85)	(1)	(95)	54	(299)
Equity in earnings (losses) of unconsolidated affiliates	474	327	20	(139)	(598)	84
Gain on sale of AmeriGas common units	14	—	—	—	—	14
Losses on interest rate derivatives	(25)	—	—	—	—	(25)
Other, net	42	1	—	(5)	(53)	(15)
Income before income taxes	350	243	152	419	(595)	569
Income tax expense	10	2	2	41	—	55
Income from continuing operations	340	241	150	378	(595)	514
Income from discontinued operations	—	—	32	—	(32)	—
Net income	340	241	182	378	(627)	514
Less: Net income attributable to noncontrolling interest	—	—	—	74	4	78
Less: Net loss attributable to predecessor	—	—	—	94	—	94
Net income attributable to partners	$340	$241	$182	$210	$(631)	$342

Other comprehensive income (loss)	$2	$—	$—	$(16)	$16	$2
Comprehensive income	342	241	182	362	(611)	516
Comprehensive income attributable to noncontrolling interest	—	—	—	74	4	78
Comprehensive income attributable to predecessor	—	—	—	94	—	94
Comprehensive income attributable to partners	$342	$241	$182	$194	$(615)	$344

	Nine Months Ended September 30, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Revenues	$—	$—	$2,778	$25,691	$(2)	$28,467
Operating costs, expenses, and other	(25)	1	2,758	23,666	(5)	26,395
Operating income (loss)	25	(1)	20	2,025	3	2,072
Interest expense, net	(622)	(173)	7	(331)	140	(979)
Equity in earnings of unconsolidated affiliates	1,245	106	69	408	(1,440)	388
Losses on extinguishments of debt	(9)	(22)	(12)	—	—	(43)
Losses on interest rate derivatives	(14)	—	—	—	—	(14)
Other, net	731	2	2	(540)	(139)	56
Income (loss) before income taxes	1,356	(88)	86	1,562	(1,436)	1,480
Income tax expense (benefit)	4	(4)	—	(20)	—	(20)
Income (loss) from continuing operations	1,352	(84)	86	1,582	(1,436)	1,500
Income from discontinued operations	—	—	48	—	(48)	—
Net income (loss)	1,352	(84)	134	1,582	(1,484)	1,500
Less: Net income attributable to noncontrolling interest	—	—	—	170	12	182
Less: Net loss attributable to predecessor	—	—	—	(34)	—	(34)
Net income (loss) attributable to partners	$1,352	$(84)	$134	$1,446	$(1,496)	$1,352

Other comprehensive income	$42	$—	$—	$42	$(42)	$42
Comprehensive income (loss)	1,394	(84)	134	1,624	(1,526)	1,542
Comprehensive income attributable to noncontrolling interest	—	—	—	170	12	182
Comprehensive loss attributable to predecessor	—	—	—	(34)	—	(34)
Comprehensive income (loss) attributable to partners	$1,394	$(84)	$134	$1,488	$(1,538)	$1,394

	Nine Months Ended September 30, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Revenues	$—	$—	$3,478	$38,573	$(3)	$42,048
Operating costs, expenses, and other	(53)	—	3,306	36,518	(7)	39,764
Operating income	53	—	172	2,055	4	2,284
Interest expense, net	(521)	(206)	(14)	(276)	149	(868)
Equity in earnings of unconsolidated affiliates	1,459	327	60	181	(1,762)	265
Gain on sale of AmeriGas common units	177	—	—	—	—	177
Losses on interest rate derivatives	(60)	—	—	(13)	—	(73)
Other, net	124	(7)	3	(8)	(148)	(36)
Income before income taxes	1,232	114	221	1,939	(1,757)	1,749
Income tax expense	4	3	—	264	—	271
Income from continuing operations	1,228	111	221	1,675	(1,757)	1,478
Income from discontinued operations	—	—	83	66	(83)	66
Net income	1,228	111	304	1,741	(1,840)	1,544
Less: Net income attributable to noncontrolling interest	—	—	—	208	11	219
Less: Net income attributable to predecessor	—	—	—	97	—	97
Net income attributable to partners	$1,228	$111	$304	$1,436	$(1,851)	$1,228

Other comprehensive loss	$(7)	$—	$—	$(7)	$7	$(7)
Comprehensive income	1,221	111	304	1,734	(1,833)	1,537
Comprehensive income attributable to noncontrolling interest	—	—	—	208	11	219
Comprehensive income attributable to predecessor	—	—	—	97	—	97
Comprehensive income attributable to partners	$1,221	$111	$304	$1,429	$(1,844)	$1,221

	Nine Months Ended September 30, 2015
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash flows from operating activities	$(3,435)	$(175)	$208	$5,593	$(198)	$1,993
Cash flows from investing activities	999	—	(893)	(5,109)	(148)	(5,151)
Cash flows from financing activities	2,418	175	671	(258)	347	3,353
Change in cash	(18)	—	(14)	226	1	195
Cash at beginning of period	17	—	—	654	(8)	663
Cash at end of period	$(1)	$—	$(14)	$880	$(7)	$858

	Nine Months Ended September 30, 2014
	Parent	Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated Partnership
Cash flows from operating activities	$790	$(216)	$529	$3,063	$(1,698)	$2,468
Cash flows from investing activities	(310)	(952)	(564)	(2,498)	(211)	(4,535)
Cash flows from financing activities	(214)	1,168	35	(313)	1,898	2,574
Change in cash	266	—	—	252	(11)	507
Cash at beginning of period	—	—	—	568	—	568
Cash at end of period	$266	$—	$—	$820	$(11)	$1,075

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar and unit amounts, except per unit data, are in millions)
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 2, 2015; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our Exhibit 99.1 to our Form 8-K filed on August 12, 2015. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.
References to “we,” “us,” “our,” the “Partnership” and “ETP” shall mean Energy Transfer Partners, L.P. and its subsidiaries.
OVERVIEW
The primary activities and operating subsidiaries through which we conduct those activities are as follows:

•	Natural gas operations, including the following:

•	natural gas midstream and intrastate transportation and storage through La Grange Acquisition, L.P., which we refer to as ETC OLP, and Regency OLP; and

•
interstate natural gas transportation and storage through ET Interstate and Panhandle. ET Interstate is the parent company of Transwestern, ETC FEP, ETC Tiger, CrossCountry and ET Rover Pipeline LLC. Panhandle is the parent company of the Trunkline and Sea Robin transmission systems. Regency owns a 50% interest in MEP.

•	Liquids operations, including NGL transportation, storage and fractionation services primarily through Lone Star.

•	Product and crude oil operations, including the following:

•	product and crude oil transportation, terminalling services and acquisition and marketing activities through Sunoco Logistics; and

•	retail marketing of gasoline and middle distillates through Sunoco, Inc.
RECENT DEVELOPMENTS
Sunoco LP
In July 2015, in exchange for the contribution of 100% of Susser from ETP to Sunoco LP, Sunoco LP paid approximately $970 million in cash and issued to ETP subsidiaries 22 million Sunoco LP Class B units valued at approximately $970 million. The Sunoco Class B units did not receive second quarter 2015 cash distributions from Sunoco LP and converted on a one-for-one basis into Sunoco LP common units on the day immediately following the record date for Sunoco LP’s second quarter 2015 distribution. In addition, (i) a Susser subsidiary exchanged its 79,308 Sunoco LP common units for 79,308 Sunoco LP Class A units, (ii) approximately 11 million Sunoco LP subordinated units owned by Susser subsidiaries were converted into approximately 11 million Sunoco LP Class A units and (iii) Sunoco LP issued 79,308 Sunoco LP common units and approximately 11 million Sunoco LP subordinated units to subsidiaries of ETP. The Sunoco LP Class A units were contributed to Sunoco LP as part of the transaction. Sunoco LP subsequently contributed, transferred, assigned and conveyed its interests in Susser to one of its subsidiaries.
Effective July 1, 2015, ETE acquired 100% of the membership interests of Sunoco GP, the general partner of Sunoco LP, and all of the IDRs of Sunoco LP from ETP, and in exchange, ETE transferred to ETP 21 million ETP common units. In connection with ETP’s 2014 acquisition of Susser, ETE agreed to provide ETP a $35 million annual IDR subsidy for 10 years, which terminated upon the closing of ETE’s acquisition of Sunoco GP. In connection with the exchange and repurchase, ETE will provide ETP a $35 million annual IDR subsidy for two years beginning with the quarter ended September 30, 2015. In connection with this transaction, the Partnership deconsolidated Sunoco LP. The Partnership continues to hold 26.8 million Sunoco LP common units and 10.9 million Sunoco LP subordinated units accounted for under the equity method.
Regency Merger
On April 30, 2015, a wholly-owned subsidiary of the Partnership merged with Regency, with Regency surviving as a wholly-owned subsidiary of the Partnership (the “Regency Merger”). Each Regency common unit and Class F unit was converted into the right to receive 0.4124 Partnership common units. ETP issued 172.2 million Partnership common units to Regency unitholders, including 15.5 million units issued to Partnership subsidiaries. The 1.9 million outstanding Regency series A preferred units were converted into corresponding new Partnership Series A Preferred Units on a one-for-one basis.
In connection with the Regency Merger, ETE agreed to reduce the incentive distributions it receives from the Partnership by a total of $320 million over a five-year period. The IDR subsidy will total $80 million for the year ending December 31, 2015 and $60 million per year for the following four years.
The Regency Merger was a combination of entities under common control; therefore, Regency’s assets and liabilities were not adjusted. The Partnership’s consolidated financial statements have been retrospectively adjusted to reflect consolidation of Regency for all prior periods subsequent to May 26, 2010 (the date ETE acquired Regency’s general partner). Predecessor equity included on the consolidated financial statements represents Regency’s equity prior to the Regency Merger.
On August 10, 2015, ETP entered into various supplemental indentures pursuant to which ETP has agreed to assume all of the obligations of Regency and Regency Energy Finance Corp., of which ETP was previously a co-obligor or parent guarantor.
Bakken Pipeline
In October 2015, Sunoco Logistics completed the previously announced acquisition of a 40% membership interest (the “Bakken Membership Interest”) in Bakken Holdings Company LLC (“Bakken Holdco”). Bakken Holdco, through its wholly-owned subsidiaries, owns a 75% membership interest in each of Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC, which together intend to develop the previously announced pipeline system to deliver crude oil from the Bakken/Three Forks production area in North Dakota to the Gulf Coast (the “Bakken Pipeline Project”). ETP transferred the Bakken Membership Interest to Sunoco Logistics in exchange for approximately 9.4 million Class B Units representing limited partner interests in Sunoco Logistics and the payment by Sunoco Logistics to ETP of $382 million of cash, which represented reimbursement for its proportionate share of the total cash contributions made in the Bakken Pipeline Project as of the date of closing of the exchange transaction.
Quarterly Cash Distribution Increase
In October 2015, ETP announced an increase in its quarterly distribution to $1.055 per Partnership common unit ($4.22 annualized) for the quarter ended September 30, 2015, representing an increase of $0.32 per Partnership common unit on an annualized basis, or 8.2%, compared to the third quarter of 2014.

Results of Operations
Consolidated Results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$127	$124	$3	$421	$439	$(18)
Interstate transportation and storage	286	288	(2)	872	905	(33)
Midstream	318	379	(61)	986	958	28
Liquids transportation and services	192	163	29	509	432	77
Investment in Sunoco Logistics	289	246	43	836	734	102
Retail marketing	195	191	4	464	436	28
All other	93	60	33	266	278	(12)
Total	1,500	1,451	49	4,354	4,182	172
Depreciation, depletion and amortization	(471)	(410)	(61)	(1,451)	(1,206)	(245)
Interest expense, net of interest capitalized	(333)	(299)	(34)	(979)	(868)	(111)
Losses on extinguishments of debt	(10)	—	(10)	(43)	—	(43)
Gain on sale of AmeriGas common units	—	14	(14)	—	177	(177)
Losses on interest rate derivatives	(64)	(25)	(39)	(14)	(73)	59
Non-cash unit-based compensation expense	(16)	(18)	2	(59)	(50)	(9)
Unrealized gains (losses) on commodity risk management activities	47	32	15	(72)	(1)	(71)
Inventory valuation adjustments	(134)	(51)	(83)	16	(17)	33
Adjusted EBITDA related to discontinued operations	—	—	—	—	(27)	27
Adjusted EBITDA related to unconsolidated affiliates	(350)	(184)	(166)	(711)	(584)	(127)
Equity in earnings of unconsolidated affiliates	214	84	130	388	265	123
Other, net	32	(25)	57	51	(49)	100
Income from continuing operations before income tax expense	415	569	(154)	1,480	1,749	(269)
Income tax (expense) benefit from continuing operations	(22)	(55)	33	20	(271)	291
Income from continuing operations	393	514	(121)	1,500	1,478	22
Income from discontinued operations	—	—	—	—	66	(66)
Net income	$393	$514	$(121)	$1,500	$1,544	$(44)
See the detailed discussion of Segment Adjusted EBITDA and Segment Operating Results.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased for the three and nine months ended September 30, 2015 compared to the same periods last year primarily due to additional depreciation from assets recently placed in service and recent acquisitions.
Gain on Sale of AmeriGas Common Units. In January 2014 and June 2014, the Partnership recognized a gain on the sale of 9.2 million and 8.5 million AmeriGas common units, respectively, that were originally received in connection with the contribution of our propane business to AmeriGas in 2012. As of September 30, 2015, the Partnership’s remaining interest in AmeriGas common units consisted of 3.1 million units held by a wholly-owned captive insurance company.
Losses on Interest Rate Derivatives. Losses on interest rate derivatives during the three and nine months ended September 30, 2015 and 2014 resulted from decreases in forward interest rates, which caused our forward-starting swaps to decrease in value.
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
Adjusted EBITDA Related to Discontinued Operations. Amounts for the nine months ended September 30, 2014 reflect the results of a marketing business that was sold effective April 1, 2014.
Other, net. Includes amortization of regulatory assets and other income and expense amounts.
Income Tax (Expense) Benefit from Continuing Operations. For the three and nine months ended September 30, 2015, the Partnership’s effective income tax rate decreased from the prior year primarily due to lower earnings among the Partnership’s consolidated corporate subsidiaries. The three and nine months ended September 30, 2015 also reflect a benefit of $24 million of net state tax benefit attributable to statutory state rate changes resulting from the Regency Merger and sale of Susser to Sunoco LP. For the three and nine months ended September 30, 2015, the Partnership’s income tax expense was favorably impacted by $11 million due to a reduction in the statutory Texas franchise tax rate which was enacted by the Texas legislature during the second quarter of 2015. Additionally, the Partnership recognized a net tax benefit of $7 million related to the settlement of the Southern Union 2004-2009 Internal Revenue Service (“IRS”) examination in July 2015. For the three and nine months ended September 30, 2014, the Partnership’s income tax expense from continuing operations included unfavorable income tax adjustments of $87 million related to the Lake Charles LNG Transaction, which was treated as a sale for tax purposes.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Equity in earnings (losses) of unconsolidated affiliates:
Citrus	$29	$32	$(3)	$77	$76	$1
FEP	14	14	—	41	41	—
PES	39	14	25	77	49	28
MEP	10	10	—	33	32	1
HPC	9	10	(1)	24	25	(1)
AmeriGas	(2)	(3)	1	2	23	(21)
Sunoco, LLC	(13)	—	(13)	(13)	—	(13)
Sunoco LP	117	—	117	117	—	117
Other	11	7	4	30	19	11
Total equity in earnings of unconsolidated affiliates	$214	$84	$130	$388	$265	$123

Adjusted EBITDA related to unconsolidated affiliates(1):
Citrus	$88	$84	$4	$242	$233	$9
FEP	19	19	—	56	56	—
PES	46	21	25	102	69	33
MEP	23	24	(1)	71	76	(5)
HPC	16	16	—	46	44	2
AmeriGas	—	—	—	—	56	(56)
Sunoco, LLC	53	—	53	53	—	53
Sunoco LP	81	—	81	81	—	81
Other	24	20	4	60	50	10
Total Adjusted EBITDA related to unconsolidated affiliates	$350	$184	$166	$711	$584	$127

Distributions received from unconsolidated affiliates:
Citrus	$65	$51	$14	$145	$126	$19
FEP	19	19	—	51	51	—
PES	15	—	15	36	—	36
MEP	20	18	2	60	54	6
HPC	14	14	—	41	35	6
AmeriGas	—	—	—	—	22	(22)
Other	21	14	7	41	30	11
Total distributions received from unconsolidated affiliates	$154	$116	$38	$374	$318	$56

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

Intrastate Transportation and Storage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Natural gas transported (MMBtu/d)	8,308,105	8,799,708	(491,603)	8,594,960	8,976,396	(381,436)
Revenues	$592	$601	$(9)	$1,747	$2,247	$(500)
Cost of products sold	428	438	(10)	1,227	1,723	(496)
Gross margin	164	163	1	520	524	(4)
Unrealized (gains) losses on commodity risk management activities	(4)	1	(5)	(3)	25	(28)
Operating expenses, excluding non-cash compensation expense	(43)	(46)	3	(121)	(131)	10
Selling, general and administrative expenses, excluding non-cash compensation expense	(6)	(9)	3	(21)	(21)	—
Adjusted EBITDA related to unconsolidated affiliates	16	15	1	46	42	4
Segment Adjusted EBITDA	$127	$124	$3	$421	$439	$(18)
Volumes. For the three and nine months ended September 30, 2015 compared to the same periods last year, transported volumes decreased primarily due to lower production from certain key shippers in the Barnett Shale region, offset by increased volumes related to significant new long-term transportation contracts.

Gross Margin. The components of our intrastate transportation and storage segment gross margin were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Transportation fees	$123	$116	$7	$378	$347	$31
Natural gas sales and other	21	23	(2)	72	81	(9)
Retained fuel revenues	16	22	(6)	46	78	(32)
Storage margin, including fees	4	2	2	24	18	6
Total gross margin	$164	$163	$1	$520	$524	$(4)
Intrastate transportation and storage gross margin increased for the three months ended September 30, 2015 and decreased for the nine months ended September 30, 2015 compared to the same periods last year due to the net impact of the following:

•
Transportation fees. Transportation fees increased for both periods, despite a reduction in volume, primarily due to increased revenue from renegotiated and newly initiated long-term fixed capacity fee contracts on our Houston pipeline system.

•
Natural gas sales and other. For the three months ended September 30, 2015 compared to the same period last year, margin decreased $2 million primarily due to a decrease in margin from the purchase and sale of natural gas on our system. For the nine months ended September 30, 2015 compared to the same period last year, margin decreased $9 million primarily due to a $4 million decrease from the purchase and sale of natural gas on our system and a $4 million decrease from processing and producer marketing services on our Houston pipeline system. Gains during the nine months ended September 30, 2014 were higher due to opportunities from the commodity price volatility created by the cold winter season during the first quarter of 2014.

•
Retained fuel revenues. For the three and nine months ended September 30, 2015 compared to the same periods last year, retention revenue decreased $6 million and $32 million, respectively, primarily due to significantly lower market prices. The spot price at the Houston Ship Channel location for the three and nine months ended September 30, 2015 averaged $2.73/MMBtu and $2.72/MMBtu, respectively, representing decreases of $1.24/MMBtu and $1.80/MMBtu, respectively, compared to the same periods last year.

Storage margin was comprised of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Withdrawals from storage natural gas inventory (MMBtu)	—	265,116	(265,116)	15,782,500	38,516,973	(22,734,473)
Realized margin on natural gas inventory transactions	$(4)	$(3)	$(1)	$8	$25	$(17)
Fair value inventory adjustments	(16)	—	(16)	7	(11)	18
Unrealized gains (losses) on derivatives	19	(2)	21	(10)	(16)	6
Margin recognized on natural gas inventory, including related derivatives	(1)	(5)	4	5	(2)	7
Revenues from fee-based storage	5	7	(2)	19	20	(1)
Total storage margin	$4	$2	$2	$24	$18	$6
For the three and nine months ended September 30, 2015 compared to the same periods last year, storage margin increased by $2 million and $6 million, respectively, primarily due to the timing of the movement of market prices during both periods.
Unrealized (Gains) Losses on Commodity Risk Management Activities. For the three months ended September 30, 2015 compared to the same period last year, we experienced an increase of $5 million in the margin from unrealized gains and losses on commodity risk management activities. For the three months ended September 30, 2015, unrealized gains from commodity risk management activities of $4 million consisted of unrealized gains of $20 million from storage and non-storage related derivatives, partially offset by an unfavorable fair value adjustment of $16 million to hedged storage gas inventory. Unrealized gains from storage related activities were partially offset by realized losses on the settlement of storage related derivatives as illustrated in the storage margin table above.
For the nine months ended September 30, 2015 compared to the same period last year, we experienced a decrease in unrealized losses of $28 million. For the nine months ended September 30, 2015, unrealized gains of $3 million consisted of $7 million in gains from the mark-to-market of physical storage gas, offset by losses of $4 million from storage and non-storage related derivatives. Unrealized losses were offset by realized gains from the withdrawal and sale of storage gas during the period. For the nine months ended September 30, 2014, unrealized losses of $25 million included $14 million of losses from storage and non-storage related derivative contracts, as well as $11 million in losses from the mark-to-market of physical storage gas.
Operating Expenses, Excluding Non-Cash Compensation Expense. Intrastate transportation and storage operating expenses decreased for the three and nine months ended September 30, 2015 compared to the same periods last year primarily due to a decrease in fuel consumption expense driven by a decrease in fuel market prices.
Interstate Transportation and Storage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Natural gas transported (MMBtu/d)	5,903,285	5,785,862	117,423	6,187,218	6,170,982	16,236
Natural gas sold (MMBtu/d)	19,171	18,697	474	16,894	16,748	146
Revenues	$248	$258	$(10)	$767	$805	$(38)
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(78)	(81)	3	(221)	(219)	(2)
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(14)	(16)	2	(43)	(46)	3
Adjusted EBITDA related to unconsolidated affiliates	130	127	3	369	365	4
Segment Adjusted EBITDA	$286	$288	$(2)	$872	$905	$(33)
Volumes. For the three months ended September 30, 2015 compared to the same period last year, transported volumes increased 111,582 MMBtu/d on the Tiger pipeline, primarily due to increased deliveries to pipelines supporting the upper Midwest due to favorable market conditions and 77,639 MMBtu/d on the Transwestern pipeline due to increased customer demand in the Texas intrastate market. These increases were partially offset by a decrease of 73,900 MMBtu/d on the Trunkline pipeline as a result of lower customer demand due to lower price spreads and a managed contract roll off to facilitate the transfer of one of the pipelines at Trunkline that was taken out of service in advance of being repurposed from natural gas service to crude oil service.
For the nine months ended September 30, 2015 compared to the same period last year, the overall increase in transported volumes during the third quarter, as discussed above, was substantially offset by decreases that occurred in the first quarter. During the first quarter, warmer weather along the Panhandle pipeline and declines in supply into the Sea Robin pipeline from a customer maintenance related outage resulted in decreases of 137,508 MMBtu/d and 78,260 MMBtu/d, respectively.
Revenues. Interstate transportation and storage revenues for the three months ended September 30, 2015 compared to the same period last year decreased approximately $8 million primarily due to the expiration of a transportation rate schedule on the Transwestern pipeline and approximately $7 million due to a managed contract roll off to facilitate the transfer of a line from Trunkline to an affiliate for its conversion from natural gas to crude oil service. These decreases were partially offset by sales of capacity on the Panhandle and Transwestern pipelines at higher rates. For the nine months ended September 30, 2015 compared to the same period last year, the decrease in revenues also reflected lower gas parking service revenues of approximately $21 million as a result of higher basis differentials in 2014 driven by the colder weather and lower gas sales on Transwestern of $5 million as a result of lower sales prices in 2015.
Operating Expenses, Excluding Non-Cash Compensation, Amortization and Accretion Expenses. Interstate transportation and storage operating expenses decreased for the three months ended September 30, 2015 compared to the same period last year primarily due to an increase in compressor utilities of $2 million driven by the increase in transported volumes. For the nine months ended September 30, 2015 compared to the same period last year, interstate transportation and storage operating expenses increased due to an increase in fuel consumption of $3 million, partially offset by the timing of maintenance projects.

Midstream

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Gathered volumes (MMBtu/d)	10,384,788	9,150,060	1,234,728	9,957,494	7,589,724	2,367,770
NGLs produced (Bbls/d)	413,426	364,302	49,124	393,480	297,545	95,935
Equity NGLs (Bbls/d)	26,296	30,703	(4,407)	28,175	26,584	1,591
Revenues	$1,383	$1,967	$(584)	$3,782	$5,224	$(1,442)
Cost of products sold	916	1,428	(512)	2,426	3,900	(1,474)
Gross margin	467	539	(72)	1,356	1,324	32
Unrealized (gains) losses on commodity risk management activities	—	(16)	16	82	(13)	95
Operating expenses, excluding non-cash compensation expense	(148)	(136)	(12)	(433)	(325)	(108)
Selling, general and administrative expenses, excluding non-cash compensation expense	(9)	(12)	3	(36)	(38)	2
Adjusted EBITDA related to unconsolidated affiliates	6	4	2	14	10	4
Other	2	—	2	3	—	3
Segment Adjusted EBITDA	$318	$379	$(61)	$986	$958	$28
Volumes. Gathered volumes and NGLs produced increased during the three and nine months ended September 30, 2015 compared to the same periods last year primarily due the King Ranch acquisition as well as increased gathering and processing capacities in the Eagle Ford Shale, Permian Basin and Cotton Valley regions. Additionally, gathered volumes, NGLs produced and equity NGLs produced increased during the nine months ended September 30, 2015 compared to the same period last year due to the acquisition of Eagle Rock midstream assets in July 2014.
Gross Margin. The components of our midstream segment gross margin were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Gathering and processing fee-based revenues	$400	$352	$48	$1,154	$896	$258
Non fee-based contracts and processing	67	187	(120)	202	428	(226)
Total gross margin	$467	$539	$(72)	$1,356	$1,324	$32
Midstream gross margin decreased for the three months ended September 30, 2015 compared to the same period last year due to the net impact of the following:

•
Gathering and processing fee-based revenues. Increased production and increased capacity from assets recently placed in service in the Eagle Ford Shale, Permian Basin and Cotton Valley resulted in an increase in fee-based revenues of $46 million.

•
Non fee-based contracts and processing. Non fee-based margin decreased primarily due to lower commodity prices. The decrease between periods also reflected the impact from $16 million of gains on commodity risk management activities recorded in the prior period.

Midstream gross margin increased for the nine months ended September 30, 2015 compared to the same period last year due to the net impact of the following:

•
Gathering and processing fee-based revenues. Increased production and increased capacity from assets recently placed in service in the Marcellus Shale, Eagle Ford Shale, Permian Basin and Cotton Valley resulted in an increase in fee-based revenues of $138 million. Fee-based margin also increased $16 million primarily due to a change in contract terms on our Southeast

Texas system where certain contracts were converted from non fee-based terms to fee-based. The acquisition of Eagle Rock and PVR midstream assets resulted in increases of $38 million and $64 million, respectively, in fee-based margin.

•	Non fee-based contracts and processing. Lower commodity prices and changes in contract terms resulted in decreases of $197 million and $20 million, respectively.
Operating Expenses, Excluding Non-Cash Compensation Expense. Midstream operating expenses increased for the three and nine months ended September 30, 2015 compared to the same periods last year primarily due to additional expense from assets recently placed in service, including the Rebel system in west Texas the King Ranch system in south Texas. Additionally, midstream operating expenses increased for the nine months ended September 30, 2015 compared to the same period last year due to the acquisition of Eagle Rock midstream assets in July 2014.
Selling, General and Administrative Expenses, Excluding Non-Cash Compensation Expense. Midstream selling, general and administrative expenses decreased for the three and nine months ended September 30, 2015 compared to the same periods last year primarily due to a reduction in employee-related costs.
Liquids Transportation and Services

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Liquids transportation volumes (Bbls/d)	442,683	352,990	89,693	424,950	315,391	109,559
NGL fractionation volumes (Bbls/d)	236,874	226,847	10,027	239,007	191,923	47,084
Revenues	$854	$1,196	$(342)	$2,509	$2,929	$(420)
Cost of products sold	614	994	(380)	1,879	2,396	(517)
Gross margin	240	202	38	630	533	97
Unrealized gains on commodity risk management activities	(4)	(2)	(2)	—	(1)	1
Operating expenses, excluding non-cash compensation expense	(40)	(33)	(7)	(114)	(90)	(24)
Selling, general and administrative expenses, excluding non-cash compensation expense	(4)	(6)	2	(12)	(15)	3
Adjusted EBITDA related to unconsolidated affiliates	—	2	(2)	5	5	—
Segment Adjusted EBITDA	$192	$163	$29	$509	$432	$77
Volumes. For the three and nine months ended September 30, 2015 compared to the same periods last year, NGL transportation volumes increased due to an increase in volumes transported on our Lone Star Gateway pipeline system of 63,000 Bbls/d and 53,000 Bbls/d, respectively. These increased volumes were primarily out of west Texas as producers ramped up volumes. Additionally, we commissioned a crude transportation pipeline at the end of 2014 that transported 37,000 Bbls/d for the three and nine months ended September 30, 2015, respectively. The remainder of the increase primarily related to volumes on our NGL pipelines from our plants in southeast Texas and in the Eagle Ford region.
Average daily fractionated volumes increased for the three and nine months ended September 30, 2015 compared to the same periods last year due to the ramp-up of our second 100,000 Bbls/d fractionator at Mont Belvieu, Texas, which was commissioned in October 2013. These volumes include all physical and contractual volumes where we collected a fractionation fee.

Gross Margin. The components of our liquids transportation and services segment gross margin were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Transportation margin	$105	$84	$21	$277	$212	$65
Processing and fractionation margin	77	75	2	218	181	37
Storage margin	41	36	5	124	113	11
Other margin	17	7	10	11	27	(16)
Total gross margin	$240	$202	$38	$630	$533	$97
Liquids transportation and services gross margin increased for the three and nine months ended September 30, 2015 compared to the same periods last year due to the following:

•
Transportation margin. For the three and nine months ended September 30, 2015, transportation margin increased $22 million and $48 million, respectively, due to higher volumes transported out of west Texas on our Lone Star Gateway pipeline system, as noted in the volume discussion above. In addition, the increase in transportation margin for the nine months ended September 30, 2015 reflected an increase in volumes transported from our processing plants in southeast Texas and in the Eagle Ford region on our NGL pipeline system to Mont Belvieu, Texas, which increased $12 million. The commissioning of our crude transportation pipeline in south Texas also contributed an additional $2 million and $6 million for the three and nine months ended September 30, 2015, respectively.

•
Processing and fractionation margin. For the three and nine months ended September 30, 2015, processing and fractionation margin increased $16 million and $35 million, respectively, due to the commissioning of the Mariner South LPG export project during February 2015. The increase for the three months ended September 30, 2015 was partially offset by decreases in processing and fractionation margin of $8 million and $6 million due to lower prices at our Lone Star fractionators and our off-gas fractionator as Geismar, Louisiana, respectively. Additionally, for the nine months ended September 30, 2015, processing and fractionation margin increased $12 million due to the ramp-up of Lone Star’s second 100,000 Bbls/d fractionator at Mont Belvieu, Texas, which was commissioned in October 2013.

•
Storage margin. Fee-based storage margin increased approximately $6 million and $21 million for the three and nine months ended September 30, 2015, respectively, due to increased demand for leased storage capacity as a result of favorable market conditions and a specific contract negotiated in connection with the Mariner South LPG export project. These increases in fee-based storage margin were offset by decreases of $2 million and $11 million for the three and nine months ended September 30, 2015, respectively, from lower non fee-based storage activities, including blending activities and lower financial gains recognized on the withdrawal of inventory from our storage facilities.

•
Other margin. For the three months ended September 30, 2015, other margin increased primarily due to the withdrawal and sale of physical storage volumes, primarily propanes and butanes. For the nine months ended September 30, 2015, other margin decreased primarily due to an unfavorable price environment in the current period as compared to the prior period.

Operating Expenses, Excluding Non-Cash Compensation Expense. Liquids transportation and services operating expenses increased for the three and nine months ended September 30, 2015 compared to the same periods last year primarily due to the commissioning of the Mariner South LPG export project during February 2015 and the ramp-up of Lone Star’s second fractionator at Mont Belvieu, Texas, which was commissioned in October 2013.

Investment in Sunoco Logistics

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Revenues	$2,406	$4,915	$(2,509)	$8,181	$14,213	$(6,032)
Cost of products sold	2,127	4,581	(2,454)	7,198	13,308	(6,110)
Gross margin	279	334	(55)	983	905	78
Unrealized gains on commodity risk management activities	(31)	(21)	(10)	(9)	(14)	5
Operating expenses, excluding non-cash compensation expense	(57)	(55)	(2)	(158)	(120)	(38)
Selling, general and administrative expenses, excluding non-cash compensation expense	(23)	(26)	3	(68)	(73)	5
Inventory valuation adjustments	103	—	103	44	—	44
Adjusted EBITDA related to unconsolidated affiliates	18	14	4	44	36	8
Segment Adjusted EBITDA	$289	$246	$43	$836	$734	$102
Segment Adjusted EBITDA. For the three months ended September 30, 2015 compared to the same period last year, Segment Adjusted EBITDA related to Sunoco Logistics increased due to the net impacts of the following:

•
an increase of $35 million from terminal facilities, primarily attributable to increased operating results from Sunoco Logistics’ bulk marine terminals of $28 million, which benefited from NGL contributions at Sunoco Logistics’ Nederland terminal and Marcus Hook Industrial Complex, and approximately $5 million on the timing of recognition on committed crude oil throughput volumes under deficiency agreements. Improved contributions from Sunoco Logistics’ products and NGLs acquisition and marketing activities of $2 million and refined products terminals of $3 million also contributed to the increase;

•
an increase of $37 million from products pipelines, primarily due to higher average pipeline revenue per barrel of $21 million and increased throughput volumes of $15 million primarily related to the Mariner NGL and Allegheny Access pipeline projects. Higher contributions from Sunoco Logistics’ joint venture interests of $3 million also contributed to the increase. These positive impacts were partially offset by higher operating expenses of $4 million largely attributable to growth projects; and

•
an increase of $38 million from crude oil pipelines, primarily due to increased volumes of $12 million and higher average pipeline revenue per barrel of $25 million largely related to the Permian Express 2 pipeline that commenced operations in July 2015. Expansion projects placed into service in 2014 also contributed to the increase; partially offset by

•
a decrease of $67 million from crude oil acquisition and marketing activities, primarily attributable to lower gross profit per barrel purchased, which was negatively impacted by narrowing crude oil differentials compared to the prior period.

For the nine months ended September 30, 2015 compared to the same period last year, Segment Adjusted EBITDA related to Sunoco Logistics increased due to the net impacts of the following:

•
an increase of $93 million from products pipelines primarily due to higher average pipeline revenue per barrel of $53 million and increased throughput volumes of $42 million primarily related to the Mariner NGL and Allegheny Access pipeline projects. Higher contributions from Sunoco Logistics’ joint venture interests of $7 million also contributed to the increase. These positive impacts were partially offset by higher operating expenses of $11 million largely attributable to growth projects;

•
an increase of $44 million from terminal facilities, primarily attributable to improved operating results from Sunoco Logistics’ bulk marine terminals of $56 million, which benefited from NGL contributions at Sunoco Logistics’ Nederland terminal and Marcus Hook Industrial Complex, and approximately $4 million on the timing of recognition on committed crude oil throughput volumes under deficiency agreements. Improved contributions from Sunoco Logistics’ refined products terminals of $5 million also contributed to the increase. These positive impacts were partially offset by lower contributions from Sunoco Logistics’ products and NGLs acquisition and marketing activities of $21 million; and

•
an increase of $25 million from crude oil pipelines, primarily due to increased volumes of $20 million and higher average pipeline revenue per barrel of $17 million largely related to the commencement of operations on Permian Express 2, as well as expansion projects placed into service in 2014. These positive impacts were partially offset by increased operating expenses of $9 million, which included increased employee costs on growth, higher line testing costs and lower pipeline operating gains, partially offset by decreased environmental costs and lower utility expenses; partially offset by

•
a decrease of $60 million from crude oil acquisition and marketing activities, primarily attributable to lower gross profit per barrel purchased of $68 million, which was negatively impacted by narrowing crude oil differentials compared to the prior period. This impact was partially offset by increased crude oil volumes of $3 million and lower operating expenses of $4 million.

Retail Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Motor fuel outlets and convenience stores, end of period:
Retail	438	1,210	(772)	438	1,210	(772)
Third-party wholesale	—	5,287	(5,287)	—	5,287	(5,287)
Total	438	6,497	(6,059)	438	6,497	(6,059)
Total motor fuel gallons sold (in millions):
Retail	390	424	(34)	1,618	1,020	598
Third-party wholesale	10	1,198	(1,188)	2,592	3,450	(858)
Total	400	1,622	(1,222)	4,210	4,470	(260)
Motor fuel gross profit (cents/gallon):
Retail	28.5	30.8	(2.3)	21.9	27.8	(5.9)
Third-party wholesale	15.1	9.0	6.1	10.5	8.1	2.4
Volume-weighted average for all gallons	28.2	14.7	13.5	14.9	12.6	2.3
Merchandise sales (in millions)	$285	$287	$(2)	$1,221	$602	$619
Retail merchandise margin %	30.2%	28.8%	1.4%	31.4%	27.4%	4.0%

Revenues	$1,363	$5,988	$(4,625)	$11,705	$16,567	$(4,862)
Cost of products sold	1,149	5,645	(4,496)	10,519	15,661	(5,142)
Gross margin	214	343	(129)	1,186	906	280
Unrealized (gains) losses on commodity risk management activities	(1)	4	(5)	2	6	(4)
Operating expenses, excluding non-cash compensation expense	(149)	(183)	34	(701)	(444)	(257)
Selling, general and administrative expenses, excluding non-cash compensation expense	(8)	(24)	16	(99)	(51)	(48)
Inventory valuation adjustments	4	51	(47)	(60)	17	(77)
Adjusted EBITDA related to unconsolidated affiliates	135	—	135	136	2	134
Segment Adjusted EBITDA	$195	$191	$4	$464	$436	$28
Segment Adjusted EBITDA. For the three months ended September 30, 2015 compared to the same period last year, Segment Adjusted EBITDA for the retail marketing segment increased due to the net impacts of the following:

•	the favorable impact of recent acquisitions, including $81 million from the acquisition of Susser in August 2014 and $15 million from the acquisition of Aloha in December 2014; offset by

•	a decrease of $67 million due to the deconsolidation of Sunoco LP as a result of the sale of Sunoco LP’s general partner interest and incentive distribution rights to ETE effective July 1, 2015; and

•	a decrease of $25 million in margins as 2014 benefited from favorable regional market conditions for ethanol.
For the nine months ended September 30, 2015 compared to the same period last year, Segment Adjusted EBITDA for the retail marketing segment increased due to the net impacts of the following:

•	the favorable impact of recent acquisitions, including $164 million from the acquisition of Susser in August 2014 and $34 million from other acquisitions; offset by

•	a decrease of $67 million due to the deconsolidation of Sunoco LP as a result of the sale of Sunoco LP’s general partner interest and incentive distribution rights to ETE effective July 1, 2015;

•	a decrease of $40 million due to unfavorable fuel margins and $6 million due to unfavorable volumes in the retail and wholesale channels; and

•	a decrease of $57 million in margins as 2014 benefited from favorable regional market conditions for ethanol.
All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Revenues	$976	$897	$79	$2,439	$2,382	$57
Cost of products sold	855	798	57	2,107	2,107	—
Gross margin	121	99	22	332	275	57
Unrealized (gains) losses on commodity risk management activities	(7)	2	(9)	—	(2)	2
Operating expenses, excluding non-cash compensation expense	(26)	(28)	2	(69)	(75)	6
Selling, general and administrative expenses, excluding non-cash compensation expense	(35)	(47)	12	(107)	(118)	11
Adjusted EBITDA related to discontinued operations	—	—	—	—	27	(27)
Adjusted EBITDA related to unconsolidated affiliates	47	23	24	103	129	(26)
Other	18	18	—	56	56	—
Eliminations	(25)	(7)	(18)	(49)	(14)	(35)
Segment Adjusted EBITDA	$93	$60	$33	$266	$278	$(12)
Amounts reflected in our all other segment primarily include:

•	our natural gas marketing and compression operations;

•	an approximate 33% non-operating interest in PES, a refining joint venture;

•	our investment in Coal Handling, an entity that owns and operates end-user coal handling facilities; and

•	our investment in AmeriGas until August 2014.
For the three months ended September 30, 2015 compared to the same period last year, Segment Adjusted EBITDA increased primarily due to an increase of $24 million in Adjusted EBITDA related to unconsolidated affiliates. The increase in Adjusted EBITDA related to unconsolidated affiliates was primarily due to higher earnings driven by stronger refining crack spreads from our investment in PES of $25 million. Additionally, Segment Adjusted EBITDA increased for the three months ended September 30, 2015 compared to the same period last year due to merger expenses reflected in the prior period.
For the nine months ended September 30, 2015 compared to the same period last year, Segment Adjusted EBITDA decreased due to the net impact of the following:

•
a decrease of $26 million in Adjusted EBITDA related to unconsolidated affiliates, primarily due to a decrease of $56 million related to our investment in AmeriGas driven by a reduction in our investment due to the sale of AmeriGas common units in

2014, partially offset by an increase of $33 million primarily due to higher earnings driven by stronger refining crack spreads from our investment in PES; and

•	Adjusted EBITDA related to discontinued operations of $27 million in the prior period related to a marketing business that was sold effective April 1, 2014, partially offset by

•	an increase of $26 million related to our contract services segment primarily due to an increase in revenue-generating horsepower; and

•	an increase of $19 million related to our natural resources operations, for which the prior period reflected only a partial period due to the acquisition of those operations in March 2014.
In connection with the Lake Charles LNG Transaction, ETP agreed to continue to provide management services for ETE through 2015 in relation to both Lake Charles LNG’s regasification facility and the development of a liquefaction project at Lake Charles LNG’s facility, for which ETE has agreed to pay incremental management fees to ETP of $75 million per year for the years ending December 31, 2014 and 2015. These fees were reflected in “Other” in the “All other” segment and for the three and nine months ended September 30, 2015 were reflected as an offset to operating expenses of $6 million and $19 million, respectively, and selling, general and administrative expenses of $12 million and $37 million, respectively, in the consolidated statements of operations.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our ability to satisfy our obligations and pay distributions to our Unitholders will depend on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond management’s control.
We currently expect capital expenditures (net of contributions in aid of construction costs) for the full year 2015 to be within the following ranges:

	Growth		Maintenance
	Low	High	Low	High
Direct(1):
Intrastate transportation and storage	$125	$150	$30	$35
Interstate transportation and storage(2)	700	750	130	140
Midstream	2,100	2,200	90	110
Liquids transportation and services:
NGL	1,550	1,600	20	25
Crude(2)	700	750	—	—
Retail marketing(3)	210	240	50	60
All other (including eliminations)	320	360	25	35
Total direct capital expenditures	5,705	6,050	345	405
Indirect(1):
Investment in Sunoco Logistics	2,400	2,600	65	75
Investment in Sunoco LP(4)	80	85	5	10
Total indirect capital expenditures	2,480	2,685	70	85
Total projected capital expenditures	$8,185	$8,735	$415	$490

(1)	Indirect capital expenditures comprise those funded by our publicly traded subsidiaries; all other capital expenditures are reflected as direct capital expenditures.

(2)	Includes capital expenditures related to our proportionate ownership of the Bakken and Rover pipeline projects.

(3)	The retail marketing segment includes ETP’s wholly-owned retail marketing operations.

(4)	Investment in Sunoco LP includes capital expenditures for the period prior to deconsolidation on July 1, 2015.

Sunoco Logistics expects total growth capital expenditures of approximately $2.5 billion in 2016, and we expect to publicly announce expected 2016 capital expenditures for ETP’s other segments prior to filing of our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Operating Activities
Changes in cash flows from operating activities between periods primarily result from changes in earnings (as discussed in “Results of Operations” above), excluding the impacts of non-cash items and changes in operating assets and liabilities. Non-cash items include recurring non-cash expenses, such as depreciation and amortization expense and non-cash unit-based compensation expense. The increase in depreciation and amortization expense during the periods presented primarily resulted from construction and acquisitions of assets, while changes in non-cash unit-based compensation expense resulted from changes in the number of units granted and changes in the grant date fair value estimated for such grants. Cash flows from operating activities also differ from earnings as a result of non-cash charges that may not be recurring such as impairment charges and allowance for equity funds used during construction. The allowance for equity funds used during construction increases in periods when we have a significant amount of interstate pipeline construction in progress. Changes in operating assets and liabilities between periods result from factors such as the changes in the value of price risk management assets and liabilities, timing of accounts receivable collection, payments on accounts payable, the timing of purchase and sales of inventories, and the timing of advances and deposits received from customers.
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014. Cash provided by operating activities during 2015 was $1.99 billion compared to $2.47 billion for 2014 and net income was $1.50 billion and $1.54 billion for 2015 and 2014, respectively. The difference between net income and cash provided by operating activities for the nine months ended September 30, 2015 primarily consisted of net changes in operating assets and liabilities of $922 million and non-cash items totaling $1.16 billion.
The non-cash activity in 2015 and 2014 consisted primarily of depreciation, depletion and amortization of $1.45 billion and $1.21 billion, respectively, unit-based compensation expense of $59 million and $50 million, respectively, and equity in earnings of unconsolidated affiliates of $388 million and $265 million, respectively. Non-cash activity in 2015 also included deferred income taxes of $22 million and inventory valuation adjustments of $16 million.
Cash paid for interest, net of interest capitalized, was $1.08 billion and $942 million for the nine months ended September 30, 2015 and 2014, respectively.
Capitalized interest was $108 million and $66 million for the nine months ended September 30, 2015 and 2014, respectively.
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
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014. Cash used in investing activities during 2015 was $5.15 billion compared to $4.54 billion for 2014. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2015 were $6.50 billion. This compares to total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2014 of $3.63 billion. Additional detail related to our capital expenditures is provided in the table below. During 2015, we received $980 million in cash related to the Bakken Pipeline Transaction and $967 million in cash, net related to the Sunoco LP Exchange Transaction and paid $604 million in cash for all other acquisitions. In 2014, we paid $1.79 billion in net cash for acquisitions, primarily for the Susser Merger and Regency’s acquisitions. Additionally, during 2014, we received proceeds of $814 million from sales of AmeriGas common units.
The following is a summary of capital expenditures (net of contributions in aid of construction costs) for the nine months ended September 30, 2015:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Direct(1):
Intrastate transportation and storage	$54	$19	$73
Interstate transportation and storage(2)	586	81	667
Midstream	1,563	67	1,630
Liquids transportation and services(2)	1,618	13	1,631
Retail marketing(3)	179	45	224
All other (including eliminations)	290	27	317
Total direct capital expenditures	4,290	252	4,542
Indirect(1):
Investment in Sunoco Logistics	1,419	49	1,468
Investment in Sunoco LP(4)	83	7	90
Total indirect capital expenditures	1,502	56	1,558
Total capital expenditures	$5,792	$308	$6,100

(1)	Indirect capital expenditures comprise those funded by our publicly traded subsidiary; all other capital expenditures are reflected as direct capital expenditures.

(2)	Includes capital expenditures related to our proportionate ownership of the Bakken and Rover pipeline projects.

(3)	The retail marketing segment includes our wholly-owned retail marketing operations.

(4)	Investment in Sunoco LP includes capital expenditures for the period prior to deconsolidation on July 1, 2015.
Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions to partners increased between the periods as a result of increases in the number of Common Units outstanding.
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014. Cash provided by financing activities during 2015 was $3.35 billion compared to $2.57 billion for 2014. In 2015 and 2014, we received net proceeds from Common Unit offerings of $1.03 billion and $1.13 billion, respectively. In 2015 and 2014, our subsidiaries received $1.27 billion and $593 million, respectively, in net proceeds from the issuance of common units. During 2015, we had a net increase in our debt level of $3.19 billion compared to a net increase of $1.96 billion for 2014. We have paid distributions of $2.25 billion to our partners in 2015 compared to $1.43 billion in 2014. We have also paid distributions of $247 million to noncontrolling interests in 2015 compared to $169 million in 2014. In addition, we have received capital contributions of $583 million in cash from noncontrolling interests in 2015 compared to $19 million in 2014. We incurred debt issuance costs of $54 million in 2015 compared to $47 million in 2014.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	September 30, 2015	December 31, 2014
ETP Senior Notes	$19,440	$10,890
Transwestern Senior Notes	782	782
Panhandle Senior Notes	1,085	1,085
Sunoco, Inc. Senior Notes	465	715
Sunoco Logistics Senior Notes(1)	3,975	3,975
Regency Senior Notes(2)	—	5,089
Revolving credit facilities:
ETP $3.75 billion Revolving Credit Facility due November 2019	665	570
Sunoco Logistics’ subsidiary $35 million Revolving Credit Facility due April 2015(3)	—	35
Sunoco Logistics $2.5 billion Revolving Credit Facility due March 2020	835	150
Sunoco LP $1.5 billion Revolving Credit Facility due September 2019(5)	—	683
Regency $2.5 billion Revolving Credit Facility due November 25, 2019(4)	—	1,504
Other long-term debt	31	223
Unamortized premiums, net of discounts and fair value adjustments	172	280
Total debt	27,450	25,981
Less: Current maturities of long-term debt	1	1,008
Long-term debt, less current maturities	$27,449	$24,973

(1)
Sunoco Logistics’ 6.125% senior notes due May 15, 2016 were classified as long-term debt as of September 30, 2015 as Sunoco Logistics has the ability and intent to refinance such borrowings on a long-term basis.

(2)	As discussed below, the Regency senior notes were redeemed and/or assumed by the Partnership.

(3)	Sunoco Logistics’ subsidiary $35 million Revolving Credit Facility matured in April 2015 and was repaid with borrowings from the Sunoco Logistics $2.5 billion Revolving Credit Facility.

(4)	On April 30, 2015, in connection with the Regency Merger, the Regency Credit Facility was paid off in full and terminated.

(5)	In connection with ETE’s acquisition of Sunoco GP, the general partner of Sunoco LP, on July 1, 2015, ETP deconsolidated Sunoco LP.
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
At the time of the Regency Merger, Regency had outstanding $5.1 billion principal amount of senior notes. On June 1, 2015, Regency redeemed all of the outstanding $499 million aggregate principal amount of its 8.375% senior notes due June 2019.
The notes assumed from Regency are registered under the Securities Act of 1933 (as amended). The senior notes assumed from Regency may be redeemed at any time, or from time to time, pursuant to the terms of the applicable indenture and related indenture supplements related to the Regency senior notes. The balance is payable upon maturity and interest is payable semi-annually.

The senior notes assumed from Regency are fully and unconditionally guaranteed, on a joint and several basis, by all of the consolidated subsidiaries that were previously consolidated by Regency, except for ELG and its wholly-owned subsidiaries, Aqua – PVR and ORS.
Panhandle previously agreed to fully and unconditionally guarantee (the “Panhandle Guarantee”) all of the payment obligations of Regency and Regency Energy Finance Corp. under their $600 million in aggregate principal amount of 4.50% senior notes due November 2023. On May 28, 2015, ETP entered into a supplemental indenture relating to the senior notes pursuant to which it became a co-obligor with respect to such payment obligations thereunder. Accordingly, pursuant to the terms of such supplemental indentures the Panhandle Guarantee was terminated.
The Regency indentures contain various covenants that are similar to those of the indentures on ETP’s senior notes.
On August 10, 2015, ETP entered into various supplemental indentures pursuant to which ETP has agreed to assume all of the obligations of Regency under the following series of outstanding senior notes of Regency and Regency Energy Finance Corp., of which ETP was previously a co-obligor or parent guarantor:

•	$400 million in aggregate principal amount of 5.750% Senior Notes due 2020;

•	$390 million in aggregate principal amount of 8.375% Senior Notes due 2020 (the “2020 Notes”);

•	$260 million in aggregate principal amount of 6.500% Senior Notes due 2021 (the “2021 Notes”);

•	$500 million in aggregate principal amount of 6.500% Senior Notes due 2021;

•	$700 million in aggregate principal amount of 5.000% Senior Notes due 2022;

•	$900 million in aggregate principal amount of 5.875% Senior Notes due 2022;

•	$600 million in aggregate principal amount of 4.500% Senior Notes due 2023; and

•	$700.million in aggregate principal amount of 5.500% Senior Notes due 2023.
On August 13, 2015, ETP redeemed in full the outstanding amount of the 2020 Notes and the 2021 Notes. The amount paid to redeem the 2020 Notes included a make whole premium of approximately $40 million and the amount paid to redeem the 2021 Notes included a make whole premium of approximately $24 million.
Credit Facilities
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $3.75 billion and expires in November 2019. The indebtedness under the ETP Credit Facility is unsecured, is not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. As of September 30, 2015, the ETP Credit Facility had $665 million of outstanding borrowings.
Sunoco Logistics Credit Facilities
In March 2015, Sunoco Logistics amended and restated its $1.5 billion unsecured credit facility, which was scheduled to mature in November 2018. The amended and restated credit facility is a $2.5 billion unsecured revolving credit agreement (the “Sunoco Logistics Credit Facility”), which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $3.25 billion under certain conditions. As of September 30, 2015, the Sunoco Logistics Credit Facility had $835 million of outstanding borrowings.
Covenants Related to Our Credit Agreements
We were in compliance with all requirements, tests, limitations, and covenants related to our credit agreements as of September 30, 2015.
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
Following are distributions declared and/or paid by us subsequent to December 31, 2014:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2014	February 6, 2015	February 13, 2015	$0.9950
March 31, 2015	May 8, 2015	May 15, 2015	1.0150
June 30, 2015	August 6, 2015	August 14, 2015	1.0350
September 30, 2015	November 5, 2015	November 16, 2015	1.0550
The total amounts of distributions declared during the periods presented (all from Available Cash from our operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2015	2014
Common Units held by public(1)	$1,458	$858
Common Units held by ETE	51	88
Class H Units held by ETE and ETE Holdings	186	159
General Partner interest held by ETE	23	16
Incentive distributions held by ETE	937	546
IDR relinquishments net of Class I Unit distributions	(83)	(182)
Total distributions declared to the partners of ETP	$2,572	$1,485

(1)	Reflects the impact from Common Units issued in the Regency Merger.
In connection with previous transactions, including the Regency Merger and Sunoco LP Exchange, ETE has agreed to relinquish its right to the following amounts of incentive distributions in future periods, including distributions on Class I Units.

Total Year
2015 (remainder)	$28
2016	137
2017	128
2018	105
2019	95
Cash Distributions Paid by Sunoco Logistics
Sunoco Logistics is required by its partnership agreement to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by its general partner.
Following are distributions declared and/or paid by Sunoco Logistics subsequent to December 31, 2014:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2014	February 9, 2015	February 13, 2015	$0.4000
March 31, 2015	May 11, 2015	May 15, 2015	0.4190
June 30, 2015	August 10, 2015	August 14, 2015	0.4380
September 30, 2015	November 9, 2015	November 13, 2015	0.4580

The total amounts of Sunoco Logistics distributions declared during the periods presented were as follows (all from Available Cash from Sunoco Logistics’ operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2015	2014
Limited Partners:
Common units held by public	$245	$160
Common units held by ETP	88	73
General Partner interest held by ETP	9	7
Incentive distributions held by ETP	198	124
Total distributions declared	$540	$364
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in Item 3 updates, and should be read in conjunction with, information for the year ended December 31, 2014 set forth in Part II, Item 7A in Exhibit 99.1 to our Form 8-K filed on August 12, 2015, in addition to the accompanying notes and management’s discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. Our quantitative and qualitative disclosures about market risk are consistent with those for the year ended December 31, 2014 discussed in Exhibit 99.1 to our form 8-K filed on August 12, 2015. Since December 31, 2014, there have been no material changes to our primary market risk exposures or how those exposures are managed.
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

	September 30, 2015			December 31, 2014
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	2,750,700	$(1)	$1	(232,500)	$(1)	$—
Basis Swaps IFERC/NYMEX(1)	32,677,500	1	—	(13,907,500)	—	—
Options – Calls	—	—	—	5,000,000	—	—
Power (Megawatt):
Forwards	557,220	—	2	288,775	—	1
Futures	(846,164)	1	1	(156,000)	2	—
Options – Puts	(11,361)	—	—	(72,000)	—	1
Options – Calls	(55,618)	—	—	198,556	—	—
Crude (Bbls) – Futures	(140,000)	1	—	—	—	—
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(6,872,500)	—	—	57,500	(3)	—
Swing Swaps IFERC	73,757,500	(1)	—	46,150,000	2	1
Fixed Swaps/Futures	(17,292,500)	(6)	6	(34,304,000)	30	10
Forward Physical Contracts	(1,537,218)	1	—	(9,116,777)	—	3
Natural Gas Liquid and Crude (Bbls) – Forwards/Swaps	(6,138,800)	13	17	(4,417,400)	71	18
Refined Products (Bbls) – Futures	(2,273,000)	24	11	13,745,755	15	11
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(37,555,000)	—	—	(39,287,500)	3	1
Fixed Swaps/Futures	(37,555,000)	55	11	(39,287,500)	48	12

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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
Interest Rate Risk
As of September 30, 2015, we had $3.15 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $32 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps. To the extent that we have debt with floating interest rates that are not hedged, our results of operations, cash flows and financial condition could be adversely affected by increases in interest rates.

The following table summarizes our interest rate swaps outstanding (dollars in millions), none of which are designated as hedges for accounting purposes:

Term	Type (1)	Notional Amount Outstanding
		September 30, 2015	December 31, 2014
July 2015(2)	Forward-starting to pay a fixed rate of 3.40% and receive a floating rate	$—	$200
July 2016(3)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	200	200
July 2017(4)	Forward-starting to pay a fixed rate of 3.84% and receive a floating rate	300	300
July 2018(4)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	200
July 2019(4)	Forward-starting to pay a fixed rate of 3.25% and receive a floating rate	200	300
December 2018	Pay a floating rate based on 3-month LIBOR and receive a fixed rate of 1.53%	1,200	—
March 2019	Pay a floating rate based on 3-month LIBOR and receive a fixed rate of 1.42%	300	—
February 2023	Pay a floating rate plus a spread of 1.73% and receive a fixed rate of 3.60%	—	200

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 10 years with a mandatory termination date the same as the effective date. These forward-starting swaps matured in July 2015.

(3)	Represents the effective date. These forward-starting swaps have terms of 10 and 30 years with a mandatory termination date the same as the effective date.

(4)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $195 million as of September 30, 2015. For the $1.50 billion of interest rate swaps whereby we pay a floating rate and receive a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $53 million. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2015 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)–15(f) or Rule 15d–15(f) of the Exchange Act) during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Form 10-K for the year ended December 31, 2014 and Note 12 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer Partners, L.P. and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors described in Part I, Item 1A in our Annual Report on Form 10-K for our previous fiscal year ended December 31, 2014.

ITEM 6. EXHIBITS
The exhibits listed below are filed or furnished, as indicated, as part of this report:

Exhibit Number	Description
3.1
Amendment No. 11 to the Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. dated as of August 21, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed August 27, 2015).

10.1
Twelfth Supplemental Indenture, dated as of August 10, 2015, by and among Energy Transfer Partners, L.P., Regency Energy Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed August 13, 2015).

10.2
Eighth Supplemental Indenture, dated as of August 10, 2015, by and among Energy Transfer Partners, L.P., Regency Energy Finance Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed August 13, 2015).

10.3
Ninth Supplemental Indenture, dated as of August 10, 2015, by and among Energy Transfer Partners, L.P., Regency Energy Finance Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed August 13, 2015).

10.4
Contribution Agreement, dated as of July 14, 2015, by and among Susser Holdings Corporation, Heritage Holdings, Inc., ETP Holdco Corporation, Sunoco LP, Sunoco GP LLC and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed July 15, 2015).

10.5
Exchange and Repurchase Agreement, dated as of July 14, 2015, by and among Energy Transfer Equity, L.P., Energy Transfer Partners GP, L.P., and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed July 15, 2015).

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

ENERGY TRANSFER PARTNERS, L.P.

		By:	Energy Transfer Partners GP, L.P.,
its General Partner

		By:	Energy Transfer Partners, L.L.C.,
its General Partner

Date:	November 6, 2015	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Vice President, Controller and Principal Accounting Officer (duly authorized to sign on behalf of the registrant)