Form 10-K
period 2015-12-31
Energy Transfer Partners, L.P.
filed 2016-02-29
CIK 1012569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Yes          ☐          No          ☒
The aggregate market value as of June 30, 2015, of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such Common Units on the New York Stock Exchange on such date, was $24.43 billion. Common Units held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Units have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
At February 19, 2016, the registrant had 507,740,653 Common Units outstanding.
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
Definitions
The following is a list of certain acronyms and terms generally used in the energy industry and throughout this document:

/d	per day

AmeriGas	AmeriGas Partners, L.P.

AOCI	accumulated other comprehensive income (loss)

Aqua – PVR	Aqua – PVR Water Services, LLC

AROs	asset retirement obligations

Bbls	barrels

Bcf	billion cubic feet

BG	BG Group plc

Btu	British thermal unit, an energy measurement used by gas companies to convert the volume of gas used to its heat equivalent, and thus calculate the actual energy used

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

Citrus	Citrus, LLC

Coal Handling	Coal Handling Solutions LLC, Kingsport Handling LLC, and Kingsport Services LLC, now known as Materials Handling Solutions LLC

CrossCountry	CrossCountry Energy, LLC

DOE	U.S. Department of Energy

DOT	U.S. Department of Transportation

Eagle Rock	Eagle Rock Energy Partners, L.P.

ELG	Edwards Lime Gathering LLC

EPA	U.S. Environmental Protection Agency

ETC FEP	ETC Fayetteville Express Pipeline, LLC

ETC OLP	La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company

ETC Tiger	ETC Tiger Pipeline, LLC

ETE	Energy Transfer Equity, L.P., a publicly traded partnership and the owner of ETP LLC

ETE Holdings	ETE Common Holdings, LLC, a wholly-owned subsidiary of ETE

ET Interstate	Energy Transfer Interstate Holdings, LLC

ETP Credit Facility	ETP’s $3.75 billion revolving credit facility

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETP

ETP Holdco	ETP Holdco Corporation

ETP LLC	Energy Transfer Partners, L.L.C., the general partner of ETP GP

Exchange Act	Securities Exchange Act of 1934

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC

GAAP	accounting principles generally accepted in the United States of America

Gulf States	Gulf States Transmission LLC

HPC	RIGS Haynesville Partnership Co.

HOLP	Heritage Operating, L.P.

Hoover Energy	Hoover Energy Partners, LP

IDRs	incentive distribution rights

KMI	Kinder Morgan Inc.

Lake Charles LNG	Lake Charles LNG Company, LLC (previously named Trunkline LNG Company, LLC), a subsidiary of ETE

LCL	Lake Charles LNG Export Company, LLC, a subsidiary of ETP and ETE

LIBOR	London Interbank Offered Rate

LNG	Liquefied natural gas

Lone Star	Lone Star NGL LLC

LPG	liquefied petroleum gas

MACS	Mid-Atlantic Convenience Stores, LLC

MEP	Midcontinent Express Pipeline LLC

MGE	Missouri Gas Energy

Mi Vida JV	Mi Vida JV LLC

MMBtu	million British thermal units

MMcf	million cubic feet

MTBE	methyl tertiary butyl ether

NEG	New England Gas Company

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

NYSE	New York Stock Exchange

ORS	Ohio River System LLC

OSHA	federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP and its subsidiaries

PCBs	polychlorinated biphenyls

PEPL Holdings	PEPL Holdings, LLC

PES	Philadelphia Energy Solutions

PHMSA	Pipeline Hazardous Materials Safety Administration

PVR	PVR Partners, L.P.

Ranch JV	Ranch Westex JV LLC

Regency	Regency Energy Partners LP

Retail Holdings	ETP Retail Holdings, LLC, a joint venture between subsidiaries of ETC OLP and Sunoco, Inc.

RIGS	Regency Intrastate Gas System

Sea Robin	Sea Robin Pipeline Company, LLC, a subsidiary of Panhandle

SEC	Securities and Exchange Commission

Southern Union	Southern Union Company

Southwest Gas	Pan Gas Storage, LLC

SUGS	Southern Union Gas Services

Sunoco GP	Sunoco GP LLC, the general partner of Sunoco LP

Sunoco Logistics	Sunoco Logistics Partners L.P.

Sunoco Partners	Sunoco Partners LLC, the general partner of Sunoco Logistics

Susser	Susser Holdings Corporation

Transwestern	Transwestern Pipeline Company, LLC

TRRC	Texas Railroad Commission

Trunkline	Trunkline Gas Company, LLC, a subsidiary of Panhandle
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

PART I
ITEM 1.  BUSINESS
Overview
We (Energy Transfer Partners, L.P., a Delaware limited partnership, “ETP” or the “Partnership”) are one of the largest publicly traded master limited partnerships in the United States in terms of equity market capitalization (approximately $15.05 billion as of January 29, 2016). We are managed by our general partner, Energy Transfer Partners GP, L.P. (our “General Partner” or “ETP GP”), and ETP GP is managed by its general partner, Energy Transfer Partners, L.L.C. (“ETP LLC”), which is owned by Energy Transfer Equity, L.P., another publicly traded master limited partnership (“ETE”). The primary activities in which we are engaged, all of which are in the United States, and the operating subsidiaries (collectively referred to as the “Operating Companies”) through which we conduct those activities are as follows:

•	Natural gas operations, including the following:

•	natural gas midstream and intrastate transportation and storage through La Grange Acquisition, L.P., which we refer to as ETC OLP; and

•
interstate natural gas transportation and storage through ET Interstate and Panhandle. ET Interstate is the parent company of Transwestern, ETC FEP, ETC Tiger, CrossCountry and ET Rover Pipeline LLC. Panhandle is the parent company of the Trunkline and Sea Robin transmission systems. ETP owns a 50% interest in MEP.

•	Liquids operations, including NGL transportation, storage and fractionation services primarily through Lone Star.

•	Product and crude oil operations, including the following:

•	product and crude oil transportation, terminalling services and acquisition and marketing activities through Sunoco Logistics; and

•	retail marketing of gasoline and middle distillates through Sunoco, Inc.

The following chart summarizes our organizational structure as of December 31, 2015. For simplicity, certain immaterial entities and ownership interest have not been depicted.

LE GP, LLC
0.3% General Partner Interest
Energy Transfer Equity, L.P.
(NYSE: ETE)
1,044,767,336 Common Units held by public
0.5% General Partner Interest;
100% Incentive Distribution Rights;
2,571,695 ETP Common Units;
90,706,000 ETP Class H Units
100 ETP Class I Units
Energy Transfer Partners, L.P.
(NYSE: ETP)
485,299,333 Common Units held by public
Lake Charles LNG
LNG Export Project
Non-Economic General Partner Interest;
100% Incentive Distribution Rights
37,776,746 SUN
Common Units
1.5% General Partner Interest;
100% Incentive Distribution Rights;
67,061,274 SXL Common Units;
9,416,196 SXL Class B Units
Sunoco LP
(NYSE: SUN)
25,536,329 Common Units held by public
Sunoco
Logistics Partners L.P.
(NYSE: SXL)
201,788,544 Common Units
held by public
45%
Membership
Interest
31.58%
Membership
Interest
68.42%
Membership
Interest
30%
Membership
Interest
Sunoco, LLC (1)
Bakken Pipeline
Project

(1) Pursuant to an agreement between ETP and Sunoco LP entered into in November 2015, ETP expects to contribute its 68.42% membership interest in Sunoco, LLC to Sunoco LP. This transaction is expected to close in March 2016.

Unless the context requires otherwise, the Partnership, the Operating Companies, and their subsidiaries are collectively referred to in this report as “we,” “us,” “ETP,” “Energy Transfer” or “the Partnership.”

Significant Achievements in 2015 and Beyond
Strategic Transactions
Our significant strategic transactions in 2015 and beyond included the following, as discussed in more detail herein:

•
ETP, as a member of a consortium, was awarded two pipeline projects for the transportation of natural gas for Mexico's state power company, CFE, under long-term contracts. The Trans-Pecos pipeline is an approximately 143-mile, 42-inch pipeline that will deliver at least 1.356 Bcf/d of natural gas from the Waha Hub to the US/Mexico border near Presidio, Texas. The Comanche Trail pipeline is an approximately 195-mile, 42-inch pipeline that will deliver at least 1.135 Bcf/d of natural gas from the Waha Hub to the US/Mexico border near San Elizario, Texas. ETP will be the construction manager and operator of both pipelines. The expected all-in cost for these two pipelines is anticipated to be approximately $1.3 billion, and we expect both pipelines to be in-service in the first quarter of 2017.

•
In December 2015, ETP announced that the Lake Charles LNG Project has received approval from the FERC to site, construct and operate a natural gas liquefaction and export facility in Lake Charles, Louisiana. On February 15, 2016, Royal Dutch Shell plc completed its acquisition of BG Group plc. Final investment decisions from Royal Dutch Shell plc and LCL are expected to be made in 2016, with construction to start immediately following an affirmative investment decision and first LNG export anticipated about four years later.

•
In November 2015, ETP and Sunoco LP announced ETP’s contribution to Sunoco LP of the remaining 68.42% interest in Sunoco, LLC and 100% interest in the legacy Sunoco, Inc. retail business for $2.23 billion. Sunoco LP will pay ETP $2.03 billion in cash, subject to certain working capital adjustments, and will issue to ETP 5.7 million Sunoco LP common units. The transaction will be effective January 1, 2016, and is expected to close in March 2016.

•
In October 2015, Sunoco Logistics completed the previously announced acquisition of a 40% membership interest (the “Bakken Membership Interest”) in Bakken Holdings Company LLC (“Bakken Holdco”). Bakken Holdco, through its wholly-owned subsidiaries, owns a 75% membership interest in each of Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC, which together intend to develop the Bakken Pipeline system to deliver crude oil from the Bakken/Three Forks production area in North Dakota to the Gulf Coast. ETP transferred the Bakken Membership Interest to Sunoco Logistics in exchange for approximately 9.4 million Class B Units representing limited partner interests in Sunoco Logistics and the payment by Sunoco Logistics to ETP of $382 million of cash, which represented reimbursement for its proportionate share of the total cash contributions made in the Bakken Pipeline project as of the date of closing of the exchange transaction.

•
In July 2015, in exchange for the contribution of 100% of Susser from ETP to Sunoco LP, Sunoco LP paid approximately $970 million in cash and issued to ETP subsidiaries 22 million Sunoco LP Class B units valued at approximately $970 million. The Sunoco Class B units did not receive second quarter 2015 cash distributions from Sunoco LP and converted on a one-for-one basis into Sunoco LP common units on the day immediately following the record date for Sunoco LP’s second quarter 2015 distribution. In addition, (i) a Susser subsidiary exchanged its 79,308 Sunoco LP common units for 79,308 Sunoco LP Class A units, (ii) approximately 11 million Sunoco LP subordinated units owned by Susser subsidiaries were converted into approximately 11 million Sunoco LP Class A units and (iii) Sunoco LP issued 79,308 Sunoco LP common units and approximately 11 million Sunoco LP subordinated units to subsidiaries of ETP. The Sunoco LP Class A units were contributed to Sunoco LP as part of the transaction. Sunoco LP subsequently contributed its interests in Susser to one of its subsidiaries.

•
Effective July 1, 2015, ETE acquired 100% of the membership interests of Sunoco GP, the general partner of Sunoco LP, and all of the IDRs of Sunoco LP from ETP, and in exchange, ETE transferred to ETP 21 million ETP common units. In connection with ETP’s 2014 acquisition of Susser, ETE agreed to provide ETP a $35 million annual IDR subsidy for 10 years, which terminated upon the closing of ETE’s acquisition of Sunoco GP. In connection with the exchange and repurchase, ETE will provide ETP a $35 million annual IDR subsidy for two years beginning with the quarter ended September 30, 2015. In connection with this transaction, the Partnership deconsolidated Sunoco LP. The Partnership continues to hold 37.8 million Sunoco LP common units accounted for under the equity method.

•
On April 30, 2015, a wholly-owned subsidiary of the Partnership merged with Regency, with Regency surviving as a wholly-owned subsidiary of the Partnership (the “Regency Merger”). Each Regency common unit and Class F unit was converted into the right to receive 0.4124 Partnership common units. ETP issued 172.2 million ETP common units to Regency unitholders, including 15.5 million units issued to Partnership subsidiaries. The 1.9 million outstanding Regency series A preferred units were converted into corresponding new Partnership Series A Preferred Units on a one-for-one basis.

•
In March 2015, ETE transferred 30.8 million ETP common units, ETE’s 45% interest in the Bakken Pipeline project, and $879 million in cash to the Partnership in exchange for 30.8 million newly issued Class H Units of ETP that, when combined with the 50.2 million previously issued Class H Units, generally entitle ETE to receive 90.05% of the cash distributions and other economic attributes of the general partner interest and IDRs of Sunoco Logistics. In connection with this transaction, the Partnership also issued to ETE 100 Class I Units that provide distributions to ETE to offset IDR subsidies previously provided to ETP. These IDR subsidies, including the impact from distributions on Class I Units, were reduced by $55 million in 2015 and $30 million in 2016.
Significant Organic Growth Projects
Our significant announced organic growth projects in 2015 included the following, as discussed in more detail herein:

•
As discussed in “Strategic Transactions” above, ETP and Sunoco Logistics own 60% and 40%, respectively, in Bakken Holdco, which owns 75% of each of the two joint ventures that are developing the Dakota Access Pipeline (“DAPL”) and Energy Transfer Crude Oil Pipeline (“ETCOP”) projects. Phillips 66 owns the remaining 25% interests and funds its proportionate share of the construction costs. The DAPL and ETCOP projects are expected to begin commercial operations in the fourth quarter of 2016.

•
In July 2015, ETP, Sunoco Logistics, and Phillips 66 formed Bayou Bridge Pipeline, LLC to construct the Bayou Bridge pipeline, which will deliver crude oil from the Phillips 66 and Sunoco Logistics terminals in Nederland, Texas to refinery markets in Louisiana. Phillips 66 Partners LP, which acquired Phillips 66’s interest in December 2015, holds a 40% interest in Bayou Bridge Pipeline, LLC and ETP and Sunoco Logistics each hold a 30% interest in the entity. Sunoco Logistics will be the operator of the system.

•
In May 2015, ETP announced that Lone Star will construct a fourth natural gas liquids fractionation facility at Mont Belvieu, Texas. Fractionator IV, estimated to cost approximately $450 million, is scheduled to be operational by December 2016. The 120,000 barrel per day fractionator is fully subscribed by multiple long-term contracts and will provide off-take for the new 533-mile, 24- and 30-inch Lone Star Express Pipeline.

•
Lone Star is currently constructing a 533 mile, 24- and 30-inch NGL pipeline from the Permian Basin to Mont Belvieu, Texas. The new pipeline, estimated to cost approximately $1.5 billion, is expected to be operational by the second quarter of 2016.

•
ETP and Traverse Midstream Partners LLC own 65% and 35%, respectively, in a natural gas pipeline project (now called “Rover”) to connect Marcellus and Utica shale supplies to markets in the Midwest, Great Lakes, and Gulf Coast regions of the United States and Canada. Rover has secured multiple, long-term binding shipper agreements on the project. As a result of these binding agreements, the pipeline is substantially subscribed with 15- and 20-year fee-based contracts to transport up to 3.25 Bcf/d of capacity. The pipeline is expected to be in-service to Defiance, Ohio by the second quarter of 2017 and to Dawn, Ontario by the third quarter of 2017.

Segment Overview
See Note 15 to our consolidated financial statements for additional financial information about our segments.
Intrastate Transportation and Storage Segment
Natural gas transportation pipelines receive natural gas from other mainline transportation pipelines, storage facilities and gathering systems and deliver the natural gas to industrial end-users, storage facilities, utilities and other pipelines. Through our intrastate transportation and storage segment, we own and operate approximately 7,500 miles of natural gas transportation pipelines with approximately 14.1 Bcf/d of transportation capacity and three natural gas storage facilities located in the state of Texas.
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
We also generate revenues and margin from the sale of natural gas to electric utilities, independent power plants, local distribution companies, industrial end-users and marketing companies on our HPL System. Generally, we purchase natural gas from either the market (including purchases from our marketing operations) or from producers at the wellhead. To the extent the natural gas comes from producers, it is primarily purchased at a discount to a specified market price and typically resold to customers based on an index price. In addition, our intrastate transportation and storage segment generates revenues from fees charged for storing customers’ working natural gas in our storage facilities and from managing natural gas for our own account.
Interstate Transportation and Storage Segment
Natural gas transportation pipelines receive natural gas from other mainline transportation pipelines, storage facilities and gathering systems and deliver the natural gas to industrial end-users, storage facilities, utilities and other pipelines. Through our interstate transportation and storage segment, we directly own and operate approximately 12,300 miles of interstate natural gas pipelines with approximately 11.2 Bcf per day of transportation capacity and have a 50% interest in the joint venture that owns the 185-mile Fayetteville Express pipeline and the 500 mile Midcontinent Express pipeline. ETP also owns a 50% interest in Citrus, which owns 100% of FGT, an approximately 5,325 mile pipeline system that extends from south Texas through the Gulf Coast to south Florida.
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
We also own a 50% interest in the MEP pipeline system, which is operated by KMI, and has the capability to transport up to 1.8 Bcf/d of natural gas.
Gulf States is a small interstate pipeline that uses cost-based rates and terms and conditions of service for shippers wishing to secure capacity for interstate transportation service. Rates charged are largely governed by long-term negotiated rate agreements.
We are currently in the process of converting a portion of the Trunkline gas pipeline to crude oil transportation.
The results from our interstate transportation and storage segment are primarily derived from the fees we earn from natural gas transportation and storage services.
Midstream Segment
The midstream natural gas industry is the link between the exploration and production of natural gas and the delivery of its components to end-use markets. The midstream industry consists of natural gas gathering, compression, treating, processing, storage, and transportation, and is generally characterized by regional competition based on the proximity of gathering systems and processing plants to natural gas producing wells and the proximity of storage facilities to production areas and end-use markets.
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
Some natural gas produced by a well does not meet the pipeline quality specifications established by downstream pipelines or is not suitable for commercial use and must be processed to remove the mixed NGL stream. In addition, some natural gas produced by a well, while not required to be processed, can be processed to take advantage of favorable margins for NGLs extracted from the gas stream. Natural gas processing involves the separation of natural gas into pipeline quality natural gas, or residue gas, and a mixed NGL stream.

Through our midstream segment, we own and operate approximately 35,000 miles of in service natural gas, 31 natural gas processing plants, 21 natural gas treating facilities and 4 natural gas conditioning facilities with an aggregate processing, treating and conditioning capacity of approximately 10.1 Bcf/d. Our midstream segment focuses on the gathering, compression, treating, blending, and processing, and our operations are currently concentrated in major producing basins and shales, including the Austin Chalk trend and Eagle Ford Shale in South and Southeast Texas, the Permian Basin in West Texas and New Mexico, the Barnett Shale and Woodford Shale in North Texas, the Bossier Sands in East Texas, the Marcellus Shale in West Virginia and Pennsylvania, and the Haynesville Shale in East Texas and Louisiana. Many of our midstream assets are integrated with our intrastate transportation and storage assets.
Our midstream segment also includes a 60% interest in ELG, which operates natural gas gathering, oil pipeline, and oil stabilization facilities in South Texas, a 33.33% membership interest in Ranch Westex JV LLC, which processes natural gas delivered from the NGLs-rich shale formations in West Texas, a 75% membership interest in ORS, which operates a natural gas gathering system in the Utica shale in Ohio, and a 50% interest in Mi Vida JV, which operates a cryogenic processing plant and related facilities in West Texas, a 51% membership interest in Aqua – PVR, which transports and supplies fresh water to natural gas producers in the Marcellus shale in Pennsylvania, and a 50% interest in Sweeny Gathering LP, which operates a natural gas gathering facility in South Texas.
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
Through our liquids transportation and services segment we own Lone Star, which owns approximately 2,000 miles of NGL pipelines with an aggregate transportation capacity of approximately 388,000 Bbls/d, three NGL processing plants with an aggregate processing capacity of approximately 904 MMcf/d, four NGL and propane fractionation facilities with an aggregate capacity of 325,000 Bbls/d and NGL storage facilities with aggregate working storage capacity of approximately 51 million Bbls. Four NGL and propane fractionation facilities and the NGL storage facilities are located at Mont Belvieu, Texas, one NGL fractionation facility is located in Geismar, Louisiana, and the NGL pipelines primarily transport NGLs from the Permian and Delaware basins and the Barnett and Eagle Ford Shales to Mont Belvieu. We also own and operate approximately 274 miles of NGL pipelines including a 50% interest in the joint venture that owns the Liberty pipeline, an approximately 87-mile NGL pipeline and the recently converted 82-mile Rio Bravo crude oil pipeline.
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
NGL fractionation revenue is principally generated from fees charged to customers under take-or-pay contracts. Take-or-pay contracts have minimum payment obligations for throughput commitments requiring the customer to pay regardless of whether a fixed volume is fractionated from raw make into purity NGL products. Fractionation fees are market-based, negotiated with customers and competitive with other fractionators along the Gulf Coast.
NGL storage revenues are derived from base storage fees and throughput fees. Base storage fees are firm take-or-pay contracts on the volume of capacity reserved, regardless of the capacity actually used. Throughput fees are charged for providing ancillary services, including receipt and delivery, custody transfer fees.
This segment also includes revenues earned from the marketing of NGLs and processing and fractionating refinery off-gas. Marketing of NGLs primarily generates margin from selling ratable NGLs to end users and from optimizing storage assets. Processing and fractionation of refinery off-gas margin is generated from a percentage-of-proceeds of O-grade product sales and income sharing contracts, which are subject to market pricing of olefins and NGLs.

Investment in Sunoco Logistics Segment
The Partnership’s interests in Sunoco Logistics consist of 67.1 million Sunoco Logistics common units and 9.4 million Sunoco Logistics Class B Units, collectively representing 27.5% of the limited partner interests in Sunoco Logistics as of December 31, 2015. The Partnership also owns a 99.9% interest in Sunoco Partners LLC, the entity that owns the general partner interest and IDRs in Sunoco Logistics. Because the Partnership controls Sunoco Logistics through its ownership of the general partner, the operations of Sunoco Logistics are consolidated into the Partnership. These operations are reflected by the Partnership in the investment in Sunoco Logistics segment.
Sunoco Logistics owns and operates a logistics business, consisting of a geographically diverse portfolio of complementary pipeline, terminalling, and acquisition and marketing assets that are used to facilitate the purchase and sale of crude oil, NGLs and refined products primarily in the northeast, midwest and southwest regions of the United States. In addition, Sunoco Logistics owns interests in several product pipeline joint ventures.
Sunoco Logistics’ crude oil operations provides transportation, terminalling and acquisition and marketing services to crude oil markets throughout the southwest, midwest and northeastern United States. Included within the operations are approximately 5,900 miles of crude oil trunk and gathering pipelines in the southwest and midwest United States and equity ownership interests in three crude oil pipelines. Sunoco Logistics’ crude oil terminalling services operate with an aggregate storage capacity of approximately 28 million barrels, including approximately 24 million barrels at its Gulf Coast terminal in Nederland, Texas and approximately 3 million barrels at its Fort Mifflin terminal complex in Pennsylvania. Sunoco Logistics’ crude oil acquisition and marketing activities utilize its pipeline and terminal assets, its proprietary fleet crude oil tractor trailers and truck unloading facilities, as well as third-party assets, to service crude oil markets principally in the mid-continent United States.
Sunoco Logistics’ NGLs operations transports, stores, and executes acquisition and marketing activities utilizing a complementary network of pipelines, storage and blending facilities, and strategic off-take locations that provide access to multiple NGLs markets. The operations contain approximately 900 miles of NGLs pipelines, primarily related to its Mariner systems located in the northeast and southwest United States. Terminalling services are facilitated by approximately 5 million barrels of NGLs storage capacity, including approximately 1 million barrels of storage at its Nederland, Texas terminal facility and 3 million barrels at its Marcus Hook, Pennsylvania terminal facility (the “Marcus Hook Industrial Complex”). These operations also carry out Sunoco Logistics’ NGLs blending activities, including utilizing its patented butane blending technology.
Sunoco Logistics’ refined products operations provides transportation and terminalling services, through the use of approximately 1,800 miles of refined products pipelines and approximately 40 active refined products marketing terminals. Sunoco Logistics’ marketing terminals are located primarily in the northeast, midwest and southeast United States, with approximately 8 million barrels of refined products storage capacity. Sunoco Logistics’ refined products operations includes its Eagle Point facility in New Jersey, which has approximately 6 million barrels of refined products storage capacity. The operations also include Sunoco Logistics’ equity ownership interests in four refined products pipeline companies. The operations also perform terminalling activities at Sunoco Logistics’ Marcus Hook Industrial Complex. Sunoco Logistics’ refined products operations utilize its integrated pipeline and terminalling assets, as well as acquisition and marketing activities, to service refined products markets in several regions in the United States.
Retail Marketing Segment
Our retail marketing business is conducted through our wholly-owned subsidiary, Sunoco, Inc. Our retail marketing operations include the sales of motor fuel (gasoline and diesel) and merchandise at company-operated retail locations and branded convenience stores conducted in 14 states, primarily on the east coast and south regions of the United States.
We also currently own a 68.42% membership interest in Sunoco, LLC, which distributes approximately 5.3 billion gallons per year of motor fuel to customers in the east, midwest and southwest regions of the United States. The remaining 31.58% membership interest in Sunoco, LLC is held by Sunoco LP. Sunoco LP also owns 50.1% of the voting interests in Sunoco, LLC; therefore, we do not have a controlling interest in Sunoco, LLC and account for our investment under the equity method.
As discussed above, ETP expects to contribute to Sunoco LP the remaining 68.42% interest in Sunoco, LLC and 100% interest in the legacy Sunoco, Inc. retail business for $2.23 billion. Sunoco LP will pay ETP $2.03 billion in cash, subject to certain working capital adjustments, and will issue to ETP 5.7 million Sunoco LP common units. The transaction will be effective January 1, 2016 and is expected to close in March 2016.
Our retail marketing segment also currently owns 37.8 million Sunoco LP common units, which we account for under the equity method. Sunoco LP is a master limited partnership that operates more than 850 convenience stores and retail fuel sites and distributes motor fuel to convenience stores, independent dealers, commercial customers and distributors located in 30 states at approximately 6,800 sites, both directly as well as through its 31.58% interest in Sunoco, LLC. Sunoco LP’s general partner is owned by ETE.
All Other Segment
Segments below the quantitative thresholds are classified as “All other.” These include the following:

•
Prior to the Regency Merger, we owned an investment in Regency common and Class F units, which were received by Southern Union (now Panhandle) in exchange for the contribution of its interest in Southern Union Gathering Company, LLC to Regency on April 30, 2013.

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

•
We own and operate a fleet of compressors used to provide turn-key natural gas compression services for customer specific systems. We also own and operate a fleet of equipment used to provide treating services, such as carbon dioxide and hydrogen sulfide removal, natural gas cooling, dehydration and BTU management.

•
We are involved in the management of coal and natural resources properties and the related collection of royalties. We also earn revenues from other land management activities, such as selling standing timber, leasing coal-related infrastructure facilities, and collecting oil and gas royalties. These operations also included Coal Handling, which owns and operates end-user coal handling facilities.

•	ETP also owns PEI Power Corp. and PEI Power II, which own and operate a facility in Pennsylvania that generates a total of 75 megawatts of electrical power.
Asset Overview
Intrastate Transportation and Storage
The following details our pipelines and storage facilities in the intrastate transportation and storage segment.
ET Fuel System

•	Capacity of 5.2 Bcf/d

•	Approximately 2,770 miles of natural gas pipeline

•	Two storage facilities with 12.4 Bcf of total working gas capacity

•	Bi-directional capabilities
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
The Bammel storage facility has a total working gas capacity of approximately 52.5 Bcf, a peak withdrawal rate of 1.3 Bcf/d and a peak injection rate of 0.6 Bcf/d. The Bammel storage facility is located near the Houston Ship Channel market area and the Katy Hub and is ideally suited to provide a physical backup for on-system and off-system customers. As of December 31, 2015, we had approximately 9.3 Bcf committed under fee-based arrangements with third parties and approximately 40 Bcf stored in the facility for our own account.
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

RIGS Haynesville Partnership Co.

•	Capacity of 2.1 Bcf/d

•	Approximately 450 miles of natural gas pipeline

•	The Partnership owns a 49.99% general partner interest
RIGS is a 450-mile intrastate pipeline that delivers natural gas from northwest Louisiana to downstream pipelines and markets.
Interstate Transportation and Storage
The following details our pipelines in the interstate transportation and storage segment.
Florida Gas Transmission Pipeline

•	Capacity of 3.1 Bcf/d

•	Approximately 5,325 miles of interstate natural gas pipeline

•	FGT is owned by Citrus, a 50/50 joint venture with Kinder Morgan, Inc. (“KMI”)
The Florida Gas Transmission pipeline is an open-access interstate pipeline system with a mainline capacity of 3.1 Bcf/d and approximately 5,325 miles of pipelines extending from south Texas through the Gulf Coast region of the United States to south Florida. The Florida Gas Transmission pipeline system receives natural gas from various onshore and offshore natural gas producing basins. FGT is the principal transporter of natural gas to the Florida energy market, delivering over 66% of the natural gas consumed in the state. In addition, Florida Gas Transmission’s pipeline system operates and maintains over 81 interconnects with major interstate and intrastate natural gas pipelines, which provide FGT’s customers access to diverse natural gas producing regions.
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
Transwestern’s customers include local distribution companies, producers, marketers, electric power generators and industrial end-users.
Panhandle Eastern Pipe Line

•	Capacity of 2.8 Bcf/d

•	Approximately 6,000 miles of interstate natural gas pipeline

•	Bi-directional capabilities

•	Five natural gas storage fields
The Panhandle Eastern Pipe Line’s transmission system consists of four large diameter pipelines extending approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through Missouri, Illinois, Indiana, Ohio and into Michigan. Panhandle Eastern Pipe Line is owned by a subsidiary of ETP Holdco.

Trunkline Gas Company

•	Capacity of 0.9 Bcf/d

•	Approximately 2,000 miles of interstate natural gas pipeline

•	Bi-directional capabilities
The Trunkline Gas pipeline’s transmission system consists of one large diameter pipeline extending approximately 1,400 miles from the Gulf Coast areas of Texas and Louisiana through Arkansas, Mississippi, Tennessee, Kentucky, Illinois, Indiana and to Michigan. Trunkline Gas pipeline is owned by a subsidiary of ETP Holdco.
During 2015, 45 miles of Trunkline 24-inch pipeline and 636 miles of Trunkline 30-inch pipeline were taken out of service in advance of being repurposed from natural gas service to crude oil service, coinciding with the transfer of the assets to a related company.
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
Sea Robin Pipeline

•	Capacity of 2.0 Bcf/d

•	Approximately 1,000 miles of interstate natural gas pipeline
The Sea Robin pipeline’s transmission system consists of two offshore Louisiana natural gas supply systems extending approximately 120 miles into the Gulf of Mexico.
Midcontinent Express Pipeline LLC

•	Capacity of 1.8 Bcf/d

•	Approximately 500 miles of interstate natural gas pipeline

•	The Partnership owns a 50% interest
MEP owns a 500-mile interstate pipeline stretching from southeast Oklahoma through northeast Texas, northern Louisiana and central Mississippi to an interconnect with the Transcontinental Gas Pipeline System in Butler, Alabama.
Gulf States

•	Capacity of 0.1 Bcf/d

•	Approximately 10 miles of interstate natural gas pipeline
Gulf States owns a 10-mile interstate pipeline that extends from Harrison County, Texas to Caddo Parish, Louisiana.

Midstream
The following details our assets in the midstream segment.
Southeast Texas System

•	Approximately 7,100 miles of natural gas pipeline

•	One natural gas processing plant (La Grange) with aggregate capacity of 210 MMcf/d

•	10 natural gas treating facilities with aggregate capacity of 1.2 Bcf/d

•	One natural gas conditioning facility with aggregate capacity of 200 MMcf/d
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
Eagle Ford System

•	Approximately 1,090 miles of natural gas pipeline

•	Four processing plants (Chisholm, Kenedy, Jackson and King Ranch) with capacity of 1,940 MMcf/d

•	One natural gas treating facility with capacity of 300 MMcf/d
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

Arklatex System

•	Approximately 2,800 miles of natural gas pipeline

•	Three natural gas processing facilities (Dubach, Dubberly and Brookeland) with aggregate capacity of 510 MMcf/d

•	Two natural gas treating facilities

•	One conditioning facility
The Arklatex assets gather, compress, treat and dehydrate natural gas in several Parishes of north and West Louisiana and several counties in East Texas. These assets also include cryogenic natural gas processing facilities, a refrigeration plant, a conditioning plant, amine treating plants, and an interstate NGL pipeline.
Through the gathering and processing systems described above and their interconnections with RIGS in north Louisiana, we offer producers wellhead-to-market services, including natural gas gathering, compression, processing, treating and transportation.
South Texas System

•	Approximately 1,300 miles of natural gas pipeline

•	Three natural gas treating facilities with aggregate capacity of 335 MMcf/d
The South Texas assets gather, compress, treat and dehydrate natural gas in Bee, LaSalle, Webb, Karnes, Atascosa, McMullen, Frio and Dimmitt counties. The pipeline systems are connected to third-party processing plants and treating facilities that include acid gas reinjection wells located in McMullen County, Texas. We also gather oil for producers in the region and deliver it to tanks for further transportation by truck or pipeline.
The natural gas supply for the south Texas gathering systems is derived from a combination of natural gas wells located in a mature basin that generally have long lives and predictable gas flow rates, including the Frio, Vicksburg, Miocene, Canyon Sands and Wilcox formations, and the NGLs-rich and oil-rich Eagle Ford shale formation.
We own a 60% interest in ELG with Talisman Energy USA Inc. and Statoil Texas Onshore Properties LP owning the remaining 40% interest. We operate a natural gas gathering oil pipeline and oil stabilization facilities for the joint venture while our joint venture partners operate a lean gas gathering system in the Edwards Lime natural gas trend that delivers to this system.
Permian System

•	Approximately 7,820 miles of natural gas pipeline

•	8 processing facilities (Waha, Coyanosa, Red Bluff, Halley, Jal, Keyston, Tippet and Rebel) with aggregate capacity of 995 MMcf/d

•	Two treating facilities with aggregate capacity of 200 MMcf/d
The Permian Basin gathering system assets offer wellhead-to-market services to producers in the Texas counties of Ward, Winkler, Reeves, Pecos, Crocket, Upton, Crane, Ector, Culberson, Reagan and Andrews counties, as well as into Eddy and Lea counties in New Mexico which surround the Waha Hub, one of Texas’s developing NGLs-rich natural gas market areas. As a result of the proximity of our system to the Waha Hub, the Waha gathering system has a variety of market outlets for the natural gas that we gather and process, including several major interstate and intrastate pipelines serving California, the mid-continent region of the United States and Texas natural gas markets. The NGL market outlets include Lone Star’s NGL pipeline.
During 2015, Regency completed construction on a 200 MMcf/d cryogenic processing plant on behalf of Mi Vida JV, a joint venture in which we own a 50% membership interest. We operate the plant and related facilities on behalf of Mi Vida JV.
We own a 33.33% membership interest in Ranch JV which processes natural gas delivered from the NGLs-rich Bone Spring and Avalon shale formations in West Texas. The joint venture owns a 25 MMcf/d refrigeration plant and a 100 MMcf/d cryogenic processing plant.
Mid-Continent Region

•	Approximately 13,500 miles of natural gas pipeline

•
15 natural gas processing facilities (Mocane, Beaver, Antelope Hills, Woodall, Wheeler, Sunray, Hemphill, Phoenix, Crescent, Hamlin, Spearman, Red Deer, Lefors, Cargray and Gray) with aggregate capacity of 910 MMcf/d

•	One natural gas treating facilities with aggregate capacity of 20 MMcf/d
The mid-continent systems are located in two large natural gas producing regions in the United States, the Hugoton Basin in southwest Kansas, and the Anadarko Basin in western Oklahoma and the Texas Panhandle. These mature basins have continued to provide generally long-lived, predictable production volume. Our mid-continent gathering assets are extensive systems that gather, compress and dehydrate low-pressure gas. We have 15 natural gas producing facilities and approximately 13,500 miles of gathering pipeline.
We operate our mid-continent gathering systems at low pressures to maximize the total throughput volumes from the connected wells. Wellhead pressures are therefore adequate to allow for flow of natural gas into the gathering lines without the cost of wellhead compression.
We also own the Hugoton gathering system that has 1,900 miles of pipeline extending over nine counties in Kansas and Oklahoma. This system is operated by a third party.
Eastern Region

•	Approximately 500 miles of natural gas pipeline
The eastern region assets are located in Pennsylvania, Ohio, and West Virginia, and gather natural gas from the Marcellus and Utica basins. Our eastern gathering assets include approximately 500 miles of natural gas gathering pipeline, natural gas trunkline pipelines, and fresh water pipelines, and the Lycoming, Wyoming, East Lycoming, Bradford, Green County, and Preston gathering and processing systems.
We also own a 51% membership interest in Aqua – PVR, a joint venture that transports and supplies fresh water to natural gas producers drilling in the Marcellus Shale in Pennsylvania.
We and Traverse ORS LLC, a subsidiary of Traverse Midstream Partners LLC, own a 75% and 25% membership interest, respectively, in the ORS joint venture. On behalf of ORS, we constructed and are operating its Ohio Utica River System, (the “ORS System”) which was completed in 2015 and consists of a 52-mile, 36-inch gathering trunkline that will be capable of delivering up to 2.1 Bcf/d to Rockies Express Pipeline (“REX”) and Texas Eastern Transmission, and potentially others and the construction of 25,000 horsepower of compression at the REX interconnect. This project also included the construction of a 12-mile, 30-inch lateral that connected to the tailgate of the Cadiz processing plant and Harrison County wellhead production.
Other Midstream Assets
The midstream segment also includes our interests in various midstream assets located in Texas, New Mexico and Louisiana, with approximately 60 miles of gathering pipelines aggregating a combined capacity of approximately 115 MMcf/d, as well as one conditioning facility and our Rebel processing plant with capacity of 180 MMcf/d. We also own approximately 27 miles of gathering pipelines serving the Marcellus Shale in West Virginia with aggregate capacity of approximately 250 MMcf/d.
Liquids Transportation and Services
The following details our assets in the liquids transportation and services segment. Certain assets, as discussed below, are owned by Lone Star in which we have a 100% interest.
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
Rio Bravo Pipeline

•	Aggregate capacity of 100,000 Bbls/d

•	Approximately 82 miles of crude oil transmission pipeline
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
Hattiesburg Storage Facility

•	Working storage capacity of approximately 3.0 million Bbls
The Hattiesburg storage facility, owned by Lone Star, is an integrated liquids storage facility with approximately 3.0 million Bbls of salt dome capacity, providing 100% fee-based cash flows.
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
Refinery Services

•	One processing plant (Chalmette) with capacity of 54 MMcf/d

•	One NGL fractionator with 25,000 Bbls/d capacity

•	Approximately 100 miles of NGL pipelines
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
Crude Oil
Sunoco Logistics’ crude oil consists of an integrate set of pipeline, terminalling and acquisition and marketing assets that service the movement of crude oil from producers to end-user markets.
Crude Oil Pipelines
Southwest United States Pipelines. The Southwest pipelines include crude oil trunk pipelines and crude oil gathering pipelines in Texas. This includes the Permian Express 2 pipeline project which provides takeaway capacity from the Permian Basin, with origins in multiple locations in Western Texas: Midland, Garden City and Colorado City. With an initial capacity of approximately 200,000 Bbls/d, Permian Express 2 began delivery to multiple refiners and markets in the third quarter 2015. In connection with this project, Sunoco Logistics entered into an agreement with Vitol, Inc. to form SunVit, with each party owning a 50% interest. SunVit originates in Midland, Texas and runs to Garden City, Texas, where it connects into the Permian Express 2 pipeline system. The SunVit pipeline also commenced operations in the third quarter 2015.
The Southwest pipelines also include a crude oil pipeline and gathering systems in Oklahoma. Sunoco Logistics has the ability to deliver substantially all of the crude oil gathered on the Oklahoma system to Cushing and is one of the largest purchasers of crude oil from producers in the state.
Midwest United States Pipelines. The Midwest United States pipeline system includes Sunoco Logistics’ majority interest in the Mid-Valley Pipeline Company which originates in Longview, Texas and passes through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky and Ohio, and terminates in Samaria, Michigan. This pipeline provides crude oil to a number of refineries, primarily in the midwest United States.
Sunoco Logistics also owns a crude oil pipeline that runs from Marysville, Michigan to Toledo, Ohio, and a truck injection point for local production at Marysville. This pipeline receives crude oil from the Enbridge pipeline system for delivery to refineries located in Toledo, Ohio and to Marathon Petroleum Corporation’s Samaria, Michigan tank farm, which supplies its refinery in Detroit, Michigan.
Crude Oil Terminals
Nederland. The Nederland terminal, located on the Sabine-Neches waterway between Beaumont and Port Arthur, Texas, is a large marine terminal providing storage and distribution services for refiners and other large transporters of crude oil and NGLs. The terminal receives, stores, and distributes crude oil, NGLs, feedstocks, lubricants, petrochemicals, and bunker oils (used for fueling ships and other marine vessels), and also blends lubricants. The terminal currently has a total storage capacity of approximately 25 million barrels in approximately 130 above ground storage tanks with individual capacities of up to 660,000 barrels, of which 24 million barrels of storage are dedicated to crude oil.
The Nederland terminal can receive crude oil at each of its five ship docks and three barge berths. The five ship docks are capable of receiving over 2 million Bbls/d of crude oil. In addition to Sunoco Logistics’ crude oil pipelines, the terminal can also receive crude oil through a number of other pipelines, including the DOE. The DOE pipelines connect the terminal to the United States Strategic Petroleum Reserve’s West Hackberry caverns at Hackberry, Louisiana and Big Hill near Winnie, Texas, which have an aggregate storage capacity of approximately 375 million barrels. The Nederland Terminal can deliver crude oil and other petroleum products via pipeline, barge, ship, rail, or truck. In total, the terminal is capable of delivering over 2 million Bbls/d of crude oil to Sunoco Logistics’ crude oil pipelines or a number of third party pipelines including the DOE. The Nederland terminal generates crude oil revenues primarily by providing term or spot storage services and throughput capabilities to a number of customers.
Fort Mifflin. The Fort Mifflin terminal complex is located on the Delaware River in Philadelphia, Pennsylvania and includes the Fort Mifflin terminal, the Hog Island wharf, the Darby Creek tank farm and connecting pipelines. Revenues are generated from the Fort Mifflin terminal complex by charging fees based on throughput. The Fort Mifflin terminal contains two ship docks with freshwater drafts and a total storage capacity of approximately 570,000 barrels. Crude oil and some refined products enter the Fort Mifflin terminal primarily from marine vessels on the Delaware River. One Fort Mifflin dock is designed to handle crude oil from very large crude carrier-class tankers and smaller crude oil vessels. The other dock can accommodate only smaller crude oil vessels.
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
Eagle Point. The Eagle Point terminal is located in Westville, New Jersey and consists of docks, truck loading facilities and a tank farm. The docks are located on the Delaware River and can accommodate three marine vessels (ships or barges) to receive and deliver crude oil, intermediate products and refined products to outbound ships and barges. The tank farm has a total active storage capacity of approximately 1 million barrels and can receive crude oil via barge, pipeline and rail. The terminal generates revenue primarily by charging fees based on throughput, blending services and storage.
Crude Oil Acquisition and Marketing
Sunoco Logistics’ crude oil acquisition and marketing activities include the gathering, purchasing, marketing and selling of crude oil primarily in the mid-continent United States. The operations are conducted using Sunoco Logistics’ assets, which include approximately 375 crude oil transport trucks and approximately 140 crude oil truck unloading facilities, as well as third-party truck, rail and marine assets. Specifically, the crude oil acquisition and marketing activities include:

•	purchasing crude oil at both the wellhead from producers, and in bulk from aggregators at major pipeline interconnections and trading locations;

•	storing inventory during contango market conditions (when the price of crude oil for future delivery is higher than current prices);

•	buying and selling crude oil of different grades, at different locations in order to maximize value;

•	transporting crude oil using the pipelines, terminals and trucks or, when necessary or cost effective, pipelines, terminals or trucks owned and operated by third parties; and

•	marketing crude oil to major integrated oil companies, independent refiners and resellers through various types of sale and exchange transactions.
Natural Gas Liquids
Sunoco Logistics’ Natural Gas Liquids consists of an integrate set of pipeline, terminalling and acquisition and marketing assets that service the movement of NGLs from producers to end-user markets.
NGL Pipelines

•
Sunoco Logistics owns approximately 900 miles of NGLs pipelines, primarily related to the Mariner systems in the northeast and southwest United States. The Mariner South pipeline is part of a joint project with Lone Star to deliver export-grade propane and butane products from Lone Star’s Mont Belvieu, Texas storage and fractionation complex to our marine terminal in Nederland, Texas. The pipeline has a capacity of approximately 200,000 Bbls/d and can be scaled depending on shipper interest.

•
The Mariner West pipeline provides transportation of ethane products from the Marcellus shale processing and fractionating areas in Houston, Texas, Pennsylvania to Marysville, Michigan and the Canadian border. Mariner West commenced operations in the fourth quarter 2013, with capacity to transport approximately 50,000 Bbls/d of ethane.

•
The Mariner East pipeline transports NGLs from the Marcellus and Utica Shales areas in Western Pennsylvania, West Virginia and Eastern Ohio to destinations in Pennsylvania, including our Marcus Hook Industrial Complex on the Delaware River, where they are processed, stored and distributed to local, domestic and waterborne markets. The first phase of the project, referred to as Mariner East 1, consisted of interstate and intrastate propane and ethane service and commenced operations in the fourth quarter of 2014 and the first quarter of 2016, respectively. The second phase of the project, referred to as Mariner East 2, will expand the total takeaway capacity to 345,000 Bbls/d for interstate and intrastate propane, ethane and butane service, and is expected to commence operations in the first half of 2017.

NGLs Terminals
Marcus Hook Industrial Complex. In 2013, Sunoco Logistics acquired Sunoco, Inc.’s Marcus Hook Industrial Complex. The acquisition included terminalling and storage assets, with a capacity of approximately 3 million barrels of NGL storage capacity in underground caverns, and related commercial agreements. The facility can receive NGLs via marine vessel, pipeline, truck and rail, and can deliver via marine vessel, pipeline and truck. In addition to providing NGLs storage and terminalling services to both affiliates and third party customers, the Marcus Hook Industrial Complex currently serves as an off-take outlet for the Mariner East 1 pipeline, and will provide similar off-take capabilities for the Mariner East 2 pipeline when it commences operations.

Inkster. The Inkster terminal, located near Detroit, Michigan, contains eight salt caverns with a total storage capacity of approximately one million barrels of NGLs. Sunoco Logistics uses the Inkster terminal's storage in connection with the Toledo North pipeline system and for the storage of NGLs from local producers and a refinery in Western Ohio. The terminal can receive and ship by pipeline in both directions and has a truck loading and unloading rack.
NGLs Acquisition & Marketing
Sunoco Logistics’ NGLs acquisition and marketing activities include the acquisition, blending and marketing of such products at Sunoco Logistics’ various terminals and third-party facilities.
Refined Products
Sunoco Logistics’ refined products consists of an integrate set of pipeline, terminalling and acquisition and marketing assets that service the movement of refined products from producers to end-user markets.
Refined Products Pipelines
Sunoco Logistics owns and operates approximately 1,800 miles of refined products pipelines in several regions of the United States. The pipelines primarily provide transportation in the northeast, midwest, and southwest United States. These pipelines include Sunoco Logistics’ controlling financial interest in Inland Corporation (“Inland”).
The mix of products delivered varies seasonally, with gasoline demand peaking during the summer months, and demand for heating oil and other distillate fuels peaking in the winter. In addition, weather conditions in the areas served by the refined products pipelines affect both the demand for, and the mix of, the refined products delivered through the pipelines, although historically, any overall impact on the total volume shipped has been short-term. The products transported in these pipelines include multiple grades of gasoline, and middle distillates, such as heating oil, diesel and jet fuel.
In addition to the consolidated pipeline assets, Sunoco Logistics owns equity interests in four common carrier refined products pipelines including: Explorer Pipeline Company, Yellowstone Pipe Line Company, West Shore Pipe Line Company and Wolverine Pipe Line Company.
Refined Products Terminals
Refined Products. Sunoco Logistics has approximately 40 refined products terminals with an aggregate storage capacity of 8 million barrels that facilitate the movement of refined products to or from storage or transportation systems, such as a pipeline, to other transportation systems, such as trucks or other pipelines. Each facility typically consists of multiple storage tanks and is equipped with automated truck loading equipment that is operational 24 hours a day.
Eagle Point. In additional to crude oil service, the Eagle Point terminal can accommodate three marine vessels (ships or barges) to receive and deliver refined products to outbound ships and barges. The tank farm has a total active refined products storage capacity of approximately 6 million barrels, and provides customers with access to the facility via barge, pipeline and rail. The terminal can deliver via barge, truck or pipeline, providing customers with access to various markets. The terminal generates revenue primarily by charging fees based on throughput, blending services and storage.
Marcus Hook Industrial Complex. The Marcus Hook Industrial Complex can receive refined products via marine vessel, pipeline, truck and rail, and can deliver via marine vessel, pipeline and truck.
Marcus Hook Tank Farm. The Marcus Hook Tank Farm has a total refined products storage capacity of approximately 2 million barrels of refined products storage. The tank farm historically served Sunoco Inc.'s Marcus Hook refinery and generated revenue from the related throughput and storage. In 2012, the main processing units at the refinery were idled in connection with Sunoco Inc.'s exit from its refining business. The terminal continues to receive and deliver refined products via pipeline and now primarily provides terminalling services to support movements on Sunoco Logistics’ refined products pipelines.
Refined Products Acquisition and Marketing
Sunoco Logistics’ refined products acquisition and marketing activities include the acquisition, marketing and selling of bulk refined products such as gasoline products and distillates. These activities utilize Sunoco Logistics’ refined products pipeline and terminal assets, as well as third-party assets and facilities.
Retail Marketing
As discussed above, the Partnership expects to contribute all of its remaining retail operations to Sunoco LP in early March 2016.

Company-operated sites, which are operated by Sunoco R&M, are sites at which fuel products are delivered directly to the site by company-operated trucks or by contract carriers. Most of the company-operated sites include a convenience store under the Aplus® brand. The highest concentration of retail outlets are located in Pennsylvania, New York, Florida, New Jersey, and South Carolina.
Brands
We manage a strong proprietary fuel and convenience store brand through our retail portfolio of outlets, including Sunoco® and Aplus®.
Of the total retail outlets that are company-operated, 438 operate under the Sunoco® fuel brand as of December 31, 2015. The Sunoco® brand is positioned as a premium fuel brand. Brand improvements in recent years have focused on physical image, customer service and product offerings. In addition, Sunoco, Inc. believes its brands and high performance gasoline business have benefited from its sponsorship agreements with NASCAR®, INDYCAR® and the NHRA®. Under the sponsorship agreement with NASCAR®, which continues until 2022, Sunoco® is the Official Fuel of NASCAR® and APlus® is the Official Convenience Store of NASCAR®. Sunoco, Inc. has exclusive rights to use certain NASCAR® trademarks to advertise and promote Sunoco, Inc. products and is the exclusive fuel supplier for the three major NASCAR® racing series. The sponsorship agreements with INDYCAR® and NHRA® continue through 2018 and 2024, respectively.
In addition to operating premium proprietary brands, our subsidiaries operate as a significant distributor to multiple top-tier fuel brands, including Exxon®, Mobil®, Valero®, Shell® and Chevron®.
Convenience Store Operations
Our subsidiaries operate 384 convenience stores under our proprietary Aplus® convenience store brand as of December 31, 2015. These stores complement sales of fuel products with a broad mix of merchandise, food service, and other services.
The following table sets forth information concerning the company-operated convenience stores during 2015:

Number of stores at December 31, 2015	384
Merchandise sales (thousands of dollars/store/month)	$119
Merchandise margin (% sales)	26.5%
All Other
Liquefaction Project
LCL, an entity owned 60% by ETE and 40% by ETP, is in the process of developing the liquefaction project in conjunction with BG pursuant to a project development agreement entered into in September 2013. Pursuant to this agreement, each of LCL and BG are obligated to pay 50% of the development expenses for the liquefaction project, subject to reimbursement by the other party if such party withdraws from the project prior to both parties making an affirmative FID to become irrevocably obligated to fully develop the project, subject to certain exceptions. The liquefaction project is expected to consist of three LNG trains with a combined design nameplate outlet capacity of 16.2 metric tonnes per annum. Once completed, the liquefaction project will enable LCL to liquefy domestically produced natural gas and export it as LNG. By adding the new liquefaction facility and integrating with the existing LNG regasification/import facility, the enhanced facility will become a bi-directional facility capable of exporting and importing LNG. BG is the sole customer for the existing regasification facility and is obligated to pay reservation fees for 100% of the regasification capacity regardless of whether it actually utilizes such capacity pursuant to a regasification services agreement that terminates in 2030. The liquefaction project will be constructed on 440 acres of land, of which 80 acres are owned by Lake Charles LNG and the remaining acres are to be leased by LCL under a long-term lease from the Lake Charles Harbor and Terminal District.
The construction of the liquefaction project is subject to each of LCL and BG making an affirmative FID to proceed with the project, which decision is in the sole discretion of each party. In the event an affirmative FID is made by both parties, LCL and BG will enter into several agreements related to the project, including a liquefaction services agreement pursuant to which BG will pay LCL for liquefaction services on a tolling basis for a minimum 25-year term with evergreen extension options for 20 years. In addition, a subsidiary of BG, a highly experienced owner and operator of LNG facilities, would oversee construction of the liquefaction facility and, upon completion of construction, manage the operations of the liquefaction facility on behalf of LCL. Subject to receipt of regulatory approvals, we anticipate that each of LCL and BG will make an affirmative FID in 2016 and then commence construction of the liquefaction project in order to place the first and second LNG trains in service in 2021 and the third train in service in early 2022.

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
Prior to being authorized to export LNG, we must also receive wetlands permits from the U.S. Army Corps of Engineers (“USACE”) to perform wetlands mitigation work and to perform modification and dredging work for the temporary and permanent dock facilities at the Lake Charles LNG facilities. We expect to receive the wetlands permit from the USACE in the first quarter of 2016.
In December 2015, ETP announced that the Lake Charles LNG Project has received approval from the FERC to site, construct and operate a natural gas liquefaction and export facility in Lake Charles, Louisiana. On February 15, 2016, Royal Dutch Shell plc completed its acquisition of BG Group plc. Final investment decisions from Royal Dutch Shell plc and LCL are expected to be made in 2016, with construction to start immediately following an affirmative investment decision and first LNG export anticipated about four years later.
Contract Services Operations
We own and operate a fleet of equipment used to provide treating services, such as carbon dioxide and hydrogen sulfide removal, natural gas cooling, dehydration and BTU management. Our contract treating services are primarily located in Texas, Louisiana and Arkansas.
Natural Resources Operations
Our Natural Resources operations primarily involve the management and leasing of coal properties and the subsequent collection of royalties. We also earn revenues from other land management activities, such as selling standing timber, leasing fee-based coal-related infrastructure facilities to certain lessees and end-user industrial plants, collecting oil and gas royalties and from coal transportation, or wheelage fees. As of December 31, 2015, we owned or controlled approximately 821 million tons of proven and probable coal reserves in central and northern Appalachia, properties in eastern Kentucky, Tennessee, southwestern Virginia and southern West Virginia, and the Illinois Basin, properties in southern Illinois, Indiana, and western Kentucky and as the operator of end-user coal handling facilities. Since 2004, the Natural Resources segment held a 50% interest in a coal services company with Alpha Natural Resources. In December 2014, we acquired the remaining 50% membership interest. The company, now known as Materials Handling Solutions, LLC, owns and operates facilities for industrial customers on a fee basis. During 2014, our coal reserves located in the San Juan basin were depleted and our associated coal royalties revenues ceased.
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
The Partnership’s counterparties consist of a diverse portfolio of customers across the energy industry, including petrochemical companies, commercial and industrials, oil and gas producers, municipalities, gas and electric utilities, midstream companies and independent power generators. Our overall exposure may be affected positively or negatively by macroeconomic or regulatory changes that impact our counterparties to one extent or another. Currently, management does not anticipate a material adverse effect in our financial position or results of operations as a consequence of counterparty non-performance.
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
During the year ended December 31, 2015, none of our customers individually accounted for more than 10% of our consolidated revenues.
Regulation of Interstate Natural Gas Pipelines.  The FERC has broad regulatory authority over the business and operations of interstate natural gas pipelines. Under the Natural Gas Act (“NGA”), the FERC generally regulates the transportation of natural gas in interstate commerce. For FERC regulatory purposes, “transportation” includes natural gas pipeline transmission (forwardhauls and backhauls), storage and other services. The Florida Gas Transmission, Transwestern, Panhandle Eastern, Trunkline Gas, Tiger, Fayetteville Express, Sea Robin, Gulf States and Midcontinent Express pipelines transport natural gas in interstate commerce and thus each qualifies as a “natural-gas company” under the NGA subject to the FERC’s regulatory jurisdiction. We also hold certain storage facilities that are subject to the FERC’s regulatory oversight.
The FERC’s NGA authority includes the power to:

•	approve the siting, construction and operation of new facilities;

•	review and approve transportation rates;

•	determine the types of services our regulated assets are permitted to perform;

•	regulate the terms and conditions associated with these services;

•	permit the extension or abandonment of services and facilities;

•	require the maintenance of accounts and records; and

•	authorize the acquisition and disposition of facilities.
Under the NGA, interstate natural gas companies must charge rates that are just and reasonable. In addition, the NGA prohibits natural gas companies from unduly preferring or unreasonably discriminating against any person with respect to pipeline rates or terms and conditions of service.
The maximum rates to be charged by NGA-jurisdictional natural gas companies and their terms and conditions for service are required to be on file with the FERC. Most natural gas companies are authorized to offer discounts from their FERC-approved maximum just and reasonable rates when competition warrants such discounts. Natural gas companies are also generally permitted to offer negotiated rates different from rates established in their tariff if, among other requirements, such companies’ tariffs offer a cost-based recourse rate to a prospective shipper as an alternative to the negotiated rate. Natural gas companies must make offers of rate discounts and negotiated rates on a basis that is not unduly discriminatory. Existing tariff rates may be challenged by complaint or on the FERC’s own motion, and if found unjust and unreasonable, may be altered on a prospective basis from no earlier than the date of the complaint or initiation of a proceeding by the FERC. The FERC must also approve all rate changes. We cannot guarantee that the FERC will allow us to charge rates that fully recover our costs or continue to pursue its approach of pro-competitive policies.
In 2011, in lieu of filing a new NGA Section 4 general rate case, Transwestern filed a proposed settlement with the FERC, which was approved by the FERC on October 31, 2011. In general, the settlement provides for the continued use of Transwestern’s currently effective transportation and fuel tariff rates, with the exception of certain San Juan Lateral fuel rates, which we were required to reduce over a three year period beginning in April 2012. On October 1, 2014, Transwestern filed a general NGA Section 4 rate case pursuant to a 2011 settlement agreement with its shippers. On December 2, 2014, the FERC issued an order accepting and suspending the rates to be effective April 1, 2015, subject to refund, and setting a procedural schedule with a hearing scheduled in August 2015. Transwestern reached a settlement with its customers, and filed a settlement on June 22, 2015. The settlement also resolved certain non-rate matters, and approved Transwestern’s use of certain previously approved accounting methodologies.  The FERC approved the settlement by order dated October 15, 2015.
On October 31, 2014, FGT filed a general NGA Section 4 rate case pursuant to a 2010 settlement agreement with its shippers. On November 28, 2014, the FERC issued an order accepting and suspending the rates to be effective May 1, 2015, subject to refund, and setting a procedural schedule with a hearing scheduled in late 2015. FGT reached a settlement with its customers, and filed a settlement on September 11, 2015.  The FERC approved the settlement by order dated December 4, 2015.
On December 2, 2013, Sea Robin filed a general NGA Section 4 rate case at the FERC as required by a previous rate case settlement. In the filing, Sea Robin sought to increase its authorized rates to recover costs related to asset retirement obligations, depreciation, and return and taxes. Filed rates were put into effect June 1, 2014 and estimated settlement rates were put into effect September 1, 2014, subject to refund. A settlement was reached with the shippers and a stipulation and agreement was filed with the FERC on July 23, 2014. The settlement was certified to the FERC by the administrative law judge on October 7, 2014 and the settlement, as modified on January 16, 2015, was approved by the FERC on June 26, 2015. In September 2015, related to the final settlement, Sea Robin made refunds to customers totaling $11 million, including interest.
The rates charged for services on the Fayetteville Express pipeline are largely governed by long-term negotiated rate agreements. The FERC also approved cost-based recourse rates available to prospective shippers as an alternative to negotiated rates.
The rates charged for services on the Tiger pipeline are largely governed by long-term negotiated rate agreements.
Pursuant to the FERC’s rules promulgated under the Energy Policy Act of 2005, it is unlawful for any entity, directly or indirectly, in connection with the purchase or sale of electric energy or natural gas or the purchase or sale of transmission or transportation services subject to FERC jurisdiction: (i) to defraud using any device, scheme or artifice; (ii) to make any untrue statement of material fact or omit a material fact; or (iii) to engage in any act, practice or course of business that operates or would operate as a fraud or deceit. The Commodity Futures Trading Commission (“CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act (“CEA”). With regard to our physical purchases and sales of natural gas, NGLs or other energy commodities; our gathering or transportation of these energy commodities; and any related hedging activities that we undertake, we are required to observe these anti-market manipulation laws and related regulations enforced by the FERC and/or the CFTC. These agencies hold substantial enforcement authority, including the ability to assess or seek civil penalties of up to $1 million per day per violation, to order disgorgement of profits and to recommend criminal penalties. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third party damage claims by, among others, sellers, royalty owners and taxing authorities.
Failure to comply with the NGA, the Energy Policy Act of 2005, the CEA and the other federal laws and regulations governing our operations and business activities can result in the imposition of administrative, civil and criminal remedies.
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
Our NGL pipelines and operations may also be or become subject to state public utility or related jurisdiction which could impose additional safety and operational regulations relating to the design, siting, installation, testing, construction, operation, replacement and management of NGL gathering facilities. In addition, the rates, terms and conditions for shipments of NGLs on our pipelines are subject to regulation by FERC under the Interstate Commerce Act (“ICA”) and the Energy Policy Act of 1992 (the “EPAct of 1992”) if the NGLs are transported in interstate or foreign commerce whether by our pipelines or other means of transportation. Since we do not control the entire transportation path of all NGLs shipped on our pipelines, FERC regulation could be triggered by our customers’ transportation decisions.
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
Regulation of Interstate Crude Oil and Products Pipelines. Interstate common carrier pipeline operations are subject to rate regulation by the FERC under the ICA, the EPAct of 1992, and related rules and orders. The ICA requires that tariff rates for petroleum pipelines be “just and reasonable” and not unduly discriminatory and that such rates and terms and conditions of service be filed with the FERC. This statute also permits interested persons to challenge proposed new or changed rates. The FERC is authorized to suspend the effectiveness of such rates for up to seven months, though rates are typically not suspended for the maximum allowable period. If the FERC finds that the new or changed rate is unlawful, it may require the carrier to pay refunds for the period that the rate was in effect. The FERC also may investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to two years prior to the filing of a complaint.
The FERC generally has not investigated interstate rates on its own initiative when those rates, like those we charge, have not been the subject of a protest or a complaint by a shipper. However, the FERC could investigate our rates at the urging of a third party if the third party is either a current shipper or has a substantial economic interest in the tariff rate level. Although no assurance can be given that the tariffs charged by us ultimately will be upheld if challenged, management believes that the tariffs now in effect for our pipelines are within the maximum rates allowed under current FERC policies and precedents.
For many locations served by our product and crude pipelines, we are able to establish negotiated rates. Otherwise, we are permitted to charge cost-based rates, or in many cases, grandfathered rates based on historical charges or settlements with our customers.
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
Regulation of Pipeline Safety.  Our pipeline operations are subject to regulation by the DOT, through the PHMSA, pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”), with respect to natural gas and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”), with respect to crude oil, NGLs and condensates. Both the NGPSA and the HLPSA were amended by the Pipeline Safety Improvement Act of 2002 (“PSI Act”) and the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006 (“PIPES Act”). The NGPSA and HLPSA, as amended, govern the design, installation, testing, construction, operation, replacement and management of natural gas as well as crude oil, NGL and condensate pipeline facilities. Pursuant to these acts, PHMSA has promulgated regulations governing pipeline wall thickness, design pressures, maximum operating pressures, pipeline patrols and leak surveys, minimum depth requirements, and emergency procedures, as well as other matters intended to ensure adequate protection for the public and to prevent accidents and failures. Additionally, PHMSA has established a series of rules requiring pipeline operators to develop and implement integrity management programs for certain gas and hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect high consequence areas (“HCAs”), which are areas where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources and unusually sensitive ecological areas. Failure to comply with the pipeline safety laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory, remedial or corrective action obligations, or the issuance of injunctions limiting or prohibiting some or all of our operations in the affected area.
The NGPSA and HLPSA were most recently amended in 2012 when President Obama signed into law the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”), which re-authorized the federal pipeline safety programs of PHMSA through 2015 and increased pipeline safety regulation. Among other things, the legislation doubled the maximum administrative fines for safety violations from $100,000 to $200,000 for a single violation and from $1 million to $2 million for a related series of violations, but provided that these maximum penalty caps do not apply to certain civil enforcement actions; permitted the DOT Secretary to mandate automatic or remote controlled shut off valves on new or entirely replaced pipelines; required the DOT Secretary to evaluate whether integrity management system requirements should be expanded beyond HCAs; and provided for regulation of carbon dioxide transported by pipeline in a gaseous state and required the DOT Secretary to prescribe minimum safety regulations for such transportation. New pipeline safety legislation that would reauthorize the federal pipeline safety programs of PHMSA through 2019 has been introduced and is expected to be considered by Congress in 2016. One bill entitled “Securing America’s Future Energy: Protecting Infrastructure of Pipelines and Enhancing Safety” (or “SAFE PIPES”) has already been approved by the Senate Committee on Commerce, Science, and Transportation and is now subject to consideration by the U.S. Senate. Passage of any new legislation reauthorizing the PHMSA pipeline safety programs is expected to require, among other things, pursuit of some or all of those legal mandates included in the 2011 Pipeline Safety Act but not acted upon by the DOT Secretary or PHMSA.
In addition, states have adopted regulations, similar to existing PHMSA regulations, for intrastate gathering and transmission lines. The states in which we conduct operations typically have developed regulatory programs that parallel the federal regulatory scheme and are applicable to intrastate pipelines transporting natural gas and NGLs. Under such state regulatory programs, states have the authority to conduct pipeline inspections, to investigate accidents and to oversee compliance and enforcement, safety programs and record maintenance and reporting. Congress, PHMSA and individual states may pass or implement additional safety requirements that could result in increased compliance costs for us and other companies in our industry. For example, federal construction, maintenance and inspection standards under the NGPSA that apply to pipelines in relatively populated areas may not apply to gathering lines running through rural regions. This “rural gathering exemption” under the NGPSA presently exempts substantial portions of our gathering facilities located outside of cities, towns or any area designated as residential or commercial from jurisdiction under the NGPSA, but does not apply to our intrastate natural gas pipelines. In recent years, the PHMSA has considered changes to this rural gathering exemption, including publishing an advance notice of proposed rulemaking relating to gas pipelines in 2011, in which the agency sought public comment on possible changes to the definition of “high consequence areas” and “gathering lines” and the strengthening of pipeline integrity management requirements. More recently, in October 2015, PHMSA issued a notice of proposed rulemaking relating to hazardous liquid pipelines that, among other things, proposes to extend its integrity management requirements to previously exempt pipelines, and to impose additional obligations on pipeline operators that are already subject to the integrity management requirements. Specifically, PHMSA proposes to extend reporting requirements to all gravity and gathering lines, require periodic inline integrity assessments of pipelines that are located outside of HCAs, and require the use of leak detection systems on pipelines in all locations, including outside of HCAs. The changes proposed by PHMSA in each of these proposals continue to remain under consideration by the agency. Historically our pipeline safety costs have not had a material adverse effect on our business or results of operations but there is no assurance that such costs will not be material in the future, whether due to elimination of the rural gathering exemption or otherwise due to changes in pipeline safety laws and regulations.
In another example of how future legal requirements could result in increased compliance costs, notwithstanding the applicability of the OSHA’s Process Safety Management (“PSM”) regulations and the EPA’s Risk Management Planning (“RMP”) requirements at regulated facilities, PHMSA and one or more state regulators, including the Texas Railroad Commission, have in recent years, expanded the scope of their regulatory inspections to include certain in-plant equipment and pipelines found within NGL fractionation facilities and associated storage facilities, in order to assess compliance of such equipment and pipelines with hazardous liquid pipeline safety requirements. To the extent that these actions are pursued by PHMSA, midstream operators of NGL fractionation facilities and associated storage facilities subject to such inspection may be required to make operational changes or modifications at their facilities to meet standards beyond current PSM and RMP requirements, which changes or modifications may result in additional capital costs, possible operational delays and increased costs of operation that, in some instances, may be significant.
Environmental Matters
General. Our operation of processing plants, pipelines and associated facilities, including compression, in connection with the gathering, processing, storage and transmission of natural gas and the storage and transportation of NGLs, crude oil and products is subject to stringent federal, tribal, state and local laws and regulations, including those governing, among other things, air emissions, wastewater discharges, the use, management and disposal of hazardous and nonhazardous materials and wastes, and the cleanup of contamination. Noncompliance with such laws and regulations, or incidents resulting in environmental releases, could cause us to incur substantial costs, penalties, fines and criminal sanctions, third party claims for personal injury or property damage, capital expenditures to retrofit or upgrade our facilities and programs, or curtailment or cancellation of operations. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of doing business, including our cost of planning, constructing and operating our plants, pipelines and other facilities. As a result of these laws and regulation, our construction and operation costs include capital, operating and maintenance cost items necessary to maintain or upgrade our equipment and facilities.
We have implemented procedures designed to ensure that governmental environmental approvals for both existing operations and those under construction are updated as circumstances require. Historically, our environmental compliance costs have not had a material adverse effect on our business, results of operations or financial condition; however, there can be no assurance that such costs will not be material in the future. For example, we cannot be certain, however, that identification of presently unidentified conditions, more rigorous enforcement by regulatory agencies, enactment of more stringent environmental laws and regulations or unanticipated events will not arise in the future and give rise to environmental liabilities that could have a material adverse effect on our business, financial condition or results of operations.
Hazardous Substances and Waste Materials. To a large extent, the environmental laws and regulations affecting our operations relate to the release of hazardous substances and waste materials into soils, groundwater and surface water and include measures to prevent, minimize or remediate contamination of the environment. These laws and regulations generally regulate the generation, storage, treatment, transportation and disposal of hazardous substances and waste materials and may require investigatory and remedial actions at sites where such material has been released or disposed. For example, the Comprehensive Environmental Response, Compensation and Liability Act, as amended, (“CERCLA”), also known as the “Superfund” law, and comparable state laws, impose liability without regard to fault or the legality of the original conduct on certain classes of persons that contributed to a release of a “hazardous substance” into the environment. These persons include the owner and operator of the site where a release occurred and companies that disposed or arranged for the disposal of the hazardous substance that has been released into the environment. Under CERCLA, these persons may be subject to strict, joint and several liability, without regard to fault, for, among other things, the costs of investigating and remediating the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. CERCLA and comparable state law also authorize the federal EPA, its state counterparts, and, in some instances, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Although “petroleum” as well as natural gas and NGLs are excluded from CERCLA’s definition of a “hazardous substance,” in the course of our ordinary operations we generate wastes that may fall within that definition or that may be subject to other waste disposal laws and regulations. We may be responsible under CERCLA or state laws for all or part of the costs required to clean up sites at which such substances or wastes have been disposed.
We also generate both hazardous and nonhazardous wastes that are subject to requirements of the federal Resource Conservation and Recovery Act, as amended, (“RCRA”), and comparable state statutes. We are not currently required to comply with a substantial portion of the RCRA hazardous waste requirements at many of our facilities because the minimal quantities of hazardous wastes generated there make us subject to less stringent non-hazardous management standards. From time to time, the EPA has considered on third parties have petitioned the agency on the adoption of stricter handling, storage and disposal standards for nonhazardous wastes, including certain wastes associated with the exploration, development and production of crude oil and natural gas. For example, in August 2015, several non-governmental organizations filed notice of intent to sue the EPA under RCRA for, among other things, the agency’s alleged failure to reconsider whether such RCRA exclusion for oilfield exploration, development and production wastes should continue to apply. It is possible that some wastes generated by us that are currently classified as nonhazardous may in the future be designated as “hazardous wastes,” resulting in the wastes being subject to more rigorous and costly disposal requirements, or that the full complement of RCRA standards could be applied to facilities that generate lesser amounts of hazardous waste. Changes such as these examples in applicable regulations may result in a material increase in our capital expenditures or plant operating and maintenance expense.
We currently own or lease sites that have been used over the years by prior owners and lessees and by us for various activities related to gathering, processing, storage and transmission of natural gas, NGLs, crude oil and products. Waste disposal practices within the oil and gas industry have improved over the years with the passage and implementation of various environmental laws and regulations. Nevertheless, some hydrocarbons and wastes have been disposed of or otherwise released on or under various sites during the operating history of those facilities that are now owned or leased by us. Notwithstanding the possibility that these releases may have occurred during the ownership or operation of these assets by others, these sites may be subject to CERCLA, RCRA and comparable state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or contamination (including soil and groundwater contamination) or to prevent the migration of contamination.

As of December 31, 2015 and 2014, accruals of $367 million and $401 million, respectively, were recorded in our consolidated balance sheets as accrued and other current liabilities and other non-current liabilities to cover estimated material environmental liabilities including, for example, certain matters assumed in connection with our acquisition of the HPL System, our acquisition of Transwestern, potential environmental liabilities for three sites that were formerly owned by Titan Energy Partners, L.P. or its predecessors, and the predecessor owner’s share of certain environmental liabilities of ETC OLP.
The Partnership is subject to extensive and frequently changing federal, tribal, state and local laws and regulations, including those relating to the discharge of materials into the environment or that otherwise relate to the protection of the environment, waste management and the characteristics and composition of fuels. These laws and regulations require environmental assessment and remediation efforts at many of Sunoco, Inc.’s facilities and at formerly owned or third-party sites. Accruals for these environmental remediation activities amounted to $344 million and $363 million at December 31, 2015 and 2014, respectively, which is included in the total accruals above. These legacy sites that are subject to environmental assessments include formerly owned terminals and other logistics assets, retail sites that are no longer operated by Sunoco, Inc., closed and/or sold refineries and other formerly owned sites. In December 2013, a wholly-owned captive insurance company was established for these legacy sites that are no longer operating. The premiums paid to the captive insurance company include estimates for environmental claims that have been incurred but not reported, based on an actuarially determined fully developed claims expense estimate. In such cases, we accrue losses attributable to unasserted claims based on the discounted estimates that are used to develop the premiums paid to the captive insurance company. As of December 31, 2015 the captive insurance company held $238 million of cash and investments.
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
Under various environmental laws, including the RCRA, the Partnership has initiated corrective remedial action at certain of its facilities, formerly owned facilities and at certain third-party sites. At the Partnership’s major manufacturing facilities, we have typically assumed continued industrial use and a containment/remediation strategy focused on eliminating unacceptable risks to human health or the environment. The remediation accruals for these sites reflect that strategy. Accruals include amounts designed to prevent or mitigate off-site migration and to contain the impact on the facility property, as well as to address known, discrete areas requiring remediation within the plants. Remedial activities include, for example, closure of RCRA waste management units, recovery of hydrocarbons, handling of impacted soil, mitigation of surface water impacts and prevention or mitigation of off-site migration. A change in this approach as a result of changing the intended use of a property or a sale to a third party could result in a comparatively higher cost remediation strategy in the future.
The Partnership currently owns or operates certain retail gasoline outlets where releases of petroleum products have occurred. Federal and state laws and regulations require that contamination caused by such certain of releases at these sites and at formerly owned sites be assessed and remediated to meet the applicable standards. Our obligation to remediate this type of contamination varies, depending on the extent of the release and the applicable laws and regulations. If the Partnership is eligible to participate, a portion of the remediation costs may be recoverable from the reimbursement fund of the applicable state, after any deductible has been met.
In general, a remediation site or issue is typically evaluated on an individual basis based upon information available for the site or issue and no pooling or statistical analysis is used to evaluate an aggregate risk for a group of similar items (for example, service station sites) in determining the amount of probable loss accrual to be recorded. The estimates of environmental remediation costs also frequently involve evaluation of a range of estimates. In many cases, it is difficult to determine that one point in the range of loss estimates is more likely than any other. In these situations, existing accounting guidance allows us the minimum amount of the range to accrue. Accordingly, the low end of the range often represents the amount of loss which has been recorded.
In addition to the probable and estimable losses which have been recorded, management believes it is reasonably possible (that is, it is less than probable but greater than remote) that additional environmental remediation losses will be incurred. At December 31, 2015, the aggregate of such additional estimated maximum reasonably possible losses, which relate to numerous individual sites, totaled approximately $5 million, which amount is in excess of the $367 million in environmental accruals recorded on December 31, 2015. This estimate of reasonably possible losses comprises estimates for remediation activities at current logistics and retail assets, and in many cases, reflects the upper end of the loss ranges which are described above. Such estimates include potentially higher contractor costs for expected remediation activities, the potential need to use more costly or comprehensive remediation methods and longer operating and monitoring periods, among other things.

In summary, total future costs for environmental remediation activities will depend upon, among other things, the identification of any additional sites, the determination of the extent of the contamination at each site, the timing and nature of required remedial actions, the nature of operations at each site, the technology available and needed to meet the various existing legal requirements, the nature and terms of cost-sharing arrangements with other potentially responsible parties, the availability of insurance coverage, the nature and extent of future environmental laws and regulations, inflation rates, terms of consent agreements or remediation permits with regulatory agencies and the determination of the Partnership’s liability at the sites, if any, in light of the number, participation level and financial viability of the other parties. The recognition of additional losses, if and when they were to occur, would likely extend over many years, but management can provide no assurance that it would be over many years. If changes in environmental laws or regulations occur or the assumptions used to estimate losses at multiple sites are adjusted, such changes could materially and adversely impact multiple facilities, formerly owned facilities and third-party sites at the same time.  As a result, from time to time, significant charges against income for environmental remediation may occur. And while management does not believe that any such charges would have a material adverse impact on the Partnership’s consolidated financial position, it can provide no assurance.
Transwestern conducts soil and groundwater remediation at a number of its facilities. Some of the cleanup activities include remediation of several compressor sites on the Transwestern system for contamination by PCBs, and the costs of this work are not eligible for recovery in rates. The total accrued future estimated cost of remediation activities expected to continue through 2025 is $7 million, which is included in the total environmental accruals mentioned above. Transwestern received FERC approval for rate recovery of projected soil and groundwater remediation costs not related to PCBs effective April 1, 2007. Transwestern, as part of ongoing arrangements with customers, continues to incur costs associated with containing and removing potential PCB contamination. Future costs cannot be reasonably estimated because remediation activities are undertaken as potential claims are made by customers and former customers. Such future costs are not expected to have a material impact on our financial position, results of operations or cash flows, but management can provide no assurance.
Air Emissions. Our operations are subject to the federal Clean Air Act, as amended, and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, including our processing plants, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities, such as our processing plants and compression facilities, expected to produce air emissions or to result in the increase of existing air emissions, that we obtain and strictly comply with air permits containing various emissions and operational limitations, or that we utilize specific emission control technologies to limit emissions. We will incur capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. In addition, our processing plants, pipelines and compression facilities are subject to increasingly stringent regulations, including regulations that require the installation of control technology or the implementation of work practices to control hazardous air pollutants. Moreover, the Clean Air Act requires an operating permit for major sources of emissions and this requirement applies to some of our facilities. Historically, our costs for compliance with existing Clean Air Act and comparable state law requirements have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future. The EPA and state agencies are often considering, proposing or finalizing new regulations that could impact our existing operations and the costs and timing of new infrastructure development. For example, in October 2015, the EPA published a final rule under the Clean Air Act, lowering the National Ambient Air Quality Standard (“NAAQS”) for ground-level ozone to 70 parts per billion for the 8-hour primary and secondary ozone standards. The EPA anticipates designating new non-attainment areas by October 1, 2017, and requiring states to revise implementation plans by October 1, 2020, with compliance dates anticipated between 2021 and 2037 determined by the degree of non-attainment.  Compliance with this or other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines, and significantly increase our capital expenditures and operating costs, which could adversely impact our business.
Clean Water Act. The Federal Water Pollution Control Act of 1972, as amended, also known as Clean Water Act and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including hydrocarbon-bearing wastes, into state waters and waters of the United States. Pursuant to the Clean Water Act and similar state laws, a National Pollutant Discharge Elimination System, or state permit, or both, must be obtained to discharge pollutants into federal and state waters. In addition, the Clean Water Act and comparable state laws require that individual permits or coverage under general permits be obtained by subject facilities for discharges of storm water runoff. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. In May 2015, the EPA issued a final rule that attempts to clarify the federal jurisdictional reach over waters of the United States but this rule has been stayed nationwide by the U.S. Sixth Circuit Court of Appeals as that appellate court and numerous district courts ponder lawsuits opposing implementation of the rule. To the extent the rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.
Spills. Our operations can result in the discharge of regulated substances, including NGLs, crude oil or other products. The Clean Water Act, as amended by the federal Oil Pollution Act of 1990, as amended, (“OPA”), and comparable state laws impose restrictions and strict controls regarding the discharge of regulated substances into state waters or waters of the United States. The Clean Water Act and comparable state laws can impose substantial administrative, civil and criminal penalties for non-compliance including spills and other non-authorized discharges. The OPA subjects owners of covered facilities to strict joint and potentially unlimited liability for removal costs and other consequences of a release of oil, where the release is into navigable waters, along shorelines or in the exclusive economic zone of the United States. Spill prevention control and countermeasure requirements of the Clean Water Act and some state laws require that containment dikes and similar structures be installed to help prevent the impact on navigable waters in the event of a release. The PHMSA, the EPA, or various state regulatory agencies, has approved our oil spill emergency response plans that one to be used in the event of a spill incident.
In addition, some states maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. Our management believes that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on our results of operations, financial position or expected cash flows.
Endangered Species Act. The Endangered Species Act, as amended, restricts activities that may affect endangered or threatened species or their habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. We may operate in areas that are currently designated as a habitat for endangered or threatened species or where the discovery of previously unidentified endangered species, or the designation of additional species as endangered or threatened may occur in which event such one or more developments could cause us to incur additional costs, to develop habitat conservation plans, to become subject to expansion or operating restrictions, or bans in the affected areas. Moreover, such designation of previously unprotected species as threatened or endangered in areas where our oil and natural gas exploration and production customers operate could cause our customers to incur increased costs arising from species protection measures and could result in delays or limitations in our customers’ performance of operations, which could reduce demand for our services.
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
In addition, the EPA adopted regulations requiring the annual reporting of greenhouse gas emissions from certain petroleum and natural gas sources in the United States, including onshore oil and natural gas production, processing, transmission, storage and distribution facilities. On October 22, 2015, the EPA published a final rule that expands the petroleum and natural gas system sources for which annual greenhouse gas emissions reporting is currently required to include greenhouse gas emissions reporting beginning in the 2016 reporting year for certain onshore gathering and boosting systems consisting primarily of gathering pipelines, compressors and process equipment used to perform natural gas compression, dehydration and acid gas removal. We are monitoring greenhouse gas emissions from certain of our facilities pursuant to applicable greenhouse emissions reporting requirements, and management does not believe that the costs of these monitoring and reporting requirements will have a material adverse effect on our results of operations.
Various pieces of legislation to reduce emissions of, or to create cap and trade programs for, greenhouse gases have been proposed by the U.S. Congress over the past several years, but no proposal has yet passed. Numerous states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. The passage of legislation that limits emissions of greenhouse gases from our equipment and operations could require us to incur costs to reduce the greenhouse gas emissions from our own operations, and it could also adversely affect demand for our transportation, storage and processing services by reducing demand for oil, natural gas and NGLs. For example, in August 2015, the EPA announced proposed rules, expected to be finalized in 2016, that would establish new controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including oil and natural gas production and natural gas processing and transmission facilities as part of an overall effort to reduce methane emissions by up to 45 percent from 2012 levels in 2025. On an international level, the United States is one of almost 200 nations that agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets. Although it is not possible at this time to predict how new methane restrictions would impact our business or how or when the United State might impose restrictions on greenhouse gases as a result of the international agreement agreed to in Paris, any new legal requirements that impose more stringent requirements on the emission of greenhouse gases from our operations could result in increased compliance costs or additional operating restrictions, which could have an adverse effect on our business, financial condition and results of operations. Moreover, such new legislation or regulatory programs could also increase the cost to our oil and natural gas exploration and production customers and thereby reduce demand for oil and natural gas, which could reduce the demand for our services to our customers.
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
Employee Health and Safety. We are subject to the requirements of the federal OSHA and comparable state laws that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our past costs for OSHA required activities, including general industry standards, recordkeeping requirements, and monitoring of occupational exposure to regulated substances, have not had a material adverse effect on our results of operations but there is no assurance that such costs will not be material in the future.
Employees
As of January 29, 2016, we employed 9,466 persons, 1,731 of which are represented by labor unions. We believe that our relations with our employees are satisfactory.
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
The amount of cash we can distribute to holders of our Common Units or other partnership securities depends upon the amount of cash we generate from our operations. The amount of cash we generate from our operations will fluctuate from quarter to quarter and will depend upon, among other things:

•	the amount of natural gas, crude oil and products transported in our pipelines and gathering systems;

•	the level of throughput in our processing and treating operations;

•	the fees we charge and the margins we realize for our services;

•	the price of natural gas, NGLs, crude oil and products;

•	the relationship between natural gas, NGL and crude oil prices;

•	the amount of cash distributions we receive with respect to the Sunoco LP and Sunoco Logistics common units that we or our subsidiaries own;

•	the weather in our operating areas;

•	the level of competition from other midstream, transportation and storage and retail marketing companies and other energy providers;

•	the level of our operating costs;

•	prevailing economic conditions; and

•	the level and results of our derivative activities.
In addition, the actual amount of cash we will have available for distribution will also depend on other factors, such as:

•	the level of capital expenditures we make;

•	the level of costs related to litigation and regulatory compliance matters;

•	the cost of acquisitions, if any;

•	the levels of any margin calls that result from changes in commodity prices;

•	our debt service requirements;

•	fluctuations in our working capital needs;

•	our ability to borrow under our revolving credit facility;

•	our ability to access capital markets;

•	restrictions on distributions contained in our debt agreements; and

•	the amount of cash reserves established by our General Partner in its discretion for the proper conduct of our business.
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
Sunoco Logistics’ and Sunoco LP’s partnership agreements allow the issuance of an unlimited number of additional limited partner interests. The issuance of additional common units or other equity securities by Sunoco Logistics or Sunoco LP will have the following effects:

•	Unitholders’ current proportionate ownership interest in Sunoco Logistics will decrease;

•	the amount of cash available for distribution on each common unit or partnership security may decrease;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding common unit may be diminished; and

•	the market price of Sunoco Logistics’ common units may decline.
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
As of December 31, 2015, ETE owned 2.6 million ETP Common Units. If ETE were to sell and/or distribute its Common Units to the holders of its equity interests in the future, those holders may dispose of some or all of these units. The sale or disposition of a substantial portion of these units in the public markets could reduce the market price of our outstanding Common Units.
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
As of December 31, 2015, we had approximately $28.68 billion of consolidated debt, excluding the debt of our joint ventures. Our level of indebtedness affects our operations in several ways, including, among other things:

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
A significant increase in our indebtedness that is proportionately greater than our issuance of equity could negatively impact our and our subsidiaries’ credit ratings or our ability to remain in compliance with the financial covenants under our revolving credit agreement, which could have a material adverse effect on our financial condition, results of operations and cash flows.

Increases in interest rates could adversely affect our business, results of operations, cash flows and financial condition.
In addition to our exposure to commodity prices, we have exposure to changes in interest rates. Approximately $3.59 billion of our consolidated debt as of December 31, 2015 bears interest at variable interest rates and the remainder bears interest at fixed rates. To the extent that we have debt with floating interest rates, our results of operations, cash flows and financial condition could be materially adversely affected by increases in interest rates. We manage a portion of our interest rate exposures by utilizing interest rate swaps.
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
Furthermore, if the Unitholders are dissatisfied with the performance of our General Partner, they may be unable to remove our General Partner. The General Partner generally may not be removed except upon the vote of the holders of 66 2/3% of the outstanding units voting together as a single class, including units owned by the General Partner and its affiliates. As of December 31, 2015, ETE and its affiliates held approximately 0.5% of our outstanding Common Units and our officers and directors held less than 1% of our outstanding Common Units.
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
If at any time less than 20% of the outstanding units of any class are held by persons other than the General Partner and its affiliates, the General Partner will have the right to acquire all, but not less than all, of those units at a price no less than their then-current market price. As a consequence, a Unitholder may be required to sell their Common Units at an undesirable time or price. The General Partner may assign this purchase right to any of its affiliates or to us.
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
A downgrade of our credit ratings could impact our and our subsidiaries’ liquidity, access to capital and costs of doing business, and maintaining credit ratings is under the control of independent third parties.
A downgrade of our credit ratings might increase our and our subsidiaries’ cost of borrowing and could require us to post collateral with third parties, negatively impacting our available liquidity. Our and our subsidiaries’ ability to access capital markets could also be limited by a downgrade of our credit ratings and other disruptions. Such disruptions could include:

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
ETE indirectly owns our General Partner and as a result controls us. The directors and officers of our General Partner and its affiliates have fiduciary duties to manage our General Partner in a manner that is beneficial to ETE, the sole owner of our General Partner. At the same time, our General Partner has contractually-limited fiduciary duties to our Unitholders. Therefore, our General Partner’s duties to us may conflict with the duties of its officers and directors to ETE as its sole owner. As a result of these conflicts of interest, our General Partner may favor its own interest or those of ETE or their owners or affiliates over the interest of our Unitholders.
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

•	Our General Partner is allowed to take into account the interests of parties in addition to us, including ETE, in resolving conflicts of interest, thereby limiting its fiduciary duties to us.

•	Our General Partner’s affiliates, including ETE, are not prohibited from engaging in other businesses or activities, including those in direct competition with us.

•
Our General Partner determines the amount and timing of our asset purchases and sales, capital expenditures, borrowings, repayments of debt, issuances of equity and debt securities and cash reserves, each of which can affect the amount of cash that is distributed to Unitholders and to ETE.

•
Neither our partnership agreement nor any other agreement requires ETE or its affiliates to pursue a business strategy that favors us. The directors and officers of the general partners of ETE have a fiduciary duty to make decisions in the best interest of their members, limited partners and Unitholders, which may be contrary to our best interests.

•	Some of the directors and officers of ETE who provide advice to us also may devote significant time to the businesses of ETE and will be compensated by them for their services.

•	Our General Partner determines which costs, including allocated overhead costs, are reimbursable by us.

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

We are exposed to the credit risk of our customers and derivative counterparties, and an increase in the nonpayment and nonperformance by our customers or derivative counterparties could reduce our ability to make distributions to our Unitholders.
The risks of nonpayment and nonperformance by our customers are a major concern in our business. Participants in the energy industry have been subjected to heightened scrutiny from the financial markets in light of past collapses and failures of other energy companies. We are subject to risks of loss resulting from nonpayment or nonperformance by our customers. The current commodity price volatility and the tightening of credit in the financial markets may make it more difficult for customers to obtain financing and, depending on the degree to which this occurs, there may be a material increase in the nonpayment and nonperformance by our customers. To the extent one or more of our customers is in financial distress or commences bankruptcy proceedings, contracts with these customers may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code. In addition, our risk management activities are subject to the risks that a counterparty may not perform its obligation under the applicable derivative instrument, the terms of the derivative instruments are imperfect, and our risk management policies and procedures are not properly followed. Any material nonpayment or nonperformance by our customers or our derivative counterparties could reduce our ability to make distributions to our Unitholders. Any substantial increase in the nonpayment and nonperformance by our customers could have a material effect on our results of operations and operating cash flows.
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
In addition, we do not own all of the land on which our retail service stations are located. We have rental agreements for approximately 32.6% of the company-operated retail service stations where we currently control the real estate and we have rental agreements for certain logistics facilities. As such, we are subject to the possibility of increased costs under rental agreements with landowners, primarily through rental increases and renewals of expired agreements. We are also subject to the risk that such agreements may not be renewed. Additionally, certain facilities and equipment (or parts thereof) used by us are leased from third parties for specific periods. Our inability to renew leases or otherwise maintain the right to utilize such facilities and equipment on acceptable terms, or the increased costs to maintain such rights, could have a material adverse effect on our financial condition, results of operations and cash flows.
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
As of December 31, 2015, our consolidated balance sheet reflected $5.43 billion of goodwill and $4.42 billion of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. Accounting principles generally accepted in the United States require us to test goodwill for impairment on an annual basis or when events or circumstances occur, indicating that goodwill might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ capital and balance sheet leverage as measured by debt to total capitalization.
During the fourth quarter of 2015, we performed goodwill impairment tests on our reporting units and recognized goodwill impairments of: (i) $99 million in the Transwestern reporting unit due primarily to the market declines in current and expected future commodity prices in the fourth quarter of 2015 and (ii) $106 million in the Lone Star Refinery Services reporting unit due primarily to changes in assumptions related to potential future revenues decrease as well as the market declines in current and expected future commodity prices.

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
During 2015, Kinder Morgan, Inc., EDF Inc., Natural Gas Exchange Inc., Calpine Energy Services, L.P., and XTO Energy Inc. collectively accounted for approximately 27.1% of our intrastate transportation and storage revenues.
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
Our joint ventures, FEP and Citrus, also depend on key customers for the transport of natural gas through their pipelines. FEP has 10- and 12-year agreements from a small number of major shippers for approximately 1.85 Bcf/d of firm transportation service on the 2.0 Bcf/d Fayetteville Express Pipeline, while Citrus has 10- and 14-year agreements with its top two customers which accounted for 60% of its 2015 revenue.
During 2015, Chesapeake Energy Marketing, Inc., Ameren Corporation, EnCana Marketing (USA), Inc., Exelon Generation Company, LLC and Petrohawk Energy Corporation collectively accounted for 32.1% of our interstate transportation and storage revenues.
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
Our interstate natural gas pipelines are subject to laws, regulations and policies governing the rates they are allowed to charge for their services, which may prevent us from fully recovering our costs.
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
The ability of interstate pipelines held in tax-pass-through entities, like us, to include an allowance for income taxes as a cost-of-service element in their regulated rates has been subject to extensive litigation before the FERC and the courts for a number of years. It is currently the FERC’s policy to permit pipelines to include in cost-of-service a tax allowance to reflect actual or potential income tax liability on their public utility income attributable to all partnership or limited liability company interests, to the extent that the ultimate owners have an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Under the FERC’s policy, we thus remain eligible to include an income tax allowance in the tariff rates we charge for interstate natural gas transportation. The effectiveness of the FERC’s policy and the application of that policy remain subject to future challenges, refinement or change by the FERC or the courts.
Our interstate natural gas pipelines are subject to laws, regulations and policies governing terms and conditions of service, which could adversely affect our business and results of operations.
In addition to rate oversight, the FERC’s regulatory authority extends to many other aspects of the business and operations of our interstate natural gas pipelines, including:

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
Compliance with these requirements can be costly and burdensome. In addition, we cannot guarantee that the FERC will authorize tariff changes and other activities we might propose and to do so in a timely manner and free from potentially burdensome conditions. Future changes to laws, regulations, policies and interpretations thereof may impair our access to capital markets or may impair the ability of our interstate pipelines to compete for business, may impair their ability to recover costs or may increase the cost and burden of operation.
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

Under the EPAct of 1992, certain interstate pipeline rates were deemed just and reasonable or “grandfathered.” Revenues are derived from such grandfathered rates on most of our FERC-regulated pipelines. A person challenging a grandfathered rate must, as a threshold matter, establish a substantial change since the date of enactment of the Energy Policy Act, in either the economic circumstances or the nature of the service that formed the basis for the rate. If the FERC were to find a substantial change in circumstances, then the existing rates could be subject to detailed review and there is a risk that some rates could be found to be in excess of levels justified by the pipeline’s costs. In such event, the FERC could order us to reduce pipeline rates prospectively and to pay refunds to shippers.
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
Intrastate transportation of NGLs is largely regulated by the state in which such transportation takes place. Lone Star’s NGL Pipeline transports NGLs within the state of Texas and is subject to regulation by the TRRC. This NGLs transportation system offers services pursuant to an intrastate transportation tariff on file with the TRRC. Lone Star’s NGL pipeline also commenced the interstate transportation of NGLs in 2013, which is subject to FERC’s jurisdiction under the Interstate Commerce Act and the Energy Policy Act of 1992. Both intrastate and interstate NGL transportation services must be provided in a manner that is just, reasonable, and non-discriminatory. The tariff rates established for interstate services were based on a negotiated agreement; however if FERC’s rate making methodologies were imposed, they may, among other things, delay the use of rates that reflect increased costs and subject us to potentially burdensome and expensive operational, reporting and other requirements. In addition, the rates, terms and conditions for shipments of crude oil, petroleum products and NGLs on our pipelines are subject to regulation by FERC if the NGLs are transported in interstate or foreign commerce whether by our pipelines or other means of transportation. Since we do not control the entire transportation path of all crude oil, petroleum products and NGLs on our pipelines, FERC regulation could be triggered by our customers’ transportation decisions. Any of the foregoing could adversely affect revenues and cash flow related to these assets.
We may incur significant costs and liabilities resulting from performance of pipeline integrity programs and related repairs.
Pursuant to authority under the NGPSA and HLPSA, as amended by the PSI Act, the PIPES Act and the 2011 Pipeline Safety Act, PHMSA has established a series of rules requiring pipeline operators to develop and implement integrity management programs for gas transmission and hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect “high consequence areas,” which are areas where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources, and unusually sensitive ecological areas. These regulations require operators of covered pipelines to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.
In addition, states have adopted regulations similar to existing PHMSA regulations for intrastate gathering and transmission lines. At this time, we cannot predict the ultimate cost of compliance with applicable pipeline integrity management regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We will continue our pipeline integrity testing programs to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines. Any changes to pipeline safety laws by Congress and regulations by PHMSA that result in more stringent or costly safety standards could have a significant adverse effect on us and similarly situated midstream operators. For instance, changes to regulations governing the safety of gas and hazardous liquid transmission pipelines and gathering lines are being considered by PHMSA, including, for example, revising the definitions of “high consequence areas” and “gathering lines,” and strengthening integrity management requirements as they apply to existing regulated operators and to currently exempt operators should certain exemptions be removed. Most recently, the PHMSA has considered changes to its rural gathering exemption, including publishing a notice of proposed rulemaking relating to hazardous liquid pipelines in October 2015, in which the agency is seeking public comment on, among other things, extending reporting requirements to all gravity and gathering lines, requiring periodic inline integrity assessments of pipelines that are located outside of high consequence areas, and requiring the use of leak detection systems on pipelines in all locations, including outside of high consequence areas.
Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject us to increased capital costs, operational delays and costs of operation.
The 2011 Pipeline Safety Act is the most recent federal legislation to amend the NGPSA and HLPSA pipeline safety laws, reauthorizing the federal pipeline safety programs of PHMSA through 2015 and requiring increased safety measures for gas and hazardous liquids pipelines. Among other things, the 2011 Pipeline Safety Act directs the Secretary of Transportation to promulgate regulations relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, material strength testing, and verification of the maximum allowable pressure of certain pipelines. The 2011 Pipeline Safety Act also increases the maximum penalty for violation of pipeline safety regulations from $100,000 to $200,000 per violation per day and from $1.0 million to $2.0 million for a related series of violations. Moreover, new pipeline safety legislation that would reauthorize the federal pipeline safety programs of PHMSA through 2019 is expected to be under consideration by Congress in 2016. One bill introduced in late 2015, the SAFE PIPES, has already been approved by the Senate Committee on Commerce, Science, and Transportation and is now subject to consideration by the U.S. Senate. The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act or any new pipeline safety legislation as well as any implementation of PHMSA rules thereunder could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could have a material adverse effect on our results of operations or financial position.
Our business involves the generation, handling and disposal of hazardous substances, hydrocarbons and wastes and may be adversely affected by environmental and worker health and safety laws and regulations.
Our operations are subject to stringent federal, tribal state, and local laws and regulations governing the discharge of materials into the environment, worker health and safety and protection of the environment. These laws and regulations may require the acquisition of permits for our operations, result in capital expenditures to manage, limit or prevent emissions, discharges or releases of various materials from our pipelines, plants and facilities, impose specific health and safety standards addressing worker protection, and impose substantial liabilities for pollution resulting from our operations. Several governmental authorities, such as the EPA and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them and frequently mandate difficult and costly remediation measures and other actions. Failure to comply with these laws, regulations and permits may result in the assessment of significant administrative, civil and criminal penalties, the imposition of investigatory remedial and corrective action obligations, and the issuance of injunctive relief. Certain environmental laws impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances, hydrocarbons or wastes have been disposed or released, even under circumstances where the substances, hydrocarbons or wastes have been released by a predecessor operator. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property and natural resource damage allegedly caused by noise, odor or the release of hazardous substances, hydrocarbons or wastes into the environment.
We may incur substantial environmental costs and liabilities because of the underlying risk inherent to our operations. Although we have established financial reserves for our estimated environmental remediation liabilities, additional contamination or conditions may be discovered, resulting in increased remediation costs, liabilities or natural resource damages that could substantially increase our costs for site remediation projects. Accordingly, we cannot assure you that our current reserves are adequate to cover all future liabilities, even for currently known contamination.
Changes in environmental laws and regulations occur frequently, and any such changes that result in more stringent and costly waste handling, emission standards, or storage, transport, disposal or remediation requirements could have a material adverse effect on our operations or financial position. For example, in October 2015, the EPA published a final rule under the Clean Air Act, lowering the NAAQS for ground-level ozone to 70 parts per billion for the 8-hour primary and secondary ozone standards. Compliance with this final rule or any other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines or new restrictions or prohibitions with respect to permits or projects, and significantly increase our capital expenditures and operating costs, which could adversely impact our business. Historically, we have previously able to satisfy the more stringent NOx emission reduction requirements that affect our compressor units in ozone non-attainment areas at reasonable cost, but there is no assurance that we will not incur material costs in the future to meet the new, more stringent ozone standard.
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
The EPA has determined that emissions of carbon dioxide, methane and other greenhouse gases present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the earth’s atmosphere and other climatic changes. Based on these findings, the EPA has adopted rules under the Clean Air Act that, among other things, establish PSD construction and Title V operating permit reviews for greenhouse gas emissions from certain large stationary sources that already are potential major sources of certain principal, or criteria, pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting greenhouse gases and meeting “best available control technology” standards for those greenhouse gas emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of greenhouse gas emissions from specified onshore and offshore production facilities and onshore processing, transmission and storage facilities in the United States, which includes certain of our operations. More recently, on October 22, 2015, the EPA published a final rule that expands the petroleum and natural gas system sources for which annual greenhouse gas emissions reporting is currently required to include greenhouse gas emissions reporting beginning in the 2016 reporting year for certain onshore gathering and boosting systems consisting primarily of gathering pipelines, compressors and process equipment used to perform natural gas compression, dehydration and acid gas removal. While Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases, there has not been significant activity in the form of adopted legislation. In the absence of such federal climate legislation, a number of state and regional efforts have emerged that are aimed at tracking and/or reducing greenhouse gas emissions by means of cap and trade programs. The adoption of any legislation or regulations that requires reporting of greenhouse gases or otherwise restricts emissions of greenhouse gases from our equipment and operations could require us to incur significant added costs to reduce emissions of greenhouse gases or could adversely affect demand for the natural gas and NGLs we gather and process or fractionate. For example, in August 2015, the EPA announced proposed rules, expected to be finalized in 2016, that would establish new controls for methane emissions from certain new, modified or reconstructed equipment and processes in the oil and natural gas source category, including oil and natural gas production and natural gas processing and transmission facilities as part of an overall effort to reduce methane emissions by up to 45 percent from 2012 levels in 2025. On an international level, the United States is one of almost 200 nations that agreed in December 2015 to an international climate change agreement in Paris, France that calls for countries to set their own GHG emissions targets and be transparent about the measures each country will use to achieve its GHG emissions targets
The adoption of the Dodd-Frank Act could have an adverse effect on our ability to use derivative instruments to reduce the effect of commodity price, interest rate and other risks associated with our business, resulting in our operations becoming more volatile and our cash flows less predictable.
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
Additional deepwater drilling laws and regulations, delays in the processing and approval of drilling permits and exploration, development, oil spill-response and decommissioning plans, and other related developments may have a material adverse effect on our business, financial condition, or results of operations.
In response to the Deepwater Horizon incident and resulting oil spill in the United States Gulf of Mexico in 2010, the federal Bureau of Ocean Energy Management (“BOEM”) and the federal Bureau of Safety and Environmental Enforcement (“BSEE”), each agencies of the U.S. Department of the Interior, have imposed more stringent permitting procedures and regulatory safety and performance requirements for new wells to be drilled in federal waters. Compliance with these more stringent regulatory restrictions together with any uncertainties or inconsistencies in current decisions and rulings by governmental agencies, delays in the processing and approval of drilling permits or exploration, development, oil spill-response and decommissioning plans, and possible additional regulatory initiatives could adversely affect or delay new drilling and ongoing development efforts. In addition, new regulatory initiatives may be adopted or enforced by the BOEM and/or the BSEE in the future that could result in additional delays, restrictions, or obligations with respect to oil and natural-gas exploration and production operations conducted offshore by certain of our customers. For example, in September 2015, the BOEM issued draft guidance that would bolster supplemental bonding procedures for the decommissioning of offshore wells, platforms, pipelines, and other facilities. The BOEM is expected to issue the draft guidance in the form of a final Notice to Lessees and Operators by no later than mid-2016. These recent or any new rules, regulations, or legal initiatives could delay or disrupt our customers operations, increase the risk of expired leases due to the time required to develop new technology, result in increased supplemental bonding and costs, limit activities in certain areas, or cause our customers’ to incur penalties, or shut-in production or lease cancellation. Also, if material spill events similar to the Deepwater Horizon incident were to occur in the future, the United States or other countries could elect to again issue directives to temporarily cease drilling activities offshore and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and gas exploration and development. The overall costs imposed on our customers to implement and complete any such spill response activities or any decommissioning obligations could exceed estimated accruals, insurance limits, or supplemental bonding amounts, which could result in the incurrence of additional costs to complete. We cannot predict with any certainty the full impact of any new laws or regulations on our customers’ drilling operations or on the cost or availability of insurance to cover some or all of the risks associated with such operations. The occurrence of any one or more of these developments could result in decreased demand for our services, which could have a material adverse effect on our business as well as our financial position, results of operation and liquidity.
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
In addition, our patented butane blending services are reliant upon gasoline vapor pressure specifications. Significant changes in such specifications could reduce butane blending opportunities, which would affect our ability to market our butane blending service licenses and which would ultimately affect our ability to recover the costs incurred to acquire and integrate our butane blending assets.
Our business could be affected adversely by union disputes and strikes or work stoppages by unionized employees.
As of December 31, 2015, approximately 18% of our workforce is covered by a number of collective bargaining agreements with various terms and dates of expiration. There can be no assurances that we will not experience a work stoppage in the future as a result of labor disagreements. Any work stoppage could, depending on the affected operations and the length of the work stoppage, have a material adverse effect on our business, financial position, results of operations or cash flows.
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
Cybersecurity breaches and other disruptions could compromise our information and operations, and expose us to liability, which would cause our business and reputation to suffer.
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
Our contract compression operations depend on particular suppliers and are vulnerable to parts and equipment shortages and price increases, which could have a negative impact on results of operations.
The principal manufacturers of components for our natural gas compression equipment include Caterpillar, Inc. for engines, Air-X-Changers for coolers and Ariel Corporation for compressors and frames. Our reliance on these suppliers involves several risks, including price increases and a potential inability to obtain an adequate supply of required components in a timely manner. We also rely primarily on two vendors, Spitzer Industries Corp. and Standard Equipment Corp., to package and assemble our compression units. We do not have long-term contracts with these suppliers or packagers, and a partial or complete loss of certain of these sources could have a negative impact on our results of operations and could damage our customer relationships.
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
Sunoco Logistics utilizes both affiliated entities and third parties in the processing of its information and data. Breaches of its security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information, or sensitive or confidential data about Sunoco Logistics or its customers, including the potential loss or disclosure of such information or data as a result of fraud or other forms of deception, could expose Sunoco Logistics to a risk of loss, or misuse of this information, result in litigation and potential liability for Sunoco Logistics, lead to reputational damage, increase our compliance costs, or otherwise harm its business.
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
An interruption of supply of crude oil to our facilities could materially and adversely affect our results of operations and revenues.
While we are well positioned to transport and receive crude oil by pipeline, marine transport and trucks, rail transportation also serves as a critical link in the supply of domestic crude oil production to U.S. refiners, especially for crude oil from regions such as the Bakken that are not sourced near pipelines or waterways that connect to all of the major U.S. refining centers. Federal regulators have issued a safety advisory warning that Bakken crude oil may be more volatile than many other North American crude oils and reinforcing the requirement to properly test, characterize, classify, and, if applicable, sufficiently degasify hazardous materials prior to and during transportation. Much of the domestic crude oil received by our facilities, especially from the Bakken region, may be transported by railroad. If the ability to transport crude oil by rail is disrupted because of accidents, weather interruptions, governmental regulation, congestion on rail lines, terrorism, other third-party action or casualty or other events, then we could experience an interruption of supply or delivery or an increased cost of receiving crude oil, and could experience a decline in volumes received. Recent railcar accidents in Quebec, Alabama, North Dakota, Pennsylvania and Virginia, in each case involving trains carrying crude oil from the Bakken region, have led to increased legislative and regulatory scrutiny over the safety of transporting crude oil by rail. In 2015, the DOT, through the PHMSA, issued a rule implementing new rail car standards and railroad operating procedures. Changing operating practices, as well as new regulations on tank car standards and shipper classifications, could increase the time required to move crude oil from production areas of facilities, increase the cost of rail transportation, and decrease the efficiency of transportation of crude oil by rail, any of which could materially reduce the volume of crude oil received by rail and adversely affect our financial condition, results of operations, and cash flows.
LCL is dependent on project financing to fund the costs necessary to construct the liquefaction project. If project financing is unavailable to supply the funding necessary to complete the liquefaction project, LCL may not be able to secure alternative funding and affirmative FID may not be achieved.
LCL, an entity owned 60% by ETE and 40% by ETP, is in the process of developing a liquefaction project in conjunction with BG Group plc (“BG”) pursuant to a project development agreement entered into in September 2013. Pursuant to this agreement, each of LCL and BG are obligated to pay 50% of the development expenses for the liquefaction project, subject to reimbursement by the other party if such party withdraws from the project prior to both parties making a final investment decision (“FID”) to become irrevocably obligated to fully develop the project, subject to certain exceptions. Through December 31, 2015, LCL had incurred $89 million of development costs associated with the liquefaction project that were funded by ETE and ETP, and ETE and ETP have indicated that they intend to provide the funding necessary for the remaining development costs, but they have no obligation to do so. If ETE and ETP are unwilling or unable to provide funding to LCL for their share of the remaining development costs, or if BG is unwilling or unable to provide funding for its share of the remaining development costs, the liquefaction project could be delayed or cancelled.
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
The liquefaction project remains subject to approvals and permits from the U.S. Army Corps of Engineers (“USACE”) for wetlands mitigation and permanent and temporary marine dock modifications and dredging at the Lake Charles LNG facility. Furthermore, while a subsidiary of BG has received authorization from the DOE to export LNG to non-FTA countries, the non-FTA authorization is subject to review, and the DOE may impose additional approval and permit requirements in the future or revoke the non-FTA authorization should the DOE conclude that such export authorization is inconsistent with the public interest. Certain of the permits and approvals must be obtained before construction on the liquefaction project can begin and are still under review by state and federal authorities. We do not know whether or when any such approvals or permits can be obtained, or whether any existing or potential interventions or other actions by third parties will interfere with its ability to obtain and maintain such permits or approvals. The failure by LCL to timely receive and maintain the remaining approvals necessary to complete and operate the liquefaction project could have a material adverse effect on its operations and financial condition.
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
On November 2, 2015, President Obama signed into law the Bipartisan Budget Act of 2015 (the Act). The Act includes significant changes to the rules governing the audits of entities that are treated as partnerships for U.S. federal income tax purposes. The new rules under the Act, which are effective for tax years beginning after December 31, 2017, repeal and replace the regimes under current “TEFRA” audit provisions for partnerships. The Act allows a partnership to elect to apply these provisions to any return of the partnership filed for partnership taxable years beginning after the date of the enactment, November 2, 2015. The Partnership does not intend to elect to apply these provisions for any tax return filed for partnership taxable years beginning before January 1, 2018.
Under the new streamlined audit procedures, a partnership would be responsible for paying the imputed underpayment of tax resulting from the audit adjustments in the adjustment year even though partnerships are “pass through entities.” However, as an alternative to paying the imputed underpayment of tax at the partnership level, a partnership may elect to provide the audit adjustment information to the reviewed year partners, whom in turn would be responsible for paying the imputed underpayment of tax in the adjustment year.
Should a partnership not elect to pass the audit adjustments on to its partners, the partnerships’ imputed underpayment generally would be determined at the highest rate of tax in effect for the reviewed year. Currently, the highest rate of tax would be 39.6% for individual taxpayers. However, the Act authorizes the Treasury to establish procedures whereby the imputed underpayment amount may be modified to more accurately reflect the amount owed, if the partnership can substantiate a lower tax rate or demonstrate a portion of the imputed underpayment amount is allocable to a partner that would not owe tax (a tax exempt entity) or a partner has already paid the tax. It is not yet clear how state and local tax authorities will respond to the new regime. The Partnership is closely monitoring the development and issuance of regulations or other additional guidance under the new partnership audit regime.

If the IRS contests the federal income tax positions we take, the market for our Common Units may be adversely affected and the costs of any such contest will reduce cash available for distributions to our Unitholders. Recently enacted legislation alters the procedures for assessing and collecting taxes due for taxable years beginning after December 31, 2017, in a manner that could substantially reduce cash available for distribution to you.
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
Recently enacted legislation applicable to us for taxable years beginning after December 31, 2017 alters the procedures for auditing large partnerships and also alters the procedures for assessing and collecting taxes due (including applicable penalties and interest) as a result of an audit. Unless we are eligible to (and choose to) elect to issue revised Schedules K-1 to our partners with respect to an audited and adjusted return, the IRS may assess and collect taxes (including any applicable penalties and interest) directly from us in the year in which the audit is completed under the new rules. If we are required to pay taxes, penalties and interest as the result of audit adjustments, cash available for distribution to our Unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, Unitholders during that taxable year would bear the expense of the adjustment even if they were not Unitholders during the audited taxable year.
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
In response to current market conditions, we may engage in transactions to delever the Partnership and manage our liquidity that may result in income and gain to our Unitholders without a corresponding cash distribution. For example, if we sell assets and use the proceeds to repay existing debt or fund capital expenditures, you may be allocated taxable income and gain resulting from the sale without receiving a cash distribution. Further, taking advantage of opportunities to reduce our existing debt, such as debt exchanges, debt repurchases, or modifications of our existing debt could result “cancellation of indebtedness income” (also referred to as “COD income”) being allocated to our Unitholders as taxable income. Unitholders may be allocated COD income, and income tax liabilities arising therefrom may exceed cash distributions. The ultimate effect of any such allocations will depend on the Unitholder's individual tax position with respect to its units. Unitholders are encouraged to consult their tax advisors with respect to the consequences to them of COD income.
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
A substantial portion of the amount realized from the sale of your units, whether or not representing gain, may be taxed as ordinary income to you due to potential recapture items, including depreciation recapture. Thus, you may recognize both ordinary income and capital loss from the sale of your units if the amount realized on a sale of your units is less than your adjusted basis in the units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which you sell your units, you may recognize ordinary income from our allocations of income and gain to you prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.
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
We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge aspects of our proration method, and, if successful, we would be required to change the allocation of items of income, gain, loss and deduction among our Unitholders.
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Department of the Treasury recently adopted final Treasury Regulations allowing a similar monthly simplifying convention for taxable years beginning on or after August 3, 2015. However, such regulations do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our Unitholders.
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
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.  PROPERTIES
A description of our properties is included in “Item 1. Business.” In addition, we own office buildings for our executive offices in Dallas, Texas and office buildings in Newton Square, Pennsylvania and Houston, Corpus Christi and San Antonio, Texas. While we may require additional office space as our business expands, we believe that our existing facilities are adequate to meet our needs for the immediate future, and that additional facilities will be available on commercially reasonable terms as needed.
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
ITEM 3.  LEGAL PROCEEDINGS
Sunoco, Inc., along with other refiners, manufacturers and sellers of gasoline, is a defendant in lawsuits alleging MTBE contamination of groundwater. The plaintiffs typically include water purveyors and municipalities responsible for supplying drinking water and governmental authorities. The plaintiffs assert primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. The plaintiffs in all of the cases seek to recover compensatory damages, and in some cases also seek natural resource damages, injunctive relief, punitive damages and attorneys’ fees.
As of December 31, 2015, Sunoco, Inc. is a defendant in six cases, including cases initiated by the States of New Jersey, Vermont, the Commonwealth of Pennsylvania, and two others by the Commonwealth of Puerto Rico with the more recent Puerto Rico action being a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action and one case by the City of Breaux Bridge in the USDC in the Western District of Louisiana. Four of these cases are venued in a multidistrict litigation proceeding in a New York federal court. The New Jersey, Puerto Rico, Vermont, and Pennsylvania cases assert natural resource damage claims.
Fact discovery has concluded with respect to an initial set of 19 sites each that will be the subject of the first trial phase in the New Jersey case and the initial Puerto Rico case. In November 2015, Sunoco along with other co-defendants agreed to a global settlement in principle of the City of Breaux Bridge MTBE case. Insufficient information has been developed about the plaintiffs’ legal theories or the facts with respect to statewide natural resource damage claims to provide an analysis of the ultimate potential liability of Sunoco, Inc. in these matters. It is reasonably possible that a loss may be realized; however, we are unable to estimate the possible loss or range of loss in excess of amounts accrued. Management believes that an adverse determination with respect to one or more of the MTBE cases could have a significant impact on results of operations during the period in which any said adverse determination occurs, but does not believe that any such adverse determination would have a material adverse effect on the Partnership’s consolidated financial position.
In January 2012, Sunoco Logistics experienced a release on its products pipeline in Wellington, Ohio. In connection with this release, the PHMSA issued a Corrective Action Order under which Sunoco Logistics is obligated to follow specific requirements in the investigation of the release and the repair and reactivation of the pipeline. Sunoco Logistics also entered into an Order on Consent with the EPA regarding the environmental remediation of the release site. All requirements of the Order on Consent with the EPA have been fulfilled and the Order has been satisfied and closed. Sunoco Logistics has also received a “No Further Action” approval from the Ohio EPA for all soil and groundwater remediation requirements. Sunoco Logistics is now in initial negotiations with the EPA and U.S. Department of Justice (“DOJ”) on a potential penalty associated with this release. The timing and outcome of this matter cannot be reasonably determined at this time. However, Sunoco Logistics does not expect there to be a material impact to its results of operations, cash flows or financial position. Sunoco Logistics continues to cooperate with both PHMSA and the EPA to complete the investigation of the incident and repair of the pipeline.
In 2012, the EPA issued a proposed consent agreement related to the releases that occurred at Sunoco Logistics’ pump station/tank farm in Barbers Hill, Texas and pump station/tank farm located in Cromwell, Oklahoma in 2010 and 2011, respectively. These matters were referred to the DOJ by the EPA. In November 2012, Sunoco Logistics received an initial assessment of $1.4 million associated with these releases. Sunoco Logistics is in discussions with the EPA and the DOJ on this matter to resolve the issue. The timing or outcome of this matter cannot be reasonably determined at this time; however, Sunoco Logistics does not expect there to be a material impact to its results of operations, cash flows or financial position.
In September 2013, the Pennsylvania Department of Environmental Protection (“PADEP”) issued a Notice of Violation and proposed penalties based on alleged violations of various safety regulations relating to the November 2008 products release by Sunoco Pipeline L.P., a subsidiary of Sunoco Logistics, in Murrysville, Pennsylvania. In the fourth quarter 2015, the Partnership reached an agreement with the PADEP and settled this matter for $0.8 million, which was paid in December 2015.

In November 2013, the DOT issued a Notice of Violation and proposed penalties in excess of $0.1 million based on alleged violations of various safety regulations relating to the February 2012 products release by FGT in Baton Rouge, Louisiana. We received an initial assessment of $0.2 million associated with this release. In January 2016, FGT resolved this matter by paying a portion of this assessment, without material impact, and submitting a compliance plan. DOT issued a Final Order resolving the matter, subject to the completion of certain compliance plan activities which are ongoing.
On or around December 24, 2014, PHMSA issued to Panhandle a Notice of Proposed Safety Order (the “Notice”) regarding the ETP\Panhandle pipeline system.  The Notice stated that PHMSA had initiated an investigation of the safety of the ETP/Panhandle pipeline system and specifically referenced two incidents: 1) a November 28, 2013, incident on ETP/Panhandle’s 400 line approximately 4.7 miles downstream of the Houstonia compressor station near Hughesville, Missouri, and 2) an October 13, 2014, failure on the ETP/Panhandle 100 line near Centerview, Missouri. The Notice further mentioned other incidents on the ETP/Panhandle pipeline system that PHMSA claims to have addressed with ETP/Panhandle.  The Notice also stated that “[a]s a result of [PHMSA’s] investigation, it appears that conditions exist on the ETP/Panhandle pipeline system that pose a pipeline integrity risk to public safety, property or the environment.”  ETP/Panhandle responded to the Notice and participated in a settlement of this proceeding and entry into a Consent Agreement effective as of April 1, 2015.
In April 2015, the PHMSA issued two separate Notices of Probable Violation (“NOPV”) related to Sunoco Logistics’ West Texas Gulf pipeline in connection with repairs being carried out on the pipeline. The NOPVs propose penalties in excess of $0.1 million, and Sunoco Logistics is currently in discussions with PHMSA to resolve these matters. The timing or outcome of these matters cannot be reasonably determined at this time, however, Sunoco Logistics does not expect there to be a material impact to its results of operations, cash flows, or financial position.
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
One of the directors of our general partner, James R. (Rick) Perry, the former Governor of Texas, has been named the subject of a pending criminal proceeding arising from a political dispute between the Governor and the political leadership of the Public Integrity Unit of the Travis County (Texas) District Attorney’s Office. On August 15, 2014, the Travis County District Attorney’s Office caused a county grand jury to return an indictment against Governor Perry for “abuse of official capacity” and “coercion of public servant” in retaliation for constitutional protected statements Governor Perry made in his capacity as Governor of the State of Texas that he would veto funding for the Travis County Public Integrity Unit if District Attorney Rosemary Lehmberg did not resign after pleading guilty to a charge of driving while intoxicated. Governor Perry pled “not guilty” to those charges and, as of February 2016, all of the charges have been dismissed.
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

	Price Range		Cash Distribution(1)
	High	Low
Fiscal Year 2015
Fourth Quarter	$47.53	$27.44	$1.0550
Third Quarter	54.64	36.84	1.0550
Second Quarter	59.37	51.73	1.0350
First Quarter	66.58	53.25	1.0150

Fiscal Year 2014
Fourth Quarter	$69.66	$53.12	$0.9950
Third Quarter	64.13	54.64	0.9750
Second Quarter	58.20	53.62	0.9550
First Quarter	57.00	52.49	0.9350

(1)	Distributions are shown in the quarter with respect to which they relate. Please see “Cash Distribution Policy” below for a discussion of our policy regarding the payment of distributions.
Description of Units
Common Units
As of February 19, 2016, there were approximately 595,972 individual Common Unitholders, which includes Common Units held in street name. The Common Units are entitled to distributions of Available Cash as described below under “Cash Distribution Policy.”
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
Bakken Pipeline Transaction
In March 2015, ETE transferred 30.8 million ETP Common Units, ETE’s 45% interest in the Bakken Pipeline project, and $879 million in cash to ETP in exchange for 30.8 million newly issued Class H Units of ETP that, when combined with the 50.2 million previously issued Class H Units, generally entitle ETE to receive 90.05% of the cash distributions and other economic attributes of the general partner interest and IDRs of Sunoco Logistics. In connection with this transaction, ETP also issued 100 Class I Units, as described below, that provide distributions to ETE to offset IDR subsidies previously provided to ETP. These IDR subsidies, including the impact from distributions on Class I Units, were reduced by $55 million in 2015 and $30 million in 2016.
In connection with the transaction, ETP issued 100 Class I Units. The Class I Units are generally entitled to: (i) pro rata allocations of gross income or gain until the aggregate amount of such items allocated to the holders of the Class I Units for the current taxable period and all previous taxable periods is equal to the cumulative amount of all distributions made to the holders of the Class I Units and (ii) after making cash distributions to Class H Units, any additional available cash deemed to be either operating surplus or capital surplus with respect to any quarter will be distributed to the Class I Units in an amount equal to the excess of the distribution amount set forth in our Partnership Agreement, as amended, (the “Partnership Agreement”) for such quarter over the cumulative amount of available cash previously distributed commencing with the quarter ending March 31, 2015 until the quarter ending December 31, 2016. The impact of (i) the IDR subsidy adjustments and (ii) the Class I Unit distributions, along with the currently effective IDR subsidies, is included in the table below under “Quarterly Distributions of Available Cash.”
General Partner Interest
As of December 31, 2015, our General Partner owned an approximate 0.5% general partner interest in us and the holders of Common Units, Class E, Class G, Class H and Class I Units collectively owned a 99.5% limited partner interest in us.
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
Distributions of Available Cash from Operating Surplus
The terms of our partnership agreement require that we make cash distributions with respect to each calendar quarter within 45 days following the end of each calendar quarter. For any quarter, we are required to make distributions of Available Cash from operating surplus initially to the Class H Unitholders in an amount equal to 90.05% of all distributions to ETP by Sunoco Partners LLC with respect to the incentive distribution rights and general partner interest in Sunoco Logistics, calculated on a cumulative basis beginning October 31, 2013. We are also required to make incremental cash distributions to the Class H Unitholders in the aggregate amount of $329 million, subject to adjustment, over 15 quarters, commencing with the quarter ended September 30, 2013 and ending with the quarter ending March 31, 2017. We are required to make distributions of any remaining Available Cash from operating surplus for any quarter in the following manner:

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
IDR Subsidies and Other Distribution Adjustments
As described above, our partnership agreement requires certain incentive distributions to the holders of the IDRs.

ETE agreed to relinquish its right to the following amounts of incentive distributions in future periods, including distributions on Class I Units:

Total Year
2016	$137
2017	128
2018	105
2019	95
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
In accordance with GAAP, we have accounted for the ETP Holdco Transaction, whereby ETP obtained control of Southern Union, and the Regency Merger as reorganizations of entities under common control. Accordingly, ETP’s consolidated financial statements for the year ended December 31, 2012 reflected retrospective consolidation of Southern Union into ETP beginning March 26, 2012 (the date ETE acquired Southern Union) and the retrospective consolidation of Regency into ETP beginning May 26, 2010 (the date ETE obtained control of Regency).
These changes only impacted interim periods in 2012, and no prior annual amounts have been adjusted for the ETP Holdco Transaction. The Regency Merger impacted all periods presented below.

	Years Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data:
Total revenues	$34,292	$55,475	$48,335	$16,964	$8,190
Operating income	2,259	2,443	1,619	1,425	1,279
Income from continuing operations	1,521	1,235	713	1,754	740
Basic income (loss) from continuing operations per Common Unit	(0.09)	1.58	(0.23)	4.93	1.12
Diluted income (loss) from continuing operations per Common Unit	(0.10)	1.58	(0.23)	4.91	1.12
Cash distributions per unit	4.16	3.86	3.61	3.58	3.58
Balance Sheet Data (at period end):
Total assets	65,173	62,518	49,900	48,394	20,443
Long-term debt, less current maturities	28,553	24,831	19,761	17,599	9,075
Total equity	27,031	25,311	18,694	19,982	9,247
Other Financial Data:
Capital expenditures:
Maintenance (accrual basis)	485	444	391	347	156
Growth (accrual basis)	7,682	5,050	2,936	3,186	1,757
Cash paid for acquisitions	804	2,367	1,737	1,364	1,972

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

•
interstate natural gas transportation and storage through ET Interstate and Panhandle. ET Interstate is the parent company of Transwestern, ETC FEP, ETC Tiger, CrossCountry and ET Rover Pipeline LLC. Panhandle is the parent company of the Trunkline and Sea Robin transmission systems. ETP owns a 50% interest in MEP.

•	Liquids operations, including NGL transportation, storage and fractionation services primarily through Lone Star.

•	Product and crude oil operations, including the following:

•	product and crude oil transportation, terminalling services and acquisition and marketing activities through Sunoco Logistics; and

•	retail marketing of gasoline and middle distillates through Sunoco, Inc.
Recent Developments
Lake Charles LNG
In December 2015, ETP announced that the Lake Charles LNG Project has received approval from the FERC to site, construct and operate a natural gas liquefaction and export facility in Lake Charles, Louisiana. On February 15, 2016, Royal Dutch Shell plc completed its acquisition of BG Group plc. Final investment decisions from Royal Dutch Shell plc and LCL are expected to be made in 2016, with construction to start immediately following an affirmative investment decision and first LNG export anticipated about four years later.
Sunoco LLC to Sunoco LP
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
Susser to Sunoco LP
In July 2015, in exchange for the contribution of 100% of Susser from ETP to Sunoco LP, Sunoco LP paid $970 million in cash and issued to ETP subsidiaries 22 million Sunoco LP Class B units valued at $970 million. The Sunoco Class B units did not receive second quarter 2015 cash distributions from Sunoco LP and converted on a one-for-one basis into Sunoco LP common units on the day immediately following the record date for Sunoco LP’s second quarter 2015 distribution. In addition, (i) a Susser subsidiary exchanged its 79,308 Sunoco LP common units for 79,308 Sunoco LP Class A units, (ii) 10.9 million Sunoco LP subordinated units owned by Susser subsidiaries were converted into 10.9 million Sunoco LP Class A units and (iii) Sunoco LP issued 79,308 Sunoco LP common units and 10.9 million Sunoco LP subordinated units to subsidiaries of ETP. The Sunoco LP Class A units owned by the Susser subsidiaries were contributed to Sunoco LP as part of the transaction. Sunoco LP subsequently contributed its interests in Susser to one of its subsidiaries.

Sunoco LP to ETE
Effective July 1, 2015, ETE acquired 100% of the membership interests of Sunoco GP, the general partner of Sunoco LP, and all of the IDRs of Sunoco LP from ETP, and in exchange, ETP repurchased from ETE 21 million ETP common units owned by ETE (the “Sunoco LP Exchange”). In connection with ETP’s 2014 acquisition of Susser, ETE agreed to provide ETP a $35 million annual IDR subsidy for 10 years, which terminated upon the closing of ETE’s acquisition of Sunoco GP. In connection with the exchange and repurchase, ETE will provide ETP a $35 million annual IDR subsidy for two years beginning with the quarter ended September 30, 2015. In connection with this transaction, the Partnership deconsolidated Sunoco LP, including goodwill of $1.81 billion and intangible assets of $982 million related to Sunoco LP. The Partnership continues to hold 37.8 million Sunoco LP common units accounted for under the equity method. The results of Sunoco LP’s operations have not been presented as discontinued operations and Sunoco LP’s assets and liabilities have not been presented as held for sale in the Partnership’s consolidated financial statements.
Sunoco, Inc. to Sunoco LP
In November 2015, ETP and Sunoco LP announced ETP’s contribution to Sunoco LP of the remaining 68.42% interest in Sunoco, LLC and 100% interest in the legacy Sunoco, Inc. retail business for $2.23 billion. Sunoco LP will pay ETP $2.03 billion in cash, subject to certain working capital adjustments, and will issue to ETP 5.7 million Sunoco LP common units. The transaction will be effective January 1, 2016, and is expected to close in March 2016.
Regency Merger
On April 30, 2015, a wholly-owned subsidiary of the Partnership merged with Regency, with Regency surviving as a wholly-owned subsidiary of the Partnership (the “Regency Merger”). Each Regency common unit and Class F unit was converted into the right to receive 0.4124 Partnership common units. ETP issued 172.2 million ETP common units to Regency unitholders, including 15.5 million units issued to Partnership subsidiaries. The 1.9 million outstanding Regency series A preferred units were converted into corresponding new Partnership Series A Preferred Units on a one-for-one basis.
In connection with the Regency Merger, ETE agreed to reduce the incentive distributions it receives from the Partnership by a total of $320 million over a five-year period. The IDR subsidy was $80 million for the year ended December 31, 2015 and will total $60 million per year for the following four years.
Bakken Pipeline Transactions
In March 2015, ETE transferred 30.8 million ETP common units, ETE’s 45% interest in the Bakken Pipeline project, and $879 million in cash to the Partnership in exchange for 30.8 million newly issued Class H Units of ETP that, when combined with the 50.2 million previously issued Class H Units, generally entitle ETE to receive 90.05% of the cash distributions and other economic attributes of the general partner interest and IDRs of Sunoco Logistics. In connection with this transaction, the Partnership also issued to ETE 100 Class I Units that provide distributions to ETE to offset IDR subsidies previously provided to ETP. These IDR subsidies, including the impact from distributions on Class I Units, were reduced by $55 million in 2015 and $30 million in 2016.
In October 2015, Sunoco Logistics completed the previously announced acquisition of a 40% membership interest (the “Bakken Membership Interest”) in Bakken Holdings Company LLC (“Bakken Holdco”). Bakken Holdco, through its wholly-owned subsidiaries, owns a 75% membership interest in each of Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC, which together intend to develop the Bakken Pipeline system to deliver crude oil from the Bakken/Three Forks production area in North Dakota to the Gulf Coast. ETP transferred the Bakken Membership Interest to Sunoco Logistics in exchange for approximately 9.4 million Class B Units representing limited partner interests in Sunoco Logistics and the payment by Sunoco Logistics to ETP of $382 million of cash, which represented reimbursement for its proportionate share of the total cash contributions made in the Bakken Pipeline project as of the date of closing of the exchange transaction.
General
Our primary objective is to increase the level of our distributable cash flow to our Unitholders over time by pursuing a business strategy that is currently focused on growing our businesses through, among other things, pursuing certain construction and expansion opportunities relating to our existing infrastructure and acquiring certain strategic operations and businesses or assets as demonstrated by our recent acquisitions and organic growth projects. The actual amounts of cash that we will have available for distribution will primarily depend on the amount of cash we generate from our operations.
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
Our principal operations as of December 31, 2015 included the following segments:

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

•
Interstate transportation and storage – The majority of our interstate transportation and storage revenues are generated through firm reservation charges that are based on the amount of firm capacity reserved for our firm shippers regardless of usage. Tiger, FEP, Transwestern, Panhandle, MEP and Gulf States shippers have made long-term commitments to pay reservation charges for the firm capacity reserved for their use.  In addition to reservation revenues, additional revenue sources include interruptible transportation charges as well as usage rates and overrun rates paid by firm shippers based on their actual capacity usage.

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

•
Investment in Sunoco Logistics – Revenues are generated by charging tariffs for transporting crude oil, NGLs and refined products through Sunoco Logistics’ pipelines as well as by charging fees for terminalling services for crude oil, NGLs and refined products at its facilities. Revenues are also generated by acquiring and marketing crude oil, NGLs and refined products. Generally, crude oil, NGLs and refined products purchases are entered into in contemplation of or simultaneously with corresponding sale transactions involving physical deliveries, which enables us to secure a profit on the transaction at the time of purchase.

•
Retail marketing – Revenue is principally generated from the sale of gasoline and middle distillates and the operation of convenience stores in 14 states, primarily on the east coast and in the southern regions of the United States. These stores complement sales of fuel products with a broad mix of merchandise such as groceries, fast foods, beverages and tobacco products.

Trends and Outlook
We continue to evaluate and execute strategies to enhance unitholder value through growth, as well as the integration and optimization of our diversified asset portfolio. We intend to continue our goal of maintaining a distribution coverage ratio of 1.05x, thereby promoting a prudent balance between distribution rate increases and enhanced financial flexibility and strength while maintaining our investment grade ratings. While we anticipate significant earnings growth in 2017 from the completion of our fully-contracted project backlog, we are currently experiencing the impacts of recent declines in commodity prices, as well as challenging conditions in the capital markets.

The current constraints in the capital markets affect our ability to obtain funding through new borrowings or the issuance of Common Units. In addition, we expect that, to the extent we arrange new financing, we will incur increased costs. In light of the current market conditions, we have taken steps to preserve our liquidity position, including, but not limited to, reducing discretionary capital expenditures, maintaining our cash distribution rate and continuing to manage operating and administrative costs to improve profitability. With the expected closing of the previously announced dropdown of the remaining interest in Sunoco, LLC and the legacy Sunoco retail business to Sunoco LP in late February, the outstanding balance of ETP’s $3.75 billion revolver will be close to zero. As a result, ETP does not expect the need to access the fixed income market in 2016. In addition, with our reduction in discretionary capital expenditures and with other related asset sales, we do not anticipate the need for ETP common equity issuances in 2016.
Current market conditions also indicate that many of our customers may encounter increased credit risk in the near term. In particular, our transportation and midstream revenues are derived significantly from companies that engage in exploration and production activities. Many of our customers have been negatively impacted by the recent declines in commodity prices, as well as current conditions in the capital markets. We continue to evaluate the financial condition of existing counterparties, monitor agency credit ratings, and implement credit practices that limit exposure according to the risk profiles of our counterparties.
With respect to commodity prices, crude oil and NGL prices have declined sharply and are at decade-long lows, and we expect prices to remain challenged for the foreseeable future due to general oversupply. The addition of several ethane crackers and export projects (Marcus Hook and Nederland) currently under construction should help to volumetrically balance this market by 2018. Other factors such as reduced wet gas extraction will also help to balance this market and positively impact prices. Natural gas pricing is expected to remain within a range similar to recent history as increased supply continues to outpace demand. New demand has occurred in several areas such as exports to Mexico and Canada, LNG exports, nuclear power plant de-commissioning, as well as continued coal to gas switching for power generation, will help pricing; however, supply is continuing to increase. Exports to Mexico are expected to exceed 2 Bcf/d by the end of 2016, compared to zero in 2014.
We believe that we are well-positioned to benefit from changes in natural gas and NGL supply and demand fundamentals. While we continue to increase our presence in domestic producing basins, we have also recently focused on projects that will position the Partnership as a leader in the export of hydrocarbons. In particular, we currently are undertaking projects involving natural gas exports, including the Rover pipeline project (to Canada), the Trans-Pecos and Comanche Trail pipelines (to Mexico), and waterborne NGL exports, as well as our participation in the Lake Charles LNG liquefaction project. We are also developing the Bakken pipeline project to transport crude supply from the Bakken/Three Forks production area.
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
In accordance with GAAP, we have accounted for the Regency Merger as a reorganization of entities under common control. Accordingly, ETP’s consolidated financial statements reflect the retrospective consolidation of Regency into ETP beginning May 26, 2010 (the date ETE obtained control of Regency).

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Consolidated Results

	Years Ended December 31,
	2015	2014	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$543	$559	$(16)
Interstate transportation and storage	1,155	1,212	(57)
Midstream	1,250	1,318	(68)
Liquids transportation and services	731	591	140
Investment in Sunoco Logistics	1,153	971	182
Retail marketing	583	731	(148)
All other	299	328	(29)
Total	5,714	5,710	4
Depreciation, depletion and amortization	(1,929)	(1,669)	(260)
Interest expense, net of interest capitalized	(1,291)	(1,165)	(126)
Gain on sale of AmeriGas common units	—	177	(177)
Impairment losses	(339)	(370)	31
Losses on interest rate derivatives	(18)	(157)	139
Non-cash compensation expense	(79)	(68)	(11)
Unrealized gains (losses) on commodity risk management activities	(65)	112	(177)
Inventory valuation adjustments	(104)	(473)	369
Losses on extinguishments of debt	(43)	(25)	(18)
Adjusted EBITDA related to discontinued operations	—	(27)	27
Adjusted EBITDA related to unconsolidated affiliates	(937)	(748)	(189)
Equity in earnings of unconsolidated affiliates	469	332	137
Other, net	20	(36)	56
Income from continuing operations before income tax expense	1,398	1,593	(195)
Income tax (expense) benefit from continuing operations	123	(358)	481
Income from continuing operations	1,521	1,235	286
Income from discontinued operations	—	64	(64)
Net income	$1,521	$1,299	$222
See the detailed discussion of Segment Adjusted EBITDA below.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased primarily due to additional depreciation from assets recently placed in service and recent acquisitions, including Regency’s acquisitions in 2014.
Gain on Sale of AmeriGas Common Units. During the year ended December 31, 2014 we sold 18.9 million the AmeriGas common units that were originally received in connection with the contribution of our propane business to AmeriGas in January 2012. We recorded a gain based on the sale proceeds in excess of the carrying amount of the units sold. As of December 31, 2015, the Partnership’s remaining interest in AmeriGas common units consisted of 3.1 million units held by a wholly-owned captive insurance company.
Impairment Losses. In 2015, we recorded goodwill impairments of (i) $99 million related to Transwestern due primarily to the market declines in current and expected future commodity prices in the fourth quarter of 2015, (ii) $106 million related to Lone Star Refinery Services due primarily to changes in assumptions related to potential future revenues as well as the market declines in current and expected future commodity prices, (iii) $110 million of fixed asset impairments related to Lone Star NGL Refinery Services primarily due to the economic obsolescence identified as a result of low utilization and expected decrease in future cash flows, and (iv) $24 million of intangible asset impairments related to Lone Star NGL Refinery Services primarily due to the economic obsolescence identified as a result of expected decrease in future cash flows. In 2014, a $370 million goodwill impairment was recorded related to the Permian Basin gathering and processing operations. The decline in estimated fair value of that reporting unit was primarily driven by a significant decline in commodity prices in the fourth quarter of 2014, and the resulting impact to future commodity prices as well as increases in future estimated operations and maintenance expenses.
Losses on Interest Rate Derivatives. Our interest rate derivatives are not designated as hedges for accounting purposes; therefore, changes in fair value are recorded in earnings each period. Losses on interest rate derivatives during the years ended December 31, 2015 and 2014 resulted from decreases in forward interest rates, which caused our forward-starting swaps to decrease in value.
Unrealized Gains (Losses) on Commodity Risk Management Activities. See discussion of the unrealized gains (losses) on commodity risk management activities included in “Segment Operating Results” below.
Inventory Valuation Adjustments. Inventory valuation reserve adjustments were recorded for the inventory associated with Sunoco Logistics’ crude oil, NGLs and refined products inventories and our retail marketing operations as a result of commodity price changes between periods.
Adjusted EBITDA Related to Discontinued Operations. In 2014, amounts were related to a marketing business that was sold effective April 1, 2014.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operation Results” below.
Other, net. Other, net in 2015 and 2014 primarily includes amortization of regulatory assets and other income and expense amounts.
Income Tax (Expense) Benefit from Continuing Operations. For the year ended December 31, 2015, the Partnership’s effective income tax rate decreased from the prior year primarily due to lower earnings among the Partnership’s consolidated corporate subsidiaries.  The year ended December 31, 2015 also reflected a benefit of $24 million of net state tax benefit attributable to statutory state rate changes resulting from the Regency Merger and sale of Susser to Sunoco LP, as well as a favorable impact of $11 million due to a reduction in the statutory Texas franchise tax rate which was enacted by the Texas legislature during the second quarter of 2015. For the year ended December 31, 2014, the Partnership’s income tax expense from continuing operations included unfavorable income tax adjustments of $87 million related to the Lake Charles LNG Transaction, which was treated as a sale for tax purposes.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Years Ended December 31,
	2015	2014	Change
Equity in earnings (losses) of unconsolidated affiliates:
Citrus	$97	$96	$1
FEP	55	55	—
PES	52	59	(7)
MEP	45	45	—
HPC	32	28	4
AmeriGas	(3)	21	(24)
Sunoco, LLC	(10)	—	(10)
Sunoco LP	202	—	202
Other	(1)	28	(29)
Total equity in earnings of unconsolidated affiliates	$469	$332	$137

Adjusted EBITDA related to unconsolidated affiliates(1):
Citrus	$315	$305	$10
FEP	75	75	—
PES	86	86	—
MEP	96	102	(6)
HPC	61	53	8
AmeriGas	—	56	(56)
Sunoco, LLC	91	—	91
Sunoco LP	137	—	137
Other	76	71	5
Total Adjusted EBITDA related to unconsolidated affiliates	$937	$748	$189

Distributions received from unconsolidated affiliates:
Citrus	$182	$168	$14
FEP	69	70	(1)
PES	78	—	78
MEP	80	73	7
HPC	52	48	4
AmeriGas	—	22	(22)
Sunoco LP	39	—	39
Other	53	40	13
Total distributions received from unconsolidated affiliates	$553	$421	$132

(1)
These amounts represent our proportionate share of the Adjusted EBITDA of our unconsolidated affiliates and are based on our equity in earnings or losses of our unconsolidated affiliates adjusted for our proportionate share of the unconsolidated affiliates’ interest, depreciation, depletion, amortization, non-cash items and taxes.

Segment Operating Results
Our reportable segments are discussed below. “All other” includes our compression operations, our investment in AmeriGas, our approximate 33% non-operating interest in PES, our investment in Coal Handling and our natural gas marketing operations.

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

For additional information regarding our business segments, see “Item 1. Business” and Notes 1 and 15 to our consolidated financial statements.
Intrastate Transportation and Storage

	Years Ended December 31,
	2015	2014	Change
Natural gas transported (MMBtu/d)	8,426,818	8,976,978	(550,160)
Revenues	$2,250	$2,857	$(607)
Cost of products sold	1,554	2,169	(615)
Gross margin	696	688	8
Unrealized (gains) losses on commodity risk management activities	(26)	21	(47)
Operating expenses, excluding non-cash compensation expense	(163)	(180)	17
Selling, general and administrative expenses, excluding non-cash compensation expense	(25)	(27)	2
Adjusted EBITDA related to unconsolidated affiliates	61	57	4
Segment Adjusted EBITDA	$543	$559	$(16)
Volumes.  For the year ended December 31, 2015 compared to the prior year, transported volumes decreased primarily due to lower production volume, primarily in the Barnett Sale region, partially offset by the increased volumes related to significant new long-term transportation contracts.
Gross Margin.  The components of our intrastate transportation and storage segment gross margin were as follows:

	Years Ended December 31,
	2015	2014	Change
Transportation fees	$502	$466	$36
Natural gas sales and other	96	100	(4)
Retained fuel revenues	57	98	(41)
Storage margin, including fees	41	24	17
Total gross margin	$696	$688	$8

Segment Adjusted EBITDA. For the year ended December 31, 2015 compared to the prior year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment decreased due to the net impacts of the following:

•
a decrease of $13 million in natural gas sales and other margin (excluding changes in unrealized gains of $8 million) primarily due to a $19 million decrease in commercial optimization activity as a result of weather driven gains in 2014 not reoccurring in 2015, a $4 million decrease from processing and producer marketing services on our Houston Pipeline System, offset by $10 million in lower losses due to volume adjustments across our pipeline system;

•	a decrease of $17 million in storage margin, as discussed below; and

•
a decrease of $44 million from the sale of retained fuel (excluding changes in unrealized gains of $3 million) due to significantly lower market prices. The average spot price at the Houston Ship Channel location for the year ended December 31, 2015 decreased by $1.76, or 41%, to $2.57 as compared to $4.32 for the prior year period; partially offset by

•	an increase of $36 million in transportation fees margin primarily due to increased revenue from renegotiated and newly initiated long-term fixed capacity fee contracts on our Houston Pipeline system;

•	a decrease of $2 million in selling, general and administrative expenses primarily due to lower employee-related costs;

•	a decrease of $17 million in operating expenses primarily due to a decrease in fuel consumption expense driven by a decrease in fuel market prices.
Storage margin was comprised of the following:

	Years Ended December 31,
	2015	2014	Change
Withdrawals from storage natural gas inventory (MMBtu)	15,782,500	37,197,510	(21,415,010)
Realized margin on natural gas inventory transactions	$(2)	$17	$(19)
Fair value inventory adjustments	4	(54)	58
Unrealized gains on derivatives	12	35	(23)
Margin recognized on natural gas inventory, including related derivatives	14	(2)	16
Revenues from fee-based storage	27	27	—
Other costs	—	(1)	1
Total storage margin	$41	$24	$17
The increase in storage margin was principally driven by the timing of the movement of market prices during both periods.
Interstate Transportation and Storage

	Years Ended December 31,
	2015	2014	Change
Natural gas transported (MMBtu/d)	6,074,282	6,159,546	(85,264)
Natural gas sold (MMBtu/d)	17,340	16,470	870
Revenues	$1,025	$1,072	$(47)
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(304)	(291)	(13)
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(52)	(62)	10
Adjusted EBITDA related to unconsolidated affiliates	486	482	4
Other	—	11	(11)
Segment Adjusted EBITDA	$1,155	$1,212	$(57)
Volumes. For the year ended December 31, 2015 compared to the prior year, transported volumes decreased 165,712 MMBtu/d on the Trunkline pipeline, primarily due to a managed contract roll off to facilitate the transfer of one of the pipelines that was taken out of service in advance of being repurposed from natural gas service to crude oil service. The decrease on the Trunkline pipeline was partially offset by an increase in volumes transported on the Tiger pipeline of 74,081 MMBtu/d, primarily due to increased deliveries to pipelines supporting the upper Midwest due to favorable market conditions and increased volumes on the Transwestern pipeline of 69,237 MMBtu/d due to sustained cooling demand in the Phoenix market and increased customer demand in the Texas intrastate market.
Segment Adjusted EBITDA. For the year ended December 31, 2015 compared to the prior year, Segment Adjusted EBITDA related to our interstate transportation and storage segment decreased due to the net impacts of the following:

•
a decrease of $47 million in revenues primarily due to lower gas parking service related revenues of approximately $19 million as a result of higher basis differentials in 2014 driven by the colder weather, $22 million and $7 million due to the expiration of a transportation rate schedule and lower sales of gas due to lower prices, respectively, on the Transwestern pipeline, and $15 million due to a managed contract roll off on the Trunkline pipeline to facilitate the transfer of one of the pipelines that was taken out of service in advance of being repurposed from natural gas service to crude oil service. These decreases were partially offset by sales of capacity at higher rates of $13 million on the Panhandle and Transwestern pipelines, as well as higher usage rates and volumes on the Transwestern pipeline;

•
an increase of $13 million in operating expenses due to higher employee expenses of approximately $9 million due in part to lower capitalized costs and $3 million of higher ad valorem taxes primarily due to 2014 refunds associated with the settlement of litigation; and

•	the recognition of an $11 million keep-whole payment received from our FEP joint venture, which is included in “Other” in 2014; offset by

•
a decrease of $10 million in selling, general and administration expenses due to reduced franchise taxes of $3.5 million, state tax refund of $1.1 million, favorable insurance, primarily due to a $1.3 million OIL insurance rebate, and reduced corporate overhead allocations of $2.4 million.

•	an increase of $4 million in adjusted EBITDA related to unconsolidated affiliates primarily due to increased earnings from Citrus as a result of the sale of additional capacity.
Midstream

	Years Ended December 31,
	2015	2014	Change
Gathered volumes (MMBtu/d)	9,981,217	8,079,109	1,902,108
NGLs produced (Bbls/d)	406,282	317,502	88,780
Equity NGLs (Bbls/d)	28,493	27,611	882
Revenues	$5,071	$6,823	$(1,752)
Cost of products sold	3,266	4,893	(1,627)
Gross margin	1,805	1,930	(125)
Unrealized (gains) losses on commodity risk management activities	82	(89)	171
Operating expenses, excluding non-cash compensation expense	(616)	(481)	(135)
Selling, general and administrative expenses, excluding non-cash compensation expense	(44)	(54)	10
Adjusted EBITDA related to unconsolidated affiliates	20	12	8
Other	3	—	3
Segment Adjusted EBITDA	$1,250	$1,318	$(68)
Volumes. Gathered volumes, NGLs produced and equity NGLs produced increased for the year ended December 31, 2015 compared to the prior year primarily due to the full-year impacts of the acquisitions of the Eagle Rock, PVR and King Ranch midstream assets.

Gross Margin.  The components of our midstream segment gross margin were as follows:

	Years Ended December 31,
	2015	2014	Change
Gathering and processing fee-based revenues	$1,547	$1,278	$269
Non fee-based contracts and processing	258	652	(394)
Total gross margin	$1,805	$1,930	$(125)
Segment Adjusted EBITDA. For the year ended December 31, 2015 compared to the prior year, Segment Adjusted EBITDA related to our midstream segment decreased due to the net impacts of the following:

•
a decrease of $88 million in non-fee based margins for natural gas and a $200 million decrease in non-fee based margins for crude oil and NGL due to lower natural gas prices and lower crude oil and NGL prices; and

•
an increase of $135 million in operating expenses primarily due to assets recently placed in service, including the Rebel system in west Texas and the King Ranch system in South Texas, as well as the acquisition of Eagle Rock midstream assets in July 2014; partially offset by

•
an increase of $136 million in fee-based revenues primarily due to increased production and increased capacity from assets placed in service in the Marcellus Shale, Eagle Ford Shale, Permian Basin and Cotton Valley;

•	an increase of $120 million in fee-based margin from the acquisitions of the Eagle Rock, PVR, and King Ranch midstream assets;

•	an increase of $80 million in realized derivatives;

•	an increase of $8 million of Adjusted EBITDA related to unconsolidated affiliates due to the addition of the Mi Vida JV asset in the Permian Basin; and

•	a decrease of $10 million in selling, general and administration expenses due to increased capitalized overhead and higher management fees.
Liquids Transportation and Services

	Years Ended December 31,
	2015	2014	Change
Liquids transportation volumes (Bbls/d)	437,226	335,140	102,086
NGL fractionation volumes (Bbls/d)	235,800	189,931	45,869
Revenues	$3,481	$3,911	$(430)
Cost of products sold	2,595	3,166	(571)
Gross margin	886	745	141
Unrealized (gains) losses on commodity risk management activities	6	(12)	18
Operating expenses, excluding non-cash compensation expense	(152)	(128)	(24)
Selling, general and administrative expenses, excluding non-cash compensation expense	(16)	(20)	4
Adjusted EBITDA related to unconsolidated affiliates	7	6	1
Segment Adjusted EBITDA	$731	$591	$140
Volumes. The increase in liquids transportation volumes for the year ended December 31, 2015 compared to the prior year reflected an increase of approximately 71,000 Bbls/d on our NGL pipelines. For the year ended December 31, 2015, we experienced increases in volumes from the Eagle Ford, Permian, and Southeast Texas producing regions, offset by lower volumes from North Texas. Additionally, we commissioned a crude transportation pipeline in the fourth quarter of 2014 that transported approximately 39,000 Bbls/d for the year ended December 31, 2015 as compared to 8,000 Bbls/d in the prior year.
Average daily fractionated volumes increased approximately 46,000 Bbls/d for the year ended December 31, 2015 compared to the prior year primarily due to the ramp-up of our second 100,000 Bbls/d fractionator at Mont Belvieu, Texas, which was commissioned in October 2013. These volumes include all physical and contractual volumes where we collected a fee.

Gross Margin. The components of our liquids transportation and services segment gross margin were as follows:

	Years Ended December 31,
	2015	2014	Change
Transportation margin	$381	$312	$69
Processing and fractionation margin	297	247	50
Storage margin	172	157	15
Other margin	36	29	7
Total gross margin	$886	$745	$141
Segment Adjusted EBITDA. For the year ended December 31, 2015 compared to the prior year, Segment Adjusted EBITDA related to our liquids transportation and services segment increased due to the net impacts of the following:

•
an increase of $69 million in transportation margin primarily due to higher volumes transported out of West Texas and the Eagle Ford producing regions. Increased volumes out of West Texas led to $47 million in additional transportation fees, while increased volumes from the Eagle Ford region led to $15 million in additional transportation fees for the year ended December 31, 2015. We also realized an increase of $7 million for the year ended December 31, 2015 from our crude pipeline, which was commissioned in the fourth quarter of 2014;

•
an increase of $42 million in processing and fractionation margin (excluding changes in unrealized gains of $8 million) due to $9 million increase in margin from our fractionators due to the ramp-up of our second 100,000 Bbls/d fractionator at Mont Belvieu, Texas, and the additional volumes from producers in West Texas and the Eagle Ford regions offset by reductions in blending gains due to lower market prices. Additionally, the commissioning of the Mariner South LPG export project during February 2015 contributed an additional $50 million for the twelve months ended December 31, 2015. Margin associated with our off-gas fractionator in Geismar, Louisiana decreased by $17 million for the year ended December 31, 2015 as NGL and olefin market prices decreased significantly for the comparable period;

•
an increase of $15 million in storage margin due to a $24 million increase in fee based storage margin for year ended December 31, 2015 from an increase in demand for leased storage capacity as a result of favorable market conditions and a specific contract negotiated in connection with the Mariner South LPG export project. The increase in fee based storage margin was offset by lower non-fee based margin of $8 million for the year ended December 31, 2015 primarily due to lower propane blending gains;

•
an increase of $33 million in other margin (excluding changes in unrealized losses of $26 million) primarily due to the withdrawal and sale of physical storage volumes, primarily propane and butanes; and

•	a decrease of $4 million in selling, general and administrative expenses primarily due to lower employee-related costs; partially offset by

•
an increase of $24 million in operating expenses primarily due to a $6 million increase in employee expenses, a $4 million increase in ad valorem taxes, a $3 million increase in utilities expense, a $6 million increase in project costs and materials and supplies expense, and a $5 million increase in overhead expense allocations.

Investment in Sunoco Logistics

	Years Ended December 31,
	2015	2014	Change
Revenue	$10,486	$18,088	$(7,602)
Cost of products sold	9,307	17,135	(7,828)
Gross margin	1,179	953	226
Unrealized (gains) losses on commodity risk management activities	4	(17)	21
Operating expenses, excluding non-cash compensation expense	(158)	(167)	9
Selling, general and administrative expenses, excluding non-cash compensation expense	(92)	(107)	15
Inventory valuation adjustments	162	258	(96)
Adjusted EBITDA related to unconsolidated affiliates	58	49	9
Other	—	2	(2)
Segment Adjusted EBITDA	$1,153	$971	$182
Segment Adjusted EBITDA. For the year ended December 31, 2015 compared to the prior year, Segment Adjusted EBITDA related to Sunoco Logistics increased due to the net impacts of the following:

•
an increase of $130 million from Sunoco Logistics’ NGLs operations, primarily due to contributions from Sunoco Logistics’ Mariner NGLs projects which commenced operations in late 2014 and 2013. These projects contributed to improved results related to Sunoco Logistics’ NGLs pipeline and terminal operations of $160 million, including Sunoco Logistics’ Nederland and Marcus Hook facilities. These positive impacts were partially offset by lower results from Sunoco Logistics’ NGLs acquisition and marketing activities of $33 million driven largely by narrowed blending margins compared to the prior year period; and

•
an increase of $65 million from Sunoco Logistics’ refined products operations, primarily due to higher results from Sunoco Logistics’ refined products pipelines of $33 million driven largely by the commencement of operations on Sunoco Logistics’ Allegheny Access project in 2015. Terminalling activities at Sunoco Logistics’ refined products marketing terminals, as well as Sunoco Logistics’ Eagle Point and Marcus Hook facilities, increased compared to the prior year period by $15 million. Higher contributions from Sunoco Logistics’ joint venture interests of $10 million and refined products acquisition and marketing activities of $6 million also contributed to the increase; offset by

•
a decrease of $13 million from Sunoco Logistics’ crude oil operations, primarily due to lower results from Sunoco Logistics’ crude oil acquisition and marketing activities of $96 million driven by reduced margins which were negatively impacted by contracted crude oil differentials compared to the prior year period. This impact was partially offset by higher results from Sunoco Logistics’ crude oil pipelines of $71 million largely attributable to expansion projects placed into service in 2015 and 2014, and higher results from Sunoco Logistics’ crude oil terminals of $14 million.

Retail Marketing

	Years Ended December 31,
	2015	2014	Change
Motor fuel outlets and convenience stores, end of period:
Retail	438	1,251	(813)
Third-party wholesale	—	5,399	(5,399)
Total	438	6,650	(6,212)
Total motor fuel gallons sold (in millions):
Retail	1,884	1,646	238
Third-party wholesale	2,592	4,736	(2,144)
Total	4,476	6,382	(1,906)
Motor fuel gross profit (cents/gallon):
Retail	22.2	31.2	(9.0)
Third-party wholesale	10.5	9.4	1.1
Volume-weighted average for all gallons	15.4	15.0	0.4
Merchandise sales (in millions)	$1,365	$1,091	$274
Retail merchandise margin %	30.7%	28.6%	2.1%

Revenue	$12,482	$22,487	$(10,005)
Cost of products sold	11,174	21,154	(9,980)
Gross margin	1,308	1,333	(25)
Unrealized (gains) losses on commodity risk management activities	2	(1)	3
Operating expenses, excluding non-cash compensation expense	(796)	(727)	(69)
Selling, general and administrative expenses, excluding non-cash compensation expense	(103)	(92)	(11)
Inventory valuation adjustments	(58)	215	(273)
Adjusted EBITDA related to unconsolidated affiliates	230	3	227
Segment Adjusted EBITDA	$583	$731	$(148)
Segment Adjusted EBITDA. For the year ended December 31, 2015 compared to the prior year, Segment Adjusted EBITDA related to our retail marketing segment decreased due to the net impacts of the following:

•	a decrease of $124 million due to the deconsolidation of Sunoco LP as a result of the sale of Sunoco LP’s general partner interest and incentive distribution rights to ETE effective July 1, 2015;

•	a decrease of $121 million due to unfavorable fuel margins and $9 million due to unfavorable volumes in the retail and wholesale channels; and

•	a decrease of $49 million in margins as 2014 benefited from favorable regional market conditions for ethanol; partially offset by

•	the favorable impact of $112 million from the acquisition of Susser in August 2014 until its contribution to Sunoco LP in July 2015 and $43 million from other recent acquisitions.

All Other

	Years Ended December 31,
	2015	2014	Change
Revenue	$3,292	$3,331	$(39)
Cost of products sold	2,855	2,975	(120)
Gross margin	437	356	81
Unrealized gains on commodity risk management activities	(3)	(14)	11
Operating expenses, excluding non-cash compensation expense	(93)	(106)	13
Selling, general and administrative expenses, excluding non-cash compensation expense	(138)	(146)	8
Adjusted EBITDA related to discontinued operations	—	27	(27)
Adjusted EBITDA related to unconsolidated affiliates	83	146	(63)
Other	75	73	2
Elimination	(62)	(8)	(54)
Segment Adjusted EBITDA	$299	$328	$(29)
Amounts reflected in our all other segment primarily include:

•	our natural gas marketing and compression operations;

•	an approximate 33% non-operating interest in PES, a refining joint venture;

•	our investment in Coal Handling, an entity that owns and operates end-user coal handling facilities; and

•	our investment in AmeriGas until August 2014.
Segment Adjusted EBITDA. For the year ended December 31, 2015 compared to the prior year, Segment Adjusted EBITDA decreased due to the net impact of the following:

•
a decrease of $63 million in Adjusted EBITDA related to unconsolidated affiliates, primarily due to a decrease of $56 million related to our investment in AmeriGas driven by a reduction in our investment due to the sale of AmeriGas common units in 2014; and

•	a decrease in Adjusted EBITDA related to discontinued operations of $27 million in the prior period related to a marketing business that was sold effective April 1, 2014; offset by

•	an increase of $21 million related to our contract services operations primarily due to an increase in revenue-generating horsepower; and

•	an increase of $17 million related to our natural resources operations, for which the period reflected only a partial period due to the acquisition of those operations in March 2014.
In connection with the Lake Charles LNG Transaction, ETP agreed to continue to provide management services for ETE through 2015 in relation to both Lake Charles LNG’s regasification facility and the development of a liquefaction project at Lake Charles LNG’s facility, for which ETE has agreed to pay incremental management fees to ETP of $75 million per year for the years ending December 31, 2015 and 2014. These fees were reflected in “Other” in the “All other” segment and for the years ended December 31, 2015 and 2014 were reflected as an offset to operating expenses of $25 million and selling, general and administrative expenses of $50 million in the consolidated statements of operations.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Consolidated Results

	Years Ended December 31,
	2014	2013	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$559	$521	$38
Interstate transportation and storage	1,212	1,368	(156)
Midstream	1,318	757	561
Liquids transportation and services	591	350	241
Investment in Sunoco Logistics	971	871	100
Retail marketing	731	325	406
All other	328	212	116
Total	5,710	4,404	1,306
Depreciation, depletion and amortization	(1,669)	(1,296)	(373)
Interest expense, net of interest capitalized	(1,165)	(1,013)	(152)
Gain on sale of AmeriGas common units	177	87	90
Impairment losses	(370)	(689)	319
Gains (losses) on interest rate derivatives	(157)	44	(201)
Non-cash compensation expense	(68)	(54)	(14)
Unrealized gains on commodity risk management activities	112	42	70
Inventory valuation adjustments	(473)	3	(476)
Losses on extinguishments of debt	(25)	(7)	(18)
Non-operating environmental remediation	—	(168)	168
Adjusted EBITDA related to discontinued operations	(27)	(76)	49
Adjusted EBITDA related to unconsolidated affiliates	(748)	(722)	(26)
Equity in earnings of unconsolidated affiliates	332	236	96
Other, net	(36)	19	(55)
Income from continuing operations before income tax expense	1,593	810	783
Income tax expense from continuing operations	(358)	(97)	(261)
Income from continuing operations	1,235	713	522
Income from discontinued operations	64	33	31
Net income	$1,299	$746	$553
See the detailed discussion of Segment Adjusted EBITDA below.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization increased primarily due to additional depreciation from assets recently placed in service and recent acquisitions, including Regency’s acquisitions in 2014, partially offset by a decrease in depreciation and amortization of $39 million related to the Lake Charles LNG Transaction.
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
Impairment Losses. In 2014, a $370 million goodwill impairment was recorded related to the Permian Basin gathering and processing operations. The decline in estimated fair value of that reporting unit was primarily driven by a significant decline in commodity prices in the fourth quarter of 2014, and the resulting impact to future commodity prices as well as increases in future estimated operations and maintenance expenses. An assessment of these factors in the fourth quarter of 2014 led to a conclusion that the estimated fair value of the Permian reporting unit was less than its carrying amount.

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
Inventory Valuation Adjustments. Inventory valuation reserve adjustments were recorded for the inventory associated with Sunoco Logistics’ crude oil, NGLs and refined products inventories and our retail marketing operations as a result of commodity price changes between periods.
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

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Years Ended December 31,
	2014	2013	Change
Equity in earnings (losses) of unconsolidated affiliates:
Citrus	$96	$87	$9
FEP	55	55	—
PES	59	(48)	107
MEP	45	40	5
HPC	28	30	(2)
AmeriGas	21	50	(29)
Other	28	22	6
Total equity in earnings of unconsolidated affiliates	$332	$236	$96

Adjusted EBITDA related to unconsolidated affiliates(1):
Citrus	$305	$296	$9
FEP	75	75	—
PES	86	(30)	116
MEP	102	100	2
HPC	53	51	2
AmeriGas	56	175	(119)
Other	71	55	16
Total Adjusted EBITDA related to unconsolidated affiliates	$748	$722	$26

Distributions received from unconsolidated affiliates:
Citrus	$168	$175	$(7)
FEP	70	69	1
PES	—	65	(65)
MEP	73	72	1
HPC	48	238	(190)
AmeriGas	22	86	(64)
Other	40	27	13
Total distributions received from unconsolidated affiliates	$421	$732	$(311)

(1)
These amounts represent our proportionate share of the Adjusted EBITDA of our unconsolidated affiliates and are based on our equity in earnings or losses of our unconsolidated affiliates adjusted for our proportionate share of the unconsolidated affiliates’ interest, depreciation, depletion, amortization, non-cash items and taxes.

Segment Operating Results
Intrastate Transportation and Storage

	Years Ended December 31,
	2014	2013	Change
Natural gas transported (MMBtu/d)	8,976,978	9,455,878	(478,900)
Revenues	$2,857	$2,452	$405
Cost of products sold	2,169	1,737	432
Gross margin	688	715	(27)
Unrealized (gains) losses on commodity risk management activities	21	(39)	60
Operating expenses, excluding non-cash compensation expense	(180)	(188)	8
Selling, general and administrative, excluding non-cash compensation expense	(27)	(24)	(3)
Adjusted EBITDA related to unconsolidated affiliates	57	57	—
Segment Adjusted EBITDA	$559	$521	$38
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
Segment Adjusted EBITDA. For the year ended December 31, 2014 compared to the prior year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impacts of the following:

•	an increase of $31 million in storage margin (excluding changes in unrealized losses of $55 million), as discussed below;

•
an increase of $23 million in natural gas sales and other margin (excluding changes in unrealized losses of $3 million) primarily due to favorable results from our optimization activities. Margin from natural gas sales and other includes purchased natural gas for transport and sale, derivatives used to hedge transportation activities, gains and losses on derivatives used to hedge net retained fuel, and the margin from gas sales, processing and gathering fees on our Houston pipeline system;

•	a decrease of $8 million in operating expenses primarily due to a decrease in ad valorem taxes driven by the settlement of lower valuation with local taxing authorities during the period; and

•
an increase of $2 million in retention revenue as gains due to increased market prices, resulting in an $11 million increase in retention gas sales, were offset by a reduction of $9 million due to lower volumes resulting from the cessation of certain long-term contracts. The average spot price at the Houston Ship Channel location for the year ended December 31, 2014 increased by $0.62/MMBtu, or 17%, to $4.31/MMBtu compared to $3.69/MMBtu in the prior year. Retained fuel volumes were down 9% from year to year; partially offset by

•	a decrease of $25 million in transportation fees margin primarily due to the reduction of volumes under certain long-term transportation contracts; and

•	an increase of $3 million in selling, general and administrative expenses primarily due to higher employee-related costs.

Storage margin was comprised of the following:

	Years Ended December 31,
	2014	2013	Change
Withdrawals from storage natural gas inventory (MMBtu)	37,197,510	36,962,300	235,210
Realized margin on natural gas inventory transactions	$17	$(16)	$33
Fair value inventory adjustments	(54)	28	(82)
Unrealized gains on derivatives	35	8	27
Margin recognized on natural gas inventory, including related derivatives	(2)	20	(22)
Revenues from fee-based storage	27	28	(1)
Other costs	(1)	—	(1)
Total storage margin	$24	$48	$(24)
The decrease in storage margin was principally driven by a decline in the spreads between the spot and forward prices on natural gas we own in the Bammel storage facility resulting in a $14 million reduction in margin from year to year. The remainder of the decrease was primarily due to non-cash mark-to-market losses of $8 million on hedges for future storage seasons.
Interstate Transportation and Storage

	Years Ended December 31,
	2014	2013	Change
Natural gas transported (MMBtu/d)	6,159,546	6,480,215	(320,669)
Natural gas sold (MMBtu/d)	16,470	18,835	(2,365)
Revenues	$1,072	$1,309	$(237)
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(291)	(332)	41
Selling, general and administrative, excluding non-cash compensation, amortization and accretion expenses	(62)	(80)	18
Adjusted EBITDA related to unconsolidated affiliates	482	471	11
Other	11	—	11
Segment Adjusted EBITDA	$1,212	$1,368	$(156)
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
Segment Adjusted EBITDA. For the year ended December 31, 2014 compared to the prior year, Segment Adjusted EBITDA related to our interstate transportation and storage segment decreased due to the net impacts of the following:

•
a decrease of $216 million in revenues from the deconsolidation of Lake Charles LNG effective January 1, 2014 and the recognition in 2013 of $52 million received in connection with the buyout of a customer contract. These revenue decreases were partially offset by an increase of approximately $29 million due to capacity sold at higher rates and gas parking service revenues from higher basis differentials and spot prices resulting from the colder weather, primarily during the first quarter of 2014 on the Panhandle pipeline; partially offset by

•	a decrease $41 million in operating expenses primarily due to the deconsolidation of Lake Charles LNG effective January 1, 2014;

•
a decrease of $18 million in selling, general and administrative expenses due to a decrease of $9 million from the deconsolidation of Lake Charles LNG, a decrease of $7 million in professional fees, and a decrease of $2 million in employee-related costs;

•
an increase of $11 million in adjusted EBITDA related to unconsolidated affiliates primarily due to increased earnings from Citrus as a result of the sale of additional capacity and lower operating expenses due to lower ad valorem taxes; and

•	an increase of $11 million due to the recognition of an $11 million keep-whole payment received from our FEP joint venture partner.
Midstream

	Years Ended December 31,
	2014	2013	Change
Gathered volumes (MMBtu/d):	7,780,278	4,609,359	3,170,919
NGLs produced (Bbls/d):	317,487	198,894	118,593
Equity NGLs (Bbls/d):	27,611	19,340	8,271
Revenues	$6,823	$4,276	$2,547
Cost of products sold	4,893	3,130	1,763
Gross margin	1,930	1,146	784
Unrealized (gains) losses on commodity risk management activities	(89)	2	(91)
Operating expenses, excluding non-cash compensation expense	(481)	(358)	(123)
Selling, general and administrative, excluding non-cash compensation expense	(54)	(38)	(16)
Adjusted EBITDA related to unconsolidated affiliates	12	3	9
Other	—	2	(2)
Segment Adjusted EBITDA	$1,318	$757	$561
Volumes. Gathered volumes, NGL produced and equity NGLs increased for the year ended December 31, 2014 compared to the prior year primarily due to increased production by our customers in the Eagle Ford Shale and the Permian Basin. We brought into service 320 MMcf/d in additional processing capacity during the year ended December 31, 2014.
Segment Adjusted EBITDA. For the year ended December 31, 2014 compared to the prior year, Segment Adjusted EBITDA related to our midstream segment increased due to the net impacts of the following:

•
an increase of $669 million in gross margin related to Regency’s gathering and processing operations, primarily due to Regency’s acquisitions of PVR, Eagle Rock midstream assets and Hoover in 2014, and an increase in fee-based revenues of $121 million from ETP’s legacy midstream assets due to increased production and increased capacity from assets recently placed in service in the Eagle Ford Shale; and

•
an increase of $9 million in adjusted EBITDA related to unconsolidated affiliates primarily due to increased throughput and condensate sales related to Regency’s investment in Ranch JV; partially offset by

•
an increase in midstream operating expenses primarily due to a $76 million increase in pipeline and plant maintenance and materials due to organic growth on Regency’s assets in south and West Texas, as well as increased employee-related costs from Regency’s acquisitions of PVR, Eagle Rock midstream assets and Hoover in 2014.

Liquids Transportation and Services

	Years Ended December 31,
	2014	2013	Change
Liquids transportation volumes (Bbls/d)	335,140	172,569	162,571
NGL fractionation volumes (Bbls/d)	189,931	17,754	172,177
Revenues	$3,911	$2,126	$1,785
Cost of products sold	3,166	1,654	1,512
Gross margin	745	472	273
Unrealized gains on commodity risk management activities	(12)	(1)	(11)
Operating expenses, excluding non-cash compensation expense	(128)	(110)	(18)
Selling, general and administrative expenses, excluding non-cash compensation expense	(20)	(16)	(4)
Adjusted EBITDA related to unconsolidated affiliates	6	5	1
Segment Adjusted EBITDA	$591	$350	$241
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
Segment Adjusted EBITDA. For the year ended December 31, 2014 compared to the prior year, Segment Adjusted EBITDA related to our liquids transportation and services segment increased due to the net impacts of the following:

•
an increase of $69 million in transportation margin due to higher volumes transported from West Texas and the Eagle Ford Shale on our Lone Star pipeline system and a $56 million increase due to in NGL production from our processing plants that connect to various fractionators via our wholly-owned pipelines;

•
an increase of $117 million in processing and fractionation margin due to the startup of Lone Star’s second fractionator at Mont Belvieu, Texas in October 2013. This increase was partially offset by a $12 million decrease in margin attributable to our fractionator in Geismar, Louisiana, where margin was affected by the combined impacts from a less rich refinery off-gas feed and lower overall production volumes through the facility following the expiration of a major supplier contract in June 2013;

•
an increase of $13 million in storage margin due to increased throughput activity. The remainder of the increase in storage margin was primarily due to increased blending and other non fee-based storage activities; and

•
an increase of $12 million in other margin (excluding changes in unrealized gains of $11 million) due to increased commercial optimization activities related to our fractionators, primarily due to the recent commissioning of our second fractionator at Mont Belvieu, Texas and the optimization of available storage capacity at our Mont Belvieu facilities; partially offset by

•	an increase of $18 million in operating expenses primarily due to the start-up of Lone Star’s second fractionator in Mont Belvieu, Texas in October 2013; and

•	an increase of $4 million in selling, general and administrative expenses primarily due to an increase in employee-related costs.
Investment in Sunoco Logistics

	Years Ended December 31,
	2014	2013	Change
Revenue	$18,088	$16,639	$1,449
Cost of products sold	17,135	15,600	1,535
Gross margin	953	1,039	(86)
Unrealized gains on commodity risk management activities	(17)	(1)	(16)
Operating expenses, excluding non-cash compensation expense	(167)	(122)	(45)
Selling, general and administrative expenses, excluding non-cash compensation expense	(107)	(79)	(28)
Inventory valuation adjustments	258	—	258
Adjusted EBITDA related to unconsolidated affiliates	49	41	8
Other	2	(7)	9
Segment Adjusted EBITDA	$971	$871	$100
Segment Adjusted EBITDA. For the year ended December 31, 2014 compared to the prior year, Segment Adjusted EBITDA related to Sunoco Logistics increased due to the net impacts of the following:

•
an increase of $130 million from Sunoco Logistics’ NGLs operations, primarily due to improved results from Sunoco Logistics’ NGLs acquisition and marketing activities of $101 million driven by higher volumes which benefited from a full year of results from the Marcus Hook Industrial Complex, increased margins, and favorable inventory timing compared to the prior year period. Higher contributions from Sunoco Logistics’ NGLs pipelines of $38 million were largely driven by Sunoco Logistics’ Mariner West project which commenced operations in late 2013. NGLs terminalling activities at Sunoco Logistics’ Marcus Hook Industrial Complex of $8 million also contributed to the increase. These positive impacts were partially offset by increased selling, general and administrative expenses of $16 million attributable to growth projects; and

•
an increase of $2 million from Sunoco Logistics’ refined products operations, primarily due to higher contributions from Sunoco Logistics’ joint venture interests of $8 million and lower selling, general and administrative expenses of $10 million. These positive impacts were largely offset by lower results from Sunoco Logistics’ refined products pipelines $13 million largely driven by reduced throughput volumes and decreased contributions from Sunoco Logistics’ refined products terminalling activities of $4 million; offset by

•
a decrease of $32 million from Sunoco Logistics’ crude oil operations, primarily due to lower results from Sunoco Logistics’ crude oil acquisition and marketing activities of $66 million driven by reduced margins which were negatively impacted by contracted crude oil differentials compared to the prior year period. Increased selling, general and administrative expenses attributable to growth projects of $3 million also contributed to the decrease. This impact was partially offset by improved contributions from Sunoco Logistics’ crude oil pipelines of $29 million which benefited from expansion projects placed into service in 2014 and 2013, and higher results attributable to crude oil terminal activities of $8 million.

Retail Marketing

	Years Ended December 31,
	2014	2013	Change
Motor fuel outlets and convenience stores, end of period:
Retail	1,251	513	738
Third-party wholesale	5,399	4,599	800
Total	6,650	5,112	1,538
Total motor fuel gallons sold (in millions):
Retail	1,646	1,092	554
Third-party wholesale	4,736	4,364	372
Total	$6,382	$5,456	$926
Motor fuel gross profit (cents/gallon):
Retail	31.2	25.5	5.7
Third-party wholesale	9.4	6.3	3.1
Volume-weighted average for all gallons	15.0	10.1	4.9
Merchandise sales (in millions)	$1,091	$543	$548
Retail merchandise margin %	28.6%	26.5%	2.1%

Revenue	$22,487	$21,012	$1,475
Cost of products sold	21,154	20,150	1,004
Gross margin	1,333	862	471
Unrealized gains on commodity risk management activities	(1)	(1)	—
Operating expenses, excluding non-cash compensation expense	(727)	(473)	(254)
Selling, general and administrative expenses, excluding non-cash compensation expense	(92)	(63)	(29)
Inventory valuation adjustments	215	(3)	218
Adjusted EBITDA related to unconsolidated affiliates	3	4	(1)
Other	—	(1)	1
Segment Adjusted EBITDA	$731	$325	$406
Segment Adjusted EBITDA. For the year ended December 31, 2014 compared to the prior year, Segment Adjusted EBITDA related to our retail marketing segment increased due to the net impacts of the following:

•
an increase of $471 million in gross margin due to a favorable impact of $335 million from the acquisition of Susser in August 2014 and $158 million from other recent acquisitions, including the MACS acquisition in October 2013. Retail marketing gross margin also increased $136 million from strong retail gasoline and diesel margins and $60 million due to favorable results in non-retail margins. These increases were partially offset by unfavorable impacts of $218 million related to non-cash inventory valuation adjustments as a result of commodity price changes between periods; partially offset by

•	an increase of $254 million in operating expenses primarily due to recent acquisitions; and

•	an increase of $29 million in selling, general and administrative expenses primarily due to recent acquisitions.

All Other

	Years Ended December 31,
	2014	2013	Change
Revenue	$3,331	$2,597	$734
Cost of products sold	2,975	2,337	638
Gross margin	356	260	96
Unrealized gains on commodity risk management activities	(14)	(2)	(12)
Operating expenses, excluding non-cash compensation expense	(106)	(104)	(2)
Selling, general and administrative expenses, excluding non-cash compensation expense	(146)	(139)	(7)
Adjusted EBITDA related to discontinued operations	27	76	(49)
Adjusted EBITDA related to unconsolidated affiliates	146	147	(1)
Other	73	(2)	75
Elimination	(8)	(24)	16
Segment Adjusted EBITDA	$328	$212	$116
Amounts reflected in our all other segment primarily include:

•	our natural gas marketing and compression operations;

•	an approximate 33% non-operating interest in PES, a refining joint venture;

•	our investment in Coal Handling, an entity that owns and operates end-user coal handling facilities; and

•	our investment in AmeriGas until August 2014.
Segment Adjusted EBITDA. For the year ended December 31, 2014 compared to the prior year, Segment Adjusted EBITDA increased due to the net impact of the following:

•	an increase of $75 million in management fees, as further described below;

•
an increase of $50 million in gross margin related to Regency’s contract service operations due to increased revenue generating horsepower and $58 million related to Regency’s natural resources operations due to the acquisition of those assets in March 2014, offset by an increase of $26 million in operating expenses;

•	a favorable impact of approximately $47 million due to costs associated with certain Sunoco activities that were included in the all other Segment Adjusted EBITDA in the prior year;

•	favorable results and recent acquisitions from our natural gas marketing business of $15 million and $6 million, respectively;

•
higher earnings from our investment in PES of $116 million, offset by a decrease of $119 million related to our investment in AmeriGas driven by a reduction in our investment due to the sale of AmeriGas common units in 2014 and 2013;

•	a refund of insurance premiums of $6 million included in the year ended December 31, 2014; and

•
Southern Union corporate expenses of $14 million that were no longer included in the all other segment subsequent to the merger of Southern Union, PEPL Holdings and Panhandle in January 2014; partially offset by

•
an increase of $78 million in selling, general and administrative expenses related to Regency’s operations, primarily due to a $33 million increase in acquisition costs, with the remainder primarily attributable to increased employee-related expenses;

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
We currently expect the following capital expenditures in 2016 to be within the following ranges:

	Growth		Maintenance
	Low	High	Low	High
Direct(1):
Intrastate transportation and storage(2)	$10	$20	$35	$40
Interstate transportation and storage(2)(3)	375	415	140	145
Midstream	1,200	1,250	110	120
Liquids transportation and services
NGL	1,150	1,200	25	30
Crude(3)	1,275	1,325	—	—
All other (including eliminations)	65	75	20	25
Total direct capital expenditures	$4,075	$4,285	$330	$360

(1)	Direct capital expenditures exclude those funded by our publicly traded subsidiary.

(2)	Net of amounts forecasted to be financed at the asset level with non-recourse debt of approximately $325 million.

(3)	Includes capital expenditures related to our proportionate ownership of the Bakken and Rover pipeline projects.
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
As of December 31, 2015, in addition to $527 million of cash on hand, we had available capacity under the ETP Credit Facility of $2.24 billion. Based on our current estimates, we expect to utilize capacity under the ETP Credit Facility, along with cash from operations, to fund our announced growth capital expenditures and working capital needs through the end of 2016; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects, to maintain investment grade credit metrics or other partnership purposes.
Sunoco Logistics’ primary sources of liquidity consist of cash generated from operating activities and borrowings under its $2.50 billion credit facility. At December 31, 2015, Sunoco Logistics had available borrowing capacity of $1.94 billion under its revolving credit facility. Sunoco Logistics’ capital position reflects crude oil and refined products inventories based on historical costs under the last-in, first-out (“LIFO”) method of accounting. Sunoco Logistics periodically supplements its cash flows from operations with proceeds from debt and equity financing activities.
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

Operating Activities
Changes in cash flows from operating activities between periods primarily result from changes in earnings (as discussed in “Results of Operations” above), excluding the impacts of non-cash items and changes in operating assets and liabilities. Non-cash items include recurring non-cash expenses, such as depreciation, depletion and amortization expense and non-cash compensation expense. The increase in depreciation, depletion and amortization expense during the periods presented primarily resulted from construction and acquisitions of assets, while changes in non-cash unit-based compensation expense resulted from changes in the number of units granted and changes in the grant date fair value estimated for such grants. Cash flows from operating activities also differ from earnings as a result of non-cash charges that may not be recurring such as impairment charges and allowance for equity funds used during construction. The allowance for equity funds used during construction increases in periods when we have a significant amount of interstate pipeline construction in progress. Changes in operating assets and liabilities between periods result from factors such as the changes in the value of derivative assets and liabilities, timing of accounts receivable collection, payments on accounts payable, the timing of purchase and sales of inventories, and the timing of advances and deposits received from customers.
Following is a summary of operating activities by period:
Year Ended December 31, 2015
Cash provided by operating activities in 2015 was $2.75 billion and net income was $1.52 billion.  The difference between net income and cash provided by operating activities in 2015 primarily consisted of non-cash items totaling $2.17 billion offset by net changes in operating assets and liabilities of $1.37 billion. The non-cash activity in 2015 consisted primarily of depreciation, depletion and amortization of $1.93 billion, impairment losses of $339 million and inventory valuation adjustments of $104 million.
Year Ended December 31, 2014
Cash provided by operating activities in 2014 was $3.17 billion and net income was $1.30 billion.  The difference between net income and cash provided by operating activities in 2014 primarily consisted of non-cash items totaling $1.92 billion offset by net changes in operating assets and liabilities of $320 million. The non-cash activity in 2014 consisted primarily of depreciation, depletion and amortization of $1.67 billion, inventory valuation adjustments of $473 million and a goodwill impairment of $370 million offset slightly by the gain on the sale of AmeriGas common units of $177 million.
Year Ended December 31, 2013
Cash provided by operating activities in 2013 was $2.63 billion and net income was $746 million.  The difference between net income and cash provided by operating activities in 2013 primarily consisted of non-cash items totaling $1.74 billion offset by net changes in operating assets and liabilities of $158 million. The non-cash activity in 2013 consisted primarily of depreciation, depletion and amortization of $1.30 billion, a goodwill impairment of $689 million, and deferred income taxes of $48 million offset slightly by the gain on the sale of AmeriGas common units of $87 million.
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
Following is a summary of investing activities by period:
Year Ended December 31, 2015
Cash used in investing activities in 2015 was $7.82 billion. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) were $9.02 billion.  Additional detail related to our capital expenditures is provided in the table below.  We paid net cash of $804 million for acquisitions, including the acquisition of a noncontrolling interest.
Year Ended December 31, 2014
Cash used in investing activities in 2014 was $6.69 billion. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) were $5.17 billion.  Additional detail related to our capital expenditures is provided in the table below.  We paid net cash of $2.37 billion for acquisitions, primarily for the Eagle

Rock Acquisition, Susser Merger and the acquisition of a noncontrolling interest. In addition, we received $814 million in cash from sale of AmeriGas common units.
Year Ended December 31, 2013
Cash used in investing activities in 2013 was $3.64 billion. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) were $3.42 billion.  Additional detail related to our capital expenditures is provided in the table below.  In addition, we received $1.01 billion, and $346 million in cash from the sale of the MGE and NEG assets, and the sale of AmeriGas common units, respectively, and paid net cash of $1.74 billion for acquisitions, primarily for the ETP Holdco Acquisition and MACS.

The following is a summary of our capital expenditures (net of contributions in aid of construction costs) by period:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Year Ended December 31, 2015:
Direct(1):
Intrastate transportation and storage	$74	$31	$105
Interstate transportation and storage(2)	741	119	860
Midstream	2,055	117	2,172
Liquids transportation and services(2)	2,091	18	2,109
Retail marketing(3)	259	63	322
All other (including eliminations)	337	46	383
Total direct capital expenditures	5,557	394	5,951
Indirect(1):
Investment in Sunoco Logistics	2,042	84	2,126
Investment in Sunoco LP(3)	83	7	90
Total indirect capital expenditures	2,125	91	2,216
Total capital expenditures	$7,682	$485	$8,167

Year Ended December 31, 2014:
Direct(1):
Intrastate transportation and storage	$133	$36	$169
Interstate transportation and storage	301	110	411
Midstream	1,204	94	1,298
Liquids transportation and services	406	21	427
Retail marketing(3)	104	73	177
All other (including eliminations)	391	29	420
Total direct capital expenditures	2,539	363	2,902
Indirect(1):
Investment in Sunoco Logistics	2,434	76	2,510
Investment in Sunoco LP(3)	77	5	82
Total indirect capital expenditures	2,511	81	2,592
Total capital expenditures	$5,050	$444	$5,494

Year Ended December 31, 2013:
Direct(1):
Intrastate transportation and storage	$18	$29	$47
Interstate transportation and storage	55	97	152
Midstream	1,033	81	1,114
Liquids transportation and services	426	22	448
Retail marketing(3)	113	63	176
All other (including eliminations)	326	46	372
Total direct capital expenditures	1,971	338	2,309
Indirect(1):
Investment in Sunoco Logistics	965	53	1,018
Total indirect capital expenditures	965	53	1,018
Total capital expenditures	$2,936	$391	$3,327

(1)	Indirect capital expenditures comprise those funded by our publicly traded subsidiaries; all other capital expenditures are reflected as direct capital expenditures.

(2)	Includes capital expenditures related to our proportionate ownership of the Bakken and Rover pipelines.

(3)
The retail marketing segment includes our wholly-owned retail marketing operations, including Susser beginning on the acquisition date of August 29, 2014 until its contribution to Sunoco LP in July 2015.

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
Following is a summary of financing activities by period:
Year Ended December 31, 2015
Cash provided by financing activities was $4.94 billion in 2015.  We received $1.43 billion in net proceeds from Common Unit offerings, and our subsidiaries received $1.52 billion in net proceeds from the issuance of common units. Net proceeds from the offerings were used to repay outstanding borrowings under the ETP Credit Facility, to fund capital expenditures, and acquisitions, as well as for general partnership purposes.  In 2015, we had a net increase in our debt level of $4.85 billion primarily due to ETP’s issuance of $2.50 billion and $3.00 billion in aggregate principal amount of senior notes in March 2015 and June 2015, respectively, and Sunoco Logistics’ issuances of $1.00 billion in aggregate principal amount of senior notes in November 2015 (see Note 6 to our consolidated financial statements). In addition, we incurred debt issuance costs of $63 million. In 2015, we paid distributions of $3.13 billion to our partners and we paid distributions of $338 million to noncontrolling interests. In addition, we received capital contributions from noncontrolling interests of $841 million.
Year Ended December 31, 2014
Cash provided by financing activities was $3.62 billion in 2014.  We received $1.38 billion in net proceeds from Common Unit offerings, and our subsidiaries received $1.24 billion in net proceeds from the issuance of common units. Net proceeds from the offerings were used to repay outstanding borrowings under the ETP Credit Facility, to fund capital expenditures, and acquisitions, as well as for general partnership purposes.  In 2014, we had a net increase in our debt level of $2.65 billion primarily due to Sunoco Logistics’ issuance of $2.00 billion in aggregate principal amount of senior notes in April 2014 and November 2014. In addition, we incurred debt issuance costs of $63 million. In 2014, we paid distributions of $1.96 billion to our partners and we paid distributions of $241 million to noncontrolling interests. Regency received net proceeds of $1.23 billion from the issuance of common units and paid distributions of $645 million to its partners.
Year Ended December 31, 2013
Cash provided by financing activities was $1.22 billion in 2013.  We received $1.61 billion in net proceeds from Common Unit offerings. Net proceeds from the offerings were used to repay outstanding borrowings under the ETP Credit Facility, to fund capital expenditures, and acquisitions, as well as for general partnership purposes.  In 2013, we had a net increase in our debt level of $1.99 billion primarily due to ETP’s issuance of $1.25 billion and $1.50 billion in aggregate principal amount of senior notes in January 2013 and September 2013, respectively, and Sunoco Logistics’ issuance of $700 million in aggregate principal amount of senior notes in January 2013 partially offset by repayments of long-term debt and credit facilities. In addition, we incurred debt issuance costs of $57 million. In 2013, we paid distributions of $1.80 billion to our partners and we paid distributions of $303 million to noncontrolling interests. Regency received net proceeds of $149 million from the issuance of common units and paid distributions of $342 million to its partners.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	December 31,
	2015	2014
ETP Senior Notes	$19,439	$10,890
Transwestern Senior Notes	782	782
Panhandle Senior Notes	1,085	1,085
Sunoco, Inc. Senior Notes	465	715
Sunoco Logistics Senior Notes(1)	4,975	3,975
Regency Senior Notes(2)	—	5,089
Revolving credit facilities:
ETP $3.75 billion Revolving Credit Facility due November 2019	1,362	570
Sunoco Logistics’ subsidiary $35 million Revolving Credit Facility due April 2015(3)	—	35
Sunoco Logistics $2.5 billion Revolving Credit Facility due March 2020	562	150
Sunoco LP $1.5 billion Revolving Credit Facility due September 2019(4)	—	683
Regency $2.5 billion Revolving Credit Facility due November 2019(5)	—	1,504
Other long-term debt	32	223
Unamortized premiums, net of discounts and fair value adjustments	158	280
Deferred debt issuance costs	(181)	(142)
Total debt	28,679	25,839
Less: current maturities of long-term debt	126	1,008
Long-term debt, less current maturities	$28,553	$24,831

(1)
Sunoco Logistics’ 6.125% senior notes due May 15, 2016 were classified as long-term debt as of December 31, 2015 as Sunoco Logistics has the ability and intent to refinance such borrowings on a long-term basis.

(2)	As discussed in Note 6, the Regency senior notes were redeemed and/or assumed by the Partnership.

(3)	Sunoco Logistics’ subsidiary $35 million Revolving Credit Facility matured in April 2015 and was repaid with borrowings from the Sunoco Logistics $2.50 billion Revolving Credit Facility.

(4)	In connection with ETE’s acquisition of Sunoco GP, the general partner of Sunoco LP, on July 1, 2015, ETP deconsolidated Sunoco LP.

(5)	On April 30, 2015, in connection with the Regency Merger, the Regency Revolving Credit Facility was paid off in full and terminated.
The terms of our consolidated indebtedness and that of our subsidiaries are described in more detail below and in Note 6 to our consolidated financial statements.
ETP Senior Notes Assumptions and Offerings
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
The notes assumed from Regency are registered under the Securities Act of 1933 (as amended). The senior notes assumed from Regency may be redeemed at any time, or from time to time, pursuant to the terms of the applicable indenture and related indenture supplements related to the Regency senior notes. The balance is payable upon maturity and interest is payable semi-annually. The indentures on these notes contain various covenants that are similar to those of the indentures on ETP’s senior notes.
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
Sunoco Logistics Senior Notes Offerings
In November 2015, Sunoco Logistics issued $600 million aggregate principal amount of 4.40% senior notes due April 2021 and $400 million aggregate principal amount of 5.95% senior notes due December 2025.
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
As of December 31, 2015, the ETP Credit Facility had $1.36 billion outstanding, and the amount available for future borrowings was $2.24 billion after taking into account letters of credit of $145 million. The weighted average interest rate on the total amount outstanding as of December 31, 2015 was 1.86%.
Sunoco Logistics Credit Facility
Sunoco Logistics maintains a $2.50 billion unsecured credit facility (the “Sunoco Logistics Credit Facility”) which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be extended to $3.25 billion under certain conditions.

The Sunoco Logistics Credit Facility is available to fund Sunoco Logistics’ working capital requirements, to finance acquisitions and capital projects, to pay distributions and for general partnership purposes. The Sunoco Logistics Credit Facility bears interest at LIBOR or the Base Rate, each plus an applicable margin. The credit facility may be prepaid at any time. As of December 31, 2015, the Sunoco Logistics Credit Facility had $562 million of outstanding borrowings.
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

Covenants Related to Sunoco Logistics
Sunoco Logistics’ $2.50 billion credit facility contains various covenants, including limitations on the creation of indebtedness and liens, and other covenants related to the operation and conduct of the business of Sunoco Logistics and its subsidiaries. The credit facility also limits Sunoco Logistics, on a rolling four-quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreement, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. Sunoco Logistics’ ratio of total consolidated debt, excluding net unamortized fair value adjustments, to consolidated Adjusted EBITDA was 3.6 to 1 at December 31, 2015, as calculated in accordance with the credit agreements.
Compliance with our Covenants
We were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of December 31, 2015.
Off-Balance Sheet Arrangements
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
ETP Retail Holdings Guarantee of Sunoco LP Notes
In April 2015, Sunoco LP acquired a 31.58% equity interest in Sunoco, LLC from Retail Holdings for $775 million of cash and $41 million of Sunoco LP common units. The cash portion of the consideration was financed through Sunoco LP’s issuance of $800 million principal amount of 6.375% senior notes due 2023. Retail Holdings entered into a guarantee of collection with Sunoco LP and Sunoco Finance Corp., a wholly owned subsidiary of Sunoco LP, pursuant to which Retail Holdings has agreed to provide a guarantee of collection, but not of payment, to Sunoco LP with respect to the principal amount of the senior notes issued by Sunoco LP.
Contractual Obligations
The following table summarizes our long-term debt and other contractual obligations as of December 31, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$28,702	$301	$2,832	$5,299	$20,270
Interest on long-term debt(1)	28,111	2,837	5,490	5,107	14,677
Payments on derivatives	136	5	115	16	—
Purchase commitments(2)	8,863	5,066	2,273	639	885
Transportation, natural gas storage and fractionation contracts	69	26	39	4	—
Operating lease obligations	485	57	97	79	252
Distributions and redemption of preferred units of a subsidiary(3)	93	3	7	7	76
Other(4)	148	43	48	45	12
Total(5)	$66,607	$8,338	$10,901	$11,196	$36,172

(1)
Interest payments on long-term debt are based on the principal amount of debt obligations as of December 31, 2015. With respect to variable rate debt, the interest payments were estimated using the interest rate as of December 31, 2015. To the extent interest rates change, our contractual obligations for interest payments will change. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further discussion.

(2)
We define a purchase commitment as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for refined product and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the December 31, 2015 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Obligations shown in the table represent estimated payment obligations under these contracts for the periods indicated.

(3)	Assumes the outstanding ETP Preferred Units are redeemed for cash on September 2, 2029.

(4)
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

(5)	Excludes non-current deferred tax liabilities of $4.08 billion due to uncertainty of the timing of future cash flows for such liabilities.
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
Distributions declared during the periods presented were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2012	February 7, 2013	February 14, 2013	$0.8938
March 31, 2013	May 6, 2013	May 15, 2013	0.8938
June 30, 2013	August 5, 2013	August 14, 2013	0.8938
September 30, 2013	November 4, 2013	November 14, 2013	0.9050
December 31, 2013	February 7, 2014	February 14, 2014	0.9200
March 31, 2014	May 5, 2014	May 15, 2014	0.9350
June 30, 2014	August 4, 2014	August 14, 2014	0.9550
September 30, 2014	November 3, 2014	November 14, 2014	0.9750
December 31, 2014	February 6, 2015	February 13, 2015	0.9950
March 31, 2015	May 8, 2015	May 15, 2015	1.0150
June 30, 2015	August 6, 2015	August 14, 2015	1.0350
September 30, 2015	November 5, 2015	November 16, 2015	1.0550
December 31, 2015	February 8, 2016	February 16, 2016	1.0550

The total amounts of distributions declared during the periods presented (all from Available Cash from our operating surplus and are shown in the year with respect to which they relate):

	Years Ended December 31,
	2015	2014	2013
Common Units held by public(1)	$1,970	$1,179	$997
Common Units held by ETE	54	119	268
Class H Units held by ETE	263	219	105
General Partner interest held by ETE	31	21	20
Incentive distributions held by ETE (1)	1,261	754	701
IDR relinquishments net of Class I unit distributions	(111)	(250)	(199)
Total distributions declared to the partners of ETP	$3,468	$2,042	$1,892

(1)	The increases for the year ended December 31, 2015 include the impacts from Common Units issued in the Regency Merger, as well as increases in distributions per unit.
ETE agreed to relinquish its right to the following amounts of incentive distributions in future periods, including distributions on Class I Units:

Total Year
2016	$137
2017	128
2018	105
2019	95
Cash Distributions Paid by Sunoco Logistics
Sunoco Logistics is required by its partnership agreement to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by its general partner.
Distributions declared during the periods presented were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2012	February 8, 2013	February 14, 2013	$0.2725
March 31, 2013	May 9, 2013	May 15, 2013	0.2863
June 30, 2013	August 8, 2013	August 14, 2013	0.3000
September 30, 2013	November 8, 2013	November 14, 2013	0.3150
December 31, 2013	February 10, 2014	February 14, 2014	0.3312
March 31, 2014	May 9, 2014	May 15, 2014	0.3475
June 30, 2014	August 8, 2014	August 14, 2014	0.3650
September 30, 2014	November 7, 2014	November 14, 2014	0.3825
December 31, 2014	February 9, 2015	February 13, 2015	0.4000
March 31, 2015	May 11, 2015	May 15, 2015	0.4190
June 30, 2015	August 10, 2015	August 14, 2015	0.4380
September 30, 2015	November 9, 2015	November 13, 2015	0.4580
December 31, 2015	February 8, 2016	February 12, 2016	0.4790

The total amounts of Sunoco Logistics distributions declared during the periods presented were as follows (all from Available Cash from Sunoco Logistics’ operating surplus and are shown in the period with respect to which they relate):

	Years Ended December 31,
	2015	2014	2013
Limited Partners:
Common units held by public	$344	$225	$173
Common units held by ETP	120	100	82
General Partner interest held by ETP	12	10	5
Incentive distributions held by ETP	281	175	117
Total distributions declared	$757	$510	$377
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which clarifies the principles for recognizing revenue based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU 2014-09, which is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Partnership is currently evaluating the impact, if any, that adopting this new accounting standard will have on our revenue recognition policies.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which changed the requirements for consolidation analysis. Under ASU 2015-02, reporting entities are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015, and early adoption was permitted. We expect to adopt this standard for the year ended December 31, 2016, and we do not anticipate a material impact to our financial position or results of operations as a result of the adoption of this standard.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which simplifies the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. ASU 2015-03 is effective for annual reporting periods after December 15, 2015, including interim periods within that reporting period, with early adoption permitted for financial statements that have not been previously issued. Upon adoption, ASU 2015-03 must be applied retrospectively to all prior reporting period presented. We adopted and applied this standard to all consolidated financial statements presented and there was not a material impact to our financial position or results of operations as a result of the adoption of this standard.
In August 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments. This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Additionally, this update requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Finally, this update requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this update are effective for financial statements issued with fiscal years beginning after December 15, 2015, including interim periods within that reporting period. We do not anticipate a material impact to our financial position or results of operations as a result of the adoption of this standard.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which is intended to improve how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations are now required to classify all deferred tax assets and liabilities as noncurrent.

We adopted the provisions of ASU 2015-17 upon issuance and prior period amounts have been reclassified to conform to the current period presentation.
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
Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the accrual for and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The natural gas industry conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results for the midstream, NGL and intrastate transportation and storage segments are estimated using volume estimates and market prices. Any differences between estimated results and actual results are recognized in the following month’s financial statements. Management believes that the operating results estimated for the year ended December 31, 2015 represent the actual results in all material respects.
Some of the other significant estimates made by management include, but are not limited to, the timing of certain forecasted transactions that are hedged, the fair value of derivative instruments, useful lives for depreciation, depletion and amortization, purchase accounting allocations and subsequent realizability of intangible assets, fair value measurements used in the goodwill impairment test, market value of inventory, assets and liabilities resulting from the regulated ratemaking process, contingency reserves and environmental reserves. Actual results could differ from those estimates.
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
Fair Value of Financial Instruments.  We have commodity derivatives, interest rate derivatives and embedded derivatives in our preferred units that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. Derivatives related to the embedded derivatives in our preferred units are valued using a binomial lattice model. The market inputs utilized in the model include credit spread, probabilities of the occurrence of certain events, common unit price, dividend yield, and expected value, and are considered level 3. See further information on our fair value assets and liabilities in Note 2 of our consolidated financial statements.

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
Except for certain amounts recorded by Panhandle, Sunoco Logistics and our retail marketing operations, discussed below, management was not able to reasonably measure the fair value of asset retirement obligations as of December 31, 2015 and 2014, in most cases because the settlement dates were indeterminable. Although a number of other onshore assets in Panhandle’s system are subject to agreements or regulations that give rise to an ARO upon Panhandle’s discontinued use of these assets, AROs were not recorded because these assets have an indeterminate removal or abandonment date given the expected continued use of the assets with proper maintenance or replacement. Sunoco, Inc. has legal asset retirement obligations for several other assets at its refineries, pipelines and terminals, for which it is not possible to estimate when the obligations will be settled. Consequently, the retirement obligations for these assets cannot be measured at this time. At the end of the useful life of these underlying assets, Sunoco, Inc. is legally or contractually required to abandon in place or remove the asset. Sunoco Logistics believes it may have additional asset retirement obligations related to its pipeline assets and storage tanks, for which it is not possible to estimate whether or when the retirement obligations will be settled. Consequently, these retirement obligations cannot be measured at this time.
Individual component assets have been and will continue to be replaced, but the pipeline and the natural gas gathering and processing systems will continue in operation as long as supply and demand for natural gas exists. Based on the widespread use of natural gas in industrial and power generation activities, management expects supply and demand to exist for the foreseeable future.  We have in place a rigorous repair and maintenance program that keeps the pipelines and the natural gas gathering and processing systems in good working order. Therefore, although some of the individual assets may be replaced, the pipelines and the natural gas gathering and processing systems themselves will remain intact indefinitely
Long-lived assets related to AROs aggregated $18 million and were reflected as property, plant and equipment on our balance sheet as of December 31, 2015 and 2014. In addition, the Partnership had $6 million legally restricted for the purpose of settling AROs that was reflected as other non-current assets as of December 31, 2015.

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
In addition to the probable and estimable losses which have been recorded, management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At December 31, 2015, the aggregate of the estimated maximum reasonably possible losses, which relate to numerous individual sites, totaled approximately $5 million. This estimate of reasonably possible losses comprises estimates for remediation activities at current logistics and retail assets and, in many cases, reflects the upper end of the loss ranges which are described above. Such estimates include potentially higher contractor costs for expected remediation activities, the potential need to use more costly or comprehensive remediation methods and longer operating and monitoring periods, among other things.
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
Deferred Income Taxes. ETP recognizes benefits in earnings and related deferred tax assets for net operating loss carryforwards (“NOLs”) and tax credit carryforwards. If necessary, a charge to earnings and a related valuation allowance are recorded to reduce deferred tax assets to an amount that is more likely than not to be realized by the Partnership in the future. Deferred income tax assets attributable to state and federal NOLs and federal tax alternative minimum tax credit carryforwards totaling $155 million have been included in ETP’s consolidated balance sheet as of December 31, 2015. All of the deferred income tax assets attributable to state and federal NOL benefits expire before 2035 as more fully described below. The state NOL carryforward benefits of $122 million (net of federal benefit) begin to expire in 2016 with a substantial portion expiring between 2029 and 2035. The federal NOLs of $18 million ($6 million in benefits) will expire in 2032 and 2034. Federal alternative minimum tax credit carryforwards of $27 million remained at December 31, 2015. We have determined that a valuation allowance totaling $121 million (net of federal income tax effects) is required for the state NOLs at December 31, 2015 primarily due to significant restrictions on their use in the Commonwealth of Pennsylvania. In making the assessment of the future realization of the deferred tax assets, we rely on future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income based on historical and projected future operating results. The potential need for valuation allowances is regularly reviewed by management. If it is more likely than not that the recorded asset will not be realized, additional valuation allowances which increase income tax expense may be recognized in the period such determination is made. Likewise, if it is more likely than not that additional deferred tax assets will be realized, an adjustment to the deferred tax asset will increase income in the period such determination is made.
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
We use futures and basis swaps, designated as fair value hedges, to hedge our natural gas inventory stored in our Bammel storage facility. At hedge inception, we lock in a margin by purchasing gas in the spot market or off peak season and entering into a financial contract. Changes in the spreads between the forward natural gas prices and the physical inventory spot price result in unrealized gains or losses until the underlying physical gas is withdrawn and the related designated derivatives are settled. Once the gas is withdrawn and the designated derivatives are settled, the previously unrealized gains or losses associated with these positions are realized.
We use futures, swaps and options to hedge the sales price of natural gas we retain for fees in our intrastate transportation and storage segment and operational gas sales on our interstate transportation and storage segment. These contracts are not designated as hedges for accounting purposes.
We use NGL and crude derivative swap contracts to hedge forecasted sales of NGL and condensate equity volumes we retain for fees in our midstream segment whereby our subsidiaries generally gather and process natural gas on behalf of producers, sell the resulting residue gas and NGL volumes at market prices and remit to producers an agreed upon percentage of the proceeds based on an index price for the residue gas and NGL. These contracts are not designated as hedges for accounting purposes.
We use derivatives in our liquids transportation and services segment to manage our storage facilities and the purchase and sale of purity NGL. These contracts are not designated as hedges for accounting purposes.
Sunoco Logistics utilizes swaps, futures and other derivative instruments to mitigate the risk associated with market movements in the price of refined products and NGLs. These contracts are not designated as hedges for accounting purposes.
We use futures and swaps to achieve ratable pricing of crude oil purchases, to convert certain expected refined product sales to fixed or floating prices, to lock in margins for certain refined products and to lock in the price of a portion of natural gas purchases or sales and transportation costs in our retail marketing segment. These contracts are not designated as hedges for accounting purposes.
We use financial commodity derivatives to take advantage of market opportunities in our trading activities which complement our transportation and storage segment’s operations and are netted in cost of products sold in our consolidated statements of operations. We also have trading and marketing activities related to power and natural gas in our all other segment which are also netted in cost of products sold. As a result of our trading activities and the use of derivative financial instruments in our transportation and storage segment, the degree of earnings volatility that can occur may be significant, favorably or unfavorably, from period to period. We attempt to manage this volatility through the use of daily position and profit and loss reports provided to our risk oversight committee, which includes members of senior management, and the limits and authorizations set forth in our commodity risk management policy.

The table below summarizes our commodity-related financial derivative instruments and fair values, including derivatives related to our consolidated subsidiaries, as well as the effect of an assumed hypothetical 10% change in the underlying price of the commodity. Dollar amounts are presented in millions.

	December 31, 2015			December 31, 2014
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	(602,500)	$(1)	$—	(232,500)	$(1)	$—
Basis Swaps IFERC/NYMEX(1)	(31,240,000)	(1)	—	(13,907,500)	—	—
Options – Calls	—	—	—	5,000,000	—	—
Power (Megawatt):
Forwards	357,092	—	2	288,775	—	1
Futures	(109,791)	2	—	(156,000)	2	—
Options – Puts	260,534	—	—	(72,000)	—	1
Options – Calls	1,300,647	—	3	198,556	—	—
Crude (Bbls) – Futures	(591,000)	4	3	—	—	—
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(6,522,500)	—	—	57,500	(3)	—
Swing Swaps IFERC	71,340,000	(1)	—	46,150,000	2	1
Fixed Swaps/Futures	(14,380,000)	(1)	5	(34,304,000)	30	10
Forward Physical Contracts	21,922,484	4	5	(9,116,777)	—	3
Natural Gas Liquid (Bbls) – Forwards/Swaps	(8,146,800)	10	13	(4,417,400)	71	18
Refined Products (Bbls) – Futures	(993,000)	9	5	13,745,755	15	11
Corn (Bushels) – Futures	1,185,000	—	1	—	—	—
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(37,555,000)	—	—	(39,287,500)	3	1
Fixed Swaps/Futures	(37,555,000)	73	9	(39,287,500)	48	12

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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
Interest Rate Risk
As of December 31, 2015, we had $3.59 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $36 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes our interest rate swaps outstanding (dollars in millions), none of which are designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		December 31, 2015	December 31, 2014
July 2015(2)	Forward-starting to pay a fixed rate of 3.38% and receive a floating rate	$—	$200
July 2016(3)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	200	200
July 2017(4)	Forward-starting to pay a fixed rate of 3.84% and receive a floating rate	300	300
July 2018(4)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	200
July 2019(4)	Forward-starting to pay a fixed rate of 3.25% and receive a floating rate	200	300
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	—
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	—
February 2023	Pay a floating rate plus a spread of 1.73% and receive a fixed rate of 3.60%	—	200

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 10 years with a mandatory termination date the same as the effective date.

(3)	Represents the effective date. These forward-starting swaps have terms of 10 and 30 years with a mandatory termination date the same as the effective date.

(4)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $167 million as of December 31, 2015. For the $1.50 billion of interest rate swaps whereby we pay a floating rate and receive a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $53 million. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
Credit Risk
Credit risk refers to the risk that a counterparty may default on its contractual obligations resulting in a loss. Credit policies have been approved and implemented to govern the portfolio of counterparties with the objective of mitigating credit losses. These policies establish guidelines, controls and limits to manage credit risk within approved tolerances by mandating an appropriate evaluation of the financial condition of existing and potential counterparties, monitoring agency credit ratings, and by implementing credit practices that limit exposure according to the risk profiles of the counterparties. Furthermore, the Partnership may, at times, require collateral under certain circumstances to mitigate credit risk as necessary. We also use industry standard commercial agreements which allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty or affiliated group of counterparties.
The Partnership’s counterparties consist of a diverse portfolio of customers across the energy industry, including petrochemical companies, commercial and industrials, oil and gas producers, municipalities, gas and electric utilities, midstream companies and independent power generators. Our overall exposure may be affected positively or negatively by macroeconomic or regulatory changes that impact our counterparties to one extent or another. Currently, management does not anticipate a material adverse effect in our financial position or results of operations as a consequence of counterparty non-performance.
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
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of ETP LLC, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer of ETP LLC, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2015.
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
Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Partners
Energy Transfer Partners, L.P.
We have audited the internal control over financial reporting of Energy Transfer Partners, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2015, and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Dallas, Texas
February 29, 2016

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a–15(f) or Rule 15d–15(f)) that occurred in the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
On February 25, 2016, in connection with his removal as Group Chief Financial Officer and Head of Business Development of ETE and his termination of employment with our General Partner, the members of the General Partner removed Jamie Welch as a director.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Our General Partner manages and directs all of our activities. The activities of our General Partner are managed and directed by its general partner, ETP LLC, which we refer to in this Item as “our General Partner.” Our officers and directors are officers and directors of ETP LLC. ETE, as the sole member of ETP LLC, is entitled under the limited liability company agreement of ETP LLC to appoint all of the directors of ETP LLC. This agreement provides that the Board of Directors of ETP LLC shall consist of not more than 13 persons, at least three of whom are required to qualify as independent directors. As of December 31, 2015, our Board of Directors was comprised of seven persons, four of whom qualified as “independent” under the NYSE’s corporate governance standards. Our Board of Directors determined that Messrs. Collins, Grimm, Perry, and Skidmore all met the NYSE’s independence requirements. Our current directors who are not independent consist of Kelcy L. Warren, ETP LLC’s Chief Executive Officer, and Matthew S. Ramsey, ETP LLC’s President and Chief Operating Officer, as well as Tom Long, the Group Chief Financial Officer of ETE’s general partner and Marshall S. McCrea III, the Group Chief Operating Officer and Chief Commercial Officer of ETE’s general partner.
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
Annual Certification
We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this annual report. In 2015, our CEO provided to the NYSE the annual CEO certification regarding our compliance with the NYSE corporate governance listing standards.
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
Audit Committee
The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board of Directors appoints persons who are independent under the NYSE’s standards for audit committee members to serve on its Audit Committee. In addition, the Board determines that at least one member of the Audit Committee has such accounting or related financial management expertise sufficient to qualify such person as the audit committee financial expert in accordance with Item 407 (d)(5) of Regulation S-K. The Board has determined that based on relevant experience, Audit Committee member David K. Skidmore qualified as Audit Committee financial expert during 2015. A description of the qualifications of Mr. Skidmore may be found elsewhere in this Item under “Directors and Executive Officers of the General Partner.”
The Audit Committee meets on a regularly scheduled basis with our independent accountants at least four times each year and is available to meet at their request. The Audit Committee has the authority and responsibility to review our external financial reporting, review our procedures for internal auditing and the adequacy of our internal accounting controls, consider the qualifications and independence of our independent accountants, engage and direct our independent accountants, including the letter of engagement and statement of fees relating to the scope of the annual audit work and special audit work which may be recommended or required by the independent accountants, and to engage the services of any other advisors and accountants as the Audit Committee deems advisable. The Audit Committee reviews and discusses the audited financial statements with management, discusses with our independent auditors matters required to be discussed by auditing standards, and makes recommendations to the Board of Directors relating to our audited financial statements. The Audit Committee periodically recommends to the Board of Directors any changes or modifications to its charter that may be required. The Board of Directors adopts the charter for the Audit Committee. Messrs. Grimm, Perry and Skidmore currently serve on the Audit Committee.
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
We have established a procedure by which Unitholders or interested parties may communicate directly with the Board of Directors, any committee of the Board, any independent directors, or any one director serving on the Board of Directors by sending written correspondence addressed to the desired person or entity to the attention of our General Counsel at Energy Transfer Partners, L.P., 8111 Westchester Drive, Suite 600, Dallas, Texas 75225 or generalcounsel@energytransfer.com. Communications are distributed to the Board of Directors, or to any individual director or directors as appropriate, depending on the facts and circumstances outlined in the communication.

Directors and Executive Officers of Our General Partner
The following table sets forth certain information with respect to the executive officers and members of the Board of Directors of our General Partner as of February 29, 2016. Executive officers and directors are elected for one-year terms.

Name	Age	Position with Our General Partner
Kelcy L. Warren	60	Chief Executive Officer and Chairman of the Board of Directors
Matthew S. Ramsey	60	President and Chief Operating Officer
Thomas E. Long	59	Chief Financial Officer
Marshall S. (Mackie) McCrea, III	56	Director and ETE Group Chief Operating Officer and Chief Commercial Officer
James M. Wright, Jr.	47	General Counsel
Thomas P. Mason	59	Executive Vice President and General Counsel
Michael J. Hennigan	56	Director, President and Chief Executive Officer of Sunoco Logistics
A. Troy Sturrock	45	Vice President, Controller and Principal Accounting Officer
Ted Collins, Jr.	77	Director
Michael K. Grimm	61	Director
James R. (Rick) Perry	65	Director
David K. Skidmore	60	Director
Messrs. Warren and Ramsey also serve as directors of ETE’s general partner.
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
Matthew S. Ramsey. Mr. Ramsey was appointed as a director of ETE’s general partner on July 17, 2012 and as a director of ETP’s general partner on November 9, 2015. Mr. Ramsey currently serves as President and Chief Operating Officer of ETP’s general partner since November 2015. Mr. Ramsey is also a director of Sunoco LP, serving as chairman of Sunoco LP’s board since April 2015. Mr. Ramsey previously served as President of RPM Exploration, Ltd., a private oil and gas exploration partnership generating and drilling 3-D seismic prospects on the Gulf Coast of Texas. Mr. Ramsey is currently a director of RSP Permian, Inc. (NYSE: RSPP), where he serves as chairman of the compensation committee and as a member of the audit committee. Mr. Ramsey formerly served as President of DDD Energy, Inc. until its sale in 2002. From 1996 to 2000, Mr. Ramsey served as President and Chief Executive Officer of OEC Compression Corporation, Inc., a publicly traded oil field service company, providing gas compression services to a variety of energy clients. Previously, Mr. Ramsey served as Vice President of Nuevo Energy Company, an independent energy company. Additionally, he was employed by Torch Energy Advisors, Inc., a company providing management and operations services to energy companies including Nuevo Energy, last serving as Executive Vice President. Mr. Ramsey joined Torch Energy as Vice President of Land and was named Senior Vice President of Land in 1992. Mr. Ramsey holds a B.B.A. in Marketing from the University of Texas at Austin and a J.D. from South Texas College of Law. Mr. Ramsey is a graduate of Harvard Business School Advanced Management Program. Mr. Ramsey is licensed to practice law in the State of Texas. He is qualified to practice in the Western District of Texas and the United States Court of Appeals for the Fifth Circuit. Mr. Ramsey formerly served as a director of Southern Union Company. The members of our General Partner recognize Mr. Ramsey’s vast experience in the oil and gas space and believe that he provides valuable industry insight as a member of our Board of Directors.
Thomas E. Long.  Mr. Long is the Group Chief Financial Officer of ETE since February 2016. Mr. Long previously served as Chief Financial Officer of our General Partner since April 2015 and as Executive Vice President and Chief Financial Officer of Regency GP LLC from November 2010 to April 2015. From May 2008 to November 2010, Mr. Long served as Vice President and Chief Financial Officer of Matrix Service Company. Prior to joining Matrix, he served as Vice President and Chief Financial Officer of DCP Midstream Partners, LP, a publicly traded natural gas and natural gas liquids midstream business company located in Denver, CO. In that position, he was responsible for all financial aspects of the company since its formation in December 2005. From 1998 to 2005, Mr. Long served in several executive positions with subsidiaries of Duke Energy Corp., one of the nation’s largest electric power companies.
Marshall S. (Mackie) McCrea, III.  Mr. McCrea is the Group Chief Operating Officer and Chief Commercial Officer for the Energy Transfer family and has served in that capacity since November 2015. Mr. McCrea was appointed as a director on December 23, 2009. Prior to that, he was the President and Chief Operating Officer of our General Partner and has served in that capacity from June 2008 to November 2015. Prior to that, he served as President – Midstream of our General Partner from March 2007 to June 2008. Previously he served as the Senior Vice President – Commercial Development since the combination of the operations of ETC OLP and HOLP in January 2004. In March 2005, Mr. McCrea was named president of ETC OLP. Prior to the combination of the operations of ETC OLP and HOLP, Mr. McCrea served as Senior Vice President – Business Development and Producer Services of the general partner of ETC OLP and ET Company I, Ltd., having served in that capacity since 1997. Mr. McCrea also currently serves on the Board of Directors of the general partner of ETE, of Sunoco Logistics and of Sunoco LP. The Board of Directors selected Mr. McCrea to serve as a director because he brings extensive project development and operational experience to the Board. He has held various positions in the natural gas business over the past 25 years and is able to assist the Board of Directors in creating and executing the Partnership’s strategic plan.
James M. Wright, Jr. Jim Wright was elected General Counsel of our General Partner in December 2015. Mr. Wright has been a part of the Energy Transfer legal team with increasing levels of responsibility since July 2005, and served as its Deputy General Counsel since May 2008. Prior to joining Energy Transfer, Mr. Wright gained significant experience at Enterprise Products Partners, L.P., El Paso Corp., Sonat Exploration Company and KPMG Peat Marwick LLP. Mr. Wright earned a Bachelor of Business Administration degree in Accounting and Finance from Texas A&M University and a JD from South Texas College of Law.
Thomas P. Mason.  Tom Mason became Executive Vice President and General Counsel of the general partner of ETE in December 2015. Mr. Mason served as Senior Vice President, General Counsel and Secretary of our General Partner from April 2012 to December 2015. Mr. Mason previously served as Vice President, General Counsel and Secretary from June 2008 and as General Counsel and Secretary of our General Partner from February 2007. Prior to joining ETP, he was a partner in the Houston office of Vinson & Elkins. Mr. Mason has specialized in securities offerings and mergers and acquisitions for more than 25 years. Mr. Mason also serves on the Board of Directors of the general partner of Sunoco Logistics.
Michael P. Hennigan. Mr. Hennigan was elected to the Board of Sunoco Logistics in April 2010. He was elected President and Chief Executive Officer, effective March 1, 2012. Prior to that, he was President and Chief Operating Officer from July 2010 until March 2012. From May 2009 until July 2010, Mr. Hennigan served as Vice President, Business Development. Prior to joining the general partner of Sunoco Logistics, he was employed in the following positions at Sunoco, Inc.: Senior Vice President, Business Improvement from October 2008 to May 2009, and Senior Vice President, Supply, Trading, Sales and Transportation from February 2006 to October 2008. Mr. Hennigan has served as a member of the board of directors of Niska Gas Storage Partners LLC since September 10, 2014.
A. Troy Sturrock. Mr. Sturrock has served as the Vice President and Controller of Energy Transfer Partners, L.L.C. since June 2015. Mr. Sturrock previously served as Vice President and Controller of Regency GP LLC from February 2008, and in November 2010 was appointed as the principal accounting officer. From June 2006 to February 2008, Mr. Sturrock served as the Assistant Controller and Director of financial reporting and tax for Regency GP LLC. From January 2004 to June 2006, Mr. Sturrock was associated with the Public Company Accounting Oversight Board, where he was an inspection specialist in the division of registration and inspections. Mr. Sturrock served in various roles at PricewaterhouseCoopers LLP from 1995 to 2004, most recently as a senior manager in the audit practice specializing in the transportation and energy industries. Mr. Sturrock is a Certified Public Accountant.
Ted Collins, Jr.  Mr. Collins has been an independent oil and gas producer since 2000. He also serves as a Director of Oasis Petroleum Corp., CLL Global Research Foundation and RSP Permian, Inc. (NYSE: RSPP). Mr. Collins is also the Chairman of the Board of Managers of Coronado Midstream, LLC. He has also served on both the Audit Committee and Nominating and Governance Committee for Oasis Petroleum Corp. since May of 2011. Mr. Collins previously served as President of Collins & Ware Inc. from 1988 to 2000, when its assets were sold to Apache Corporation. From 1982 to 1988 Mr. Collins was President of Enron Oil & Gas Co. and its predecessors, HNG Oil Company and HNG Internorth Exploration Co. From 1969 to 1982, Mr. Collins served as Executive Vice President of American Quasar Petroleum Company. Mr. Collins has served as a director of our General Partner since August 2004. Mr. Collins is a past President of the Permian Basin Petroleum Association; the Permian Basin Landmen’s Association, the Petroleum Club of Midland and has served as Chairman of the Midland Wildcat Committee since 1984. The Board selected Mr. Collins to serve as a director because of his previous experience as an executive in various positions in the oil and gas industry. In addition, as a public company director at various other companies, Mr. Collins has been involved in succession planning, compensation, employee management and the evaluation of acquisition properties.
Michael K. Grimm.  Mr. Grimm is one of the original founders of Rising Star Energy, L.L.C., a privately held upstream exploration and production company active in onshore continental United States, and served as its President and Chief Executive Officer from 1995 until 2006 when it was sold. Currently, Mr. Grimm is President of Rising Star Energy Development Company, Rising Star Petroleum, LLC and is Chairman of the Board of RSP Permian (NYSE: RSPP), which is active in the drilling and developing of West Texas Permian Basin oil reserves. Prior to the formation of the first Rising Star companies, Mr. Grimm was Vice President of Worldwide Exploration and Land for Placid Oil Company from 1990 to 1994. Prior to joining Placid Oil Company, Mr. Grimm was employed by Amoco Production Company for 13 years. Mr. Grimm has been an active member of the Independent Petroleum Association of America, the American Association of Professional Landmen, Dallas Producers Club, Dallas Wildcat Committee, and Fort Worth Wildcatters. Mr. Grimm has served as a director of our General Partner since December 2005 and is Chairman of the Audit Committee and the Compensation Committee. He has a B.B.A. from the University of Texas at Austin. The Board selected Mr. Grimm to serve as a director because of his extensive experience in the energy industry and his service as a senior executive at several energy-related companies, in addition to his contacts in the industry gained through his involvement in energy-related organizations.
James R. (Rick) Perry. Mr. Perry has served as a director of our general partner since February 2015.  Prior to joining ETP, Mr. Perry served as Governor of the State of Texas from 2000 to 2015. Mr. Perry served as Lieutenant Governor of Texas from 1998 to 2000, and as Agriculture Commissioner from 1991 to 1998.  Prior to 1991, Mr. Perry also served in the Texas House of Representatives. The Board selected Mr. Perry to serve as a director because of his vast experience as an executive in the highest office of state government. In addition, Mr. Perry has been involved in finance and budget planning processes throughout his career in government as a member of the Texas House Appropriations Committee, the Legislative Budget Board and as Governor.
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
Based solely on our review of the copies of such forms received by us, or written representations from reporting persons, we believe that during the year ended December 31, 2015, all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were met in a timely manner, except as set forth below:

•	a late Form 4 filed by Mr. David Skidmore on September 2, 2015;

•	a late Form 4 filed by Mr. Kelcy Warren on June 30, 2015; and

•	a late Form 3 filed by Mr. Robert Owens on March 25, 2015.
ITEM 11.  EXECUTIVE COMPENSATION
Overview
As a limited partnership, we are managed by our General Partner, which in turn is managed by its general partner, ETP LLC, which we refer to in this Item as “our General Partner.” As of December 31, 2015, ETE owned 100% of our General Partner, approximately 0.5% of our outstanding Common Units and 100% of our outstanding Class H and Class I Units. All of our employees are employed by and receive employee benefits from our Operating Companies.
Compensation Discussion and Analysis
Named Executive Officers
We do not have officers or directors. Instead, we are managed by the board of directors of our General Partner, and the executive officers of our General Partner perform all of our management functions. As a result, the executive officers of our General Partner are essentially our executive officers, and their compensation is administered by our General Partner. This Compensation Discussion and Analysis is, therefore, focused on the total compensation of the executive officers of our General Partner as set forth below. The executive officers we refer to in this discussion as our “named executive officers” are the following officers of our General Partner:

•	Kelcy L. Warren, Chairman and Chief Executive Officer;

•	Marshall S. (Mackie) McCrea, III, former President and Chief Operating Officer and current Group Chief Operating Officer and Chief Commercial Officer of ETE’s general partner;

•	Matthew S. Ramsey, President and Chief Operating Officer;

•	Thomas E. Long, Chief Financial Officer and Group Chief Financial Officer of ETE’s general partner;

•	Martin Salinas, Jr., former Chief Financial Officer;

•	Thomas P. Mason, former Senior Vice President, General Counsel and Secretary and current Executive Vice President and General Counsel of ETE’s general partner; and

•	Michael J. Hennigan, President and Chief Executive Officer of Sunoco Partners LLC.
In November 2015, Mr. McCrea was promoted to Group Chief Operating Officer and Chief Commercial Officer of ETE’s general partner and Mr. Ramsey was appointed as President and Chief Operating Officer of our General Partner to replace Mr. McCrea. In December 2015, Mr. Mason was promoted from Senior Vice President, General Counsel and Secretary of our General Partner to Executive Vice President and General Counsel of ETE’s general partner. As Messrs. McCrea and Mason served our General Partner in their ETP executive capacities for significant portions of 2015, we have included them as named executive officers herein.
During 2015, Mr. Hennigan’s primary business responsibilities related to ETP’s Investment in Sunoco Logistics segment, including Sunoco Logistics and its consolidated subsidiaries. The compensation committee of Sunoco Logistics’ general partner sets the components of Mr. Hennigan’s compensation, including salary, long-term incentive awards and annual bonus utilizing the same philosophy and methodology adopted by our General Partner.

Effective April 30, 2015, Mr. Salinas resigned as Chief Financial Officer of our General Partner and terminated his employment. In recognition of his services to ETP, Mr. Salinas and ETP entered into a Separation and Non-Solicit Agreement and Full Release of Claims (the “Separation Agreement”), which became effective, after expiration of a revocation period, on May 9, 2015. The Separation Agreement, from a compensation perspective provided for:

(i)
Payment to Mr. Salinas of a lump sum total gross amount equal to $307,500, less all required government payroll deductions and withholding, which is an amount equal to eight months of Mr. Salinas’ base salary;

(ii)
An additional lump sum payment to Mr. Salinas of $546,750, less all required government payroll deductions and withholding, which is an amount equal to Mr. Salinas’ target bonus award for 2015 under the Energy Transfer Partners, L.L.C. Annual Bonus Plan (the “Bonus Plan”);

(iii)
Payment by ETP of the full cost of Mr. Salinas’ premium for continued health insurance coverage under ETP’s health insurance plan and the Consolidated Omnibus Budget Reconciliation Act for a period of seven months; and

(iv)
Acceleration of the vesting of all unvested restricted common units awarded to Mr. Salinas pursuant to the terms of the Second Amended and Restated Partnership 2008 Long Term Incentive Plan (the “2008 Incentive Plan”) and the Sunoco Partners LLC Long Term Incentive Plan, as amended (the “Sunoco Logistics Plan”). As of May 9, 2015, Mr. Salinas had outstanding awards under the 2008 Incentive Plan of 61,841 restricted common units and 32,600 restricted common units under the Sunoco Logistics Plan that were otherwise not scheduled to vest until after the Employee’s termination of employment.

Our General Partner’s Philosophy for Compensation of Executives
In general, our General Partner’s philosophy for executive compensation is based on the premise that a significant portion of each executive’s compensation should be incentive-based or “at-risk” compensation and that executives’ total compensation levels should be highly competitive in the marketplace for executive talent and abilities. Our General Partner seeks a total compensation program for the named executive officers that provides for a slightly below the median market annual base compensation rate (i.e. approximately the 40th percentile of market) but incentive-based compensation composed of a combination of compensation vehicles to reward both short and long-term performance that are both targeted to pay-out at approximately the top-quartile of market. Our General Partner believes the incentive-based balance is achieved by (i) the payment of annual discretionary cash bonuses that consider the achievement of the Partnership’s financial performance objectives for a fiscal year set at the beginning of such fiscal year and the individual contributions of our named executive officers to the success of the Partnership and the achievement of the annual financial performance objectives and (ii) the annual grant of time-based restricted unit awards under our equity incentive plan(s), which awards are intended to provide a longer term incentive and retention value to our key employees to focus their efforts on increasing the market price of our publicly traded units and to increase the cash distribution we pay to our Unitholders.
Prior to December 2012, our equity awards were primarily in the form of restricted unit awards that vest over a specified time period, with substantially all of these awards vesting over a five-year period at 20% per year based generally on continued employment through each specified vesting date. Beginning in December 2012, we began granting restricted unit awards that vest, based generally upon continued employment, at a rate of 60% after the third anniversary of the award and the remaining 40% after the fifth anniversary of the award. Our General Partner believes that these equity-based incentive arrangements are important in attracting and retaining our executives and key employees as well as motivating these individuals to achieve our business objectives. The equity-based compensation also reflects the importance we place on aligning the interests of our executives, including the named executive officers with those of our Unitholders.
While we are responsible for the direct payment of the compensation of our named executive officers as employees of ETP or its controlled affiliates, ETP does not participate or have any input in any decisions as to the compensation policies of our General Partner or the compensation levels of the executive officers of our General Partner. The compensation committee of the board of directors of our General Partner (the “ETP Compensation Committee”) is responsible for the approval of the compensation policies and the compensation levels of these executive officers. We directly pay these executive officers in lieu of receiving an allocation of overhead related to executive compensation from our General Partner. For a more detailed description of the compensation of our named executive officers, please see “Compensation Tables” below.
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
Components of Executive Compensation
For the year ended December 31, 2015, the compensation paid to our named executive officers, other than our Chief Executive Officer, consisted of the following components:

•	annual base salary;

•	non-equity incentive plan compensation consisting solely of discretionary cash bonuses;

•	time-vested restricted unit awards under the equity incentive plan(s);

•	payment of distribution equivalent rights (“DERs”) on unvested time-based restricted unit awards under our equity incentive plan(s);

•	vesting of previously issued time-based awards issued pursuant to our equity incentive plan(s);

•	compensation resulting from the vesting of equity issuances made by an affiliate; and

•	401(k) plan employer contributions.
Mr. Warren, our Chief Executive Officer, has voluntarily elected not to accept any salary, bonus or equity incentive compensation (other than a salary of $1.00 per year plus an amount sufficient to cover his allocated employee premium contributions for health and welfare benefits).
Methodology
The ETP Compensation Committee considers relevant data available to it to assess our competitive position with respect to base salary, annual short-term incentives and long-term incentive compensation for our executive officers. The Compensation Committee also considers individual performance, levels of responsibility, skills and experience.
Periodically, the compensation committee of the general partner of ETE (the “ETE Compensation Committee”) or the ETP Compensation Committee engages a third-party consultant to provide market information for compensation levels at peer companies in order to assist in the determination of compensation levels for our executives, including the named executive officers. In 2015, Longnecker & Associates (“Longnecker”) evaluated the market competitiveness of total compensation levels of a number of executives of ETE, ETP and Sunoco Logistics to provide market information with respect to compensation of those executives. In particular, the review by Longnecker was designed to (i) evaluate the market competitiveness of total compensation levels for certain members of senior management, including our named executive officers; (ii) assist in the determination of appropriate compensation levels for our senior management, including the named executive officers; and (iii) confirm that our compensation programs were yielding compensation packages consistent with our overall compensation philosophy. This review by Longnecker was deemed necessary to update the most recent review by Mercer (US) Inc. during 2013, especially in light of the on-going growth of the family of partnerships as a result of the series of transforming transactions we have completed over the past few years, which have continued to significantly increase our size and scale from both a financial and asset perspective.

In conducting its review, Longnecker specifically considered the larger size of the combined ETE and ETP entities from an energy industry perspective, to form a public peer group, inclusive of energy and non-energy related peers, against which ETE and ETP can compare total compensation for its executives, including the named executive officers. We worked with Longnecker in the development of the final “peer group” of leading companies in the energy industry that most closely reflect our profile in terms of revenues, assets and market value as well as compete with us for talent at the senior management level and similarly situated general industry companies with similar revenues, assets and market value. The identified companies were:

Energy Peer Group:
• Conoco Phillips	• Anadarko Petroleum
• Enterprise Products Partners, L.P.	• Marathon Oil Corporation
• Plains All American Pipeline, L.P.	• Kinder Morgan Energy Partners, L.P.
• Halliburton Company	• The Williams Companies, Inc.
• Valero Energy Corporation
General Industry Peer Group:
• The Boeing Company	• United Technologies Corporation
• Dow Chemical Company	• United Parcel Service, Inc.
• Caterpillar Inc.	• FedEx Corporation
• Lockheed Martin Corporation	• Honeywell International Inc.
• Deere & Company
The compensation analysis provided by Longnecker covered all major components of total compensation, including annual base salary, annual short-term cash bonus and long-term incentive awards for the senior executives of these companies. In preparing the review materials, Longnecker utilized generally accepted compensation principles as determined by WorldatWork and gathered data from the public peer companies and published salary surveys.
The ETP Compensation Committee reviewed the information provided by Longnecker, including Longnecker’s specific conclusions and recommended considerations for all compensation going forward, but focused specifically on the industry related data to compare the levels of annual base salary, annual short-term cash bonus and long-term equity incentive awards at these other companies with those of our named executive officers to ensure that compensation of our named executive officers is both consistent with our compensation philosophy and competitive with the compensation for executive officers of these other companies. The ETP Compensation Committee considered and reviewed the results of the study performed by Longnecker to determine if the results indicated that our compensation programs were yielding a competitive total compensation model prioritizing incentive-based compensation and rewarding achievement of short and long-term performance objectives. The ETP Compensation Committee also specifically evaluated benchmarked results for the annual base salary, annual short-term cash bonus or long-term equity incentive awards of the named executive officers to the compensation levels at the identified “energy peer group” companies and considered Longnecker’s conclusions and recommendations. While Longnecker found that ETP is achieving its stated objectives with respect to the “at-risk” approach, they also found that certain adjustments should be implemented to allow ETP to achieve its targeted percentiles on base compensation and incentive compensation (short and long-term).
Longnecker did not provide any non-executive compensation services for ETP during 2015. In addition to the information received as a result of a periodic engagement of a third party consultant, the ETP Compensation Committee also utilizes information obtained from other sources, such as annual third party surveys, in its determination of compensation levels for our named executive officers.
In respect of Sunoco Logistics, during 2015 Longnecker reviewed various metrics in order to recognize that Sunoco Logistics structure is unique given that (i) in certain respects, Sunoco Logistics operates as significant operational division of ETP; (ii) for certain corporate functions Sunoco Logistics receives certain shared-service support from ETE and ETP; and (iii) in other operational related functions, Sunoco Logistics operates as an independent publicly-traded organization. As such, Longnecker reviewed certain of the executives, including the named executive officers of Sunoco Logistics, in their specific functions to determine the appropriate benchmarking technique. In all circumstances, Longnecker considered Sunoco Logistics annual revenues and market capitalization levels in its benchmarking.

In conducting its review with respect to Sunoco Logistics’ executives that were considered to have roles consistent with those of an executive at an independent publicly-traded entity, Longnecker worked with ETP and Sunoco Logistics to identify a “peer group” of companies in the energy industry that most closely reflect Sunoco Logistics profile in terms of revenues, assets and market value as well as compete with Sunoco Logistics for talent at the senior management level. The identified companies included:

Energy Peer Group:
• Buckeye Partners, L.P.	• PBF Energy Inc.
• Enbridge Energy Partners, L.P.	• Plains All American Pipeline, L.P.
• HollyFrontier Corporation	• Spectra Energy Corp.
• MarkWest Energy Partners, L.P.	• Targa Resources Corp.
• NGL Energy Partners LP	• Tesoro Corporation
• ONEOK Inc.
The compensation analysis provided by Longnecker covered all major components of total compensation, including annual base salary, annual short-term cash bonus and long-term incentive awards for the senior executives for certain companies in the oil and gas industry. The compensation committee of the general partner of Sunoco Logistics (“SXL Compensation Committee”) utilized the information provided by Longnecker to ensure that the total compensation is both competitive with the market information received and consistent with ETE’s compensation philosophy. While Longnecker found that Sunoco Logistics is achieving its stated objectives with respect to the “at-risk” approach, they also found that certain adjustments should be implemented to allow Sunoco Logistics to achieve its targeted percentiles on base compensation and incentive compensation (short and long-term).
Base Salary.  Base salary is designed to provide for a competitive fixed level of pay that attracts and retains executive officers, and compensates them for their level of responsibility and sustained individual performance (including experience, scope of responsibility and results achieved). The salaries of the named executive officers are reviewed on an annual basis. As discussed above, the base salaries of our named executive officers are targeted to yield an annual base salary slightly below the median level of market (i.e. approximately the 40th percentile of market) and are determined by the ETP Compensation Committee after taking into account the recommendations of Mr. Warren. During the 2015 merit review process in July, the ETP Compensation Committee approved an increase to Mr. McCrea of 6.3% to $850,000 from its prior level of $800,000; a 12.5% increase to Mr. Long to $450,000 from its prior level of $400,000 and a 3.0% increase to Mr. Mason to $566,500 from its prior level of $550,000. The ETP Compensation Committee determined that the increases to Messrs. McCrea, Long and Mason were warranted based on the results of the Longnecker study, the factors described below under “Annual Bonus” and, in Mr. Long’s case, the increase in duties from his prior role with Regency Energy Partners LP. Mr. Ramsey’s base salary of $625,000, which was effective on his commencement of employment, was approved by the ETP Compensation Committee and set forth in his offer letter. Our CEO (who has voluntarily elected to forgo any base compensation) and Mr. Salinas (who was terminated prior to merit cycle review) did not receive any base salary adjustments during 2015.
In the case of Mr. Hennigan, the SXL Compensation Committee, in consultation with the General Partner, increased his base salary 4.2% to $625,000 from its previous level of $600,000; this increase was approved in July 2015. Mr. Hennigan’s increase was based principally on the results of the Longnecker review of Sunoco Logistics.
In addition, as reflected in the Compensation Discussion and Analysis of ETE, Mr. McCrea received an additional base compensation increase from $850,000 to $1,000,000 in connection with his appointment as Group Chief Operating Officer and Group Chief Commercial Officer of the general partner of ETE in November 2015.
Annual Bonus.  In addition to base salary, the ETP Compensation Committee makes a determination whether to award our named executive officers, other than our CEO (who has voluntarily elected to forgo any annual bonuses), discretionary annual cash bonuses following the end of the year under the Bonus Plan.
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
For 2015, annual bonuses awarded to Messrs. McCrea, Ramsey, Long and Mason were determined under the Bonus Plan. The ETP Compensation Committee’s evaluation of performance and determination of an overall available bonus pool is based on the

Partnership’s internal earnings target generally based on targeted EBITDA (the “Earnings Target”) budget and the performance of each department compared to the applicable departmental budget (with such performance measured based on the specific dollar amount of general and administrative expenses set for each department). The two performance criteria are weighted 75% on the internal Earnings Target budget criteria and 25% on internal department financial budget criteria. Internal Earnings Target is the primary performance factor in determining annual bonuses, while internal department financial budget criteria is considered to ensure that the Partnership is effectively managing general and administrative costs in a prudent manner.
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
In general, the ETP Compensation Committee believes that Partnership performance at or above the internal Earnings Target and at or below internal department financial budgets would support bonuses to our named executive officers ranging from 100% to 125% of their annual base earnings (which amount reflects the actual base salary earned during the calendar year to reflect periods before and after any base salary adjustments). For 2015, in connection with the Longnecker study, the ETP Compensation Committee adjusted the short-term annual cash bonus pool targets for each of the named executive officers. The specific targets are as follows: for Mr. McCrea, 160% of his annual base earnings, which represents an increase from his previous level of 140%, for Mr. Long, 125% of his annual base earnings, which represents an increase from his previous level of 120% and for Mr. Mason, 130% of his annual base earnings, which represents an increase from his previous level of 120%. Mr. Ramsey’s target of 140% was approved by the ETP Compensation Committee and set by his initial offer letter.
For 2015 at Sunoco Logistics annual bonuses were determined under the Sunoco Partners LLC Amended and Restated Annual Short-Term Incentive Bonus Plan (the “SXL Bonus Plan”). Mr. Hennigan’s target of 140% of his annual base earnings, which represents an increase from his previous target of 135%, was developed and approved by the SXL Compensation Committee of in response to the Longnecker study.
In respect of 2015 performance, in February 2016, the ETP Compensation Committee approved cash bonuses relating to the 2015 calendar year to Messrs. Ramsey and Long in the amounts of $200,000 and $480,296, respectively. In the case of Mr. Ramsey, his bonus amount represents an upward adjustment from his target of $97,175 at the Partnership’s 96.25% funding level, based on the Partnership’s achievement of 95% of the internal Earnings Target and 100% of the internal department financial budget criteria. Mr. Long’s award represents payout at his target bonus based on his annual base earnings at the Partnership’s 96.25% funding level.
The ETE Compensation Committee approved a cash bonus relating to the 2015 calendar year to Mr. McCrea in the amount of $1,294,192, representing payout at his target bonus based on the achievement of 95% of the internal Earnings Target and 100% of the internal department financial budget criteria.
With respect to Mr. Mason, in February 2016, the ETE Compensation Committee approved a one-time special incentive retention bonus in the amount of $6,300,000 (the “Special Bonus”) of which $697,716 related to his 2015 bonus award under the Bonus Plan.  The Special Bonus was approved by the ETE Compensation Committee based on a recommendation of ETE senior management in recognition of, among other things, (i) Mr. Mason’s appointment as the Executive Vice President and General Counsel of the general partner of ETE; (ii) his 2015 calendar year performance; and (iii) his contributions to ETE and its family of partnerships on several key initiatives, including (a) the drop-down transactions by and between ETP and Sunoco LP, (b) the proposed merger transaction between the ETE and The Williams Companies, Inc., (c) ETE’s liquefied natural gas (LNG) export project, and (d) the simplification of the overall Energy Transfer family structure.  The approval of the Special Bonus by the ETE Compensation Committee was conditioned upon entry by Mr. Mason into a Retention Agreement with ETE (the “Retention Agreement”) which provides (i) if, prior to the third (3rd) anniversary of the effective date of the Retention Agreement, Mr. Mason’s employment with ETE or one of its affiliates terminates (other than as a result of (x) a termination without cause by ETE or by Mr. Mason for Good Reason; (y) his death; or (z) his permanent disability as determined by ETE), he will be obligated to remit and repay one-hundred percent (100%) of the Special Bonus to ETE; (ii) if, after the third (3rd) anniversary but prior to the fourth (4th) anniversary of the effective date of the Retention Agreement, Mr. Mason’s employment with ETE or one of its affiliates terminates (other than as a result of (x) a termination without cause by ETE or by Mr. Mason for Good Reason; (y) his death; or (z) his permanent disability as determined by ETE), he will be obligated to remit and repay seventy-five percent (75%) of the Special Bonus to ETE; and (iii) if, after the fourth (4th) anniversary but prior to the fifth (5th) anniversary of the effective date of the Retention Agreement, Mr. Mason’s employment with ETE or one of its affiliates terminates (other than as a result of (x) a termination without cause by ETE or by Mr. Mason for Good Reason; (y) his death; or (z) his permanent disability as determined by ETE), he will be obligated to remit and repay fifty percent (50%) of the Special Bonus to ETE.  Mr. Mason and ETE entered into the Retention Agreement on February 24, 2016.

The SXL Compensation Committee approved a cash bonus relating to the 2015 calendar year to Mr. Hennigan in the amount of $856,152, representing a payout at his target bonus amount based on Sunoco Logistics 100% pool funding under the SXL Bonus Plan.
In approving the 2015 bonuses of the named executive officers, the ETE Compensation Committee, the ETP Compensation Committee and the SXL Compensation Committee took into account the achievement by the respective partnerships of all of the targeted performance objectives for 2015 and the individual performances of each of the named executive officers, as well as the Longnecker study results. With respect to the award of the Special Bonus to Mr. Mason, the ETE Compensation Committee took into consideration the factors enumerated as well as the achievement by ETE of all of the targeted performance objectives for 2015, his individual performance and the Longnecker study. The cash bonuses awarded to each of the executive officers for 2015 performance were consistent with their applicable bonus pool targets.
Equity Awards.  ETP currently has three incentive plans: (i) the Amended and Restated Energy Transfer Partners, L.P. 2004 Unit Plan (as amended and restated as of June 27, 2007, the “2004 Unit Plan”), (ii) 2008 Incentive Plan and (iii) the Energy Transfer Partners, L.P. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Incentive Plan”). Each of the 2004 Unit Plan, 2008 Incentive Plan and 2011 Incentive Plan authorizes the ETP Compensation Committee, in its discretion, to grant awards of restricted units, phantom units, unit options and other awards related to our units upon such terms and conditions as it may determine appropriate and in accordance with general guidelines as defined by each such plan. The ETP Compensation Committee determined and/or approved the terms of the unit grants awarded to our named executive officers, including the number of Common Units subject to the restricted unit award and the vesting structure of those restricted unit awards. All of the awards granted to the named executive officers under these equity incentive plans have consisted of restricted unit awards that are subject to vesting over a specified time period. Upon vesting of any restricted unit award, ETP Common Units are issued. During 2015, Mr. Hennigan participated in the Sunoco Partners LLC Long-Term Incentive Plan, as amended, (the “Sunoco Logistics Plan”) under which restricted units are awarded, such restricted units have the same vesting terms as awards under the 2008 Incentive Plan.
For 2015, in connection with the Longnecker study, the ETP Compensation Committee in July 2015, approved increased targets for each of the named executive officers. Mr. McCrea’s annual long-term incentive target increased from 750% of his annual base salary to 900% of his base salary. In the cases of Messrs. Long and Mason, their annual long-term incentive targets increased to 400% and 500% of their annual base salary, respectively; from their previous levels of 300% and 400%, respectively. Mr. Ramsey’s target of 600% was approved by the ETP Compensation Committee and set by his initial offer letter. The SXL Compensation Committee, in consultation with the General Partner, increased Mr. Hennigan’s annual long-term target from 500% of his annual base salary to 600% of his base salary in consideration of the Longnecker study.
In December 2015, the ETP Compensation Committee approved grants of restricted unit awards to Messrs. McCrea, Ramsey, Long and Mason of 123,507 units, 77,190 units, 18,525 units and 29,155 units, respectively, under the 2008 Incentive Plan related to ETP Common Units. As described below in the section titled “Subsidiary Equity Awards,” for 2015, in discussions between the ETE Compensation Committee and ETP Compensation Committees, as well as, the SXL Compensation Committee and the compensation committees of the general partners of Sunoco LP, it was determined that portions of total long-term incentive award target values of Messrs. McCrea, Long and Mason would be composed of restricted units awarded under the 2008 Incentive Plan as well as restricted/ restricted phantom units under the equity incentive plans of Sunoco Logistics and Sunoco LP in consideration for their roles and responsibilities at those partnerships.
For Mr. McCrea, his total 2015 total long-term incentive awards were allocated approximately 2/3 to the 2008 Incentive Plan and 1/3 to the Sunoco Logistics Plan. At Sunoco Logistics, Mr. McCrea serves as Chairman of the Board of Sunoco Logistics’ general partner. For Mr. Mason, his total 2015 long-term awards were allocated 50% to the 2008 Incentive Plan, 25% to Sunoco Logistics Plan and 25% to the Sunoco LP equity plan. Mr. Mason serves on the board of Sunoco Logistics and as a legal advisor in matters related to mergers and acquisitions and financing activities to both Sunoco Logistics and Sunoco LP. For Mr. Long, his total 2015 long-term awards were allocated 50% to the 2008 Incentive Plan, 20% to the Sunoco Logistics Plan and 30% to the Sunoco LP equity plan. Mr. Long serves as a financial advisor in matters related to mergers and acquisitions and financing activities to both Sunoco Logistics and Sunoco LP.
It is expected that future long-term incentive awards to the named executive officers of the Partnership and ETE will recognize a similar aggregation of restricted/phantom restricted units under long-term incentive plans of the Partnership, Sunoco Logistics and/or Sunoco LP, as applicable. The terms and conditions of the restricted unit awards to Messrs. McCrea, Long and Mason under the Sunoco Logistics and Sunoco LP equity incentive plans are identical to the terms and conditions of the restricted unit awards under the 2008 Incentive Plan applicable to Messrs. McCrea, Long and Mason.
The restricted unit awards provide for vesting over a five-year period, with 60% vesting at the end of the third year and the remaining 40% vesting at the end of the fifth year, generally subject to continued employment through each specified vesting date. The restricted unit awards entitle the recipients of the restricted unit awards to receive, with respect to each ETP Common Unit subject to such award that has not either vested or been forfeited, a DER cash payment promptly following each such distribution by us to our Unitholders. In approving the grant of such restricted unit awards, the Compensation Committee took into account the same factors as discussed above under the caption “Annual Bonus,” the long-term objective of retaining such individuals as key drivers of the Partnership’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity awards subject to vesting. Vesting of the 2014 and 2015 awards would accelerate in the event of the death or disability of the named executive officer or in the event of a change in control of the Partnership as that term is defined under the 2008 Incentive Plan.
In the case of Mr. Hennigan, he received a long-term incentive awards under the Sunoco Logistics Plan for 2015. The award of 116,750 restricted units was awarded by the SXL Compensation Committee. This award was awarded on identical terms and conditions with respect to vesting and the right to DER payments, as those awarded to Messrs. McCrea, Long and Mason under the 2008 Incentive Plan in 2015.
The issuance of Common Units pursuant to our equity incentive plans is intended to serve as a means of incentive compensation; therefore, no consideration will be payable by the plan participants upon vesting and issuance of the Common Units.
The restricted unit awards under the 2008 Incentive Plan as well as awards under the Sunoco Logistics and Sunoco LP equity incentive plans generally require the continued employment of the recipient during the vesting period, provided however, the unvested awards will be accelerated in the event of a change in control of the applicable partnership or the death or disability of the award recipient prior to the applicable vesting period being satisfied. In addition, in the event of a change in control of ETP, all unvested awards granted under the 2004 Unit Plan, as well as awards granted in 2014 and 2015 under the 2008 Incentive Plan and the 2011 Incentive Plan, as applicable, would be accelerated. For awards previously granted under the 2008 Incentive Plan prior to December 2014, unvested awards may also become vested upon a change in control at the discretion of the Compensation Committee. Under the Sunoco Logistics and Sunoco LP equity incentive plans, awards granted in 2014 and 2015 would be accelerated in the event of a change in control of the applicable partnership.
The ETP Compensation Committee or the compensation committees of one of the affiliated partnerships has in the past and may in the future, but is not required to, accelerate the vesting of unvested restricted unit awards in the event of the termination or retirement of an executive officer. The ETP Compensation Committee accelerated the vesting of 61,841 ETP restricted unit awards and the SXL Compensation Committee accelerated the vesting of 32,600 Sunoco Logistics restricted unit awards, with realized vesting values of $3,505,828 and $1,347,358, respectively, upon the resignation of Mr. Salinas. The ETP Compensation Committee did not accelerate the vesting of restricted unit awards to any other named executive officers in 2015.
As discussed below under “Potential Payments Upon a Termination or Change of Control,” certain equity awards automatically accelerate upon a change in control event, which means vesting automatically accelerates upon a change of control irrespective of whether the officer is terminated. In addition, the 2015 award to Mr. Ramsey in accordance with the terms of his offer letter, the 2014 awards to Mr. McCrea and the 2014 award to Mr. Hennigan included a provision in the applicable award agreement for acceleration of unvested restricted unit awards upon a termination of employment without “cause” by the general partner of the applicable partnership issuing the award. For purposes of the awards the term “cause” shall mean: (i) a conviction (treating a nolo contendere plea as a conviction) of a felony (whether or not any right to appeal has been or may be exercised), (ii) willful refusal without proper cause to perform duties (other than any such refusal resulting from incapacity due to physical or mental impairment), (iii) misappropriation, embezzlement or reckless or willful destruction of property of the partnership or any of its affiliates, (iv) knowing breach of any statutory or common law duty of loyalty to the partnership or any of its or their affiliates, (v) improper conduct materially prejudicial to the business of the partnership or any of its or their affiliates by, (vi) material breach of the provisions of any agreement regarding confidential information entered into with the partnership or any of its or their affiliates or (vii) the continuing failure or refusal to satisfactorily perform essential duties to the partnership or any of its or their affiliate.
We believe that permitting the accelerated vesting of equity awards upon a change in control creates an important retention tool for us by enabling employees to realize value from these awards in the event that we undergo a change in control transaction.
Unit Ownership Guidelines. In December 2013, the Board of Directors adopted the ETP Executive Unit Ownership Guidelines (the “Guidelines”), which set forth minimum ownership guidelines applicable to certain executives of the Partnership with respect to Common Units representing limited partnership interests in the Partnership. The applicable unit ownership guidelines are denominated as a multiple of base salary, and the amount of Common Units required to be owned increases with the level of responsibility. Under these guidelines, the President and Chief Operating Officer is expected to own Common Units having a minimum value of five times his base salary, while each of the remaining named executive officers (other than our CEO) are expected to own Common Units having a minimum value of four times their respective base salary. In addition to the named executive officers, these guidelines also apply to other covered executives, which executives are expected to own either directly or indirectly in accordance with the terms of the Guidelines, Common Units having minimum values ranging from two to four times their respective base salary. The Guidelines do not apply to our CEO, who receives a salary of $1.00 per year plus an amount sufficient to cover his allocated payroll deductions for health and welfare benefits.
Our General Partner and the Compensation Committee believe that the ownership of our Common Units, as reflected in the Guidelines, is an important means of tying the financial risks and rewards for our executives to our total unitholder return, aligning the interests of such executives with those of our Unitholders, and promoting the Partnership’s interest in good corporate governance.
Covered executives are generally required to achieve their ownership level within five years of becoming subject to the guidelines; however, certain covered executives, based on their tenure as an executive, are required to achieve compliance within two years of the December 2013 effective date of the Guidelines. Thus, compliance with the Guidelines was required for Messrs. McCrea and Mason beginning December 2015 and both are compliant. Mr. Ramsey will be required to be compliant with the Guidelines in November 2020 and Tom Long beginning December 2018.
Covered executives may satisfy the guidelines through direct ownership of Common Units or indirect ownership by certain immediate family members. Direct or indirect ownership of ETE, Sunoco Logistics and Sunoco LP common units shall count on a one-to-one ratio for purposes of satisfying minimum ownership requirements; however, unvested unit awards may not be used to satisfy the minimum ownership requirements.
Covered executives who have not yet met their respective guideline must retain and hold all Common Units (less Common Units sold to cover the executive’s applicable taxes and withholding obligation) received in connection with long-term incentive awards. Once the required ownership level is achieved, ownership of the required Common Units must be maintained for as long as the covered executive is subject to the guidelines. However, those individuals who have met or exceeded their applicable ownership guideline may dispose of our Common Units in a manner consistent with applicable laws, rules and regulations, including regulations of the SEC and our internal policies, but only to the extent that such individual’s remaining ownership of Common Units would continue to exceed the applicable ownership guideline.
Affiliate and Subsidiary Equity Awards. In addition to their roles as officers of our General Partner, Messrs. McCrea serves as an officer and director of the general partner of Sunoco Logistics, Mr. Mason serves as a director of the general partner of Sunoco Logistics and provides certain legal services to the general partners of Sunoco Logistics and Sunoco LP and Mr. Long provides certain financial services to the general partners of Sunoco Logistics and Sunoco LP. In connection with those roles at Sunoco Logistics, in December 2015, the SXL Compensation Committee awarded Messrs. McCrea, Long and Mason time-based restricted units of Sunoco Logistics in the amount of 93,390 units, 11,208 units and 22,046 units, respectively. In connection with those roles at Sunoco LP, in December 2015, the compensation committee of Sunoco LP’s general partner awarded Messrs. Long and Mason time-based restricted units of Sunoco LP in the amount of 14,125 units and 18,523 units, respectively. The terms and conditions of the restricted unit awards to Messrs. McCrea, Long and Mason under the Sunoco Logistics and Sunoco LP equity plans are identical to the terms and conditions of the restricted unit awards under our equity plan applicable to Messrs. McCrea, Long and Mason.
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
Termination Benefits.  Our named executive officers do not have any employment agreements that call for payments of termination or severance benefits or that provide for any payments in the event of a change in control of our General Partner. Our 2004 Unit Plan provides for immediate vesting of all unvested restricted unit awards in the event of a change in control, as defined in the applicable plan. In addition, our 2008 Incentive Plan and 2011 Incentive Plan provide the Compensation Committee with the discretion, unless otherwise specified in the applicable award agreement, to provide for immediate vesting of all unvested restricted unit awards in the event of (i) a change of control, as defined in the plan; (ii) death or (iii) disability, as defined in the applicable plan. In the case of the December 2014 and 2015 long-term incentive awards to the named executive officers under the 2008

Incentive Plan or as applicable the equity incentive plan of Sunoco Logistics and Sunoco LP, the awards would immediately and fully vest all unvested restricted unit awards in the event of a change of control, as defined in the applicable plan. Please refer to “Compensation Tables – Potential Payments Upon a Termination or Change of Control” for additional information.
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
ETP Deferred Compensation Plan.  We maintain a deferred compensation plan (“DC Plan”), which permits eligible highly compensated employees to defer a portion of their salary and/or bonus until retirement or termination of employment or other designated distribution. Under the DC Plan, each year eligible employees are permitted to make an irrevocable election to defer up to 50% of their annual base salary, 50% of their quarterly non-vested unit distribution income, and/or 50% of their discretionary performance bonus compensation to be earned for services performed during the following year. Pursuant to the DC Plan, ETP may make annual discretionary matching contributions to participants’ accounts; however, we have not made any discretionary contributions to participants’ accounts and currently have no plans to make any discretionary contributions to participants’ accounts. All amounts credited under the DC Plan (other than discretionary credits) are immediately 100% vested. Participant accounts are credited with deemed earnings or losses based on hypothetical investment fund choices made by the participants among available funds.
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
ETP Deferred Compensation Plan for Former Sunoco Executives. The ETP Deferred Compensation Plan for Former Sunoco Executives (“Sunoco DC Plan”) is a deferred compensation plan established by ETP in connection with the ETP’s acquisition of Sunoco Logistics. In 2012, Mr. Hennigan waived any future rights or benefits to which he otherwise would have been entitled under both the Sunoco, Inc. Executive Retirement Plan (“SERP”), a non-qualified, unfunded plan that provided supplemental pension benefits over and above the benefits under the Sunoco, Inc. Retirement Plan (“SCIRP”), a qualified defined benefit plan sponsored by Sunoco, Inc., under which benefits are subject to IRS limits for pay and amount, and Sunoco Logistics’ pension restoration plan, in return for which, $2,789,413 of such deferred compensation benefits was credited to Mr. Hennigan's account under this plan. Mr. Hennigan is our only executive officer eligible to participate in the Sunoco DC Plan. Mr. Hennigan's account is 100 percent vested and will be distributed in one lump sum payment upon his retirement or termination of employment, or other designated distribution event, including a change of control (as defined in the Sunoco DC Plan). His account is credited with deemed earnings (or losses) based on hypothetical investment fund choices made by him among available funds.
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
Compensation Committee Interlocks and Insider Participation
Messrs. Grimm and Skidmore are the only members of the Compensation Committee. During 2015, no member of the Compensation Committee was an officer or employee of us or any of our subsidiaries or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither Mr. Grimm nor Mr. Skidmore is a former employee of ours or any of our subsidiaries.
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

Compensation Tables
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Equity Awards (2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3) ($)	All Other Compensation (4) ($)	Total ($)
Kelcy L. Warren (5)	2015	$6,338	$—	$—	$—	$—	$—	$—	$6,338
Chief Executive Officer	2014	6,921	—	—	—	—	—	—	6,921
	2013	5,814	—	—	—	—	—	—	5,814
Thomas E. Long	2015	399,207	480,296	1,447,063	—	—	—	14,282	2,340,848
Chief Financial Officer	2014	326,221	391,465	777,850	—	—	—	14,032	1,509,568
	2013	322,700	322,700	682,551	—	—	—	13,822	1,341,773
Martin Salinas, Jr.	2015	189,230	—	—	—	—	—	4,368,588	4,557,818
Former Chief Financial Officer	2014	455,625	546,750	1,345,143	—	—	15,468	21,795	2,384,781
	2013	437,019	524,423	1,861,698	—	—	56,036	26,136	2,905,312
Matthew S. Ramsey (6)	2015	72,115	200,000	2,749,161	—	—	—	2,587	3,023,863
President and Chief Operating Officer

Marshall S. (Mackie) McCrea, III	2015	840,385	1,294,192	6,646,354	—	—	—	14,282	8,795,213
Group Chief Operating Officer and Chief Commercial Officer	2014	800,000	1,120,000	5,829,111	—	—	—	14,072	7,763,183
	2013	772,115	1,080,961	6,715,336	—	—	—	13,323	8,581,735
Thomas P. Mason	2015	557,615	6,300,000	2,253,927	—	—	—	14,282	9,125,824
Executive Vice President and General Counsel	2014	550,000	687,500	2,009,668	—	—	—	37,576	3,284,744
	2013	517,308	646,635	2,308,057	—	—	—	36,923	3,508,923
Michael J. Hennigan (7)	2015	611,537	856,152	3,009,815	—	—	—	16,770	4,494,274
President and Chief Operating Officer of Sunoco Partners LLC	2014	600,000	810,000	3,941,118	—	—	263,923	27,192	5,642,233
	2013	574,750	810,000	5,242,400	—	—	—	31,087	6,658,237

(1)	The discretionary cash bonus amounts for our named executive officers for 2015 reflect cash bonuses approved by the Compensation Committee in February 2016 that are expected to be paid in March 2016.

(2)
Equity award amounts reflect the aggregate grant date fair value of unit awards granted for the periods presented, computed in accordance with FASB ASC Topic 718. For Messrs. Long, McCrea and Mason, amounts include equity awards of our subsidiaries and affiliates, as reflected in the “Grants of Plan-Based Awards Table.” See Note 9 to our consolidated financial statements for additional assumptions underlying the value of the equity awards.

(3)	During 2015, Mr. Hennigan had a loss of $139,657 under the Sunoco DC Plan and Mr. Salinas had a loss of $3,676 under the DC Plan.

(4)
The amounts reflected for 2015 in this column include (i) severance payments to Mr. Salinas of $854,250 upon his resignation on April 30, 2015, (ii) the realized fair value of awards that vested upon Mr. Salinas’ resignation of $3,505,828 for ETP awards and $1,347,358 for Sunoco Logistics awards, (iii) matching contributions to the 401(k) plan made by ETP on behalf of the named executive officers of $8,427 for Mr. Salinas, $2,404 for Mr. Ramsey, $11,538 for Mr. Hennigan and $13,250 each for Messrs. Long, McCrea and Mason, (iv) expenses paid by us for housing for Messrs. Salinas and Mason near our executive office in Dallas and (v) the dollar value of life insurance premiums paid for the benefit of the named executive officers. The amounts deferred by the executive officers under the applicable 401(k) plan are fully vested at all times.

(5)
Mr. Warren voluntarily determined that his salary would be reduced to $1.00 per year (plus an amount sufficient to cover his allocated payroll deductions for health and welfare benefits). He does not accept a cash bonus or any equity awards under the equity incentive plans.

(6)
Mr. Ramsey serves as a member of the board of directors of ETE, the owner of our General Partner. Mr. Ramsey’s other compensation does not include $104,400 of director fees paid in cash by ETE during 2015. Mr. Ramsey was also a non-

employee director of Sunoco LP during 2015, until his November appointment to our General Partner, and his other compensation does not include $354,210 of director fees paid in cash by Sunoco LP during 2015.

(7)
The amounts shown for Mr. Hennigan reflect the change in present value for all defined benefit pension plans and supplemental executive retirement plans in which he participated. The applicable disclosure rules require the change in pension value be shown as “$0” if the actual calculation of the change in pension value is less than zero (i.e., a decrease). The decrease in SCIRP pension value for Mr. Hennigan was $49,762 for 2015. The year-over-year change in actuarial present value of Mr. Hennigan’s pension benefits under the SCIRP for 2015 was negative because Sunoco, Inc. terminated the SCIRP on October 31, 2014. Mr. Hennigan elected to receive his accrued SCIRP benefit in the form of a lump sum. Because the estimate of the present value of his SCIRP benefit at year-end 2014 assumed that Mr. Hennigan (under the Final Average Pay formula) had a 90 percent probability of electing a lump sum rather than an annuity (which would be transferred to an insurance company with a premium of 47.5%) at December 1, 2015 as part of the plan termination, the change in actuarial present value from the estimate at year-end 2014 was negative because no such premium was paid, resulting in a lower present value of his benefit. The year-over-year change in actuarial present value of Mr. Hennigan’s pension benefits for 2013 was negative because the discount rate used in the assumptions to value the lump sum pension benefit was higher in 2013 than it was in 2012. The assumed higher rate results in a lower present value of benefits. The decrease in pension value for Mr. Hennigan was $199,350 for 2013. Mr. Hennigan did not have any above market preferential payments on deferred compensation during 2014, 2014 or 2013.

Grants of Plan-Based Awards Table

Name	Grant Date	All Other Unit Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Unit)	Grant Date Fair Value of Unit Awards(1)
ETP Unit Awards:
Kelcy L. Warren	N/A	—	—	$—	$—
Thomas E. Long	12/9/2015	18,525	—	—	635,778
Martin Salinas, Jr.	N/A	—	—	—	—
Matthew S. Ramsey (2)	12/9/2015	77,190	—	—	2,649,161
Marshall S. (Mackie) McCrea, III	12/9/2015	123,507	—	—	4,238,760
Thomas P. Mason	12/9/2015	29,155	—	—	1,000,600
Michael J. Hennigan	N/A	—	—	—	—
Sunoco Logistics Unit Awards:
Thomas E. Long	12/4/2015	11,208	—	—	288,942
Marshall S. (Mackie) McCrea, III	12/4/2015	93,390	—	—	2,407,594
Thomas P. Mason	12/4/2015	22,046	—	—	568,346
Michael J. Hennigan	12/4/2015	116,750	—	—	3,009,815
Sunoco LP Unit Awards:
Thomas E. Long	12/16/2015	14,125	—	—	522,343
Matthew S. Ramsey (3)	1/2/2015	2,035	—	—	100,000
Thomas P. Mason	12/16/2015	18,523	—	—	684,981

(1)	We have computed the grant date fair value of unit awards in accordance with FASB ASC Topic 718, as further described above and in Note 9 to our consolidated financial statements.

(2)	Mr. Ramsey’s also received a Regency unit award of 4,137 Regency units in January 2015, which vested April 29, 2015 in connection with ETP’s acquisition of Regency.

(3)	Mr. Ramsey’s January 2015 unit award from Sunoco LP represents his award as a non-employee director prior to his November appointment with our General Partner.
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

Outstanding Equity Awards at Year-End Table

		Unit Awards
Name	Grant Date(1)	Equity Incentive Plan Awards: Number of Units That Have Not Vested(1)(2) (#)	Equity Incentive Plan Awards: Market or Payout Value of Units That Have Not Vested(3) ($)
ETP Unit Awards:
Kelcy L. Warren	N/A	—	$—
Thomas E. Long	12/9/2015	18,525	624,848
	12/16/2014 (5)	13,651	460,448
	12/5/2013 (5)	10,860	366,308
	12/5/2012 (5)	4,124	139,103
	12/21/2011 (5)	1,856	62,603
Martin Salinas, Jr. (4)	N/A	—	—
Matthew S. Ramsey	12/9/2015	77,190	2,603,619
Marshall S. (Mackie) McCrea, III	12/9/2015	123,507	4,165,891
	12/16/2014	62,650	2,113,185
	12/30/2013	69,375	2,340,019
	1/10/2013	13,333	449,722
	12/20/2011	10,000	337,300
Thomas P. Mason	12/9/2015	29,155	983,398
	12/16/2014	11,500	387,895
	12/16/2014 (5)	10,104	340,808
	12/30/2013	40,923	1,380,333
	1/10/2013	12,000	404,760
	12/20/2011	8,000	269,840
Michael J. Hennigan	N/A	—	—

Sunoco Logistics Unit Awards:
Thomas E. Long	12/4/2015	11,208	288,046
Martin Salinas, Jr. (4)	N/A	—	—
Marshall S. (Mackie) McCrea, III	12/4/2015	93,390	2,400,123
	12/5/2014	41,136	1,057,195
	12/3/2013	54,600	1,403,220
	1/24/2013	13,332	342,632
Thomas P. Mason	12/4/2015	22,046	566,582
	12/5/2014	15,117	388,507
Michael J. Hennigan	12/4/2015	116,750	3,000,475
	12/5/2014	74,043	1,902,905
	1/29/2014	10,000	257,000
	12/5/2013	87,400	2,246,180
	1/24/2013	32,000	822,400
	12/5/2012	72,000	1,850,400

Sunoco LP Unit Awards:
Thomas E. Long	12/16/2015	14,125	559,491
Matthew S. Ramsey	1/2/2015	2,035	80,606
	11/10/2014	747	29,589
Thomas P. Mason	12/16/2015	18,523	733,696

(1)	ETP common unit awards outstanding to Messrs. Long, Ramsey, McCrea and Mason vest as follows:

•	at a rate of 60% in December 2018 and 40% in December 2020 for awards granted in December 2015;

•	at a rate of 60% in December 2017 and 40% in December 2019 for awards granted in December 2014;

•	at a rate of 60% in December 2016 and 40% in December 2018 for awards granted in December 2013;

•	at a rate of 60% in December 2015 and 40% in December 2017 for awards granted in January 2013;

•	ratably in December of each year through 2017 for awards granted in December 2012; and

•	ratably in December of each year through 2016 for awards granted in December 2011;
Sunoco Logistics common unit awards outstanding to Messrs. Long, McCrea, Mason and Hennigan vest as follows:

•	at a rate of 60% in December 2016 and 40% in December 2018 for awards granted in January 2014 and awards granted in December 2013;

•	at a rate of 60% in December 2017 and 40% in December 2019 for awards granted in December 2014;

•	at a rate of 60% in December 2018 and 40% in December 2020 for awards granted in December 2015; and

•	ratable in December of each year through 2017 for awards granted in January 2013 and December 2012.
Sunoco LP common unit awards outstanding to Messrs. Long, Ramsey and Mason vest as follows:

•	at a rate of 60% in December 2017 and 40% in December 2019 for awards granted in November 2014 and January 2015; and

•	at a rate of 60% in December 2018 and 40% in December 2020 for awards granted in December 2015

(2)	Sunoco Logistics unit amounts reflect the two-for-one split of Sunoco Logistics common units in June 2014.

(3)
Market value was computed as the number of unvested awards as of December 31, 2015 multiplied by the closing price of our Common Units or Sunoco Logistics common units, accordingly, on December 31, 2015.

(4)
Effective April 30, 2015, Mr. Salinas resigned from his position with our General Partner. The Compensation Committee accelerated the vesting of 61,841 ETP restricted unit awards and 32,660 Sunoco Logistics restricted unit awards, with vesting values of $3,505,828 and $1,347,358, respectively, upon the termination of Mr. Salinas in May 2015. The realized value of this vesting has also been included as other compensation in the “Summary Compensation Table.”

(5)
Upon the April 30, 2015 Regency Merger, each outstanding unvested Regency unit award converted into 0.4124 ETP unit awards, maintaining the same terms as the original Regency award terms, which were similar to those of ETP. These outstanding unit awards represent Regency awards that converted to ETP awards.

Option Exercises and Units Vested Table

	Unit Awards
Name	Number of Units Acquired on Vesting(1)(2) (#)	Value Realized on Vesting(1) ($)
ETP Unit Awards:
Kelcy L. Warren	—	$—
Thomas E. Long	8,042	271,739
Martin Salinas, Jr. (3)	61,841	3,505,828
Matthew S. Ramsey (4)	—	—
Marshall S. (Mackie) McCrea	107,200	3,986,554
Thomas P. Mason	30,000	1,115,640
Michael J. Hennigan	—	—
Sunoco Logistics Unit Awards:
Martin Salinas, Jr. (3)	32,600	1,347,358
Marshall S. (Mackie) McCrea	6,666	171,849
Michael J. Hennigan	52,000	1,340,560

(1)
Amounts presented represent the number of unit awards vested during 2015 and the value realized upon vesting of these awards, which is calculated as the number of units vested multiplied by the closing price of our Common Units or Sunoco Logistics common units, accordingly, upon the vesting date.

(2)	Sunoco Logistics unit amounts reflect the two-for-one split of Sunoco Logistics common units in June 2014.

(3)
Effective April 30, 2015, Mr. Salinas resigned from his position as Chief Financial Officer of our General Partner. The Compensation Committee accelerated the vesting of 61,841 ETP restricted unit awards and 32,600 Sunoco Logistics restricted unit awards, with realized vesting values of $3,505,828 and $1,347,358, respectively, upon the resignation of Mr. Salinas.

(4)	As a Regency Director, Mr. Ramsey had 6,637 Regency awards outstanding on April 29, 2015, which became fully vested in connection with the Regency Merger.
We have not issued option awards.
Pension Benefits
The general partner of Sunoco Logistics was a participating employer in Sunoco, Inc.’s SCIRP prior to its freeze of pension benefits for all salaried and many non-union employees on June 30, 2010 and its standard termination on October 31, 2014. The table below shows the benefit paid to Mr. Hennigan in connection with the SCIRP’s standard termination based upon the final average pay formula. Mr. Hennigan elected to have his benefit paid in the form of a lump sum upon the SCIRP’s termination.

Name	Plan	Number of Years Credited Service (1) (#)	Present Value of Accumulated Benefit Year-end 2015 ($)	Payments During Last Fiscal Year ($)
Michael J. Hennigan	SCIRP (Qualified)	27.93	—	1,414,137

(1)
Credited years of service reflect actual plan service with the general partner of Sunoco Logistics, including years of service credited with Sunoco, Inc. prior to employment with the general partner of Sunoco Logistics.

Nonqualified Deferred Compensation
The following table provides the voluntary salary deferrals made by the named executive officers in 2015 under the DC Plan and, in the case of Mr. Hennigan, the ETP Deferred Compensation Plan for Former Sunoco Executives.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)
Kelcy L. Warren	$—	$—	$—	$—	$—
Thomas E. Long	—	—	—	—	—
Martin Salinas, Jr.	37,750	—	(3,676)	(209,165)	248,447
Matthew S. Ramsey	—	—	—	—	—
Marshall S. (Mackie) McCrea, III	—	—	—	—	—
Thomas P. Mason	—	—	—	—	—
Michael J. Hennigan	—	—	(139,657)	—	3,322,516
A description of the key provisions of the Partnership’s deferred compensation plan can be found in the compensation discussion and analysis above.
Potential Payments Upon a Termination or Change of Control
Equity Awards. As discussed in our Compensation Discussion and Analysis above, the restricted unit awards under the 2004 Unit Plan, the 2008 Incentive Plan, the 2011 Incentive Plan, as well as, the equity incentive plans of Sunoco Logistics and Sunoco LP, generally require the continued employment of the recipient during the vesting period, provided however, the unvested awards will be accelerated in the event of the death or disability of the award recipient prior to the applicable vesting period being satisfied. In addition, in the event of a change in control of the partnership, all unvested awards granted under the 2004 Unit Plan, as well as awards granted in 2014 and 2015 under the 2008 Incentive Plan or the 2011 Incentive Plan, as applicable, and/or the equity incentive plans of Sunoco Logistics and Sunoco LP would be accelerated. For awards granted under the 2008 Incentive Plan or the equity incentive plans of Sunoco Logistics and Sunoco LP prior to December 2014, unless otherwise specified in the applicable award agreement, unvested awards may also become vested upon a change in control at the discretion of the applicable compensation committee. This discussion assumes a scenario in which the ETP Compensation Committee, the SXL Compensation Committee or the compensation committee of the general partner of Sunoco LP did not exercise their discretion to accelerate unvested awards in connection with a change in control.

The awards under the 2004 Plan, 2008 Incentive Plan, the 2011 Incentive Plan and the 2014 and 2015 awards under the Sunoco Logistics and Sunoco LP equity incentive plans all provide for acceleration of vesting in the event of the death or disability of the award recipient. In addition, the ETP Compensation Committee has approved a retirement provision, which provides that employees with at least ten years of service with the general partner, who leave the general partner voluntarily due to retirement, are eligible for accelerated vesting of 40% of his or her award for named executive officers age 65 to 68, or 50% of his or her award for named executive officers over age 68. Under the assumption described above, none of the restricted units granted in December 2015 would vest upon a named executive officer’s retirement because none of such officers met the age criteria for vesting at such time. The SXL Compensation Committee for 2015 included a provision in their award agreements which provided that an employee with at least ten years of service, who leaves employment voluntarily due to retirement, is eligible for accelerated vesting of 40 % of his or her award from age 65 to 68 or 50 % of his or her award over age 68.
In the event of death, the named executive officers participate in the life insurance plans offered to all of our employees (i.e., life insurance benefits equal to one and one-half times the named executive officer’s annual base salary, up to a maximum of $750,000 plus any supplemental life insurance elected and paid for by the named executive officer).
Deferred Compensation Plans. As discussed in our Compensation Discussion and Analysis above, all amounts under the DC Plan and the ETP Deferred Compensation Plan for Former Sunoco Executives (other than discretionary credits) are immediately 100% vested. Upon a change in control (as defined in the DC Plan and/or the ETP Deferred Compensation Plan for Former Sunoco Executives), distributions from the respective plans would be made in accordance with the normal distribution provisions of the respective plan. A change in control is generally defined in the DC Plan and the ETP Deferred Compensation Plan for Former Sunoco Executives as any change in control event within the meaning of Treasury Regulation Section 1.409A-3(i)(5).
Director Compensation
The Compensation Committee periodically reviews and makes recommendations regarding the compensation of the directors of our General Partner. In 2015, non-employee directors each received an annual fee of $50,000 in cash. Additionally, the Chairman of the Audit Committee receives an annual fee of $15,000 and the members of the Audit Committee receive an annual fee of $10,000. The Chairman of the Compensation Committee receives an annual fee of $7,500 and the members of the Compensation Committee receive an annual fee of $5,000. In 2015, members of the Conflicts Committee received cash payments on a to-be-determined basis for each Conflicts Committee assignment. Employee directors, including Mr. Warren, do not receive any fees for service as directors. In addition, the non-employee directors participate in our 2008 Incentive Plan. Each director who is not also (i) a shareholder or a direct or indirect employee of any parent, or (ii) a direct or indirect employee of ETP LLC, ETP, or a subsidiary, who is elected or appointed to the Board for the first time shall automatically receive, on the date of his or her election or appointment, an award of 2,500 unvested ETP Common Units. In 2015, non-employee directors received annual grants of restricted ETP Common Units equal to an aggregate of $100,000 divided by the closing price of our Common Units on the date of grant, which will vest 60% after the third year and the remaining 40% after the fifth year after the grant date.
The compensation paid to the non-employee directors of our General Partner in 2015 is reflected in the following table:

Name	Fees Paid in Cash(1) ($)	Unit Awards(2) ($)	All Other Compensation ($)	Total ($)
Ted Collins, Jr.	$79,360	$100,000	$—	$179,360
Paul E. Glaske (3)	28,743	—	—	28,743
Michael K. Grimm	164,074	100,000	—	264,074
James R. (Rick) Perry	82,420	154,400	—	236,820
David K. Skidmore	163,054	100,000	—	263,054

(1)	Fees paid in cash are based on amounts paid during the period.

(2)
Unit award amounts reflect the aggregate grant date fair value of awards granted based on the market price of Common Units as of the grant date. Mr. Perry was appointed to the board of our General Partner on February 3, 2015 and his award reflects a 2,500 initial award upon his appointment.

(3)	Mr. Glaske served as a director until he passed away on January 30, 2015. Mr. Glaske held 5,149 unit awards which vested during 2015 with a value realized on vesting of $314,396.
As of December 31, 2015, Messrs. Collins and Grimm each had 4,572 unit awards outstanding, Mr. Perry had 2,500 unit awards outstanding and Mr. Skidmore had 5,818 unit awards outstanding.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth, in tabular format, a summary of certain information related to our equity incentive plans as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(c)
Equity compensation plans approved by security holders	4,806,308	$—	5,256,419
Equity compensation plans not approved by security holders	—	—	—
Total	4,806,308	—	5,256,419
Energy Transfer Partners, L.P. Units
The following table sets forth certain information as of February 19, 2016, regarding the beneficial ownership of our securities by certain beneficial owners, each director and named executive officer of our General Partner and all directors and executive officers of our General Partner as a group. The General Partner knows of no other person not disclosed herein who beneficially owns more than 5% of our Common Units.

Title of Class	Name and Address of Beneficial Owner(1)	Beneficially Owned(2)(3)	Percent of Class
Common Units	Kelcy L. Warren	21,097	*
	Thomas E. Long	21,468	*
	Marshall S. (Mackie) McCrea, III	345,383	*
	Martin Salinas, Jr.	50,307	*
	Matthew S. Ramsey	13,191	*
	Jamie Welch	40,000	*
	Thomas P. Mason	115,044	*
	Michael J. Hennigan	—	*
	Ted Collins, Jr.	113,537	*
	Michael K. Grimm	26,017	*
	James R. (Rick) Perry	—	*
	David K. Skidmore	6,030	*
	All Directors and Executive Officers as a Group (12 Persons)	752,074	*
	ETE(4)	2,571,695	0.5%
Class E Units	Heritage Holdings, Inc.(5)	8,853,832	100%
Class G Units	Sunoco, Inc.(6)	90,706,000	100%
Class H Units	ETE(4)	81,001,069	100%

*	Less than 1%

(1)
Unless otherwise indicated, the address for all beneficial owners listed above is 8111 Westchester Drive, Suite 600, Dallas, Texas 75225. The address for Mr. McCrea is 800 E. Sonterra Blvd., San Antonio, Texas 78258. The address for Mr. Hennigan is 3807 West Chester Pike, Newtown Square, Pennsylvania 19073. The address for Heritage Holdings is 8801 S. Yale Avenue, Suite 310, Tulsa, Oklahoma 74137. The address for Sunoco, Inc. is 1818 Market Street, Suite 1500, Philadelphia, Pennsylvania 19103.

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
ETE owns directly and indirectly the general partner interest in ETP GP, 100% of the ETP Incentive Distribution Rights, 2.6 million ETP Common Units and 81.0 million Class H Units.
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
We received $23 million, $26 million and $27 million in management fees from ETE for the provision of various general and administrative services for ETE’s benefit for the years ended December 31, 2015, 2014, and 2013, respectively.
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
On April 30, 2013, Southern Union completed its contribution to Regency of all of the issued and outstanding membership interest in Southern Union Gathering Company, LLC, and its subsidiaries, including SUGS (the “SUGS Contribution”). The general partner and IDRs of Regency were owned by ETE at that time. The consideration paid by Regency in connection with this transaction consisted of (i) the issuance of approximately 31.4 million Regency common units to Southern Union, (ii) the issuance of approximately 6.3 million Regency Class F units to Southern Union, (iii) the distribution of $463 million in cash to Southern Union, net of closing adjustments, and (iv) the payment of $30 million in cash to a subsidiary of ETP. The Regency common and Class F units converted to ETP common units in connection with the Regency Merger.
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
In March 2015, ETE transferred 30.8 million Partnership common units, ETE’s 45% interest in the Bakken Pipeline project, and $879 million in cash to the Partnership in exchange for 30.8 million newly issued Class H Units of ETP that, when combined with the 50.2 million previously issued Class H Units, generally entitle ETE to receive 90.05% of the cash distributions and other economic attributes of the general partner interest and IDRs of Sunoco Logistics. In connection with this transaction, the Partnership also issued to ETE 100 Class I Units that provide distributions to ETE to offset IDR subsidies previously provided to ETP. These IDR subsidies, including the impact from distributions on Class I Units, were reduced by $55 million in 2015 and $30 million in 2016.
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

In July 2015, in exchange for the contribution of 100% of Susser from ETP to Sunoco LP, Sunoco LP paid $970 million in cash and issued to ETP subsidiaries 22 million Sunoco LP Class B units valued at $970 million. The Sunoco Class B units did not receive second quarter 2015 cash distributions from Sunoco LP and converted on a one-for-one basis into Sunoco LP common units on the day immediately following the record date for Sunoco LP’s second quarter 2015 distribution. In addition, (i) a Susser subsidiary exchanged its 79,308 Sunoco LP common units for 79,308 Sunoco LP Class A units, (ii) 10.9 million Sunoco LP subordinated units owned by Susser subsidiaries were converted into 10.9 million Sunoco LP Class A units and (iii) Sunoco LP issued 79,308 Sunoco LP common units and 10.9 million Sunoco LP subordinated units to subsidiaries of ETP. The Sunoco LP Class A units owned by the Susser subsidiaries were contributed to Sunoco LP as part of the transaction. Sunoco LP subsequently contributed its interests in Susser to one of its subsidiaries.
Effective July 1, 2015, ETE acquired 100% of the membership interests of Sunoco GP, the general partner of Sunoco LP, and all of the IDRs of Sunoco LP from ETP, and in exchange, ETP repurchased from ETE 21 million ETP common units owned by ETE (the “Sunoco LP Exchange”). In connection with ETP’s 2014 acquisition of Susser, ETE agreed to provide ETP a $35 million annual IDR subsidy for 10 years, which terminated upon the closing of ETE’s acquisition of Sunoco GP. In connection with the exchange and repurchase, ETE will provide ETP a $35 million annual IDR subsidy for two years beginning with the quarter ended September 30, 2015. In connection with this transaction, the Partnership deconsolidated Sunoco LP, including goodwill of $1.81 billion and intangible assets of $982 million related to Sunoco LP. The Partnership continues to hold 37.8 million Sunoco LP common units accounted for under the equity method. The results of Sunoco LP’s operations have not been presented as discontinued operations and Sunoco LP’s assets and liabilities have not been presented as held for sale in the Partnership’s consolidated financial statements.
In November 2015, ETP and Sunoco LP announced ETP’s contribution to Sunoco LP of the remaining 68.42% interest in Sunoco, LLC and 100% interest in the legacy Sunoco, Inc. retail business for $2.23 billion. Sunoco LP will pay ETP $2.03 billion in cash (including the expected value of working capital) and will issue to ETP 5.7 million Sunoco LP common units. The transaction will be effective January 1, 2016 and is expected to close in March 2016.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The following sets forth fees billed by Grant Thornton LLP for the audit of our annual financial statements and other services rendered:

	Years Ended December 31,
	2015	2014
Audit fees(1)	$6,595,500	$8,046,500
Audit related fees(2)	802,966	740,893
Tax fees(3)	85,730	79,000
Total	$7,484,196	$8,866,393

(1)
Includes fees for audits of annual financial statements of our companies, reviews of the related quarterly financial statements, and services that are normally provided by the independent accountants in connection with statutory and regulatory filings or engagements, including reviews of documents filed with the SEC and services related to the audit of our internal control over financial reporting. Audit fees for the year ended December 31, 2014 includes amounts for Regency.

(2)
Includes fees in 2015 and 2014 for financial statement audits and interim reviews of subsidiary entities in connection with contribution and sale transactions. Includes fees in 2015 and 2014 in connection with the service organization control report on Panhandle’s centralized data center. Audit related fees for the year ended December 31, 2014 includes amounts for Regency.

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

Signature	Title	Date

/s/ Kelcy L. Warren	Chief Executive Officer and Chairman of the Board	February 29, 2016
Kelcy L. Warren	of Directors (Principal Executive Officer)

/s/ Thomas E. Long	Chief Financial Officer	February 29, 2016
Thomas E. Long	(Principal Financial Officer)

/s/ A. Troy Sturrock	Vice President and Controller	February 29, 2016
A. Troy Sturrock	(Principal Accounting Officer)

/s/ Matthew S. Ramsey	President, Chief Operating Officer and Director	February 29, 2016
Matthew S. Ramsey

/s/ Marshall S. McCrea, III	Director	February 29, 2016
Marshall S. McCrea, III

/s/ Ted Collins, Jr.	Director	February 29, 2016
Ted Collins, Jr.

/s/ Michael K. Grimm	Director	February 29, 2016
Michael K. Grimm

/s/ James R. Perry	Director	February 29, 2016
James R. Perry

/s/ David K. Skidmore	Director	February 29, 2016
David K. Skidmore

INDEX TO EXHIBITS
The exhibits listed on the following Exhibit Index are filed as part of this report. Exhibits required by Item 601 of Regulation S-K, but which are not listed below, are not applicable.

Exhibit Number	Description
1.1
Contribution Agreement dated as of November 15, 2015 among the Partnership, Sunoco, LLC, Sunoco, Inc., ETP Retail Holdings, LLC, Sunoco LP, and Sunoco GP LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 19, 2015).

2.1
Purchase Agreement, dated March 22, 2011, among ETP-Regency Midstream Holdings, LLC, LDH Energy Asset Holdings LLC and Louis Dreyfus Highbridge Energy LLC, Energy Transfer Partners, L.P. and Regency Energy Partners LP. (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K/A filed on March 25, 2011).

2.2
Contribution and Redemption Agreement by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P. dated October 15, 2011 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed October 18, 2011).

2.3
Amendment No. 1, dated December 1, 2011, to the Contribution and Redemption Agreement by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P. dated October 15, 2011 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed December 7, 2011).

2.4
Amendment No. 2, dated January 11, 2012, to the Contribution and Redemption Agreement by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P. dated October 15, 2011 (incorporated by reference to Exhibit 10.1 to Exhibit 2.1 to Registrant’s Form 8-K filed on January 13, 2012).

2.5
Amendment No. 2, dated as of March 23, 2012, to the Amended and Restated Agreement and Plan of Merger, by and among Energy Transfer Partners, L.P., Citrus ETP Acquisition L.L.C., Energy Transfer Equity, L.P., Southern Union Company, and CrossCountry Energy, LLC dated July 19, 2011 (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on March 28, 2012).

2.6
Amendment No. 1, dated as of September 14, 2011, to the Amended and Restated Agreement and Plan of Merger, dated as of July19, 2011, by and between Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed September 15, 2011).

2.7
Amended and Restated Agreement and Plan of Merger, dated as of July 19, 2011, by and between Energy Transfer Partners, L.P., Citrus ETP Acquisition, L.L.C., Energy Transfer Equity, L.P. Southern Union Company and CrossCountry Energy, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed July 20, 2011).

2.8
Agreement and Plan of Merger, dated as of April 29, 2012 by and among Energy Transfer Partners, L.P., Sam Acquisition Corporation, Energy Transfer Partners GP, L.P., Sunoco, Inc. and, for certain limited purposes set forth therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on May 1, 2012).

2.9
Amendment No. 1, dated as of June 15, 2012, to the Agreement and Plan of Merger, dated as of April 29, 2012, by and among Energy Transfer Partners, L.P., Sam Acquisition Corporation, Energy Transfer Partners GP, L.P., Sunoco, Inc., and, for certain limited purposes set forth therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.2 to Registrant’s Form 8-K filed on June 20, 2012).

2.10
Transaction Agreement, dated as of June 15, 2012, by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage Holdings, Inc., Energy Transfer Equity, L.P., ETE Sigma Holdco, LLC and ETE Holdco Corporation (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on June 20, 2012).

2.11
Agreement and Plan of Merger, dated as of April 27, 2014 by and among Energy Transfer Partners, L.P., Drive Acquisition Corporation, Heritage Holdings, Inc., Energy Transfer Partners GP, L.P., Susser Holdings Corporation, and, for certain limited purposes set forth therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on April 28, 2014).

2.12
Agreement and Plan of Merger, dated as of January 25, 2015, by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Regency Energy Partners LP, Regency GP LP and, solely for purposes of certain provisions therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on January 26, 2015).

2.13
Amendment No. 1 to Agreement and Plan of Merger, dated as of February 18, 2015, by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Rendezvous I LLC, Rendezvous II LLC, Regency Energy Partners LP, Regency GP LP, ETE GP Acquirer LLC and, solely for purposes of certain provisions therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.2 to Registrant’s Form 8-K filed on February 19, 2015).

Exhibit Number	Description
3.1
Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. (formerly named Heritage Propane Partners, L.P.) dated as of July 28, 2009 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed July 29, 2009).

3.1.1
Amendment No. 1, dated March 26, 2012, to the Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P., dated July 28, 2009 (incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed on March 28, 2012).

3.1.2
Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P., dated October 5, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed October 5, 2012).

3.1.3
Amendment No. 3, dated April 15, 2013, to the Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K/A filed on April 18, 2013).

3.1.4
Amendment No. 4, dated April 30, 2013, to the Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on May 1, 2013).

3.1.5
Amendment No. 5, dated October 31, 2013, to the Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on November 1, 2013).

3.1.6
Amendment No. 6, dated February 19, 2014, to the Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on February 19, 2014).

3.1.7
Amendment No. 7, dated March 3, 2014, to the Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P., dated July 28, 2009 (incorporated by reference to Exhibit 4.1 to Registrant’s Form 8-K filed on March 5, 2014).

3.1.8
Amendment No. 8 to Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P., dated August 29, 2014 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on August 29, 2014).

3.2	Amended Certificate of Limited Partnership of Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 10-Q for the quarter ended February 29, 2004).
3.3
Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners GP, L.P. (incorporated by reference to Exhibit 3.5 to the Registrant’s Form 10-Q for the quarter ended May 31, 2007).

3.3.1
Amendment No. 2, dated March 26, 2012, to the Third Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners GP, L.P., dated as of April 17, 2007 (incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed on March 28, 2012).

3.4	Fourth Amended and Restated Limited Liability Company Agreement of Energy Transfer Partners, L.L.C. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed August 10, 2010).
3.4.1
Amendment No. 1, dated March 26, 2012, to the Fourth Amended and Restated Limited Liability Company Agreement of Energy Transfer Partners, L.L.C., dated as of August 10, 2010 (incorporated by reference to Exhibit 3.3 to Registrant’s Form 8-K filed on March 28, 2012).

3.5	Certificate of Limited Partnership of Sunoco Logistics Partners L.P. (incorporated by reference to Exhibit 3.1 to Form S-1, File No. 333-71968, filed October 22, 2001).
3.6	Certificate of Limited Partnership of Sunoco Logistics Operations L.P. (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-1, File No. 333-71968, filed December 18, 2001).
3.7
First Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners Operations L.P., dated as of February 8, 2002 (incorporated by reference to Exhibit 3.5 of Form 10-K, File No. 1-31219, filed April 1, 2002).

3.8
Third Amended and Restated Agreement of Limited Partnership of Sunoco Logistics Partners L.P., dated as of January 26, 2010 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed January 28, 2010).

3.8.1
Amendment No. 1 to Third Amended and Restated Partnership Agreement of Sunoco Logistics Partners L.P., dated as of July 1, 2011 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed July 5, 2011).

3.8.2
Amendment No. 2 to Third Amended and Restated Partnership Agreement of Sunoco Logistics Partners L.P., dated as of November 21, 2011 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed November 28, 2011).

3.9
Third Amended and Restated Limited Liability Company Agreement of Sunoco Partners LLC dated as of July 1, 2011 (incorporated by reference to Exhibit 3.2 of Form 8-K, File No. 1-31219, filed July 5, 2011).

Exhibit Number	Description
3.10	Certificate of Formation of Energy Transfer Partners, L.L.C. (incorporated by reference to Exhibit 3.13 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010).
3.10.1	Certificate of Amendment of Energy Transfer Partners, L.L.C. (incorporated by reference to Exhibit 3.13.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010).
3.11	Restated Certificate of Limited Partnership of Energy Transfer Partners GP, L.P. (incorporated by reference to Exhibit 3.14 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010).
3.12
Amendment No. 9, dated March 9, 2015, to the Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed March 10, 2015).

3.13
Amendment No. 10 to the Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed April 30, 2015).

3.14
Amendment No. 11 to the Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. dated as of August 21, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed August 27, 2015).

4.1
Registration Rights Agreement, dated April 30, 2013, by and between Southern Union Company and Regency Energy Partners LP (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on May 1, 2013).

4.2
Registration Rights Agreement, dated April 30, 2013, by and between Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on May 1, 2013).

4.3
Registration Rights Agreement, dated November 1, 2006, between Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 3, 2006).

4.4
Indenture dated January 18, 2005 among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed January 19, 2005).

4.5
First Supplemental Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on January 19, 2005).

4.6
Second Supplemental Indenture dated as of February 24, 2005 to Indenture dated as of January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee (Incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-Q for the quarter ended February 28, 2005).

4.7	Form of Senior Indenture of Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 4.11 to the Registrant’s Form S-3 filed August 9, 2006).
4.8	Form of Subordinated Indenture of Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 4.12to the Registrant’s Form S-3 filed August 9, 2006).
4.9
Fourth Supplemental Indenture dated as of June 29, 2006 to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P, the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.13 to the Registrant’s Form 10-K for the year ended August 31, 2006).

4.10
Fifth Supplemental Indenture dated as of October 23, 2006 to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P, the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed October 25, 2006).

4.11
Sixth Supplemental Indenture dated March 28, 2008, by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed March 31, 2008).

4.12
Seventh Supplemental Indenture dated December 23, 2008, by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed December 23, 2008).

4.12.1
Eighth Supplemental Indenture dated April 7, 2009, by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on April 7, 2009).

Exhibit Number	Description
4.13
Ninth Supplemental Indenture, dated as of May 12, 2011, to the Indenture dated January 18, 2005, by and between Energy Transfer Partners, L.P. and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed May 12, 2011).

4.14
Tenth Supplemental Indenture, dated as of January 17, 2012, to the Indenture dated January 18, 2005, by and between Energy Transfer Partners, L.P. and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed January 17, 2012).

4.15
Eleventh Supplemental Indenture dated as of January 22, 2013 by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed January 22, 2013).

4.16
Twelfth Supplemental Indenture dated as of January 24, 2013 by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed June 26, 2013).

4.17
Thirteenth Supplemental Indenture dated as of September 19, 2013 by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed September 19, 2013).

4.18	Indenture, dated as of March 31 2009, between Sunoco, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed October 5, 2012).
4.19
First Supplemental Indenture, dated as of March 31, 2009, between Sunoco, Inc. and U.S. Bank National Association, as trustee, to the Indenture, dated as of March 31, 2009, relating to Sunoco, Inc.’s 9.625% Senior Notes due 2015 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed October 5, 2012).

4.20
Second Supplemental Indenture, dated as of October 5, 2012, among Energy Transfer Partners, L.P., Sunoco, Inc. and U.S. Bank National Association, as trustee, to Indenture, dated as of March 31, 2009 (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed October 5, 2012).

4.21
Indenture, dated as of June 30, 2000, between Sunoco, Inc. and U.S. Bank National Association, as successor trustee to Citibank, N.A. (incorporated by reference to Exhibit 4.4 to the Registrant’s Form 8-K filed October 5, 2012).

4.22
First Supplemental Indenture, dated as of October 5, 2012, among Energy Transfer Partners, L.P., Sunoco, Inc. and U.S. Bank National Association, as successor trustee to Citibank, N.A., to the Indenture, dated as of June 30, 2000 (incorporated by reference to Exhibit 4.7 to the Registrant’s Form 8-K filed October 5, 2012).

4.23
Indenture, dated as of May 15, 1994, between Sunoco, Inc. and U.S. Bank National Association, as successor trustee to Citibank, N.A., relating to Sunoco, Inc.’s 9.00% Debentures due 2024 (incorporated by reference to Exhibit 4.8 to the Registrant’s Form 8-K filed October 5, 2012).

4.24
First Supplemental Indenture, dated as of October 5, 2012, among Energy Transfer Partners, L.P., Sunoco, Inc. and U.S. Bank National Association, as successor trustee to Citibank, N.A., to the Indenture, dated as of May 15, 1994 (incorporated by reference to Exhibit 4.9 to the Registrant’s Form 8-K filed October 5, 2012).

4.25
Fourteenth Supplemental Indenture dated as of March 12, 2015 by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on March 12, 2015).

4.26
Fifteenth Supplemental Indenture dated as of June 23, 2015 by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed June 23, 2015).

+ 10.1*
Second Amended and Restated Energy Transfer Partners, L.P. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed October 24, 2014).

+ 10.2	Energy Transfer Partners, L.P. Amended and Restated 2004 Unit Plan (incorporated by reference to Exhibit 10.6.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008).
+ 10.3	Energy Transfer Partners Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010).
+ 10.4
Form of Grant Agreement under the Energy Transfer Partners, L.P. Amended and Restated 2004 Unit Plan and the 2008 Energy Transfer Partners, L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 1, 2004).

+ 10.5	Energy Transfer Partners, L.L.C. Annual Bonus Plan effective January 1, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014).

Exhibit Number	Description
10.6
First Amendment, dated April 30, 2013, to the Services Agreement, effective as of May 26, 2010, by and among Energy Transfer Equity, L.P., ETE Services Company LLC and Regency Energy Partners LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013).

10.7
Second Amendment, dated April 30, 2013, to the Operation and Service Agreement, dated May 19, 2011, as amended, by and among La Grange Acquisition, L.P. d/b/a Energy Transfer Company, Regency Energy Partners LP, Regency GP LP and Regency Gas Services LP (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013).

10.8
Guarantee of Collection, dated as of April 30, 2013, by and between Regency Energy Partners LP, PEPL Holdings, LLC and Regency Energy Finance Corp. (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013).

10.9
Second Amendment, dated April 30, 2013, to the Shared Services Agreement dated as of August 26, 2005, as amended May 26, 2010, by and between Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended June 30, 2013).

10.10
Third Amendment, dated February 19, 2014, to the Shared Services Agreement dated as of August 26, 2005, as amended May 26, 2010 and April 30, 2013 by and between Energy Transfer Equity, L.P. and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 19, 2014).

10.11
Support Agreement, dated as of April 27, 2014, by and among Energy Transfer Partners, L.P., Drive Acquisition Corporation, Sam L. Susser and Susser Family Limited Partnership (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 28, 2014).

10.12
Exchange and Redemption Agreement by and among Energy Transfer Partners, L.P., Energy Transfer Equity, L.P. and ETE Common Holdings, LLC dated August 7, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2013).

10.13
Cushion Gas Litigation Agreement, dated January 26, 2005, by and among AEP Energy Services Gas Holding Company II, L.L.C. and HPL Storage LP, as Sellers, and La Grange Acquisition, L.P., as Buyer, and AEP Asset Holdings LP, AEP Leaseco LP, Houston Pipe Line Company, LP and HPL Resources Company LP, as Companies (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed February 1, 2005).

10.14
Purchase and Sale Agreement, dated as of September 14, 2006, among Energy Transfer Partners, L.P. and EFS-PA, LLC (a/k/a GE Energy Financial Services), CDPQ Investments (U.S.), Inc., Lake Bluff, Inc., Merrill Lynch Ventures, L.P. and Kings Road Holdings I, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed September 18, 2006).

10.15
Redemption Agreement, dated September 14, 2006, between Energy Transfer Partners, L.P. and CCE Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed September 18, 2006).

10.16
Letter Agreement, dated September 14, 2006, between Energy Transfer Partners, L.P. and Southern Union Company (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed September 18, 2006).

10.17
Note Purchase Agreement, dated as of November 17, 2004, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 2007).

10.17.1
Amendment No. 1 to the Note Purchase Agreement, dated as of April 18, 2007, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 2007).

10.18
Note Purchase Agreement, dated as of May 24, 2007, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 2007).

10.18.1
Note Purchase Agreement, dated December 9, 2009, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 14, 2009).

10.19
Guarantee, dated as of March 22, 2011, by Energy Transfer Partners, L.P. in favor of Louis Dreyfus Highbridge Energy LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K/A filed on March 25, 2011).

10.20
Amended and Restated Limited Liability Company Agreement of ETP-Regency Midstream Holdings, LLC, dated May 2, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 2, 2011).

10.21
Term Loan Agreement dated as of July 28, 2011, by and among Fayetteville Express Pipeline LLC, The Royal Bank of Scotland plc, as administrative agent, and certain other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed August 2, 2011).

Exhibit Number	Description
10.22
Amendment No. 1, dated as of September 14, 2011, to Second Amended and Restated Agreement and Plan of Merger, dated as of July 19, 2011, by and among Energy Transfer Equity, L.P., Sigma Acquisition Corporation and Southern Union Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed September 15, 2011).

10.23
Second Amended and Restated Credit Agreement dated as of October 27, 2011 among Energy Transfer Partners, L.P., Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an LC Issuer, the other lenders party thereto and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBS Securities Inc., as Joint Lead Arrangers and Joint Book Managers (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 2, 2011).

10.24
First Amendment, dated as of November 19, 2013, to Second Amended and Restated Credit Agreement, dated October 27, 2011 among Energy Transfer Partners, L.P., Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and an LC Issuer, the other lenders party thereto and Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBS Securities Inc., as Joint Lead Arrangers and Joint Book Managers (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 20, 2013).

10.25
Guarantee of Collection made as of March 26, 2012, by Citrus ETP Finance LLC, to Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 28, 2012).

10.26
Support Agreement, dated March 26, 2012, by and among PEPL Holdings, LLC, Energy Transfer Partners, L.P., and Citrus ETP Finance LLC (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on March 28, 2012).

10.27
Capital Stock Agreement dated June 30, 1986, as amended April 3, 2000 (“Agreement”), among El Paso Energy Corporation (as successor in interest to Sonat, Inc.); CrossCountry Energy, LLC (assignee of Enron Corp., which is the successor in interest to InterNorth, Inc. by virtue of a name change and successor in interest to Houston Natural Gas Corporation by virtue of a merger) and Citrus Corp. (incorporated by reference to Exhibit 10(t) to Southern Union’s Annual Report on Form 10-K for the year ended December 31, 2006).

10.28	Certificate of Incorporation of Citrus Corp. (incorporated by reference to Exhibit 10(q) to Southern Union’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.29	By-Laws of Citrus Corp. (incorporated by reference to Exhibit 10(r) to Southern Union’s Annual Report on Form 10-K for the year ended December 31, 2006).
10.30
Contingent Residual Support Agreement by and among Energy Transfer Partners, L.P., AmeriGas Finance LLC, AmeriGas Finance Corp., AmeriGas Partners, L.P. and, for certain limited purposes, UGI Corporation, dated January 12, 2012 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 13, 2012).

10.31
Unitholder Agreement by and among Energy Transfer Equity, L.P., Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P. dated January 12, 2012 (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on January 13, 2012).

10.32
Letter agreement by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P, dated January 11, 2012 (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on January 13, 2012).

10.33
Letter Agreement, dated as of April 29, 2012, by and among Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 1, 2012).

10.34
Commitment Increase Agreement by and among Energy Transfer Partners, L.P., the lenders party thereto and Wells Fargo Bank, National Association, in its capacity as administrative agent for the lenders dated as of February 10, 2015 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed February 17, 2015).

10.35
Amended and Restated Operating Agreement of Sunoco, LLC, dated effective as of April 1, 2015, by and between ETP Retail Holdings, LLC and Susser Petroleum Operating Company LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 1, 2015).

10.36
Guarantee of Collection, made as of April 1, 2015, by ETP Retail Holdings, LLC to Sunoco LP and Sunoco Finance Corp. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on April 1, 2015).

10.37
Support Agreement, made as of April 1, 2015, by and among Sunoco, Inc. (R&M), Sunoco LP, Sunoco Finance Corp. and ETP Retail Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed April 1, 2015).

10.38
Support Agreement, made as of April 1, 2015, by and among Atlantic Refining & Marketing Corp., Sunoco LP, Sunoco Finance Corp. and ETP Retail Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed April 1, 2015).

Exhibit Number	Description
10.39
Eleventh Supplemental Indenture, dated as of April 30, 2015, by and among Regency Energy Partners LP, Regency Energy Finance Corp., the subsidiary guarantors party thereto, Energy Transfer Partners, L.P., as parent guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 30, 2015).

10.40
Ninth Supplemental Indenture, dated as of April 30, 2015, by and among Regency Energy Partners LP, Regency Energy Finance Corp., the subsidiary guarantors party thereto, Energy Transfer Partners, L.P., as parent guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed April 30, 2015).

10.41
Sixth Supplemental Indenture, dated as of April 30, 2015, by and among Regency Energy Partners LP, Regency Energy Finance Corp., the subsidiary guarantors party thereto, Panhandle Eastern Pipe Line Company, LP, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed April 30, 2015).

10.42
Eighth Supplemental Indenture, dated as of April 30, 2015, by and among Regency Energy Partners LP, Regency Energy Finance Corp., the subsidiary guarantors party thereto, Energy Transfer Partners, L.P., as parent guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed April 30, 2015).

10.43
Second Supplemental Indenture, dated as of April 30, 2015, by and among Regency Energy Partners LP, Regency Energy Finance Corp., the subsidiary guarantors party thereto, Energy Transfer Partners, L.P., as parent guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed April 30, 2015).

10.44	Separation and Non-Solicit Agreement and Full Release of Claims (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 14, 2015).
10.45
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

10.46
Twelfth Supplemental Indenture, dated as of August 10, 2015, by and among Energy Transfer Partners, L.P., Regency Energy Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed August 13, 2015).

10.47
Eighth Supplemental Indenture, dated as of August 10, 2015, by and among Energy Transfer Partners, L.P., Regency Energy Finance Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed August 13, 2015).

10.48
Ninth Supplemental Indenture, dated as of August 10, 2015, by and among Energy Transfer Partners, L.P., Regency Energy Finance Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed August 13, 2015).

10.49
Contribution Agreement, dated as of July 14, 2015, by and among Susser Holdings Corporation, Heritage Holdings, Inc., ETP Holdco Corporation, Sunoco LP, Sunoco GP LLC and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed July 15, 2015).

10.50
Exchange and Repurchase Agreement, dated as of July 14, 2015, by and among Energy Transfer Equity, L.P., Energy Transfer Partners GP, L.P. and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed July 15, 2015).

10.51
Contribution Agreement dated as of November 15, 2015, by and among Sunoco, LLC, Sunoco, Inc., ETP Retail Holdings, LLC, Sunoco LP, Sunoco GP LLC, and solely with respect to Section 11.19 and other provisions related thereto, Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed November 19, 2015).

10.52+
Energy Transfer Partners Deferred Compensation Plan for Former Sunoco Executives effective October 5, 2012 (incorporated by reference to Exhibit 10.21 of the Form 10-K of Sunoco Logistics Partners L.P., File No. 1-31219, filed February 25, 2016).

12.1*	Computation of Ratio of Earnings to Fixed Charges.
21.1*	List of Subsidiaries.
23.1*	Consent of Grant Thornton LLP.
23.2*	Consent of Ernst & Young LLP related to Susser Holdings Corporation.
23.3*	Consent of Ernst & Young LLP related to Sunoco LP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Report of Independent Registered Public Accounting Firm – Ernst & Young LLP opinion on consolidated financial statements of Sunoco LP.
99.2*	Report of Independent Registered Public Accounting Firm – Ernst & Young LLP opinion on consolidated financial statements of Susser Holdings Corporation.
101*
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) our Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014; (ii) our Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (iii) our Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013; (iv) our Consolidated Statement of Partners’ Capital for the years ended December 31, 2015, 2014 and 2013; (v) our Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; and (vi) the notes to our Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
+	Denotes a management contract or compensatory plan or arrangement.

INDEX TO FINANCIAL STATEMENTS
Energy Transfer Partners, L.P. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Partners
Energy Transfer Partners, L.P.
We have audited the accompanying consolidated balance sheets of Energy Transfer Partners, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Sunoco LP and Susser Holdings Corporation, both previously consolidated subsidiaries, as of December 31, 2014 and for the period from September 1, 2014 to December 31, 2014, whose combined statements reflect total assets constituting 8 percent of consolidated total assets as of December 31, 2014, and total revenues of 5 percent of consolidated total revenues for the year then ended. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Sunoco LP and Susser Holdings Corporation as of December 31, 2014 and for the period from September 1, 2014 to December 31, 2014, is based solely on the reports of the other auditors.
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
In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Transfer Partners, L.P. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2016 expressed an unqualified opinion thereon.
/s/ GRANT THORNTON LLP
Dallas, Texas
February 29, 2016

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$527	$663
Accounts receivable, net	2,118	3,360
Accounts receivable from related companies	268	139
Inventories	1,213	1,460
Exchanges receivable	30	44
Derivative assets	40	81
Other current assets	502	282
Total current assets	4,698	6,029

Property, plant and equipment	50,869	43,404
Accumulated depreciation and depletion	(5,782)	(4,497)
	45,087	38,907

Advances to and investments in unconsolidated affiliates	5,003	3,760
Non-current derivative assets	—	10
Other non-current assets, net	536	644
Intangible assets, net	4,421	5,526
Goodwill	5,428	7,642
Total assets	$65,173	$62,518

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2015	2014
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,859	$3,348
Accounts payable to related companies	25	25
Exchanges payable	105	183
Derivative liabilities	63	21
Accrued and other current liabilities	1,943	2,000
Current maturities of long-term debt	126	1,008
Total current liabilities	4,121	6,585

Long-term debt, less current maturities	28,553	24,831
Long-term notes payable – related company	233	—
Non-current derivative liabilities	137	154
Deferred income taxes	4,082	4,331
Other non-current liabilities	968	1,258

Commitments and contingencies
Series A Preferred Units	33	33
Redeemable noncontrolling interests	15	15

Equity:
General Partner	306	184
Limited Partners:
Common Unitholders (505,645,703 and 355,510,227 units authorized, issued and outstanding as of December 31, 2015 and 2014, respectively)	17,043	10,430
Class E Unitholders (8,853,832 units authorized, issued and outstanding – held by subsidiary)	—	—
Class G Unitholders (90,706,000 units authorized, issued and outstanding – held by subsidiary)	—	—
Class H Unitholders (81,001,069 and 50,160,000 units authorized, issued and outstanding as of December 31, 2015 and 2014, respectively)	3,469	1,512
Class I Unitholders (100 units authorized, issued and outstanding)	14	—
Accumulated other comprehensive income (loss)	4	(56)
Total partners’ capital	20,836	12,070
Noncontrolling interest	6,195	5,153
Predecessor equity	—	8,088
Total equity	27,031	25,311
Total liabilities and equity	$65,173	$62,518
The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)

	Years Ended December 31,
	2015	2014	2013
REVENUES:
Natural gas sales	$3,671	$5,386	$3,842
NGL sales	3,936	5,845	3,618
Crude sales	8,378	16,416	15,477
Gathering, transportation and other fees	3,997	3,517	3,097
Refined product sales	9,958	19,437	18,479
Other	4,352	4,874	3,822
Total revenues	34,292	55,475	48,335
COSTS AND EXPENSES:
Cost of products sold	27,029	48,414	42,580
Operating expenses	2,261	2,059	1,669
Depreciation, depletion and amortization	1,929	1,669	1,296
Selling, general and administrative	475	520	482
Impairment losses	339	370	689
Total costs and expenses	32,033	53,032	46,716
OPERATING INCOME	2,259	2,443	1,619
OTHER INCOME (EXPENSE):
Interest expense, net	(1,291)	(1,165)	(1,013)
Equity in earnings from unconsolidated affiliates	469	332	236
Gain on sale of AmeriGas common units	—	177	87
Losses on extinguishments of debt	(43)	(25)	(7)
Gains (losses) on interest rate derivatives	(18)	(157)	44
Non-operating environmental remediation	—	—	(168)
Other, net	22	(12)	12
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE	1,398	1,593	810
Income tax expense (benefit) from continuing operations	(123)	358	97
INCOME FROM CONTINUING OPERATIONS	1,521	1,235	713
Income from discontinued operations	—	64	33
NET INCOME	1,521	1,299	746
Less: Net income attributable to noncontrolling interest	157	116	255
Less: Net income (loss) attributable to predecessor	(34)	(153)	35
NET INCOME ATTRIBUTABLE TO PARTNERS	1,398	1,336	456
General Partner’s interest in net income	1,064	513	506
Class H Unitholder’s interest in net income	258	217	48
Class I Unitholder’s interest in net income	94	—	—
Common Unitholders’ interest in net income (loss)	$(18)	$606	$(98)
INCOME (LOSS) FROM CONTINUING OPERATIONS PER COMMON UNIT:
Basic	$(0.09)	$1.58	$(0.23)
Diluted	$(0.10)	$1.58	$(0.23)
NET INCOME (LOSS) PER COMMON UNIT:
Basic	$(0.09)	$1.77	$(0.18)
Diluted	$(0.10)	$1.77	$(0.18)

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Years Ended December 31,
	2015	2014	2013
Net income	$1,521	$1,299	$746
Other comprehensive income (loss), net of tax:
Reclassification to earnings of gains and losses on derivative instruments accounted for as cash flow hedges	—	3	(4)
Change in value of derivative instruments accounted for as cash flow hedges	—	—	(1)
Change in value of available-for-sale securities	(3)	1	2
Actuarial gain (loss) relating to pension and other postretirement benefits	65	(113)	66
Foreign currency translation adjustment	(1)	(2)	(1)
Change in other comprehensive income from unconsolidated affiliates	(1)	(6)	17
	60	(117)	79
Comprehensive income	1,581	1,182	825
Less: Comprehensive income attributable to noncontrolling interest	157	116	255
Less: Comprehensive income (loss) attributable to predecessor	(34)	(153)	35
Comprehensive income attributable to partners	$1,458	$1,219	$535

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)

		Limited Partners
	General Partner	Common Unitholders	Class H Units	Class I Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Predecessor Equity	Total
Balance, December 31, 2012	$188	$9,026	$—	$—	$(13)	$7,260	$3,521	$19,982
Distributions to partners	(523)	(1,228)	(51)	—	—	—	—	(1,802)
Predecessor distributions to partners	—	—	—	—	—	—	(342)	(342)
Distributions to noncontrolling interest	—	—	—	—	—	(303)	—	(303)
Units issued for cash	—	1,611	—	—	—	—	—	1,611
Predecessor units issued for cash	—	—	—	—	—	—	149	149
Issuance of Class H Units	—	(1,514)	1,514	—	—	—	—	—
Capital contributions from noncontrolling interest	—	—	—	—	—	18	—	18
ETP Holdco Acquisition and SUGS Contribution	—	2,013	—	—	(5)	(3,448)	—	(1,440)
Other comprehensive income, net of tax	—	—	—	—	79	—	—	79
Other, net	—	(13)	—	—	—	(2)	11	(4)
Net income (loss)	506	(98)	48	—	—	255	35	746
Balance, December 31, 2013	171	9,797	1,511	—	61	3,780	3,374	18,694
Distributions to partners	(500)	(1,252)	(212)	—	—	—	—	(1,964)
Distributions to noncontrolling interest	—	—	—	—	—	(241)	—	(241)
Units issued for cash	—	1,382	—	—	—	—	—	1,382
Subsidiary units issued for cash	1	174	—	—	—	1,069	—	1,244
Capital contributions from noncontrolling interest	—	—	—	—	—	67	—	67
Lake Charles LNG Transaction	—	(1,167)	—	—	—	—	—	(1,167)
Susser Merger	—	908	—	—	—	626	—	1,534
Sunoco Logistics acquisition of a noncontrolling interest	(1)	(79)	—	—	—	(245)	—	(325)
Predecessor distributions to partners	—	—	—	—	—	—	(645)	(645)
Predecessor units issued for cash	—	—	—	—	—	—	1,227	1,227
Predecessor equity issued for acquisitions, net of cash received	—	—	—	—	—	—	4,281	4,281
Other comprehensive loss, net of tax	—	—	—	—	(117)	—	—	(117)
Other, net	—	61	(4)	—	—	(19)	4	42
Net income (loss)	513	606	217	—	—	116	(153)	1,299
Balance, December 31, 2014	184	10,430	1,512	—	(56)	5,153	8,088	25,311
Distributions to partners	(944)	(1,863)	(247)	(80)	—	—	—	(3,134)
Predecessor distributions to partners	—	—	—	—	—	—	(202)	(202)
Distributions to noncontrolling interest	—	—	—	—	—	(338)	—	(338)

The accompanying notes are an integral part of these consolidated financial statements.

Units issued for cash	—	1,428	—	—	—	—	—	1,428
Subsidiary units issued for cash	2	298	—	—	—	1,219	—	1,519
Predecessor units issued for cash	—	—	—	—	—	—	34	34
Capital contributions from noncontrolling interest	—	—	—	—	—	875	—	875
Regency Merger	—	7,890	—	—	—	—	(7,890)	—
Bakken Pipeline Transaction	—	(999)	1,946	—	—	72	—	1,019
Sunoco LP Exchange Transaction	—	(52)	—	—	—	(940)	—	(992)
Susser Exchange Transaction	—	(68)	—	—	—	—	—	(68)
Acquisition and disposition of noncontrolling interest	—	(26)	—	—	—	(39)	—	(65)
Other comprehensive income, net of tax	—	—	—	—	60	—	—	60
Other, net	—	23	—	—	—	36	4	63
Net income (loss)	1,064	(18)	258	94	—	157	(34)	1,521
Balance, December 31, 2015	$306	$17,043	$3,469	$14	$4	$6,195	$—	$27,031

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2015	2014	2013
OPERATING ACTIVITIES:
Net income	$1,521	$1,299	$746
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,929	1,669	1,296
Deferred income taxes	202	(49)	48
Amortization included in interest expense	(36)	(60)	(72)
Inventory valuation adjustments	104	473	(3)
Unit-based compensation expense	79	68	54
Impairment losses	339	370	689
Gain on sale of AmeriGas common units	—	(177)	(87)
Losses on extinguishments of debt	43	25	7
Distributions on unvested awards	(16)	(16)	(12)
Equity in earnings of unconsolidated affiliates	(469)	(332)	(236)
Distributions from unconsolidated affiliates	440	291	313
Other non-cash	(22)	(72)	42
Net change in operating assets and liabilities, net of effects of acquisitions and deconsolidations	(1,367)	(320)	(158)
Net cash provided by operating activities	2,747	3,169	2,627
INVESTING ACTIVITIES:
Proceeds from Bakken Pipeline Transaction	980	—	—
Proceeds from Susser Exchange Transaction	967	—	—
Proceeds from sale of noncontrolling interest	64	—	—
Proceeds from the sale of AmeriGas common units	—	814	346
Cash transferred to ETE in connection with the Sunoco LP Exchange	(114)	—	—
Cash paid for acquisition of a noncontrolling interest	(129)	(325)	—
Cash paid for Susser Merger, net of cash received	—	(808)	—
Cash paid for predecessor acquisitions, net of cash received	—	(762)	—
Cash paid for ETP Holdco Acquisition	—	—	(1,332)
Cash paid for all other acquisitions	(675)	(472)	(405)
Capital expenditures (excluding allowance for equity funds used during construction)	(9,098)	(5,213)	(3,469)
Contributions in aid of construction costs	80	45	52
Contributions to unconsolidated affiliates	(45)	(399)	(3)
Distributions from unconsolidated affiliates in excess of cumulative earnings	124	136	419
Proceeds from sale of discontinued operations	—	77	1,008
Proceeds from the sale of assets	23	61	68
Change in restricted cash	19	172	(348)
Other	(16)	(18)	21
Net cash used in investing activities	(7,820)	(6,692)	(3,643)

The accompanying notes are an integral part of these consolidated financial statements.

FINANCING ACTIVITIES:
Proceeds from borrowings	22,462	15,354	10,854
Repayments of long-term debt	(17,843)	(12,702)	(8,700)
Proceeds from borrowings from affiliates	233	—	—
Repayments of borrowings from affiliates	—	—	(166)
Units issued for cash	1,428	1,382	1,611
Subsidiary units issued for cash	1,519	1,244	—
Predecessor units issued for cash	34	1,227	149
Capital contributions from noncontrolling interest	841	67	18
Distributions to partners	(3,134)	(1,964)	(1,802)
Predecessor distributions to partners	(202)	(645)	(342)
Distributions to noncontrolling interest	(338)	(241)	(303)
Debt issuance costs	(63)	(63)	(57)
Other	—	(41)	(42)
Net cash provided by financing activities	4,937	3,618	1,220
Increase (decrease) in cash and cash equivalents	(136)	95	204
Cash and cash equivalents, beginning of period	663	568	364
Cash and cash equivalents, end of period	$527	$663	$568

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar and unit amounts, except per unit data, are in millions)

1.	OPERATIONS AND BASIS OF PRESENTATION:
Organization. The consolidated financial statements presented herein contain the results of Energy Transfer Partners, L.P. and its subsidiaries (the “Partnership” “we” or “ETP”). The Partnership is managed by our general partner, ETP GP, which is in turn managed by its general partner, ETP LLC. ETE, a publicly traded master limited partnership, owns ETP LLC, the general partner of our General Partner.
The Partnership is engaged in the gathering and processing, compression, treating and transportation of natural gas, focusing on providing midstream services in some of the most prolific natural gas producing regions in the United States, including the Eagle Ford, Haynesville, Barnett, Fayetteville, Marcellus, Utica, Bone Spring and Avalon shales.
The Partnership is engaged in intrastate transportation and storage natural gas operations that own and operate natural gas pipeline systems that are engaged in the business of purchasing, gathering, transporting, processing, and marketing natural gas and NGLs in the states of Texas, Louisiana, New Mexico and West Virginia.
The Partnership owns and operates interstate pipelines, either directly or through equity method investments, that transport natural gas to various markets in the United States.
The Partnership owns a controlling interest in Sunoco Logistics, a publicly traded Delaware limited partnership that owns and operates a logistics business, consisting of crude oil, NGL and refined products pipelines.
The Partnership owns and operates retail marketing assets, which sell gasoline and middle distillates at retail locations and operates convenience stores primarily on the east coast and in the midwest region of the United States. In November 2015, the Partnership and certain of its subsidiaries entered into a contribution agreement with Sunoco LP and certain of its subsidiaries, pursuant to which the Partnership agreed to contribute to Sunoco LP the Partnership’s remaining 68.42% membership interest in Sunoco, LLC and 100% of the membership interests in Sunoco Retail LLC. Sunoco Retail LLC, which is expected to be formed prior to the closing of the contribution, is expected to own all of the Partnership’s remaining retail assets that are currently held by subsidiaries of Sunoco, Inc., along with certain other assets. In exchange, the Partnership expects to receive $2.03 billion in cash, subject to certain working capital adjustments, and 5.7 million Sunoco LP common units, which will be issued and sold to a subsidiary of the Partnership in private transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. The transaction will be effective January 1, 2016 and is expected to close in early March 2016.
Effective July 1, 2015, ETE acquired 100% of the membership interests of Sunoco GP, the general partner of Sunoco LP, and all of the IDRs of Sunoco LP from ETP, and in exchange, ETP repurchased from ETE 21 million ETP common units owned by ETE. These operations were reported within the retail marketing segment. In connection with this transaction, the Partnership deconsolidated Sunoco LP, and its remaining investment in Sunoco LP is accounted for under the equity method.
Regency Merger. On April 30, 2015, a wholly-owned subsidiary of the Partnership merged with Regency, with Regency surviving as a wholly owned subsidiary of the Partnership (the “Regency Merger”). Each Regency common unit and Class F unit was converted into the right to receive 0.4124 Partnership common units. ETP issued 172.2 million Partnership common units to Regency unitholders, including 15.5 million units issued to Partnership subsidiaries. The 1.9 million outstanding Regency series A preferred units were converted into corresponding new Partnership Series A Preferred Units on a one-for-one basis. In connection with the Regency Merger, ETE agreed to reduce the incentive distributions it receives from the Partnership by a total of $320 million over a five-year period. The IDR subsidy was $80 million for the year ended December 31, 2015 and will total $60 million per year for the following four years.
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
ETP has assumed all of the obligations of Regency and Regency Energy Finance Corp., of which ETP was previously a co-obligor or parent guarantor.
Basis of Presentation. The consolidated financial statements of the Partnership have been prepared in accordance with GAAP and include the accounts of all controlled subsidiaries after the elimination of all intercompany accounts and transactions.

Certain prior year amounts have been conformed to the current year presentation. These reclassifications had no impact on net income or total equity. Management evaluated subsequent events through the date the financial statements were issued.
The Partnership owns varying undivided interests in certain pipelines. Ownership of these pipelines has been structured as an ownership of an undivided interest in assets, not as an ownership interest in a partnership, limited liability company, joint venture or other forms of entities. Each owner controls marketing and invoices separately, and each owner is responsible for any loss, damage or injury that may occur to their own customers. As a result, these undivided interests are consolidated proportionately.

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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which clarifies the principles for recognizing revenue based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU 2014-09, which is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. The Partnership is currently evaluating the impact, if any, that adopting this new accounting standard will have on our revenue recognition policies.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which changed the requirements for consolidation analysis. Under ASU 2015-02, reporting entities are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015, and early adoption was permitted. We expect to adopt this standard for the year ended December 31, 2016, and we do not anticipate a material impact to our financial position or results of operations as a result of the adoption of this standard.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which simplifies the presentation of debt issuance costs by requiring debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. ASU 2015-03 is effective for annual reporting periods after December 15, 2015, including interim periods within that reporting period, with early adoption permitted for financial statements that have not been previously issued. Upon adoption, ASU 2015-03 must be applied retrospectively to all prior reporting period presented. We adopted and applied this standard to all consolidated financial statements presented and there was not a material impact to our financial position or results of operations as a result of the adoption of this standard.
In August 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments. This update requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.

Additionally, this update requires that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Finally, this update requires an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The amendments in this update are effective for financial statements issued with fiscal years beginning after December 15, 2015, including interim periods within that reporting period. We do not anticipate a material impact to our financial position or results of operations as a result of the adoption of this standard.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which is intended to improve how deferred taxes are classified on organizations’ balance sheets. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations are now required to classify all deferred tax assets and liabilities as noncurrent. We adopted the provisions of ASU 2015-17 upon issuance and prior period amounts have been reclassified to conform to the current period presentation. As a result of the early adoption and retrospective application of ASU 2015-17, $85 million of deferred tax liability previously presented as an other current liability as of December 31, 2014 has been reclassified to other non-current liabilities in our consolidated financial statements.
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
The net change in operating assets and liabilities (net of effects of acquisitions and deconsolidations) included in cash flows from operating activities is comprised as follows:

	Years Ended December 31,
	2015	2014	2013
Accounts receivable	$819	$600	$(557)
Accounts receivable from related companies	(243)	(22)	26
Inventories	(351)	51	(254)
Exchanges receivable	13	18	(8)
Other current assets	(191)	132	(58)
Other non-current assets, net	188	(6)	(45)
Accounts payable	(1,215)	(851)	542
Accounts payable to related companies	(160)	3	(143)
Exchanges payable	(78)	(99)	128
Accrued and other current liabilities	(5)	(92)	211
Other non-current liabilities	(219)	(73)	147
Price risk management assets and liabilities, net	75	19	(147)
Net change in operating assets and liabilities, net of effects of acquisitions and deconsolidations	$(1,367)	$(320)	$(158)

Non-cash investing and financing activities and supplemental cash flow information are as follows:

	Years Ended December 31,
	2015	2014	2013
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$896	$643	$226
Net gains from subsidiary common unit transactions	300	175	—
NON-CASH FINANCING ACTIVITIES:
Issuance of Common Units in connection with the Regency Merger	$9,250	$—	$—
Issuance of Class H Units in connection with the Bakken Pipeline Transaction	1,946	—	—
Issuance of Common Units in connection with the Susser Merger	—	908	—
Issuance of Common Units in connection with the ETP Holdco Acquisition	—	—	2,464
Issuance of Class H Units	—	—	1,514
Contribution of property, plant and equipment from noncontrolling interest	34	—	—
Long-term debt assumed and non-compete agreement notes payable issued in acquisitions	—	564	—
Predecessor equity issuances of common units in connection with Regency’s acquisitions	—	4,281	—
Long-term debt assumed or exchanged in Regency’s acquisitions	—	2,386	—
Redemption of Common Units in connection with the Bakken Pipeline Transaction	999	—	—
Redemption of Common Units in connection with the Sunoco LP Exchange	52	—	—
Redemption of Common Units in connection with the Lake Charles LNG Transaction	—	1,167	—
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of interest capitalized	$1,467	$1,232	$1,049
Cash paid for income taxes	71	344	58
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
We have a concentration of customers in the electric and gas utility industries as well as oil and natural gas producers and municipalities. This concentration of customers may impact our overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic or other conditions. We manage trade credit risk to mitigate credit losses and exposure to uncollectible trade receivables. Prospective and existing customers are reviewed regularly for creditworthiness based upon pre-established standards consistent with FERC filed tariffs to manage credit risk within approved tolerances. Customers that do not meet minimum credit standards are required to provide additional credit support in the form of a letter of credit, prepayment, or other forms of security. We establish an allowance for doubtful accounts on trade receivables based on the expected ultimate recovery of these receivables and considers many factors including historical customer collection experience, general and specific economic trends, and known specific issues related to individual customers, sectors, and transactions that might impact collectability. Increases in the allowance are recorded as a component of operating expenses; reductions in the allowance are recorded when receivables are subsequently collected or written-off. Past due receivable balances are written-off when our efforts have been unsuccessful in collecting the amount due.
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
Inventories
Inventories consist principally of natural gas held in storage, crude oil, refined products and spare parts. Natural gas held in storage is valued at the lower of cost or market utilizing the weighted-average cost method. The cost of crude oil and refined products is determined using the last-in, first out method. The cost of spare parts is determined by the first-in, first-out method.
Inventories consisted of the following:

	December 31,
	2015	2014
Natural gas and NGLs	$415	$392
Crude oil	424	364
Refined products	104	392
Spare parts and other	270	312
Total inventories	$1,213	$1,460
During the year ended December 31, 2015, the Partnership recorded write-downs of $104 million on its crude oil, refined products and NGL inventories as a result of a decline in the market price of these products. The write-down was calculated based upon current replacement costs.
We utilize commodity derivatives to manage price volatility associated with our natural gas inventory. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.
Exchanges
Exchanges consist of natural gas and NGL delivery imbalances (over and under deliveries) with others. These amounts, which are valued at market prices or weighted average cost pursuant to contractual imbalance agreements, turn over monthly and are recorded as exchanges receivable or exchanges payable on our consolidated balance sheets. These imbalances are generally settled by deliveries of natural gas or NGLs, but may be settled in cash, depending on contractual terms.

Other Current Assets
Other current assets consisted of the following:

	December 31,
	2015	2014
Deposits paid to vendors	$74	$65
Income taxes receivable	291	17
Prepaid expenses and other	137	200
Total other current assets	$502	$282
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
Property, plant and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If such a review should indicate that the carrying amount of long-lived assets is not recoverable, we reduce the carrying amount of such assets to fair value. In 2015, the Partnership recorded a $110 million fixed asset impairment related to the liquids transportation and services segment primarily due to an expected decrease in future cash flows. No other fixed asset impairments were identified or recorded for our reporting units.
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

Components and useful lives of property, plant and equipment were as follows:

	December 31,
	2015	2014
Land and improvements	$686	$1,307
Buildings and improvements (1 to 45 years)	1,526	1,918
Pipelines and equipment (5 to 83 years)	33,148	27,164
Natural gas and NGL storage facilities (5 to 46 years)	391	1,215
Bulk storage, equipment and facilities (2 to 83 years)	2,853	2,583
Tanks and other equipment (5 to 40 years)	60	58
Retail equipment (2 to 99 years)	401	515
Vehicles (1 to 25 years)	220	203
Right of way (20 to 83 years)	2,573	2,445
Furniture and fixtures (2 to 25 years)	55	57
Linepack	61	119
Pad gas	44	44
Natural resources	484	454
Other (1 to 30 years)	523	979
Construction work-in-process	7,844	4,343
	50,869	43,404
Less – Accumulated depreciation and depletion	(5,782)	(4,497)
Property, plant and equipment, net	$45,087	$38,907
We recognized the following amounts for the periods presented:

	Years Ended December 31,
	2015	2014	2013
Depreciation and depletion expense	$1,713	$1,457	$1,202
Capitalized interest, excluding AFUDC	$163	$101	$45
Advances to and Investments in Unconsolidated Affiliates
We own interests in a number of related businesses that are accounted for by the equity method. In general, we use the equity method of accounting for an investment for which we exercise significant influence over, but do not control, the investee’s operating and financial policies.
Other Non-Current Assets, net
Other non-current assets, net are stated at cost less accumulated amortization. Other non-current assets, net consisted of the following:

	December 31,
	2015	2014
Unamortized financing costs(1)	$11	$30
Regulatory assets	90	85
Deferred charges	198	220
Restricted funds	192	177
Other	45	132
Total other non-current assets, net	$536	$644
(1)Includes unamortized financing costs related to the Partnership’s revolving credit facilities.

Restricted funds primarily consisted of restricted cash held in our wholly-owned captive insurance companies.
Intangible Assets
Intangible assets are stated at cost, net of amortization computed on the straight-line method. The Partnership removes the gross carrying amount and the related accumulated amortization for any fully amortized intangibles in the year they are fully amortized.
Components and useful lives of intangible assets were as follows:

	December 31, 2015		December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships, contracts and agreements (3 to 46 years)	$4,601	$(554)	$5,067	$(464)
Patents (9 years)	48	(16)	48	(11)
Trade Names (15 years)	66	(18)	556	(15)
Other (1 to 15 years)	6	(3)	36	(7)
Total amortizable intangible assets	$4,721	$(591)	$5,707	$(497)
Non-amortizable intangible assets:
Trademarks	291	—	316	—
Total intangible assets	$5,012	$(591)	$6,023	$(497)
Aggregate amortization expense of intangible assets was as follows:

	Years Ended December 31,
	2015	2014	2013
Reported in depreciation, depletion and amortization	$216	$212	$117
Estimated aggregate amortization expense for the next five years is as follows:

Years Ending December 31:
2016	$195
2017	195
2018	195
2019	193
2020	193
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
In 2015, we recorded $24 million of intangible asset impairments related to the liquids transportation and services segment primarily due to an expected decrease in future cash flows.
Goodwill
Goodwill is tested for impairment annually or more frequently if circumstances indicate that goodwill might be impaired. The annual impairment test is performed during the fourth quarter.

Changes in the carrying amount of goodwill were as follows:

	Intrastate Transportation and Storage	Interstate Transportation and Storage	Midstream	Liquids Transportation and Services	Investment in Sunoco Logistics	Retail Marketing	All Other	Total
Balance, December 31, 2013	$10	$1,195	$686	$432	$1,346	$1,445	$742	$5,856
Acquired	—	—	451	—	12	1,862	15	2,340
Disposed	—	(184)	—	—	—	—	—	(184)
Impaired	—	—	(370)	—	—	—	—	(370)
Balance, December 31, 2014	10	1,011	767	432	1,358	3,307	757	7,642
Reduction due to Sunoco LP deconsolidation	—	—	—	—	—	(2,018)	—	(2,018)
Impaired	—	(99)	—	(106)	—		—	(205)
Other	—	—	(49)	—	—	—	58	9
Balance, December 31, 2015	$10	$912	$718	$326	$1,358	$1,289	$815	$5,428
Goodwill is recorded at the acquisition date based on a preliminary purchase price allocation and generally may be adjusted when the purchase price allocation is finalized. We recorded a net decrease in goodwill of $2.21 billion during the year ended December 31, 2015, primarily due the deconsolidation of Sunoco LP of $2.02 billion subsequent to ETE’s acquisition in 2015 (see Note 3).
During 2015, the Partnership voluntarily changed the date of the annual goodwill impairment testing to the first day of the fourth quarter. The Partnership believes this new date is preferable because it allows for more timely completion of the annual goodwill impairment test prior to the end of the annual financial reporting period. This change in accounting principle does not delay, accelerate or avoid any potential impairment loss, nor does the change have a cumulative effect on income from continuing operations, net income or loss, or net assets.  This change was not applied retrospectively, as doing so would require the use of significant estimates and assumptions that include hindsight. Accordingly, the Partnership applied the change in annual goodwill impairment testing date prospectively beginning October 1, 2015.
During the fourth quarter of 2015, the Partnership performed goodwill impairment tests on our reporting units and recognized goodwill impairments of: (i) $99 million in the Transwestern reporting unit due primarily to the market declines in current and expected future commodity prices in the fourth quarter of 2015 and (ii) $106 million in the Lone Star Refinery Services reporting unit due primarily to changes in assumptions related to potential future revenues decrease as well as the market declines in current and expected future commodity prices.
During the fourth quarter of 2014, a $370 million goodwill impairment was recorded related to Regency’s Permian Basin gathering and processing operations. The decline in estimated fair value of that reporting unit was primarily driven by the significant decline in commodity prices in the fourth quarter of 2014, and the resulting impact to future commodity prices, as well as, increases in future estimated operations and maintenance expenses.
The Partnership determined the fair value of our reporting units using a weighted combination of the discounted cash flow method and the guideline company method. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital and future market conditions, among others. The Partnership believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. Under the discounted cash flow method, the Partnership determined fair value based on estimated future cash flows of each reporting unit including estimates for capital expenditures, discounted to present value using the risk-adjusted industry rate, which reflect the overall level of inherent risk of the reporting unit. Cash flow projections are derived from one year budgeted amounts and five year operating forecasts plus an estimate of later period cash flows, all of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Under the guideline company method, the Partnership determined the estimated fair value of each of our reporting units by applying valuation multiples of comparable publicly-traded companies to each reporting unit’s projected EBITDA and then averaging that estimate with similar historical calculations using a three year average. In addition, the Partnership estimated a reasonable control premium representing the incremental value that accrues to the majority owner from the opportunity to dictate the strategic and operational actions of the business.

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
Except for certain amounts recorded by Panhandle, Sunoco Logistics and our retail marketing operations, discussed below, management was not able to reasonably measure the fair value of asset retirement obligations as of December 31, 2015 and 2014, in most cases because the settlement dates were indeterminable. Although a number of other onshore assets in Panhandle’s system are subject to agreements or regulations that give rise to an ARO upon Panhandle’s discontinued use of these assets, AROs were not recorded because these assets have an indeterminate removal or abandonment date given the expected continued use of the assets with proper maintenance or replacement. Sunoco, Inc. has legal asset retirement obligations for several other assets at its previously owned refineries, pipelines and terminals, for which it is not possible to estimate when the obligations will be settled. Consequently, the retirement obligations for these assets cannot be measured at this time. At the end of the useful life of these underlying assets, Sunoco, Inc. is legally or contractually required to abandon in place or remove the asset. Sunoco Logistics believes it may have additional asset retirement obligations related to its pipeline assets and storage tanks, for which it is not possible to estimate whether or when the retirement obligations will be settled. Consequently, these retirement obligations cannot be measured at this time.
Below is a schedule of AROs by segment recorded as other non-current liabilities in ETP’s consolidated balance sheets:

	December 31,
	2015	2014
Interstate transportation and storage	$58	$60
Investment in Sunoco Logistics	88	41
Retail marketing	66	87
	$212	$188
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
Long-lived assets related to AROs aggregated $18 million and were reflected as property, plant and equipment on our balance sheet as of December 31, 2015 and 2014. In addition, the Partnership had $6 million legally restricted funds for the purpose of settling AROs that was reflected as other non-current assets as of December 31, 2015.

Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	December 31,
	2015	2014
Interest payable	$425	$382
Customer advances and deposits	95	103
Accrued capital expenditures	743	673
Accrued wages and benefits	218	233
Taxes payable other than income taxes	76	236
Other	386	373
Total accrued and other current liabilities	$1,943	$2,000
Deposits or advances are received from our customers as prepayments for natural gas deliveries in the following month. Prepayments and security deposits may also be required when customers exceed their credit limits or do not qualify for open credit.
Redeemable Noncontrolling Interests
The noncontrolling interest holders in one of Sunoco Logistics’ consolidated subsidiaries have the option to sell their interests to Sunoco Logistics.  In accordance with applicable accounting guidance, the noncontrolling interest is excluded from total equity and reflected as redeemable interest on ETP’s consolidated balance sheet.
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
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our debt obligations as of December 31, 2015 was $25.71 billion and $28.68 billion, respectively. As of December 31, 2014, the aggregate fair value and carrying amount of our debt obligations was $26.91 billion and $25.84 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
We have commodity derivatives, interest rate derivatives and embedded derivatives in our preferred units that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. Derivatives related to the embedded derivatives in our preferred units are valued using a binomial lattice model. The market inputs utilized in the model include credit spread, probabilities of the occurrence of certain events, common unit price, dividend yield, and expected value, and are considered Level 3. During the year ended December 31, 2015, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2015 and 2014 based on inputs used to derive their fair values:

	Fair Value Total	Fair Value Measurements at December 31, 2015
		Level 1	Level 2	Level 3
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	16	16	—	—
Swing Swaps IFERC	10	2	8	—
Fixed Swaps/Futures	274	274	—	—
Forward Physical Swaps	4	—	4	—
Power:
Forwards	22	—	22	—
Futures	3	3	—	—
Options – Puts	1	1	—	—
Options – Calls	1	1	—	—
Natural Gas Liquids – Forwards/Swaps	99	99	—	—
Refined Products – Futures	9	9	—	—
Crude – Futures	9	9	—	—
Total commodity derivatives	448	414	34	—
Total assets	$448	$414	$34	$—
Liabilities:
Interest rate derivatives	$(171)	$—	$(171)	$—
Embedded derivatives in the ETP Preferred Units	(5)	—	—	(5)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(16)	(16)	—	—
Swing Swaps IFERC	(12)	(2)	(10)	—
Fixed Swaps/Futures	(203)	(203)	—	—
Power:
Forwards	(22)	—	(22)	—
Futures	(2)	(2)	—	—
Options – Puts	(1)	(1)	—	—
Natural Gas Liquids – Forwards/Swaps	(89)	(89)	—	—
Crude – Futures	(5)	(5)	—	—
Total commodity derivatives	(350)	(318)	(32)	—
Total liabilities	$(526)	$(318)	$(203)	$(5)

	Fair Value Total	Fair Value Measurements at December 31, 2014
		Level 1	Level 2	Level 3
Assets:
Interest rate derivatives	$3	$—	$3	$—
Commodity derivatives:
Condensate – Forward Swaps	36	—	36	—
Natural Gas:
Basis Swaps IFERC/NYMEX	19	19	—	—
Swing Swaps IFERC	26	1	25	—
Fixed Swaps/Futures	566	541	25	—
Forward Physical Swaps	1	—	1	—
Power:
Forwards	3	—	3	—
Futures	4	4	—	—
Natural Gas Liquids – Forwards/Swaps	69	46	23	—
Refined Products – Futures	21	21	—	—
Total commodity derivatives	745	632	113	—
Total assets	$748	$632	$116	$—
Liabilities:
Interest rate derivatives	$(155)	$—	$(155)	$—
Embedded derivatives in the ETP Preferred Units	(16)	—	—	(16)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(18)	(18)	—	—
Swing Swaps IFERC	(25)	(2)	(23)	—
Fixed Swaps/Futures	(490)	(490)	—	—
Power:
Forwards	(4)	—	(4)	—
Futures	(2)	(2)	—	—
Natural Gas Liquids – Forwards/Swaps	(32)	(32)	—	—
Refined Products – Futures	(7)	(7)	—	—
Total commodity derivatives	(578)	(551)	(27)	—
Total liabilities	$(749)	$(551)	$(182)	$(16)
The following table presents the material unobservable inputs used to estimate the fair value of ETP’s Preferred Units and the embedded derivatives in ETP’s Preferred Units:

	Unobservable Input	December 31, 2015
Embedded derivatives in the ETP Preferred Units	Credit Spread	5.33%
	Volatility	37.0%
Changes in the remaining term of the Preferred Units, U.S. Treasury yields and valuations in related instruments would cause a change in the yield to value the Preferred Units. Changes in ETP’s cost of equity and U.S. Treasury yields would cause a change in the credit spread used to value the embedded derivatives in the ETP Preferred Units. Changes in ETP’s historical unit price volatility would cause a change in the volatility used to value the embedded derivatives.

The following table presents a reconciliation of the beginning and ending balances for our Level 3 financial instruments measured at fair value on a recurring basis using significant unobservable inputs for the year ended December 31, 2015.

Balance, December 31, 2014	$(16)
Net unrealized gains included in other income (expense)	11
Balance, December 31, 2015	$(5)
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
We record the collection of taxes to be remitted to government authorities on a net basis except for our retail marketing segment in which consumer excise taxes on sales of refined products and merchandise are included in both revenues and costs and expenses in the consolidated statements of operations, with no effect on net income (loss). Excise taxes collected by our retail marketing segment were $1.85 billion, $2.46 billion and $2.22 billion for the years ended December 31, 2015, 2014 and 2013, respectively.
Issuances of Subsidiary Units
We record changes in our ownership interest of our subsidiaries as equity transactions, with no gain or loss recognized in consolidated net income or comprehensive income. For example, upon our subsidiary’s issuance of common units in a public offering, we record any difference between the amount of consideration received or paid and the amount by which the noncontrolling interest is adjusted as a change in partners’ capital.
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
As a publicly traded limited partnership, we are subject to a statutory requirement that our “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and IRS pronouncements) exceed 90% of our total gross income, determined on a calendar year basis. If our qualifying income does not meet this statutory requirement, ETP would be taxed as a corporation for federal and state income tax purposes. For the years ended December 31, 2015, 2014, and 2013, our qualifying income met the statutory requirement.
The Partnership conducts certain activities through corporate subsidiaries which are subject to federal, state and local income taxes. These corporate subsidiaries include ETP Holdco, Oasis Pipeline Company and until July 31, 2015, Susser Holding Corporation. The Partnership and its corporate subsidiaries account for income taxes under the asset and liability method.

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
Pensions and Other Postretirement Benefit Plans
Employers are required to recognize in their balance sheets the overfunded or underfunded status of defined benefit pension and other postretirement plans, measured as the difference between the fair value of the plan assets and the benefit obligation

(the projected benefit obligation for pension plans and the accumulated postretirement benefit obligation for other postretirement plans).  Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability.  Employers must recognize the change in the funded status of the plan in the year in which the change occurs within AOCI in equity or, for entities applying regulatory accounting, as a regulatory asset or regulatory liability.
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
2015 Transactions
Sunoco LLC to Sunoco LP
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
Susser to Sunoco LP
In July 2015, in exchange for the contribution of 100% of Susser from ETP to Sunoco LP, Sunoco LP paid $970 million in cash and issued to ETP subsidiaries 22 million Sunoco LP Class B units valued at $970 million. The Sunoco Class B units did not receive second quarter 2015 cash distributions from Sunoco LP and converted on a one-for-one basis into Sunoco LP common units on the day immediately following the record date for Sunoco LP’s second quarter 2015 distribution. In addition, (i) a Susser subsidiary exchanged its 79,308 Sunoco LP common units for 79,308 Sunoco LP Class A units, (ii) 10.9 million Sunoco LP subordinated units owned by Susser subsidiaries were converted into 10.9 million Sunoco LP Class A units and (iii) Sunoco LP issued 79,308 Sunoco LP common units and 10.9 million Sunoco LP subordinated units to subsidiaries of ETP. The Sunoco LP Class A units owned by the Susser subsidiaries were contributed to Sunoco LP as part of the transaction. Sunoco LP subsequently contributed its interests in Susser to one of its subsidiaries.
Sunoco LP to ETE
Effective July 1, 2015, ETE acquired 100% of the membership interests of Sunoco GP, the general partner of Sunoco LP, and all of the IDRs of Sunoco LP from ETP, and in exchange, ETP repurchased from ETE 21 million ETP common units owned by ETE (the “Sunoco LP Exchange”). In connection with ETP’s 2014 acquisition of Susser, ETE agreed to provide ETP a $35 million annual IDR subsidy for 10 years, which terminated upon the closing of ETE’s acquisition of Sunoco GP. In connection with the exchange and repurchase, ETE will provide ETP a $35 million annual IDR subsidy for two years beginning with the quarter ended September 30, 2015. In connection with this transaction, the Partnership deconsolidated Sunoco LP, including goodwill of $1.81 billion and intangible assets of $982 million related to Sunoco LP. The Partnership continues to hold 37.8 million Sunoco LP common units accounted for under the equity method. The results of Sunoco LP’s operations have not been presented as discontinued operations and Sunoco LP’s assets and liabilities have not been presented as held for sale in the Partnership’s consolidated financial statements.
Sunoco, Inc. to Sunoco LP
In November 2015, ETP and Sunoco LP announced ETP’s contribution to Sunoco LP of the remaining 68.42% interest in Sunoco, LLC and 100% interest in the legacy Sunoco, Inc. retail business for $2.23 billion. Sunoco LP will pay ETP $2.03 billion in cash, subject to certain working capital adjustments, and will issue to ETP 5.7 million Sunoco LP common units. The transaction will be effective January 1, 2016 and is expected to close in March 2016.

Bakken Pipeline
In March 2015, ETE transferred 30.8 million Partnership common units, ETE’s 45% interest in the Bakken Pipeline project, and $879 million in cash to the Partnership in exchange for 30.8 million newly issued Class H Units of ETP that, when combined with the 50.2 million previously issued Class H Units, generally entitle ETE to receive 90.05% of the cash distributions and other economic attributes of the general partner interest and IDRs of Sunoco Logistics (the “Bakken Pipeline Transaction”). In connection with this transaction, the Partnership also issued to ETE 100 Class I Units that provide distributions to ETE to offset IDR subsidies previously provided to ETP. These IDR subsidies, including the impact from distributions on Class I Units, were reduced by $55 million in 2015 and $30 million in 2016.
In October 2015, Sunoco Logistics completed the previously announced acquisition of a 40% membership interest (the “Bakken Membership Interest”) in Bakken Holdings Company LLC (“Bakken Holdco”). Bakken Holdco, through its wholly-owned subsidiaries, owns a 75% membership interest in each of Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC, which together intend to develop the Bakken Pipeline system to deliver crude oil from the Bakken/Three Forks production area in North Dakota to the Gulf Coast. ETP transferred the Bakken Membership Interest to Sunoco Logistics in exchange for approximately 9.4 million Class B Units representing limited partner interests in Sunoco Logistics and the payment by Sunoco Logistics to ETP of $382 million of cash, which represented reimbursement for its proportionate share of the total cash contributions made in the Bakken Pipeline project as of the date of closing of the exchange transaction.
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
In connection with the Regency Merger, ETE agreed to reduce the incentive distributions it receives from the Partnership by a total of $320 million over a five-year period. The IDR subsidy was $80 million for the year ended December 31, 2015 and will total $60 million per year for the following four years.
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
ETP has assumed all of the obligations of Regency and Regency Energy Finance Corp., of which ETP was previously a co-obligor or parent guarantor.
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

The following table summarizes the assets acquired and liabilities assumed recognized as of the merger date:

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
Panhandle Merger
On January 10, 2014, Panhandle consummated a merger with Southern Union, the indirect parent of Panhandle at the time of the merger, and PEPL Holdings, a wholly-owned subsidiary of Southern Union and the sole limited partner of Panhandle at the time of the merger, pursuant to which each of Southern Union and PEPL Holdings were merged with and into Panhandle (the “Panhandle Merger”), with Panhandle surviving the Panhandle Merger. In connection with the Panhandle Merger, Panhandle assumed Southern Union’s obligations under its 7.6% senior notes due 2024, 8.25% senior notes due 2029 and the junior subordinated notes due 2066. At the time of the Panhandle Merger, Southern Union did not have material operations of its own, other than its ownership of Panhandle and noncontrolling interests in PEI Power II, LLC, Regency (31.4 million common units and 6.3 million Class F Units, all of which have subsequently converted into ETP common units), and ETP (2.2 million Common Units).
Regency’s Acquisition of PVR Partners, L.P.
On March 21, 2014, Regency acquired PVR for a total purchase price of $5.7 billion (based on Regency’s closing price of $27.82 per Regency Common Unit on March 21, 2014), including $1.8 billion principal amount of assumed debt (the “PVR Acquisition”). PVR unitholders received (on a per unit basis) 1.02 Regency Common Units and a one-time cash payment of $36 million, which was funded through borrowings under Regency’s revolving credit facility. Our consolidated statement of operations for the year ended December 31, 2014 included revenues and net income attributable to PVR’s operations of $956 million and $166 million, respectively.
The total purchase price was allocated as follows:

Assets	At March 21, 2014
Current assets	$149
Property, plant and equipment	2,716
Investment in unconsolidated affiliates	62
Intangible assets (average useful life of 30 years)	2,717
Goodwill(1)	370
Other non-current assets	18
Total assets acquired	6,032
Liabilities
Current liabilities	168
Long-term debt	1,788
Premium related to senior notes	99
Non-current liabilities	30
Total liabilities assumed	2,085
Net assets acquired	$3,947
(1)None of the goodwill is expected to be deductible for tax purposes.
The fair values of the assets acquired and liabilities assumed were determined using various valuation techniques, including the income and market approaches.
Regency’s Acquisition of Eagle Rock’s Midstream Business
On July 1, 2014, Regency acquired Eagle Rock’s midstream business (the “Eagle Rock Midstream Acquisition”) for $1.3 billion, including the assumption of $499 million of Eagle Rock’s 8.375% senior notes due 2019. The remainder of the purchase price was funded by $400 million in Regency Common Units sold to a wholly-owned subsidiary of ETE, 8.2 million Regency Common Units issued to Eagle Rock and borrowings under Regency’s revolving credit facility. Our consolidated statement of operations for the year ended December 31, 2014 included revenues and net income attributable to Eagle Rock’s operations of $903 million and $30 million, respectively.

The total purchase price was allocated as follows:

Assets	At July 1, 2014
Current assets	$120
Property, plant and equipment	1,295
Other non-current assets	4
Goodwill	49
Total assets acquired	1,468
Liabilities
Current liabilities	116
Long-term debt	499
Other non-current liabilities	12
Total liabilities assumed	627

Net assets acquired	$841
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
The following table summarizes selected financial information related to Southern Union’s distribution operations in 2013 through MGE and NEG’s sale dates in September 2013 and December 2013, respectively:

Year Ended December 31, 2013
Revenue from discontinued operations	$415
Net income of discontinued operations, excluding effect of taxes and overhead allocations	65
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

4.	ADVANCES TO AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES:
The carrying values of the Partnership’s investments in unconsolidated affiliates as of December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Citrus	$1,739	$1,823
AmeriGas	80	94
FEP	115	130
MEP	660	695
HPC	402	422
Sunoco LP	1,380	—
Others	627	596
Total	$5,003	$3,760
Citrus
ETP owns CrossCountry, which in turn owns a 50% interest in Citrus. The other 50% interest in Citrus is owned by a subsidiary of Kinder Morgan, Inc. Citrus owns 100% of FGT, a natural gas pipeline system that originates in Texas and delivers natural gas to the Florida peninsula. In 2012, we recorded our investment in Citrus at $2.0 billion, which exceeded our proportionate share of Citrus’ equity by $1.03 billion, all of which is treated as equity method goodwill due to the application of regulatory accounting. Our investment in Citrus is reflected in our interstate transportation and storage segment.
AmeriGas
In 2012, we received 29.6 million AmeriGas common units in connection with the contribution of our propane operations. During the years ended December 31, 2014 and 2013, we sold 18.9 million and 7.5 million AmeriGas common units, respectively, for net proceeds of $814 million and $346 million, respectively. Subsequent to the sales, the Partnership’s remaining interest in AmeriGas common units consisted of 3.1 million units held by a wholly-owned captive insurance company and is reflected in the all other segment.
FEP
We have a 50% interest in FEP which owns an approximately 185-mile natural gas pipeline that originates in Conway County, Arkansas, continues eastward through White County, Arkansas and terminates at an interconnect with Trunkline Gas Company in Panola County, Mississippi. Our investment in FEP is reflected in the interstate transportation and storage segment.
MEP
We own a 50% interest in MEP, which owns approximately 500 miles of natural gas pipeline that extends from Southeast Oklahoma, across Northeast Texas, Northern Louisiana and Central Mississippi to an interconnect with the Transcontinental natural gas pipeline system in Butler, Alabama. Our investment in MEP is reflected in the interstate transportation and storage segment.
HPC
We own a 49.99% interest in HPC, which, through its ownership of RIGS, delivers natural gas from northwest Louisiana to downstream pipelines and markets through a 450-mile intrastate pipeline system. Our investment in HPC is reflected in the intrastate transportation and storage segment.
Sunoco LP
Effective July 1, 2015, ETE acquired 100% of the membership interests of Sunoco GP, the general partner of Sunoco LP, and all of the IDRs of Sunoco LP from the Partnership. As a result, the Partnership deconsolidated Sunoco LP, and its remaining investment in Sunoco LP is accounted for under the equity method. Our investment in Sunoco LP is reflected in the retail marketing segment.

Summarized Financial Information
The following tables present aggregated selected balance sheet and income statement data for our unconsolidated affiliates, AmeriGas, Citrus, FEP, HPC, MEP and Sunoco LP (on a 100% basis) for all periods presented:

	December 31,
	2015	2014
Current assets	$1,646	$889
Property, plant and equipment, net	12,611	10,520
Other assets	5,485	2,687
Total assets	$19,742	$14,096

Current liabilities	$1,517	$1,983
Non-current liabilities	10,428	7,359
Equity	7,797	4,754
Total liabilities and equity	$19,742	$14,096

	Years Ended December 31,
	2015	2014	2013
Revenue	$20,961	$4,925	$4,695
Operating income	1,620	1,071	1,197
Net income	894	577	699
In addition to the equity method investments described above we have other equity method investments which are not significant to our consolidated financial statements.

5.	NET INCOME PER LIMITED PARTNER UNIT:
The following table provides a reconciliation of the numerator and denominator of the basic and diluted income (loss) per unit.

	Years Ended December 31,
	2015	2014	2013
Income from continuing operations	$1,521	$1,235	$713
Less: Income from continuing operations attributable to noncontrolling interest	157	116	239
Less: Income (loss) from continuing operations attributable to predecessor	(34)	(153)	35
Income from continuing operations, net of noncontrolling interest	1,398	1,272	439
General Partner’s interest in income from continuing operations	1,064	513	505
Class H Unitholder’s interest in income from continuing operations	258	217	—
Class I Unitholder’s interest in income from continuing operations	94	—	—
Common Unitholders’ interest in income (loss) from continuing operations	(18)	542	(66)
Additional earnings allocated to General Partner	(5)	(4)	(2)
Distributions on employee unit awards, net of allocation to General Partner	(16)	(13)	(10)
Income (loss) from continuing operations available to Common Unitholders	$(39)	$525	$(78)
Weighted average Common Units – basic	432.8	331.5	343.4
Basic income (loss) from continuing operations per Common Unit	$(0.09)	$1.58	$(0.23)

Income (loss) from continuing operations available to Common Unitholders	$(39)	$525	$(78)
Loss attributable to ETP Series A Preferred Units	(6)	—	—
Diluted income (loss) from continuing operations available to Common Unitholders	$(45)	$525	$(78)
Weighted average Common Units – basic	432.8	331.5	343.4
Dilutive effect of unvested Unit Awards	—	1.3	—
Dilutive effect of Preferred Units	0.7	—	—
Weighted average Common Units – diluted	433.5	332.8	343.4
Diluted income (loss) from continuing operations per Common Unit	$(0.10)	$1.58	$(0.23)
Basic income from discontinued operations per Common Unit	$—	$0.19	$0.05
Diluted income from discontinued operations per Common Unit	$—	$0.19	$0.05

6.	DEBT OBLIGATIONS:
Our debt obligations consist of the following:

	December 31,
	2015	2014
ETP Debt
5.95% Senior Notes due February 1, 2015	$—	$750
6.125% Senior Notes due February 15, 2017	400	400
2.5% Senior Notes due June 15, 2018	650	—
6.7% Senior Notes due July 1, 2018	600	600
9.7% Senior Notes due March 15, 2019	400	400

9.0% Senior Notes due April 15, 2019	450	450
5.75% Senior Notes due September 1, 2020 (assumed from Regency)	400	—
4.15% Senior Notes due October 1, 2020	1,050	700
6.5% Senior Notes due May 15, 2021 (assumed from Regency)	500	—
4.65% Senior Notes due June 1, 2021	800	800
5.20% Senior Notes due February 1, 2022	1,000	1,000
5.875% Senior Notes due March 1, 2022 (assumed from Regency)	900	—
5.0% Senior Notes due October 1, 2022 (assumed from Regency)	700	—
3.60% Senior Notes due February 1, 2023	800	800
5.5% Senior Notes due April 15, 2023 (assumed from Regency)	700	—
4.5% Senior Notes due November 1, 2023 (assumed from Regency)	600	—
4.9% Senior Notes due February 1, 2024	350	350
7.6% Senior Notes due February 1, 2024	277	277
4.05% Senior Notes due March 15, 2025	1,000	—
4.75% Senior Notes due January 15, 2026	1,000	—
8.25% Senior Notes due November 15, 2029	267	267
4.90% Senior Notes due March 15, 2035	500	—
6.625% Senior Notes due October 15, 2036	400	400
7.5% Senior Notes due July 1, 2038	550	550
6.05% Senior Notes due June 1, 2041	700	700
6.50% Senior Notes due February 1, 2042	1,000	1,000
5.15% Senior Notes due February 1, 2043	450	450
5.95% Senior Notes due October 1, 2043	450	450
5.15% Senior Notes due March 15, 2045	1,000	—
6.125% Senior Notes due December 15, 2045	1,000	—
Floating Rate Junior Subordinated Notes due November 1, 2066	545	546
ETP $3.75 billion Revolving Credit Facility due November 2019	1,362	570
Unamortized premiums, discounts and fair value adjustments, net	(21)	(1)
Deferred debt issuance costs	(147)	(55)
	20,633	11,404
Transwestern Debt
5.54% Senior Notes due November 17, 2016	125	125
5.64% Senior Notes due May 24, 2017	82	82
5.36% Senior Notes due December 9, 2020	175	175
5.89% Senior Notes due May 24, 2022	150	150
5.66% Senior Notes due December 9, 2024	175	175
6.16% Senior Notes due May 24, 2037	75	75
Unamortized premiums, discounts and fair value adjustments, net	(1)	(1)
Deferred debt issuance costs	(2)	(3)
	779	778
Panhandle Debt
6.20% Senior Notes due November 1, 2017	300	300
7.00% Senior Notes due June 15, 2018	400	400
8.125% Senior Notes due June 1, 2019	150	150
7.60% Senior Notes due February 1, 2024	82	82
7.00% Senior Notes due July 15, 2029	66	66
8.25% Senior Notes due November 14, 2029	33	33
Floating Rate Junior Subordinated Notes due November 1, 2066	54	54
Unamortized premiums, discounts and fair value adjustments, net	75	99
	1,160	1,184

Sunoco, Inc. Debt
9.625% Senior Notes due April 15, 2015	—	250
5.75% Senior Notes due January 15, 2017	400	400
9.00% Debentures due November 1, 2024	65	65
Unamortized premiums, discounts and fair value adjustments, net	20	35
	485	750
Sunoco Logistics Debt
6.125% Senior Notes due May 15, 2016 (1)	175	175
5.50% Senior Notes due February 15, 2020	250	250
4.4% Senior Notes due April 1, 2021	600	—
4.65% Senior Notes due February 15, 2022	300	300
3.45% Senior Notes due January 15, 2023	350	350
4.25% Senior Notes due April 1, 2024	500	500
5.95% Senior Notes due December 1, 2025	400	—
6.85% Senior Notes due February 15, 2040	250	250
6.10% Senior Notes due February 15, 2042	300	300
4.95% Senior Notes due January 15, 2043	350	350
5.30% Senior Notes due April 1, 2044	700	700
5.35% Senior Notes due May 15, 2045	800	800
Sunoco Logistics $35 million Revolving Credit Facility due April 30, 2015 (2)	—	35
Sunoco Logistics $2.50 billion Revolving Credit Facility due March 2020	562	150
Unamortized premiums, discounts and fair value adjustments, net	85	100
Deferred debt issuance costs	(32)	(26)
	5,590	4,234

Sunoco LP Debt (3)	—	683
Regency Debt, net of deferred debt issuance costs of $58 million (4)	—	6,583

Other	32	223
	28,679	25,839
Less: current maturities	126	1,008
	$28,553	$24,831

(1)
Sunoco Logistics’ 6.125% senior notes due May 15, 2016 were classified as long-term debt as of December 31, 2015 as Sunoco Logistics has the ability and intent to refinance such borrowings on a long-term basis.

(2)	Sunoco Logistics’ subsidiary $35 million Revolving Credit Facility matured in April 2015 and was repaid with borrowings from the Sunoco Logistics $2.50 billion Revolving Credit Facility.

(3)	In connection with ETE’s acquisition of Sunoco GP, the general partner of Sunoco LP, on July 1, 2015, ETP deconsolidated Sunoco LP.

(4)
As discussed below, the Regency senior notes were redeemed and/or assumed by the Partnership. On April 30, 2015, in connection with the Regency Merger, the Regency Revolving Credit Facility was paid off in full and terminated.

The following table reflects future maturities of long-term debt for each of the next five years and thereafter. These amounts exclude $23 million in unamortized net premiums, fair value adjustments and deferred debt issuance costs:

2016	$301
2017	1,182
2018	1,650
2019	2,362
2020	2,937
Thereafter	20,270
Total	$28,702
Long-term debt reflected on our consolidated balance sheets includes fair value adjustments related to interest rate swaps, which represent fair value adjustments that had been recorded in connection with fair value hedge accounting prior to the termination of the interest rate swap.
ETP as Co-Obligor of Sunoco, Inc. Debt
In connection with the Sunoco Merger and ETP Holdco Transaction, ETP became a co-obligor on approximately $965 million of aggregate principal amount of Sunoco, Inc.’s existing senior notes and debentures. The balance of these notes was $465 million as of December 31, 2015.
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
The notes assumed from Regency are registered under the Securities Act of 1933 (as amended). The senior notes assumed from Regency may be redeemed at any time, or from time to time, pursuant to the terms of the applicable indenture and related indenture supplements related to the Regency senior notes. The balance is payable upon maturity and interest is payable semi-annually. The indentures on these notes contain various covenants that are similar to those of the indentures on ETP’s senior notes.
The senior notes assumed from Regency are fully and unconditionally guaranteed, on a joint and several basis, by all of the consolidated subsidiaries that were previously consolidated by Regency, except for ELG and its wholly-owned subsidiaries, Aqua – PVR and ORS.
On August 13, 2015, ETP redeemed in full the outstanding amount of the 2020 Notes and the 2021 Notes. The amount paid to redeem the 2020 Notes included a make whole premium of $40 million and the amount paid to redeem the 2021 Notes included a make whole premium of $24 million.
Transwestern Senior Notes
The Transwestern senior notes are redeemable at any time in whole or pro rata, subject to a premium or upon a change of control event or an event of default, as defined. The balance is payable upon maturity. Interest is paid semi-annually.
Panhandle Junior Subordinated Notes
The interest rate on the remaining portion of Panhandle’s junior subordinated notes due 2066 is a variable rate based upon the three-month LIBOR rate plus 3.0175%. The balance of the variable rate portion of the junior subordinated notes was $54 million at an effective interest rate of 3.65% at December 31, 2015.
Sunoco Logistics Senior Notes Offerings
In November 2015, Sunoco Logistics issued $600 million aggregate principal amount of 4.40% senior notes due April 2021 and $400 million aggregate principal amount of 5.95% senior notes due December 2025.
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
As of December 31, 2015, the ETP Credit Facility had $1.36 billion outstanding, and the amount available for future borrowings was $2.24 billion after taking into account letters of credit of $145 million. The weighted average interest rate on the total amount outstanding as of December 31, 2015 was 1.86%.
Sunoco Logistics Credit Facilities
Sunoco Logistics maintains a $2.50 billion unsecured credit facility (the “Sunoco Logistics Credit Facility”) which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be extended to $3.25 billion under certain conditions.
The Sunoco Logistics Credit Facility is available to fund Sunoco Logistics’ working capital requirements, to finance acquisitions and capital projects, to pay distributions and for general partnership purposes. The Sunoco Logistics Credit

Facility bears interest at LIBOR or the Base Rate, each plus an applicable margin. The credit facility may be prepaid at any time. As of December 31, 2015, the Sunoco Logistics Credit Facility had $562 million of outstanding borrowings.
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
Covenants Related to Sunoco Logistics
Sunoco Logistics’ $2.50 billion credit facility contains various covenants, including limitations on the creation of indebtedness and liens, and other covenants related to the operation and conduct of the business of Sunoco Logistics and its subsidiaries. The credit facility also limits Sunoco Logistics, on a rolling four-quarter basis, to a maximum total consolidated debt to consolidated Adjusted EBITDA ratio, as defined in the underlying credit agreement, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. Sunoco Logistics’ ratio of total consolidated debt, excluding net unamortized fair value adjustments, to consolidated Adjusted EBITDA was 3.6 to 1 at December 31, 2015, as calculated in accordance with the credit agreements.
Compliance with our Covenants
We were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of December 31, 2015.

7.	SERIES A PREFERRED UNITS:
In connection with the closing of the Regency Merger, Regency’s 1.9 million outstanding series A cumulative convertible preferred units were converted into corresponding newly issued ETP cumulative convertible series A preferred units on a one-for-one basis. If outstanding, the Preferred Units are mandatorily redeemable on September 2, 2029 for $35 million plus all accrued but unpaid distributions and interest thereon and are reflected as long-term liabilities in our consolidated balance sheets. The Preferred Units are entitled to a preferential quarterly cash distribution of $0.445 per Preferred Unit if outstanding on the record dates of the Partnership’s common unit distributions. Holders of the Preferred Units can elect to convert the ETP Preferred Units to ETP Common Units at any time in accordance with ETP’s partnership agreement. The number of common units issuable upon conversion of the Preferred Units is equal to the issue price of $18.30, plus all accrued but unpaid distributions and interest thereon, divided by the conversion price of $44.37. As of December 31, 2015, the Preferred Units were convertible into 0.9 million ETP Common Units.

8.	EQUITY:
Limited Partner interests are represented by Common, Class E Units, Class G Units, Class H and Class I Units that entitle the holders thereof to the rights and privileges specified in the Partnership Agreement. No person is entitled to preemptive rights in respect of issuances of equity securities by us, except that ETP GP has the right, in connection with the issuance of any equity security by us, to purchase equity securities on the same terms as equity securities are issued to third parties sufficient to enable ETP GP and its affiliates to maintain the aggregate percentage equity interest in us as ETP GP and its affiliates owned immediately prior to such issuance.
IDRs represent the contractual right to receive an increasing percentage of quarterly distributions of Available Cash (as defined in our Partnership Agreement) from operating surplus after the minimum quarterly distribution has been paid. Please read “Quarterly Distributions of Available Cash” below. ETP GP, a wholly-owned subsidiary of ETE, owns all of the IDRs.

Common Units
The change in Common Units was as follows:

	Years Ended December 31,
	2015	2014	2013
Number of Common Units, beginning of period	355.5	333.8	301.5
Common Units redeemed in connection with certain transactions	(51.8)	(18.7)	—
Common Units issued in connection with public offerings	—	—	13.8
Common Units issued in connection with certain acquisitions	172.2	15.8	49.5
Common Units redeemed for Class H Units	—	—	(50.2)
Common Units issued in connection with the Distribution Reinvestment Plan	7.7	2.8	2.3
Common Units issued in connection with Equity Distribution Agreements	21.1	21.4	16.9
Repurchases of Common Units in open-market transactions	—	—	(0.4)
Issuance of Common Units under equity incentive plans	0.9	0.4	0.4
Number of Common Units, end of period	505.6	355.5	333.8
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
Public Offerings
In April 2013, the Partnership completed a public offerings of 13.8 million Common Units, all of which have been registered under the Securities Act of 1933 (as amended), for net proceeds of $657 million. Proceeds were used to repay amounts outstanding under the ETP Credit Facility and for general partnership purposes.
Equity Distribution Program
From time to time, we have sold Common Units through equity distribution agreements. Such sales of Common Units are made by means of ordinary brokers’ transactions on the NYSE at market prices, in block transactions or as otherwise agreed between us and the sales agent which is the counterparty to the equity distribution agreements.
During the year ended December 31, 2015, we issued 21.1 million units for $1.07 billion, net of commissions of $11 million. As of December 31, 2015, $328 million of our Common Units remained available to be issued under our currently effective equity distribution agreement.
Equity Incentive Plan Activity
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
During the years ended December 31, 2015, 2014 and 2013, aggregate distributions of $360 million, $155 million, and $109 million, respectively, were reinvested under the DRIP resulting in the issuance in aggregate of 12.8 million Common Units.

In December, 2015, we provided notice to the DRIP participants that we have changed the discount at which participants may purchase ETP common units through the DRIP from 5% to 1%, effective for the distributions payable in respect of the fourth quarter of 2015 and future quarters.
As of December 31, 2015, a total of 11.5 million Common Units remain available to be issued under the existing registration statement.
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
Bakken Pipeline Transaction
In March 2015, ETE transferred 30.8 million Partnership common units, ETE’s 45% interest in the Bakken Pipeline project, and $879 million in cash to the Partnership in exchange for 30.8 million newly issued Class H Units of ETP that, when combined with the 50.2 million previously issued Class H Units, generally entitle ETE to receive 90.05% of the cash distributions and other economic attributes of the general partner interest and IDRs of Sunoco Logistics (the “Bakken Pipeline Transaction”). In connection with this transaction, the Partnership also issued to ETE 100 Class I Units that provide distributions to ETE to offset IDR subsidies previously provided to ETP. These IDR subsidies, including the impact from distributions on Class I Units, were reduced by $55 million in 2015 and $30 million in 2016.
In connection with the transaction, ETP issued 100 Class I Units. The Class I Units are generally entitled to: (i) pro rata allocations of gross income or gain until the aggregate amount of such items allocated to the holders of the Class I Units for the current taxable period and all previous taxable periods is equal to the cumulative amount of all distributions made to the holders of the Class I Units and (ii) after making cash distributions to Class H Units, any additional available cash deemed to be either operating surplus or capital surplus with respect to any quarter will be distributed to the Class I Units in an amount equal to the excess of the distribution amount set forth in our Partnership Agreement, as amended, (the “Partnership Agreement”) for such quarter over the cumulative amount of available cash previously distributed commencing with the quarter ending March 31, 2015 until the quarter ending December 31, 2016. The impact of (i) the IDR subsidy adjustments and (ii) the Class I Unit distributions, along with the currently effective IDR subsidies, is included in the table below under “Quarterly Distributions of Available Cash.”
Sales of Common Units by Sunoco Logistics
With respect to our investment in Sunoco Logistics, we account for the difference between the carrying amount of our investment in and the underlying book value arising from the issuance or redemption of units by the respective subsidiary (excluding transactions with us) as capital transactions.
As a result of Sunoco Logistics’ issuances of common units during the year ended December 31, 2015, we recognized increases in partners’ capital of $300 million.
In 2014, Sunoco Logistics entered into equity distribution agreements pursuant to which Sunoco Logistics may sell from time to time common units having aggregate offering prices of up to $1.25 billion. In the fourth quarter of 2015, the aggregate capacity was increased to $2.25 billion. During the year ended December 31, 2015, Sunoco Logistics received proceeds of $890 million, net of commissions of $10 million, from the issuance of 26.8 million common units pursuant to the equity distribution agreement, which were used for general partnership purposes.
In March 2015, Sunoco Logistics completed a public offering of 13.5 million common units for net proceeds of $547 million. The proceeds were used to repay outstanding borrowings under the $2.5 billion Sunoco Logistics Credit Facility and for general partnership purposes. In April 2015, an additional 2.0 million common units were issued for net proceeds of $82 million related to the exercise of an option in connection with the March 2015 offering.
In September 2014, Sunoco Logistics completed an overnight public offering of 7.7 million common units for net proceeds of $362 million were used to repay outstanding borrowings under the Sunoco Logistics Credit Facility and for general partnership purposes.
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

Distributions declared during the periods presented were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2012	February 7, 2013	February 14, 2013	$0.8938
March 31, 2013	May 6, 2013	May 15, 2013	0.8938
June 30, 2013	August 5, 2013	August 14, 2013	0.8938
September 30, 2013	November 4, 2013	November 14, 2013	0.9050
December 31, 2013	February 7, 2014	February 14, 2014	0.9200
March 31, 2014	May 5, 2014	May 15, 2014	0.9350
June 30, 2014	August 4, 2014	August 14, 2014	0.9550
September 30, 2014	November 3, 2014	November 14, 2014	0.9750
December 31, 2014	February 6, 2015	February 13, 2015	0.9950
March 31, 2015	May 8, 2015	May 15, 2015	1.0150
June 30, 2015	August 6, 2015	August 14, 2015	1.0350
September 30, 2015	November 5, 2015	November 16, 2015	1.0550
December 31, 2015	February 8, 2016	February 16, 2016	1.0550
ETE agreed to relinquish its right to the following amounts of incentive distributions in future periods, including distributions on Class I Units:

Total Year
2016	$137
2017	128
2018	105
2019	95
Sunoco Logistics Quarterly Distributions of Available Cash
Distributions declared during the periods presented were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2012	February 8, 2013	February 14, 2013	$0.2725
March 31, 2013	May 9, 2013	May 15, 2013	0.2863
June 30, 2013	August 8, 2013	August 14, 2013	0.3000
September 30, 2013	November 8, 2013	November 14, 2013	0.3150
December 31, 2013	February 10, 2014	February 14, 2014	0.3312
March 31, 2014	May 9, 2014	May 15, 2014	0.3475
June 30, 2014	August 8, 2014	August 14, 2014	0.3650
September 30, 2014	November 7, 2014	November 14, 2014	0.3825
December 31, 2014	February 9, 2015	February 13, 2015	0.4000
March 31, 2015	May 11, 2015	May 15, 2015	0.4190
June 30, 2015	August 10, 2015	August 14, 2015	0.4380
September 30, 2015	November 9, 2015	November 13, 2015	0.4580
December 31, 2015	February 8, 2016	February 12, 2016	0.4790

Accumulated Other Comprehensive Income (Loss)
The following table presents the components of AOCI, net of tax:

	December 31,
	2015	2014
Available-for-sale securities	$—	$3
Foreign currency translation adjustment	(4)	(3)
Net loss on commodity related hedges	—	(1)
Actuarial gain (loss) related to pensions and other postretirement benefits	8	(57)
Investments in unconsolidated affiliates, net	—	2
Total AOCI, net of tax	$4	$(56)
The table below sets forth the tax amounts included in the respective components of other comprehensive income (loss):

	December 31,
	2015	2014
Available-for-sale securities	$(2)	$(1)
Foreign currency translation adjustment	4	2
Actuarial loss (gain) relating to pension and other postretirement benefits	7	(37)
Total	$9	$(36)

9.	UNIT-BASED COMPENSATION PLANS:
ETP Unit-Based Compensation Plan
We have issued equity incentive plans for employees, officers and directors, which provide for various types of awards, including options to purchase ETP Common Units, restricted units, phantom units, Common Units, distribution equivalent rights (“DERs”), Common Unit appreciation rights, and other unit-based awards. As of December 31, 2015, an aggregate total of 5.3 million ETP Common Units remain available to be awarded under our equity incentive plans.
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
The following table shows the activity of the awards granted to employees and non-employee directors:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Unvested awards as of December 31, 2014	3.5	$53.83
Awards granted	2.1	35.21
Awards vested	(1.2)	48.67
Awards forfeited	(0.4)	55.44
Conversion of RGP unit awards to ETP unit awards	0.8	58.88
Unvested awards as of December 31, 2015	4.8	47.61

During the years ended December 31, 2015, 2014, and 2013, the weighted average grant-date fair value per unit award granted was $35.21, $60.85 and $50.54, respectively. The total fair value of awards vested was $49 million, $26 million and $29 million, respectively, based on the market price of ETP Common Units as of the vesting date. As of December 31, 2015, a total of 4.8 million unit awards remain unvested, for which ETP expects to recognize a total of $147 million in compensation expense over a weighted average period of 2.1 years.
Cash Restricted Units. The Partnership has also granted cash restricted units, which vest 100% at the end of the third year of service. A cash restricted unit entitles the award recipient to receive cash equal to the market value of one ETP Common Unit upon vesting.
As of December 31, 2015, a total of 0.6 million unvested cash restricted units were outstanding.
Based on the trading price of ETP Common Units at December 31, 2015, the Partnership expects to recognize $7 million of unit-based compensation expense related to non-vested cash restricted units over a period of 1.3 years.
Sunoco Logistics Unit-Based Compensation Plan
Sunoco Logistics’ general partner has a long-term incentive plan for employees and directors, which permits the grant of restricted units and unit options of Sunoco Logistics. As of December 31, 2015, a total of 2.5 million Sunoco Logistics restricted units were outstanding for which Sunoco Logistics expects to recognize $52 million of expense over a weighted average period of 3 years.

10.	INCOME TAXES:
As a partnership, we are not subject to U.S. federal income tax and most state income taxes. However, the Partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes. The components of the federal and state income tax expense (benefit) are summarized as follows:

	Years Ended December 31,
	2015	2014	2013
Current expense (benefit):
Federal	$(274)	$321	$51
State	(51)	86	(2)
Total	(325)	407	49
Deferred expense (benefit):
Federal	231	(50)	(6)
State	(29)	1	54
Total	202	(49)	48
Total income tax expense (benefit) from continuing operations	$(123)	$358	$97

Historically, our effective rate differed from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the partnership level. The completion of the Southern Union Merger, Sunoco Merger, ETP Holdco Transaction and Susser Merger (see Note 3) significantly increased the activities conducted through corporate subsidiaries. A reconciliation of income tax expense (benefit) at the U.S. statutory rate to the income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2015, 2014 and 2013 is as follows:

	December 31, 2015		December 31, 2014		December 31, 2013
	Corporate Subsidiaries(1)	Consolidated (2)	Corporate Subsidiaries(1)	Consolidated (2)	Corporate Subsidiaries(1)	Consolidated (2)
Income tax expense (benefit) at U.S. statutory rate of 35 percent	$(25)	$(25)	$217	$217	$(166)	$(166)
Increase (reduction) in income taxes resulting from:
Nondeductible goodwill	—	—	—	—	241	241
Nondeductible goodwill included in the Lake Charles LNG Transaction	—	—	105	105	—	—
State income taxes (net of federal income tax effects)	(56)	(37)	9	54	31	36
Dividend Received Deduction	(24)	(24)	—	—	—	—
Premium on debt retirement	—	—	(10)	(10)	—	—
Audit Settlement	(7)	(7)	—	—	—	—
Foreign	—	—	(8)	(8)	—	—
Other	(30)	(30)	—	—	(13)	(14)
Income tax expense (benefit) from continuing operations	$(142)	$(123)	$313	$358	$93	$97

(1)
Includes ETP Holdco, Susser Holdings Corporation, Oasis Pipeline Company, Susser Petroleum Property Company LLC, Aloha Petroleum Ltd., Inland Corporation, Mid-Valley Pipeline Company and West Texas Gulf Pipeline Company. Susser Holding Corporation, Susser Petroleum Property Company LLC and Aloha Petroleum Ltd. were deconsolidated from these financial statements in July 2015 due to the contribution of Susser Holding Corporation to Sunoco LP and the acquisition by ETE of 100% of the membership interest of Sunoco GP, the general partner of Sunoco LP (See Note 3).

(2)	Includes ETP and its subsidiaries that are classified as pass-through entities for federal income tax purposes, as well as corporate subsidiaries.

Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. The table below summarizes the principal components of the deferred tax assets (liabilities) as follows:

	December 31,
	2015	2014
Deferred income tax assets:
Net operating losses and alternative minimum tax credit	$155	$116
Pension and other postretirement benefits	36	47
Long term debt	61	53
Other	142	111
Total deferred income tax assets	394	327
Valuation allowance	(121)	(84)
Net deferred income tax assets	$273	$243

Deferred income tax liabilities:
Properties, plants and equipment	$(1,305)	$(1,506)
Inventory	—	(153)
Investment in unconsolidated affiliates	(2,889)	(2,528)
Trademarks	(112)	(355)
Other	(49)	(32)
Total deferred income tax liabilities	(4,355)	(4,574)
Accumulated deferred income taxes	$(4,082)	$(4,331)
As a result of the early adoption and retrospective application of ASU 2015-17 (see Note 2), $85 million of deferred tax liability previously presented as an other current liability as of December 31, 2014 has been reclassified to other non-current liabilities in our consolidated financial statements.
The deconsolidation of Susser Holding Corporation, Susser Petroleum Property Company LLC and Aloha Petroleum Ltd. in July 2015 due to the contribution of Susser Holding Corporation to Sunoco LP and the acquisition by ETE of 100% of the membership interest of Sunoco GP, the general partner of Sunoco LP (see Note 3) significantly decreased the deferred tax assets (liabilities). The table below provides a rollforward of the net deferred income tax liability as follows:

	December 31,
	2015	2014
Net deferred income tax liability, beginning of year	$(4,331)	$(3,903)
Susser acquisition	—	(488)
ETE Acquisition of general partner of Sunoco LP	490	—
Tax provision (including discontinued operations)	(202)	60
Other	(39)	—
Net deferred income tax liability, end of year	$(4,082)	$(4,331)
ETP Holdco and other corporate subsidiaries have federal net operating loss carryforward tax benefits of $6 million, all of which will expire in 2032 through 2034. Our corporate subsidiaries have $27 million of federal alternative minimum tax credits at December 31, 2015. Our corporate subsidiaries have state net operating loss carryforward benefits of $122 million, net of federal tax, which expire between 2016 and 2035. The valuation allowance of $121 million is applicable to the state net operating loss carryforward benefits primarily attributable to Sunoco, Inc.’s pre-acquisition periods.

The following table sets forth the changes in unrecognized tax benefits:

	Years Ended December 31,
	2015	2014	2013
Balance at beginning of year	$440	$429	$27
Additions attributable to tax positions taken in the current year	—	20	—
Additions attributable to tax positions taken in prior years	178	(1)	406
Settlements	—	(5)	—
Lapse of statute	(8)	(3)	(4)
Balance at end of year	$610	$440	$429
As of December 31, 2015, we have $588 million ($550 million after federal income tax benefits) related to tax positions which, if recognized, would impact our effective tax rate. We believe it is reasonably possible that its unrecognized tax benefits may be reduced by $4 million ($3 million, net of federal tax) within the next twelve months due to settlement of certain positions.
Our policy is to accrue interest expense and penalties on income tax underpayments (overpayments) as a component of income tax expense. During 2015, we recognized interest and penalties of less than $1 million. At December 31, 2015, we have interest and penalties accrued of $5 million, net of tax.
Sunoco, Inc. has historically included certain government incentive payments as taxable income on its federal and state income tax returns. In connection with Sunoco, Inc.’s 2004 through 2011 open statute years, Sunoco, Inc. has proposed to the IRS that these government incentive payments be excluded from federal taxable income. If Sunoco, Inc. is fully successful with its claims, it will receive tax refunds of approximately $519 million. However, due to the uncertainty surrounding the claims, a reserve of $519 million was established for the full amount of the claims. Due to the timing of the expected settlement of the claims and the related reserve, the receivable and the reserve for this issue have been netted in the financial statements as of December 31, 2015.
In December of 2015, The Pennsylvania Commonwealth Court determined in Nextel Communications v. Commonwealth (“Nextel”) that the Pennsylvania limitation on NOL carryforwards violated the uniformity clause of the Pennsylvania Constitution. Based upon the decision in Nextel, Sunoco, Inc. is recognizing approximately $46 million ($30 million after federal income tax benefits) in tax benefit based on previously filed tax returns and certain previously filed protective claims. However, as the Nextel decision is subject to appeal, and because of uncertainty in the breadth of the application of the decision, we have reserved $9 million ($6 million after federal income tax benefits) against the receivable.
In general, ETP and its subsidiaries are no longer subject to examination by the Internal Revenue Service (“IRS”), and most state jurisdictions, for the 2012 and prior tax years. However, Sunoco, Inc. and its subsidiaries are no longer subject to examination by the IRS for tax years prior to 2007.
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
Southern Union was under examination by the IRS for the tax years 2004 through 2009. In July 2015, we and the IRS settled all issues related to the IRS examination of the 2004 through 2009 tax years. As a result of the settlement, we recognized a net tax benefit of $7 million.
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
On April 30, 2015, in connection with the Regency Merger, ETP entered into various supplemental indentures pursuant to which ETP had agreed to fully and unconditionally guarantee all payment obligations of Regency for all of its outstanding senior notes.
On May 28, 2015, ETP entered into a supplemental indenture relating to the senior notes pursuant to which it has agreed to become a co-obligor with respect to the payment obligations thereunder. Accordingly, pursuant to the terms of the senior notes, Panhandle’s obligations under the Panhandle Guarantee have been released.
ETP Retail Holdings Guarantee of Sunoco LP Notes
In April 2015, Sunoco LP acquired a 31.58% equity interest in Sunoco, LLC from Retail Holdings for $775 million of cash and $41 million of Sunoco LP common units. The cash portion of the consideration was financed through Sunoco LP’s issuance of $800 million principal amount of 6.375% senior notes due 2023. Retail Holdings entered into a guarantee of collection with Sunoco LP and Sunoco Finance Corp., a wholly owned subsidiary of Sunoco LP, pursuant to which Retail Holdings has agreed to provide a guarantee of collection, but not of payment, to Sunoco LP with respect to the principal amount of the senior notes issued by Sunoco LP.
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
FGT Rate Case
On October 31, 2014, FGT filed a general NGA Section 4 rate case pursuant to a 2010 settlement agreement with its shippers. On November 28, 2014, the FERC issued an order accepting and suspending the rates to be effective no earlier than May 1, 2015, subject to refund.  On September 11, 2015, FGT filed a settlement with the FERC which resolved or provided for the resolution of all issues set for hearing in the case.  On December 4, 2015, the FERC issued an order approving the rate case settlement without condition.
Sea Robin Rate Case
On December 2, 2013, Sea Robin filed a general NGA Section 4 rate case at the FERC as required by a previous rate case settlement. In the filing, Sea Robin sought to increase its authorized rates to recover costs related to asset retirement obligations, depreciation, and return and taxes. Filed rates were put into effect June 1, 2014 and estimated settlement rates were put into effect September 1, 2014, subject to refund. A settlement was reached with the shippers and a stipulation and agreement was filed with the FERC on July 23, 2014. The settlement was certified to the FERC by the administrative law judge on October 7, 2014 and the settlement, as modified on January 16, 2015, was approved by the FERC on June 26, 2015. In September 2015, related to the final settlement, Sea Robin made refunds to customers totaling $11 million, including interest.
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
We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2058. The table below reflects rental expense under these operating leases included in operating expenses in the accompanying statements of operations, which include contingent rentals, and rental expense recovered through related sublease rental income:

	Years Ended December 31,
	2015	2014	2013
Rental expense(1)	$176	$159	$151
Less: Sublease rental income	(16)	(26)	(24)
Rental expense, net	$160	$133	$127

(1)	Includes contingent rentals totaling $26 million, $24 million and $22 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Future minimum lease commitments for such leases are:

Years Ending December 31:
2016	$57
2017	53
2018	44
2019	39
2020	40
Thereafter	252
Future minimum lease commitments	485
Less: Sublease rental income	(34)
Net future minimum lease commitments	$451

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
MTBE Litigation
Sunoco, Inc., along with other refiners, manufacturers and sellers of gasoline, is a defendant in lawsuits alleging MTBE contamination of groundwater. The plaintiffs typically include water purveyors and municipalities responsible for supplying drinking water and governmental authorities. The plaintiffs assert primarily product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. The plaintiffs in all of the cases seek to recover compensatory damages, and in some cases also seek natural resource damages, injunctive relief, punitive damages and attorneys’ fees.
As of December 31, 2015, Sunoco, Inc. is a defendant in six cases, including cases initiated by the States of New Jersey, Vermont, the Commonwealth of Pennsylvania, and two others by the Commonwealth of Puerto Rico with the more recent Puerto Rico action being a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action and one case by the City of Breaux Bridge in the USDC in the Western District of Louisiana. Four of these cases are venued in a multidistrict litigation proceeding in a New York federal court. The New Jersey, Puerto Rico, Vermont, and Pennsylvania cases assert natural resource damage claims.
Fact discovery has concluded with respect to an initial set of 19 sites each that will be the subject of the first trial phase in the New Jersey case and the initial Puerto Rico case. In November 2015, Sunoco along with other co-defendants agreed to a global settlement in principle of the City of Breaux Bridge MTBE case. Insufficient information has been developed about the plaintiffs’ legal theories or the facts with respect to statewide natural resource damage claims to provide an analysis of the ultimate potential liability of Sunoco, Inc. in these matters. It is reasonably possible that a loss may be realized; however, we are unable to estimate the possible loss or range of loss in excess of amounts accrued. Management believes that an adverse determination with respect to one or more of the MTBE cases could have a significant impact on results of operations during the period in which any said adverse determination occurs, but does not believe that any such adverse determination would have a material adverse effect on the Partnership’s consolidated financial position.
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
On June 10, 2015, Adrian Dieckman, a purported Regency unitholder, filed a class action complaint on behalf of Regency’s common unitholders in the Court of Chancery of the State of Delaware (the “Dieckman DE Lawsuit”). The lawsuit alleges that the transaction did not comply with the Regency partnership agreement because the Conflicts Committee was not properly formed. On July 6, 2015, Defendants filed Motions to Dismiss and the briefing has since been completed. Oral argument on the Motions was held in December 2015. On September 29, 2015, Chancellor Bouchard ordered discovery stayed, pending a ruling on Defendants’ Motions to Dismiss.

On June 5, 2015, the Dieckman Lawsuit was dismissed. On July 23, 2015, the Blankman, Bazini, Hinnau, Weaver and Berlin Lawsuits were dismissed. On August 20, 2015, the Cooperman Lawsuit was dismissed. The Consolidated Federal Lawsuit was terminated once all named plaintiffs voluntarily dismissed.
On January 8, 2016, the plaintiffs in the Consolidated State Lawsuit filed a notice of non-suit without prejudice. The Dieckman DE Lawsuit is the only lawsuit that remains. The Defendants cannot predict the outcome of this lawsuit, or the amount of time and expense that will be required to resolve it. The Defendants intend to vigorously defend the lawsuit.
Enterprise Products Partners, L.P. and Enterprise Products Operating LLC Litigation
On January 27, 2014, a trial commenced between ETP against Enterprise Products Partners, L.P. and Enterprise Products Operating LLC (collectively, “Enterprise”) and Enbridge (US) Inc.  Trial resulted in a verdict in favor of ETP against Enterprise that consisted of $319 million in compensatory damages and $595 million in disgorgement to ETP.  The jury also found that ETP owed Enterprise $1 million under a reimbursement agreement.  On July 29, 2014, the trial court entered a final judgment in favor of ETP and awarded ETP $536 million, consisting of compensatory damages, disgorgement, and pre-judgment interest.  The trial court also ordered that ETP shall be entitled to recover post-judgment interest and costs of court and that Enterprise is not entitled to any net recovery on its counterclaims.  Enterprise has filed a notice of appeal with the Texas Court of Appeals, and briefing by Enterprise and ETP is complete. Oral argument has not been scheduled. In accordance with GAAP, no amounts related to the original verdict or the July 29, 2014 final judgment will be recorded in our financial statements until the appeal process is completed.
Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency. As of December 31, 2015 and 2014, accruals of approximately $40 million and $37 million, respectively, were reflected on our consolidated balance sheets related to these contingent obligations. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.
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
No amounts have been recorded in our December 31, 2015 or 2014 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
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
Compliance Orders from the New Mexico Environmental Department
Regency received a Notice of Violation from the New Mexico Environmental Department on September 23, 2015 for allegations of violations of New Mexico air regulations related to Jal #3. The Partnership has accrued $250,000 related to the claims and will continue to assess its potential exposure to the allegations as the matter progresses.
Lone Star NGL Fractionators Notice of Enforcement
Lone Star NGL Fractionators received a Notice of Enforcement from the Texas Commission on Environmental Quality on August 28, 2015 for allegations of violations of Texas air regulations related to Mont Belvieu Gas Plant. The Partnership has accrued $300,000 related to the claims and will continue to assess its potential exposure to the allegations as the matter progresses.
Environmental Matters
Our operations are subject to extensive federal, tribal, state and local environmental and safety laws and regulations that require expenditures to ensure compliance, including related to air emissions and wastewater discharges, at operating facilities and for remediation at current and former facilities as well as waste disposal sites. Although we believe our operations are in substantial compliance with applicable environmental laws and regulations, risks of additional costs and liabilities are inherent in the business of transporting, storing, gathering, treating, compressing, blending and processing natural gas, natural gas liquids and other products. As a result, there can be no assurance that significant costs and liabilities will not be incurred. Costs of planning, designing, constructing and operating pipelines, plants and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory, remedial and corrective action obligations, the issuance of injunctions in affected areas and the filing of federally authorized citizen suits. Contingent losses related to all significant known environmental matters have been accrued and/or separately disclosed. However, we may revise accrual amounts prior to resolution of a particular contingency based on changes in facts and circumstances or changes in the expected outcome.
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

•
Sunoco, Inc. is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of December 31, 2015, Sunoco, Inc. had been named as a PRP at approximately 50 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. Sunoco, Inc. is usually one of a number of companies identified as a PRP at a site. Sunoco, Inc. has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco, Inc.’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	December 31,
	2015	2014
Current	$41	$41
Non-current	326	360
Total environmental liabilities	$367	$401
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
During the years ended December 31, 2015 and 2014, the Partnership had $38 million and $48 million, respectively, of expenditures related to environmental cleanup programs.
On December 2, 2010, Sunoco, Inc. entered an Asset Sale and Purchase Agreement to sell the Toledo Refinery to Toledo Refining Company LLC (TRC) wherein Sunoco, Inc. retained certain liabilities associated with the pre-Closing time period.  On January 2, 2013, USEPA issued a Finding of Violation (FOV) to TRC and, on September 30, 2013, EPA issued an NOV/FOV to TRC alleging Clean Air Act violations.  To date, EPA has not issued an FOV or NOV/FOV to Sunoco, Inc. directly but some of EPA’s claims relate to the time period that Sunoco, Inc. operated the refinery.  Specifically, EPA has claimed that the refinery flares were not operated in a manner consistent with good air pollution control practice for minimizing emissions and/or in conformance with their design, and that Sunoco, Inc. submitted semi-annual compliance reports in 2010 and 2011 and EPA that failed to include all of the information required by the regulations. EPA has proposed penalties in excess of $200,000 to resolve the allegations and discussions continue between the parties. The timing or outcome of this matter cannot be reasonably determined at this time, however, we do not expect there to be a material impact to its results of operations, cash flows or financial position.
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
Our operations are also subject to the requirements of the OSHA, and comparable state laws that regulate the protection of the health and safety of employees. In addition, OSHA’s hazardous communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We believe that past costs for OSHA required activities, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances have not had a material adverse effect on our results of operations but there is no assurance that such costs will not be material in the future.

12.	DERIVATIVE ASSETS AND LIABILITIES:
Commodity Price Risk
We are exposed to market risks related to the volatility of commodity prices. To manage the impact of volatility from these prices, we utilize various exchange-traded and OTC commodity financial instrument contracts. These contracts consist primarily of futures, swaps and options and are recorded at fair value in our consolidated balance sheets.
We use futures and basis swaps, designated as fair value hedges, to hedge our natural gas inventory stored in our Bammel storage facility. At hedge inception, we lock in a margin by purchasing gas in the spot market or off peak season and entering into a financial contract. Changes in the spreads between the forward natural gas prices and the physical inventory spot price result in unrealized gains or losses until the underlying physical gas is withdrawn and the related designated derivatives are settled. Once the gas is withdrawn and the designated derivatives are settled, the previously unrealized gains or losses associated with these positions are realized.
We use futures, swaps and options to hedge the sales price of natural gas we retain for fees in our intrastate transportation and storage segment and operational gas sales on our interstate transportation and storage segment. These contracts are not designated as hedges for accounting purposes.
We use NGL and crude derivative swap contracts to hedge forecasted sales of NGL and condensate equity volumes we retain for fees in our midstream segment whereby our subsidiaries generally gather and process natural gas on behalf of producers, sell the resulting residue gas and NGL volumes at market prices and remit to producers an agreed upon percentage of the proceeds based on an index price for the residue gas and NGL. These contracts are not designated as hedges for accounting purposes.
We use derivatives in our liquids transportation and services segment to manage our storage facilities and the purchase and sale of purity NGL. These contracts are not designated as hedges for accounting purposes.
Sunoco Logistics utilizes swaps, futures and other derivative instruments to mitigate the risk associated with market movements in the price of refined products and NGLs. These contracts are not designated as hedges for accounting purposes.
We use futures and swaps to achieve ratable pricing of crude oil purchases, to convert certain expected refined product sales to fixed or floating prices, to lock in margins for certain refined products and to lock in the price of a portion of natural gas purchases or sales and transportation costs in our retail marketing segment. These contracts are not designated as hedges for accounting purposes.
We use financial commodity derivatives to take advantage of market opportunities in our trading activities which complement our transportation and storage segment’s operations and are netted in cost of products sold in our consolidated statements of operations. We also have trading and marketing activities related to power and natural gas in our all other segment which are also netted in cost of products sold. As a result of our trading activities and the use of derivative financial instruments in our transportation and storage segment, the degree of earnings volatility that can occur may be significant, favorably or unfavorably, from period to period. We attempt to manage this volatility through the use of daily position and profit and loss reports provided to our risk oversight committee, which includes members of senior management, and the limits and authorizations set forth in our commodity risk management policy.

The following table details our outstanding commodity-related derivatives:

	December 31, 2015		December 31, 2014
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	(602,500)	2016-2017	(232,500)	2015
Basis Swaps IFERC/NYMEX(1)	(31,240,000)	2016-2017	(13,907,500)	2015-2016
Options – Calls	—	—	5,000,000	2015
Power (Megawatt):
Forwards	357,092	2016-2017	288,775	2015
Futures	(109,791)	2016	(156,000)	2015
Options – Puts	260,534	2016	(72,000)	2015
Options – Calls	1,300,647	2016	198,556	2015
Crude (Bbls) – Futures	(591,000)	2016-2017	—	—
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(6,522,500)	2016-2017	57,500	2015
Swing Swaps IFERC	71,340,000	2016-2017	46,150,000	2015
Fixed Swaps/Futures	(14,380,000)	2016-2018	(34,304,000)	2015-2016
Forward Physical Contracts	21,922,484	2016-2017	(9,116,777)	2015
Natural Gas Liquid (Bbls) – Forwards/Swaps	(8,146,800)	2016-2018	(4,417,400)	2015
Refined Products (Bbls) – Futures	(993,000)	2016-2017	13,745,755	2015
Corn (Bushels) – Futures	1,185,000	2016	—	—
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(37,555,000)	2016	(39,287,500)	2015
Fixed Swaps/Futures	(37,555,000)	2016	(39,287,500)	2015
Hedged Item – Inventory	37,555,000	2016	39,287,500	2015

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
Interest Rate Risk
We are exposed to market risk for changes in interest rates. To maintain a cost effective capital structure, we borrow funds using a mix of fixed rate debt and variable rate debt. We manage interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.

The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		December 31, 2015	December 31, 2014
July 2015(2)	Forward-starting to pay a fixed rate of 3.38% and receive a floating rate	$—	$200
July 2016(3)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	200	200
July 2017(4)	Forward-starting to pay a fixed rate of 3.84% and receive a floating rate	300	300
July 2018(4)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	200
July 2019(4)	Forward-starting to pay a fixed rate of 3.25% and receive a floating rate	200	300
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	—
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	—
February 2023	Pay a floating rate plus a spread of 1.73% and receive a fixed rate of 3.60%	—	200

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 10 years with a mandatory termination date the same as the effective date.

(3)	Represents the effective date. These forward-starting swaps have terms of 10 and 30 years with a mandatory termination date the same as the effective date.

(4)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
Credit Risk
Credit risk refers to the risk that a counterparty may default on its contractual obligations resulting in a loss to the Partnership. Credit policies have been approved and implemented to govern the Partnership’s portfolio of counterparties with the objective of mitigating credit losses. These policies establish guidelines, controls and limits to manage credit risk within approved tolerances by mandating an appropriate evaluation of the financial condition of existing and potential counterparties, monitoring agency credit ratings, and by implementing credit practices that limit exposure according to the risk profiles of the counterparties. Furthermore, the Partnership may, at times, require collateral under certain circumstances to mitigate credit risk as necessary. The Partnership also uses industry standard commercial agreements which allow for the netting of exposures associated with transactions executed under a single commercial agreement. Additionally, we utilize master netting agreements to offset credit exposure across multiple commercial agreements with a single counterparty or affiliated group of counterparties.
The Partnership’s counterparties consist of a diverse portfolio of customers across the energy industry, including petrochemical companies, commercial and industrials, oil and gas producers, municipalities, gas and electric utilities, midstream companies and independent power generators. Our overall exposure may be affected positively or negatively by macroeconomic or regulatory changes that impact our counterparties to one extent or another. Currently, management does not anticipate a material adverse effect in our financial position or results of operations as a consequence of counterparty non-performance.
The Partnership has maintenance margin deposits with certain counterparties in the OTC market, primarily independent system operators, and with clearing brokers. Payments on margin deposits are required when the value of a derivative exceeds our pre-established credit limit with the counterparty. Margin deposits are returned to us on or about the settlement date for non-exchange traded derivatives, and we exchange margin calls on a daily basis for exchange traded transactions. Since the margin calls are made daily with the exchange brokers, the fair value of the financial derivative instruments are deemed current and netted in deposits paid to vendors within other current assets in the consolidated balance sheets.

For financial instruments, failure of a counterparty to perform on a contract could result in our inability to realize amounts that have been recorded on our consolidated balance sheets and recognized in net income or other comprehensive income.
Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$38	$43	$(3)	$—
	38	43	(3)	—
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	353	617	(306)	(577)
Commodity derivatives	57	107	(41)	(23)
Interest rate derivatives	—	3	(171)	(155)
Embedded derivatives in ETP Preferred Units	—	—	(5)	(16)
	410	727	(523)	(771)
Total derivatives	$448	$770	$(526)	$(771)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Derivatives without offsetting agreements	Derivative assets (liabilities)	$—	$3	$(176)	$(171)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	57	107	(41)	(23)
Broker cleared derivative contracts	Other current assets	391	660	(309)	(577)
		448	770	(526)	(771)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(17)	(19)	17	19
Payments on margin deposit	Other current assets	(309)	(577)	309	577
Total net derivatives		$122	$174	$(200)	$(175)
We disclose the non-exchange traded financial derivative instruments as derivative assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Change in Value Recognized in OCI on Derivatives (Effective Portion)
	Years Ended December 31,
	2015	2014	2013
Derivatives in cash flow hedging relationships:
Commodity derivatives	$—	$—	$(1)
Total	$—	$—	$(1)

	Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
		Years Ended December 31,
		2015	2014	2013
Derivatives in cash flow hedging relationships:
Commodity derivatives	Cost of products sold	$—	$(3)	$4
Total		$—	$(3)	$4

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Years Ended December 31,
		2015	2014	2013
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$21	$(8)	$8
Total		$21	$(8)	$8

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2015	2014	2013
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$(11)	$(6)	$(11)
Commodity derivatives – Non-trading	Cost of products sold	23	199	(21)
Commodity contracts – Non-trading	Deferred gas purchases	—	—	(3)
Interest rate derivatives	Gains (losses) on interest rate derivatives	(18)	(157)	44
Embedded derivatives	Other, net	12	3	6
Total		$6	$39	$15

13.	RETIREMENT BENEFITS:
Savings and Profit Sharing Plans
We and our subsidiaries sponsor defined contribution savings and profit sharing plans, which collectively cover virtually all eligible employees. Employer matching contributions are calculated using a formula based on employee contributions. We and our subsidiaries made matching contributions of $39 million, $50 million and $45 million to these 401(k) savings plans for the years ended December 31, 2015, 2014, and 2013, respectively.
Pension and Other Postretirement Benefit Plans
Panhandle
Postretirement benefits expense for the years ended December 31, 2015 and 2014 reflect the impact of changes Panhandle or its affiliates adopted as of September 30, 2013, to modify its retiree medical benefits program, effective January 1, 2014. The modification placed all eligible retirees on a common medical benefit platform, subject to limits on Panhandle’s annual contribution toward eligible retirees’ medical premiums. Prior to January 1, 2013, affiliates of Panhandle offered postretirement health care and life insurance benefit plans (other postretirement plans) that covered substantially all employees. Effective January 1, 2013, participation in the plan was frozen and medical benefits were no longer offered to non-union employees. Effective January 1, 2014, retiree medical benefits were no longer offered to union employees.
Sunoco, Inc.
Sunoco, Inc. sponsors a defined benefit pension plan, which was frozen for most participants on June 30, 2010. On October 31, 2014, Sunoco, Inc. terminated the plan, and paid lump sums to eligible active and terminated vested participants in December 2015.
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

Obligations and Funded Status
Pension and other postretirement benefit liabilities are accrued on an actuarial basis during the years an employee provides services. The following table contains information at the dates indicated about the obligations and funded status of pension and other postretirement plans on a combined basis:

	December 31, 2015			December 31, 2014
	Pension Benefits			Pension Benefits
	Funded Plans	Unfunded Plans	Other Postretirement Benefits	Funded Plans	Unfunded Plans	Other Postretirement Benefits
Change in benefit obligation:
Benefit obligation at beginning of period	$718	$65	$202	$632	$61	$223
Interest cost	23	2	4	28	3	5
Amendments	—	—	—	—	—	1
Benefits paid, net	(46)	(8)	(20)	(45)	(9)	(28)
Actuarial (gain) loss and other	16	(2)	(6)	130	10	2
Settlements	(691)	—	—	(27)	—	—
Dispositions	—	—	—	—	—	(1)
Benefit obligation at end of period	20	57	180	718	65	202

Change in plan assets:
Fair value of plan assets at beginning of period	598	—	265	600	—	284
Return on plan assets and other	16	—	—	70	—	6
Employer contributions	138	—	8	—	—	8
Benefits paid, net	(46)	—	(20)	(45)	—	(28)
Settlements	(691)	—	—	(27)	—	—
Dispositions	—	—	—	—	—	(5)
Fair value of plan assets at end of period	15	—	253	598	—	265

Amount underfunded (overfunded) at end of period	$5	$57	$(73)	$120	$65	$(63)

Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	$—	$—	$97	$—	$—	$90
Current liabilities	—	(9)	(2)	—	(9)	(2)
Non-current liabilities	(5)	(48)	(22)	(120)	(56)	(25)
	$(5)	$(57)	$73	$(120)	$(65)	$63

Amounts recognized in accumulated other comprehensive income (loss) (pre-tax basis) consist of:
Net actuarial gain	$2	$4	$(17)	$18	$7	$(20)
Prior service cost	—	—	15	—	—	17
	$2	$4	$(2)	$18	$7	$(3)

The following table summarizes information at the dates indicated for plans with an accumulated benefit obligation in excess of plan assets:

	December 31, 2015			December 31, 2014
	Pension Benefits			Pension Benefits
	Funded Plans	Unfunded Plans	Other Postretirement Benefits	Funded Plans	Unfunded Plans	Other Postretirement Benefits
Projected benefit obligation	$20	$57	N/A	$718	$65	N/A
Accumulated benefit obligation	20	57	$180	718	65	$202
Fair value of plan assets	15	—	253	598	—	265
Components of Net Periodic Benefit Cost

	December 31, 2015		December 31, 2014
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net periodic benefit cost:
Interest cost	$25	$4	$31	$5
Expected return on plan assets	(16)	(8)	(40)	(8)
Prior service cost amortization	—	1	—	1
Actuarial loss amortization	—	—	(1)	(1)
Settlements	32	—	(4)	—
Net periodic benefit cost	$41	$(3)	$(14)	$(3)
Assumptions
The weighted-average assumptions used in determining benefit obligations at the dates indicated are shown in the table below:

	December 31, 2015		December 31, 2014
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Discount rate	3.59%	2.38%	3.62%	2.24%
Rate of compensation increase	N/A	N/A	N/A	N/A
The weighted-average assumptions used in determining net periodic benefit cost for the periods presented are shown in the table below:

	December 31, 2015		December 31, 2014
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Discount rate	3.65%	2.79%	4.65%	3.02%
Expected return on assets:
Tax exempt accounts	7.50%	7.00%	7.50%	7.00%
Taxable accounts	N/A	4.50%	N/A	4.50%
Rate of compensation increase	N/A	N/A	N/A	N/A

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
The assumed health care cost trend rates used to measure the expected cost of benefits covered by Panhandle and Sunoco, Inc.’s other postretirement benefit plans are shown in the table below:

	December 31,
	2015	2014
Health care cost trend rate	7.16%	7.09%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.39%	5.41%
Year that the rate reaches the ultimate trend rate	2018	2018
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
The fair value of the pension plan assets by asset category at the dates indicated is as follows:

		Fair Value Measurements at December 31, 2015 Using Fair Value Hierarchy
	Fair Value as of December 31, 2015	Level 1	Level 2	Level 3
Asset category:
Mutual funds(1)	$15	—	15	—
Total	$15	$—	$15	$—

(1)	Comprised of approximately 100% equities as of December 31, 2015.

		Fair Value Measurements at December 31, 2014 Using Fair Value Hierarchy
	Fair Value as of December 31, 2014	Level 1	Level 2	Level 3
Asset category:
Cash and cash equivalents	$25	$25	$—	$—
Mutual funds(1)	110	—	110	—
Fixed income securities	463	—	463	—
Total	$598	$25	$573	$—

(1)	Comprised of approximately 100% equities as of December 31, 2014.

The fair value of other postretirement plan assets by asset category at the dates indicated is as follows:

		Fair Value Measurements at December 31, 2015 Using Fair Value Hierarchy
	Fair Value as of December 31, 2015	Level 1	Level 2	Level 3
Asset category:
Cash and cash equivalents	$18	$18	$—	$—
Mutual funds(1)	133	133	—	—
Fixed income securities	102	—	102	—
Total	$253	$151	$102	$—

(1)	Primarily comprised of approximately 56% equities, 33% fixed income securities and 11% cash as of December 31, 2015.

		Fair Value Measurements at December 31, 2014 Using Fair Value Hierarchy
	Fair Value as of December 31, 2014	Level 1	Level 2	Level 3
Asset category:
Cash and cash equivalents	$9	$9	$—	$—
Mutual funds(1)	131	131	—	—
Fixed income securities	125	—	125	—
Total	$265	$140	$125	$—

(1)	Primarily comprised of approximately 56% equities, 38% fixed income securities and 6% cash as of December 31, 2014.
The Level 1 plan assets are valued based on active market quotes.  The Level 2 plan assets are valued based on the net asset value per share (or its equivalent) of the investments, which was not determinable through publicly published sources but was calculated consistent with authoritative accounting guidelines.
Contributions
We expect to contribute $16 million to pension plans and $10 million to other postretirement plans in 2016.  The cost of the plans are funded in accordance with federal regulations, not to exceed the amounts deductible for income tax purposes.
Benefit Payments
Panhandle and Sunoco, Inc.’s estimate of expected benefit payments, which reflect expected future service, as appropriate, in each of the next five years and in the aggregate for the five years thereafter are shown in the table below:

	Pension Benefits
Years	Funded Plans	Unfunded Plans	Other Postretirement Benefits (Gross, Before Medicare Part D)
2016	$20	$9	$21
2017	—	7	20
2018	—	7	19
2019	—	6	17
2020	—	6	16
2021 – 2025	—	2	58

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
In January 2016, ETE and ETP agreed to extend the $95 million annual management fee paid to ETP through 2016.
The Partnership also has related party transactions with several of its equity method investees. In addition to commercial transactions, these transactions include the provision of certain management services and leases of certain assets.
The following table summarizes the affiliate revenues on our consolidated statements of operations:

	Years Ended December 31,
	2015	2014	2013
Affiliated revenues	$417	$965	$1,442
The following table summarizes the related company balances on our consolidated balance sheets:

	December 31,
	2015	2014
Accounts receivable from related companies:
Sunoco LP	$3	$—
ETE	110	11
PES	10	6
FGT	13	9
Lake Charles LNG	36	3
Trans-Pecos Pipeline, LLC	29	—
Comanche Trail Pipeline, LLC	22	—
Other	45	110
Total accounts receivable from related companies	$268	$139

Accounts payable to related companies:
Sunoco LP	$5	$—
FGT	1	2
Lake Charles LNG	3	2
Other	16	21
Total accounts payable to related companies	$25	$25

15.	REPORTABLE SEGMENTS:
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
In connection with the Regency Merger, Regency’s operations were aggregated into ETP’s existing segments. Regency’s gathering and processing operations were aggregated into our midstream segment. Regency’s natural gas transportation operations were aggregated into our intrastate transportation and storage and interstate transportation and storage segments. Regency’s contract services and natural resources operations were aggregated into our all other segment. Additionally, in June 2015, Regency’s 30% equity interest in Lone Star was transferred to ETC OLP.
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

The following tables present financial information by segment:

	Years Ended December 31,
	2015	2014	2013
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$1,912	$2,645	$2,242
Intersegment revenues	338	212	210
	2,250	2,857	2,452
Interstate transportation and storage:
Revenues from external customers	1,008	1,057	1,270
Intersegment revenues	17	15	39
	1,025	1,072	1,309
Midstream:
Revenues from external customers	2,622	4,770	3,220
Intersegment revenues	2,449	2,053	1,056
	5,071	6,823	4,276
Liquids transportation and services:
Revenues from external customers	3,232	3,730	2,025
Intersegment revenues	249	181	101
	3,481	3,911	2,126
Investment in Sunoco Logistics:
Revenues from external customers	10,302	17,920	16,480
Intersegment revenues	184	168	159
	10,486	18,088	16,639
Retail marketing:
Revenues from external customers	12,478	22,484	21,004
Intersegment revenues	4	3	8
	12,482	22,487	21,012
All other:
Revenues from external customers	2,738	2,869	2,094
Intersegment revenues	554	462	503
	3,292	3,331	2,597
Eliminations	(3,795)	(3,094)	(2,076)
Total revenues	$34,292	$55,475	$48,335

	Years Ended December 31,
	2015	2014	2013
Cost of products sold:
Intrastate transportation and storage	$1,554	$2,169	$1,737
Midstream	3,266	4,893	3,130
Liquids transportation and services	2,595	3,166	1,654
Investment in Sunoco Logistics	9,307	17,135	15,600
Retail marketing	11,174	21,154	20,150
All other	2,855	2,975	2,337
Eliminations	(3,722)	(3,078)	(2,028)
Total cost of products sold	$27,029	$48,414	$42,580

	Years Ended December 31,
	2015	2014	2013
Depreciation, depletion and amortization:
Intrastate transportation and storage	$129	$125	$122
Interstate transportation and storage	210	203	244
Midstream	720	569	335
Liquids transportation and services	126	113	91
Investment in Sunoco Logistics	382	296	265
Retail marketing	190	189	114
All other	172	174	125
Total depreciation, depletion and amortization	$1,929	$1,669	$1,296

	Years Ended December 31,
	2015	2014	2013
Equity in earnings (losses) of unconsolidated affiliates:
Intrastate transportation and storage	$32	$27	$30
Interstate transportation and storage	197	196	182
Midstream	(19)	10	1
Liquids transportation and services	(2)	(3)	(2)
Investment in Sunoco Logistics	21	23	18
Retail marketing	194	2	2
All other	46	77	5
Total equity in earnings of unconsolidated affiliates	$469	$332	$236

	Years Ended December 31,
	2015	2014	2013
Segment Adjusted EBITDA:
Intrastate transportation and storage	$543	$559	$521
Interstate transportation and storage	1,155	1,212	1,368
Midstream	1,250	1,318	757
Liquids transportation and services	731	591	350
Investment in Sunoco Logistics	1,153	971	871
Retail marketing	583	731	325
All other	299	328	212
Total Segment Adjusted EBITDA	5,714	5,710	4,404
Depreciation, depletion and amortization	(1,929)	(1,669)	(1,296)
Interest expense, net of interest capitalized	(1,291)	(1,165)	(1,013)
Gain on sale of AmeriGas common units	—	177	87
Impairment losses	(339)	(370)	(689)
Gains (losses) on interest rate derivatives	(18)	(157)	44
Non-cash unit-based compensation expense	(79)	(68)	(54)
Unrealized gains (losses) on commodity risk management activities	(65)	112	42
Inventory valuation adjustments	(104)	(473)	3
Losses on extinguishments of debt	(43)	(25)	(7)
Non-operating environmental remediation	—	—	(168)
Adjusted EBITDA related to discontinued operations	—	(27)	(76)
Adjusted EBITDA related to unconsolidated affiliates	(937)	(748)	(722)
Equity in earnings of unconsolidated affiliates	469	332	236
Other, net	20	(36)	19
Income from continuing operations before income tax expense	$1,398	$1,593	$810

	December 31,
	2015	2014	2013
Assets:
Intrastate transportation and storage	$4,882	$4,983	$5,048
Interstate transportation and storage	11,345	10,779	11,537
Midstream	17,111	15,562	7,847
Liquids transportation and services	7,235	4,568	4,321
Investment in Sunoco Logistics	15,423	13,619	11,650
Retail marketing	3,218	8,917	3,936
All other	5,959	4,090	5,561
Total assets	$65,173	$62,518	$49,900

	Years Ended December 31,
	2015	2014	2013
Additions to property, plant and equipment excluding acquisitions, net of contributions in aid of construction costs (accrual basis):
Intrastate transportation and storage	$105	$169	$47
Interstate transportation and storage	860	411	152
Midstream	2,172	1,298	1,114
Liquids transportation and services	2,109	427	448
Investment in Sunoco Logistics	2,126	2,510	1,018
Retail marketing	412	259	176
All other	383	420	372
Total additions to property, plant and equipment excluding acquisitions, net of contributions in aid of construction costs (accrual basis)	$8,167	$5,494	$3,327

	December 31,
	2015	2014	2013
Advances to and investments in unconsolidated affiliates:
Intrastate transportation and storage	$406	$423	$443
Interstate transportation and storage	2,516	2,649	2,588
Midstream	117	138	36
Liquids transportation and services	32	31	29
Investment in Sunoco Logistics	247	226	125
Retail marketing	1,541	19	22
All other	144	274	807
Total advances to and investments in unconsolidated affiliates	$5,003	$3,760	$4,050

16.	QUARTERLY FINANCIAL DATA (UNAUDITED):
Summarized unaudited quarterly financial data is presented below. The sum of net income per Limited Partner unit by quarter does not equal the net income per limited partner unit for the year due to the computation of income allocation between the General Partner and Limited Partners and variations in the weighted average units outstanding used in computing such amounts.

	Quarters Ended
	March 31	June 30	September 30	December 31	Total Year
2015:
Revenues	$10,326	$11,540	$6,601	$5,825	$34,292
Operating income	608	888	576	187	2,259
Net income	268	839	393	21	1,521
Common Unitholders’ interest in net income (loss)	(48)	298	59	(327)	(18)
Basic net income (loss) per Common Unit	$(0.17)	$0.67	$0.11	$(0.68)	$(0.09)
Diluted net income (loss) per Common Unit	$(0.17)	$0.67	$0.10	$(0.68)	$(0.10)

	Quarters Ended
	March 31	June 30	September 30	December 31	Total Year
2014:
Revenues	$13,027	$14,088	$14,933	$13,427	$55,475
Operating income	706	769	809	159	2,443
Net income (loss)	483	548	513	(245)	1,299
Common Unitholders’ interest in net income (loss)	253	295	148	(90)	606
Basic net income (loss) per Common Unit	$0.76	$0.92	$0.44	$(0.28)	$1.77
Diluted net income (loss) per Common Unit	$0.76	$0.92	$0.44	$(0.28)	$1.77
The three months ended December 31, 2015 and 2014 reflected the unfavorable impacts of $120 million and $456 million, respectively, related to non-cash inventory valuation adjustments primarily in our investment in Sunoco Logistics and retail marketing segments. The three months ended December 31, 2015 and 2014 reflected the recognition of impairment losses of $339 million and $370 million, respectively. Impairment losses in 2015 were primarily related to our Lone Star Refinery Services operations and our Transwestern pipeline, and in 2014, impairment losses were primarily related to Regency’s Permian Basin gathering and processing operations.
For the three months ended December 31, 2015 and 2014, distributions paid for the period exceeded net income attributable to partners by $934 million and $544 million, respectively. Accordingly, the distributions paid to the General Partner, including incentive distributions, further exceeded net income, and as a result, a net loss was allocated to the Limited Partners for the period.