Form 10-Q
period 2016-03-31
Energy Transfer Partners, L.P.
filed 2016-05-06
CIK 1012569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 29, 2016, the registrant had 518,715,341 Common Units outstanding.

FORM 10-Q
ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES

i

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Energy Transfer Partners, L.P. (the “Partnership,” or “ETP”) in periodic press releases and some oral statements of the Partnership’s officials during presentations about the Partnership, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “expect,” “continue,” “estimate,” “goal,” “forecast,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Partnership and its general partner believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations, or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Partnership’s actual results may vary materially from those anticipated, projected or expected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I – Item 1A. Risk Factors” in the Partnership’s Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 29, 2016.
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

Citrus	Citrus, LLC

CrossCountry	CrossCountry Energy, LLC

ETC Compression	ETC Compression, LLC

ETC FEP	ETC Fayetteville Express Pipeline, LLC

ETC MEP	ETC Midcontinent Express Pipeline, L.L.C.

ETC OLP	La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company

ETC Tiger	ETC Tiger Pipeline, LLC

ETE	Energy Transfer Equity, L.P., a publicly traded partnership and the owner of ETP LLC

ET Interstate	Energy Transfer Interstate Holdings, LLC

ET Rover	ET Rover Pipeline LLC

ETP Credit Facility	ETP’s $3.75 billion revolving credit facility

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETP

ETP Holdco	ETP Holdco Corporation

ETP LLC	Energy Transfer Partners, L.L.C., the general partner of ETP GP

Exchange Act	Securities Exchange Act of 1934

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

ii

FGT	Florida Gas Transmission Company, LLC

GAAP	accounting principles generally accepted in the United States of America

HPC	RIGS Haynesville Partnership Co. and its wholly-owned subsidiary, Regency Intrastate Gas LP

IDRs	incentive distribution rights

Lake Charles LNG	Lake Charles LNG Company, LLC (previously named Trunkline LNG Company, LLC), a subsidiary of ETE

LIBOR	London Interbank Offered Rate

LNG	liquefied natural gas

Lone Star	Lone Star NGL LLC

MEP	Midcontinent Express Pipeline LLC

MMBtu	million British thermal units

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OSHA	federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP and its subsidiaries

PCBs	polychlorinated biphenyls

PES	Philadelphia Energy Solutions

PHMSA	Pipeline Hazardous Materials Safety Administration

Preferred Units	ETP Series A cumulative convertible preferred units

Regency	Regency Energy Partners LP

Retail Holdings	ETP Retail Holdings, LLC, a joint venture between subsidiaries of ETC OLP and Sunoco, Inc.

Sea Robin	Sea Robin Pipeline Company, LLC, a subsidiary of Panhandle

SEC	Securities and Exchange Commission

Southern Union	Southern Union Company

Sunoco Logistics	Sunoco Logistics Partners L.P.

Sunoco LP	Sunoco LP (previously named Susser Petroleum Partners, LP)

Transwestern	Transwestern Pipeline Company, LLC

Trunkline	Trunkline Gas Company, LLC, a subsidiary of Panhandle
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$715	$527
Accounts receivable, net	2,080	2,118
Accounts receivable from related companies	173	268
Inventories	1,147	1,213
Derivative assets	24	40
Other current assets	620	532
Total current assets	4,759	4,698

Property, plant and equipment	51,761	50,869
Accumulated depreciation and depletion	(5,974)	(5,782)
	45,787	45,087

Advances to and investments in unconsolidated affiliates	5,020	5,003
Non-current derivative assets	16	—
Other non-current assets, net	514	536
Intangible assets, net	4,080	4,421
Goodwill	4,139	5,428
Total assets	$64,315	$65,173

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2016	December 31, 2015
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,002	$1,859
Accounts payable to related companies	46	25
Derivative liabilities	74	63
Accrued and other current liabilities	1,864	2,048
Current maturities of long-term debt	925	126
Total current liabilities	4,911	4,121

Long-term debt, less current maturities	26,769	28,553
Long-term notes payable – related company	223	233
Non-current derivative liabilities	213	137
Deferred income taxes	4,495	4,082
Other non-current liabilities	939	968

Commitments and contingencies
Series A Preferred Units	33	33
Redeemable noncontrolling interests	15	15

Equity:
General Partner	314	306
Limited Partners:
Common Unitholders	16,343	17,043
Class H Unitholder	3,471	3,469
Class I Unitholder	2	14
Accumulated other comprehensive income (loss)	(10)	4
Total partners’ capital	20,120	20,836
Noncontrolling interest	6,597	6,195
Total equity	26,717	27,031
Total liabilities and equity	$64,315	$65,173

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2016	2015
REVENUES:
Natural gas sales	$838	$1,034
NGL sales	940	981
Crude sales	1,210	2,208
Gathering, transportation and other fees	960	993
Refined product sales	245	3,656
Other	288	1,454
Total revenues	4,481	10,326
COSTS AND EXPENSES:
Cost of products sold	2,968	8,496
Operating expenses	348	610
Depreciation, depletion and amortization	470	479
Selling, general and administrative	81	133
Total costs and expenses	3,867	9,718
OPERATING INCOME	614	608
OTHER INCOME (EXPENSE):
Interest expense, net	(319)	(310)
Equity in earnings of unconsolidated affiliates	76	57
Losses on interest rate derivatives	(70)	(77)
Other, net	17	7
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	318	285
Income tax expense (benefit)	(58)	17
NET INCOME	376	268
Less: Net income (loss) attributable to noncontrolling interest	65	(6)
Less: Net loss attributable to predecessor	—	(7)
NET INCOME ATTRIBUTABLE TO PARTNERS	311	281
General Partner’s interest in net income	297	242
Class H Unitholder’s interest in net income	79	54
Class I Unitholder’s interest in net income	2	33
Common Unitholders’ interest in net loss	$(67)	$(48)
NET LOSS PER COMMON UNIT:
Basic	$(0.15)	$(0.17)
Diluted	$(0.15)	$(0.17)

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$376	$268
Other comprehensive income (loss), net of tax:
Change in value of derivative instruments accounted for as cash flow hedges	—	1
Change in value of available-for-sale securities	2	1
Actuarial gain (loss) relating to pension and other postretirement benefit plans	(9)	45
Foreign currency translation adjustments	(1)	(2)
Change in other comprehensive income from unconsolidated affiliates	(6)	(2)
	(14)	43
Comprehensive income	362	311
Less: Comprehensive income (loss) attributable to noncontrolling interest	65	(6)
Less: Comprehensive loss attributable to predecessor	—	(7)
Comprehensive income attributable to partners	$297	$324

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Dollars in millions)
(unaudited)

		Limited Partners
	General Partner	Common Units	Class H Units	Class I Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance, December 31, 2015	$306	$17,043	$3,469	$14	$4	$6,195	$27,031
Distributions to partners	(289)	(517)	(77)	(14)	—	—	(897)
Distributions to noncontrolling interest	—	—	—	—	—	(100)	(100)
Units issued for cash	—	363	—	—	—	—	363
Subsidiary units issued for cash	—	5	—	—	—	296	301
Capital contributions from noncontrolling interest	—	—	—	—	—	132	132
Sunoco, Inc. retail business to Sunoco LP transaction	—	(496)	—	—	—	—	(496)
Other comprehensive income, net of tax	—	—	—	—	(14)	—	(14)
Other, net	—	12	—	—	—	9	21
Net income (loss)	297	(67)	79	2	—	65	376
Balance, March 31, 2016	$314	$16,343	$3,471	$2	$(10)	$6,597	$26,717

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$376	$268
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	470	479
Deferred income taxes	(57)	26
Amortization included in interest expense	(7)	(13)
Inventory valuation adjustments	26	34
Unit-based compensation expense	19	20
Distributions on unvested awards	(7)	(3)
Equity in earnings of unconsolidated affiliates	(76)	(57)
Distributions from unconsolidated affiliates	84	64
Other non-cash	(12)	(11)
Net change in operating assets and liabilities, net of effects of acquisition	144	(207)
Net cash provided by operating activities	960	600
INVESTING ACTIVITIES
Proceeds from the Sunoco, Inc. retail business to Sunoco LP transaction	2,200	—
Proceeds from Bakken Pipeline Transaction	—	980
Proceeds from sale of noncontrolling interest	—	64
Cash paid for acquisition of a noncontrolling interest	—	(129)
Cash paid for all other acquisitions	—	(370)
Capital expenditures, excluding allowance for equity funds used during construction	(1,819)	(2,149)
Contributions in aid of construction costs	10	4
Contributions to unconsolidated affiliates	(31)	(34)
Distributions from unconsolidated affiliates in excess of cumulative earnings	51	34
Proceeds from the sale of assets	8	9
Change in restricted cash	(1)	—
Other	(3)	(6)
Net cash provided by (used in) investing activities	415	(1,597)
FINANCING ACTIVITIES
Proceeds from borrowings	2,938	7,039
Repayments of long-term debt	(3,914)	(5,073)
Units issued for cash	363	135
Subsidiary units issued for cash	301	689
Predecessor units issued for cash	—	34
Capital contributions from noncontrolling interest	132	219
Distributions to partners	(897)	(558)
Predecessor distributions to partners	—	(203)
Distributions to noncontrolling interest	(100)	(77)
Debt issuance costs	—	(23)
Other	(10)	—
Net cash provided by (used in) financing activities	(1,187)	2,182
Increase in cash and cash equivalents	188	1,185
Cash and cash equivalents, beginning of period	527	663
Cash and cash equivalents, end of period	$715	$1,848

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

•	ETC FEP, a Delaware limited liability company that directly owns a 50% interest in FEP, which owns 100% of the Fayetteville Express interstate natural gas pipeline.

•	ETC Tiger, a Delaware limited liability company engaged in interstate transportation of natural gas.

•	CrossCountry, a Delaware limited liability company that indirectly owns a 50% interest in Citrus, which owns 100% of the FGT interstate natural gas pipeline.

•	ETC MEP, a Delaware limited liability company that directly owns a 50% interest in MEP.

•	ETC Compression, a Delaware limited liability company engaged in natural gas compression services and related equipment sales.

•
ETP Holdco, a Delaware limited liability company that indirectly owns Panhandle and Sunoco, Inc. Panhandle owns and operates assets in the regulated and unregulated natural gas industry and is primarily engaged in the transportation and storage of natural gas in the United States. Sunoco, Inc. owned and operated retail marketing assets, which were contributed to Sunoco LP in March 2016, as discussed in Note 2. Subsequent to this transaction, Sunoco Inc.’s assets primarily consist of its ownership in Retail Holdings, which owns noncontrolling interests in Sunoco LP and PES.

•
Sunoco Logistics, a publicly traded Delaware limited partnership that owns and operates a logistics business, consisting of a geographically diverse portfolio of complementary crude oil, NGLs, and refined products pipeline, terminalling, and acquisition and marketing assets which are used to facilitate the purchase and sale of crude oil, NGLs and refined products.

•
Effective July 1, 2015, ETE acquired 100% of the membership interests of Sunoco GP LLC, the general partner of Sunoco LP, and all of the IDRs of Sunoco LP from ETP, and in exchange, ETE transferred to ETP 21 million ETP common units. These operations were reported within the retail marketing segment. In connection with this transaction, the Partnership deconsolidated Sunoco LP, and its remaining investment in Sunoco LP is accounted for under the equity method. Additionally, in March 2016 and as discussed in Note 2, ETP contributed to Sunoco LP its remaining 68.42% interest in Sunoco, LLC and 100% interest in the legacy Sunoco, Inc. retail business.

Our financial statements reflect the following reportable business segments:
•intrastate transportation and storage;

•interstate transportation and storage;
•midstream;
•liquids transportation and services;
•investment in Sunoco Logistics;
•retail marketing; and
•all other.
Basis of Presentation
The unaudited financial information included in this Form 10-Q has been prepared on the same basis as the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of the Partnership’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC.
Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on net income or total equity.
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
Use of Estimates
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which clarifies the principles for recognizing revenue based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU 2014-09, which is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual periods. ASU 2014-09 can be adopted either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption. In March 2016, FASB issued Accounting Standards Update No. 2016-08 to clarify the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued Accounting Standards Update No. 2016-10 to clarify guidance related to identifying performance obligations and licensing implementation guidance contained in the new revenue recognition standard. The Partnership is currently evaluating the impact, if any, that adopting this new accounting standard will have on our revenue recognition policies.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which changed the requirements for consolidations analysis. Under ASU 2015-02, reporting entities are required to evaluate whether they should consolidate certain legal entities. The Partnership adopted this standard on January 1, 2016, and the adoption did not impact the Partnership’s financial position or results of operations.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Partnership is currently evaluating the impact that it will have on the consolidated financial statements and related disclosures.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Stock Compensation (Topic 718) (“ASU 2016-09”). The objective of the update is to reduce complexity in accounting standards. The areas for simplification in this update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. In addition, the amendments in this update eliminate the guidance in Topic 718 that was indefinitely deferred shortly after the issuance of FASB Statement No. 123 (revised 2004), Share-Based Payment. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Partnership is currently evaluating the impact that it will have on the consolidated financial statements and related disclosures.

2.	CONTRIBUTION TRANSACTION
Sunoco Retail to Sunoco LP
In March 2016, ETP contributed to Sunoco LP its remaining 68.42% interest in Sunoco, LLC and 100% interest in the legacy Sunoco, Inc. retail business for $2.23 billion. Sunoco LP paid $2.20 billion in cash, including a working capital adjustment, and issued 5.7 million Sunoco LP common units to Retail Holdings, a wholly-owned subsidiary of the Partnership. The transaction was effective January 1, 2016. In connection with this transaction, the Partnership deconsolidated the legacy Sunoco, Inc. retail business, including goodwill of $1.29 billion and intangible assets of $294 million. The results of Sunoco LLC and the legacy Sunoco, Inc. retail business’ operations have not been presented as discontinued operations and Sunoco, Inc.’s retail business assets and liabilities have not been presented as held for sale in the Partnership’s consolidated financial statements.

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
The net change in operating assets and liabilities, net of acquisitions and deconsolidations, included in cash flows from operating activities is comprised as follows:

	Three Months Ended March 31,
	2016	2015
Accounts receivable	$(9)	$464
Accounts receivable from related companies	90	46
Inventories	(11)	(35)
Exchanges receivable	3	(1)
Other current assets	(102)	(115)
Other non-current assets, net	11	35
Accounts payable	51	(487)
Accounts payable to related companies	(2)	(103)
Exchanges payable	21	(28)
Accrued and other current liabilities	(17)	(179)
Other non-current liabilities	21	118
Derivative assets and liabilities, net	88	78
Net change in operating assets and liabilities, net of effects of acquisition	$144	$(207)

Non-cash investing and financing activities are as follows:

	Three Months Ended March 31,
	2016	2015
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$826	$658
Sunoco LP limited partner interest received in exchange for contribution of the Sunoco, Inc. retail business to Sunoco LP	194	—
Net gains from subsidiary common unit issuances	5	72
NON-CASH FINANCING ACTIVITIES:
Issuance of Class H Units in connection with the Bakken Pipeline Transaction	$—	$1,926
Redemption of common units in connection with the Bakken Pipeline Transaction	—	979

4.	INVENTORIES
Inventories consisted of the following:

	March 31, 2016	December 31, 2015
Natural gas and NGLs	$331	$415
Crude oil	453	424
Refined products	132	104
Other	231	270
Total inventories	$1,147	$1,213
We utilize commodity derivatives to manage price volatility associated with our natural gas inventory. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.

5.	FAIR VALUE MEASURES
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of March 31, 2016 was $25.49 billion and $27.69 billion, respectively. As of December 31, 2015, the aggregate fair value and carrying amount of our consolidated debt obligations was $25.71 billion and $28.68 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
We have commodity derivatives, interest rate derivatives and embedded derivatives in the Preferred Units that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. Derivatives related to the embedded derivatives in our preferred units are valued using a binomial lattice model. The market inputs utilized in the model include credit spread, probabilities of the occurrence of certain events, common unit price, dividend yield, and expected value, and are considered Level 3. During the three months ended March 31, 2016, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 based on inputs used to derive their fair values:

		Fair Value Measurements at March 31, 2016
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Interest rate derivatives	$25	$—	$25	$—
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	6	6	—	—
Swing Swaps IFERC	1	—	1	—
Fixed Swaps/Futures	67	67	—	—
Forward Physical Swaps	3	—	3	—
Power:
Forwards	22	—	22	—
Futures	1	1	—	—
Options – Calls	2	2	—	—
Natural Gas Liquids – Forwards/Swaps	34	34	—	—
Refined Products – Futures	3	3	—	—
Crude – Futures	12	12	—	—
Total commodity derivatives	151	125	26	—
Total assets	$176	$125	$51	$—
Liabilities:
Interest rate derivatives	$(267)	$—	$(267)	$—
Embedded derivatives in the Preferred Units	(5)	—	—	(5)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(9)	(9)	—	—
Swing Swaps IFERC	(2)	(1)	(1)	—
Fixed Swaps/Futures	(50)	(50)	—	—
Power:
Forwards	(26)	—	(26)	—
Futures	(1)	(1)	—	—
Natural Gas Liquids – Forwards/Swaps	(33)	(33)	—	—
Refined Products – Futures	(4)	(4)	—	—
Crude – Futures	(5)	(5)	—	—
Total commodity derivatives	(130)	(103)	(27)	—
Total liabilities	$(402)	$(103)	$(294)	$(5)

		Fair Value Measurements at December 31, 2015
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$16	$16	$—	$—
Swing Swaps IFERC	10	2	8	—
Fixed Swaps/Futures	274	274	—	—
Forward Physical Swaps	4	—	4	—
Power:
Forwards	22	—	22	—
Futures	3	3	—	—
Options – Puts	1	1	—	—
Options – Calls	1	1	—	—
Natural Gas Liquids – Forwards/Swaps	99	99	—	—
Refined Products – Futures	9	9	—	—
Crude – Futures	9	9	—	—
Total commodity derivatives	448	414	34	—
Total assets	$448	$414	$34	$—
Liabilities:
Interest rate derivatives	$(171)	$—	$(171)	$—
Embedded derivatives in the Preferred Units	(5)	—	—	(5)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(16)	(16)	—	—
Swing Swaps IFERC	(12)	(2)	(10)	—
Fixed Swaps/Futures	(203)	(203)	—	—
Power:
Forwards	(22)	—	(22)	—
Futures	(2)	(2)	—	—
Options – Puts	(1)	(1)	—	—
Natural Gas Liquids – Forwards/Swaps	(89)	(89)	—	—
Crude – Futures	(5)	(5)	—	—
Total commodity derivatives	(350)	(318)	(32)	—
Total liabilities	$(526)	$(318)	$(203)	$(5)
The following table presents a reconciliation of the beginning and ending balances for our Level 3 financial instruments measured at fair value on a recurring basis using significant unobservable inputs for the three months ended March 31, 2016.

Balance, December 31, 2015	$(5)
Net unrealized gains included in other income (expense)	—
Balance, March 31, 2016	$(5)

6.	NET LOSS PER LIMITED PARTNER UNIT
Net income for partners’ capital and statement of operations presentation purposes is allocated to the General Partner and Limited Partners in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to the General Partner, the holder of the IDRs pursuant to the Partnership Agreement, which are declared and paid following the close of each quarter. Earnings in excess of distributions are allocated to the General Partner and Limited Partners based on their respective ownership interests. Loss attributable to predecessor represents amounts allocated to the former Regency partners and have no impact on net income (loss) per unit for the periods prior to the Regency Merger.
A reconciliation of net income and weighted average units used in computing basic and diluted net loss per unit is as follows:

	Three Months Ended March 31,
	2016	2015
Net income	$376	$268
Less: Income (loss) attributable to noncontrolling interest	65	(6)
Less: Loss attributable to predecessor	—	(7)
Net income, net of noncontrolling interest and predecessor income	311	281
General Partner’s interest in net income	297	242
Class H Unitholder’s interest in net income	79	54
Class I Unitholder’s interest in net income	2	33
Common Unitholders’ interest in net loss	(67)	(48)
Additional earnings allocated to General Partner	(3)	(2)
Distributions on employee unit awards, net of allocation to General Partner	(5)	(4)
Net loss available to Common Unitholders	$(75)	$(54)
Weighted average Common Units – basic and diluted (1)	490.2	323.8
Basic net loss per Common Unit	$(0.15)	$(0.17)
Diluted net loss per Common Unit	$(0.15)	$(0.17)
(1)    Excludes Common Units owned by the Partnership’s consolidated subsidiaries.

7.	DEBT OBLIGATIONS
Revolving Credit Facilities
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $3.75 billion and expires in November 2019. The indebtedness under the ETP Credit Facility is unsecured, is not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. As of March 31, 2016, the ETP Credit Facility had $4 million of outstanding borrowings.
Sunoco Logistics Credit Facilities
Sunoco Logistics maintains a $2.5 billion unsecured revolving credit agreement (the “Sunoco Logistics Credit Facility”), which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $3.25 billion under certain conditions. As of March 31, 2016, the Sunoco Logistics Credit Facility had $942 million of outstanding borrowings.
Compliance with Our Covenants
We were in compliance with all requirements, tests, limitations, and covenants related to our credit agreements as of March 31, 2016.

8.	EQUITY
ETP
The changes in outstanding common units during the three months ended March 31, 2016 were as follows:

Number of Units
Number of common units at December 31, 2015	505.6
Common units issued in connection with equity distribution agreements	11.2
Common units issued in connection with the distribution reinvestment plan	1.8
Number of common units at March 31, 2016	518.6
During the three months ended March 31, 2016, the Partnership received proceeds of $324 million, net of $3 million commissions, from the issuance of common units pursuant to equity distribution agreements, which were used for general partnership purposes. As of March 31, 2016, none of the Partnership’s common units were available to be issued under an equity distribution agreement.
During the three months ended March 31, 2016, distributions of $39 million were reinvested under the distribution reinvestment plan. As of March 31, 2016, a total of 9.7 million common units remain available to be issued under the existing registration statement in connection with the distribution reinvestment plan.
Sunoco Logistics
During the three months ended March 31, 2016, Sunoco Logistics received proceeds of $301 million, net of $3 million commissions, from the issuance of Sunoco Logistics common units pursuant to equity distribution agreements, which were used for general partnership purposes. As a result of Sunoco Logistics’ issuances of common units during the three months ended March 31, 2016, the Partnership recognized increases in partners’ capital of $5 million.
Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by the Partnership subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 8, 2016	February 16, 2016	$1.0550
March 31, 2016	May 6, 2016	May 16, 2016	1.0550
ETE agreed to relinquish its right to the following amounts of incentive distributions in future periods, including distributions on Class I Units.

Total Year
2016 (remainder)	$103
2017	128
2018	105
2019	95
Sunoco Logistics Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by Sunoco Logistics subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 8, 2016	February 12, 2016	$0.4790
March 31, 2016	May 9, 2016	May 13, 2016	0.4890

Accumulated Other Comprehensive Income (Loss)
The following table presents the components of AOCI, net of tax:

	March 31, 2016	December 31, 2015
Available-for-sale securities	$2	$—
Foreign currency translation adjustment	(5)	(4)
Net loss on interest rate derivative hedges	(6)	—
Actuarial gain related to pensions and other postretirement benefits	(1)	8
Total AOCI, net of tax	$(10)	$4

9.	INCOME TAXES
For the three months ended March 31, 2016, the Partnership’s effective income tax rate decreased from the prior year primarily due to lower earnings among the Partnership’s consolidated corporate subsidiaries. The three months ended March 31, 2016 also reflected a benefit of $20 million of net state tax benefit attributable to statutory state rate changes resulting from the contribution by ETP to Sunoco LP of its remaining 68.42% interest in Sunoco, LLC and 100% interest in the legacy Sunoco, Inc. retail business.

10.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
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
ETP Retail Holdings Guarantee of Sunoco LP Notes
Retail Holdings has provided a guarantee of collection, but not of payment, to Sunoco LP with respect to (i) $800 million principal amount of 6.375% senior notes due 2023 issued by Sunoco LP, (ii) $800 million principal amount of 6.25% senior notes due 2021 issued by Sunoco LP and (iii) $2.035 billion aggregate principal for Sunoco LP’s term loan due 2019.
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
FERC Audit
In March 2016, the FERC commenced an audit of Trunkline for the period from January 1, 2013 to present to evaluate Trunkline’s compliance with the requirements of its FERC gas tariff, the accounting regulations of the Uniform System of Accounts as prescribed by the FERC, and the FERC’s annual reporting requirements.
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

We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2058. The table below reflects rental expense under these operating leases included in operating expenses in the accompanying statements of operations, which include contingent rentals, and rental expense recovered through related sublease rental income:

	Three Months Ended March 31,
	2016	2015
Rental expense(1)	$18	$52
Less: Sublease rental income	—	(8)
Rental expense, net	$18	$44

(1)	Includes contingent rentals totaling $14 million and $4 million for the three months ended March 31, 2016 and 2015, respectively.
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
As of March 31, 2016, Sunoco, Inc. is a defendant in five cases, including cases initiated by the States of New Jersey, Vermont, Pennsylvania, and two others by the Commonwealth of Puerto Rico with the more recent Puerto Rico action being a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. Four of these cases are venued in a multidistrict litigation proceeding in a New York federal court. The New Jersey, Puerto Rico, Vermont, and Pennsylvania cases assert natural resource damage claims.
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
Regency Merger Litigation
Following the January 26, 2015 announcement of the definitive merger agreement with Regency, purported Regency unitholders filed lawsuits in state and federal courts in Dallas, Texas and Delaware state court asserting claims relating to the proposed transaction. All Regency merger related lawsuits have been dismissed, though one lawsuit remains pending on appeal. On June 10, 2015, Adrian Dieckman (“Dieckman”), a purported Regency unitholder, filed a class action complaint on behalf of Regency’s common unitholders in the Court of Chancery of the State of Delaware. The lawsuit alleges that the transaction did not comply with the Regency partnership agreement because the conflicts committee was not properly formed. Defendants filed a motion to dismiss, and on March 29, 2016, the Delaware court granted Defendants’ motion and dismissed the lawsuit. On April 26, 2016, Plaintiff filed its Notice of Appeal to the Supreme Court of Delaware. This appeal is styled Adrian Dieckman v. Regency GP LP, et al., No. 208, 2016, in the Supreme Court of the State of Delaware.
Enterprise Products Partners, L.P. and Enterprise Products Operating LLC Litigation
On January 27, 2014, a trial commenced between ETP against Enterprise Products Partners, L.P. and Enterprise Products Operating LLC (collectively, “Enterprise”) and Enbridge (US) Inc.  Trial resulted in a verdict in favor of ETP against Enterprise that consisted of $319 million in compensatory damages and $595 million in disgorgement to ETP.  The jury also found that ETP owed Enterprise approximately $1 million under a reimbursement agreement.  On July 29, 2014, the trial court entered a final judgment in favor of ETP and awarded ETP $536 million, consisting of compensatory damages, disgorgement, and pre-judgment interest.  The trial court also ordered that ETP shall be entitled to recover post-judgment interest and costs of court and that Enterprise is not entitled to any net recovery on its counterclaims.  Enterprise has filed a notice of appeal with the Texas Court of Appeals, and briefing by Enterprise and ETP is complete. Oral argument was held on April 20, 2016. The Court of Appeals is taking the briefs under advisement. In accordance with GAAP, no amounts related to the original verdict or the July 29, 2014 final judgment will be recorded in our financial statements until the appeal process is completed.
Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency. As of March 31, 2016 and December 31, 2015, accruals of approximately $59 million and $40 million, respectively, were reflected on our consolidated balance sheets related to these contingent obligations. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.
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
No amounts have been recorded in our March 31, 2016 or December 31, 2015 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
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
Lone Star NGL Fractionators Notice of Enforcement
Lone Star NGL Fractionators received a Notice of Enforcement from the Texas Commission on Environmental Quality on August 28, 2015 for allegations of violations of Texas air regulations related to its Mont Belvieu Gas Plant. The Partnership has accrued $300,000 related to the claim. As of April 2016, the Agreed Order is in the approval process with the Texas Commission on Environmental Quality and includes a $21,000 penalty and a $21,000 Supplemental Environmental Project.
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

•
Sunoco, Inc. is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of March 31, 2016, Sunoco, Inc. had been named as a PRP at approximately 48 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. Sunoco, Inc. is usually one of a number of companies identified as a PRP at a site. Sunoco, Inc. has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco, Inc.’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	March 31, 2016	December 31, 2015
Current	$33	$41
Non-current	293	326
Total environmental liabilities	$326	$367
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
During the three months ended March 31, 2016 and 2015, Sunoco, Inc. recorded $6 million and $7 million, respectively, of expenditures related to environmental cleanup programs.
On December 2, 2010, Sunoco, Inc. entered an Asset Sale and Purchase Agreement to sell the Toledo Refinery to Toledo Refining Company LLC (TRC) wherein Sunoco, Inc. retained certain liabilities associated with the pre-Closing time period.  On January 2, 2013, USEPA issued a Finding of Violation (FOV) to TRC and, on September 30, 2013, EPA issued an NOV/FOV to TRC alleging Clean Air Act violations.  To date, EPA has not issued an FOV or NOV/FOV to Sunoco, Inc. directly but some of EPA’s claims relate to the time period that Sunoco, Inc. operated the refinery.  Specifically, EPA has claimed that the refinery flares were not operated in a manner consistent with good air pollution control practice for minimizing emissions and/or in conformance with their design, and that Sunoco, Inc. submitted semi-annual compliance reports in 2010 and 2011 that failed to include all of the information required by the regulations. EPA has proposed penalties in excess of $200,000 to resolve the allegations and discussions continue between the parties. The timing or outcome of this matter cannot be reasonably determined at this time, however, we do not expect there to be a material impact to our results of operations, cash flows or financial position.
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
In April 2016, the PHMSA issued a Notice of Probable Violation ("NOPV"), Proposed Civil Penalty and Proposed Compliance Order related to certain procedures carried out during construction of Sunoco Logistics’ Permian Express 2 pipeline system in Texas. The correspondence proposes penalties in excess of $0.1 million, and Sunoco Logistics is currently in discussions with PHMSA to resolve these matters. The timing or outcome of these matters cannot be reasonably determined at this time, however, Sunoco Logistics does not expect there to be a material impact to its results of operations, cash flows, or financial position.
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

11.	DERIVATIVE ASSETS AND LIABILITIES
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
The following table details our outstanding commodity-related derivatives:

	March 31, 2016		December 31, 2015
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	1,712,500	2016-2017	(602,500)	2016-2017
Basis Swaps IFERC/NYMEX(1)	63,825,000	2016-2017	(31,240,000)	2016-2017
Power (Megawatt):
Forwards	(344,954)	2016-2017	357,092	2016-2017
Futures	2,675,597	2016-2017	(109,791)	2016
Options – Puts	(227,600)	2016	260,534	2016
Options – Calls	1,011,600	2016	1,300,647	2016
Crude (Bbls):
Futures	(616,000)	2016-2017	(591,000)	2016-2017
Options – Puts	(300,000)	2016	—	—
Options – Calls	300,000	2016	—	—
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(9,175,000)	2016-2017	(6,522,500)	2016-2017
Swing Swaps IFERC	105,170,000	2016-2017	71,340,000	2016-2017
Fixed Swaps/Futures	(6,862,500)	2016-2018	(14,380,000)	2016-2018
Forward Physical Contracts	26,156,570	2016-2017	21,922,484	2016-2017
Natural Gas Liquid (Bbls) – Forwards/Swaps	(6,273,000)	2016	(8,146,800)	2016-2018
Refined Products (Bbls) – Futures	(2,042,000)	2016-2017	(993,000)	2016-2017
Corn (Bushels) – Futures	—	—	1,185,000	2016
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(23,215,000)	2016	(37,555,000)	2016
Fixed Swaps/Futures	(23,215,000)	2016	(37,555,000)	2016
Hedged Item – Inventory	23,215,000	2016	37,555,000	2016

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		March 31, 2016	December 31, 2015
July 2016(2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	$200	$200
July 2017(3)	Forward-starting to pay a fixed rate of 3.84% and receive a floating rate	300	300
July 2018(3)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	200
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300
July 2019(3)	Forward-starting to pay a fixed rate of 3.25% and receive a floating rate	200	200

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 10 and 30 years with a mandatory termination date the same as the effective date.

(3)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$4	$38	$—	$(3)
	4	38	—	(3)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	115	353	(98)	(306)
Commodity derivatives	32	57	(32)	(41)
Interest rate derivatives	25	—	(267)	(171)
Embedded derivatives in ETP Preferred Units	—	—	(5)	(5)
	172	410	(402)	(523)
Total derivatives	$176	$448	$(402)	$(526)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Derivatives without offsetting agreements	Derivative assets (liabilities)	$25	$—	$(272)	$(176)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	32	57	(32)	(41)
Broker cleared derivative contracts	Other current assets	119	391	(98)	(309)
Total gross derivatives		176	448	(402)	(526)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(17)	(17)	17	17
Payments on margin deposit	Other current assets	(98)	(309)	98	309
Total net derivatives		$61	$122	$(287)	$(200)
We disclose the non-exchange traded financial derivative instruments as price risk management assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Change in Value Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended March 31,
	2016	2015
Derivatives in cash flow hedging relationships:
Commodity derivatives	$—	$1
Total	$—	$1

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Three Months Ended March 31,
		2016	2015
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$(4)	$(3)
Total		$(4)	$(3)

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2016	2015
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$(9)	$(2)
Commodity derivatives – Non-trading	Cost of products sold	5	(8)
Interest rate derivatives	Losses on interest rate derivatives	(70)	(77)
Embedded derivatives	Other, net	—	2
Total		$(74)	$(85)

12.	RELATED PARTY TRANSACTIONS
ETE has agreements with subsidiaries to provide or receive various management and general and administrative services. ETE pays us to provide services on its behalf and on behalf of other subsidiaries of ETE, which includes the reimbursement of various operating and general and administrative expenses incurred by us on behalf of ETE and its subsidiaries.
The Partnership also has related party transactions with several of its equity method investees. In addition to commercial transactions, these transactions include the provision of certain management services and leases of certain assets.

The following table summarizes the affiliate revenues on our consolidated statements of operations:

	Three Months Ended March 31,
	2016	2015
Affiliated revenues	$74	$76
The following table summarizes the related company balances on our consolidated balance sheets:

	March 31, 2016	December 31, 2015
Accounts receivable from related companies:
ETE	$44	$110
Sunoco LP	—	3
PES	11	10
FGT	18	13
Lake Charles LNG	38	36
Trans-Pecos Pipeline, LLC	7	29
Comanche Trail Pipeline, LLC	3	22
Other	52	45
Total accounts receivable from related companies:	$173	$268

Accounts payable to related companies:
Sunoco LP	$31	$5
FGT	—	1
Lake Charles LNG	2	3
Trans-Pecos Pipeline, LLC	2	—
Comanche Trail Pipeline, LLC	3	—
Other	8	16
Total accounts payable to related companies:	$46	$25

13.	REPORTABLE SEGMENTS
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
The following tables present financial information by segment:

	Three Months Ended March 31,
	2016	2015
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$446	$541
Intersegment revenues	112	45
	558	586
Interstate transportation and storage:
Revenues from external customers	254	271
Intersegment revenues	5	5
	259	276
Midstream:
Revenues from external customers	527	749
Intersegment revenues	565	402
	1,092	1,151
Liquids transportation and services:
Revenues from external customers	829	812
Intersegment revenues	90	23
	919	835
Investment in Sunoco Logistics:
Revenues from external customers	1,729	2,526
Intersegment revenues	48	46
	1,777	2,572
Retail marketing:
Revenues from external customers	—	4,782
Intersegment revenues	—	23
	—	4,805
All other:
Revenues from external customers	696	645
Intersegment revenues	158	97
	854	742
Eliminations	(978)	(641)
Total revenues	$4,481	$10,326

	Three Months Ended March 31,
	2016	2015
Segment Adjusted EBITDA:
Intrastate transportation and storage	$179	$177
Interstate transportation and storage	292	301
Midstream	263	310
Liquids transportation and services	227	169
Investment in Sunoco Logistics	349	221
Retail marketing	57	129
All other	45	59
Total	1,412	1,366
Depreciation, depletion and amortization	(470)	(479)
Interest expense, net	(319)	(310)
Losses on interest rate derivatives	(70)	(77)
Non-cash unit-based compensation expense	(19)	(20)
Unrealized losses on commodity risk management activities	(63)	(77)
Inventory valuation adjustments	(26)	(34)
Adjusted EBITDA related to unconsolidated affiliates	(219)	(146)
Equity in earnings of unconsolidated affiliates	76	57
Other, net	16	5
Income before income tax expense (benefit)	$318	$285

	March 31, 2016	December 31, 2015
Assets:
Intrastate transportation and storage	$5,054	$4,882
Interstate transportation and storage	11,533	11,345
Midstream	17,464	17,111
Liquids transportation and services	7,745	7,235
Investment in Sunoco Logistics	15,952	15,423
Retail marketing	520	3,218
All other	6,047	5,959
Total assets	$64,315	$65,173

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar and unit amounts, except per unit data, are in millions)
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on February 29, 2016; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2015 Form 10-K. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015.
References to “we,” “us,” “our,” the “Partnership” and “ETP” shall mean Energy Transfer Partners, L.P. and its subsidiaries.
OVERVIEW
The primary activities and operating subsidiaries through which we conduct those activities are as follows:

•	Natural gas operations, including the following:

•	natural gas midstream and intrastate transportation and storage; and

•
interstate natural gas transportation and storage through ET Interstate and Panhandle. ET Interstate is the parent company of Transwestern, ETC FEP, ETC Tiger, CrossCountry, ETC MEP and ET Rover. Panhandle is the parent company of the Trunkline and Sea Robin transmission systems.

•	Liquids operations, including NGL transportation, storage and fractionation services.

•	Product and crude oil transportation, terminalling services and acquisition and marketing activities through Sunoco Logistics.
RECENT DEVELOPMENTS
Sunoco Retail to Sunoco LP
In March 2016, ETP contributed to Sunoco LP its remaining 68.42% interest in Sunoco, LLC and 100% interest in the legacy Sunoco, Inc. retail business for $2.23 billion. Sunoco LP paid $2.20 billion in cash, including a working capital adjustment, and issued 5.7 million Sunoco LP common units to Retail Holdings, a wholly-owned subsidiary of the Partnership. The transaction was effective January 1, 2016. In connection with this transaction, the Partnership deconsolidated the legacy Sunoco, Inc. retail business, including goodwill of $1.29 billion and intangible assets of $294 million. The results of Sunoco LLC and the legacy Sunoco, Inc. retail business’ operations have not been presented as discontinued operations and Sunoco, Inc.’s retail business assets and liabilities have not been presented as held for sale in the Partnership’s consolidated financial statements.
Bayou Bridge
In April 2016, Bayou Bridge Pipeline, LLC (“Bayou Bridge”), a joint venture among ETP, Sunoco Logistics and Phillips 66 Partners LP, began commercial operations on the 30-inch segment of the pipeline from Nederland, Texas to Lake Charles, Louisiana. ETP and Sunoco Logistics each hold a 30% interest in the entity and Sunoco Logistics will be the operator of the system.

Results of Operations
Consolidated Results

	Three Months Ended March 31,
	2016	2015	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$179	$177	$2
Interstate transportation and storage	292	301	(9)
Midstream	263	310	(47)
Liquids transportation and services	227	169	58
Investment in Sunoco Logistics	349	221	128
Retail marketing	57	129	(72)
All other	45	59	(14)
Total	1,412	1,366	46
Depreciation, depletion and amortization	(470)	(479)	9
Interest expense, net	(319)	(310)	(9)
Losses on interest rate derivatives	(70)	(77)	7
Non-cash unit-based compensation expense	(19)	(20)	1
Unrealized losses on commodity risk management activities	(63)	(77)	14
Inventory valuation adjustments	(26)	(34)	8
Adjusted EBITDA related to unconsolidated affiliates	(219)	(146)	(73)
Equity in earnings of unconsolidated affiliates	76	57	19
Other, net	16	5	11
Income before income tax expense	318	285	33
Income tax (expense) benefit	58	(17)	75
Net income	$376	$268	$108
See the detailed discussion of Segment Adjusted EBITDA and Segment Operating Results.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased for the three months ended March 31, 2016 compared to the same periods last year primarily due to a decrease of $74 million related to the deconsolidation of Sunoco, LLC and the legacy Sunoco, Inc. retail business, partially offset by an increase of $65 million primarily from assets recently placed in service.
Losses on Interest Rate Derivatives. Losses on interest rate derivatives during the three months ended March 31, 2016 and 2015 is primarily attributable to the impact on our forward starting swap locks from the downward shift in the forward LIBOR curve.
Unrealized Losses on Commodity Risk Management Activities. See discussion of the unrealized gains (losses) on commodity risk management activities included in “Segment Operating Results” below.
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
Income Tax Expense (Benefit). For the three months ended March 31, 2016, the Partnership’s effective income tax rate decreased from the prior year primarily due to lower earnings among the Partnership’s consolidated corporate subsidiaries. The three months ended March 31, 2016 also reflected a benefit of $20 million of net state tax benefit attributable to statutory state rate changes resulting from the contribution by ETP to Sunoco LP of its remaining 68.42% interest in Sunoco, LLC and 100% interest in the legacy Sunoco, Inc. retail business.
Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended March 31,
	2016	2015	Change
Equity in earnings (losses) of unconsolidated affiliates:
Citrus	$21	$19	$2
FEP	14	14	—
PES	(6)	(9)	3
MEP	11	12	(1)
HPC	8	9	(1)
AmeriGas	(2)	6	(8)
Sunoco LP	15	—	15
Other	15	6	9
Total equity in earnings of unconsolidated affiliates	$76	$57	$19

Adjusted EBITDA related to unconsolidated affiliates(1):
Citrus	$74	$69	$5
FEP	19	19	—
PES	4	2	2
MEP	24	24	—
HPC	15	15	—
Sunoco LP	57	—	57
Other	26	17	9
Total Adjusted EBITDA related to unconsolidated affiliates	$219	$146	$73

Distributions received from unconsolidated affiliates:
Citrus	$35	$33	$2
FEP	17	16	1
PES	—	2	(2)
MEP	21	20	1
HPC	12	13	(1)
Sunoco LP	30	—	30
Other	17	11	6
Total distributions received from unconsolidated affiliates	$132	$95	$37

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

Intrastate Transportation and Storage

	Three Months Ended March 31,
	2016	2015	Change
Natural gas transported (MMBtu/d)	7,994,473	8,809,018	(814,545)
Revenues	$558	$586	$(28)
Cost of products sold	393	416	(23)
Gross margin	165	170	(5)
Unrealized losses on commodity risk management activities	38	35	3
Operating expenses, excluding non-cash compensation expense	(33)	(36)	3
Selling, general and administrative expenses, excluding non-cash compensation expense	(6)	(7)	1
Adjusted EBITDA related to unconsolidated affiliates	15	15	—
Segment Adjusted EBITDA	$179	$177	$2
Volumes. For the three months ended March 31, 2016 compared to the same period last year, transported volumes decreased primarily due to lower production volumes, primarily in the Barnett Shale region, partially offset by increased volumes related to significant new long-term transportation contracts.
Gross Margin. The components of our intrastate transportation and storage segment gross margin were as follows:

	Three Months Ended March 31,
	2016	2015	Change
Transportation fees	$134	$128	$6
Natural gas sales and other	23	24	(1)
Retained fuel revenues	10	15	(5)
Storage margin, including fees	(2)	3	(5)
Total gross margin	$165	$170	$(5)
Segment Adjusted EBITDA. For the three months ended March 31, 2016 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impacts of the following:

•
an increase of $7 million in transportation fees, despite the decrease in transported volumes, primarily due to increased revenue from renegotiated and newly initiated long-term, fixed capacity fee contracts on our Houston Pipeline system;

•	an increase of $7 million in natural gas sales and other primarily due to higher realized gains from the buying and selling of gas along our system, as well as lower fuel losses;

•	a decrease of $2 million in operating expenses due to lower pipeline maintenance related costs, as well as lower costs for electricity used to run compressors on our pipelines; and

•	a decrease of $1 million in general and administrative expenses resulting from lower overhead allocation costs due to shared services cost savings; partially offset by

•	a decrease of $8 million in storage margin (excluding changes in unrealized losses of $2 million and inventory fair value adjustments of $5 million), as discussed below; and

•
a decrease of $7 million from the sale of retained fuel (excluding changes in unrealized gains of $1 million) primarily due to significantly lower market prices. The average spot price at the Houston Ship Channel location for the three months ended March 31, 2016 decreased by $0.83/MMBtu, or 30%, to $1.93/MMBtu, compared to $2.76/MMBtu for the same period in the prior year.

Storage margin was comprised of the following:

	Three Months Ended March 31,
	2016	2015	Change
Withdrawals from storage natural gas inventory (MMBtu)	20,995,000	15,782,500	5,212,500
Realized margin on natural gas inventory transactions	$28	$35	$(7)
Fair value inventory adjustments	17	12	5
Unrealized losses on derivatives	(53)	(51)	(2)
Margin recognized on natural gas inventory, including related derivatives	(8)	(4)	(4)
Revenues from fee-based storage	6	7	(1)
Total storage margin	$(2)	$3	$(5)
The decrease in storage margin was primarily driven by the timing of the movement of market prices during both periods.
Interstate Transportation and Storage

	Three Months Ended March 31,
	2016	2015	Change
Natural gas transported (MMBtu/d)	5,835,046	6,794,740	(959,694)
Natural gas sold (MMBtu/d)	16,946	16,656	290
Revenues	$259	$276	$(17)
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(72)	(72)	—
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(12)	(15)	3
Adjusted EBITDA related to unconsolidated affiliates	117	112	5
Segment Adjusted EBITDA	$292	$301	$(9)
Volumes. For the three months ended March 31, 2016 compared to the same period last year, transported volumes decreased 790,206 MMBtu/d on the Trunkline pipeline due to the transfer of one of the pipelines at Trunkline which was repurposed from natural gas service to crude oil service. The remainder of the decrease in transported volumes was primarily due to the impacts of milder weather, including a decrease of 93,958 MMBtu/d on the Tiger pipeline.
Segment Adjusted EBITDA. For the three months ended March 31, 2016 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment decreased due to the net effects of the following:

•
a decrease of approximately $10 million in revenues due to the transfer and conversion from crude oil service to natural gas service of one of the Trunkline pipelines, and $11 million on the Transwestern pipeline from the expiration of a transportation rate schedule and lower sales of gas due to lower prices. The decreases on the Transwestern pipeline were offset by a $7 million increase primarily from sales of capacity at higher rates and new transportation services; partially offset by

•	a decrease of $3 million in selling, general and administrative expenses primarily due to a reduction in allocations and lower employee related expenses for the three months ended March 31, 2016; and

•
an increase of $5 million in adjusted EBITDA related to unconsolidated affiliates due to higher equity from Citrus as a result of higher revenues from one additional operating day and Phase VIII related revenues and lower maintenance related expenses.

Midstream

	Three Months Ended March 31,
	2016	2015	Change
Gathered volumes (MMBtu/d)	9,851,105	9,514,586	336,519
NGLs produced (Bbls/d)	427,923	367,382	60,541
Equity NGLs (Bbls/d)	29,533	28,090	1,443
Revenues	$1,092	$1,151	$(59)
Cost of products sold	678	712	(34)
Gross margin	414	439	(25)
Unrealized losses on commodity risk management activities	—	11	(11)
Operating expenses, excluding non-cash compensation expense	(145)	(138)	(7)
Selling, general and administrative expenses, excluding non-cash compensation expense	(12)	(3)	(9)
Adjusted EBITDA related to unconsolidated affiliates	6	1	5
Segment Adjusted EBITDA	$263	$310	$(47)
Volumes. Gathered volumes and NGLs produced increased during the three months ended March 31, 2016 compared to the same periods last year primarily due to the King Ranch acquisition as well as increased gathering and processing capacities in the Eagle Ford, Permian Basin and Cotton Valley regions, partially offset by declines in the Panhandle/Mid-Con, North Texas, and North East regions.
Gross Margin. The components of our midstream segment gross margin were as follows:

	Three Months Ended March 31,
	2016	2015	Change
Gathering and processing fee-based revenues	$374	$370	$4
Non fee-based contracts and processing	40	69	(29)
Total gross margin	$414	$439	$(25)
Segment Adjusted EBITDA. For the three months ended March 31, 2016 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment decreased due to the net effects of the following:

•
a decrease of $9 million in non-fee based margins for natural gas due to lower natural gas prices and a $20 million decrease in non-fee based margins for crude oil and NGL due to lower crude oil and NGL prices;

•	a decrease in gross margin of $22 million from realized gains and losses on derivatives;

•	an increase of $7 million in operating expenses primarily due to assets that are recently placed in service, including the King Ranch and Eagle Ford systems in south Texas; and

•	an increase of $9 million in general and administrative expenses primarily due to a higher allocation of costs to the midstream segment; partially offset by

•
an increase of $4 million in fee-based revenues due to increased production and increased capacity from assets placed in service in the Eagle Ford Shale, Permian Basin and Cotton Valley regions partially offset by volume declines in the North Texas, Mid-Continent/Panhandle and North East regions; and

•	an increase of $5 million in adjusted EBITDA related to unconsolidated affiliates due to increased volumes through unconsolidated joint ventures.

Liquids Transportation and Services

	Three Months Ended March 31,
	2016	2015	Change
Liquids transportation volumes (Bbls/d)	486,907	408,504	78,403
NGL fractionation volumes (Bbls/d)	362,906	218,325	144,581
Revenues	$919	$835	$84
Cost of products sold	661	638	23
Gross margin	258	197	61
Unrealized losses on commodity risk management activities	9	9	—
Operating expenses, excluding non-cash compensation expense	(37)	(35)	(2)
Selling, general and administrative expenses, excluding non-cash compensation expense	(5)	(4)	(1)
Adjusted EBITDA related to unconsolidated affiliates	2	2	—
Segment Adjusted EBITDA	$227	$169	$58
Volumes. For the three months ended March 31, 2016 compared to the same period last year, NGL transportation volumes increased in all major producing regions, including the Permian, North Texas, Southeast Texas, Eagle Ford, and Louisiana. Additionally, our crude transportation pipeline in the Eagle Ford region transported approximately 44,000 Bbls/d for the three months ended March 31, 2016 compared to 38,000 Bbls/d for the three months ended March 31, 2015.
Average daily fractionated volumes increased for the three months ended March 31, 2016 compared to the same period last year due to the ramp-up of our third 100,000 Bbls/d fractionator at Mont Belvieu, Texas, which was commissioned in late December 2015, as well as increased producer volumes, as mentioned above.
Gross Margin. The components of our liquids transportation and services segment gross margin were as follows:

	Three Months Ended March 31,
	2016	2015	Change
Transportation margin	$108	$84	$24
Processing and fractionation margin	100	65	35
Storage margin	49	44	5
Other margin	1	4	(3)
Total gross margin	$258	$197	$61
Segment Adjusted EBITDA. For the three months ended March 31, 2016 compared to the same period last year, Segment Adjusted EBITDA related to our liquids transportation and services segment increased due to the net impacts of the following:

•
an increase of $24 million in transportation fees due to higher volumes transported out of all of our producing regions and higher average rates. The increase in average rates was primarily due to a higher proportion of the volumes originating from West Texas where transport rates are higher. Higher volumes from the West Texas region resulted in an increase in margin of $20 million between periods;

•
an increase of $40 million in processing and fractionation margin (excluding changes in unrealized losses of $5 million) due to a $27 million increase in margin from our fractionators due to the ramp-up of our third 100,000 Bbls/d fractionator at Mont Belvieu, Texas, and additional producer volumes, primarily from West Texas. Additionally, the commissioning of the Mariner South LPG export project during February 2015 contributed an additional $15 million for the three months ended March 31, 2016. Margin associated with our off-gas fractionator in Geismar, Louisiana decreased by $2 million, as NGL and olefins market prices decreased significantly for the comparable periods; and

•
an increase of $5 million in storage margin due to an increase in demand for leased storage capacity as a result of favorable market conditions, which increased fee-based storage revenues by $6 million. This increase in fee-based storage revenues was partially offset by lower non-fee based revenues of $2 million due to lower commodity prices; partially offset by

•	a decrease of $7 million in other margin (excluding changes in unrealized losses of $4 million) primarily due to less favorable commodity prices;

•	an increase of $2 million in operating expenses primarily due to increased utilities costs offset by lower project related expenses; and

•	an increase of $1 million in general and administrative expenses due to higher employee related expenses.
Investment in Sunoco Logistics

	Three Months Ended March 31,
	2016	2015	Change
Revenues	$1,777	$2,572	$(795)
Cost of products sold	1,439	2,359	(920)
Gross margin	338	213	125
Unrealized losses on commodity risk management activities	13	15	(2)
Operating expenses, excluding non-cash compensation expense	(21)	(39)	18
Selling, general and administrative expenses, excluding non-cash compensation expense	(23)	(22)	(1)
Inventory valuation adjustments	26	41	(15)
Adjusted EBITDA related to unconsolidated affiliates	16	13	3
Segment Adjusted EBITDA	$349	$221	$128
Segment Adjusted EBITDA. For the three months ended March 31, 2016 compared to the same period last year, Segment Adjusted EBITDA related to Sunoco Logistics increased due to the following:

•
an increase of $64 million from Sunoco Logistics’ crude oil operations. During the quarter, Sunoco Logistics continued to utilize its storage capabilities to capture the contango market structure. The impact of last-in, first-out (“LIFO”) method of accounting in an environment where commodity prices are falling resulted in approximately $60 million of positive earnings in the quarter. This favorable LIFO timing is expected to be reversed in future periods as commodity prices rise or those inventory positions are liquidated. Excluding this favorable inventory timing, the Sunoco Logistics’ crude oil operations increased $4 million compared to the same period last year. This increase was primarily attributable to improved results of $45 million from Sunoco Logistics’ crude oil pipelines which benefited from the Permian Express 2 pipeline that commenced operations in July 2015, higher results from Sunoco Logistics’ crude oil terminals of $8 million largely related to Sunoco Logistics’ Nederland facility. These increases were largely offset by a decrease in operating results from Sunoco Logistics’ crude oil acquisition and marketing activities of $50 million resulting from narrowing crude oil differentials, which includes transportation and storage fees related to its crude oil pipelines and terminal facilities;

•
an increase of $46 million from Sunoco Logistics’ NGLs operations, primarily due to increased volumes and fees from Sunoco Logistics’ Mariner NGLs projects of $38 million, which includes Sunoco Logistics’ Nederland and Marcus Hook facilities. Higher volumes related to Sunoco Logistics’ NGLs acquisition and marketing activities and the absence of unfavorable LIFO inventory accounting contributed $7 million to the increase; and

•
an increase of $18 million from Sunoco Logistics’ refined products operations, primarily due to increased operating results from Sunoco Logistics’ refined products pipelines of $9 million, which was largely attributable to the commencement of operations on Sunoco Logistics’ Allegheny Access project in 2015. Improved earnings from Sunoco Logistics’ refined products acquisition and marketing activities of $8 million and increased contributions from Sunoco Logistics’ refined products joint ventures of $1 million also contributed to the improvement.

Retail Marketing

	Three Months Ended March 31,
	2016	2015	Change
Revenues	$—	$4,805	$(4,805)
Cost of products sold	—	4,367	(4,367)
Gross margin	—	438	(438)
Unrealized losses on commodity risk management activities	—	2	(2)
Operating expenses, excluding non-cash compensation expense	—	(271)	271
Selling, general and administrative expenses, excluding non-cash compensation expense	—	(34)	34
Inventory valuation adjustments	—	(7)	7
Adjusted EBITDA related to unconsolidated affiliates	57	1	56
Segment Adjusted EBITDA	$57	$129	$(72)
Due to the transfer of the general partnership interest of Sunoco LP from ETP to ETE in 2015 and completion of the dropdown of remaining Retail Marketing interests from ETP to Sunoco LP in March 2016, the Partnership’s retail marketing segment has been deconsolidated, and the segment results now reflect an equity method investment in limited partnership units of Sunoco LP. As of March 31, 2016, the Partnership owns 43.5 million Sunoco LP common units, representing 45.6% of Sunoco LP’s total outstanding common units.
All Other

	Three Months Ended March 31,
	2016	2015	Change
Revenues	$854	$742	$112
Cost of products sold	761	635	126
Gross margin	93	107	(14)
Unrealized losses on commodity risk management activities	3	5	(2)
Operating expenses, excluding non-cash compensation expense	(21)	(23)	2
Selling, general and administrative expenses, excluding non-cash compensation expense	(27)	(49)	22
Adjusted EBITDA related to unconsolidated affiliates	4	3	1
Other	24	24	—
Eliminations	(31)	(8)	(23)
Segment Adjusted EBITDA	$45	$59	$(14)
Amounts reflected in our all other segment primarily include:

•	our natural gas marketing and compression operations;

•	a 33% non-operating interest in PES, a refining joint venture; and

•	our investment in Coal Handling, an entity that owns and operates end-user coal handling facilities.
For the three months ended March 31, 2016 compared to the same period last year, Segment Adjusted EBITDA decreased primarily due to unfavorable results from our natural resources operations.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our ability to satisfy our obligations and pay distributions to our Unitholders will depend on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond management’s control.
We currently expect the following capital expenditures in 2016 to be within the following ranges:

	Growth		Maintenance
	Low	High	Low	High
Direct(1):
Intrastate transportation and storage(2)	$25	$35	$30	$35
Interstate transportation and storage(2)(3)	200	240	110	115
Midstream	1,050	1,100	130	140
Liquids transportation and services
NGL	975	1,025	20	25
Crude(2)(3)	350	400	—	—
All other (including eliminations)	65	75	25	30
Total direct capital expenditures	$2,665	$2,875	$315	$345

(1)	Direct capital expenditures exclude those funded by our publicly traded subsidiary.

(2)	Net of amounts forecasted to be financed at the asset level with non-recourse debt of approximately $1.21 billion.

(3)	Includes capital expenditures related to our proportionate ownership of the Bakken, Bayou Bridge and Rover pipeline projects.
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

Three months ended March 31, 2016 compared to three months ended March 31, 2015. Cash provided by operating activities during 2016 was $960 million compared to $600 million for 2015 and net income was $376 million and $268 million for 2016 and 2015, respectively. The difference between net income and cash provided by operating activities for the three months ended March 31, 2016 primarily consisted of net changes in operating assets and liabilities of $144 million and non-cash items totaling $363 million.
The non-cash activity in 2016 and 2015 consisted primarily of depreciation, depletion and amortization of $470 million and $479 million, respectively, non-cash compensation expense of $19 million and $20 million, respectively, and equity in earnings of unconsolidated affiliates of $76 million and $57 million, respectively. Non-cash activity in 2016 also included deferred income taxes of $57 million and inventory valuation adjustments of $26 million.
Cash paid for interest, net of interest capitalized, was $344 million and $337 million for the three months ended March 31, 2016 and 2015, respectively.
Capitalized interest was $57 million and $32 million for the three months ended March 31, 2016 and 2015, respectively.
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
Three months ended March 31, 2016 compared to three months ended March 31, 2015. Cash provided by investing activities during 2016 was $415 million compared to cash used in investing activities of $1.60 billion for 2015. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2016 were $1.81 billion. This compares to total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2015 of $2.15 billion. Additional detail related to our capital expenditures is provided in the table below. During 2016, we received $2.20 billion in cash related to the contribution of our Sunoco, Inc. retail business to Sunoco LP. During 2015, we received $980 million in cash related to the Bakken Pipeline Transaction and paid $499 million in cash for all other acquisitions.
The following is a summary of capital expenditures (net of contributions in aid of construction costs) for the three months ended March 31, 2016:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Direct(1):
Intrastate transportation and storage	$14	$2	$16
Interstate transportation and storage(2)	61	5	66
Midstream	322	26	348
Liquids transportation and services(2)	731	4	735
All other (including eliminations)	31	9	40
Total direct capital expenditures	1,159	46	1,205
Indirect(1):
Investment in Sunoco Logistics	467	13	480
Total capital expenditures	$1,626	$59	$1,685

(1)	Indirect capital expenditures comprise those funded by our publicly traded subsidiary; all other capital expenditures are reflected as direct capital expenditures.

(2)
Includes capital expenditures related to the Bakken, Bayou Bridge and Rover pipeline projects, which includes $112 million related to Sunoco Logistics’ proportionate ownership in the Bakken and Bayou Bridge pipeline projects.

Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions to partners increased between the periods as a result of increases in the number of Common Units outstanding.
Three months ended March 31, 2016 compared to three months ended March 31, 2015. Cash used in financing activities during 2016 was $1.19 billion compared to cashed provided by financing activities of $2.18 billion for 2015. In 2016 and 2015, we received net proceeds from Common Unit offerings of $363 million and $135 million, respectively. In 2016 and 2015, our subsidiaries received $301 million and $689 million, respectively, in net proceeds from the issuance of common units. During 2016, we had a net decrease in our debt level of $976 million compared to a net increase of $1.97 billion for 2015. We have paid distributions of $897 million to our partners in 2016 compared to $558 million in 2015. We have also paid distributions of $100 million to noncontrolling interests in 2016 compared to $77 million in 2015. In addition, we have received capital contributions of $132 million in cash from noncontrolling interests in 2016 compared to $219 million in 2015.
Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	March 31, 2016	December 31, 2015
ETP Senior Notes	$19,439	$19,439
Transwestern Senior Notes	782	782
Panhandle Senior Notes	1,085	1,085
Sunoco, Inc. Senior Notes	465	465
Sunoco Logistics Senior Notes(1)	4,975	4,975
Revolving credit facilities:
ETP $3.75 billion Revolving Credit Facility due November 2019	4	1,362
Sunoco Logistics $2.50 billion Revolving Credit Facility due March 2020	942	562
Other long-term debt	32	32
Unamortized premiums, net of discounts and fair value adjustments	147	158
Deferred debt issuance costs	(177)	(181)
Total debt	27,694	28,679
Less: Current maturities of long-term debt	925	126
Long-term debt, less current maturities	$26,769	$28,553

(1)
Sunoco Logistics’ $175 million of 6.125% senior notes due May 15, 2016 were classified as long-term debt as of March 31, 2016 as Sunoco Logistics has the ability and intent to refinance such borrowings on a long-term basis.

Credit Facilities
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $3.75 billion and expires in November 2019. The indebtedness under the ETP Credit Facility is unsecured, is not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. As of March 31, 2016, the ETP Credit Facility had $4 million of outstanding borrowings.
Sunoco Logistics Credit Facilities
Sunoco Logistics maintains a $2.5 billion unsecured revolving credit agreement (the “Sunoco Logistics Credit Facility”), which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $3.25 billion under certain conditions. As of March 31, 2016, the Sunoco Logistics Credit Facility had $942 million of outstanding borrowings.
Covenants Related to Our Credit Agreements
We were in compliance with all requirements, tests, limitations, and covenants related to our credit agreements as of March 31, 2016.

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
Following are distributions declared and/or paid by us subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 8, 2016	February 16, 2016	$1.0550
March 31, 2016	May 6, 2016	May 16, 2016	1.0550
The total amounts of distributions declared during the periods presented (all from Available Cash from our operating surplus and are shown in the period with respect to which they relate):

	Three Months Ended March 31,
	2016	2015
Common Units held by public	$526	$465
Common Units held by ETE	3	24
Class H Units held by ETE	83	56
General Partner interest held by ETE	8	8
Incentive distributions held by ETE	331	300
IDR relinquishments net of Class I Unit distributions	(34)	(27)
Total distributions declared to the partners of ETP	$917	$826
ETE agreed to relinquish its right to the following amounts of incentive distributions in future periods, including distributions on Class I Units.

Total Year
2016 (remainder)	$103
2017	128
2018	105
2019	95
Cash Distributions Paid by Sunoco Logistics
Sunoco Logistics is required by its partnership agreement to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by its general partner.
Following are distributions declared and/or paid by Sunoco Logistics subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 8, 2016	February 12, 2016	$0.4790
March 31, 2016	May 9, 2016	May 13, 2016	0.4890

The total amounts of Sunoco Logistics distributions declared during the periods presented were as follows (all from Available Cash from Sunoco Logistics’ operating surplus and are shown in the period with respect to which they relate):

	Three Months Ended March 31,
	2016	2015
Limited Partners:
Common units held by public	$107	$75
Common units held by ETP	33	28
General Partner interest held by ETP	3	3
Incentive distributions held by ETP	89	59
Total distributions declared	$232	$165
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2015, in addition to the accompanying notes and management’s discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. Our quantitative and qualitative disclosures about market risk are consistent with those discussed for the year ended December 31, 2015. Since December 31, 2015, there have been no material changes to our primary market risk exposures or how those exposures are managed.
Commodity Price Risk
The table below summarizes our commodity-related financial derivative instruments and fair values, including derivatives related to our consolidated subsidiaries, as well as the effect of an assumed hypothetical 10% change in the underlying price of the commodity. Notional volumes are presented in MMBtu for natural gas, thousand megawatt for power, barrels for natural gas liquids, crude and refined products and bushels for corn. Dollar amounts are presented in millions.

	March 31, 2016			December 31, 2015
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	1,712,500	$—	$—	(602,500)	$(1)	$—
Basis Swaps IFERC/NYMEX(1)	63,825,000	(3)	1	(31,240,000)	(1)	—
Power (Megawatt):
Forwards	(344,954)	(4)	2	357,092	—	2
Futures	2,675,597	—	—	(109,791)	2	—
Options – Puts	(227,600)	—	—	260,534	—	—
Options – Calls	1,011,600	2	—	1,300,647	—	3
Crude (Bbls):
Futures	(616,000)	7	3	(591,000)	4	3
Options – Puts	(300,000)	—	—	—	—	—
Options – Calls	300,000	—	—	—	—	—
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(9,175,000)	—	—	(6,522,500)	—	—
Swing Swaps IFERC	105,170,000	(1)	—	71,340,000	(1)	—
Fixed Swaps/Futures	(6,862,500)	13	5	(14,380,000)	(1)	5
Forward Physical Contracts	26,156,570	3	—	21,922,484	4	5
Natural Gas Liquid (Bbls) – Forwards/Swaps	(6,273,000)	1	13	(8,146,800)	10	13
Refined Products (Bbls) – Futures	(2,042,000)	(1)	12	(993,000)	9	5
Corn (Bushels) – Futures	—	—	—	1,185,000	—	1
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(23,215,000)	—	—	(37,555,000)	—	—
Fixed Swaps/Futures	(23,215,000)	4	4	(37,555,000)	73	9

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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
Interest Rate Risk
As of March 31, 2016, we had $3.07 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $31 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes our interest rate swaps outstanding (dollars in millions), none of which are designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		March 31, 2016	December 31, 2015
July 2016(2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	$200	$200
July 2017(3)	Forward-starting to pay a fixed rate of 3.84% and receive a floating rate	300	300
July 2018(3)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	200
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300
July 2019(3)	Forward-starting to pay a fixed rate of 3.25% and receive a floating rate	200	200

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 10 and 30 years with a mandatory termination date the same as the effective date.

(3)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $185 million as of March 31, 2016. For the $1.50 billion of interest rate swaps whereby we pay a floating rate and receive a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $46 million. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of March 31, 2016 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)–15(f) or Rule 15d–15(f) of the Exchange Act) during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Form 10-K for the year ended December 31, 2015 and Note 10 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer Partners, L.P. and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors described in Part I, Item 1A in our Annual Report on Form 10-K for our previous fiscal year ended December 31, 2015.

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

ENERGY TRANSFER PARTNERS, L.P.

		By:	Energy Transfer Partners GP, L.P.,
its General Partner

		By:	Energy Transfer Partners, L.L.C.,
its General Partner

Date:	May 6, 2016	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Vice President, Controller and Principal Accounting Officer (duly authorized to sign on behalf of the registrant)