Form 10-Q
period 2016-06-30
Energy Transfer Partners, L.P.
filed 2016-08-05
CIK 1012569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 29, 2016, the registrant had 523,519,262 Common Units outstanding.

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

Citrus	Citrus, LLC

CrossCountry	CrossCountry Energy, LLC

EPA	Environmental Protection Agency

ETC FEP	ETC Fayetteville Express Pipeline, LLC

ETC MEP	ETC Midcontinent Express Pipeline, L.L.C.

ETC OLP	La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company

ETC Tiger	ETC Tiger Pipeline, LLC

ETE	Energy Transfer Equity, L.P., a publicly traded partnership and the owner of ETP LLC

ET Interstate	Energy Transfer Interstate Holdings, LLC

ET Rover	ET Rover Pipeline LLC

ETP Credit Facility	ETP’s $3.75 billion revolving credit facility

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETP

ETP Holdco	ETP Holdco Corporation

ETP LLC	Energy Transfer Partners, L.L.C., the general partner of ETP GP

Exchange Act	Securities Exchange Act of 1934

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

ii

FGT	Florida Gas Transmission Company, LLC

GAAP	accounting principles generally accepted in the United States of America

HPC	RIGS Haynesville Partnership Co. and its wholly-owned subsidiary, Regency Intrastate Gas LP

IDRs	incentive distribution rights

Lake Charles LNG	Lake Charles LNG Company, LLC (previously named Trunkline LNG Company, LLC), a subsidiary of ETE

LIBOR	London Interbank Offered Rate

LNG	liquefied natural gas

Lone Star	Lone Star NGL LLC

MEP	Midcontinent Express Pipeline LLC

MMBtu	million British thermal units

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OSHA	federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP and its subsidiaries

PCBs	polychlorinated biphenyls

PES	Philadelphia Energy Solutions, a refining joint venture

PHMSA	Pipeline Hazardous Materials Safety Administration

Preferred Units	ETP Series A cumulative convertible preferred units

Regency	Regency Energy Partners LP

Retail Holdings	ETP Retail Holdings, LLC, a joint venture between subsidiaries of ETC OLP and Sunoco, Inc.

Sea Robin	Sea Robin Pipeline Company, LLC, a subsidiary of Panhandle

SEC	Securities and Exchange Commission

Southern Union	Southern Union Company

Sunoco Logistics	Sunoco Logistics Partners L.P.

Sunoco LP	Sunoco LP (previously named Susser Petroleum Partners, LP)

Transwestern	Transwestern Pipeline Company, LLC

Trunkline	Trunkline Gas Company, LLC, a subsidiary of Panhandle
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$386	$527
Accounts receivable, net	2,542	2,118
Accounts receivable from related companies	354	268
Inventories	1,425	1,213
Derivative assets	35	40
Other current assets	587	532
Total current assets	5,329	4,698

Property, plant and equipment	53,421	50,869
Accumulated depreciation and depletion	(6,434)	(5,782)
	46,987	45,087

Advances to and investments in unconsolidated affiliates	5,018	5,003
Non-current derivative assets	18	—
Other non-current assets, net	518	536
Intangible assets, net	4,032	4,421
Goodwill	4,139	5,428
Total assets	$66,041	$65,173

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2016	December 31, 2015
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,493	$1,859
Accounts payable to related companies	21	25
Derivative liabilities	23	63
Accrued and other current liabilities	1,815	2,048
Current maturities of long-term debt	1,007	126
Total current liabilities	5,359	4,121

Long-term debt, less current maturities	27,950	28,553
Long-term notes payable – related companies	182	233
Non-current derivative liabilities	367	137
Deferred income taxes	4,471	4,082
Other non-current liabilities	961	968

Commitments and contingencies
Series A Preferred Units	33	33
Redeemable noncontrolling interests	15	15

Equity:
General Partner	234	306
Limited Partners:
Common Unitholders	16,024	17,043
Class H Unitholder	3,474	3,469
Class I Unitholder	2	14
Accumulated other comprehensive income (loss)	(6)	4
Total partners’ capital	19,728	20,836
Noncontrolling interest	6,975	6,195
Total equity	26,703	27,031
Total liabilities and equity	$66,041	$65,173

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUES:
Natural gas sales	$695	$899	$1,533	$1,933
NGL sales	1,150	988	2,090	1,969
Crude sales	1,713	2,680	2,923	4,888
Gathering, transportation and other fees	1,045	980	2,005	1,973
Refined product sales (see Note 2)	234	4,434	479	8,090
Other (see Note 2)	452	1,559	740	3,013
Total revenues	5,289	11,540	9,770	21,866
COSTS AND EXPENSES:
Cost of products sold (see Note 2)	3,630	9,354	6,598	17,850
Operating expenses (see Note 2)	374	635	722	1,245
Depreciation, depletion and amortization	496	501	966	980
Selling, general and administrative (see Note 2)	74	162	155	295
Total costs and expenses	4,574	10,652	8,441	20,370
OPERATING INCOME	715	888	1,329	1,496
OTHER INCOME (EXPENSE):
Interest expense, net	(317)	(336)	(636)	(646)
Equity in earnings of unconsolidated affiliates	119	117	195	174
Losses on extinguishments of debt	—	(33)	—	(33)
Gains (losses) on interest rate derivatives	(81)	127	(151)	50
Other, net	27	17	44	24
INCOME BEFORE INCOME TAX BENEFIT	463	780	781	1,065
Income tax benefit	(9)	(59)	(67)	(42)
NET INCOME	472	839	848	1,107
Less: Net income attributable to noncontrolling interest	102	212	167	206
Less: Net loss attributable to predecessor	—	(27)	—	(34)
NET INCOME ATTRIBUTABLE TO PARTNERS	370	654	681	935
General Partner’s interest in net income	223	260	520	502
Class H Unitholder’s interest in net income	85	64	164	118
Class I Unitholder’s interest in net income	2	32	4	65
Common Unitholders’ interest in net income (loss)	$60	$298	$(7)	$250
NET INCOME (LOSS) PER COMMON UNIT:
Basic	$0.10	$0.67	$(0.05)	$0.63
Diluted	$0.10	$0.67	$(0.05)	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$472	$839	$848	$1,107
Other comprehensive income (loss), net of tax:
Change in value of derivative instruments accounted for as cash flow hedges	—	—	—	1
Change in value of available-for-sale securities	3	(1)	5	—
Actuarial gain (loss) relating to pension and other postretirement benefit plans	6	—	(3)	45
Foreign currency translation adjustments	—	—	(1)	(2)
Change in other comprehensive income from unconsolidated affiliates	(5)	—	(11)	(2)
	4	(1)	(10)	42
Comprehensive income	476	838	838	1,149
Less: Comprehensive income attributable to noncontrolling interest	102	212	167	206
Less: Comprehensive loss attributable to predecessor	—	(27)	—	(34)
Comprehensive income attributable to partners	$374	$653	$671	$977

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(Dollars in millions)
(unaudited)

		Limited Partners
	General Partner	Common Units	Class H Units	Class I Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total
Balance, December 31, 2015	$306	$17,043	$3,469	$14	$4	$6,195	$27,031
Distributions to partners	(592)	(1,046)	(159)	(16)	—	—	(1,813)
Distributions to noncontrolling interest	—	—	—	—	—	(209)	(209)
Units issued for cash	—	408	—	—	—	—	408
Subsidiary units issued for cash	—	14	—	—	—	653	667
Capital contributions from noncontrolling interest	—	—	—	—	—	161	161
Sunoco, Inc. retail business to Sunoco LP transaction	—	(405)	—	—	—	—	(405)
Other comprehensive loss, net of tax	—	—	—	—	(10)	—	(10)
Other, net	—	17	—	—	—	8	25
Net income (loss)	520	(7)	164	4	—	167	848
Balance, June 30, 2016	$234	$16,024	$3,474	$2	$(6)	$6,975	$26,703

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$848	$1,107
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	966	980
Deferred income taxes	(79)	79
Amortization included in interest expense	(12)	(21)
Inventory valuation adjustments	(106)	(150)
Unit-based compensation expense	38	43
Losses on extinguishments of debt	—	33
Distributions on unvested awards	(13)	(7)
Equity in earnings of unconsolidated affiliates	(195)	(174)
Distributions from unconsolidated affiliates	199	162
Other non-cash	(124)	19
Net change in operating assets and liabilities, net of effects of acquisition	(96)	(938)
Net cash provided by operating activities	1,426	1,133
INVESTING ACTIVITIES
Proceeds from the Sunoco, Inc. retail business to Sunoco LP transaction	2,200	—
Proceeds from Bakken Pipeline Transaction	—	980
Proceeds from sale of noncontrolling interest	—	64
Cash paid for acquisition of a noncontrolling interest	—	(129)
Cash paid for all other acquisitions	—	(475)
Capital expenditures, excluding allowance for equity funds used during construction	(3,479)	(4,143)
Contributions in aid of construction costs	25	12
Contributions to unconsolidated affiliates	(31)	(43)
Distributions from unconsolidated affiliates in excess of cumulative earnings	56	64
Proceeds from the sale of assets	7	15
Change in restricted cash	(2)	8
Other	(1)	(9)
Net cash used in investing activities	(1,225)	(3,656)
FINANCING ACTIVITIES
Proceeds from borrowings	7,811	12,494
Repayments of long-term debt	(7,514)	(9,386)
Proceeds from borrowings from affiliates	147	—
Units issued for cash	408	724
Subsidiary units issued for cash	667	1,013
Predecessor units issued for cash	—	34
Capital contributions from noncontrolling interest	161	398
Distributions to partners	(1,813)	(1,384)
Predecessor distributions to partners	—	(202)
Distributions to noncontrolling interest	(209)	(165)
Debt issuance costs	—	(50)
Other	—	(1)
Net cash provided by (used in) financing activities	(342)	3,475
Increase (decrease) in cash and cash equivalents	(141)	952
Cash and cash equivalents, beginning of period	527	663
Cash and cash equivalents, end of period	$386	$1,615

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

•	ETC FEP, a Delaware limited liability company that directly owns a 50% interest in FEP, which owns 100% of the Fayetteville Express interstate natural gas pipeline.

•	ETC Tiger, a Delaware limited liability company engaged in interstate transportation of natural gas.

•	CrossCountry, a Delaware limited liability company that indirectly owns a 50% interest in Citrus, which owns 100% of the FGT interstate natural gas pipeline.

•	ETC MEP, a Delaware limited liability company that directly owns a 50% interest in MEP.

•	ETC Compression, LLC, a Delaware limited liability company engaged in natural gas compression services and related equipment sales.

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

•
Effective July 1, 2015, ETE acquired 100% of the membership interests of Sunoco GP LLC, the general partner of Sunoco LP, and all of the IDRs of Sunoco LP from ETP, and in exchange, ETE transferred to ETP 21 million ETP common units. These operations were reported within the retail marketing segment. In connection with this transaction, the Partnership deconsolidated Sunoco LP, and its remaining investment in Sunoco LP is accounted for under the equity method. Additionally, in March 2016 and as discussed in Note 2, ETP contributed to Sunoco LP its remaining 68.42% interest in Sunoco, LLC and 100% interest in the legacy Sunoco, Inc. retail business effective January 1, 2016.

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
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Partnership is currently evaluating the impact, if any, that adopting this new standard will have on the consolidated financial statements and related disclosures.
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
Sunoco Retail to Sunoco LP
In March 2016, ETP contributed to Sunoco LP its remaining 68.42% interest in Sunoco, LLC and 100% interest in the legacy Sunoco, Inc. retail business for $2.23 billion. Sunoco LP paid $2.20 billion in cash, including a working capital adjustment, and issued 5.7 million Sunoco LP common units to Retail Holdings, a wholly-owned subsidiary of the Partnership. The transaction was effective January 1, 2016. In connection with this transaction, the Partnership deconsolidated the legacy Sunoco, Inc. retail business, including goodwill of $1.29 billion and intangible assets of $294 million. The results of Sunoco, LLC and the legacy Sunoco, Inc. retail business’ operations have not been presented as discontinued operations and Sunoco, Inc.’s retail business assets and liabilities have not been presented as held for sale in the Partnership’s consolidated financial statements.
Impact of Contribution Transactions
Following is a summary of amounts reflected in ETP’s consolidated statements of operations related to Sunoco, LLC and the legacy Sunoco, Inc. retail business, which operations are no longer consolidated for the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenues	$5,537	$10,342
Cost of products sold	5,003	9,370
Operating expenses	281	552
Selling, general and administrative expenses	58	93

3.	CASH AND CASH EQUIVALENTS
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

The net change in operating assets and liabilities, net of effects of acquisition, included in cash flows from operating activities is comprised as follows:

	Six Months Ended June 30,
	2016	2015
Accounts receivable	$(471)	$82
Accounts receivable from related companies	(129)	(53)
Inventories	(157)	(252)
Other current assets	(53)	(110)
Other non-current assets, net	8	99
Accounts payable	509	(333)
Accounts payable to related companies	21	(262)
Accrued and other current liabilities	(22)	(169)
Other non-current liabilities	20	30
Derivative assets and liabilities, net	178	30
Net change in operating assets and liabilities, net of effects of acquisition	$(96)	$(938)
Non-cash investing and financing activities are as follows:

	Six Months Ended June 30,
	2016	2015
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$861	$693
Sunoco LP limited partner interest received in exchange for contribution of the Sunoco, Inc. retail business to Sunoco LP	194	—
Net gains from subsidiary common unit issuances	14	102
NON-CASH FINANCING ACTIVITIES:
Issuance of common units in connection with the Regency Merger	$—	$9,250
Issuance of Class H Units in connection with the Bakken Pipeline Transaction	—	1,946
Redemption of common units in connection with the Bakken Pipeline Transaction	—	999

4.	INVENTORIES
Inventories consisted of the following:

	June 30, 2016	December 31, 2015
Natural gas and NGLs	$552	$415
Crude oil	564	424
Refined products	106	104
Other	203	270
Total inventories	$1,425	$1,213
We utilize commodity derivatives to manage price volatility associated with our natural gas inventories stored in our Bammel storage facility. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.

5.	FAIR VALUE MEASURES
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of June 30, 2016 was $29.25 billion and $28.96 billion, respectively. As of December 31, 2015, the aggregate fair value and carrying amount of our consolidated debt obligations was $25.71 billion and $28.68 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
We have commodity derivatives, interest rate derivatives and embedded derivatives in the Preferred Units that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. Derivatives related to the embedded derivatives in our preferred units are valued using a binomial lattice model. The market inputs utilized in the model include credit spread, probabilities of the occurrence of certain events, common unit price, dividend yield, and expected value, and are considered Level 3. During the six months ended June 30, 2016, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 based on inputs used to derive their fair values:

		Fair Value Measurements at June 30, 2016
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Interest rate derivatives	$29	$—	$29	$—
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	18	18	—	—
Swing Swaps IFERC	6	—	6	—
Fixed Swaps/Futures	41	41	—	—
Forward Physical Swaps	4	—	4	—
Power:
Forwards	30	—	30	—
Options – Calls	3	3	—	—
Natural Gas Liquids – Forwards/Swaps	76	76	—	—
Refined Products – Futures	1	1	—	—
Crude – Futures	5	5	—	—
Total commodity derivatives	184	144	40	—
Total assets	$213	$144	$69	$—
Liabilities:
Interest rate derivatives	$(358)	$—	$(358)	$—
Embedded derivatives in the Preferred Units	(9)	—	—	(9)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(17)	(17)	—	—
Swing Swaps IFERC	(6)	(1)	(5)	—
Fixed Swaps/Futures	(64)	(64)	—	—
Forward Physical Swaps	(2)	—	(2)	—
Power:
Forwards	(28)	—	(28)	—
Futures	(1)	(1)	—	—
Natural Gas Liquids – Forwards/Swaps	(88)	(88)	—	—
Refined Products – Futures	(9)	(9)	—	—
Crude – Futures	(7)	(7)	—	—
Total commodity derivatives	(222)	(187)	(35)	—
Total liabilities	$(589)	$(187)	$(393)	$(9)

		Fair Value Measurements at December 31, 2015
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$16	$16	$—	$—
Swing Swaps IFERC	10	2	8	—
Fixed Swaps/Futures	274	274	—	—
Forward Physical Swaps	4	—	4	—
Power:
Forwards	22	—	22	—
Futures	3	3	—	—
Options – Puts	1	1	—	—
Options – Calls	1	1	—	—
Natural Gas Liquids – Forwards/Swaps	99	99	—	—
Refined Products – Futures	9	9	—	—
Crude – Futures	9	9	—	—
Total commodity derivatives	448	414	34	—
Total assets	$448	$414	$34	$—
Liabilities:
Interest rate derivatives	$(171)	$—	$(171)	$—
Embedded derivatives in the Preferred Units	(5)	—	—	(5)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(16)	(16)	—	—
Swing Swaps IFERC	(12)	(2)	(10)	—
Fixed Swaps/Futures	(203)	(203)	—	—
Power:
Forwards	(22)	—	(22)	—
Futures	(2)	(2)	—	—
Options – Puts	(1)	(1)	—	—
Natural Gas Liquids – Forwards/Swaps	(89)	(89)	—	—
Crude – Futures	(5)	(5)	—	—
Total commodity derivatives	(350)	(318)	(32)	—
Total liabilities	$(526)	$(318)	$(203)	$(5)
The following table presents a reconciliation of the beginning and ending balances for our Level 3 financial instruments measured at fair value on a recurring basis using significant unobservable inputs for the six months ended June 30, 2016.

Balance, December 31, 2015	$(5)
Net unrealized gains included in other income (expense)	(4)
Balance, June 30, 2016	$(9)

6.	NET INCOME (LOSS) PER LIMITED PARTNER UNIT
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
A reconciliation of net income and weighted average units used in computing basic and diluted net income (loss) per unit is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$472	$839	$848	$1,107
Less: Income attributable to noncontrolling interest	102	212	167	206
Less: Loss attributable to predecessor	—	(27)	—	(34)
Net income, net of noncontrolling interest and predecessor income	370	654	681	935
General Partner’s interest in net income	223	260	520	502
Class H Unitholder’s interest in net income	85	64	164	118
Class I Unitholder’s interest in net income	2	32	4	65
Common Unitholders’ interest in net income (loss)	60	298	(7)	250
Additional earnings allocated to General Partner	(3)	(2)	(6)	(4)
Distributions on employee unit awards, net of allocation to General Partner	(5)	(3)	(10)	(7)
Net income (loss) available to Common Unitholders	$52	$293	$(23)	$239
Weighted average Common Units – basic (1)	501.6	434.8	495.9	379.6
Basic net income (loss) per Common Unit	$0.10	$0.67	$(0.05)	$0.63

Net income (loss) available to Common Unitholders	$52	$293	$(23)	$239
Income attributable to Preferred Units	(4)	—	(3)	—
Diluted net income (loss) available to Common Unitholders	$48	$293	$(26)	$239
Weighted average Common Units – basic (1)	501.6	434.8	495.9	379.6
Dilutive effect of unvested employee unit awards	0.7	1.5	—	1.5
Dilutive effect of Preferred Units	0.4	—	0.4	—
Weighted average Common Units – diluted (1)	502.7	436.3	496.3	381.1
Diluted net income (loss) per Common Unit	$0.10	$0.67	$(0.05)	$0.63
(1)    Excludes Common Units owned by the Partnership’s consolidated subsidiaries.

7.	DEBT OBLIGATIONS
Credit Facilities
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $3.75 billion and expires in November 2019. The indebtedness under the ETP Credit Facility is unsecured, is not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. As of June 30, 2016, the ETP Credit Facility had $1.13 billion of outstanding borrowings.
Sunoco Logistics Credit Facilities
Sunoco Logistics maintains a $2.50 billion unsecured revolving credit agreement (the “Sunoco Logistics Credit Facility”), which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $3.25 billion under certain conditions. As of June 30, 2016, the Sunoco Logistics Credit Facility had $1.26 billion of outstanding borrowings.
ETP Senior Notes
Subsequent to the Regency Merger in 2015, ETP assumed $3.80 billion total aggregate principal amount of Regency’s senior notes, which remained outstanding as of June 30, 2016. These notes were previously guaranteed by certain consolidated subsidiaries that had previously been consolidated by Regency. The subsidiary guarantees on all of these outstanding notes have been released.
Sunoco Logistics Senior Notes
Sunoco Logistics had $175 million of 6.125% senior notes which matured and were repaid in May 2016, using borrowings under the $2.50 billion Sunoco Logistics Credit Facility.
In July 2016, Sunoco Logistics issued $550 million aggregate principal amount of 3.90% senior notes due in July 2026. The net proceeds from this offering were used to repay outstanding credit facility borrowings and for general partnership purposes.
Bakken Financing
In August 2016, ETP, Sunoco Logistics and Phillips 66 announced the completion of the project-level financing of the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline”). The $2.50 billion facility is anticipated to provide substantially all of the remaining capital necessary to complete the projects.
Compliance with Our Covenants
We were in compliance with all requirements, tests, limitations, and covenants related to our credit agreements as of June 30, 2016.

8.	EQUITY
ETP
The changes in outstanding common units during the six months ended June 30, 2016 were as follows:

Number of Units
Number of common units at December 31, 2015	505.6
Common units issued in connection with equity distribution agreements	11.2
Common units issued in connection with the distribution reinvestment plan	3.1
Number of common units at June 30, 2016	519.9
During the six months ended June 30, 2016, the Partnership received proceeds of $324 million, net of $3 million commissions, from the issuance of common units pursuant to equity distribution agreements, which were used for general partnership purposes. As of June 30, 2016, none of the Partnership’s common units were available to be issued under an equity distribution agreement. In July 2016, the Partnership entered into an equity distribution agreement with an aggregate offering price up to $1.50 billion.
During the six months ended June 30, 2016, distributions of $84 million were reinvested under the distribution reinvestment plan. As of June 30, 2016, a total of 8.4 million common units remain available to be issued under the existing registration statement in connection with the distribution reinvestment plan.
Sunoco Logistics
During the six months ended June 30, 2016, Sunoco Logistics received proceeds of $667 million, net of $7 million commissions and fees, from the issuance of Sunoco Logistics common units pursuant to equity distribution agreements, which were used for general partnership purposes. As a result of Sunoco Logistics’ issuances of common units during the six months ended June 30, 2016, the Partnership recognized increases in partners’ capital of $14 million.

Bakken Equity Sale
In August 2016, ETP and Sunoco Logistics announced they have signed an agreement to sell 36.75% of the Bakken Pipeline project to MarEn Bakken Company LLC, an entity jointly owned by Enbridge Energy Partners, L.P. and Marathon Petroleum Corporation, for $2.00 billion in cash. The sale is expected to close in the third quarter of 2016, subject to certain closing conditions. ETP and Sunoco Logistics will receive $1.20 billion and $800 million in cash at closing, respectively, and will own a combined 38.25% of the Bakken Pipeline project.
Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by the Partnership subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 8, 2016	February 16, 2016	$1.0550
March 31, 2016	May 6, 2016	May 16, 2016	1.0550
June 30, 2016	August 8, 2016	August 15, 2016	1.0550
In July 2016, ETE agreed to relinquish incentive distributions over seven quarters, beginning with $75 million for the quarter ended June 30, 2016. ETE has also previously agreed to relinquish additional incentive distributions. In the aggregate, including relinquishment agreed to in July 2016, ETE has agreed to relinquish its right to the following amounts of incentive distributions in future periods, including distributions on Class I Units.

Total Year
2016 (remainder)	$249
2017	593
2018	105
2019	95
Sunoco Logistics Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by Sunoco Logistics subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 8, 2016	February 12, 2016	$0.4790
March 31, 2016	May 9, 2016	May 13, 2016	0.4890
June 30, 2016	August 8, 2016	August 12, 2016	0.5000
Accumulated Other Comprehensive Income (Loss)
The following table presents the components of AOCI, net of tax:

	June 30, 2016	December 31, 2015
Available-for-sale securities	$5	$—
Foreign currency translation adjustment	(5)	(4)
Actuarial gain related to pensions and other postretirement benefits	5	8
Investments in unconsolidated affiliates, net	(11)	—
Total AOCI, net of tax	$(6)	$4

9.	INCOME TAXES
For the three and six months ended June 30, 2016 and 2015, the Partnership’s income tax benefit primarily resulted from losses among the Partnership’s consolidated corporate subsidiaries. Also, for the three months ended June 30, 2015, the

Partnership income tax expense was favorably impacted by $11 million due to a reduction in the statutory Texas franchise tax rate which was enacted by the Texas legislature during the second quarter of 2015.

10.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
Contingent Residual Support Agreement – AmeriGas
In connection with the closing of the contribution of its propane operations in January 2012, ETP agreed to provide contingent, residual support of $1.55 billion of intercompany borrowings made by AmeriGas and certain of its affiliates with maturities through 2022 from a finance subsidiary of AmeriGas that have maturity dates and repayment terms that mirror those of an equal principal amount of senior notes issued by this finance company subsidiary to third party purchasers. In June 2016, AmeriGas repurchased certain of its senior notes, which caused a reduction in the amount supported by ETP under the contingent residual support agreement.  As of June 30, 2016, ETP continued to provide contingent, residual support of approximately $1 billion of borrowings.
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
FERC Audit
In March 2016, the FERC commenced an audit of Trunkline for the period from January 1, 2013 to present to evaluate Trunkline’s compliance with the requirements of its FERC gas tariff, the accounting regulations of the Uniform System of Accounts as prescribed by the FERC, and the FERC’s annual reporting requirements. The audit is ongoing.
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
We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2058. The table below reflects rental expense under these operating leases included in operating expenses in the accompanying statements of operations, which include contingent rentals, and rental expense recovered through related sublease rental income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Rental expense(1)	$21	$54	$39	$106
Less: Sublease rental income	—	(4)	—	(12)
Rental expense, net	$21	$50	$39	$94

(1)	Includes contingent rentals totaling $6 million and $10 million for the three and six months ended June 30, 2015, respectively.

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
Mont Belvieu Incident
On June 26, 2016, a subsurface release of hydrocarbons and water, and a subsequent fire, occurred at Lone Star’s South Terminal.  All employees and contractors were accounted for, and there were no injuries. The cause of the fire and evaluation of possible damages is currently under investigation.
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
As of June 30, 2016, Sunoco, Inc. is a defendant in five cases, including cases initiated by the States of New Jersey, Vermont, Pennsylvania, and two others by the Commonwealth of Puerto Rico with the more recent Puerto Rico action being a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. Four of these cases are venued in a multidistrict litigation proceeding in a New York federal court. The New Jersey, Puerto Rico, Vermont, and Pennsylvania cases assert natural resource damage claims.
Fact discovery has concluded with respect to an initial set of 19 sites each that will be the subject of the first trial phase in the New Jersey case and the initial Puerto Rico case. The initial set of 19 New Jersey trial sites are now pending before the United States District Judge for the District of New Jersey, the Hon. Freda L. Wolfson for the pre-trial and trial phases. Judge Wolfson then referred the case to United States Magistrate Judge for the District of New Jersey, the Hon. Lois H. Goodman. Judge Goodman conducted a status conference with all of the parties and inquired whether the parties will engage in a global mediation and instructed the parties to exchange possible mediator names. Sunoco informed Judge Goodman it is open to participating in global settlement discussions in a global mediation forum. The remaining portion of the New Jersey case remains in the MDL. It is reasonably possible that a loss may be realized; however, we are unable to estimate the possible loss or range of loss in excess of amounts accrued. Management believes that an adverse determination with respect to one or more of the MTBE cases could have a significant impact on results of operations during the period in which any said adverse determination occurs, but does not believe that any such adverse determination would have a material adverse effect on the Partnership’s consolidated financial position.
Regency Merger Litigation
Following the January 26, 2015 announcement of the Regency Merger, purported Regency unitholders filed lawsuits in state and federal courts in Dallas and Delaware asserting claims relating to the Regency Merger. All Regency Merger-related lawsuits have been dismissed, although one lawsuit remains pending on appeal. On June 10, 2015, Adrian Dieckman (“Dieckman”), a purported Regency unitholder, filed a class action complaint on behalf of Regency’s common unitholders in the Court of Chancery of the State of Delaware. The lawsuit alleges that the Regency Merger breached the Regency partnership agreement because Regency’s conflicts committee was not properly formed, and the Regency Merger was not approved in good faith. Defendants filed a motion to dismiss, and on March 29, 2016, the Delaware court granted Defendants’ motion and dismissed the lawsuit. On April 26, 2016, Dieckman filed his Notice of Appeal to the Supreme Court of Delaware.

This appeal is styled Adrian Dieckman v. Regency GP LP, et al., No. 208, 2016, in the Supreme Court of the State of Delaware. Dieckman filed his Opening Brief on June 9, 2016, and Defendants’ Answering Brief is currently due on July 29, 2016.
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
Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency. As of June 30, 2016 and December 31, 2015, accruals of approximately $56 million and $40 million, respectively, were reflected on our consolidated balance sheets related to these contingent obligations. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.
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
No amounts have been recorded in our June 30, 2016 or December 31, 2015 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
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

•
Sunoco, Inc. is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of June 30, 2016, Sunoco, Inc. had been named as a PRP at approximately 49 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. Sunoco, Inc. is usually one of a number of companies identified as a PRP at a site. Sunoco, Inc. has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco, Inc.’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	June 30, 2016	December 31, 2015
Current	$35	$41
Non-current	289	326
Total environmental liabilities	$324	$367
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
During the three months ended June 30, 2016 and 2015, Sunoco, Inc. recorded $8 million and $11 million, respectively, of expenditures related to environmental cleanup programs. During the six months ended June 30, 2016 and 2015, Sunoco, Inc. recorded $14 million and $18 million, respectively, of expenditures related to environmental cleanup programs.
On December 2, 2010, Sunoco, Inc. entered an Asset Sale and Purchase Agreement to sell the Toledo Refinery to Toledo Refining Company LLC (“TRC”) wherein Sunoco, Inc. retained certain liabilities associated with the pre-Closing time period.  On January 2, 2013, USEPA issued a Finding of Violation (“FOV”) to TRC and, on September 30, 2013, EPA issued an NOV/FOV to TRC alleging Clean Air Act violations.  To date, EPA has not issued an FOV or NOV/FOV to Sunoco, Inc. directly but some of EPA’s claims relate to the time period that Sunoco, Inc. operated the refinery.  Specifically, EPA has claimed that the refinery flares were not operated in a manner consistent with good air pollution control practice for minimizing emissions and/or in conformance with their design, and that Sunoco, Inc. submitted semi-annual compliance reports in 2010 and 2011 that failed to include all of the information required by the regulations. EPA has proposed penalties in excess of $200,000 to resolve the allegations and discussions continue between the parties. The timing or outcome of this matter cannot be reasonably determined at this time, however, we do not expect there to be a material impact to our results of operations, cash flows or financial position.
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
In January 2012, Sunoco Logistics experienced a release on its products pipeline in Wellington, Ohio. In connection with this release, the PHMSA issued a Corrective Action Order under which Sunoco Logistics is obligated to follow specific requirements in the investigation of the release and the repair and reactivation of the pipeline. Sunoco Logistics also entered into an Order on Consent with the EPA regarding the environmental remediation of the release site. All requirements of the Order on Consent with the EPA have been fulfilled and the Order has been satisfied and closed. Sunoco Logistics has also received a "No Further Action" approval from the Ohio EPA for all soil and groundwater remediation requirements. In May 2016, Sunoco Logistics received a proposed penalty from the EPA and U.S. Department of Justice associated with this release, and continues to work with the involved parties to bring this matter to closure. The timing and outcome of this matter cannot be reasonably determined at this time. However, Sunoco Logistics does not expect there to be a material impact to its results of operations, cash flows or financial position.

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

The following table details our outstanding commodity-related derivatives:

	June 30, 2016		December 31, 2015
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	5,825,000	2016-2017	(602,500)	2016-2017
Basis Swaps IFERC/NYMEX(1)	7,920,000	2016-2017	(31,240,000)	2016-2017
Power (Megawatt):
Forwards	272,164	2016-2017	357,092	2016-2017
Futures	(320,257)	2016-2017	(109,791)	2016
Options – Puts	(424,000)	2016	260,534	2016
Options – Calls	696,000	2016	1,300,647	2016
Crude (Bbls):
Futures	(222,000)	2016-2017	(591,000)	2016-2017
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(522,500)	2016-2017	(6,522,500)	2016-2017
Swing Swaps IFERC	34,465,000	2016-2017	71,340,000	2016-2017
Fixed Swaps/Futures	(3,835,000)	2016-2018	(14,380,000)	2016-2018
Forward Physical Contracts	3,838,458	2016-2017	21,922,484	2016-2017
Natural Gas Liquid (Bbls) – Forwards/Swaps	(10,443,400)	2016	(8,146,800)	2016-2018
Refined Products (Bbls) – Futures	(1,557,000)	2016-2017	(993,000)	2016-2017
Corn (Bushels) – Futures	—	—	1,185,000	2016
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(42,167,500)	2016-2017	(37,555,000)	2016
Fixed Swaps/Futures	(42,167,500)	2016-2017	(37,555,000)	2016
Hedged Item – Inventory	42,167,500	2016-2017	37,555,000	2016

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		June 30, 2016	December 31, 2015
July 2016(2)(4)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	$—	$200
July 2017(3)(4)	Forward-starting to pay a fixed rate of 3.90% and receive a floating rate	500	300
July 2018(3)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	200
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300
July 2019(3)	Forward-starting to pay a fixed rate of 3.25% and receive a floating rate	200	200

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 10 and 30 years with a mandatory termination date the same as the effective date.

(3)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.

(4)
ETP previously had outstanding forward starting interest rate swaps, which were scheduled to expire in July 2016, with a total notional value of $200 million.  In June 2016, ETP extended the expiration of those swaps to July 2017.

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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$—	$38	$(4)	$(3)
	—	38	(4)	(3)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	138	353	(173)	(306)
Commodity derivatives	46	57	(45)	(41)
Interest rate derivatives	29	—	(358)	(171)
Embedded derivatives in ETP Preferred Units	—	—	(9)	(5)
	213	410	(585)	(523)
Total derivatives	$213	$448	$(589)	$(526)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Derivatives without offsetting agreements	Derivative assets (liabilities)	$29	$—	$(367)	$(176)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	46	57	(45)	(41)
Broker cleared derivative contracts	Other current assets	138	391	(177)	(309)
Total gross derivatives		213	448	(589)	(526)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(22)	(17)	22	17
Payments on margin deposit	Other current assets	(138)	(309)	138	309
Total net derivatives		$53	$122	$(429)	$(200)
We disclose the non-exchange traded financial derivative instruments as price risk management assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Change in Value Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Derivatives in cash flow hedging relationships:
Commodity derivatives	$—	$—	$—	$1
Total	$—	$—	$—	$1

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$21	$11	$17	$8
Total		$21	$11	$17	$8

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$(7)	$(6)	$(16)	$(8)
Commodity derivatives – Non-trading	Cost of products sold	(48)	(40)	(43)	(48)
Interest rate derivatives	Gains (losses) on interest rate derivatives	(81)	127	(151)	50
Embedded derivatives	Other, net	(4)	2	(4)	4
Total		$(140)	$83	$(214)	$(2)

12.	RELATED PARTY TRANSACTIONS
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

The following table summarizes the affiliate revenues on our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Affiliated revenues	$133	$130	$207	$206
The following table summarizes the related company balances on our consolidated balance sheets:

	June 30, 2016	December 31, 2015
Accounts receivable from related companies:
ETE	$58	$110
Sunoco LP	185	3
PES	9	10
FGT	9	13
Lake Charles LNG	30	36
Trans-Pecos Pipeline, LLC	—	29
Comanche Trail Pipeline, LLC	9	22
Other	54	45
Total accounts receivable from related companies:	$354	$268

Accounts payable to related companies:
Sunoco LP	$10	$5
FGT	1	1
Lake Charles LNG	2	3
Other	8	16
Total accounts payable to related companies:	$21	$25
The following table summarizes the related company balances on our consolidated balance sheets:

	June 30, 2016	December 31, 2015
Long-term notes payable – related companies:
Sunoco LP	$75	$233
Phillips 66	107	—
Long-term notes payable – related companies:	$182	$233

13.	REPORTABLE SEGMENTS
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

The following tables present financial information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$428	$486	$874	$1,027
Intersegment revenues	113	83	225	128
	541	569	1,099	1,155
Interstate transportation and storage:
Revenues from external customers	229	239	483	510
Intersegment revenues	5	4	10	9
	234	243	493	519
Midstream:
Revenues from external customers	690	767	1,217	1,516
Intersegment revenues	640	473	1,205	875
	1,330	1,240	2,422	2,391
Liquids transportation and services:
Revenues from external customers	1,099	783	1,928	1,595
Intersegment revenues	11	45	101	68
	1,110	828	2,029	1,663
Investment in Sunoco Logistics:
Revenues from external customers	2,250	3,120	3,979	5,646
Intersegment revenues	18	82	66	128
	2,268	3,202	4,045	5,774
Retail marketing:
Revenues from external customers	—	5,557	—	10,339
Intersegment revenues	—	(20)	—	3
	—	5,537	—	10,342
All other:
Revenues from external customers	593	588	1,289	1,233
Intersegment revenues	118	134	276	231
	711	722	1,565	1,464
Eliminations	(905)	(801)	(1,883)	(1,442)
Total revenues	$5,289	$11,540	$9,770	$21,866

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment Adjusted EBITDA:
Intrastate transportation and storage	$149	$117	$328	$294
Interstate transportation and storage	278	285	570	586
Midstream	298	352	561	662
Liquids transportation and services	220	154	447	323
Investment in Sunoco Logistics	245	326	594	547
Retail marketing	68	140	125	269
All other	112	114	157	173
Total	1,370	1,488	2,782	2,854
Depreciation, depletion and amortization	(496)	(501)	(966)	(980)
Interest expense, net	(317)	(336)	(636)	(646)
Gains (losses) on interest rate derivatives	(81)	127	(151)	50
Non-cash unit-based compensation expense	(19)	(23)	(38)	(43)
Unrealized losses on commodity risk management activities	(18)	(42)	(81)	(119)
Inventory valuation adjustments	132	184	106	150
Losses on extinguishments of debt	—	(33)	—	(33)
Adjusted EBITDA related to unconsolidated affiliates	(252)	(215)	(471)	(361)
Equity in earnings of unconsolidated affiliates	119	117	195	174
Other, net	25	14	41	19
Income before income tax benefit	$463	$780	$781	$1,065

	June 30, 2016	December 31, 2015
Assets:
Intrastate transportation and storage	$5,134	$4,882
Interstate transportation and storage	11,551	11,345
Midstream	17,604	17,111
Liquids transportation and services	8,977	7,235
Investment in Sunoco Logistics	16,780	15,423
Retail marketing	1,387	3,218
All other	4,608	5,959
Total assets	$66,041	$65,173

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
RECENT DEVELOPMENTS
Sunoco Retail to Sunoco LP
In March 2016, ETP contributed to Sunoco LP its remaining 68.42% interest in Sunoco, LLC and 100% interest in the legacy Sunoco, Inc. retail business for $2.23 billion. Sunoco LP paid $2.20 billion in cash, including a working capital adjustment, and issued 5.7 million Sunoco LP common units to Retail Holdings, a wholly-owned subsidiary of the Partnership. The transaction was effective January 1, 2016. In connection with this transaction, the Partnership deconsolidated the legacy Sunoco, Inc. retail business, including goodwill of $1.29 billion and intangible assets of $294 million. The results of Sunoco, LLC and the legacy Sunoco, Inc. retail business’ operations have not been presented as discontinued operations and Sunoco, Inc.’s retail business assets and liabilities have not been presented as held for sale in the Partnership’s consolidated financial statements.
Bayou Bridge
In April 2016, Bayou Bridge Pipeline, LLC (“Bayou Bridge”), a joint venture among ETP, Sunoco Logistics and Phillips 66 Partners LP, began commercial operations on the 30-inch segment of the pipeline from Nederland, Texas to Lake Charles, Louisiana. ETP and Sunoco Logistics each hold a 30% interest in the entity and Sunoco Logistics is the operator of the system.
Bakken Financing
In August 2016, ETP, Sunoco Logistics and Phillips 66 announced the completion of the project-level financing of the Bakken Pipeline. The $2.50 billion facility is anticipated to provide substantially all of the remaining capital necessary to complete the projects.
Bakken Equity Sale
In August 2016, ETP and Sunoco Logistics announced they have signed an agreement to sell 36.75% of the Bakken Pipeline project to MarEn Bakken Company LLC, an entity jointly owned by Enbridge Energy Partners, L.P. and Marathon Petroleum Corporation, for $2.00 billion in cash. The sale is expected to close in the third quarter of 2016, subject to certain closing conditions. ETP and Sunoco Logistics will receive $1.20 billion and $800 million in cash at closing, respectively, and will own a combined 38.25% of the Bakken Pipeline project.

Results of Operations
Consolidated Results

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$149	$117	$32	$328	$294	$34
Interstate transportation and storage	278	285	(7)	570	586	(16)
Midstream	298	352	(54)	561	662	(101)
Liquids transportation and services	220	154	66	447	323	124
Investment in Sunoco Logistics	245	326	(81)	594	547	47
Retail marketing	68	140	(72)	125	269	(144)
All other	112	114	(2)	157	173	(16)
Total	1,370	1,488	(118)	2,782	2,854	(72)
Depreciation, depletion and amortization	(496)	(501)	5	(966)	(980)	14
Interest expense, net	(317)	(336)	19	(636)	(646)	10
Losses on extinguishments of debt	—	(33)	33	—	(33)	33
Gains (losses) on interest rate derivatives	(81)	127	(208)	(151)	50	(201)
Non-cash unit-based compensation expense	(19)	(23)	4	(38)	(43)	5
Unrealized losses on commodity risk management activities	(18)	(42)	24	(81)	(119)	38
Inventory valuation adjustments	132	184	(52)	106	150	(44)
Adjusted EBITDA related to unconsolidated affiliates	(252)	(215)	(37)	(471)	(361)	(110)
Equity in earnings of unconsolidated affiliates	119	117	2	195	174	21
Other, net	25	14	11	41	19	22
Income before income tax benefit	463	780	(317)	781	1,065	(284)
Income tax benefit	9	59	(50)	67	42	25
Net income	$472	$839	$(367)	$848	$1,107	$(259)
See the detailed discussion of Segment Adjusted EBITDA and Segment Operating Results.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense decreased for the three and six months ended June 30, 2016 compared to the same periods last year primarily due to decreases of $74 million and $144 million, respectively, related to the deconsolidation of Sunoco, LLC and the legacy Sunoco, Inc. retail business, partially offset by increases from assets recently placed in service.
Gains (Losses) on Interest Rate Derivatives. Losses on interest rate derivatives during the three and six months ended June 30, 2016 were primarily attributable to the impact on our forward starting swap locks from the downward shift in the forward LIBOR curve. The gains reflected for the three and six months ended June 30, 2015 resulted from increases in forward interest rates, which caused our forward-starting swaps to increase in value.
Unrealized Losses on Commodity Risk Management Activities. See discussion of the unrealized gains (losses) on commodity risk management activities included in “Segment Operating Results” below.
Inventory Valuation Adjustments. Inventory valuation reserve adjustments were recorded for the inventory associated with Sunoco Logistics’ crude oil, NGLs and refined products inventories as a result of commodity price changes during the respective periods. The three and six months ended June 30, 2015 also reflected $57 million and $64 million related to our retail marketing operations prior to our deconsolidation of these operations.

Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operation Results” below.
Other, net. Includes amortization of regulatory assets and other income and expense amounts.
Income Tax Benefit. For the three and six months ended June 30, 2016 and 2015, the Partnership’s income tax benefit primarily resulted from losses among the Partnership’s consolidated corporate subsidiaries. Also, for the three months ended June 30, 2015, the Partnership income tax expense was favorably impacted by $11 million due to a reduction in the statutory Texas franchise tax rate which was enacted by the Texas legislature during the second quarter of 2015.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Equity in earnings (losses) of unconsolidated affiliates:
Citrus	$28	$29	$(1)	$49	$48	$1
FEP	12	13	(1)	26	27	(1)
PES	7	47	(40)	1	38	(37)
MEP	11	11	—	22	23	(1)
HPC	7	6	1	15	15	—
AmeriGas	19	(2)	21	17	4	13
Sunoco LP	23	—	23	38	—	38
Other	12	13	(1)	27	19	8
Total equity in earnings of unconsolidated affiliates	$119	$117	$2	$195	$174	$21

Adjusted EBITDA related to unconsolidated affiliates(1):
Citrus	$87	$85	$2	$161	$154	$7
FEP	18	18	—	37	37	—
PES	17	54	(37)	21	56	(35)
MEP	23	24	(1)	47	48	(1)
HPC	15	15	—	30	30	—
Sunoco LP	68	—	68	125	—	125
Other	24	19	5	50	36	14
Total Adjusted EBITDA related to unconsolidated affiliates	$252	$215	$37	$471	$361	$110

Distributions received from unconsolidated affiliates:
Citrus	$27	$47	$(20)	$62	$80	$(18)
FEP	13	16	(3)	30	32	(2)
AmeriGas	3	3	—	6	6	—
PES	—	19	(19)	—	21	(21)
MEP	18	20	(2)	39	40	(1)
HPC	13	14	(1)	25	27	(2)
Sunoco LP	36	—	36	66	—	66
Other	10	9	1	27	20	7
Total distributions received from unconsolidated affiliates	$120	$128	$(8)	$255	$226	$29

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

Intrastate Transportation and Storage

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Natural gas transported (MMBtu/d)	7,861,264	8,666,363	(805,099)	7,925,818	8,739,721	(813,903)
Revenues	$541	$569	$(28)	$1,099	$1,155	$(56)
Cost of products sold	353	383	(30)	746	799	(53)
Gross margin	188	186	2	353	356	(3)
Unrealized (gains) losses on commodity risk management activities	(7)	(34)	27	31	1	30
Operating expenses, excluding non-cash compensation expense	(41)	(42)	1	(74)	(78)	4
Selling, general and administrative expenses, excluding non-cash compensation expense	(6)	(8)	2	(12)	(15)	3
Adjusted EBITDA related to unconsolidated affiliates	15	15	—	30	30	—
Segment Adjusted EBITDA	$149	$117	$32	$328	$294	$34
Volumes. For the three and six months ended June 30, 2016 compared to the same periods last year, transported volumes decreased primarily due to lower production volumes, primarily in the Barnett Shale region, partially offset by increased volumes related to significant new long-term transportation contracts.

Gross Margin. The components of our intrastate transportation and storage segment gross margin were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Transportation fees	$125	$127	$(2)	$259	$255	$4
Natural gas sales and other	32	27	5	55	51	4
Retained fuel revenues	10	15	(5)	20	30	(10)
Storage margin, including fees	21	17	4	19	20	(1)
Total gross margin	$188	$186	$2	$353	$356	$(3)
Segment Adjusted EBITDA. For the three months ended June 30, 2016 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impacts of the following:

•	a decrease of $2 million in transportation fees due to lower throughput volumes;

•
an increase of $2 million in natural gas sales (excluding changes in unrealized gains of $3 million) and other primarily due to higher realized gains from the buying and selling of gas along our system, as well as lower fuel losses;

•
a decrease of $2 million from the sale of retained fuel (excluding changes in unrealized losses of $3 million) primarily due to significantly lower market prices. The average spot price at the Houston Ship Channel location decreased 23% for the three months ended June 30, 2016 compared to the same period last year;

•
an increase of $30 million in storage margin (excluding net changes in unrealized amounts of $26 million related to fair value inventory adjustments and unrealized gains and losses on derivatives), as discussed below;

•	a decrease of $1 million in operating expenses due to lower costs for gas used to run compressors on our pipelines as a result of lower market prices; and

•	a decrease of $2 million in general and administrative expenses due to lower legal fees, as well as lower allocated overhead costs due to shared services cost savings.
Segment Adjusted EBITDA. For the six months ended June 30, 2016 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impacts of the following:

•	an increase of $4 million in transportation fees despite lower throughput volumes, due to fees from renegotiated and newly initiated fixed fee contracts primarily on our Houston Pipeline system;

•
an increase of $9 million in natural gas sales (excluding changes in unrealized loss of $5 million) primarily due to higher realized gains from the buying and selling gas along our system, as well as lower fuel losses;

•
a decrease of $8 million from the sale of retained fuel (excluding changes in unrealized losses of $2 million) primarily due to significantly lower market prices. The average spot price at the Houston Ship Channel location decreased 27% for the six months ended June 30, 2016 compared to the same period last year;

•
an increase of $23 million in storage margin (excluding net changes in unrealized amounts of $24 million related to fair value inventory adjustments and unrealized gains and losses on derivatives), as discussed below;

•	a decrease of $4 million in operating expenses due to lower costs for electricity used to run compressors on our pipelines as a result of lower market prices for natural gas; and

•	a decrease of $3 million in general and administrative expenses due to lower legal fees, as well as lower allocated overhead costs due to shared services cost savings.

Storage margin was comprised of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Withdrawals from storage natural gas inventory (MMBtu)	662,500	—	662,500	21,657,500	15,782,500	5,875,000
Realized margin on natural gas inventory transactions	$8	$(23)	$31	$36	$12	$24
Fair value inventory adjustments	39	11	28	56	23	33
Unrealized gains (losses) on derivatives	(33)	22	(55)	(86)	(29)	(57)
Margin recognized on natural gas inventory, including related derivatives	14	10	4	6	6	—
Revenues from fee-based storage	7	7	—	13	14	(1)
Total storage margin	$21	$17	$4	$19	$20	$(1)
The changes in storage margin were primarily driven by the timing of the movement of market prices during both periods.
Interstate Transportation and Storage

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Natural gas transported (MMBtu/d)	5,363,658	5,873,424	(509,766)	5,599,352	6,331,536	(732,184)
Natural gas sold (MMBtu/d)	21,539	14,827	6,712	19,358	15,736	3,622
Revenues	$234	$243	$(9)	$493	$519	$(26)
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(75)	(71)	(4)	(147)	(143)	(4)
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(11)	(14)	3	(23)	(29)	6
Adjusted EBITDA related to unconsolidated affiliates	128	127	1	245	239	6
Other	2	—	2	2	—	2
Segment Adjusted EBITDA	$278	$285	$(7)	$570	$586	$(16)
Volumes. For the three and six months ended June 30, 2016 compared to the same periods last year, transported volumes decreased 343,629 MMBtu/d and 565,386 MMBtu/d, respectively, on the Trunkline pipeline due to the transfer of one of the pipelines at Trunkline which was repurposed from natural gas service to crude oil service, 96,758 MMBtu/d and 60,082 MMBtu/d, respectively, on the Sea Robin pipeline due to reduced supply as a result of producer system maintenance and overall lower production, and 84,390 MMBtu/d and 89,054 MMBtu/d, respectively, on the Tiger pipeline due to lower contract utilization due to market conditions.
Segment Adjusted EBITDA. For the three months ended June 30, 2016 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment decreased due to the net effects of the following:

•
a decrease of approximately $9 million in revenues due to contract restructuring on the Tiger pipeline, $4 million due to the transfer of one of the Trunkline pipelines which was repurposed from natural gas service to crude oil service, and $3 million due to the expiration of a transportation rate schedule on the Transwestern pipeline. These decreases were partially offset by higher revenues of $7 million from gas parking services; and

•	an increase of $4 million in operating expenses primarily due to higher system gas balancing expenses; partially offset by

•	a decrease of $3 million in selling, general and administrative expenses primarily due to lower employee related expenses and lower allocations; and

•	an increase of $2 million in other items due to income associated with a reimbursable project.
Segment Adjusted EBITDA. For the six months ended June 30, 2016 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment decreased due to the net effects of the following:

•
a decrease of approximately $14 million in revenues due to the transfer of one of the Trunkline pipelines which was repurposed from natural gas service to crude oil service, $11 million due to the expiration of a transportation rate schedule on the Transwestern pipeline, $9 million as a result of contract restructuring on the Tiger pipeline, and $4 million on the Sea Robin pipeline due to reduced gas supply as indicated above. These decreases were partially offset by $9 million from increased sales of capacity on the Transwestern pipeline and $6 million from gas parking services on the Panhandle and Trunkline pipelines; and

•	an increase of $4 million in operating expenses primarily due to higher ad valorem taxes as a result of true up of taxes in 2015 associated with lower valuations; partially offset by

•	a decrease of $6 million in selling, general and administrative expenses primarily due to a reduction in allocations and lower employee related expenses;

•
an increase of $6 million in adjusted EBITDA related to unconsolidated affiliates due to higher equity from Citrus as a result of higher revenues from one additional operating day and Phase VIII related revenues and lower maintenance related expenses; and

•	an increase of $2 million in other items due to income associated with a reimbursable project.
Midstream

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Gathered volumes (MMBtu/d)	10,037,648	9,964,237	73,411	9,944,376	9,740,653	203,723
NGLs produced (Bbls/d)	468,732	399,662	69,070	449,853	383,611	66,242
Equity NGLs (Bbls/d)	31,638	30,160	1,478	30,585	29,130	1,455
Revenues	$1,330	$1,240	$90	$2,422	$2,391	$31
Cost of products sold	870	796	74	1,548	1,508	40
Gross margin	460	444	16	874	883	(9)
Unrealized losses on commodity risk management activities	—	71	(71)	—	82	(82)
Operating expenses, excluding non-cash compensation expense	(155)	(147)	(8)	(300)	(285)	(15)
Selling, general and administrative expenses, excluding non-cash compensation expense	(13)	(24)	11	(25)	(27)	2
Adjusted EBITDA related to unconsolidated affiliates	6	7	(1)	12	8	4
Other	—	1	(1)	—	1	(1)
Segment Adjusted EBITDA	$298	$352	$(54)	$561	$662	$(101)
Volumes. Gathered volumes and NGLs produced increased during the three and six months ended June 30, 2016 compared to the same periods last year primarily due to increased gathering and processing capacities in the Permian Basin, Eagle Ford and Cotton Valley regions, partially offset by declines in the Mid-Continent/Panhandle and North Texas regions. In addition, volumes also increased for the six months ended June 30, 2016 due to the King Ranch acquisition in the second quarter of 2015.

Gross Margin. The components of our midstream segment gross margin were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Gathering and processing fee-based revenues	$396	$384	$12	$770	$754	$16
Non fee-based contracts and processing	64	60	4	104	129	(25)
Total gross margin	$460	$444	$16	$874	$883	$(9)
Segment Adjusted EBITDA. For the three months ended June 30, 2016 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment decreased due to the net effects of the following:

•	a decrease of $5 million in non-fee based margins due to lower natural gas prices and a $5 million decrease in non-fee based margins due to lower crude oil and NGL prices;

•	a decrease in gross margin of $63 million due to lower benefit from settled derivatives used to hedge commodity margins; and

•	an increase in operating expenses of $8 million primarily due to assets that are recently placed in service in the Permian and Eagle Ford regions; offset by

•
increases of $10 million in fee-based revenues and $5 million in non-fee based margins due to increased production and increased capacity from assets placed in service in the Eagle Ford, Permian Basin and Cotton Valley regions, partially offset by volume declines in the North Texas and Mid-Continent/Panhandle regions; and

•	a decrease in general and administrative expenses of $11 million primarily due to a lower allocation of employee-related expenses to the midstream segment.
Segment Adjusted EBITDA. For the six months ended June 30, 2016 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment decreased due to the net effects of the following:

•	a decrease of $14 million in non-fee based margins due to lower natural gas prices and a $28 million decrease in non-fee based margins due to lower crude oil and NGL prices;

•	a decrease in gross margin of $85 million due to lower benefit from settled derivatives used to hedge commodity margins; and

•
an increase in operating expenses of $15 million primarily due to the King Ranch acquisition in the second quarter of 2015 and assets recently placed in service in the Permian and Eagle Ford regions; offset by

•
increases of $15 million in fee-based revenues and $20 million in non-fee based margins due to increased production and increased capacity from assets placed in service in the Eagle Ford, Permian Basin and Cotton Valley regions, partially offset by volume declines in the North Texas and Mid-Continent/Panhandle regions;

•	a decrease in general and administrative expenses of $2 million primarily due to a lower allocation of employee-related expenses to the midstream segment; and

•	an increase of $4 million in adjusted EBITDA related to unconsolidated affiliates due to increased volumes through our unconsolidated joint ventures.

Liquids Transportation and Services

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Liquids transportation volumes (Bbls/d)	607,656	455,739	151,917	552,338	432,252	120,086
NGL fractionation volumes (Bbls/d)	345,182	246,348	98,834	355,957	232,414	123,543
Revenues	$1,110	$828	$282	$2,029	$1,663	$366
Cost of products sold	850	629	221	1,511	1,267	244
Gross margin	260	199	61	518	396	122
Unrealized (gains) losses on commodity risk management activities	6	(5)	11	15	4	11
Operating expenses, excluding non-cash compensation expense	(41)	(39)	(2)	(78)	(74)	(4)
Selling, general and administrative expenses, excluding non-cash compensation expense	(5)	(4)	(1)	(10)	(8)	(2)
Adjusted EBITDA related to unconsolidated affiliates	—	3	(3)	2	5	(3)
Segment Adjusted EBITDA	$220	$154	$66	$447	$323	$124
Volumes. For the three and six months ended June 30, 2016 compared to the same periods last year, NGL transportation volumes increased in all major producing regions, including the Permian, North Texas, Southeast Texas, Eagle Ford, and Louisiana. Additionally, our crude transportation pipeline in the Eagle Ford region transported approximately 45,000 Bbls/d for the three and six months ended June 30, 2016 compared to 36,000 Bbls/d and 37,000 Bbls/d for the three and six months ended June 30, 2015, respectively. Our crude pipeline, originating in Nederland and delivering into Lake Charles, also began transporting volumes in April 2016, and transported approximately 57,000 Bbls/d during the three months ended June 30, 2016.
Average daily fractionated volumes increased for the three and six months ended June 30, 2016 compared to the same periods last year due to the ramp-up of our third 100,000 Bbls/d fractionator at Mont Belvieu, Texas, which was commissioned in late December 2015, as well as increased producer volumes, as mentioned above.
Gross Margin. The components of our liquids transportation and services segment gross margin were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Transportation margin	$123	$96	$27	$231	$180	$51
Processing and fractionation margin	93	76	17	193	141	52
Storage margin	49	39	10	98	83	15
Other margin	(5)	(12)	7	(4)	(8)	4
Total gross margin	$260	$199	$61	$518	$396	$122
Segment Adjusted EBITDA. For the three and six months ended June 30, 2016 compared to the same period last year, Segment Adjusted EBITDA related to our liquids transportation and services segment increased due to the net impacts of the following:

•
increases in storage margin of $10 million and $15 million, respectively, partially due to an increase in demand for leased storage capacity as a result of favorable market conditions, which increased fee-based storage revenues by $3 million and $5 million, respectively. The remainder of the storage margin increases were primarily due to increases in throughput fees, as shuttle volumes increased for the three and six months ended June 30, 2016 by 36% and 33%, respectively;

•
increases in transportation fees of $27 million and $51 million, respectively, due to significantly higher volumes transported out of all of our producing regions and higher average rates. The increase in average rates was primarily due to a higher proportion of the volumes originating from West Texas where transport rates are higher. Higher volumes from the Permian region resulted in increases in margin of $18 million and $38 million for the three and six months ended June 30, 2016, respectively;

•
increases of $15 million and $54 million, respectively, in processing and fractionation margin (excluding changes in unrealized gains of $2 million for the three month period and unrealized losses of $2 million for the six month period) primarily due to the ramp-up of our third 100,000 Bbls/d fractionator at Mont Belvieu, Texas, along with higher producer volumes, primarily from West Texas. Additionally, the six months ended June 30, 2016 also reflect an additional $17 million increase from the commissioning of the Mariner South LPG export project during February 2015. Margin associated with our off-gas fractionator in Geismar, Louisiana decreased by $2 million and $5 million for the three and six months ended June 30, 2016, respectively, as NGL and olefin market prices decreased significantly for the comparable periods; and

•
increases of $20 million and $12 million, respectively, in other margin (excluding increases in unrealized losses of $13 million and $8 million, respectively) primarily due to more favorable market conditions; offset by

•	increases in operating expenses of $2 million and $4 million, respectively, primarily due to increased costs associated with our third fractionator at Mont Belvieu; and

•	increases in general and administrative expenses of $1 million and $2 million, respectively, due to lower capitalized overhead as a result of reduced capital spending.
Investment in Sunoco Logistics

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Revenues	$2,268	$3,202	$(934)	$4,045	$5,774	$(1,729)
Cost of products sold	1,859	2,737	(878)	3,298	5,096	(1,798)
Gross margin	409	465	(56)	747	678	69
Unrealized losses on commodity risk management activities	4	8	(4)	17	23	(6)
Operating expenses, excluding non-cash compensation expense	(31)	(37)	6	(52)	(76)	24
Selling, general and administrative expenses, excluding non-cash compensation expense	(24)	(23)	(1)	(47)	(45)	(2)
Inventory valuation adjustments	(132)	(100)	(32)	(106)	(59)	(47)
Adjusted EBITDA related to unconsolidated affiliates	19	13	6	35	26	9
Segment Adjusted EBITDA	$245	$326	$(81)	$594	$547	$47
Segment Adjusted EBITDA. For the three months ended June 30, 2016 compared to the same period last year, Segment Adjusted EBITDA related to Sunoco Logistics decreased due to the following:

•
a decrease of $49 million from Sunoco Logistics’ crude oil operations. The decrease was largely attributable to lower operating results from Sunoco Logistics’ crude oil acquisition and marketing activities of $112 million, which includes the reversal of approximately $60 million of positive LIFO inventory accounting that was reflected in the first quarter of 2016 related to contango market opportunities. The acquisition and marketing results, which include transportation and storage fees related to Sunoco Logistics’ crude oil pipelines and terminal facilities, were also impacted by lower volumes and significantly lower crude oil differentials. This decrease was partially offset by improved results from Sunoco Logistics’ crude oil pipelines of $50 million which benefited from the Permian Express 2 pipeline that commenced operations in July 2015. Higher results from Sunoco Logistics’ crude oil terminals of $11 million largely related to Sunoco Logistics’ Nederland facility and improved contributions from joint venture interests of $3 million also contributed to the offset; and

•
a decrease of $51 million from Sunoco Logistics’ NGLs operations, primarily due to lower results from Sunoco Logistics’ NGLs acquisition and marketing activities of $60 million, which includes the absence of approximately $25 million of positive LIFO inventory accounting reflected in the second quarter of 2015. Lower volumes and margins attributable to acquisition and marketing activities also contributed to the decrease. These factors were partially offset by increased volumes and fees from Sunoco Logistics’ Mariner NGLs projects of $10 million, which includes Sunoco Logistics’ NGLs pipelines and Marcus Hook facility; offset by

•
an increase of $19 million from Sunoco Logistics’ refined products operations, primarily due to improved operating results from Sunoco Logistics’ refined products pipelines of $9 million, which benefited from higher volumes on Sunoco Logistics’ Allegheny Access pipeline, and higher results from Sunoco Logistics’ refined products terminals of $4 million. Higher contributions from joint venture interests of $3 million and Sunoco Logistics’ refined products acquisition and marketing activities of $2 million also contributed to the increase.
For the six months ended June 30, 2016 compared to the same period last year, Segment Adjusted EBITDA related to Sunoco Logistics increased due to the net impacts of the following:

•
an increase of $15 million from Sunoco Logistics’ crude oil operations. The increase was due to improved results from Sunoco Logistics’ crude oil pipelines of $95 million which benefited from the Permian Express 2 pipeline that commenced operations in July 2015. Higher results from Sunoco Logistics’ crude oil terminals of $19 million largely related to Sunoco Logistics’ Nederland facility and improved contributions from joint venture interests of $5 million also contributed to the increase. These positive factors were largely offset by a decrease in operating results from Sunoco Logistics’ crude oil acquisition and marketing activities of $102 million, which includes transportation and storage fees related to Sunoco Logistics’ crude oil pipelines and terminal facilities, due to decreased volumes and significantly lower crude oil differentials; and

•
an increase of $37 million from Sunoco Logistics’ refined products operations, primarily due to increased operating results from Sunoco Logistics’ refined products pipelines of $18 million, which benefited from higher volumes on Sunoco Logistics’ Allegheny Access pipeline, and improved earnings from Sunoco Logistics’ refined products acquisition and marketing activities of $10 million. Higher earnings attributable to Sunoco Logistics’ refined products terminals of $5 million and improved contributions from joint venture interests of $4 million also impacted the improvement; offset by

•
a decrease of $5 million from Sunoco Logistics’ NGLs operations, primarily due to lower volumes and margins from Sunoco Logistics’ NGLs acquisition and marketing activities of $53 million. These factors were largely offset by increased volumes and fees from Sunoco Logistics’ Mariner NGLs projects of $48 million, which includes Sunoco Logistics’ NGLs pipelines and Nederland and Marcus Hook facilities.

Retail Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Revenues	$—	$5,537	$(5,537)	$—	$10,342	$(10,342)
Cost of products sold	—	5,003	(5,003)	—	9,370	(9,370)
Gross margin	—	534	(534)	—	972	(972)
Unrealized losses on commodity risk management activities	—	1	(1)	—	3	(3)
Operating expenses, excluding non-cash compensation expense	—	(281)	281	—	(552)	552
Selling, general and administrative expenses, excluding non-cash compensation expense	—	(57)	57	—	(91)	91
Inventory valuation adjustments	—	(57)	57	—	(64)	64
Adjusted EBITDA related to unconsolidated affiliates	68	—	68	125	1	124
Segment Adjusted EBITDA	$68	$140	$(72)	$125	$269	$(144)
Due to the transfer of the general partnership interest of Sunoco LP from ETP to ETE in 2015 and completion of the dropdown of remaining Retail Marketing interests from ETP to Sunoco LP in March 2016, the Partnership’s retail marketing segment has been deconsolidated, and the segment results now reflect an equity method investment in limited partnership units of Sunoco LP. As of June 30, 2016, the Partnership owns 43.5 million Sunoco LP common units, representing 45.6% of Sunoco LP’s total outstanding common units.

All Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Revenues	$711	$722	$(11)	$1,565	$1,464	$101
Cost of products sold	625	617	8	1,386	1,252	134
Gross margin	86	105	(19)	179	212	(33)
Unrealized losses on commodity risk management activities	15	1	14	18	6	12
Operating expenses, excluding non-cash compensation expense	(16)	(23)	7	(37)	(46)	9
Selling, general and administrative expenses, excluding non-cash compensation expense	(19)	(30)	11	(46)	(79)	33
Adjusted EBITDA related to unconsolidated affiliates	17	53	(36)	21	56	(35)
Other	24	24	—	48	48	—
Eliminations	5	(16)	21	(26)	(24)	(2)
Segment Adjusted EBITDA	$112	$114	$(2)	$157	$173	$(16)
Amounts reflected in our all other segment primarily include:

•	our natural gas marketing and compression operations;

•	a non-controlling interest in PES, comprising 33% of PES’ outstanding common units; and

•	our investment in Coal Handling, an entity that owns and operates end-user coal handling facilities.
For the three and six months ended June 30, 2016 compared to the same periods last year, Segment Adjusted EBITDA related to our all other segment decreased due to lower earnings from our investment in PES, a decrease in revenue-generating horsepower and lower project revenue from our compression operations, partially offset by a favorable variance from lower transaction-related expenses in 2016 and higher selling, general and administrative expenses in 2015.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our ability to satisfy our obligations and pay distributions to our Unitholders will depend on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond management’s control.

We currently expect the following capital expenditures in 2016 to be within the following ranges:

	Growth		Maintenance
	Low	High	Low	High
Direct(1):
Intrastate transportation and storage(2)	$30	$40	$20	$25
Interstate transportation and storage(2)(3)	210	250	105	115
Midstream	1,225	1,275	125	135
Liquids transportation and services
NGL	975	1,000	20	25
Crude(2)(3)	300	325	—	—
All other (including eliminations)	90	100	40	45
Total direct capital expenditures	$2,830	$2,990	$310	$345

(1)	Direct capital expenditures exclude those funded by our publicly traded subsidiary.

(2)	Net of amounts forecasted to be financed at the asset level with non-recourse debt of approximately $1.16 billion.

(3)	Includes capital expenditures related to our proportionate ownership of the Bakken, Rover and Bayou Bridge pipeline projects.
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
Six months ended June 30, 2016 compared to six months ended June 30, 2015. Cash provided by operating activities during 2016 was $1.43 billion compared to $1.13 billion for 2015 and net income was $848 million and $1.11 billion for 2016 and 2015, respectively. The difference between net income and cash provided by operating activities for the six months ended June 30, 2016 primarily consisted of net changes in operating assets and liabilities of $96 million and non-cash items totaling $488 million.
The non-cash activity in 2016 and 2015 consisted primarily of depreciation, depletion and amortization of $966 million and $980 million, respectively, non-cash compensation expense of $38 million and $43 million, respectively, and equity in earnings of unconsolidated affiliates of $195 million and $174 million, respectively. Non-cash activity in 2016 also included deferred income taxes of $79 million and inventory valuation adjustments of $106 million.
Cash paid for interest, net of interest capitalized, was $669 million and $709 million for the six months ended June 30, 2016 and 2015, respectively.
Capitalized interest was $111 million and $69 million for the six months ended June 30, 2016 and 2015, respectively.
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
Six months ended June 30, 2016 compared to six months ended June 30, 2015. Cash provided by investing activities during 2016 was $1.23 billion compared to cash used in investing activities of $3.66 billion for 2015. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2016 were $3.45 billion. This compares to total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2015 of $4.13 billion. Additional detail related to our capital expenditures is provided in the table below. During 2016, we received $2.20 billion in cash related to the contribution of our Sunoco, Inc. retail business to Sunoco LP. During 2015, we received $980 million in cash related to the Bakken Pipeline Transaction and paid $604 million in cash for all other acquisitions.
The following is a summary of capital expenditures (net of contributions in aid of construction costs) for the six months ended June 30, 2016:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Direct(1):
Intrastate transportation and storage	$25	$6	$31
Interstate transportation and storage(2)	87	26	113
Midstream	586	49	635
Liquids transportation and services(2)	1,342	9	1,351
All other (including eliminations)	54	20	74
Total direct capital expenditures	2,094	110	2,204
Indirect(1):
Investment in Sunoco Logistics	821	27	848
Total capital expenditures	$2,915	$137	$3,052

(1)	Indirect capital expenditures comprise those funded by our publicly traded subsidiary; all other capital expenditures are reflected as direct capital expenditures.

(2)
Includes capital expenditures related to the Bakken, Rover and Bayou Bridge pipeline projects, which includes $277 million related to Sunoco Logistics’ proportionate ownership in the Bakken and Bayou Bridge pipeline projects.

Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions to partners increased between the periods as a result of increases in the number of Common Units outstanding.
Six months ended June 30, 2016 compared to six months ended June 30, 2015. Cash used in financing activities during 2016 was $342 million compared to cashed provided by financing activities of $3.48 billion for 2015. In 2016 and 2015, we received net proceeds from Common Unit offerings of $408 million and $724 million, respectively. In 2016 and 2015, our subsidiaries received $667 million and $1.01 billion, respectively, in net proceeds from the issuance of common units. During 2016, we had a net increase in our debt level of $444 million compared to a net increase of $3.11 billion for 2015. We have paid distributions of $1.81 billion to our partners in 2016 compared to $1.38 billion in 2015. We have also paid distributions of $209 million to noncontrolling interests in 2016 compared to $165 million in 2015. In addition, we have received capital contributions of $161 million in cash from noncontrolling interests in 2016 compared to $398 million in 2015.
Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	June 30, 2016	December 31, 2015
ETP Senior Notes	$19,439	$19,439
Transwestern Senior Notes	782	782
Panhandle Senior Notes	1,085	1,085
Sunoco, Inc. Senior Notes	465	465
Sunoco Logistics Senior Notes	4,800	4,975
Revolving credit facilities:
ETP $3.75 billion Revolving Credit Facility due November 2019	1,128	1,362
Sunoco Logistics $2.50 billion Revolving Credit Facility due March 2020 (1)	1,263	562
Other long-term debt	31	32
Unamortized premiums, net of discounts and fair value adjustments	137	158
Deferred debt issuance costs	(173)	(181)
Total debt	28,957	28,679
Less: Current maturities of long-term debt	1,007	126
Long-term debt, less current maturities	$27,950	$28,553
(1)    Includes $106 million of commercial paper product outstanding at June 30, 2016.
Credit Facilities
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $3.75 billion and expires in November 2019. The indebtedness under the ETP Credit Facility is unsecured, is not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. As of June 30, 2016, the ETP Credit Facility had $1.13 billion of outstanding borrowings.
Sunoco Logistics Credit Facilities
Sunoco Logistics maintains a $2.50 billion unsecured revolving credit agreement (the “Sunoco Logistics Credit Facility”), which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $3.25 billion under certain conditions. As of June 30, 2016, the Sunoco Logistics Credit Facility had $1.26 billion of outstanding borrowings.
Sunoco Logistics Senior Notes
Sunoco Logistics had $175 million of 6.125% senior notes which matured and were repaid in May 2016, using borrowings under the $2.50 billion Sunoco Logistics Credit Facility.
In July 2016, Sunoco Logistics issued $550 million aggregate principal amount of 3.90% senior notes due in July 2026. The net proceeds from this offering were used to repay outstanding credit facility borrowings and for general partnership purposes.
Covenants Related to Our Credit Agreements
We were in compliance with all requirements, tests, limitations, and covenants related to our credit agreements as of June 30, 2016.
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
Following are distributions declared and/or paid by us subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 8, 2016	February 16, 2016	$1.0550
March 31, 2016	May 6, 2016	May 16, 2016	1.0550
June 30, 2016	August 8, 2016	August 15, 2016	1.0550
The total amounts of distributions declared for the periods presented (all from Available Cash from our operating surplus and are shown in the period with respect to which they relate):

	Six Months Ended June 30,
	2016	2015
Common Units held by public	$1,053	$950
Common Units held by ETE	5	48
Class H Units held by ETE	171	118
General Partner interest held by ETE	16	15
Incentive distributions held by ETE	666	617
IDR relinquishments net of Class I Unit distributions	(144)	(55)
Total distributions declared to the partners of ETP	$1,767	$1,693
In July 2016, ETE agreed to relinquish incentive distributions over seven quarters, beginning with $75 million for the quarter ended June 30, 2016. ETE has also previously agreed to relinquish additional incentive distributions. In the aggregate, including relinquishment agreed to in July 2016, ETE has agreed to relinquish its right to the following amounts of incentive distributions in future periods, including distributions on Class I Units.

Total Year
2016 (remainder)	$249
2017	593
2018	105
2019	95
Cash Distributions Paid by Sunoco Logistics
Sunoco Logistics is required by its partnership agreement to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by its general partner.
Following are distributions declared and/or paid by Sunoco Logistics subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 8, 2016	February 12, 2016	$0.4790
March 31, 2016	May 9, 2016	May 13, 2016	0.4890
June 30, 2016	August 8, 2016	August 12, 2016	0.5000

The total amounts of Sunoco Logistics distributions declared for the periods presented were as follows (all from Available Cash from Sunoco Logistics’ operating surplus and are shown in the period with respect to which they relate):

	Six Months Ended June 30,
	2016	2015
Limited Partners:
Common units held by public	$223	$157
Common units held by ETP	66	57
General Partner interest held by ETP	7	6
Incentive distributions held by ETP	183	125
Total distributions declared	$479	$345
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

	June 30, 2016			December 31, 2015
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	5,825,000	$1	$2	(602,500)	$(1)	$—
Basis Swaps IFERC/NYMEX(1)	7,920,000	(3)	1	(31,240,000)	(1)	—
Power (Megawatt):
Forwards	272,164	2	—	357,092	—	2
Futures	(320,257)	(1)	1	(109,791)	2	—
Options – Puts	(424,000)	—	—	260,534	—	—
Options – Calls	696,000	3	5	1,300,647	—	3
Crude (Bbls):
Futures	(222,000)	(2)	4	(591,000)	4	3
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(522,500)	1	—	(6,522,500)	—	—
Swing Swaps IFERC	34,465,000	—	—	71,340,000	(1)	—
Fixed Swaps/Futures	(3,835,000)	1	1	(14,380,000)	(1)	5
Forward Physical Contracts	3,838,458	2	1	21,922,484	4	5
Natural Gas Liquid (Bbls) – Forwards/Swaps	(10,443,400)	(12)	43	(8,146,800)	10	13
Refined Products (Bbls) – Futures	(1,557,000)	(8)	1	(993,000)	9	5
Corn (Bushels) – Futures	—	—	—	1,185,000	—	1
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(42,167,500)	3	1	(37,555,000)	—	—
Fixed Swaps/Futures	(42,167,500)	(25)	14	(37,555,000)	73	9

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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
Interest Rate Risk
As of June 30, 2016, we had $4.64 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $46 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.

The following table summarizes our interest rate swaps outstanding (dollars in millions), none of which are designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		June 30, 2016	December 31, 2015
July 2016(2)(4)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	$—	$200
July 2017(3)(4)	Forward-starting to pay a fixed rate of 3.90% and receive a floating rate	500	300
July 2018(3)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	200
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300
July 2019(3)	Forward-starting to pay a fixed rate of 3.25% and receive a floating rate	200	200

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 10 and 30 years with a mandatory termination date the same as the effective date.

(3)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.

(4)
ETP previously had outstanding forward starting interest rate swaps, which were scheduled to expire in July 2016, with a total notional value of $200 million.  In June 2016, ETP extended the expiration of those swaps to July 2017.

A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $251 million as of June 30, 2016. For the $1.50 billion of interest rate swaps whereby we pay a floating rate and receive a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $43 million. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2016 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)–15(f) or Rule 15d–15(f) of the Exchange Act) during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Form 10-K for the year ended December 31, 2015 and Note 10 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer Partners, L.P. and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors described in Part I, Item 1A in our Annual Report on Form 10-K for our previous fiscal year ended December 31, 2015. The following risk factor, which was previously included in our Form 10-K, has been included herein along with additional quantitative information with respect to the Partnership’s revenues, in order to supplement the disclosures previously provided in the Form 10-K.
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
For our midstream segment, we generally analyze gross margin based on fee-based margin (which includes revenues from processing fee arrangements) and non fee-based margin (which includes gross margin earned on percent-of-proceeds and keep-whole arrangements). For the six months ended June 30, 2016 and 2015, gross margin from our midstream segment totaled $874 million and $883 million, respectively, of which fee-based revenues constituted 88% and 85%, respectively, and non fee-based margin constituted 12% and 15%, respectively. For the years ended December 31, 2015 and 2014, gross margin from our midstream segment totaled $1.81 billion and $1.93 billion, respectively, of which fee-based revenues constituted 86% and 66%, respectively, and non fee-based margin constituted 14% and 34%, respectively. The amount of gross margin earned by our midstream segment from fee-based and non fee-based arrangements (individually and as a percentage of total revenues) will be impacted by the volumes associated with both types of arrangements, as well as commodity prices; therefore, the dollar amounts and the relative magnitude of gross margin from fee-based and non fee-based arrangements in future periods may be significantly different from results reported in previous periods.
ITEM 6. EXHIBITS
The exhibits listed below are filed or furnished, as indicated, as part of this report:

Exhibit Number	Description
5.1	Amendment No. 13 to the Second Amended and Restated Agreement of Limited Partnership of ETP (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed August 2, 2016).
5.2	Amendment No. 12 to the Second Amended and Restated Agreement of Limited Partnership of ETP (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed April 7, 2016).
10.1	Guarantee of Collection, dated as of March 31, 2016, by and between ETP Retail Holdings, LLC and Sunoco LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 1, 2016).
10.2
Support Agreement, dated as of March 31, 2016, by and between Sunoco, Inc., Sunoco LP, and ETP Retail Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed April 1, 2016).

10.3
Support Agreement, dated as of March 31, 2016, by and between Atlantic Refining & Marketing Corp., Sunoco LP, and ETP Retail Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed April 1, 2016).

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

ENERGY TRANSFER PARTNERS, L.P.

		By:	Energy Transfer Partners GP, L.P.,
its General Partner

		By:	Energy Transfer Partners, L.L.C.,
its General Partner

Date:	August 5, 2016	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Vice President, Controller and Principal Accounting Officer (duly authorized to sign on behalf of the registrant)