Form 10-Q
period 2016-09-30
Energy Transfer Partners, L.P.
filed 2016-11-09
CIK 1012569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At November 4, 2016, the registrant had 542,668,309 Common Units outstanding.

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

Citrus	Citrus, LLC

CrossCountry	CrossCountry Energy, LLC

EPA	Environmental Protection Agency

ETC FEP	ETC Fayetteville Express Pipeline, LLC

ETC MEP	ETC Midcontinent Express Pipeline, L.L.C.

ETC OLP	La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company

ETC Tiger	ETC Tiger Pipeline, LLC

ETE	Energy Transfer Equity, L.P., a publicly traded partnership and the owner of ETP LLC

ET Interstate	Energy Transfer Interstate Holdings, LLC

ET Rover	ET Rover Pipeline LLC

ETP Credit Facility	ETP’s $3.75 billion revolving credit facility

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETP

ETP Holdco	ETP Holdco Corporation

ETP LLC	Energy Transfer Partners, L.L.C., the general partner of ETP GP

Exchange Act	Securities Exchange Act of 1934

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

ii

FGT	Florida Gas Transmission Company, LLC

GAAP	accounting principles generally accepted in the United States of America

HPC	RIGS Haynesville Partnership Co. and its wholly-owned subsidiary, Regency Intrastate Gas LP

IDRs	incentive distribution rights

Lake Charles LNG	Lake Charles LNG Company, LLC (previously named Trunkline LNG Company, LLC), a subsidiary of ETE

LIBOR	London Interbank Offered Rate

LNG	liquefied natural gas

Lone Star	Lone Star NGL LLC

MEP	Midcontinent Express Pipeline LLC

MMBtu	million British thermal units

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OSHA	federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP and its subsidiaries

PCBs	polychlorinated biphenyls

PennTex	PennTex Midstream Partners, LP

PES	Philadelphia Energy Solutions, a refining joint venture

PHMSA	Pipeline Hazardous Materials Safety Administration

Preferred Units	ETP Series A cumulative convertible preferred units

Regency	Regency Energy Partners LP

Retail Holdings	ETP Retail Holdings, LLC, a joint venture between subsidiaries of ETC OLP and Sunoco, Inc.

Sea Robin	Sea Robin Pipeline Company, LLC, a subsidiary of Panhandle

SEC	Securities and Exchange Commission

Southern Union	Southern Union Company

Sunoco Logistics	Sunoco Logistics Partners L.P.

Sunoco LP	Sunoco LP (previously named Susser Petroleum Partners, LP)

Transwestern	Transwestern Pipeline Company, LLC

Trunkline	Trunkline Gas Company, LLC, a subsidiary of Panhandle
Adjusted EBITDA is a term used throughout this document, which we define as earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, non-cash impairment charges, losses on extinguishments of debt and other non-operating income or expense items. Unrealized gains and losses on commodity risk management activities include unrealized gains and losses on commodity derivatives and inventory fair value adjustments (excluding lower of cost or market adjustments). Adjusted EBITDA reflects amounts for less than wholly-owned subsidiaries based on 100% of the subsidiaries’ results of operations and for unconsolidated affiliates based on the Partnership’s proportionate ownership.

iii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$377	$527
Accounts receivable, net	2,668	2,118
Accounts receivable from related companies	144	268
Inventories	1,604	1,213
Derivative assets	30	40
Other current assets	658	532
Total current assets	5,481	4,698

Property, plant and equipment	55,948	50,869
Accumulated depreciation and depletion	(6,866)	(5,782)
	49,082	45,087

Advances to and investments in unconsolidated affiliates	4,648	5,003
Non-current derivative assets	11	—
Other non-current assets, net	581	536
Intangible assets, net	3,985	4,421
Goodwill	4,139	5,428
Total assets	$67,927	$65,173

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2016	December 31, 2015
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,509	$1,859
Accounts payable to related companies	19	25
Derivative liabilities	259	63
Accrued and other current liabilities	2,179	2,048
Current maturities of long-term debt	1,216	126
Total current liabilities	6,182	4,121

Long-term debt, less current maturities	29,182	28,553
Long-term notes payable – related companies	83	233
Non-current derivative liabilities	160	137
Deferred income taxes	4,438	4,082
Other non-current liabilities	919	968

Commitments and contingencies
Series A Preferred Units	33	33
Redeemable noncontrolling interests	15	15

Equity:
General Partner	223	306
Limited Partners:
Common Unitholders	15,665	17,043
Class H Unitholder	3,478	3,469
Class I Unitholder	2	14
Accumulated other comprehensive income (loss)	(4)	4
Total partners’ capital	19,364	20,836
Noncontrolling interest	7,551	6,195
Total equity	26,915	27,031
Total liabilities and equity	$67,927	$65,173

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUES:
Natural gas sales	$1,069	$960	2,602	2,893
NGL sales	1,249	961	3,339	2,930
Crude sales	1,649	1,859	4,572	6,747
Gathering, transportation and other fees	986	1,026	2,991	2,999
Refined product sales (see Note 2)	177	1,046	656	9,136
Other (see Note 2)	401	749	1,141	3,762
Total revenues	5,531	6,601	15,301	28,467
COSTS AND EXPENSES:
Cost of products sold (see Note 2)	3,931	4,942	10,529	22,792
Operating expenses (see Note 2)	388	518	1,110	1,763
Depreciation, depletion and amortization	503	471	1,469	1,451
Selling, general and administrative (see Note 2)	71	94	226	389
Total costs and expenses	4,893	6,025	13,334	26,395
OPERATING INCOME	638	576	1,967	2,072
OTHER INCOME (EXPENSE):
Interest expense, net	(345)	(333)	(981)	(979)
Equity in earnings of unconsolidated affiliates	65	214	260	388
Impairment of investment in an unconsolidated affiliate	(308)	—	(308)	—
Losses on extinguishments of debt	—	(10)	—	(43)
Losses on interest rate derivatives	(28)	(64)	(179)	(14)
Other, net	52	32	96	56
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	74	415	855	1,480
Income tax expense (benefit)	(64)	22	(131)	(20)
NET INCOME	138	393	986	1,500
Less: Net income (loss) attributable to noncontrolling interest	64	(24)	231	182
Less: Net loss attributable to predecessor	—	—	—	(34)
NET INCOME ATTRIBUTABLE TO PARTNERS	74	417	755	1,352
General Partner’s interest in net income	220	277	740	779
Class H Unitholder’s interest in net income	93	66	257	184
Class I Unitholder’s interest in net income	2	15	6	80
Common Unitholders’ interest in net income (loss)	$(241)	$59	$(248)	$309
NET INCOME (LOSS) PER COMMON UNIT:
Basic	$(0.49)	$0.11	$(0.54)	$0.70
Diluted	$(0.49)	$0.10	$(0.54)	$0.68

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$138	$393	986	1,500
Other comprehensive income, net of tax:
Change in value of derivative instruments accounted for as cash flow hedges	—	—	—	1
Change in value of available-for-sale securities	—	(1)	5	(1)
Actuarial gain (loss) relating to pension and other postretirement benefit plans	—	—	(3)	45
Foreign currency translation adjustments	—	1	(1)	(1)
Change in other comprehensive income from unconsolidated affiliates	2	—	(9)	(2)
	2	—	(8)	42
Comprehensive income	140	393	978	1,542
Less: Comprehensive income (loss) attributable to noncontrolling interest	64	(24)	231	182
Less: Comprehensive loss attributable to predecessor	—	—	—	(34)
Comprehensive income attributable to partners	$76	$417	$747	$1,394

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(Dollars in millions)
(unaudited)

		Limited Partners
	General Partner	Common Units	Class H Units	Class I Units	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance, December 31, 2015	$306	$17,043	$3,469	$14	$4	$6,195	$27,031
Distributions to partners	(823)	(1,580)	(248)	(18)	—	—	(2,669)
Distributions to noncontrolling interest	—	—	—	—	—	(334)	(334)
Units issued for cash	—	794	—	—	—	—	794
Subsidiary units issued	—	34	—	—	—	1,271	1,305
Capital contributions from noncontrolling interest	—	—	—	—	—	187	187
Sunoco, Inc. retail business to Sunoco LP transaction	—	(405)	—	—	—	—	(405)
Other comprehensive income, net of tax	—	—	—	—	(8)	—	(8)
Other, net	—	27	—	—	—	1	28
Net income (loss)	740	(248)	257	6	—	231	986
Balance, September 30, 2016	$223	$15,665	$3,478	$2	$(4)	$7,551	$26,915

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$986	$1,500
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,469	1,451
Deferred income taxes	(154)	22
Amortization included in interest expense	(16)	(30)
Inventory valuation adjustments	(143)	(16)
Unit-based compensation expense	60	59
Losses on extinguishments of debt	—	43
Impairment of investment in an unconsolidated affiliate	308	—
Distributions on unvested awards	(19)	(12)
Equity in earnings of unconsolidated affiliates	(260)	(388)
Distributions from unconsolidated affiliates	292	263
Other non-cash	(230)	23
Net change in operating assets and liabilities, net of effects of acquisition	172	(922)
Net cash provided by operating activities	2,465	1,993
INVESTING ACTIVITIES
Proceeds from the Sunoco, Inc. retail business to Sunoco LP transaction	2,200	—
Proceeds from Bakken Pipeline Transaction	—	980
Cash proceeds from the Susser Exchange Transaction	—	967
Proceeds from sale of noncontrolling interest	—	64
Cash paid for acquisition of a noncontrolling interest	—	(129)
Cash transferred to ETE in connection with the Sunoco LP Exchange	—	(114)
Cash paid for all other acquisitions	(159)	(475)
Capital expenditures, excluding allowance for equity funds used during construction	(5,787)	(6,531)
Contributions in aid of construction costs	44	27
Contributions to unconsolidated affiliates	(47)	(75)
Distributions from unconsolidated affiliates in excess of cumulative earnings	112	119
Proceeds from the sale of assets	6	20
Change in restricted cash	(8)	10
Other	(1)	(14)
Net cash used in investing activities	(3,640)	(5,151)
FINANCING ACTIVITIES
Proceeds from borrowings	13,073	14,808
Repayments of long-term debt	(11,308)	(11,620)
Cash received from affiliate notes	1,606	—
Cash paid on affiliate notes	(1,607)	—
Units issued for cash	794	1,030
Subsidiary units issued for cash	1,305	1,274
Predecessor units issued for cash	—	34
Capital contributions from noncontrolling interest	187	583
Distributions to partners	(2,669)	(2,253)
Predecessor distributions to partners	—	(202)
Distributions to noncontrolling interest	(334)	(247)
Debt issuance costs	(22)	(54)
Net cash provided by financing activities	1,025	3,353
Increase in cash and cash equivalents	(150)	195
Cash and cash equivalents, beginning of period	527	663
Cash and cash equivalents, end of period	$377	$858

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

2.	ACQUISITIONS AND CONTRIBUTION TRANSACTIONS
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
Following is a summary of amounts reflected for the prior periods in ETP’s consolidated statements of operations related to Sunoco, LLC and the legacy Sunoco, Inc. retail business, which operations are no longer consolidated for the current periods in 2016:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Revenues	$1,363	$11,705
Cost of products sold	1,149	10,519
Operating expenses	149	701
Selling, general and administrative expenses	8	101
PennTex Acquisition
On November 1, 2016, ETP acquired certain interests in PennTex from various parties for total consideration of approximately $640 million in ETP units and cash. Through this transaction, ETP acquired a controlling financial interest in PennTex, whose assets complement ETP’s existing midstream footprint in the region. The assets and liabilities assumed in this transaction will be recorded at fair value as of the acquisition date, and the initial measurement of fair value is not yet complete.
Sunoco Logistics’ Vitol Acquisition
In November 2016, Sunoco Logistics completed an acquisition from Vitol, Inc. (“Vitol”) of an integrated crude oil business in West Texas for $760 million plus working capital. The acquisition provides Sunoco Logistics with an approximately 2 million barrel crude oil terminal in Midland, Texas, a crude oil gathering and mainline pipeline system in the Midland Basin, including a significant acreage dedication from an investment-grade Permian producer, and crude oil inventories related to Vitol's crude oil purchasing and marketing business in West Texas. The acquisition also included the purchase of a 50% interest in SunVit Pipeline LLC ("SunVit"), which increased Sunoco Logistics' overall ownership of SunVit to 100%. The assets and liabilities acquired will be recorded at fair value as of the acquisition date, and the initial fair value measurements are not yet complete.
Sunoco Logistics’ Permian Express Partners
In November 2016, Sunoco Logistics announced its intent to form Permian Express Partners LLC ("PEP"), a strategic joint venture, with ExxonMobil Corp. Sunoco Logistics will contribute its Permian Express 1, Permian Express 2 and Permian Longview and Louisiana Access pipelines. ExxonMobil Corp will contribute its Longview to Louisiana and Pegasus pipelines; Hawkins gathering system; an idle pipeline in southern Oklahoma; and its Patoka, Illinois terminal. The closing of PEP will be subject to certain closing conditions, including regulatory approval, and is expected to be completed in the first quarter 2017. Upon closing, Sunoco Logistics' ownership percentage is expected to be approximately 85%. Sunoco Logistics will maintain a controlling financial and voting interest in PEP and will operate all of the assets contributed to the joint venture. As such, PEP will be reflected as a consolidated subsidiary of Sunoco Logistics.

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
The net change in operating assets and liabilities, net of effects of acquisition, included in cash flows from operating activities is comprised as follows:

	Nine Months Ended September 30,
	2016	2015
Accounts receivable	$(595)	$523
Accounts receivable from related companies	80	(467)
Inventories	(299)	(239)
Other current assets	(135)	(96)
Other non-current assets, net	(1)	116
Accounts payable	635	(988)
Accounts payable to related companies	24	75
Accrued and other current liabilities	213	25
Other non-current liabilities	31	47
Derivative assets and liabilities, net	219	82
Net change in operating assets and liabilities, net of effects of acquisition	$172	$(922)
Non-cash investing and financing activities are as follows:

	Nine Months Ended September 30,
	2016	2015
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$991	$963
Sunoco LP limited partner interest received in exchange for contribution of the Sunoco, Inc. retail business to Sunoco LP	194	—
Net gains from subsidiary common unit issuances	34	118
NON-CASH FINANCING ACTIVITIES:
Contribution of property, plant and equipment from noncontrolling interest	$—	$34
Issuance of common units in connection with the Regency Merger	—	9,250
Issuance of Class H Units in connection with the Bakken Pipeline Transaction	—	1,946
Redemption of common units in connection with the Bakken Pipeline Transaction	—	999
Redemption of common units in connection with the Sunoco LP Exchange	—	52

4.	ADVANCES TO AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES
MEP
The Partnership evaluated its investment in MEP for impairment as of September 30, 2016, based on FASB Accounting Standards Codification 323, Investments - Equity Method and Joint Ventures. Based on commercial discussions with current and potential shippers on MEP regarding the outlook for long-term transportation contract rates, the Partnership concluded that the fair value of its investment was other than temporarily impaired, resulting in a non-cash impairment of $308 million, which was recorded in the three months ended September 30, 2016. The carrying value of the Partnership’s investment in MEP as of September 30, 2016 and December 31, 2015 was $327 million and $660 million, respectively.

5.	INVENTORIES
Inventories consisted of the following:

	September 30, 2016	December 31, 2015
Natural gas and NGLs	$684	$415
Crude oil	590	424
Refined products	114	104
Other	216	270
Total inventories	$1,604	$1,213
We utilize commodity derivatives to manage price volatility associated with our natural gas inventories stored in our Bammel storage facility. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.

6.	FAIR VALUE MEASURES
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of September 30, 2016 was $31.38 billion and $30.40 billion, respectively. As of December 31, 2015, the aggregate fair value and carrying amount of our consolidated debt obligations was $25.71 billion and $28.68 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
We have commodity derivatives, interest rate derivatives and embedded derivatives in the Preferred Units that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. Derivatives related to the embedded derivatives in our preferred units are valued using a binomial lattice model. The market inputs utilized in the model include credit spread, probabilities of the occurrence of certain events, common unit price, dividend yield, and expected value, and are considered Level 3. During the nine months ended September 30, 2016, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 based on inputs used to derive their fair values:

		Fair Value Measurements at September 30, 2016
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Interest rate derivatives	$18	$—	$18	$—
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	5	5	—	—
Swing Swaps IFERC	3	—	3	—
Fixed Swaps/Futures	24	24	—	—
Forward Physical Swaps	2	—	2	—
Power:
Forwards	6	—	6	—
Options – Puts	1	1	—	—
Natural Gas Liquids – Forwards/Swaps	85	85	—	—
Refined Products – Futures	7	7	—	—
Crude – Futures	8	8	—	—
Total commodity derivatives	141	130	11	—
Total assets	$159	$130	$29	$—
Liabilities:
Interest rate derivatives	$(375)	$—	$(375)	$—
Embedded derivatives in the Preferred Units	(1)	—	—	(1)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(5)	(5)	—	—
Swing Swaps IFERC	(3)	—	(3)	—
Fixed Swaps/Futures	(36)	(36)	—	—
Forward Physical Swaps	(1)	—	(1)	—
Power:
Forwards	(4)	—	(4)	—
Options – Calls	(2)	(2)	—	—
Natural Gas Liquids – Forwards/Swaps	(114)	(114)	—	—
Refined Products – Futures	(16)	(16)	—	—
Crude – Futures	(8)	(8)	—	—
Total commodity derivatives	(189)	(181)	(8)	—
Total liabilities	$(565)	$(181)	$(383)	$(1)

		Fair Value Measurements at December 31, 2015
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$16	$16	$—	$—
Swing Swaps IFERC	10	2	8	—
Fixed Swaps/Futures	274	274	—	—
Forward Physical Swaps	4	—	4	—
Power:
Forwards	22	—	22	—
Futures	3	3	—	—
Options – Puts	1	1	—	—
Options – Calls	1	1	—	—
Natural Gas Liquids – Forwards/Swaps	99	99	—	—
Refined Products – Futures	9	9	—	—
Crude – Futures	9	9	—	—
Total commodity derivatives	448	414	34	—
Total assets	$448	$414	$34	$—
Liabilities:
Interest rate derivatives	$(171)	$—	$(171)	$—
Embedded derivatives in the Preferred Units	(5)	—	—	(5)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(16)	(16)	—	—
Swing Swaps IFERC	(12)	(2)	(10)	—
Fixed Swaps/Futures	(203)	(203)	—	—
Power:
Forwards	(22)	—	(22)	—
Futures	(2)	(2)	—	—
Options – Puts	(1)	(1)	—	—
Natural Gas Liquids – Forwards/Swaps	(89)	(89)	—	—
Crude – Futures	(5)	(5)	—	—
Total commodity derivatives	(350)	(318)	(32)	—
Total liabilities	$(526)	$(318)	$(203)	$(5)
The following table presents a reconciliation of the beginning and ending balances for our Level 3 financial instruments measured at fair value on a recurring basis using significant unobservable inputs for the nine months ended September 30, 2016.

Balance, December 31, 2015	$(5)
Net unrealized gains included in other income (expense)	4
Balance, September 30, 2016	$(1)

7.	NET INCOME (LOSS) PER LIMITED PARTNER UNIT
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
A reconciliation of net income (loss) and weighted average units used in computing basic and diluted net income (loss) per unit is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	138	393	986	1,500
Less: Income (loss) attributable to noncontrolling interest	64	(24)	231	182
Less: Loss attributable to predecessor	—	—	—	(34)
Net income, net of noncontrolling interest and predecessor income	74	417	755	1,352
General Partner’s interest in net income	220	277	740	779
Class H Unitholder’s interest in net income	93	66	257	184
Class I Unitholder’s interest in net income	2	15	6	80
Common Unitholders’ interest in net income (loss)	(241)	59	(248)	309
Additional earnings allocated to General Partner	(3)	(3)	(9)	(7)
Distributions on employee unit awards, net of allocation to General Partner	(5)	(4)	(15)	(11)
Net income (loss) available to Common Unitholders	$(249)	$52	$(272)	$291
Weighted average Common Units – basic (1)	507.4	485.0	499.8	415.1
Basic net income (loss) per Common Unit	$(0.49)	$0.11	$(0.54)	$0.70

Net income (loss) available to Common Unitholders	$(249)	$52	$(272)	$291
Income attributable to Preferred Units	—	(4)	—	(5)
Diluted net income (loss) available to Common Unitholders	$(249)	$48	$(272)	$286
Weighted average Common Units – basic (1)	507.4	485.0	499.8	415.1
Dilutive effect of unvested employee unit awards	—	1.4	—	1.7
Dilutive effect of Preferred Units	—	0.9	—	0.9
Weighted average Common Units – diluted (1)	507.4	487.3	499.8	417.7
Diluted net income (loss) per Common Unit	$(0.49)	$0.10	$(0.54)	$0.68
(1)    Excludes Common Units owned by the Partnership’s consolidated subsidiaries.
Based on the declared distribution rate of $1.055 per common unit, distributions to be paid for the three months ended September 30, 2016 are expected to be $876 million in total, which exceeds net income attributable to partners for the period by $802 million. The allocation of the distributions in excess of the net income is based on the proportionate ownership interests of the Limited Partners and General Partner. Based on this allocation approach, the distributions paid to the General Partner, including incentive distributions, further exceeded the net income for the three months ended September 30, 2016, and as a result, net losses were allocated to the Limited Partners for the period.

8.	DEBT OBLIGATIONS
Credit Facilities and Commercial Paper
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $3.75 billion and expires in November 2019. The indebtedness under the ETP Credit Facility is unsecured, is not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. In September 2016, the Partnership initiated a commercial paper program under the borrowing limits established by the $3.75 billion ETP Credit Facility. As of September 30, 2016, the ETP Credit Facility had $1.58 billion of outstanding borrowings, which included $208 million of commercial paper.
Sunoco Logistics Credit Facilities
Sunoco Logistics maintains a $2.50 billion unsecured revolving credit agreement (the “Sunoco Logistics Credit Facility”), which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $3.25 billion under certain conditions. As of September 30, 2016, the Sunoco Logistics Credit Facility had $622 million of outstanding borrowings, which included $140 million of commercial paper.
ETP Senior Notes
Subsequent to the Regency Merger in 2015, ETP assumed $3.80 billion total aggregate principal amount of Regency’s senior notes, which remained outstanding as of September 30, 2016. These notes were previously guaranteed by certain consolidated subsidiaries that had previously been consolidated by Regency. The subsidiary guarantees on all of these outstanding notes have been released.
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
Bakken Financing
In August 2016, ETP, Sunoco Logistics and Phillips 66 announced the completion of the project-level financing of the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline”). The $2.50 billion credit facility is anticipated to provide substantially all of the remaining capital necessary to complete the projects. As of September 30, 2016, $1.10 billion was outstanding under this credit facility.
Compliance with Our Covenants
We were in compliance with all requirements, tests, limitations, and covenants related to our credit agreements as of September 30, 2016.

9.	EQUITY
ETP
The changes in outstanding common units during the nine months ended September 30, 2016 were as follows:

Number of Units
Number of common units at December 31, 2015	505.6
Common units issued in connection with equity distribution agreements	19.5
Common units issued in connection with the distribution reinvestment plan	4.7
Number of common units at September 30, 2016	529.8
In July 2016, the Partnership entered into an equity distribution agreement with an aggregate offering price up to $1.50 billion. During the nine months ended September 30, 2016, the Partnership received proceeds of $646 million, net of $6 million commissions, from the issuance of common units pursuant to equity distribution agreements, which were used for general partnership purposes. As of September 30, 2016, $1.18 billion of the Partnership’s common units remained available to be issued under an equity distribution agreement.
During the nine months ended September 30, 2016, distributions of $148 million were reinvested under the distribution reinvestment plan. As of September 30, 2016, a total of 6.8 million common units remain available to be issued under the existing registration statement in connection with the distribution reinvestment plan.
Sunoco Logistics
During the nine months ended September 30, 2016, Sunoco Logistics received proceeds of $744 million, net of $8 million commissions and fees, from the issuance of Sunoco Logistics common units pursuant to equity distribution agreements, which were used for general partnership purposes.
In September 2016, Sunoco Logistics completed a public offering of 21 million common units for proceeds of $560 million, net of $7 million in fees and commissions to managers. The net proceeds from this offering were used to partially fund the acquisition from Vitol, which closed in November 2016. In October 2016, an additional 3.2 million common units were issued for proceeds of $84 million, net of fees and commissions to managers of $1 million, related to the exercise of an option in connection with the September 2016 offering.
As a result of Sunoco Logistics’ issuances of common units during the nine months ended September 30, 2016, the Partnership recognized increases in partners’ capital of $34 million.
Bakken Equity Sale
On August 2, 2016, Bakken Holdings Company LLC, an entity in which ETP indirectly owns a 60% membership interest and Sunoco Logistics indirectly owns a 40% membership interest, agreed to sell a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by Marathon Petroleum Corporation and Enbridge Energy Partners, L.P. for $2.00 billion in cash. This transaction is expected to close in the fourth quarter of 2016. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access, LLC (“Dakota Access”) and Energy Transfer Crude Oil Company, LLC (“ETCO”). The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. ETP will continue to consolidate Dakota Access and ETCO subsequent to this transaction.
Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by the Partnership subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 8, 2016	February 16, 2016	$1.0550
March 31, 2016	May 6, 2016	May 16, 2016	1.0550
June 30, 2016	August 8, 2016	August 15, 2016	1.0550
September 30, 2016	November 7, 2016	November 14, 2016	1.0550

In July 2016, ETE agreed to relinquish an aggregate amount of $720 million in incentive distributions commencing with the quarter ended June 30, 2016 and ending with the quarter ending December 31, 2017, including a relinquishment of $85 million for the quarter ended September 30, 2016. In connection with the PennTex acquisition in November 2016, discussed in Note 2, ETE has agreed to a perpetual waiver of incentive distributions in the amount of $33 million annually.
ETE has also previously agreed to relinquish additional incentive distributions. In the aggregate, including relinquishment agreed to in July and November 2016, ETE has agreed to relinquish its right to the following amounts of incentive distributions in future periods, including distributions on Class I Units.

Total Year
2016 (remainder)	$138
2017	626
2018	138
2019	128
Each year beyond 2019	33
Sunoco Logistics Quarterly Distributions of Available Cash
Following are distributions declared and/or paid by Sunoco Logistics subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 8, 2016	February 12, 2016	$0.4790
March 31, 2016	May 9, 2016	May 13, 2016	0.4890
June 30, 2016	August 8, 2016	August 12, 2016	0.5000
September 30, 2016	November 9, 2016	November 14, 2016	0.5100
In connection with the acquisition from Vitol, Sunoco Logistics’ general partner executed an amendment to its partnership agreement in September 2016 which provides for a reduction to the incentive distributions paid by Sunoco Logistics. The reductions will total $60 million over a two-year period, recognized ratably over eight quarters, beginning with the third quarter 2016 cash distribution. The incentive distribution reduction will reduce the incentive distributions that ETP receives from Sunoco Logistics, as well as the amount of distributions that ETP pays on its Class H units.
Accumulated Other Comprehensive Income (Loss)
The following table presents the components of AOCI, net of tax:

	September 30, 2016	December 31, 2015
Available-for-sale securities	$5	$—
Foreign currency translation adjustment	(5)	(4)
Actuarial gain related to pensions and other postretirement benefits	5	8
Investments in unconsolidated affiliates, net	(9)	—
Total AOCI, net of tax	$(4)	$4

10.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
Contingent Residual Support Agreement – AmeriGas
In connection with the closing of the contribution of its propane operations in January 2012, ETP agreed to provide contingent, residual support of $1.55 billion of intercompany borrowings made by AmeriGas and certain of its affiliates with maturities through 2022 from a finance subsidiary of AmeriGas that have maturity dates and repayment terms that mirror those of an equal principal amount of senior notes issued by this finance company subsidiary to third party purchasers. In June 2016, AmeriGas repurchased certain of its senior notes, which caused a reduction in the amount supported by ETP under the contingent residual support agreement.  As of September 30, 2016, ETP continued to provide contingent, residual support of approximately $1 billion of borrowings.

ETP Retail Holdings Guarantee of Sunoco LP Notes
Retail Holdings has provided a limited contingent guarantee of collection, but not of payment, to Sunoco LP with respect to (i) $800 million principal amount of 6.375% senior notes due 2023 issued by Sunoco LP, (ii) $800 million principal amount of 6.25% senior notes due 2021 issued by Sunoco LP and (iii) $2.035 billion aggregate principal for Sunoco LP’s term loan due 2019.
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
We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2058. The table below reflects rental expense under these operating leases included in operating expenses in the accompanying statements of operations, which include contingent rentals, and rental expense recovered through related sublease rental income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Rental expense(1)	$19	$35	$58	$141
Less: Sublease rental income	—	(3)	—	(15)
Rental expense, net	$19	$32	$58	$126

(1)	Includes contingent rentals totaling $9 million and $19 million for the three and nine months ended September 30, 2015, respectively.
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
MTBE Litigation
Sunoco, Inc. and/or Sunoco, Inc. (R&M), along with other refiners, manufacturers and sellers of gasoline, are defendants in lawsuits alleging MTBE contamination of groundwater. The plaintiffs typically include water purveyors and municipalities responsible for supplying drinking water and governmental authorities. The plaintiffs primarily assert product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. The plaintiffs in all of the cases seek to recover compensatory damages, and in some cases also seek natural resource damages, injunctive relief, punitive damages and attorneys’ fees.
As of September 30, 2016, Sunoco, Inc. is a defendant in six cases, including cases initiated by the States of New Jersey, Vermont, Pennsylvania, Rhode Island, and two others by the Commonwealth of Puerto Rico with the more recent Puerto Rico action being a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. Four of these cases are venued in a multidistrict litigation proceeding in a New York federal court. The New Jersey, Puerto Rico, Vermont, and Pennsylvania cases assert natural resource damage claims.
Fact discovery has concluded with respect to an initial set of 19 sites each that will be the subject of the first trial phase in the New Jersey case and the initial Puerto Rico case. The initial set of 19 New Jersey trial sites are now pending before the United States District Judge for the District of New Jersey, the Hon. Freda L. Wolfson for the pre-trial and trial phases. Judge Wolfson then referred the case to United States Magistrate Judge for the District of New Jersey, the Hon. Lois H. Goodman. Judge Goodman conducted a status conference with all of the parties and inquired whether the parties will engage in a global mediation and instructed the parties to exchange possible mediator names. All parties agreed to participate in global settlement discussions in a global mediation forum before Hon. Garrett Brown (Ret.), a Judicial Arbitration Mediation Service mediator. The remaining portion of the New Jersey case remains in the multidistrict litigation. The first mediation session with Judge Brown is scheduled for November 2 through November 3, 2016. It is reasonably possible that a loss may be realized; however, we are unable to estimate the possible loss or range of loss in excess of amounts accrued. Management believes that an adverse determination with respect to one or more of the MTBE cases could have a significant impact on results of operations during the period in which any said adverse determination occurs, but does not believe that any such adverse determination would have a material adverse effect on the Partnership’s consolidated financial position.
Regency Merger Litigation
Following the January 26, 2015 announcement of the Regency Merger, purported Regency unitholders filed lawsuits in state and federal courts in Dallas and Delaware asserting claims relating to the Regency Merger. All Regency Merger-related lawsuits have been dismissed, although one lawsuit remains pending on appeal. On June 10, 2015, Adrian Dieckman (“Dieckman”), a purported Regency unitholder, filed a class action complaint on behalf of Regency’s common unitholders in the Court of Chancery of the State of Delaware. The lawsuit alleges that the Regency Merger breached the Regency partnership agreement because Regency’s conflicts committee was not properly formed, and the Regency Merger was not approved in good faith. Defendants filed a motion to dismiss, and on March 29, 2016, the Delaware court granted Defendants’ motion and dismissed the lawsuit. On April 26, 2016, Dieckman filed his Notice of Appeal to the Supreme Court of Delaware. This appeal is styled Adrian Dieckman v. Regency GP LP, et al., No. 208, 2016, in the Supreme Court of the State of Delaware. Dieckman filed his Opening Brief on June 9, 2016, and Defendants’ filed their Answering Brief on July 29, 2016. On August 31, 2016, Dieckman filed his Reply Brief. Oral argument is scheduled for November 16, 2016 before the Delaware Supreme Court.
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
Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency. As of September 30, 2016 and December 31, 2015, accruals of approximately $56 million and $40 million, respectively, were reflected on our consolidated balance sheets related to these contingent obligations. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.
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
No amounts have been recorded in our September 30, 2016 or December 31, 2015 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
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
Lone Star NGL Fractionators Notice of Enforcement
Lone Star NGL Fractionators received a Notice of Enforcement from the Texas Commission on Environmental Quality on August 28, 2015 for allegations of violations of Texas air regulations related to its Mont Belvieu Gas Plant. The Partnership has accrued $50,000 related to this claim. As of September 2016, the Agreed Order is in the approval process with the Texas Commission on Environmental Quality and includes a $21,000 Supplemental Environmental Project.
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

•
Sunoco, Inc. is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of September 30, 2016, Sunoco, Inc. had been named as a PRP at approximately 50 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. Sunoco, Inc. is usually one of a number of companies identified as a PRP at a site. Sunoco, Inc. has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco, Inc.’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	September 30, 2016	December 31, 2015
Current	$42	$41
Non-current	279	326
Total environmental liabilities	$321	$367

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
During the three months ended September 30, 2016 and 2015, Sunoco, Inc. recorded $10 million and $9 million, respectively, of expenditures related to environmental cleanup programs. During the nine months ended September 30, 2016 and 2015, Sunoco, Inc. recorded $24 million and $27 million, respectively, of expenditures related to environmental cleanup programs.
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
In June 2016, the PHMSA issued Notices of Probable Violation ("NOPV") and a proposed compliance order (“PCO”) in connection with alleged violations on Sunoco Logistics’ Texas crude oil pipeline system. The proposed penalties are in excess of $100,000, and Sunoco Logistics is currently in discussions with PHMSA to resolve these matters. The timing or outcome of these matters cannot be reasonably determined at this time, however, Sunoco Logistics does not expect there to be a material impact to its results of operations, cash flows, or financial position.
In July 2016, the PHMSA issued a NOPV and PCO in connection with inspection and maintenance activities related to a 2013 incident on Sunoco Logistics' crude oil pipeline near Wortham, Texas. The proposed penalties are in excess of $100,000, and Sunoco Logistics is currently in discussions with PHMSA to resolve these matters. The timing or outcome of these matters cannot be reasonably determined at this time, however, Sunoco Logistics does not expect there to be a material impact to its results of operations, cash flows, or financial position.
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

The following table details our outstanding commodity-related derivatives:

	September 30, 2016		December 31, 2015
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	1,262,500	2016-2017	(602,500)	2016-2017
Basis Swaps IFERC/NYMEX(1)	60,102,500	2016-2017	(31,240,000)	2016-2017
Power (Megawatt):
Forwards	419,824	2016-2017	357,092	2016-2017
Futures	99,247	2016-2017	(109,791)	2016
Options – Puts	(536,400)	2016	260,534	2016
Options – Calls	1,080,400	2016-2017	1,300,647	2016
Crude (Bbls):
Futures	(656,000)	2016-2017	(591,000)	2016-2017
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	4,762,500	2016-2017	(6,522,500)	2016-2017
Swing Swaps IFERC	13,072,500	2016-2017	71,340,000	2016-2017
Fixed Swaps/Futures	(35,962,500)	2016-2018	(14,380,000)	2016-2018
Forward Physical Contracts	(6,834,328)	2016-2017	21,922,484	2016-2017
Natural Gas Liquid (Bbls) – Forwards/Swaps	(13,519,200)	2016-2017	(8,146,800)	2016-2018
Refined Products (Bbls) – Futures	(1,970,000)	2016-2017	(993,000)	2016-2017
Corn (Bushels) – Futures	—	—	1,185,000	2016
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(30,620,000)	2016-2017	(37,555,000)	2016
Fixed Swaps/Futures	(30,620,000)	2016-2017	(37,555,000)	2016
Hedged Item – Inventory	30,620,000	2016-2017	37,555,000	2016

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		September 30, 2016	December 31, 2015
July 2016(2)(4)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	$—	$200
July 2017(3)(4)	Forward-starting to pay a fixed rate of 3.90% and receive a floating rate	500	300
July 2018(3)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	200
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300
July 2019(3)	Forward-starting to pay a fixed rate of 3.25% and receive a floating rate	200	200

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 10 and 30 years with a mandatory termination date the same as the effective date.

(3)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.

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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$—	$38	$(2)	$(3)
	—	38	(2)	(3)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	115	353	(141)	(306)
Commodity derivatives	26	57	(46)	(41)
Interest rate derivatives	18	—	(375)	(171)
Embedded derivatives in ETP Preferred Units	—	—	(1)	(5)
	159	410	(563)	(523)
Total derivatives	$159	$448	$(565)	$(526)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Derivatives without offsetting agreements	Derivative assets (liabilities)	$18	$—	$(376)	$(176)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	26	57	(46)	(41)
Broker cleared derivative contracts	Other current assets	115	391	(143)	(309)
Total gross derivatives		159	448	(565)	(526)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(3)	(17)	3	17
Payments on margin deposit	Other current assets	(115)	(309)	115	309
Total net derivatives		$41	$122	$(447)	$(200)
We disclose the non-exchange traded financial derivative instruments as price risk management assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Change in Value Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Derivatives in cash flow hedging relationships:
Commodity derivatives	$—	$—	$—	$1
Total	$—	$—	$—	$1

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$(9)	$(1)	$8	$7
Total		$(9)	$(1)	$8	$7

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$(8)	$(2)	$(24)	$(10)
Commodity derivatives – Non-trading	Cost of products sold	(14)	48	(57)	—
Interest rate derivatives	Losses on interest rate derivatives	(28)	(64)	(179)	(14)
Embedded derivatives	Other, net	8	6	4	10
Total		$(42)	$(12)	$(256)	$(14)

12.	RELATED PARTY TRANSACTIONS
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

The following table summarizes the affiliate revenues on our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Affiliated revenues	$63	$94	$270	$300
The following table summarizes the related company balances on our consolidated balance sheets:

	September 30, 2016	December 31, 2015
Accounts receivable from related companies:
ETE	$31	$110
Sunoco LP	26	3
PES	8	10
FGT	13	13
Lake Charles LNG	41	36
Trans-Pecos Pipeline, LLC	1	29
Comanche Trail Pipeline, LLC	—	22
Other	24	45
Total accounts receivable from related companies:	$144	$268

Accounts payable to related companies:
ETE	$6	$1
Sunoco LP	10	5
FGT	1	1
Lake Charles LNG	2	3
Other	—	15
Total accounts payable to related companies:	$19	$25
The following table summarizes the related company balances on our consolidated balance sheets:

	September 30, 2016	December 31, 2015
Long-term notes receivable (payable) – related companies:
Sunoco LP	$49	$(233)
Phillips 66	(83)	—
Net long-term notes receivable (payable) – related companies	$(34)	$(233)

13.	REPORTABLE SEGMENTS
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
We report Segment Adjusted EBITDA as a measure of segment performance. We define Segment Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization and other non-cash items, such as non-cash compensation expense, gains and losses on disposals of assets, the allowance for equity funds used during construction, unrealized gains and losses on commodity risk management activities, non-cash impairment charges, losses on extinguishments of debt and other non-operating income or expense items. Unrealized gains and losses on commodity risk management activities include unrealized gains and losses on commodity derivatives and inventory fair value adjustments (excluding lower of cost or market adjustments). Segment Adjusted EBITDA reflects amounts for unconsolidated affiliates based on the Partnership’s proportionate ownership.

The following tables present financial information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$583	$477	$1,457	$1,504
Intersegment revenues	175	115	400	243
	758	592	1,857	1,747
Interstate transportation and storage:
Revenues from external customers	231	245	714	755
Intersegment revenues	5	3	15	12
	236	248	729	767
Midstream:
Revenues from external customers	587	539	1,804	2,055
Intersegment revenues	756	840	1,961	1,715
	1,343	1,379	3,765	3,770
Liquids transportation and services:
Revenues from external customers	1,094	783	3,022	2,378
Intersegment revenues	113	75	214	143
	1,207	858	3,236	2,521
Investment in Sunoco Logistics:
Revenues from external customers	2,154	2,379	6,133	8,026
Intersegment revenues	35	27	101	155
	2,189	2,406	6,234	8,181
Retail marketing:
Revenues from external customers	—	1,362	—	11,701
Intersegment revenues	—	1	—	4
	—	1,363	—	11,705
All other:
Revenues from external customers	882	816	2,171	2,048
Intersegment revenues	74	160	350	391
	956	976	2,521	2,439
Eliminations	(1,158)	(1,221)	(3,041)	(2,663)
Total revenues	$5,531	$6,601	$15,301	$28,467

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment Adjusted EBITDA:
Intrastate transportation and storage	$133	$127	$461	$421
Interstate transportation and storage	278	286	848	872
Midstream	314	315	875	977
Liquids transportation and services	240	195	687	518
Investment in Sunoco Logistics	312	289	906	836
Retail marketing	83	195	208	464
All other	30	93	187	266
Total	1,390	1,500	4,172	4,354
Depreciation, depletion and amortization	(503)	(471)	(1,469)	(1,451)
Interest expense, net	(345)	(333)	(981)	(979)
Losses on interest rate derivatives	(28)	(64)	(179)	(14)
Non-cash unit-based compensation expense	(22)	(16)	(60)	(59)
Unrealized gains (losses) on commodity risk management activities	(15)	47	(96)	(72)
Inventory valuation adjustments	37	(134)	143	16
Losses on extinguishments of debt	—	(10)	—	(43)
Adjusted EBITDA related to unconsolidated affiliates	(240)	(350)	(711)	(711)
Equity in earnings of unconsolidated affiliates	65	214	260	388
Impairment of investment in an unconsolidated affiliate	(308)	—	(308)	—
Other, net	43	32	84	51
Income before income tax benefit	$74	$415	$855	$1,480

	September 30, 2016	December 31, 2015
Assets:
Intrastate transportation and storage	$5,072	$4,882
Interstate transportation and storage	11,379	11,345
Midstream	17,740	17,111
Liquids transportation and services	10,159	7,235
Investment in Sunoco Logistics	17,255	15,423
Retail marketing	1,568	3,218
All other	4,754	5,959
Total assets	$67,927	$65,173

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
Bakken Financing
In August 2016, ETP, Sunoco Logistics and Phillips 66 announced the completion of the project-level financing of the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline”). The $2.50 billion credit facility is anticipated to provide substantially all of the remaining capital necessary to complete the projects. As of September 30, 2016, $1.10 billion was outstanding under this credit facility.
Bakken Equity Sale
On August 2, 2016, Bakken Holdings Company LLC, an entity in which ETP indirectly owns a 60% membership interest and Sunoco Logistics indirectly owns a 40% membership interest, agreed to sell a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by Marathon Petroleum Corporation and Enbridge Energy Partners, L.P. for $2.00 billion in cash. This transaction is expected to close in the fourth quarter of 2016. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access, LLC (“Dakota Access”) and Energy Transfer Crude Oil Company, LLC (“ETCO”). The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. ETP will continue to consolidate Dakota Access and ETCO subsequent to this transaction.
PennTex Acquisition
On November 1, 2016, ETP acquired certain interests in PennTex from various parties for total consideration of approximately $640 million in ETP units and cash. Through this transaction, ETP acquired a controlling financial interest in PennTex, whose assets complement ETP’s existing midstream footprint in the region. The assets and liabilities assumed in this transaction will be recorded at fair value as of the acquisition date, and the initial measurement of fair value is not yet complete.
Sunoco Logistics’ Vitol Acquisition
In November 2016, Sunoco Logistics completed an acquisition from Vitol, Inc. (“Vitol”) of an integrated crude oil business in West Texas for $760 million plus working capital. The acquisition provides Sunoco Logistics with an approximately 2 million barrel crude oil terminal in Midland, Texas, a crude oil gathering and mainline pipeline system in the Midland Basin, including a significant acreage dedication from an investment-grade Permian producer, and crude oil inventories related to Vitol's crude oil purchasing and marketing business in West Texas. The acquisition also included the purchase of a 50% interest in SunVit Pipeline LLC ("SunVit"), which increased Sunoco Logistics' overall ownership of SunVit to 100%. The assets and liabilities acquired will be recorded at fair value as of the acquisition date, and the initial fair value measurements are not yet complete.
Sunoco Logistics’ Permian Express Partners
In November 2016, Sunoco Logistics announced its intent to form Permian Express Partners LLC ("PEP"), a strategic joint venture, with ExxonMobil Corp. Sunoco Logistics will contribute its Permian Express 1, Permian Express 2 and Permian Longview and Louisiana Access pipelines. ExxonMobil Corp will contribute its Longview to Louisiana and Pegasus pipelines; Hawkins gathering system; an idle pipeline in southern Oklahoma; and its Patoka, Illinois terminal. The closing of PEP will be subject to certain closing conditions, including regulatory approval, and is expected to be completed in the first quarter 2017. Upon closing, Sunoco Logistics' ownership percentage is expected to be approximately 85%. Sunoco Logistics will maintain a controlling financial and voting interest in PEP and will operate all of the assets contributed to the joint venture. As such, PEP will be reflected as a consolidated subsidiary of Sunoco Logistics.

Results of Operations
Consolidated Results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$133	$127	$6	$461	$421	$40
Interstate transportation and storage	278	286	(8)	848	872	(24)
Midstream	314	315	(1)	875	977	(102)
Liquids transportation and services	240	195	45	687	518	169
Investment in Sunoco Logistics	312	289	23	906	836	70
Retail marketing	83	195	(112)	208	464	(256)
All other	30	93	(63)	187	266	(79)
Total	1,390	1,500	(110)	4,172	4,354	(182)
Depreciation, depletion and amortization	(503)	(471)	(32)	(1,469)	(1,451)	(18)
Interest expense, net	(345)	(333)	(12)	(981)	(979)	(2)
Losses on extinguishments of debt	—	(10)	10	—	(43)	43
Losses on interest rate derivatives	(28)	(64)	36	(179)	(14)	(165)
Non-cash unit-based compensation expense	(22)	(16)	(6)	(60)	(59)	(1)
Unrealized gains (losses) on commodity risk management activities	(15)	47	(62)	(96)	(72)	(24)
Inventory valuation adjustments	37	(134)	171	143	16	127
Adjusted EBITDA related to unconsolidated affiliates	(240)	(350)	110	(711)	(711)	—
Equity in earnings of unconsolidated affiliates	65	214	(149)	260	388	(128)
Impairment of investment in an unconsolidated affiliate	(308)	—	(308)	(308)	—	(308)
Other, net	43	32	11	84	51	33
Income before income tax (expense) benefit	74	415	(341)	855	1,480	(625)
Income tax (expense) benefit	64	(22)	86	131	20	111
Net income	$138	$393	$(255)	$986	$1,500	$(514)
See the detailed discussion of Segment Adjusted EBITDA and Segment Operating Results.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased for the three and nine months ended September 30, 2016 compared to the same periods last year primarily due to increases from assets recently placed in service, partially offset by decreases of $28 million and $172 million, respectively, related to the deconsolidation of Sunoco, LLC and the legacy Sunoco, Inc. retail business.
Losses on Interest Rate Derivatives. Losses on interest rate derivatives during the three and nine months ended September 30, 2016 and 2015 were primarily attributable to the impact on our forward starting swap locks from the downward shift in the forward LIBOR curve.
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

The three and nine months ended September 30, 2015 also reflected inventory valuation reserve adjustments of $4 million and $60 million, respectively, related to our retail marketing operations prior to our deconsolidation of these operations.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operation Results” below.
Impairment of Investment in an Unconsolidated Affiliate. During the three months ended September 30, 2016, the Partnership impaired its investment in MEP and recorded a non-cash impairment loss of $308 million based on commercial discussions with current and potential shippers on MEP regarding the outlook for long-term transportation contract rates.
Other, net. Includes amortization of regulatory assets and other income and expense amounts.
Income Tax (Expense) Benefit. For the three and nine months ended September 30, 2016 and 2015 compared to the same periods last year, the Partnership recorded lower income tax expense, or higher income tax benefit, primarily due to lower earnings among the Partnership’s consolidated corporate subsidiaries.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Equity in earnings (losses) of unconsolidated affiliates:
Citrus	$31	$29	$2	$80	$77	$3
FEP	12	14	(2)	38	41	(3)
PES	(26)	39	(65)	(25)	77	(102)
MEP	9	10	(1)	31	33	(2)
HPC	8	9	(1)	23	24	(1)
AmeriGas	(2)	(2)	—	15	2	13
Sunoco, LLC	—	(13)	13	—	(13)	13
Sunoco LP	16	117	(101)	54	117	(63)
Other	17	11	6	44	30	14
Total equity in earnings of unconsolidated affiliates	$65	$214	$(149)	$260	$388	$(128)

Adjusted EBITDA related to unconsolidated affiliates(1):
Citrus	$90	$88	$2	$251	$242	$9
FEP	19	19	—	56	56	—
PES	(19)	46	(65)	2	102	(100)
MEP	22	23	(1)	69	71	(2)
HPC	15	16	(1)	45	46	(1)
Sunoco, LLC	—	53	(53)	—	53	(53)
Sunoco LP	83	81	2	208	81	127
Other	30	24	6	80	60	20
Total Adjusted EBITDA related to unconsolidated affiliates	$240	$350	$(110)	$711	$711	$—

Distributions received from unconsolidated affiliates:
Citrus	$50	$65	$(15)	$112	$145	$(33)
FEP	17	19	(2)	47	51	(4)
AmeriGas	3	2	1	9	8	1
PES	—	15	(15)	—	36	(36)
MEP	17	20	(3)	56	60	(4)
HPC	13	14	(1)	38	41	(3)
Sunoco LP	36	—	36	102	—	102
Other	13	21	(8)	40	41	(1)
Total distributions received from unconsolidated affiliates	$149	$156	$(7)	$404	$382	$22

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

Intrastate Transportation and Storage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Natural gas transported (MMBtu/d)	8,088,132	8,308,105	(219,973)	8,171,539	8,594,960	(423,421)
Revenues	$758	$592	$166	$1,857	$1,747	$110
Cost of products sold	586	428	158	1,332	1,227	105
Gross margin	172	164	8	525	520	5
Unrealized (gains) losses on commodity risk management activities	(7)	(4)	(3)	24	(3)	27
Operating expenses, excluding non-cash compensation expense	(43)	(43)	—	(117)	(121)	4
Selling, general and administrative expenses, excluding non-cash compensation expense	(5)	(6)	1	(17)	(21)	4
Adjusted EBITDA related to unconsolidated affiliates	15	16	(1)	45	46	(1)
Other	1	—	1	1	—	1
Segment Adjusted EBITDA	$133	$127	$6	$461	$421	$40
Volumes. For the three and nine months ended September 30, 2016 compared to the same periods last year, transported volumes decreased primarily due to lower production volumes, primarily in the Barnett Shale region, partially offset by increased volumes related to significant new long-term transportation contracts.

Gross Margin. The components of our intrastate transportation and storage segment gross margin were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Transportation fees	$122	$123	$(1)	$381	$378	$3
Natural gas sales and other	26	21	5	81	72	9
Retained fuel revenues	14	16	(2)	34	46	(12)
Storage margin, including fees	10	4	6	29	24	5
Total gross margin	$172	$164	$8	$525	$520	$5
Segment Adjusted EBITDA. For the three months ended September 30, 2016 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impacts of the following:

•	a decrease of $1 million in transportation fees due to lower throughput volumes;

•
an increase of $6 million in natural gas sales (excluding changes in unrealized losses of $1 million) and other primarily due to higher realized gains from the buying and selling of gas along our system;

•	a decrease of $2 million from the sale of retained fuel primarily due to lower throughput volumes;

•
an increase of $2 million in storage margin (excluding net changes in unrealized amounts of $4 million related to fair value inventory adjustments and unrealized gains and losses on derivatives), as discussed below; and

•	a decrease of $1 million in general and administrative expenses due to lower insurance costs, as well as lower allocated overhead costs due to shared services cost savings.
Segment Adjusted EBITDA. For the nine months ended September 30, 2016 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impacts of the following:

•	an increase of $3 million in transportation fees despite lower throughput volumes, due to fees from renegotiated and newly initiated fixed fee contracts primarily on our Houston Pipeline system;

•	an increase of $14 million in natural gas sales (excluding changes in unrealized loss of $5 million) primarily due to higher realized gains from the buying and selling gas along our system;

•
a decrease of $9 million from the sale of retained fuel (excluding changes in unrealized losses of $3 million) primarily due to significantly lower market prices. The average spot price at the Houston Ship Channel location decreased 18% for the nine months ended September 30, 2016 compared to the same period last year;

•
an increase of $24 million in storage margin (excluding net changes in unrealized amounts of $19 million related to fair value inventory adjustments and unrealized gains and losses on derivatives), as discussed below;

•	a decrease of $4 million in operating expenses due to decreases in project related and office expenses; and

•	a decrease of $4 million in general and administrative expenses due to lower legal fees and insurance costs.

Storage margin was comprised of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Withdrawals from storage natural gas inventory (MMBtu)	11,547,500	—	11,547,500	33,205,000	15,782,500	17,422,500
Realized margin on natural gas inventory transactions	$(3)	$(4)	$1	$33	$8	$25
Fair value inventory adjustments	(4)	(16)	12	52	7	45
Unrealized gains (losses) on derivatives	12	19	(7)	(74)	(10)	(64)
Margin recognized on natural gas inventory, including related derivatives	5	(1)	6	11	5	6
Revenues from fee-based storage	5	5	—	18	19	(1)
Total storage margin	$10	$4	$6	$29	$24	$5
The changes in storage margin were primarily driven by the timing of withdrawals and sales of natural gas from our Bammel storage cavern.
Interstate Transportation and Storage

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Natural gas transported (MMBtu/d)	5,385,679	5,903,285	(517,606)	5,527,607	6,187,218	(659,611)
Natural gas sold (MMBtu/d)	19,478	19,171	307	19,398	16,894	2,504
Revenues	$236	$248	$(12)	$729	$767	$(38)
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(76)	(78)	2	(223)	(221)	(2)
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(13)	(14)	1	(36)	(43)	7
Adjusted EBITDA related to unconsolidated affiliates	131	130	1	376	369	7
Other	—	—	—	2	—	2
Segment Adjusted EBITDA	$278	$286	$(8)	$848	$872	$(24)
Volumes. For the three months ended September 30, 2016 compared to the same period last year, transported volumes decreased 346,817 MMBtu/d on the Trunkline pipeline primarily due to lower utilization resulting from lower customer demand, a decrease of 115,926 MMBtu/d on the Sea Robin pipeline due to reduced supply as a result of producer system maintenance and overall lower production, and a decrease of 107,178 MMBtu/d on the Transwestern pipeline due to lower customer demand in the West and San Juan areas, partially offset by opportunities in the Texas Intrastate markets.
Transported volumes for the nine months ended September 30, 2016 compared to the same period last year decreased 491,518 MMBtu/d on the Trunkline pipeline due to the transfer of one of the pipelines at Trunkline which was repurposed from natural gas service to crude oil service and lower utilization resulting from lower customer demand, and a decrease of 78,843 MMBtu/d on the Sea Robin pipeline due to reduced supply as a result of producer system maintenance and overall lower production.
Segment Adjusted EBITDA. For the three months ended September 30, 2016 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment decreased due to the net effect of the following:

•
a decrease of $9 million in revenues due to contract restructuring on the Tiger pipeline, a decrease of $6 million due to lower rates on the Panhandle, Trunkline and Transwestern pipelines due to weak spreads, and a decrease of $3 million on the Sea

Robin pipeline due to declines in production and third party maintenance. These decreases were partially offset by higher reservation revenues on the Transwestern pipeline of $4 million from a growth project and higher parking revenues of $2 million, primarily on the Panhandle pipeline; partially offset by

•	a decrease of $2 million in operating expenses primarily due to lower maintenance projects and lower allocated costs; and

•	a decrease of $1 million in selling, general and administrative expenses primarily due to insurance proceeds received in 2016 and lower allocated costs.
Segment Adjusted EBITDA. For the nine months ended September 30, 2016 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment decreased due to the net effects of the following:

•
a decrease of $17 million in revenues due to contract restructuring on the Tiger pipeline, a decrease of $14 million due to the transfer of one of the Trunkline pipelines which was repurposed from natural gas service to crude oil service, a decrease of $11 million due to the expiration of a transportation rate schedule on the Transwestern pipeline, a decrease of $10 million due to lower reservation revenues on the Panhandle and Trunkline pipelines from capacity sold at lower rates and lower sales of capacity in the Phoenix area on the Transwestern pipeline, and a decrease of $8 million on the Sea Robin pipeline due to declines in production and third party maintenance. These decreases were partially offset by higher reservation revenues on the Transwestern pipeline of $16 million from sales of capacity in the East and West, primarily associated with a growth project, and higher parking revenues of $8 million, primarily on the Panhandle and Trunkline pipelines; partially offset by

•
an increase of $2 million in overall operating expenses primarily due to the prior period credit and settlement of ad valorem taxes in 2015 of $5 million, partially offset by lower maintenance project costs of $2 million due to scope and level of activity; and

•
a decrease of $7 million in overall selling, general and administrative expenses primarily due to $4 million in lower allocated costs and $3 million associated with insurance proceeds and a refund of franchise taxes.

Midstream

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Gathered volumes (MMBtu/d)	9,675,003	10,384,106	(709,103)	9,853,502	9,957,494	(103,992)
NGLs produced (Bbls/d)	420,877	413,426	7,451	440,124	393,480	46,644
Equity NGLs (Bbls/d)	34,341	26,296	8,045	31,847	28,175	3,672
Revenues	$1,343	$1,379	$(36)	$3,765	$3,770	$(5)
Cost of products sold	867	915	(48)	2,415	2,423	(8)
Gross margin	476	464	12	1,350	1,347	3
Unrealized losses on commodity risk management activities	—	—	—	—	82	(82)
Operating expenses, excluding non-cash compensation expense	(153)	(148)	(5)	(453)	(433)	(20)
Selling, general and administrative expenses, excluding non-cash compensation expense	(17)	(9)	(8)	(42)	(36)	(6)
Adjusted EBITDA related to unconsolidated affiliates	7	6	1	19	14	5
Other	1	2	(1)	1	3	(2)
Segment Adjusted EBITDA	$314	$315	$(1)	$875	$977	$(102)
Volumes. Gathered volumes decreased during the three and nine months ended September 30, 2016 compared to the same periods last year primarily due to declines in the South Texas, North Texas, and Mid-Continent/Panhandle regions. NGL production increased for the three and nine months ended September 30, 2016 compared to the same periods last year due to increased gathering and processing capacities in the Permian and Cotton Valley regions, partially offset by declines in the South Texas, North Texas, and Mid-Continent/Panhandle regions.

Gross Margin. The components of our midstream segment gross margin were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Gathering and processing fee-based revenues	$393	$418	$(25)	$1,177	$1,182	$(5)
Non fee-based contracts and processing	83	46	37	173	165	8
Total gross margin	$476	$464	$12	$1,350	$1,347	$3
Segment Adjusted EBITDA. For the three months ended September 30, 2016 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment decreased due to the net effects of the following:

•
an increase of $27 million in non-fee based margin due to volume increases in the Permian region, partially offset by volume declines in the South Texas, North Texas, and Mid-Continent/Panhandle regions; and

•	an increase of $10 million in non-fee based margins due to higher crude oil and NGL prices; offset by

•
a decrease of $25 million in fee-based margin due to volume declines in the South Texas, North Texas, and Mid-Continent/Panhandle regions, partially offset by increased gathering and processing volumes in the Permian and Cotton Valley regions; and

•
an increase in general and administrative expenses of $8 million primarily due to an increase of $3 million in insurance allocation from corporate, a decrease of $3 million in capitalized overhead, and an increase of $2 million in legal expenses.

Segment Adjusted EBITDA. For the nine months ended September 30, 2016 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment decreased due to the net effects of the following:

•	a decrease of $14 million in non-fee based margins due to lower natural gas prices and a $18 million decrease in non-fee based margins due to lower crude oil and NGL prices;

•
a decrease of $5 million in fee-based margin due to volume declines in the South Texas, North Texas, and Mid-Continent/Panhandle regions, partially offset by increased gathering and processing volumes in the Permian and Cotton Valley regions;

•	a decrease in gross margin of $85 million due to lower benefit from settled derivatives used to hedge commodity margins; and

•
an increase in operating expenses of $20 million primarily due to the King Ranch acquisition in the second quarter of 2015 and assets recently placed in service in the Permian and Eagle Ford regions; partially offset by

•
an increase of $39 million in non-fee based margin due to volume increases in the Permian region, partially offset by volume declines in the South Texas, North Texas, and Mid-Continent/Panhandle regions.

Liquids Transportation and Services

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Liquids transportation volumes (Bbls/d)	647,018	509,894	137,124	612,815	486,041	126,774
NGL fractionation volumes (Bbls/d)	338,237	228,695	109,542	349,986	231,161	118,825
Revenues	$1,207	$858	$349	$3,236	$2,521	$715
Cost of products sold	927	615	312	2,438	1,882	556
Gross margin	280	243	37	798	639	159
Unrealized (gains) losses on commodity risk management activities	5	(4)	9	20	—	20
Operating expenses, excluding non-cash compensation expense	(43)	(40)	(3)	(121)	(114)	(7)
Selling, general and administrative expenses, excluding non-cash compensation expense	(2)	(4)	2	(12)	(12)	—
Adjusted EBITDA related to unconsolidated affiliates	—	—	—	2	5	(3)
Segment Adjusted EBITDA	$240	$195	$45	$687	$518	$169
Volumes. For the three and nine months ended September 30, 2016 compared to the same periods last year, NGL transportation volumes increased in all major producing regions, including the Permian, North Texas, Southeast Texas, Eagle Ford, and Louisiana. Our crude pipeline, originating in Nederland and delivering into Lake Charles, also began transporting volumes in April 2016, and transported approximately 69,000 Bbls/d and 42,000 Bbls/d during the three and nine months ended September 30, 2016, respectively.
Average daily fractionated volumes increased for the three and nine months ended September 30, 2016 compared to the same periods last year due to the ramp-up of our third 100,000 Bbls/d fractionator at Mont Belvieu, Texas, which was commissioned in late December 2015, as well as increased producer volumes, as mentioned above.
Gross Margin. The components of our liquids transportation and services segment gross margin were as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Transportation margin	$124	$109	$15	$355	$289	$66
Processing and fractionation margin	103	76	27	296	217	79
Storage margin	50	41	9	148	124	24
Other margin	3	17	(14)	(1)	9	(10)
Total gross margin	$280	$243	$37	$798	$639	$159
Segment Adjusted EBITDA. For the three and nine months ended September 30, 2016 compared to the same period last year, Segment Adjusted EBITDA related to our liquids transportation and services segment increased due to the net impacts of the following:

•	increases in transportation fees of $15 million and $66 million, respectively, primarily due to higher volumes transported out of the Permian and North Texas regions;

•
increases of $27 million and$79 million, respectively, in processing and fractionation margin (excluding changes in unrealized gains of $1 million for the three month period and unrealized losses of $2 million for the nine month period) primarily due to the ramp-up of our third 100,000 Bbls/d fractionator at Mont Belvieu, Texas, along with higher producer volumes, primarily from West Texas. Additionally, the three and nine months ended September 30, 2016 also reflect additional increases of $1 million and $19 million, respectively, from the commissioning of the Mariner South LPG export project during February 2015. Margin associated with our off-gas fractionator in Geismar, Louisiana decreased by $5 million for the nine months ended September 30, 2016 as NGL and olefin market prices decreased significantly for the comparable periods;

•
increases in storage margin of $9 million and $24 million, respectively, partially due to an increase in demand for leased storage capacity as a result of favorable market conditions, which increased fee-based storage revenues by $2 million and $7 million, respectively. The remainder of the storage margin increases were primarily due to increases in throughput fees, as shuttle volumes increased for the three and nine months ended September 30, 2016 by 9% and 24%, respectively;

•
a decrease of $6 million and an increase of $8 million, respectively, in other margin (excluding increases in unrealized losses of $9 million and $18 million, respectively) primarily due to fluctuating optimization opportunities at our Mont Belvieu facility; and

•	increases in operating expenses of $3 million and $7 million, respectively, primarily due to increased costs associated with our third fractionator at Mont Belvieu.
Investment in Sunoco Logistics

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Revenues	$2,189	$2,406	$(217)	$6,234	$8,181	$(1,947)
Cost of products sold	1,818	2,144	(326)	5,116	7,240	(2,124)
Gross margin	371	262	109	1,118	941	177
Unrealized (gains) losses on commodity risk management activities	16	(31)	47	33	(9)	42
Operating expenses, excluding non-cash compensation expense	(38)	(40)	2	(90)	(116)	26
Selling, general and administrative expenses, excluding non-cash compensation expense	(25)	(23)	(2)	(72)	(68)	(4)
Inventory valuation adjustments	(37)	103	(140)	(143)	44	(187)
Adjusted EBITDA related to unconsolidated affiliates	25	18	7	60	44	16
Segment Adjusted EBITDA	$312	$289	$23	$906	$836	$70
Segment Adjusted EBITDA. For the three months ended September 30, 2016 compared to the same period last year, Segment Adjusted EBITDA related to Sunoco Logistics increased due to the following:

•
an increase of $11 million from Sunoco Logistics’ NGLs operations, primarily attributable to increased volumes and fees from Sunoco Logistics’ Mariner NGLs projects of $23 million, which includes Sunoco Logistics’ NGLs pipelines and Marcus Hook and Nederland facilities; and

•
an increase of $26 million from Sunoco Logistics’ refined products operations, primarily due to improved operating results from Sunoco Logistics’ refined products pipelines of $11 million, which benefited from higher volumes on Sunoco Logistics’ Allegheny Access pipeline, and higher results from Sunoco Logistics’ refined products acquisition and marketing activities of $10 million. Improved contributions from joint venture interests of $3 million and Sunoco Logistics’ refined products terminals of $2 million also contributed to the increase; offset by

•
a decrease of $14 million from Sunoco Logistics’ crude oil operations, primarily due to lower operating results from Sunoco Logistics’ crude oil acquisition and marketing activities of $38 million, which includes transportation and storage fees related to Sunoco Logistics’ crude oil pipelines and terminal facilities, resulting from lower crude oil differentials compared to the prior year period. This decrease was partially offset by improved results from Sunoco Logistics’ crude oil pipelines of $21 million which benefited from the Delaware Basin Extension and Permian Longview and Louisiana Extension pipelines that commenced operations in the third quarter 2016. Higher contributions from joint venture interests of $4 million also contributed to the offset.

For the nine months ended September 30, 2016 compared to the same period last year, Segment Adjusted EBITDA related to Sunoco Logistics increased due to the net impacts of the following:

•
an increase of $63 million from Sunoco Logistics’ refined products operations, primarily due to improved operating results from Sunoco Logistics’ refined products pipelines of $29 million, which benefited from higher volumes on Sunoco Logistics’ Allegheny Access pipeline, and higher results from Sunoco Logistics’ refined products acquisition and marketing activities of $20 million. Higher earnings attributable to Sunoco Logistics’ refined products terminals of $7 million and improved contributions from joint venture interests of $7 million also contributed to the increase;

•
an increase of $6 million from Sunoco Logistics’ NGLs operations, primarily due to increased volumes and fees from Sunoco Logistics’ Mariner NGLs projects of $73 million, which includes Sunoco Logistics’ NGLs pipelines and Marcus Hook and Nederland facilities. These factors were largely offset by lower operating results from Sunoco Logistics’ NGLs acquisition and marketing activities of $66 million; and

•
an increase of $1 million from Sunoco Logistics’ crude oil operations, primarily due to improved results from Sunoco Logistics’ crude oil pipelines of $116 million which benefited from the Permian Express 2 pipeline that commenced operations in third quarter 2015 and the Delaware Basin Extension and Permian Longview and Louisiana Extension pipelines that commenced operations in the third quarter 2016. Higher results from Sunoco Logistics’ crude oil terminals of $20 million, largely related to Sunoco Logistics’ Nederland facility, and improved contributions from joint venture interests of $9 million also contributed to the increase. These positive factors were largely offset by a decrease in operating results from Sunoco Logistics’ crude oil acquisition and marketing activities of $140 million, which includes transportation and storage fees related to Sunoco Logistics’ crude oil pipelines and terminal facilities, due to lower crude oil differentials and decreased volumes.

Retail Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Revenues	$—	$1,363	$(1,363)	$—	$11,705	$(11,705)
Cost of products sold	—	1,149	(1,149)	—	10,519	(10,519)
Gross margin	—	214	(214)	—	1,186	(1,186)
Unrealized (gains) losses on commodity risk management activities	—	(1)	1	—	2	(2)
Operating expenses, excluding non-cash compensation expense	—	(149)	149	—	(701)	701
Selling, general and administrative expenses, excluding non-cash compensation expense	—	(8)	8	—	(99)	99
Inventory valuation adjustments	—	4	(4)	—	(60)	60
Adjusted EBITDA related to unconsolidated affiliates	83	135	(52)	208	136	72
Segment Adjusted EBITDA	$83	$195	$(112)	$208	$464	$(256)
Due to the transfer of the general partnership interest of Sunoco LP from ETP to ETE in 2015 and completion of the dropdown of remaining Retail Marketing interests from ETP to Sunoco LP in March 2016, the Partnership’s retail marketing segment has been deconsolidated, and the segment results now reflect an equity method investment in limited partnership units of Sunoco LP. As of September 30, 2016, the Partnership owns 43.5 million Sunoco LP common units, representing 45.6% of Sunoco LP’s total outstanding common units.

All Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Revenues	$956	$976	$(20)	$2,521	$2,439	$82
Cost of products sold	877	855	22	2,263	2,107	156
Gross margin	79	121	(42)	258	332	(74)
Unrealized (gains) losses on commodity risk management activities	1	(7)	8	19	—	19
Operating expenses, excluding non-cash compensation expense	(20)	(33)	13	(57)	(79)	22
Selling, general and administrative expenses, excluding non-cash compensation expense	(14)	(33)	19	(60)	(112)	52
Adjusted EBITDA related to unconsolidated affiliates	(20)	47	(67)	1	103	(102)
Other	23	23	—	71	71	—
Eliminations	(19)	(25)	6	(45)	(49)	4
Segment Adjusted EBITDA	$30	$93	$(63)	$187	$266	$(79)
Amounts reflected in our all other segment primarily include:

•	our natural gas marketing and compression operations;

•	a non-controlling interest in PES, comprising 33% of PES’ outstanding common units; and

•	our investment in Coal Handling, an entity that owns and operates end-user coal handling facilities.
For the three and nine months ended September 30, 2016 compared to the same periods last year, Segment Adjusted EBITDA related to our all other segment decreased primarily due to decreases of $65 million and $102 million, respectively, in Adjusted EBITDA related to our investment in PES. The three and nine months ended September 30, 2016 also reflected lower gross margin of $42 million and $74 million, respectively, and lower operating expenses of $13 million and $22 million, respectively, primarily resulting from a decrease in revenue-generating horsepower and lower project revenue from our compression operations and unfavorable results from our natural resources operations, as reflected above, as well as lower selling, general and administrative expenses resulting from a decrease in transaction-related expenses.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our ability to satisfy our obligations and pay distributions to our Unitholders will depend on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond management’s control.

We currently expect the following capital expenditures in 2016 to be within the following ranges:

	Growth		Maintenance
	Low	High	Low	High
Direct(1):
Intrastate transportation and storage(2)	$40	$50	$20	$25
Interstate transportation and storage(2)(3)	210	250	95	105
Midstream	1,225	1,275	100	110
Liquids transportation and services
NGL	875	900	20	25
Crude(2)(3)	300	325	—	—
All other (including eliminations)	90	100	40	45
Total direct capital expenditures	$2,740	$2,900	$275	$310

(1)	Direct capital expenditures exclude those funded by our publicly traded subsidiary.

(2)	Net of amounts forecasted to be financed at the asset level with non-recourse debt of approximately $1.17 billion.

(3)	Includes capital expenditures related to our proportionate ownership of the Bakken, Rover and Bayou Bridge pipeline projects.
We expect total direct growth capital expenditures of approximately $1.9 billion in 2017, net of amounts expected to be financed at the asset level.
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
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015. Cash provided by operating activities during 2016 was $2.47 billion compared to $1.99 billion for 2015 and net income was $986 million and $1.50 billion for 2016 and 2015, respectively. The difference between net income and cash provided by operating activities for the nine months ended September 30, 2016 primarily consisted of net changes in operating assets and liabilities of $172 million and non-cash items totaling $1.03 billion.
The non-cash activity in 2016 and 2015 consisted primarily of depreciation, depletion and amortization of $1.47 billion and $1.45 billion, respectively, non-cash compensation expense of $60 million and $59 million, respectively, and equity in earnings of unconsolidated affiliates of $260 million and $388 million, respectively. Non-cash activity in 2016 also included deferred income taxes of $154 million, impairment of investment in an unconsolidated affiliate of $308 million and inventory valuation adjustments of $143 million.
Cash paid for interest, net of interest capitalized, was $1.10 billion and $1.08 billion for the nine months ended September 30, 2016 and 2015, respectively.
Capitalized interest was $148 million and $108 million for the nine months ended September 30, 2016 and 2015, respectively.
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
Nine months ended September 30, 2016 compared to nine months ended September 30, 2015. Cash provided by investing activities during 2016 was $3.64 billion compared to cash used in investing activities of $5.15 billion for 2015. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2016 were $5.74 billion. This compares to total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2015 of $6.50 billion. Additional detail related to our capital expenditures is provided in the table below. During 2016, we received $2.20 billion in cash related to the contribution of our Sunoco, Inc. retail business to Sunoco LP. During 2015, we received $980 million in cash related to the Bakken Pipeline Transaction and paid $604 million in cash for all other acquisitions.
The following is a summary of capital expenditures (net of contributions in aid of construction costs) for the nine months ended September 30, 2016:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Direct(1):
Intrastate transportation and storage	$34	$11	$45
Interstate transportation and storage(2)	138	55	193
Midstream	868	82	950
Liquids transportation and services(2)	1,460	14	1,474
All other (including eliminations)	66	32	98
Total direct capital expenditures	2,566	194	2,760
Indirect(1):
Investment in Sunoco Logistics	1,237	40	1,277
Total capital expenditures	$3,803	$234	$4,037

(1)	Indirect capital expenditures comprise those funded by our publicly traded subsidiary; all other capital expenditures are reflected as direct capital expenditures.

(2)
Includes capital expenditures related to the Bakken, Rover and Bayou Bridge pipeline projects, which includes $268 million related to Sunoco Logistics’ proportionate ownership in the Bakken and Bayou Bridge pipeline projects.

Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures. Distributions to partners increased between the periods as a result of increases in the number of Common Units outstanding.

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015. Cash used in financing activities during 2016 was $1.03 billion compared to cashed provided by financing activities of $3.35 billion for 2015. In 2016 and 2015, we received net proceeds from Common Unit offerings of $794 million and $1.03 billion, respectively. In 2016 and 2015, our subsidiaries received $1.31 billion and $1.27 billion, respectively, in net proceeds from the issuance of common units. During 2016, we had a net increase in our debt level of $1.76 billion compared to a net increase of $3.19 billion for 2015. We have paid distributions of $2.67 billion to our partners in 2016 compared to $2.25 billion in 2015. We have also paid distributions of $334 million to noncontrolling interests in 2016 compared to $247 million in 2015. In addition, we have received capital contributions of $187 million in cash from noncontrolling interests in 2016 compared to $583 million in 2015.
Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	September 30, 2016	December 31, 2015
ETP Senior Notes	$19,439	$19,439
Transwestern Senior Notes	782	782
Panhandle Senior Notes	1,085	1,085
Sunoco, Inc. Senior Notes	465	465
Sunoco Logistics Senior Notes	5,350	4,975
Bakken Term Note	1,100	—
Revolving credit facilities and commercial paper:
ETP $3.75 billion Revolving Credit Facility due November 2019 (1)	1,584	1,362
Sunoco Logistics $2.50 billion Revolving Credit Facility due March 2020 (2)	622	562
Other long-term debt	32	32
Unamortized premiums, net of discounts and fair value adjustments	126	158
Deferred debt issuance costs	(187)	(181)
Total debt	30,398	28,679
Less: Current maturities of long-term debt	1,216	126
Long-term debt, less current maturities	$29,182	$28,553
(1)    Includes $208 million of commercial paper outstanding at September 30, 2016.
(2)    Includes $140 million of commercial paper product outstanding at September 30, 2016.
Credit Facilities and Commercial Paper
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $3.75 billion and expires in November 2019. The indebtedness under the ETP Credit Facility is unsecured, is not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. In September 2016, the Partnership initiated a commercial paper program under the borrowing limits established by the $3.75 billion ETP Credit Facility. As of September 30, 2016, the ETP Credit Facility had $1.58 billion of outstanding borrowings, which included $208 million of commercial paper.
Sunoco Logistics Credit Facilities
Sunoco Logistics maintains a $2.50 billion unsecured revolving credit agreement (the “Sunoco Logistics Credit Facility”), which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $3.25 billion under certain conditions. As of September 30, 2016, the Sunoco Logistics Credit Facility had $622 million of outstanding borrowings, which included $140 million of commercial paper.
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
Bakken Financing
In August 2016, ETP, Sunoco Logistics and Phillips 66 announced the completion of the project-level financing of the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline”). The $2.50 billion credit facility is anticipated to provide substantially all of the remaining capital necessary to complete the projects. As of September 30, 2016, $1.10 billion was outstanding under this credit facility.
Covenants Related to Our Credit Agreements
We were in compliance with all requirements, tests, limitations, and covenants related to our credit agreements as of September 30, 2016.
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
Following are distributions declared and/or paid by us subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 8, 2016	February 16, 2016	$1.0550
March 31, 2016	May 6, 2016	May 16, 2016	1.0550
June 30, 2016	August 8, 2016	August 15, 2016	1.0550
September 30, 2016	November 7, 2016	November 14, 2016	1.0550
The total amounts of distributions declared for the periods presented (all from Available Cash from our operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2016	2015
Common Units held by public(1)	$1,607	$1,458
Common Units held by ETE	8	51
Class H Units held by ETE	263	186
General Partner interest held by ETE	24	23
Incentive distributions held by ETE	1,012	937
IDR relinquishments net of Class I Unit distributions	(271)	(83)
Total distributions declared to the partners of ETP	$2,643	$2,572

(1)	Reflects the impact from Common Units issued in the Regency Merger.

In July 2016, ETE agreed to relinquish an aggregate amount of $720 million in incentive distributions commencing with the quarter ended June 30, 2016 and ending with the quarter ending December 31, 2017, including a relinquishment of $85 million for the quarter ended September 30, 2016. In connection with the PennTex acquisition in November 2016, discussed in Note 2, ETE has agreed to a perpetual waiver of incentive distributions in the amount of $33 million annually.
ETE has also previously agreed to relinquish additional incentive distributions. In the aggregate, including relinquishment agreed to in July and November 2016, ETE has agreed to relinquish its right to the following amounts of incentive distributions in future periods, including distributions on Class I Units.

Total Year
2016 (remainder)	$138
2017	626
2018	138
2019	128
Each year beyond 2019	33
Cash Distributions Paid by Sunoco Logistics
Sunoco Logistics is required by its partnership agreement to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by its general partner.
Following are distributions declared and/or paid by Sunoco Logistics subsequent to December 31, 2015:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2015	February 8, 2016	February 12, 2016	$0.4790
March 31, 2016	May 9, 2016	May 13, 2016	0.4890
June 30, 2016	August 8, 2016	August 12, 2016	0.5000
September 30, 2016	November 9, 2016	November 14, 2016	0.5100
In connection with the acquisition from Vitol, Sunoco Logistics’ general partner executed an amendment to its partnership agreement in September 2016 which provides for a reduction to the incentive distributions paid by Sunoco Logistics. The reductions will total $60 million over a two-year period, recognized ratably over eight quarters, beginning with the third quarter 2016 cash distribution. The incentive distribution reduction will reduce the incentive distributions that ETP receives from Sunoco Logistics, as well as the amount of distributions that ETP pays on its Class H units.
The total amounts of Sunoco Logistics distributions declared for the periods presented were as follows (all from Available Cash from Sunoco Logistics’ operating surplus and are shown in the period with respect to which they relate):

	Nine Months Ended September 30,
	2016	2015
Limited Partners:
Common units held by public	$353	$245
Common units held by ETP	100	88
General Partner interest held by ETP	11	9
Incentive distributions held by ETP	289	198
IDR reduction	(8)	—
Total distributions declared	$745	$540
Cash Distributions Paid by PennTex
PennTex is required by its partnership agreement to distribute a minimum quarterly distribution of $0.2750 per unit at the end of each quarter. For the three months ended September 30, 2016, PennTex declared a quarterly distribution of $0.2950 per unit to be paid on November 14, 2016 to unitholders of record as of November 7, 2016.

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

	September 30, 2016			December 31, 2015
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	1,262,500	$—	$—	(602,500)	$(1)	$—
Basis Swaps IFERC/NYMEX(1)	60,102,500	—	—	(31,240,000)	(1)	—
Power (Megawatt):
Forwards	419,824	2	1	357,092	—	2
Futures	99,247	—	—	(109,791)	2	—
Options – Puts	(536,400)	1	—	260,534	—	—
Options – Calls	1,080,400	(2)	2	1,300,647	—	3
Crude (Bbls):
Futures	(656,000)	—	5	(591,000)	4	3
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	4,762,500	1	—	(6,522,500)	—	—
Swing Swaps IFERC	13,072,500	—	2	71,340,000	(1)	—
Fixed Swaps/Futures	(35,962,500)	—	11	(14,380,000)	(1)	5
Forward Physical Contracts	(6,834,328)	1	2	21,922,484	4	5
Natural Gas Liquid (Bbls) – Forwards/Swaps	(13,519,200)	(29)	42	(8,146,800)	10	13
Refined Products (Bbls) – Futures	(1,970,000)	(9)	20	(993,000)	9	5
Corn (Bushels) – Futures	—	—	—	1,185,000	—	1
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(30,620,000)	(1)	—	(37,555,000)	—	—
Fixed Swaps/Futures	(30,620,000)	(12)	10	(37,555,000)	73	9

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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
Interest Rate Risk
As of September 30, 2016, we had $3.86 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $39 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes our interest rate swaps outstanding (dollars in millions), none of which are designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		September 30, 2016	December 31, 2015
July 2016(2)(4)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	$—	$200
July 2017(3)(4)	Forward-starting to pay a fixed rate of 3.90% and receive a floating rate	500	300
July 2018(3)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	200
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300
July 2019(3)	Forward-starting to pay a fixed rate of 3.25% and receive a floating rate	200	200

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 10 and 30 years with a mandatory termination date the same as the effective date.

(3)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.

(4)
ETP previously had outstanding forward starting interest rate swaps, which were scheduled to expire in July 2016, with a total notional value of $200 million.  In June 2016, ETP extended the expiration of those swaps to July 2017.

A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $253 million as of September 30, 2016. For the $1.50 billion of interest rate swaps whereby we pay a floating rate and receive a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $43 million. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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

Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2016 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)–15(f) or Rule 15d–15(f) of the Exchange Act) during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Form 10-K for the year ended December 31, 2015 and Note 10 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer Partners, L.P. and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
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
For our midstream segment, we generally analyze gross margin based on fee-based margin (which includes revenues from processing fee arrangements) and non fee-based margin (which includes gross margin earned on percent-of-proceeds and keep-whole arrangements). For the nine months ended September 30, 2016 and 2015, gross margin from our midstream segment totaled $1.35 billion of which fee-based revenues constituted 87% and 88%, respectively, and non fee-based margin constituted 13% and 12%, respectively. For the years ended December 31, 2015 and 2014, gross margin from our midstream segment totaled $1.81 billion and $1.93 billion, respectively, of which fee-based revenues constituted 86% and 66%, respectively, and non fee-based margin constituted 14% and 34%, respectively. The amount of gross margin earned by our midstream segment from fee-based and non fee-based arrangements (individually and as a percentage of total revenues) will be impacted by the volumes associated with both types of arrangements, as well as commodity prices; therefore, the dollar amounts and the relative magnitude of gross margin from fee-based and non fee-based arrangements in future periods may be significantly different from results reported in previous periods.
Protests and legal actions against our Dakota Access pipeline project have caused construction delays and may further delay the completion of the pipeline project.
During the summer of 2016, individuals affiliated with, or sympathetic to, the Standing Rock Sioux Native American tribe (the “SRST”) began gathering near a construction site on our Dakota Access pipeline project in North Dakota to protest the development of the pipeline project. Some of the protesters eventually trespassed on to the construction site, tampered with equipment, and disrupted construction activity at the site.  At this time, we are working with the various authorities to mitigate this unlawful protest. Dakota Access has the necessary permits and approvals to perform all work on the pipeline project, other than a small area under dispute as described below. In response to the protests, Dakota Access filed a lawsuit in federal court in North Dakota to restrain protestors from disrupting construction and also requested a temporary restraining order (“TRO”) against the Chairman of the SRST and the protestors. The U.S. District Court granted Dakota Access’s request for a TRO, and the defendants filed a motion to dismiss the case and dissolve the TRO. The Court later granted the defendants’ motions to dissolve the TRO. Dakota Access filed a response to the defendant’s motion to dismiss, and the Court has yet to rule. At this time, we cannot determine how long the protest will continue, how the legal action will be resolved, or the impact both may have on construction time. Additional protests or legal actions may arise in connection with our Dakota Access project or other projects. Trespass on to construction sites or our physical facilities, or other disruptions, could result in further damage to our assets, safety incidents, potential liability or project delays.
In July 2016, the U.S. Army Corps of Engineers (“USACE”) issued permits to Dakota Access consistent with environmental and historic preservation statutes for the pipeline to make two crossings of the Missouri River in North Dakota, including a crossing of the Missouri River at Lake Oahe. The USACE has also issued an easement to allow the crossing of land owned by the USACE adjacent to the Missouri River at one location, but has not issued an easement to allow the crossing of land owned by the USACE adjacent to Lake Oahe. The SRST filed a lawsuit in the U.S. District Court for the District of Columbia against the USACE challenging the legality of the permits issued for the construction of the Dakota Access pipeline across those waterways and claiming violations of the National Historic Preservation Act (“NHPA”). The SRST also sought a preliminary injunction to rescind the USACE permits while the case is pending. Dakota Access’ moved to intervene in the case and that motion was granted by the Court. The SRST has also sought an emergency TRO to stop construction on the pipeline project. After a hearing on the TRO, the parties agreed to voluntarily stop construction in the relevant geographic area until the Court ruled on the preliminary injunction. Three days later, on September 9, 2016, the Court denied SRST’s motion for a preliminary injunction. After that decision, the Department of the Army, the Department of Justice, and the Department of the Interior released a joint statement stating that the USACE would not grant the easement for the land adjacent to Lake Oahe until the federal departments completed a review of the SRST’s claims in its lawsuit with respect to the USACE’s compliance with certain federal statutes in connection with its activities related to the granting of the permits. The SRST appealed the denial of the preliminary injunction to the U.S. Court of Appeals for the D.C. Circuit and filed an emergency motion for an injunction pending the appeal to the U.S. District Court. The U.S. District Court denied SRST’s emergency motion for an injunction pending the appeal. The SRST filed an amended complaint and added claims based on treaties between the tribes and the United States and statues governing the use of government property. The appeal of the U.S. District Court’s September 9th denial of the SRST’s preliminary injunction is still pending.
In addition, the Cheyenne River Sioux and Yankton Sioux tribes have filed related lawsuits in an effort to prevent construction of the Dakota Access pipeline project.
While we believe that the review process by the federal departments has been completed and that the easement for the land adjacent to Lake Oahe will be granted in a timely manner, we cannot assure this outcome. Any significant delay in receiving this easement will delay the receipt of revenue from this project. In addition, any action or inaction by the federal departments may increase the cost of construction of the pipeline. We cannot determine when or how these lawsuits will be resolved or the impact they may have on the Dakota Access project.

ITEM 6. EXHIBITS
The exhibits listed below are filed or furnished, as indicated, as part of this report:

Exhibit Number	Description
2.1
Contribution Agreement, dated October 24, 2016 by and among Energy Transfer Partners, L.P. and NGP X US Holdings, LP, PennTex Midstream Partners, LLC, MRD Midstream LLC, WHR Midstream LLC and certain individual investors and managers named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed October 25, 2016).

2.2*	Membership Interest Purchase Agreement, dated as of August 2, 2016, by and between Bakken Holdings Company LLC and MarEn Bakken Company LLC.
3.1
Amendment No. 13 to the Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P., dated July 27, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed August 2, 2016).

10.1
Form of Commercial Paper Dealer Agreement between Energy Transfer Partners, L.P., as Issuer, and the Dealer party thereto (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed August 22, 2016).

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

ENERGY TRANSFER PARTNERS, L.P.

		By:	Energy Transfer Partners GP, L.P.,
its General Partner

		By:	Energy Transfer Partners, L.L.C.,
its General Partner

Date:	November 9, 2016	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Senior Vice President, Controller and Principal Accounting Officer (duly authorized to sign on behalf of the registrant)