Form 10-K
period 2016-12-31
Energy Transfer Partners, L.P.
filed 2017-02-24
CIK 1012569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Yes          ☒          No          ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes          ☐          No          ☒
The aggregate market value as of June 30, 2016, of the registrant’s Common Units held by non-affiliates of the registrant, based on the reported closing price of such Common Units on the New York Stock Exchange on such date, was $19.00 billion. Common Units held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Units have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
At February 17, 2017, the registrant had 551,551,441 Common Units outstanding.
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

Citrus	Citrus, LLC

Coal Handling	Coal Handling Solutions LLC, Kingsport Handling LLC, and Kingsport Services LLC, now known as Materials Handling Solutions LLC

CrossCountry	CrossCountry Energy, LLC

DOE	U.S. Department of Energy

DOT	U.S. Department of Transportation

Eagle Rock	Eagle Rock Energy Partners, L.P.

ELG	Edwards Lime Gathering LLC

EPA	U.S. Environmental Protection Agency

ETC FEP	ETC Fayetteville Express Pipeline, LLC

ETC MEP	ETC Midcontinent Express Pipeline, L.L.C.

ETC OLP	La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company

ETC Tiger	ETC Tiger Pipeline, LLC

ETE	Energy Transfer Equity, L.P., a publicly traded partnership and the owner of ETP LLC

ETE Holdings	ETE Common Holdings, LLC, a wholly-owned subsidiary of ETE

ET Interstate	Energy Transfer Interstate Holdings, LLC

ET Rover	ET Rover Pipeline LLC

ETP Credit Facility	ETP’s $3.75 billion revolving credit facility

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETP

ETP Holdco	ETP Holdco Corporation

ETP LLC	Energy Transfer Partners, L.L.C., the general partner of ETP GP

Exchange Act	Securities Exchange Act of 1934

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC

GAAP	accounting principles generally accepted in the United States of America

Gulf States	Gulf States Transmission LLC

HPC	RIGS Haynesville Partnership Co. and its wholly-owned subsidiary, Regency Intrastate Gas LP

HOLP	Heritage Operating, L.P.

Hoover Energy	Hoover Energy Partners, LP

IDRs	incentive distribution rights

KMI	Kinder Morgan Inc.

Lake Charles LNG	Lake Charles LNG Company, LLC (previously named Trunkline LNG Company, LLC), a subsidiary of ETE

LCL	Lake Charles LNG Export Company, LLC

LIBOR	London Interbank Offered Rate

LNG	liquefied natural gas

Lone Star	Lone Star NGL LLC

LPG	liquefied petroleum gas

MACS	Mid-Atlantic Convenience Stores, LLC

MEP	Midcontinent Express Pipeline LLC

Mi Vida JV	Mi Vida JV LLC

MMBtu	million British thermal units

MMcf	million cubic feet

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

NYSE	New York Stock Exchange

ORS	Ohio River System LLC

OSHA	federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP and its subsidiaries

PCBs	polychlorinated biphenyls

PennTex	PennTex Midstream Partners, LP

PES	Philadelphia Energy Solutions

PHMSA	Pipeline Hazardous Materials Safety Administration

Preferred Units	ETP Series A cumulative convertible preferred units

PVR	PVR Partners, L.P.

Ranch JV	Ranch Westex JV LLC

Regency	Regency Energy Partners LP

Retail Holdings	ETP Retail Holdings, LLC, a joint venture between subsidiaries of ETC OLP and Sunoco, Inc.

RIGS	Regency Intrastate Gas System

Sea Robin	Sea Robin Pipeline Company, LLC, a subsidiary of Panhandle

SEC	Securities and Exchange Commission

Southern Union	Southern Union Company

Southwest Gas	Pan Gas Storage, LLC

Sunoco GP	Sunoco GP LLC, the general partner of Sunoco LP

Sunoco Logistics	Sunoco Logistics Partners L.P.

Sunoco LP	Sunoco LP (previously named Susser Petroleum Partners, LP)

Sunoco Partners	Sunoco Partners LLC, the general partner of Sunoco Logistics

Susser	Susser Holdings Corporation

Transwestern	Transwestern Pipeline Company, LLC

TRRC	Texas Railroad Commission

Trunkline	Trunkline Gas Company, LLC, a subsidiary of Panhandle
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

PART I
ITEM 1.  BUSINESS
Pending Merger with Sunoco Logistics
In November 2016, ETP and Sunoco Logistics entered into a merger agreement providing for the acquisition of ETP by Sunoco Logistics in a unit-for-unit transaction. Under the terms of the transaction, ETP unitholders will receive 1.5 common units of Sunoco Logistics for each common unit of ETP they own. Under the terms of the merger agreement, Sunoco Logistics’ general partner will be merged with and into ETP GP, with ETP GP surviving as an indirect wholly-owned subsidiary of ETE. The transaction is expected to close in April 2017.
Overview
We (Energy Transfer Partners, L.P., a Delaware limited partnership, “ETP” or the “Partnership”) are one of the largest publicly traded master limited partnerships in the United States in terms of equity market capitalization (approximately $20.97 billion as of January 31, 2017). We are managed by our general partner, Energy Transfer Partners GP, L.P. (our “General Partner” or “ETP GP”), and ETP GP is managed by its general partner, Energy Transfer Partners, L.L.C. (“ETP LLC”), which is owned by Energy Transfer Equity, L.P., another publicly traded master limited partnership (“ETE”). The primary activities in which we are engaged, all of which are in the United States, and the operating subsidiaries (collectively referred to as the “Operating Companies”) through which we conduct those activities are as follows:

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

•	Liquids operations, including NGL transportation, storage and fractionation services.

•	Crude oil, NGLs and refined product transportation, terminalling services and acquisition and marketing activities through Sunoco Logistics.

The following chart summarizes our organizational structure as of December 31, 2016. For simplicity, certain immaterial entities and ownership interest have not been depicted.

Unless the context requires otherwise, the Partnership, the Operating Companies, and their subsidiaries are collectively referred to in this report as “we,” “us,” “ETP,” “Energy Transfer” or “the Partnership.”

Significant Achievements in 2016 and Beyond
Strategic Transactions
Our significant strategic transactions in 2016 and beyond included the following, as discussed in more detail herein:

•
On November 1, 2016, ETP acquired certain interests in PennTex from various parties for total consideration of approximately $627 million in ETP units and cash. Through this transaction, ETP acquired a controlling financial interest in PennTex, whose assets complement ETP’s existing midstream footprint in northern Louisiana.

•
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

•
In February 2017, Sunoco Logistics formed Permian Express Partners LLC ("PEP"), a strategic joint venture, with ExxonMobil Corp. Sunoco Logistics contributed its Permian Express 1, Permian Express 2 and Permian Longview and Louisiana Access pipelines. ExxonMobil Corp. contributed its Longview to Louisiana and Pegasus pipelines; Hawkins gathering system; an idle pipeline in southern Oklahoma; and its Patoka, Illinois terminal. Sunoco Logistics’ ownership percentage is approximately 85%. Upon commencement of operations on the Bakken Pipeline, Sunoco Logistics will contribute its investment in the project, with a corresponding increase in its ownership percentage in PEP. Sunoco Logistics maintains a controlling financial and voting interest in PEP and is the operator of all of the assets. As such, PEP will be reflected as a consolidated subsidiary of Sunoco Logistics. ExxonMobil Corp.’s interest will be reflected as noncontrolling interest in Sunoco Logistics’ consolidated balance sheet.

•
On August 2, 2016, Bakken Holdings Company LLC, an entity in which ETP indirectly owns a 60% membership interest and Sunoco Logistics indirectly owns a 40% membership interest, agreed to sell a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by Marathon Petroleum Corporation and Enbridge Energy Partners, L.P. for $2.00 billion in cash. This transaction closed in February 2017. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access, LLC (“Dakota Access”) and Energy Transfer Crude Oil Company, LLC (“ETCO”). The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. ETP will continue to consolidate Dakota Access and ETCO subsequent to this transaction. Upon closing, ETP and Sunoco Logistics collectively own a 38.25% interest in the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the "Bakken Pipeline"), and MarEn Bakken Company owns 36.75% and Phillips 66 owns 25.00% in the Bakken Pipeline.

•
In August 2016, ETP, Sunoco Logistics and Phillips 66 announced the completion of the project-level financing of the Bakken Pipeline. The $2.50 billion credit facility is anticipated to provide substantially all of the remaining capital necessary to complete the projects. As of December 31, 2016, $1.10 billion was outstanding under this credit facility.

•
In March 2016, ETP contributed to Sunoco LP its remaining 68.42% interest in Sunoco, LLC and 100% interest in the legacy Sunoco, Inc. retail business for $2.23 billion. Sunoco LP paid $2.20 billion in cash, including a working capital adjustment and issued 5.7 million Sunoco LP common units to Retail Holdings, a wholly-owned subsidiary of the Partnership. The transaction was effective January 1, 2016. In connection with this transaction, the Partnership deconsolidated the legacy Sunoco, Inc. retail business, including goodwill of $1.29 billion and intangible assets of $294 million. The results of Sunoco, LLC and the legacy Sunoco, Inc. retail business’ operations have not been presented as discontinued operations and Sunoco, Inc.’s retail business assets and liabilities have not been presented as held for sale in the Partnership’s consolidated financial statements.

Significant Organic Growth Projects
Our significant announced organic growth projects in 2016 included the following, as discussed in more detail herein:

•
In April 2016, Bayou Bridge Pipeline, LLC (“Bayou Bridge”), a joint venture among ETP, Sunoco Logistics and Phillips 66 Partners LP, began commercial operations on the 30-inch segment of the pipeline from Nederland, Texas to Lake Charles, Louisiana. ETP and Sunoco Logistics each hold a 30% interest in the entity and Sunoco Logistics is the operator of the system.

•
In February 2017, ETP announced that the Federal Energy Regulatory Commission (“FERC”) approved Rover Pipeline LLC’s (“Rover”) application to construct and operate the Rover Pipeline project, allowing Rover to move forward with its targeted in-service goals of July 2017 for Phase I and November 2017 for Phase II.

•
On February 8, 2017, ETP announced that Dakota Access, LLC had received an easement from the U.S. Army Corps of Engineers (“Army Corps”) to construct a pipeline across land owned by the Army Corps on both sides of Lake Oahe in North Dakota. With the receipt of the easement, ETP expects to commence commercial operations on the Dakota Access Pipeline and the adjoining Energy Transfer Crude Oil Pipeline (collectively, the “Bakken Pipeline”) in the second quarter of 2017. In addition, the previously announced project financing for the Bakken Pipeline and the sale of a 36.75% interest in the Bakken Pipeline were completed in February 2017.

•	In January 2017, the previously announced Comanche Trail Pipeline, which transports natural gas from the Permian Basin to Mexico, was placed into service.
Segment Overview
See Note 15 to our consolidated financial statements for additional financial information about our segments.
Intrastate Transportation and Storage Segment
Natural gas transportation pipelines receive natural gas from other mainline transportation pipelines, storage facilities and gathering systems and deliver the natural gas to industrial end-users, storage facilities, utilities and other pipelines. Through our intrastate transportation and storage segment, we own and operate approximately 7,900 miles of natural gas transportation pipelines with approximately 15.2 Bcf/d of transportation capacity and three natural gas storage facilities located in the state of Texas. We also own a 49.99% general partner interest in RIGS, a 450-mile intrastate pipeline that delivers natural gas from northwest Louisiana to downstream pipelines and markets.
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
Interstate Transportation and Storage Segment
Natural gas transportation pipelines receive natural gas from other mainline transportation pipelines, storage facilities and gathering systems and deliver the natural gas to industrial end-users, storage facilities, utilities and other pipelines. Through our interstate transportation and storage segment, we directly own and operate approximately 11,800 miles of interstate natural gas pipelines with approximately 10.3 Bcf/d of transportation capacity and have a 50% interest in the joint venture that owns the 185-mile Fayetteville Express pipeline and the 500-mile Midcontinent Express pipeline. ETP also owns a 50% interest in Citrus, which owns 100% of FGT, an approximately 5,325 mile pipeline system that extends from South Texas through the Gulf Coast to south Florida.
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
Through our midstream segment, we own and operate natural gas and NGL gathering pipelines, natural gas processing plants, natural gas treating facilities and natural gas conditioning facilities with an aggregate processing, treating and conditioning capacity of approximately 12.3 Bcf/d. Our midstream segment focuses on the gathering, compression, treating, blending, and processing, and our operations are currently concentrated in major producing basins and shales, including the Austin Chalk trend and Eagle Ford Shale in South and Southeast Texas, the Permian Basin in West Texas and New Mexico, the Barnett Shale and Woodford Shale in North Texas, the Bossier Sands in East Texas, the Marcellus Shale in West Virginia and Pennsylvania, the Haynesville Shale in East Texas and Louisiana, and the Cotton Valley Shale in Louisiana. Many of our midstream assets are integrated with our intrastate transportation and storage assets.
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

Liquids Transportation and Services Segment
Liquids transportation pipelines transport mixed NGLs and other hydrocarbons from natural gas processing facilities to fractionation plants and storage facilities. NGL storage facilities are used for the storage of mixed NGLs, NGL products and petrochemical products owned by third parties in storage tanks and underground wells, which allow for the injection and withdrawal of such products at various times of the year to meet demand cycles. NGL fractionators separate mixed NGL streams into purity products, such as ethane, propane, normal butane, isobutane and natural gasoline.
Our liquids transportation and services segment includes approximately 1,400 miles of NGL pipelines with an aggregate transportation capacity of approximately 1.5 million Bbls/d, five NGL and propane fractionation facilities with an aggregate capacity of 545,000 Bbls/d and NGL storage facilities with aggregate working storage capacity of approximately 53 million Bbls. Four of our NGL and propane fractionation facilities and 50 million Bbls of our NGL storage capacity are located at Mont Belvieu, Texas, one NGL fractionation facility is located in Geismar, Louisiana, and the segment has 3 million Bbls of salt dome storage capacity near Hattiesburg, Mississippi. The NGL pipelines primarily transport NGLs from the Permian and Delaware basins and the Barnett and Eagle Ford Shales to Mont Belvieu. In addition, we own and operate the 82-mile Rio Bravo crude oil pipeline.
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
NGL storage revenues are derived from base storage fees and throughput fees. Base storage fees are firm take-or-pay contracts on the volume of capacity reserved, regardless of the capacity actually used. Throughput fees are charged for providing ancillary services, including receipt and delivery and custody transfer fees.
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
Investment in Sunoco Logistics Segment
The Partnership’s interests in Sunoco Logistics consist of 67.1 million Sunoco Logistics common units and 9.4 million Sunoco Logistics Class B Units, collectively representing 23% of the limited partner interests in Sunoco Logistics as of December 31, 2016. The Partnership also owns a 99.9% interest in Sunoco Partners LLC, the entity that owns the general partner interest and IDRs in Sunoco Logistics. Because the Partnership controls Sunoco Logistics through its ownership of the general partner, the operations of Sunoco Logistics are consolidated into the Partnership. These operations are reflected by the Partnership in the investment in Sunoco Logistics segment.
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
Sunoco Logistics’ crude oil operations provides transportation, terminalling and acquisition and marketing services to crude oil markets throughout the southwest, midwest and northeastern United States. Included within the operations are approximately 6,100 miles of crude oil trunk and gathering pipelines in the southwest and midwest United States and equity ownership interests in two crude oil pipelines. Sunoco Logistics’ crude oil terminalling services operate with an aggregate storage capacity of approximately 33 million barrels, including approximately 26 million barrels at its Gulf Coast terminal in Nederland, Texas and approximately 3 million barrels at its Fort Mifflin terminal complex in Pennsylvania. Sunoco Logistics’ crude oil acquisition and marketing activities utilize its pipeline and terminal assets, its proprietary fleet crude oil tractor trailers and truck unloading facilities, as well as third-party assets, to service crude oil markets principally in the mid-continent United States.
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
Sunoco Logistics’ refined products operations provides transportation and terminalling services, through the use of approximately 1,800 miles of refined products pipelines and approximately 40 active refined products marketing terminals. Sunoco Logistics’ marketing terminals are located primarily in the northeast, midwest and southwest United States, with approximately 8 million barrels of refined products storage capacity. Sunoco Logistics’ refined products operations includes its Eagle Point facility in New Jersey, which has approximately 6 million barrels of refined products storage capacity. The operations also include Sunoco Logistics’ equity ownership interests in four refined products pipeline companies. The operations also perform terminalling activities at Sunoco Logistics’ Marcus Hook Industrial Complex. Sunoco Logistics’ refined products operations utilize its integrated pipeline and terminalling assets, as well as acquisition and marketing activities, to service refined products markets in several regions in the United States.
All Other Segment
Segments below the quantitative thresholds are classified as “All other.” These include the following:

•	We own an equity method investment in limited partnership units of Sunoco LP consisting of 43.5 million units, representing 44.3% of Sunoco LP’s total outstanding common units.

•
Our wholly-owned subsidiary, Sunoco, Inc., owns an approximate 33% non-operating interest in PES, a refining joint venture with The Carlyle Group, L.P. (“The Carlyle Group”), which owns a refinery in Philadelphia.

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

•	We own a 40% interest in the parent of LCL, which is developing a LNG liquefaction project, as described further under “Asset Overview – All Other” below.

•
We own and operate a fleet of compressors used to provide turn-key natural gas compression services for customer specific systems. We also own and operate a fleet of equipment used to provide treating services, such as carbon dioxide and hydrogen sulfide removal, natural gas cooling, dehydration and BTU management.

•
We are involved in the management of coal and natural resources properties and the related collection of royalties. We also earn revenues from other land management activities, such as selling standing timber, leasing coal-related infrastructure facilities, and collecting oil and gas royalties. These operations also include Coal Handling, which owns and operates end-user coal handling facilities.

•	We also own PEI Power Corp. and PEI Power II, which own and operate a facility in Pennsylvania that generates a total of 75 megawatts of electrical power.
Asset Overview
The descriptions below include summaries of significant assets within the Partnership’s reportable segments. Amounts, such as capacities, volumes and miles included in the descriptions below are approximate and are based on information currently available; such amounts are subject to change based on future events or additional information.

Intrastate Transportation and Storage
The following details our pipelines and storage facilities in the intrastate transportation and storage segment:

Description of Assets	Ownership Interest (%)	Miles of Natural Gas Pipeline	Pipeline Throughput Capacity (Bcf/d)	Working Storage Capacity (Bcf/d)
ET Fuel System	100%	2,780	5.2	11.2
Oasis Pipeline	100%	750	2.3	—
HPL System	100%	3,920	5.3	52.5
East Texas Pipeline	100%	460	2.4	—
RIGS Haynesville Partnership Co.	49.99%	450	2.1	—
The following information describes our principal intrastate transportation and storage assets:

•
The ET Fuel System serves some of the most prolific production areas in the United States and is comprised of intrastate natural gas pipeline and related natural gas storage facilities. The ET Fuel System has many interconnections with pipelines providing direct access to power plants, other intrastate and interstate pipelines, and has bi-directional capabilities. It is strategically located near high-growth production areas and provides access to the Waha Hub near Midland, Texas, the Katy Hub near Houston, Texas and the Carthage Hub in East Texas, the three major natural gas trading centers in Texas.

The ET Fuel System also includes our Bethel natural gas storage facility, with a working capacity of 6.0 Bcf, an average withdrawal capacity of 300 MMcf/d and an injection capacity of 75 MMcf/d, and our Bryson natural gas storage facility, with a working capacity of 5.2 Bcf, an average withdrawal capacity of 120 MMcf/d and an average injection capacity of 96 MMcf/d. Storage capacity on the ET Fuel System is contracted to third parties under fee-based arrangements that extend through 2023.
In addition, the ET Fuel System is integrated with our Godley processing plant which gives us the ability to bypass the plant when processing margins are unfavorable by blending the untreated natural gas from the North Texas System with natural gas on the ET Fuel System while continuing to meet pipeline quality specifications.

•
The Oasis Pipeline is primarily a 36-inch natural gas pipeline. It has bi-directional capabilities with approximately 1.2 Bcf/d of throughput capacity moving west-to-east and greater than 750 MMcf/d of throughput capacity moving east-to-west. The Oasis pipeline connects to the Waha and Katy market hubs and has many interconnections with other pipelines, power plants, processing facilities, municipalities and producers.

The Oasis pipeline is integrated with our Southeast Texas System and is an important component to maximizing our Southeast Texas System’s profitability. The Oasis pipeline enhances the Southeast Texas System by (i) providing access for natural gas on the Southeast Texas System to other third-party supply and market points and interconnecting pipelines and (ii) allowing us to bypass our processing plants and treating facilities on the Southeast Texas System when processing margins are unfavorable by blending untreated natural gas from the Southeast Texas System with gas on the Oasis pipeline while continuing to meet pipeline quality specifications.

•
The HPL System is an extensive network of intrastate natural gas pipelines, an underground Bammel storage reservoir and related transportation assets. The system has access to multiple sources of historically significant natural gas supply reserves from South Texas, the Gulf Coast of Texas, East Texas and the western Gulf of Mexico, and is directly connected to major gas distribution, electric and industrial load centers in Houston, Corpus Christi, Texas City and other cities located along the Gulf Coast of Texas. The HPL System is well situated to gather and transport gas in many of the major gas producing areas in Texas including a strong presence in the key Houston Ship Channel and Katy Hub markets, allowing us to play an important role in the Texas natural gas markets. The HPL System also offers its shippers off-system opportunities due to its numerous interconnections with other pipeline systems, its direct access to multiple market hubs at Katy, the Houston Ship Channel and Agua Dulce, as well as our Bammel storage facility.

The Bammel storage facility has a total working gas capacity of approximately 52.5 Bcf, a peak withdrawal rate of 1.3 Bcf/d and a peak injection rate of 0.6 Bcf/d. The Bammel storage facility is located near the Houston Ship Channel market area and the Katy Hub, and is ideally suited to provide a physical backup for on-system and off-system customers. As of December 31, 2016, we had approximately 10.8 Bcf committed under fee-based arrangements with third parties and approximately 36.9 Bcf stored in the facility for our own account.

•
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

•	RIGS is a 450-mile intrastate pipeline that delivers natural gas from northwest Louisiana to downstream pipelines and markets. The Partnership owns a 49.99% general partner interest in RIGS.
Interstate Transportation and Storage
The following details our pipelines in the interstate transportation and storage segment:

Description of Assets	Ownership Interest (%)	Miles of Natural Gas Pipeline	Pipeline Throughput Capacity (Bcf/d)	Working Gas Capacity (Bcf/d)
Florida Gas Transmission Pipeline	50%	5,325	3.1	—
Transwestern Pipeline	100%	2,600	2.1	—
Panhandle Eastern Pipe Line	100%	6,000	2.8	83.9
Trunkline Gas Pipeline	100%	2,000	0.9	13.0
Tiger Pipeline	100%	195	2.4	—
Fayetteville Express Pipeline	50%	185	2.0	—
Sea Robin Pipeline	100%	1,000	2.0	—
Midcontinent Express Pipeline	50%	500	1.8	—
Gulf States	100%	10	0.1	—
The following information describes our principal interstate transportation and storage assets:

•
The Florida Gas Transmission Pipeline (“FGT”) is an open-access interstate pipeline system with a mainline capacity of 3.1 Bcf/d and approximately 5,325 miles of pipelines extending from south Texas through the Gulf Coast region of the United States to south Florida. The FGT system receives natural gas from various onshore and offshore natural gas producing basins. FGT is the principal transporter of natural gas to the Florida energy market, delivering over 66% of the natural gas consumed in the state. In addition, FGT’s system operates and maintains over 81 interconnects with major interstate and intrastate natural gas pipelines, which provide FGT’s customers access to diverse natural gas producing regions. FGT’s customers include electric utilities, independent power producers, industrials and local distribution companies. FGT is owned by Citrus, a 50/50 joint venture with KMI.

•
The Transwestern Pipeline is an open-access interstate natural gas pipeline extending from the gas producing regions of West Texas, eastern and northwestern New Mexico, and southern Colorado primarily to pipeline interconnects off the east end of its system and to pipeline interconnects at the California border. The Transwestern Pipeline has bi-directional capabilities and access to three significant gas basins: the Permian Basin in West Texas and eastern New Mexico; the San Juan Basin in northwestern New Mexico and southern Colorado; and the Anadarko Basin in the Texas and Oklahoma panhandles. Natural gas sources from the San Juan Basin and surrounding producing areas can be delivered eastward to Texas intrastate and mid-continent connecting pipelines and natural gas market hubs as well as westward to markets in Arizona, Nevada and California. Transwestern’s Phoenix Lateral Pipeline, with a throughput capacity of 660 MMcf/d, connects the Phoenix area to the Transwestern mainline. Transwestern’s customers include local distribution companies, producers, marketers, electric power generators and industrial end-users.

•
The Panhandle Eastern Pipe Line’s transmission system consists of four large diameter pipelines with bi-directional capabilities, extending approximately 1,300 miles from producing areas in the Anadarko Basin of Texas, Oklahoma and Kansas through Missouri, Illinois, Indiana, Ohio and into Michigan.

•
The Trunkline Gas Pipeline’s transmission system consists of one large diameter pipeline with bi-directional capabilities, extending approximately 1,400 miles from the Gulf Coast areas of Texas and Louisiana through Arkansas, Mississippi, Tennessee, Kentucky, Illinois, Indiana and Michigan.

•
The Tiger Pipeline is an approximately 195-mile interstate natural gas pipeline with bi-directional capabilities, that connects to our dual 42-inch pipeline system near Carthage, Texas, extends through the heart of the Haynesville Shale and ends near Delhi, Louisiana, with interconnects to at least seven interstate pipelines at various points in Louisiana.

•
The Fayetteville Express Pipeline is an approximately 185-mile interstate natural gas pipeline that originates near Conway County, Arkansas, continues eastward through White County, Arkansas and terminates at an interconnect with Trunkline Gas Company in Panola County, Mississippi. The Fayetteville Express Pipeline is owned by a 50/50 joint venture with KMI.

•	The Sea Robin Pipeline’s transmission system consists of two offshore Louisiana natural gas supply systems extending approximately 120 miles into the Gulf of Mexico.

•
The Midcontinent Express Pipeline is an approximately 500-mile interstate pipeline stretching from southeast Oklahoma through northeast Texas, northern Louisiana and central Mississippi to an interconnect with the Transcontinental Gas Pipeline System in Butler, Alabama. The Midcontinent Express Pipeline is owned by a 50/50 joint venture with KMI.

•	Gulf States owns a 10-mile interstate pipeline that extends from Harrison County, Texas to Caddo Parish, Louisiana.
Midstream
The following details our assets in the midstream segment:

Description of Assets	Net Gas Processing Capacity (MMcf/d)	Net Gas Treating Capacity (MMcf/d)
South Texas Region:
Southeast Texas System	410	510
Eagle Ford System	1,920	930
Ark-La-Tex Region	1,025	1,186
North Central Texas Region	740	1,120
Permian Region	1,743	1,580
Mid-Continent Region	885	20
Eastern Region	—	70
The following information describes our principal midstream assets:
South Texas Region:

•
The Southeast Texas System is an integrated system that gathers, compresses, treats, processes, dehydrates and transports natural gas from the Austin Chalk trend and Eagle Ford shale formation. The Southeast Texas System is a large natural gas gathering system covering thirteen counties between Austin and Houston. This system is connected to the Katy Hub through the East Texas Pipeline and is also connected to the Oasis Pipeline. The Southeast Texas System includes two natural gas processing plant (La Grange and Alamo) with aggregate capacity of 410 MMcf/d and natural gas treating facilities with aggregate capacity of 510 MMcf/d. The La Grange and Alamo processing plants are natural gas processing plants that process the rich gas that flows through our gathering system to produce residue gas and NGLs. Residue gas is delivered into our intrastate pipelines and NGLs are delivered into our NGL pipelines to Lone Star.

Our treating facilities remove carbon dioxide and hydrogen sulfide from natural gas gathered into our system before the natural gas is introduced to transportation pipelines to ensure that the gas meets pipeline quality specifications.

•
The Eagle Ford Gathering System consists of 30-inch and 42-inch natural gas gathering pipelines with over 1.4 Bcf/d of capacity originating in Dimmitt County, Texas, and extending to both our King Ranch gas plant in Kleberg County, Texas and Jackson plant in Jackson County, Texas. The Eagle Ford Gathering System includes four processing plants (Chisholm, Kenedy, Jackson and King Ranch) with aggregate capacity of 1,920 MMcf/d and one natural gas treating facility with capacity of 930 MMcf/d. Our Chisholm, Kenedy, Jackson and King Ranch processing plants are connected to our intrastate transportation pipeline systems for deliveries of residue gas and are also connected with our NGL pipelines for delivery of NGLs to Lone Star.

Ark-La-Tex Region:

•
Our Northern Louisiana assets are comprised of several gathering systems in the Haynesville Shale with access to multiple markets through interconnects with several pipelines, including our Tiger Pipeline. Our Northern Louisiana assets include the Bistineau, Creedence, and Tristate Systems, which collectively include three natural gas treating facilities, with aggregate capacity of 1,186 MMcf/d.

•
Our PennTex Midstream System is primarily located in Lincoln Parish, Louisiana, and consists of the Lincoln Parish plant, a 200 MMcf/d design-capacity cryogenic natural gas processing plant located near Arcadia, Louisiana, the Mt. Olive plant, a 200 MMcf/d design-capacity cryogenic natural gas processing plant located near Ruston, Louisiana, with on-site liquids handling facilities for inlet gas; a 35-mile rich gas gathering system that provides producers with access to our processing plants and third-party processing capacity; a 15-mile residue gas pipeline that provides market access for natural gas from our processing plants, including connections with pipelines that provide access to the Perryville Hub and other markets in the Gulf Coast region; and a 40-mile NGL pipeline that provides connections to the Mont Belvieu market for NGLs produced from our processing plants.

•
The Ark-La-Tex assets gather, compress, treat and dehydrate natural gas in several parishes in north and west Louisiana and several counties in East Texas. These assets also include cryogenic natural gas processing facilities, a refrigeration plant, a conditioning plant, amine treating plants, and an interstate NGL pipeline. Collectively, the eight natural gas processing facilities (Dubach, Dubberly, Lisbon, Salem, Elm Grove, Minden, Ada and Brookeland) have an aggregate capacity of 1,025 MMcf/d.

Through the gathering and processing systems described above and their interconnections with RIGS in north Louisiana, we offer producers wellhead-to-market services, including natural gas gathering, compression, processing, treating and transportation.
North Central Texas Region:
The North Central Texas System is an integrated system located in four counties in North Central Texas that gathers, compresses, treats, processes and transports natural gas from the Barnett and Woodford Shales. Our North Central Texas assets include our Godley and Crescent plants, which process rich gas produced from the Barnett Shale and STACK play, with aggregate capacity of 740 MMcf/d and aggregate treating capacity of 1,120 MMcf/d. The Godley plant is integrated with the ET Fuel System.
Permian Region:
The Permian Basin Gathering System offers wellhead-to-market services to producers in eleven counties in West Texas, as well as two counties in New Mexico which surround the Waha Hub, one of Texas’s developing NGL-rich natural gas market areas. As a result of the proximity of our system to the Waha Hub, the Waha Gathering System has a variety of market outlets for the natural gas that we gather and process, including several major interstate and intrastate pipelines serving California, the mid-continent region of the United States and Texas natural gas markets. The NGL market outlets includes Lone Star’s liquids pipelines. The Permian Basin Gathering System includes ten processing facilities (Waha, Coyanosa, Red Bluff, Halley, Jal, Keyston, Tippet, Orla, Panther and Rebel) with an aggregate processing capacity of 1,418 MMcf/d, treating capacity of 1,580 MMcf/d, and one natural gas conditioning facility with aggregate capacity of 200 MMcf/d.
We own a 50% membership interest in Mi Vida JV, a joint venture which owns a 200 MMcf/d cryogenic processing plant in West Texas. We operate the plant and related facilities on behalf of Mi Vida JV.
We own a 33.33% membership interest in Ranch JV, which processes natural gas delivered from the NGL-rich Bone Spring and Avalon Shale formations in West Texas. The joint venture owns a 25 MMcf/d refrigeration plant and a 125 MMcf/d cryogenic processing plant.
Mid-Continent Region:
The Mid-Continent Systems are located in two large natural gas producing regions in the United States, the Hugoton Basin in southwest Kansas, and the Anadarko Basin in western Oklahoma and the Texas Panhandle. These mature basins have continued to provide generally long-lived, predictable production volume. Our Mid-Continent assets are extensive systems that gather, compress and dehydrate low-pressure gas. The Mid-Continent Systems include fourteen natural gas processing facilities (Mocane, Beaver, Antelope Hills, Woodall, Wheeler, Sunray, Hemphill, Phoenix, Hamlin, Spearman, Red Deer, Lefors, Cargray and Gray) with an aggregate capacity of 885 MMcf/d and one natural gas treating facility with aggregate capacity of 20 MMcf/d.
We operate our Mid-Continent Systems at low pressures to maximize the total throughput volumes from the connected wells. Wellhead pressures are therefore adequate to allow for flow of natural gas into the gathering lines without the cost of wellhead compression.
We also own the Hugoton Gathering System that has 1,900 miles of pipeline extending over nine counties in Kansas and Oklahoma. This system is operated by a third party.

Eastern Region:
The Eastern Region assets are located in nine counties in Pennsylvania, three counties in Ohio, three counties in West Virginia, and gather natural gas from the Marcellus and Utica basins. Our Eastern Region assets include approximately 500 miles of natural gas gathering pipeline, natural gas trunklines, fresh-water pipelines, and nine gathering and processing systems. The fresh water pipeline system and Ohio gathering assets are held by jointly-owned entities.
We also own a 51% membership interest in Aqua – PVR, a joint venture that transports and supplies fresh water to natural gas producers drilling in the Marcellus Shale in Pennsylvania.
We and Traverse ORS LLC, a subsidiary of Traverse Midstream Partners LLC, own a 75% and 25% membership interest, respectively, in the ORS joint venture. On behalf of ORS, we operate its Ohio Utica River System (the “ORS System”), which consists of 47 miles of 36-inch and 13 miles of 30-inch gathering trunklines that delivers up to 2.1 Bcf/d to Rockies Express Pipeline (“REX”), Texas Eastern Transmission, and others.
Liquids Transportation and Services
The following details our assets in the liquids transportation and services segment:

Description of Assets	Miles of Liquids Pipeline	Pipeline Throughput Capacity (Bbls/d)	NGL Fractionation / Processing Capacity (Bbls/d)	Working Storage Capacity (Bbls)
Liquids Pipelines:
Lone Star Express	532	507,000	—	—
West Texas Gateway Pipeline	570	240,000	—	—
Other NGL Pipelines	356	691,000	—	—
Liquids Fractionation and Services Facilities:
Mont Belvieu Facilities	185	42,000	520,000	50,000,000
Sea Robin Processing Plant[1]	—	—	26,000	—
Refinery Services[1]	100	—	25,000	—
Hattiesburg Storage Facilities	—	—	—	3,000,000

(1)	Additionally, the Sea Robin Processing Plant and Refinery Services have residue capacities of 850 MMcf/d and 54 MMcf/d, respectively.
The following information describes our principal liquids transportation and services assets:

•
The Lone Star Express System is an intrastate NGL pipeline consisting of 24-inch and 30-inch long-haul transportation pipeline that delivers mixed NGLs from processing plants in the Permian Basin, the Barnett Shale, and from East Texas to the Mont Belvieu NGL storage facility.

•	The West Texas Gateway Pipeline transports NGLs produced in the Permian and Delaware Basins and the Eagle Ford Shale to Mont Belvieu, Texas.

•
Other NGL pipelines include the 127-mile Justice pipeline with capacity of 375,000 Bbls/d, the 45-mile Freedom pipeline with a capacity of 56,000 Bbls/d, the 15-mile Spirit pipeline with a capacity of 20,000 Bbls/d, the 82-mile Rio Bravo crude oil pipeline with a capacity of 100,000 Bbls/d and a 50% interest in the 87-mile Liberty pipeline with a capacity of 140,000 Bbls/d.

•
Our Mont Belvieu storage facility is an integrated liquids storage facility with over 50 million Bbls of salt dome capacity providing 100% fee-based cash flows. The Mont Belvieu storage facility has access to multiple NGL and refined product pipelines, the Houston Ship Channel trading hub, and numerous chemical plants, refineries and fractionators.

Our Mont Belvieu fractionators handle NGLs delivered from several sources, including the Lone Star Express pipeline and the Justice pipeline.

•
Sea Robin is a rich gas processing plant located on the Sea Robin Pipeline in southern Louisiana. The plant, which is connected to nine interstate and four intrastate residue pipelines, as well as various deep-water production fields.

•
Refinery Services consists of a refinery off-gas processing and O-grade NGL fractionation complex located along the Mississippi River refinery corridor in southern Louisiana that cryogenically processes refinery off-gas and fractionates the O-grade NGL stream into its higher value components. The O-grade fractionator, located in Geismar, Louisiana, is connected by approximately 100 miles of pipeline to the Chalmette processing plant, which has a processing capacity of 54 MMcf/d.

•	The Hattiesburg storage facility is an integrated liquids storage facility with approximately 3 million Bbls of salt dome capacity, providing 100% fee-based cash flows.
Investment in Sunoco Logistics
The following details our assets in the investment in Sunoco Logistics segment:
Crude Oil
Sunoco Logistics’ crude oil operations consist of an integrated set of pipeline, terminalling, and acquisition and marketing assets that service the movement of crude oil from producers to end-user markets.
Crude Oil Pipelines
Sunoco Logistics’ crude oil pipelines consist of approximately 6,100 miles of crude oil trunk and gathering pipelines in the southwest and midwest United States, including Sunoco Logistics’ wholly-owned interests in West Texas Gulf and Permian Express Terminal LLC (“PET”), and a controlling financial interest in Mid-Valley Pipeline Company ("Mid-Valley"). Additionally, Sunoco Logistics has equity ownership interests in two crude oil pipelines. Sunoco Logistics’ pipelines provide access to several trading hubs, including the largest trading hub for crude oil in the United States located in Cushing, Oklahoma, and other trading hubs located in Midland, Colorado City and Longview, Texas. Sunoco Logistics’ crude oil pipelines also deliver to and connect with other pipelines that deliver crude oil to a number of refineries.

•
Southwest United States Pipelines. The Southwest pipelines include crude oil trunk pipelines and crude oil gathering pipelines in Texas and Oklahoma. This includes the Permian Express 2 pipeline project which provides takeaway capacity from the Permian Basin, with origins in multiple locations in Western Texas: Midland, Garden City and Colorado City. Sunoco Logistics’ fourth quarter 2016 acquisition of a West Texas crude oil system from Vitol Inc. and the remaining ownership interest in PET facilitates connection of its Permian Express 2 pipeline to terminal assets in Midland and Garden City, Texas.

In the third quarter 2016, Sunoco Logistics commenced operations on the Delaware Basin Extension and Permian Longview and Louisiana Extension pipeline projects. The Delaware Basin Extension pipeline project provides shippers with new takeaway capacity from the rapidly growing Delaware Basin area in New Mexico and West Texas to Midland, Texas. The project has initial capacity to transport approximately 100,000 Bbls/d. The Permian Longview and Louisiana Extension pipeline project provides takeaway capacity for approximately 100,000 Bbls/d additional out of the Permian Basin at Midland, Texas to be transported to the Longview, Texas area as well as destinations in Louisiana utilizing a combination of our proprietary crude oil system as well as third-party pipelines.
Sunoco Logistics owns and operates crude oil pipeline and gathering systems in Oklahoma. Sunoco Logistics has the ability to deliver substantially all of the crude oil gathered on its Oklahoma system to Cushing. Sunoco Logistics is one of the largest purchasers of crude oil from producers in the state, and its crude oil acquisition and marketing activities business is the primary shipper on its Oklahoma crude oil system.

•
Midwest United States Pipelines. Sunoco Logistics owns a controlling financial interest in the Mid-Valley pipeline system which originates in Longview, Texas and passes through Louisiana, Arkansas, Mississippi, Tennessee, Kentucky and Ohio, and terminates in Samaria, Michigan. This pipeline provides crude oil to a number of refineries, primarily in the midwest United States.

In addition, Sunoco Logistics owns a crude oil pipeline that runs from Marysville, Michigan to Toledo, Ohio, and a truck injection point for local production at Marysville. This pipeline receives crude oil from the Enbridge pipeline system for delivery to refineries located in Toledo, Ohio and to Marathon Petroleum Corporation’s Samaria, Michigan tank farm, which supplies its refinery in Detroit, Michigan.
Crude Oil Terminals

•
Nederland. The Nederland terminal, located on the Sabine-Neches waterway between Beaumont and Port Arthur, Texas, is a large marine terminal providing storage and distribution services for refiners and other large transporters of crude oil and NGLs. The terminal receives, stores, and distributes crude oil, NGLs, feedstocks, lubricants, petrochemicals, and bunker oils (used for fueling ships and other marine vessels), and also blends lubricants. The terminal currently has a total storage capacity of approximately 26 million barrels in approximately 150 above ground storage tanks with individual capacities of up to 660,000 Bbls.

The Nederland terminal can receive crude oil at each of its five ship docks and four barge berths. The five ship docks are capable of receiving over 2 million Bbls/d of crude oil. In addition to Sunoco Logistics’ crude oil pipelines, the terminal can also receive crude oil through a number of other pipelines, including the DOE. The DOE pipelines connect the terminal to the United States Strategic Petroleum Reserve’s West Hackberry caverns at Hackberry, Louisiana and Big Hill near Winnie, Texas, which have an aggregate storage capacity of approximately 395 million barrels.
The Nederland Terminal can deliver crude oil and other petroleum products via pipeline, barge and ship. The terminal has two ship docks and three barge berths that are capable of delivering crude oils for international transport. In total, the terminal is capable of delivering over 2 million Bbls/d of crude oil to Sunoco Logistics’ crude oil pipelines or a number of third-party pipelines including the DOE. The Nederland terminal generates crude oil revenues primarily by providing term or spot storage services and throughput capabilities to a number of customers.
Fort Mifflin. The Fort Mifflin terminal complex is located on the Delaware River in Philadelphia, Pennsylvania and includes the Fort Mifflin terminal, the Hog Island wharf, the Darby Creek tank farm and connecting pipelines. Revenues are generated from the Fort Mifflin terminal complex by charging fees based on throughput.
The Fort Mifflin terminal contains two ship docks with freshwater drafts and a total storage capacity of approximately 570,000 Bbls. Crude oil and some refined products enter the Fort Mifflin terminal primarily from marine vessels on the Delaware River. One Fort Mifflin dock is designed to handle crude oil from very large crude carrier-class tankers and smaller crude oil vessels. The other dock can accommodate only smaller crude oil vessels.
The Hog Island wharf is located next to the Fort Mifflin terminal on the Delaware River and receives crude oil via two ship docks, one of which can accommodate crude oil tankers and smaller crude oil vessels, and the other of which can accommodate some smaller crude oil vessels.
The Darby Creek tank farm is a primary crude oil storage terminal for the Philadelphia refinery, which is operated by PES under a joint venture with Sunoco, Inc. This facility has a total storage capacity of approximately 3 million barrels. Darby Creek receives crude oil from the Fort Mifflin terminal and Hog Island wharf via Sunoco Logistics’ pipelines. The tank farm then stores the crude oil and transports it to the PES refinery via Sunoco Logistics’ pipelines.
Eagle Point. The Eagle Point terminal is located in Westville, New Jersey and consists of docks, truck loading facilities and a tank farm. The docks are located on the Delaware River and can accommodate three marine vessels (ships or barges) to receive and deliver crude oil, intermediate products and refined products to outbound ships and barges. The tank farm has a total active storage capacity of approximately 1 million barrels and can receive crude oil via barge and rail and deliver via barge, providing customers with access to various markets. The terminal generates revenue primarily by charging fees based on throughput, blending services and storage.
Midland. The Midland terminal is located in Midland, Texas and was acquired in November 2016 from Vitol. The facility includes approximately 2 million barrels of crude oil storage, a combined 14 lanes of truck loading and unloading, and will provide access to the Permian Express 2 transportation system.
Crude Oil Acquisition and Marketing
Sunoco Logistics’ crude oil acquisition and marketing activities include the gathering, purchasing, marketing and selling of crude oil primarily in the mid-continent United States. The operations are conducted using Sunoco Logistics’ assets, which include approximately 370 crude oil transport trucks and approximately 150 crude oil truck unloading facilities, as well as third-party truck, rail and marine assets. Specifically, the crude oil acquisition and marketing activities include:

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

In November 2016, Sunoco Logistics purchased a crude oil acquisition and marketing business from Vitol, with operations based in the Permian Basin, Texas. Included in the acquisition was a significant acreage dedication from an investment-grade Permian producer.
Natural Gas Liquids
Sunoco Logistics’ natural gas liquids operations transport, store, and execute acquisition and marketing activities utilizing an integrated network of pipeline assets, storage and blending facilities, and strategic off-take locations that provide access to multiple NGL markets.
NGL Pipelines
Sunoco Logistics owns approximately 900 miles of NGLs pipelines, primarily related to the Mariner systems in the northeast and southwest United States.

•
The Mariner East pipeline transports NGLs from the Marcellus and Utica Shales areas in Western Pennsylvania, West Virginia and Eastern Ohio to destinations in Pennsylvania, including our Marcus Hook Industrial Complex on the Delaware River, where they are processed, stored and distributed to local, domestic and waterborne markets. The first phase of the project, referred to as Mariner East 1, consisted of interstate and intrastate propane and ethane service and commenced operations in the fourth quarter of 2014 and the first quarter of 2016, respectively. The second phase of the project, referred to as Mariner East 2, will expand the total takeaway capacity to 345,000 Bbls/d for interstate and intrastate propane, ethane and butane service, and is expected to commence operations in the third quarter of 2017.

•
The Mariner South pipeline is part of a joint project with Lone Star to deliver export-grade propane and butane products from Lone Star’s Mont Belvieu, Texas storage and fractionation complex to Sunoco Logistics’ marine terminal in Nederland, Texas. The pipeline has a capacity of approximately 200,000 Bbls/d and can be scaled depending on shipper interest.

•
The Mariner West pipeline provides transportation of ethane products from the Marcellus shale processing and fractionating areas in Houston, Texas, Pennsylvania to Marysville, Michigan and the Canadian border. Mariner West commenced operations in the fourth quarter 2013, with capacity to transport approximately 50,000 Bbls/d of NGLs and other products.

NGLs Terminals

•
Nederland. In addition to crude oil activities, the Nederland terminal also provides approximately 1 million barrels of storage and distribution services for NGLs in connection with the Mariner South pipeline, which provides transportation of propane and butane products from the Mont Belvieu region to the Nederland terminal, where such products can be delivered via ship.

•
Marcus Hook Industrial Complex. In 2013, Sunoco Logistics acquired Sunoco, Inc.’s Marcus Hook Industrial Complex. The acquisition included terminalling and storage assets, with a capacity of approximately 3 million barrels of NGL storage capacity in underground caverns, and related commercial agreements. The facility can receive NGLs via marine vessel, pipeline, truck and rail, and can deliver via marine vessel, pipeline and truck. In addition to providing NGLs storage and terminalling services to both affiliates and third-party customers, the Marcus Hook Industrial Complex currently serves as an off-take outlet for the Mariner East 1 pipeline, and will provide similar off-take capabilities for the Mariner East 2 pipeline when it commences operations.

•
Inkster. The Inkster terminal, located near Detroit, Michigan, consists of multiple salt caverns with a total storage capacity of approximately 1 million barrels of NGLs. Sunoco Logistics uses the Inkster terminal's storage in connection with the Toledo North pipeline system and for the storage of NGLs from local producers and a refinery in Western Ohio. The terminal can receive and ship by pipeline in both directions and has a truck loading and unloading rack.

NGLs Acquisition & Marketing
Sunoco Logistics’ NGLs acquisition and marketing activities include the acquisition, blending, marketing and selling of such products at Sunoco Logistics’ various terminals and third-party facilities.
Refined Products
Sunoco Logistics’ refined products operations provide transportation and terminalling services using an integrated network of pipeline assets and refined products terminals, which are also utilized to facilitate acquisition and marketing activities. The operations also include equity ownership interests in four refined products pipelines.

Refined Products Pipelines
Sunoco Logistics owns and operates approximately 1,800 miles of refined products pipelines in several regions of the United States. The pipelines primarily provide transportation in the northeast, midwest, and southwest United States markets. These operations include Sunoco Logistics’ controlling financial interest in Inland Corporation (“Inland”).
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
The products transported in these pipelines include multiple grades of gasoline, and middle distillates, such as heating oil, diesel and jet fuel. Rates for shipments on these product pipelines are regulated by the FERC and other state regulatory agencies, as applicable.
Refined Products Terminals

•
Refined Products. Sunoco Logistics has approximately 40 refined products terminals with an aggregate storage capacity of approximately 8 million barrels that facilitate the movement of refined products to or from storage or transportation systems, such as a pipeline, to other transportation systems, such as trucks or other pipelines. Each facility typically consists of multiple storage tanks and is equipped with automated truck loading equipment that is operational 24 hours a day.

•
Eagle Point. In additional to crude oil service, the Eagle Point terminal can accommodate three marine vessels (ships or barges) to receive and deliver refined products to outbound ships and barges. The tank farm has a total active refined products storage capacity of approximately 6 million barrels, and provides customers with access to the facility via barge and pipeline. The terminal can deliver via barge, truck or pipeline, providing customers with access to various markets. The terminal generates revenue primarily by charging fees based on throughput, blending services and storage.

•
Marcus Hook Industrial Complex. The Marcus Hook Industrial Complex can receive refined products via marine vessel, pipeline, truck and rail, and can deliver via marine vessel, pipeline and truck. The terminal has a total active refined products storage capacity of approximately 2 million barrels.

•
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
All Other
The following details our assets in the all other segment.
Equity Method Investments

•	Sunoco LP. We have an equity method investment in limited partnership units of Sunoco LP consisting of 43.5 million units, representing 44.3% of Sunoco LP’s total outstanding common units.

•	PES. We have a non-controlling interest in PES, comprising 33% of PES’ outstanding common units.
Contract Services Operations
We own and operate a fleet of equipment used to provide treating services, such as carbon dioxide and hydrogen sulfide removal, natural gas cooling, dehydration and BTU management. Our contract treating services are primarily located in Texas, Louisiana and Arkansas.

Compression
We own all of the outstanding equity interests of a natural gas compression equipment business with operations in Arkansas, California, Colorado, Louisiana, New Mexico, Oklahoma, Pennsylvania and Texas.
We own 100% of the membership interests of ETG, which owns all of the partnership interests of ETT. ETT provides compression services to customers engaged in the transportation of natural gas, including our other segments.
Natural Resources Operations
Our Natural Resources operations primarily involve the management and leasing of coal properties and the subsequent collection of royalties. We also earn revenues from other land management activities, such as selling standing timber, leasing fee-based coal-related infrastructure facilities to certain lessees and end-user industrial plants, collecting oil and gas royalties and from coal transportation, or wheelage fees. As of December 31, 2016, we owned or controlled approximately 772 million tons of proven and probable coal reserves in central and northern Appalachia, properties in eastern Kentucky, Tennessee, southwestern Virginia and southern West Virginia, and in the Illinois Basin, properties in southern Illinois, Indiana, and western Kentucky and as the operator of end-user coal handling facilities. Our subsidiary, Materials Handling Solutions, LLC, owns and operates facilities for industrial customers on a fee basis. During 2014, our coal reserves located in the San Juan basin were depleted and our associated coal royalties revenues ceased.
Liquefaction Project
LCL, an entity whose parent is owned 60% by ETE and 40% by ETP, is in the process of developing the liquefaction project in conjunction with BG pursuant to a project development agreement entered into in September 2013. Pursuant to this agreement, each of LCL and BG are obligated to pay 50% of the development expenses for the liquefaction project, subject to reimbursement by the other party if such party withdraws from the project prior to both parties making an affirmative FID to become irrevocably obligated to fully develop the project, subject to certain exceptions. The liquefaction project is expected to consist of three LNG trains with a combined design nameplate outlet capacity of 16.2 metric tonnes per annum. Once completed, the liquefaction project will enable LCL to liquefy domestically produced natural gas and export it as LNG. By adding the new liquefaction facility and integrating with the existing LNG regasification/import facility, the enhanced facility will become a bi-directional facility capable of exporting and importing LNG. BG is the sole customer for the existing regasification facility and is obligated to pay reservation fees for 100% of the regasification capacity regardless of whether it actually utilizes such capacity pursuant to a regasification services agreement that terminates in 2030. The liquefaction project will be constructed on 440 acres of land, of which 80 acres are owned by Lake Charles LNG and the remaining acres are to be leased by LCL under a long-term lease from the Lake Charles Harbor and Terminal District.
As currently provided in the Project Development Agreement, the construction of the liquefaction project is subject to each of LCL and BG making an affirmative FID to proceed with the project, which decision is in the sole discretion of each party. In the event an affirmative FID is made by both parties, LCL and BG will enter into several agreements related to the project, including a liquefaction services agreement pursuant to which BG will pay LCL for liquefaction services on a tolling basis for a minimum 25-year term with evergreen extension options for 20 years. In addition, a subsidiary of BG, a highly experienced owner and operator of LNG facilities, would oversee construction of the liquefaction facility and, upon completion of construction, manage the operations of the liquefaction facility on behalf of LCL. In the event that each of LCL and BG elect to make an affirmative FID, construction of the liquefaction project would commence promptly thereafter, and the first train would be expected to be placed in service about four years later.
The export of LNG produced by the liquefaction project from the U.S. will be undertaken under long-term export authorizations issued by the DOE to Lake Charles Exports, LLC (“LCE”), which is currently a jointly owned subsidiary of BG and ETP and following FID, will be 100% owned by BG. In July 2011, LCE obtained a DOE authorization to export LNG to countries with which the U.S. has or will have Free Trade Agreements (“FTA”) for trade in natural gas (the “FTA Authorization”). In August 2013, LCE obtained a conditional DOE authorization to export LNG to countries that do not have an FTA for trade in natural gas (the “Non-FTA Authorization”). The FTA Authorization and Non-FTA Authorization have 25- and 20-year terms, respectively. In January 2013, LCL filed for a secondary, non-cumulative FTA and Non-FTA Authorization to be held by LCL. FTA Authorization was granted in March 2013 and the Non-FTA Authorization was granted in July 2016.
We have received our wetlands permits from the U.S. Army Corps of Engineers (“USACE”) to perform wetlands mitigation work and to perform modification and dredging work for the temporary and permanent dock facilities at the Lake Charles LNG facilities.
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
Our natural gas transportation and midstream revenues are derived significantly from companies that engage in exploration and production activities. The discovery and development of new shale formations across the United States has created an abundance of natural gas and crude oil resulting in a negative impact on prices in recent years for natural gas and crude oil. As a result, some of our exploration and production customers have been adversely impacted; however, we are monitoring these customers and mitigating credit risk as necessary.
During the year ended December 31, 2016, none of our customers individually accounted for more than 10% of our consolidated revenues.
Regulation of Interstate Natural Gas Pipelines.  The FERC has broad regulatory authority over the business and operations of interstate natural gas pipelines. Under the Natural Gas Act (“NGA”), the FERC generally regulates the transportation of natural gas in interstate commerce. For FERC regulatory purposes, “transportation” includes natural gas pipeline transmission (forwardhauls and backhauls), storage and other services. The Florida Gas Transmission, Transwestern, Panhandle Eastern, Trunkline Gas, Tiger, Fayetteville Express, Sea Robin, Gulf States and Midcontinent Express pipelines transport natural gas in interstate commerce and thus each qualifies as a “natural-gas company” under the NGA subject to the FERC’s regulatory jurisdiction. We also hold certain natural gas storage facilities that are subject to the FERC’s regulatory oversight under the NGA.
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
For two of our NGA-jurisdictional natural gas companies, Tiger and Fayetteville Express, the large majority of capacity in those pipelines is subscribed for lengthy terms under FERC-approved negotiated rates.  However, as indicated above, cost-based recourse rates are also offered under their respective tariffs.
Pursuant to the FERC’s rules promulgated under the Energy Policy Act of 2005, it is unlawful for any entity, directly or indirectly, in connection with the purchase or sale of electric energy or natural gas or the purchase or sale of transmission or transportation services subject to FERC jurisdiction: (i) to defraud using any device, scheme or artifice; (ii) to make any untrue statement of material fact or omit a material fact; or (iii) to engage in any act, practice or course of business that operates or would operate as a fraud or deceit. The Commodity Futures Trading Commission (“CFTC”) also holds authority to monitor certain segments of the physical and futures energy commodities market pursuant to the Commodity Exchange Act (“CEA”). With regard to our physical purchases and sales of natural gas, NGLs or other energy commodities; our gathering or transportation of these energy commodities; and any related hedging activities that we undertake, we are required to observe these anti-market manipulation laws and related regulations enforced by the FERC and/or the CFTC. These agencies hold substantial enforcement authority, including the ability to assess or seek civil penalties of up to approximately $1 million per day per violation, to order disgorgement of profits and to recommend criminal penalties. Should we violate the anti-market manipulation laws and regulations, we could also be subject to related third-party damage claims by, among others, sellers, royalty owners and taxing authorities.
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
To the extent that we enter into transportation contracts with natural gas pipelines that are subject to FERC regulation, we are subject to FERC requirements related to the use of such capacity. Any failure on our part to comply with the FERC’s regulations and policies, or with an interstate pipeline’s tariff, could result in the imposition of civil and criminal penalties.
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
Regulation of Gathering Pipelines.  Section 1(b) of the NGA exempts natural gas gathering facilities from the jurisdiction of the FERC under the NGA. We own a number of natural gas pipelines in Texas, Louisiana and West Virginia that we believe meet the traditional tests the FERC uses to establish a pipeline’s status as a gathering pipeline not subject to FERC jurisdiction. However, the distinction between FERC-regulated transmission services and federally unregulated gathering services has been the subject of substantial litigation and varying interpretations, so the classification and regulation of our gathering facilities could be subject to change based on future determinations by the FERC, the courts and Congress. State regulation of gathering facilities generally includes various safety, environmental and, in some circumstances, nondiscriminatory take requirements and complaint-based rate regulation.
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
Regulation of Interstate Crude Oil, NGL and Products Pipelines. Interstate common carrier pipeline operations are subject to rate regulation by the FERC under the ICA, the EPAct of 1992, and related rules and orders. The ICA requires that tariff rates for petroleum pipelines be “just and reasonable” and not unduly discriminatory and that such rates and terms and conditions of service be filed with the FERC. This statute also permits interested persons to challenge proposed new or changed rates. The FERC is authorized to suspend the effectiveness of such rates for up to seven months, though rates are typically not suspended for the maximum allowable period. If the FERC finds that the new or changed rate is unlawful, it may require the carrier to pay refunds for the period that the rate was in effect. The FERC also may investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to two years prior to the filing of a complaint.
The FERC generally has not investigated interstate rates on its own initiative when those rates, like those we charge, have not been the subject of a protest or a complaint by a shipper. However, the FERC could investigate our rates at the urging of a third party if the third party is either a current shipper or has a substantial economic interest in the tariff rate level. Although no assurance can be given that the tariff rates charged by us ultimately will be upheld if challenged, management believes that the tariff rates now in effect for our pipelines are within the maximum rates allowed under current FERC policies and precedents.
For many locations served by our product and crude pipelines, we are able to establish negotiated rates. Otherwise, we are permitted to charge cost-based rates, or in many cases, grandfathered rates based on historical charges or settlements with our customers. To the extent we rely on cost-of-service rate making to establish or support our rates, the issue of the proper allowance for federal and state income taxes could arise. In 2005, FERC issued a policy statement stating that it would permit common carriers, among others, to include an income tax allowance in cost-of-service rates to reflect actual or potential tax liability attributable to a regulated entity’s operating income, regardless of the form of ownership. Under FERC’s policy, a tax pass-through entity seeking such an income tax allowance must establish that its partners or members have an actual or potential income tax liability on the regulated entity’s income. Whether a pipeline’s owners have such actual or potential income tax liability is subject to review by FERC on a case-by-case basis. Although this policy is generally favorable for common carriers that are organized as pass-through entities, it still entails rate risk due to the FERC’s case-by-case review approach. The application of this policy, as well as any decision by FERC regarding our cost of service, may also be subject to review in the courts. On December 23, 2016, FERC issued an Inquiry Regarding the Commission’s Policy for Recovery of Income Tax Credits. FERC is seeking comment regarding how to address any double recovery resulting from the FERC’s current income tax allowance and rate of return policies. The comment period with respect to the proposed rules extends until April 7, 2017.
EPAct of 1992 required FERC to establish a simplified and generally applicable methodology to adjust tariff rates for inflation for interstate petroleum pipelines. As a result, FERC adopted an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index for Finished Goods, or PPIFG. FERC’s indexing methodology is subject to review every five years. During the five-year period commencing July 1, 2011 and ending June 30, 2016, common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by PPIFG plus 2.65%. Beginning July 1, 2016, the indexing method provided for annual changes equal to the change in PPIFG plus 1.23%. The indexing methodology is applicable to existing rates, including grandfathered rates, with the exclusion of market-based rates. A pipeline is not required to raise its rates up to the index ceiling, but it is permitted to do so and rate increases made under the index are presumed to be just and reasonable unless a protesting party can demonstrate that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. Under the indexing rate methodology, in any year in which the index is negative, pipelines must file to lower their rates if those rates would otherwise be above the rate ceiling. In October 2016, FERC issued an Advance Notice of Proposed Rulemaking seeking comment on a number of proposals, including: (1) whether the Commission should deny any increase in a rate ceiling or annual index-based rate increase if a pipeline’s revenues exceed total costs by 15% for the prior two years; (2) a new percentage comparison test that would deny a proposed increase to a pipeline’s rate or ceiling level greater than 5% above the barrel-mile cost changes; and (3) a requirement that all pipelines file indexed ceiling levels annually, with the ceiling levels subject to challenge and restricting the pipeline’s ability to carry forward the full indexed increase to a future period. The comment period with respect to the proposed rules extends until March 17, 2017.
Regulation of Intrastate Crude Oil, NGL and Products Pipelines. Some of our crude oil, NGL and products pipelines are subject to regulation by the TRRC, the PA PUC, and the Oklahoma Corporation Commission. The operations of our joint venture interests are also subject to regulation in the states in which they operate. The applicable state statutes require that pipeline rates be nondiscriminatory and provide no more than a fair return on the aggregate value of the pipeline property used to render services. State commissions generally have not initiated an investigation of rates or practices of petroleum pipelines in the absence of shipper complaints. Complaints to state agencies have been infrequent and are usually resolved informally. Although management cannot be certain that our intrastate rates ultimately would be upheld if challenged, we believe that, given this history, the tariffs now in effect are not likely to be challenged or, if challenged, are not likely to be ordered to be reduced.
In addition, as noted above, the rates, terms and conditions for shipments of crude oil, NGLs or products on our pipelines could be subject to regulation by FERC under the ICA and the EPAct of 1992 if the crude oil, NGLs or products are transported in interstate or foreign commerce whether by our pipelines or other means of transportation. Since we do not control the entire transportation path of all crude oil, NGLs or products shipped on our pipelines, FERC regulation could be triggered by our customers’ transportation decisions.
Regulation of Pipeline Safety.  Our pipeline operations are subject to regulation by the DOT, through the PHMSA, pursuant to the Natural Gas Pipeline Safety Act of 1968, as amended (“NGPSA”), with respect to natural gas and the Hazardous Liquids Pipeline Safety Act of 1979, as amended (“HLPSA”), with respect to crude oil, NGLs and condensates. The NGPSA and HLPSA, as amended, govern the design, installation, testing, construction, operation, replacement and management of natural gas as well as crude oil, NGL and condensate pipeline facilities. Pursuant to these acts, PHMSA has promulgated regulations governing pipeline wall thickness, design pressures, maximum operating pressures, pipeline patrols and leak surveys, minimum depth requirements, and emergency procedures, as well as other matters intended to ensure adequate protection for the public and to prevent accidents and failures. Additionally, PHMSA has established a series of rules requiring pipeline operators to develop and implement integrity management programs for certain gas and hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect high consequence areas (“HCAs”), which are areas where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources and unusually sensitive ecological areas. Failure to comply with the pipeline safety laws and regulations may result in the assessment of sanctions, including administrative, civil or criminal penalties, the imposition of investigatory, remedial or corrective action obligations, the occurrence of delays in permitting or the performance of projects, or the issuance of injunctions limiting or prohibiting some or all of our operations in the affected area.
The NGPSA and HLPSA were amended by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (“2011 Pipeline Safety Act”), which re-authorized the federal pipeline safety programs of PHMSA through 2015 and increased pipeline safety regulation. Among other things, the legislation doubled the maximum administrative fines for safety violations from $100,000 to $200,000 for a single violation and from $1 million to $2 million for a related series of violations, but provided that these maximum penalty caps do not apply to certain civil enforcement actions; permitted the DOT Secretary to mandate automatic or remote controlled shut off valves on new or entirely replaced pipelines; required the DOT Secretary to evaluate whether integrity management system requirements should be expanded beyond HCAs; and provided for regulation of carbon dioxide transported by pipeline in a gaseous state and requires the DOT Secretary to prescribe minimum safety regulations for such transportation. Effective August 1, 2016, those maximum civil penalties were increased to $205,638 per violation per day, with a maximum of approximately $2 million for a series of violations, to account for inflation. In addition, the Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (“PIPES Act) reauthorized the federal pipeline safety programs of PHMSA through 2019.
In addition, states have adopted regulations, similar to existing PHMSA regulations, for intrastate gathering and transmission lines. The states in which we conduct operations typically have developed regulatory programs that parallel the federal regulatory scheme and are applicable to intrastate pipelines. Under such state regulatory programs, states have the authority to conduct pipeline inspections, to investigate accidents and to oversee compliance and enforcement, safety programs and record maintenance and reporting. Congress, PHMSA and individual states may pass or implement additional safety requirements that could result in increased compliance costs for us and other companies in our industry. For example, federal construction, maintenance and inspection standards under the NGPSA that apply to pipelines in relatively populated areas may not apply to gathering lines running through rural regions. This “rural gathering exemption” under the NGPSA presently exempts substantial portions of our gathering facilities located outside of cities, towns or any area designated as residential or commercial from jurisdiction under the NGPSA, but does not apply to our intrastate natural gas pipelines. In recent years, the PHMSA has considered changes to this rural gathering exemption, including publishing an advance notice of proposed rulemaking relating to gas pipelines in 2011, in which the agency sought public comment on possible changes to the definition of “high consequence areas” and “gathering lines” and the strengthening of pipeline integrity management requirements. In April 2016, pursuant to one of the requirements of the 2011 Pipeline Safety Act, PHMSA published a proposed rulemaking that would expand integrity management requirements and impose new pressure testing requirements on currently regulated gas transmission pipelines. The proposal would also significantly expand the regulation of gathering lines, subjecting previously unregulated pipelines to requirements regarding damage prevention, corrosion control, public education programs, maximum allowable operating pressure limits, and other requirements.
In January 2017, PHMSA issued a final rule amending federal safety standards for hazardous liquid pipelines. The final rule is the latest step in a lengthy rulemaking process that began in 2010 with a request for comments and continued with publication of a rulemaking proposal in October 2015. The general effective date of this final rule is six months from publication in the Federal Register, but it is currently subject to further administrative review in connection with the transition of Presidential administrations. The final rule addresses several areas including reporting requirements for gravity and unregulated gathering lines, inspections after weather or climatic events, leak detection system requirements, revisions to repair criteria and other integrity management revisions. In addition, PHMSA issued new regulations on January 23, 2017, on operator qualification, cost recovery, accident and incident notification and other pipeline safety changes. These new regulations are effective March 24, 2017. These regulations are also subject, however, to potential further review in connection with the transition of Presidential administrations. Historically our pipeline safety costs have not had a material adverse effect on our business or results of operations but there is no assurance that such costs will not be material in the future, whether due to elimination of the rural gathering exemption or otherwise due to changes in pipeline safety laws and regulations.
In another example of how future legal requirements could result in increased compliance costs, notwithstanding the applicability of the federal Occupational Safety and Health Administration (“OSHA”s) Process Safety Management (“PSM”) regulations and the EPA’s Risk Management Planning (“RMP”) requirements at regulated facilities, PHMSA and one or more state regulators, including the Texas Railroad Commission, have in recent years, expanded the scope of their regulatory inspections to include certain in-plant equipment and pipelines found within NGL fractionation facilities and associated storage facilities, in order to assess compliance of such equipment and pipelines with hazardous liquid pipeline safety requirements. To the extent that these actions are pursued by PHMSA, midstream operators of NGL fractionation facilities and associated storage facilities subject to such inspection may be required to make operational changes or modifications at their facilities to meet standards beyond current PSM and RMP requirements, which changes or modifications may result in additional capital costs, possible operational delays and increased costs of operation that, in some instances, may be significant.
Environmental Matters
General. Our operation of processing plants, pipelines and associated facilities, including compression, in connection with the gathering, processing, storage and transmission of natural gas and the storage and transportation of NGLs, crude oil and products is subject to stringent federal, tribal, state and local laws and regulations, including those governing, among other things, air emissions, wastewater discharges, the use, management and disposal of hazardous and nonhazardous materials and wastes, and the cleanup of contamination. Noncompliance with such laws and regulations, or incidents resulting in environmental releases, could cause us to incur substantial costs, penalties, fines and criminal sanctions, third-party claims for personal injury or property damage, capital expenditures to retrofit or upgrade our facilities and programs, or curtailment or cancellation of permits on operations. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of doing business, including our cost of planning, permitting, constructing and operating our plants, pipelines and other facilities. As a result of these laws and regulation, our construction and operation costs include capital, operating and maintenance cost items necessary to maintain or upgrade our equipment and facilities.
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
We also generate both hazardous and nonhazardous wastes that are subject to requirements of the federal Resource Conservation and Recovery Act, as amended, (“RCRA”), and comparable state statutes. We are not currently required to comply with a substantial portion of the RCRA hazardous waste requirements at many of our facilities because the minimal quantities of hazardous wastes generated there make us subject to less stringent non-hazardous management standards. From time to time, the EPA has considered or third parties have petitioned the agency on the adoption of stricter handling, storage and disposal standards for nonhazardous wastes, including certain wastes associated with the exploration, development and production of crude oil and natural gas. For example, following the filing of a lawsuit in the U.S. District Court for the District of Columbia in May 2016 by several non-governmental environmental groups against the EPA for the agency’s failure to timely assess its RCRA Subtitle D criteria regulations for oil and gas wastes, EPA and the environmental groups entered into an agreement that was finalized in a consent decree issued by the District Court on December 28, 2016. Under the decree, the EPA is required to propose no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or sign a determination that revision of the regulations is not necessary. If EPA proposes a rulemaking for revised oil and gas waste regulations, the Consent Decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. It is possible that some wastes generated by us that are currently classified as nonhazardous may in the future be designated as “hazardous wastes,” resulting in the wastes being subject to more rigorous and costly disposal requirements, or that the full complement of RCRA standards could be applied to facilities that generate lesser amounts of hazardous waste. Changes such as these examples in applicable regulations may result in a material increase in our capital expenditures or plant operating and maintenance expense and, in the case of our oil and natural gas exploration and production customers, could result in increased operating costs for those customers and a corresponding decrease in demand for our processing, transportation and storage services.
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
As of December 31, 2016 and 2015, accruals of $345 million and $367 million, respectively, were recorded in our consolidated balance sheets as accrued and other current liabilities and other non-current liabilities to cover estimated material environmental liabilities including, for example, certain matters assumed in connection with our acquisition of the HPL System, our acquisition of Transwestern, potential environmental liabilities for three sites that were formerly owned by Titan Energy Partners, L.P. or its predecessors, and the predecessor owner’s share of certain environmental liabilities of ETC OLP.
The Partnership is subject to extensive and frequently changing federal, tribal, state and local laws and regulations, including those relating to the discharge of materials into the environment or that otherwise relate to the protection of the environment, waste management and the characteristics and composition of fuels. These laws and regulations require environmental assessment and remediation efforts at many of Sunoco, Inc.’s facilities and at formerly owned or third-party sites. Accruals for these environmental remediation activities amounted to $324 million and $344 million at December 31, 2016 and 2015, respectively, which is included in the total accruals above. These legacy sites that are subject to environmental assessments include formerly owned terminals and other logistics assets, retail sites that are no longer operated by Sunoco, Inc., closed and/or sold refineries and other formerly owned sites. In December 2013, a wholly-owned captive insurance company was established for these legacy sites that are no longer operating. The premiums paid to the captive insurance company include estimates for environmental claims that have been incurred but not reported, based on an actuarially determined fully developed claims expense estimate. In such cases, we accrue losses attributable to unasserted claims based on the discounted estimates that are used to develop the premiums paid to the captive insurance company. As of December 31, 2016 the captive insurance company held $226 million of cash and investments.
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
In addition to the probable and estimable losses which have been recorded, management believes it is reasonably possible (that is, it is less than probable but greater than remote) that additional environmental remediation losses will be incurred. At December 31, 2016, the aggregate of such additional estimated maximum reasonably possible losses, which relate to numerous individual sites, totaled approximately $5 million, which amount is in excess of the $345 million in environmental accruals recorded on December 31, 2016. This estimate of reasonably possible losses comprises estimates for remediation activities at current logistics and retail assets, and in many cases, reflects the upper end of the loss ranges which are described above. Such estimates include potentially higher contractor costs for expected remediation activities, the potential need to use more costly or comprehensive remediation methods and longer operating and monitoring periods, among other things.
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
Clean Water Act. The Federal Water Pollution Control Act of 1972, as amended, (“Clean Water Act”) and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including hydrocarbon-bearing wastes, into state waters and waters of the United States. Pursuant to the Clean Water Act and similar state laws, a National Pollutant Discharge Elimination System, or state permit, or both, must be obtained to discharge pollutants into federal and state waters. In addition, the Clean Water Act and comparable state laws require that individual permits or coverage under general permits be obtained by subject facilities for discharges of storm water runoff. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. In May 2015, the EPA issued a final rule that attempts to clarify the federal jurisdictional reach over waters of the United States but this rule has been stayed nationwide by the U.S. Sixth Circuit Court of Appeals as that appellate court and numerous district courts ponder lawsuits opposing implementation of the rule. In January 2017, the U.S. Supreme Court accepted review of the rule to determine whether jurisdiction rests with the federal district or appellate courts. To the extent the rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.
Spills. Our operations can result in the discharge of regulated substances, including NGLs, crude oil or other products. The Clean Water Act, as amended by the federal Oil Pollution Act of 1990, as amended, (“OPA”), and comparable state laws impose restrictions and strict controls regarding the discharge of regulated substances into state waters or waters of the United States. The Clean Water Act and comparable state laws can impose substantial administrative, civil and criminal penalties for non-compliance including spills and other non-authorized discharges. The OPA subjects owners of covered facilities to strict joint and potentially unlimited liability for removal costs and other consequences of a release of oil, where the release is into navigable waters, along shorelines or in the exclusive economic zone of the United States. Spill prevention control and countermeasure requirements of the Clean Water Act and some state laws require that containment dikes and similar structures be installed to help prevent the impact on navigable waters in the event of a release of oil. The PHMSA, the EPA, or various state regulatory agencies, has approved our oil spill emergency response plans that are to be used in the event of a spill incident.
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
Climate Change. Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes and GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. At the federal level, no comprehensive climate change legislation has been implemented to date. The EPA has, however, adopted rules under authority of the Clean Air Act that, among other things, establish Potential for Significant Deterioration (“PSD”) construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting GHGs and meeting "best available control technology" standards for those GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the U.S., including, among others, onshore processing, transmission, storage and distribution facilities. In October 2015, the EPA amended and expanded the GHG reporting requirements to all segments of the oil and natural gas industry, including gathering and boosting facilities and blowdowns of natural gas transmission pipelines.

Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June 2016, the EPA published New Source Performance Standards (“NSPS”), known as Subpart OOOOa, that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. These Subpart OOOOa standards will expand previously issued NSPS published by the EPA in 2012 and known as Subpart OOOO, by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. Moreover, in November 2016, the EPA began seeking information about methane emissions from facilities and operators in the oil and natural gas industry that could be used to develop Existing Source Performance Standards. Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France preparing an agreement requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This “Paris agreement” was signed by the United States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions, but rather includes pledges to voluntarily limit or reduce future emissions.
The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, demand for our services, results of operations, and cash flows. Finally, some scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events that could have an adverse effect on our assets.
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
Employees
As of January 31, 2017, we employed 8,482 persons, 1,428 of which are represented by labor unions. We believe that our relations with our employees are satisfactory.
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
We provide electronic access, free of charge, to our periodic and current reports, and amendments to these reports, on our internet website located at http://www.energytransfer.com. These reports are available on our website as soon as reasonably practicable after we electronically file such materials with the SEC. Information contained on our website is not part of this report.

ITEM 1A.  RISK FACTORS
In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our structure as a limited partnership, our industry and our company could materially impact our future performance and results of operations. We have provided below a list of these risk factors that should be reviewed when considering an investment in our securities. Panhandle, Sunoco Logistics and PennTex file Annual Reports on Form 10-K that include risk factors that can be reviewed for further information. The risk factors set forth below, and those included in Panhandle’s, Sunoco Logistics’ and PennTex’s Annual Report on Form 10-K, are not all the risks we face and other factors currently considered immaterial or unknown to us may impact our future operations.
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
The amount of cash we can distribute to holders of our Common Units or other partnership securities depends upon the amount of cash we generate from our operations. The amount of cash we generate from our operations will fluctuate from quarter to quarter and will depend upon, among other things:

•	the amount of natural gas, crude oil and products transported in our pipelines and gathering systems;

•	the level of throughput in our processing and treating operations;

•	the fees we charge and the margins we realize for our services;

•	the price of natural gas, NGLs, crude oil and products;

•	the relationship between natural gas, NGL and crude oil prices;

•	the amount of cash distributions we receive with respect to the Sunoco LP, PennTex and Sunoco Logistics common units that we or our subsidiaries own;

•	the weather in our operating areas;

•	the level of competition from other midstream, transportation and storage and other energy providers;

•	the level of our operating costs;

•	prevailing economic conditions; and

•	the level and results of our derivative activities.
In addition, the actual amount of cash we will have available for distribution will also depend on other factors, such as:

•	the level of capital expenditures we make;

•	the level of costs related to litigation and regulatory compliance matters;

•	the cost of acquisitions, if any;

•	the levels of any margin calls that result from changes in commodity prices;

•	our debt service requirements;

•	fluctuations in our working capital needs;

•	our ability to borrow under our revolving credit facility;

•	our ability to access capital markets;

•	restrictions on distributions contained in our debt agreements; and

•	the amount of cash reserves established by our General Partner in its discretion for the proper conduct of our business.
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
Sunoco Logistics, PennTex and Sunoco LP may issue additional common units, which may increase the risk that Sunoco Logistics, PennTex or Sunoco LP will not have sufficient available cash to maintain or increase their per unit distribution level.
Sunoco Logistics’, PennTex’s and Sunoco LP’s partnership agreements allow the issuance of an unlimited number of additional limited partner interests. The issuance of additional common units or other equity securities by Sunoco Logistics, PennTex or Sunoco LP will have the following effects:

•	Unitholders’ current proportionate ownership interest in the respective partnerships will decrease;

•	the amount of cash available for distribution on each common unit or partnership security may decrease;

•	the ratio of taxable income to distributions may increase;

•	the relative voting strength of each previously outstanding common unit may be diminished; and

•	the market price of the respective partnerships common units may decline.
The payment of distributions on any additional units issued by Sunoco Logistics or PennTex may increase the risk that either partnership may not have sufficient cash available to maintain or increase its per unit distribution level, which in turn may impact the available cash that we have to meet our obligations.
Future sales of our units or other limited partner interests in the public market could reduce the market price of Unitholders’ limited partner interests.
As of January 31, 2017, ETE owned 18.4 million ETP Common Units. If ETE were to sell and/or distribute its Common Units to the holders of its equity interests in the future, those holders may dispose of some or all of these units. The sale or disposition of a substantial portion of these units in the public markets could reduce the market price of our outstanding Common Units.
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
As of December 31, 2016, we had approximately $32.93 billion of consolidated debt, excluding the debt of our joint ventures. Our level of indebtedness affects our operations in several ways, including, among other things:

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
In addition to our exposure to commodity prices, we have exposure to changes in interest rates. Approximately $4.37 billion of our consolidated debt as of December 31, 2016 bears interest at variable interest rates and the remainder bears interest at fixed rates. To the extent that we have debt with floating interest rates, our results of operations, cash flows and financial condition could be materially adversely affected by increases in interest rates. We manage a portion of our interest rate exposures by utilizing interest rate swaps.
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

Furthermore, if the Unitholders are dissatisfied with the performance of our General Partner, they may be unable to remove our General Partner. The General Partner generally may not be removed except upon the vote of the holders of 66 2/3% of the outstanding units voting together as a single class, including units owned by the General Partner and its affiliates. As of December 31, 2016, ETE and its affiliates held approximately 3.5% of our outstanding Common Units and our officers and directors held less than 1% of our outstanding Common Units.
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
Neither Sunoco Logistics nor PennTex is prohibited from competing with us.
Neither our partnership agreement nor the partnership agreements of Sunoco Logistics or PennTex prohibits Sunoco Logistics or PennTex from owning assets or engaging in businesses that compete directly or indirectly with us. In addition, Sunoco Logistics or PennTex may acquire, construct or dispose of any assets in the future without any obligation to offer us the opportunity to purchase or construct any of those assets.
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
We are affected by competition from other midstream, transportation, terminalling and storage companies.
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
For our midstream segment, we generally analyze gross margin based on fee-based margin (which includes revenues from processing fee arrangements) and non fee-based margin (which includes gross margin earned on percent-of-proceeds and keep-whole arrangements). For the years ended December 31, 2016, 2015 and 2014, gross margin from our midstream segment totaled $1.80 billion, $1.79 billion and $1.93 billion, respectively, of which fee-based revenues constituted 86%, 88% and 66%, respectively, and non fee-based margin constituted 14%, 12% and 34%, respectively. The amount of gross margin earned by our midstream segment from fee-based and non fee-based arrangements (individually and as a percentage of total revenues) will be impacted by the volumes associated with both types of arrangements, as well as commodity prices; therefore, the dollar amounts and the relative magnitude of gross margin from fee-based and non fee-based arrangements in future periods may be significantly different from results reported in previous periods.
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
Our natural gas transportation, storage and NGL businesses depend, in part, on our customers’ ability to obtain access to pipelines to deliver gas to us and receive gas from us. Many of these pipelines are owned by parties not affiliated with us. Any interruption of service on our pipelines or third-party pipelines due to testing, line repair, reduced operating pressures, or other causes or adverse change in terms and conditions of service could have a material adverse effect on our ability, and the ability of our customers, to transport natural gas to and from our pipelines and facilities and a corresponding material adverse effect on our transportation and storage revenues. In addition, the rates charged by interconnected pipelines for transportation to and from our facilities affect the utilization and value of our storage services. Significant changes in the rates charged by those pipelines or the rates charged by other pipelines with which the interconnected pipelines compete could also have a material adverse effect on our storage revenues.
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
As of December 31, 2016, our consolidated balance sheet reflected $3.90 billion of goodwill and $4.70 billion of intangible assets. Goodwill is recorded when the purchase price of a business exceeds the fair value of the tangible and separately measurable intangible net assets. Accounting principles generally accepted in the United States require us to test goodwill for impairment on an annual basis or when events or circumstances occur, indicating that goodwill might be impaired. Long-lived assets such as intangible assets with finite useful lives are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If we determine that any of our goodwill or intangible assets were impaired, we would be required to take an immediate charge to earnings with a correlative effect on partners’ capital and balance sheet leverage as measured by debt to total capitalization.
During the fourth quarter of 2016, we performed goodwill impairment tests on our reporting units and recognized goodwill impairments of $638 million in the interstate transportation and storage segment and $32 million in the midstream segment. These goodwill impairments were primarily due to decreases in projected future revenues and cash flows driven by declines in commodity prices and changes in the markets that these assets serve. In 2015, we recorded goodwill impairments of $99 million related to Transwestern due primarily to the market declines in current and expected future commodity prices in the fourth quarter of 2015 and $106 million related to Lone Star Refinery Services due primarily to changes in assumptions related to potential future revenues as well as the market declines in current and expected future commodity prices, as well as $24 million of intangible asset impairments related to Lone Star NGL Refinery Services primarily due to the economic obsolescence identified as a result of expected decrease in future cash flows.
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
One of the ways that we have grown our business is through the construction of additions to our existing gathering, compression, treating, processing and transportation systems. The construction of new pipelines and related facilities (or the improvement and repair of existing facilities) involves numerous regulatory, environmental, political and legal uncertainties beyond our control and requires the expenditure of significant amounts of capital that we will be required to finance through borrowings, the issuance of additional equity or from operating cash flow. If we undertake these projects, they may not be completed on schedule, at all, or at the budgeted cost. A variety of factors outside our control, such as weather, natural disasters and difficulties in obtaining permits and rights-of-way or other regulatory approvals, as well as the performance by third-party contractors, may result in increased costs or delays in construction. Cost overruns or delays in completing a project could have a material adverse effect on our results of operations and cash flows. Moreover, our revenues may not increase immediately following the completion of a particular project. For instance, if we build a new pipeline, the construction will occur over an extended period of time, but we may not materially increase our revenues until long after the project’s completion. In addition, the success of a pipeline construction project will likely depend upon the level of oil and natural gas exploration and development drilling activity and the demand for pipeline transportation in the areas proposed to be serviced by the project as well as our ability to obtain commitments from producers in the area to utilize the newly constructed pipelines. In this regard, we may construct facilities to capture anticipated future growth in oil or natural gas production in a region in which such growth does not materialize. As a result, new facilities may be unable to attract enough throughput or contracted capacity reservation commitments to achieve our expected investment return, which could adversely affect our results of operations and financial condition.
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
During 2016, KMI, Calpine Energy Services, L.P., Trafigura US Inc., Natural Gas Exchange Inc. and XTO Energy Inc. collectively accounted for approximately 28% of our intrastate transportation and storage revenues.
With respect to our interstate transportation and storage operations we have an agreement with Chesapeake Energy Marketing, Inc. that provides for a 15-year commitment for firm transportation capacity on the Tiger pipeline of approximately 700 MMcf/d. We also have agreements with other shippers that provide for 10-year commitments for firm transportation capacity on the Tiger pipeline totaling approximately 1.4 Bcf/d, bringing the total shipper commitments to approximately 2.1 Bcf/d of firm transportation service in the Tiger pipeline project. Transwestern generates the majority of its revenues from long-term and short-term firm transportation contracts with natural gas producers, local distribution companies and end-users.
Our joint ventures, FEP and Citrus, also depend on key customers for the transport of natural gas through their pipelines. FEP has long-term agreements from a small number of major shippers for approximately 1.85 Bcf/d of firm transportation service on the 2.0 Bcf/d Fayetteville Express Pipeline, while Citrus has long-term agreements with its top two customers which accounted for 60% of its 2016 revenue.
During 2016, Chesapeake Energy Marketing, Inc., EnCana Marketing (USA), Inc., Shell Energy North America (US), L.P., Petrohawk Energy Corporation and Arizona Public Service Company collectively accounted for 27% of our interstate transportation and storage revenues.
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
The ability of interstate pipelines held in tax-pass-through entities, like us, to include an allowance for income taxes as a cost-of-service element in their regulated rates has been subject to extensive litigation before the FERC and the courts for a number of years. It is currently the FERC’s policy to permit pipelines to include in cost-of-service a tax allowance to reflect actual or potential income tax liability on their public utility income attributable to all partnership or limited liability company interests, to the extent that the ultimate owners have an actual or potential income tax liability on such income. Whether a pipeline’s owners have such actual or potential income tax liability will be reviewed by the FERC on a case-by-case basis. Under the FERC’s policy, we thus remain eligible to include an income tax allowance in the tariff rates we charge for interstate natural gas transportation. On December 15, 2016, FERC issued a Notice of Inquiry requesting energy industry input on how FERC should address income tax allowances in cost-based rates proposed by pipeline companies organized as part of a master limited partnership. FERC issued the Notice of Inquiry in response to a remand from the U.S. Court of Appeals for the D.C. Circuit in United Airlines v. FERC, in which the court determined that FERC had not justified its conclusion that an oil pipeline organized as a partnership would not “double recover” its taxes under the current policy by both including a tax allowance in its cost-based rates and earning a return on equity calculated on a pre-tax basis. We cannot predict whether FERC will successfully justify its conclusion that there is no double recovery of taxes under these circumstances or whether FERC will modify its current policy on either income tax allowances or return on equity calculations for pipeline companies organized as part of a master limited partnership. However, any modification that reduces or eliminates an income tax allowance for pipeline companies organized as a part of a master limited partnership or decreases the return on equity for such pipelines could result in an adverse impact on our revenues associated with the transportation and storage services we provide pursuant to cost-based rates. On December 23, 2016, FERC issued an Inquiry Regarding the Commission’s Policy for Recovery of Income Tax Credits. FERC is seeking comment regarding how to address any double recovery resulting from the Commission’s current income tax allowance and rate of return policies. The comment period with respect to the proposed rules extends until April 7, 2017.
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
Compliance with these requirements can be costly and burdensome. In addition, we cannot guarantee that the FERC will authorize tariff changes and other activities we might propose and to undertake in a timely manner and free from potentially burdensome conditions. Future changes to laws, regulations, policies and interpretations thereof may impair our access to capital markets or may impair the ability of our interstate pipelines to compete for business, may impair their ability to recover costs or may increase the cost and burden of operation.
Rate regulation or market conditions may not allow us to recover the full amount of increases in the costs of our crude oil, NGL and products pipeline operations.
Transportation provided on our common carrier interstate crude oil, NGL and products pipelines is subject to rate regulation by the FERC, which requires that tariff rates for transportation on these oil pipelines be just and reasonable and not unduly discriminatory. If we propose new or changed rates, the FERC or interested persons may challenge those rates and the FERC is authorized to suspend the effectiveness of such rates for up to seven months and to investigate such rates. If, upon completion of an investigation, the FERC finds that the proposed rate is unjust or unreasonable, it is authorized to require the carrier to refund revenues in excess of the prior tariff during the term of the investigation. The FERC also may investigate, upon complaint or on its own motion, rates that are already in effect and may order a carrier to change its rates prospectively. Upon an appropriate showing, a shipper may obtain reparations for damages sustained for a period of up to two years prior to the filing of a complaint.
The primary ratemaking methodology used by the FERC to authorize increases in the tariff rates of petroleum pipelines is price indexing. The FERC’s ratemaking methodologies may limit our ability to set rates based on our costs or may delay the use of rates that reflect increased costs. In October 2016, FERC issued an Advance Notice of Proposed Rulemaking seeking comment on a number of proposals, including: (1) whether the Commission should deny any increase in a rate ceiling or annual index-based rate increase if a pipeline’s revenues exceed total costs by 15% for the prior two years; (2) a new percentage comparison test that would deny a proposed increase to a pipeline’s rate or ceiling level greater than 5% above the barrel-mile cost changes; and (3) a requirement that all pipelines file indexed ceiling levels annually, with the ceiling levels subject to challenge and restricting the pipeline’s ability to carry forward the full indexed increase to a future period. The comment period with respect to the proposed rules extends until March 17, 2017. If the FERC’s indexing methodology changes, the new methodology could materially and adversely affect our financial condition, results of operations or cash flows.
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
In addition, if any of our pipelines were found to have provided services or otherwise operated in violation of the NGA, NGPA, or ICA, this could result in the imposition of administrative and criminal remedies and civil penalties, as well as a requirement to disgorge charges collected for such services in excess of the rate established by the FERC. Any of the foregoing could adversely affect revenues and cash flow related to these assets.
The absence of a quorum at FERC, if it persists, could limit our ability to construct new facilities and/or expand certain existing facilities, which could have a material and adverse impact on our business and result of operations.
The Federal Energy Regulatory Commission (“FERC” or the “Commission”) oversees, among other matters, the interstate sale at wholesale and transportation of natural gas, crude oil and refined petroleum products, as well as the construction and siting of liquefied natural gas, or LNG, facilities.  FERC’s authority includes reviewing proposals to site, construct, expand and/or retire interstate natural gas pipeline facilities.  As set forth in the Department of Energy Authorization Act (“DOE Act”), the Commission is composed of up to five Commissioners, who are to be appointed by the President and confirmed by the Senate.  The DOE Act requires that at least three Commissioners be present “for the transaction of business.”  Without such a quorum of three or more Commissioners, FERC is unable to act on matters that require a vote of its Commissioners.  Norman Bay, a FERC Commissioner and former Chairman of the Commission, resigned effective February 3, 2017.  With Commissioner Bay’s departure, only two FERC Commissioners remained in office, as there were already two vacancies prior to Commissioner Bay’s resignation.  FERC has therefore lacked the quorum required for its Commissioners to issues orders and take other actions since February 3.  While FERC staff may still issue certain routine or uncontested orders under authority delegated by the Commission while it had a quorum, and such delegated authority was broadened immediately prior to Commissioner Bay’s departure, FERC is currently unable to resolve contested cases or issue major new orders, such as certificates of public convenience and necessity for new interstate natural gas pipelines or the expansion of existing FERC-certificated pipelines.  The current limitations on FERC’s ability to act have not had a material effect on our operations, but if the absence of a quorum continues for a long enough period of time, our ability to construct new facilities and/or expand the capacity of our pipelines could be materially affected.  The absence of a quorum will continue until a new FERC Commissioner is nominated by the President and confirmed by the Senate, provided the two remaining FERC Commissioners remain in office.  The President has not yet nominated any new FERC Commissioners to fill the vacancies.

We may incur significant costs and liabilities resulting from performance of pipeline integrity programs and related repairs.
Pursuant to authority under the NGPSA and HLPSA, PHMSA has established a series of rules requiring pipeline operators to develop and implement integrity management programs for natural gas transmission and hazardous liquid pipelines that, in the event of a pipeline leak or rupture, could affect HCAs which are areas where a release could have the most significant adverse consequences, including high population areas, certain drinking water sources, and unusually sensitive ecological areas. These regulations require operators of covered pipelines to:

•	perform ongoing assessments of pipeline integrity;

•	identify and characterize applicable threats to pipeline segments that could impact a high consequence area;

•	improve data collection, integration and analysis;

•	repair and remediate the pipeline as necessary; and

•	implement preventive and mitigating actions.
In addition, states have adopted regulations similar to existing PHMSA regulations for intrastate gathering and transmission lines. At this time, we cannot predict the ultimate cost of compliance with applicable pipeline integrity management regulations, as the cost will vary significantly depending on the number and extent of any repairs found to be necessary as a result of the pipeline integrity testing. We will continue our pipeline integrity testing programs to assess and maintain the integrity of our pipelines. The results of these tests could cause us to incur significant and unanticipated capital and operating expenditures for repairs or upgrades deemed necessary to ensure the continued safe and reliable operation of our pipelines. Any changes to pipeline safety laws by Congress and regulations by PHMSA that result in more stringent or costly safety standards could have a significant adverse effect on us and similarly situated midstream operators. For example, in January 2017, PHMSA issued a final rule for hazardous liquid pipelines that significantly expands the reach of certain PHMSA integrity management requirements, such as, for example, periodic assessments, leak detection and repairs, regardless of the pipeline’s proximity to a HCA. The final rule also imposes new reporting requirements for certain unregulated pipelines, including all hazardous liquid gathering lines. However, the date of implementation of this final rule by publication in the Federal Register is uncertain given the recent change in Presidential Administrations. In a second example, in March 2016, PHMSA announced a proposed rulemaking that would impose new or more stringent requirements for certain natural gas lines and gathering lines including, among other things, expanding certain of PHMSA’s current regulatory safety programs for natural gas pipelines in newly defined “moderate consequence areas” that contain as few as 5 dwellings within a potential impact area; requiring gas pipelines installed before 1970 and thus excluded from certain pressure testing obligations to be tested to determine their MAOP; and requiring certain onshore and offshore gathering lines in Class I areas to comply with damage prevention, corrosion control, public education, MAOP limits, line markers and emergency planning standards. Additional requirements proposed by this proposed rulemaking would increase PHMSA’s integrity management requirements and also require consideration of seismicity in evaluating threats to pipelines. The changes adopted or proposed by these rulemakings or made in future legal requirements could have a material adverse effect on our results of operations and costs of transportation services.
Federal and state legislative and regulatory initiatives relating to pipeline safety that require the use of new or more stringent safety controls or result in more stringent enforcement of applicable legal requirements could subject us to increased capital costs, operational delays and costs of operation.
The NGPSA and HLPSA were amended by the 2011 Pipeline Safety Act. Among other things, the 2011 Pipeline Safety Act increased the penalties for safety violations and directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation, testing to confirm that the material strength of certain pipelines are above 30% of specified minimum yield strength, and operator verification of records confirming the MAOP of certain interstate natural gas transmission pipelines. More recently, in June 2016, the 2016 Pipeline Safety Act was passed, extending PHMSA’s statutory mandate through 2019 and, among other things, requiring PHMSA to complete certain of its outstanding mandates under the 2011 Pipeline Safety Act and developing new safety standards for natural gas storage facilities by June 22, 2018. The 2016 Pipeline Safety Act also empowers PHMSA to address imminent hazards by imposing emergency restrictions, prohibitions and safety measures on owners and operators of natural gas or hazardous liquid pipeline facilities without prior notice or an opportunity for a hearing. PHMSA issued interim regulations in October 2016 to implement the agency's expanded authority to address unsafe pipeline conditions or practices that pose an imminent hazard to life, property, or the environment. The safety enhancement requirements and other provisions of the 2011 Pipeline Safety Act as further amended by the 2016 Pipeline Safety Act as well as any implementation of PHMSA rules thereunder or any issuance or reinterpretation of guidance by PHMSA or any state agencies with respect thereto could require us to install new or modified safety controls, pursue additional capital projects, or conduct maintenance programs on an accelerated basis, any or all of which tasks could result in our incurring increased operating costs that could be significant and have a material adverse effect on our results of operations or financial condition.

Our business involves the generation, handling and disposal of hazardous substances, hydrocarbons and wastes which activities are subject to environmental and worker health and safety laws and regulations that may cause us to incur significant costs and liabilities.
Our operations are subject to stringent federal, tribal state, and local laws and regulations governing the discharge of materials into the environment, worker health and safety and protection of the environment. These laws and regulations may require the acquisition of permits for our operations, result in capital expenditures to manage, limit or prevent emissions, discharges or releases of various materials from our pipelines, plants and facilities, impose specific health and safety standards addressing worker protection, and impose substantial liabilities for pollution resulting from our operations. Several governmental authorities, such as the EPA and analogous state agencies have the power to enforce compliance with these laws and regulations and the permits issued under them and frequently mandate difficult and costly remediation measures and other actions. Failure to comply with these laws, regulations and permits may result in the assessment of significant administrative, civil and criminal penalties, the imposition of investigatory remedial and corrective action obligations, the occurrence of delays in permitting and performance of projects, and the issuance of injunctive relief. Certain environmental laws impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances, hydrocarbons or wastes have been disposed or released, even under circumstances where the substances, hydrocarbons or wastes have been released by a predecessor operator. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property and natural resource damage allegedly caused by noise, odor or the release of hazardous substances, hydrocarbons or wastes into the environment.
We may incur substantial environmental costs and liabilities because of the underlying risk arising out of our operations. Although we have established financial reserves for our estimated environmental remediation liabilities, additional contamination or conditions may be discovered, resulting in increased remediation costs, liabilities or natural resource damages that could substantially increase our costs for site remediation projects. Accordingly, we cannot assure you that our current reserves are adequate to cover all future liabilities, even for currently known contamination.
Changes in environmental laws and regulations occur frequently, and any such changes that result in more stringent and costly waste handling, emission standards, or storage, transport, disposal or remediation requirements could have a material adverse effect on our operations or financial position. For example, in October 2015, the EPA published a final rule under the Clean Air Act, lowering the NAAQS for ground-level ozone to 70 parts per billion for the 8-hour primary and secondary ozone standards. Compliance with this final rule or any other new regulations could, among other things, require installation of new emission controls on some of our equipment, result in longer permitting timelines or new restrictions or prohibitions with respect to permits or projects, and significantly increase our capital expenditures and operating costs, which could adversely impact our business. Historically, we have been able to satisfy the more stringent nitrogen oxide emission reduction requirements that affect our compressor units in ozone non-attainment areas at reasonable cost, but there is no assurance that we will not incur material costs in the future to meet the new, more stringent ozone standard.
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
Climate change legislation or regulations restricting emissions of “greenhouse gases” could result in increased operating costs and reduced demand for the services we provide.
Climate change continues to attract considerable public and scientific attention. As a result, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government to monitor and limit emissions of GHGs. These efforts have included consideration of cap-and-trade programs, carbon taxes and GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. At the federal level, no comprehensive climate change legislation has been implemented to date. The EPA has, however, adopted rules under authority of the Clean Air Act that, among other things, establish PSD construction and Title V operating permit reviews for GHG emissions from certain large stationary sources that are also potential major sources of certain principal, or criteria, pollutant emissions, which reviews could require securing PSD permits at covered facilities emitting GHGs and meeting "best available control technology" standards for those GHG emissions. In addition, the EPA has adopted rules requiring the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources in the U.S., including, among others, onshore processing, transmission, storage and distribution facilities. In October 2015, the EPA amended and expanded the GHG reporting requirements to all segments of the oil and natural gas industry, including gathering and boosting facilities and blowdowns of natural gas transmission pipelines.
Federal agencies also have begun directly regulating emissions of methane, a GHG, from oil and natural gas operations. In June 2016, the EPA published NSPS Subpart OOOOa standards that require certain new, modified or reconstructed facilities in the oil and natural gas sector to reduce these methane gas and volatile organic compound emissions. These Subpart OOOOa standards will expand previously issued NSPS Subpart OOOO standards by using certain equipment-specific emissions control practices, requiring additional controls for pneumatic controllers and pumps as well as compressors, and imposing leak detection and repair requirements for natural gas compressor and booster stations. Moreover, in November 2016, the EPA began seeking information about methane emissions from facilities and operators in the oil and natural gas industry that could be used to develop Existing Source Performance Standards. Additionally, in December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France preparing an agreement requiring member countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals every five years beginning in 2020. This “Paris agreement” was signed by the United States in April 2016 and entered into force in November 2016; however, this agreement does not create any binding obligations for nations to limit their GHG emissions, but rather includes pledges to voluntarily limit or reduce future emissions. The adoption and implementation of any international, federal or state legislation or regulations that require reporting of GHGs or otherwise restrict emissions of GHGs could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, demand for our services, results of operations, and cash flows. Finally, some scientists have concluded that increasing concentrations of GHG in the atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events that could have an adverse effect on our assets.
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
The federal Bureau of Ocean Energy Management (“BOEM”) and the federal Bureau of Safety and Environmental Enforcement (“BSEE”), each agencies of the U.S. Department of the Interior, have imposed more stringent permitting procedures and regulatory safety and performance requirements for new wells to be drilled in federal waters. Compliance with these more stringent regulatory requirements and with existing environmental and oil spill regulations, together with any uncertainties or inconsistencies in decisions and rulings by governmental agencies, delays in the processing and approval of drilling permits or exploration, development, oil spill-response and decommissioning plans, and possible additional regulatory initiatives could result in difficult and more costly actions and adversely affect or delay new drilling and ongoing development efforts.
In addition, new regulatory initiatives may be adopted or enforced by the BOEM or the BSEE in the future that could result in additional costs, delays, restrictions, or obligations with respect to oil and natural gas exploration and production operations conducted offshore by certain of our customers. For example, in April 2016, the BOEM published a proposed rule that would update existing air-emissions requirements relating to offshore oil and natural-gas activity on federal Outer Continental Shelf waters. In addition, in September 2016, the BOEM issued a Notice to Lessees and Operators that would bolster supplemental bonding procedures for the decommissioning of offshore wells, platforms, pipelines, and other facilities. These regulatory actions, or any new rules, regulations, or legal initiatives could delay or disrupt our customers operations, increase the risk of expired leases due to the time required to develop new technology, result in increased supplemental bonding and costs, limit activities in certain areas, or cause our customers’ to incur penalties, or shut-in production or lease cancellation. Also, if material spill events were to occur in the future, the United States or other countries could elect to issue directives to temporarily cease drilling activities offshore and, in any event, may from time to time issue further safety and environmental laws and regulations regarding offshore oil and gas exploration and development. The overall costs imposed on our customers to implement and complete any such spill response activities or any decommissioning obligations could exceed estimated accruals, insurance limits, or supplemental bonding amounts, which could result in the incurrence of additional costs to complete. We cannot predict with any certainty the full impact of any new laws or regulations on our customers’ drilling operations or on the cost or availability of insurance to cover some or all of the risks associated with such operations. The occurrence of any one or more of these developments could result in decreased demand for our services, which could have a material adverse effect on our business as well as our financial position, results of operation and liquidity.
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
As of December 31, 2016, approximately 17% of our workforce is covered by a number of collective bargaining agreements with various terms and dates of expiration. There can be no assurances that we will not experience a work stoppage in the future as a result of labor disagreements. Any work stoppage could, depending on the affected operations and the length of the work stoppage, have a material adverse effect on our business, financial position, results of operations or cash flows.
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
Mergers among customers and competitors could result in lower volumes being shipped on our pipelines or products stored in or distributed through our terminals, or reduced crude oil marketing margins or volumes.
Mergers between existing customers could provide strong economic incentives for the combined entities to utilize their existing systems instead of our systems in those markets where the systems compete. As a result, we could lose some or all of the volumes and associated revenues from these customers and could experience difficulty in replacing those lost volumes and revenues, which could materially and adversely affect our results of operations, financial position, or cash flows.
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
LCL, an entity whose parent is owned 60% by ETE and 40% by ETP, is in the process of developing a liquefaction project in conjunction with BG Group plc (“BG”) pursuant to a project development agreement entered into in September 2013 and scheduled to expire at the end of February 2017, subject to the parties’ rights to mutually extend the term. Pursuant to this agreement, each of LCL and BG are obligated to pay 50% of the development expenses for the liquefaction project, subject to reimbursement by the other party if such party withdraws from the project prior to both parties making a final investment decision (“FID”) to become irrevocably obligated to fully develop the project, subject to certain exceptions. Through December 31, 2016, LCL had incurred $110 million of development costs associated with the liquefaction project that were funded by ETE and ETP, and ETE and ETP have indicated that they intend to provide the funding necessary to complete the current development projects, but they have no obligation to do so. If ETE and ETP are unwilling or unable to provide funding to LCL for their share of the remaining development costs, or if BG is unwilling or unable to provide funding for its share of the remaining development costs, the liquefaction project could be delayed or cancelled.
The liquefaction project is subject to the right of each of LCL and BG to withdraw from the project in its sole discretion at any time prior to an affirmative FID.
The project development agreement provides that either LCL or BG may withdraw from the liquefaction project at any time prior to each party making an affirmative FID. LCL’s determination of whether to reach an affirmative FID is expected to be based upon a number of factors, including the expected cost to construct the liquefaction facility, the expected revenue to be generated by LCL pursuant to the terms of the liquefaction services agreement anticipated to be entered into between LCL and BG in connection with both parties reaching an affirmative FID, and the terms and conditions of the financing for the construction of the liquefaction facility. BG’s determination of whether to reach an affirmative FID is expected be based on a number of factors, including the expected tolling charges it would be required to pay under the terms of the liquefaction services agreement, the costs anticipated to be incurred by BG to purchase natural gas for delivery to the liquefaction facility, the costs to transport natural gas to the liquefaction facility, the costs to operate the liquefaction facility and the costs to transport LNG from the liquefaction facility to customers in foreign markets (particularly Europe and Asia) over the expected 25-year term of the liquefaction services agreement. As currently provided, the tolling charges payable to LCL under the liquefaction services agreement are anticipated to be based on a rate of return formula tied to the construction costs and financing costs for the liquefaction facility, these costs are anticipated to also have a significant bearing with respect to BG’s determination whether to reach an affirmative FID. As these costs fluctuate based on a variety of factors, including supply and demand factors affecting the price of natural gas in the United States, supply and demand factors affecting the price of LNG in foreign markets, supply and demand factors affecting the costs for construction services for large infrastructure projects in the United States, and general economic conditions, there can be no assurance that both LCL and BG will reach an affirmative FID to construct the liquefaction facility.
The construction of the liquefaction project remains subject to further approvals and some approvals may be subject to further conditions, review and/or revocation.
While a subsidiary of BG and LCL have received authorization from the DOE to export LNG to non-FTA countries, the non-FTA authorization is subject to review, and the DOE may impose additional approval and permit requirements in the future or revoke the non-FTA authorization should the DOE conclude that such export authorization is inconsistent with the public interest. The failure by LCL to timely maintain the approvals necessary to complete and operate the liquefaction project could have a material adverse effect on its operations and financial condition.
Protests and legal actions against our Dakota Access pipeline project have caused construction delays and may further delay the completion of the pipeline project.
During the summer of 2016, individuals affiliated with, or sympathetic to, the Standing Rock Sioux Tribe (the “SRST”) began gathering near a construction site on the Dakota Access pipeline project in North Dakota to protest the development of the pipeline project. Some of the protesters eventually trespassed on to the construction site, tampered with equipment, and disrupted construction activity at the site.  At this time, we are working with the various authorities to mitigate the effects of this largely unlawful protest. We believe that Dakota Access now has the necessary permits and approvals to perform all work on the pipeline project. In response to the protests, Dakota Access filed a lawsuit in federal court in North Dakota to restrain protestors from disrupting construction and also requested a temporary restraining order (“TRO”) against the Chairman of the SRST and the protestors. The U.S. District Court granted Dakota Access’s request for a TRO, and the defendants filed a motion to dismiss the case and dissolve the TRO. The Court later granted the defendants’ motions to dissolve the TRO. Dakota Access filed a response to the defendant’s motion to dismiss, and the Court has yet to rule. At this time, we cannot determine how long the protest will continue or how the legal action will be resolved. Construction work on the pipeline is ongoing, and, barring legal delays, we expect the final portion of the pipeline to be completed in March or April 2017. Additional protests or legal actions may arise in connection with our Dakota Access project or other projects. Trespass on to construction sites or our physical facilities, or other disruptions, could result in further damage to our assets, safety incidents, potential liability or project delays.
In July 2016, the U.S. Army Corps of Engineers (“USACE”) issued permits to Dakota Access consistent with environmental and historic preservation statutes for the pipeline to make two crossings of the Missouri River in North Dakota, including a crossing of the Missouri River at Lake Oahe. The USACE has also issued an easement to allow the pipeline to cross land owned by the USACE adjacent to the Missouri River in two locations. The SRST filed a lawsuit in the U.S. District Court for the District of Columbia against the USACE challenging the legality of the permits issued for the construction of the Dakota Access pipeline across those waterways and claiming violations of the National Historic Preservation Act (“NHPA”). The SRST also sought a preliminary injunction to rescind the USACE permits while the case is pending. Dakota Access’ moved to intervene in the case and that motion was granted by the Court. The SRST has also sought an emergency TRO to stop construction on the pipeline project. On September 9, 2016, the Court denied SRST’s motion for a preliminary injunction. After that decision, the Department of the Army, the Department of Justice, and the Department of the Interior released a joint statement stating that the USACE would not grant the easement for the land adjacent to Lake Oahe until the federal departments completed a review of the SRST’s claims in its lawsuit with respect to the USACE’s compliance with certain federal statutes in connection with its activities related to the granting of the permits. The SRST appealed the denial of the preliminary injunction to the U.S. Court of Appeals for the D.C. Circuit and filed an emergency motion for an injunction pending the appeal to the U.S. District Court. The U.S. District Court denied SRST’s emergency motion for an injunction pending the appeal. The SRST filed an amended complaint and added claims based on treaties between the tribes and the United States and statues governing the use of government property. The D.C. Circuit denied the SRST’s application for a stay pending appeal and later dismissed the SRST’s appeal of the denied TRO.
In December 2016, the Department of the Army announced that, although its prior actions complied with the law, it intended to conduct further environmental review of the crossing at Lake Oahe. In January 2017, pursuant to a presidential memorandum, the Department of the Army decided that no further environmental review was necessary and delivered Dakota Access an easement to cross Lake Oahe. Construction at the site is ongoing. In the fall of 2016, the Cheyenne River Sioux Tribe intervened alongside the SRST. After USACE gave Dakota Access its final easement, the Cheyenne River Sioux moved for a preliminary injunction and TRO blocking construction. These motions raised, for the first time, claims based on the religious rights of the tribe. The district court denied the TRO and has yet to decide whether to grant a preliminary injunction. The SRST has also moved for summary judgment on its claims against the government based on its treaty rights and the National Environmental Policy Act, and the district court is still considering this motion. Briefing is ongoing.
In addition, the Oglala and Yankton Sioux tribes have filed related lawsuits in an effort to prevent construction of the Dakota Access pipeline project.

While we believe that the pending lawsuits are unlikely to block construction or operation of the pipeline and that construction on the land adjacent to Lake Oahe will be completed in a timely manner, we cannot assure this outcome. Any significant delay imposed by the court will delay the receipt of revenue from this project. We cannot determine when or how these lawsuits will be resolved or the impact they may have on the Dakota Access project.
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
If we were treated as a corporation, we would pay federal income tax on our taxable income at the corporate tax rate, and we would likely pay additional state income taxes at varying rates. Distributions to Unitholders would generally be taxed again as corporate distributions, and none of our income, gains, losses or deductions would flow through to Unitholders. Because a tax would then be imposed upon us as a corporation, our cash available for distribution to Unitholders would be substantially reduced. Therefore, treatment of us as a corporation would result in a material reduction in the anticipated cash flow and after-tax return to the Unitholders, likely causing a substantial reduction in the value of our Common Units.
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
The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.
The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress propose and consider substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.
In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meaning of Section 7704 of the Internal Revenue Code of 1986, as amended (the “Final Regulations”) were published in the Federal Register. The Final Regulations are effective as of January 19, 2017, and apply to taxable years beginning on or after January 19, 2017. We do not believe the Final Regulations affect our ability to be treated as a partnership for U.S. federal income tax purposes.
However, any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will ultimately be enacted. Any similar or future legislative changes could negatively impact the value of an investment in our common units.
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
If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us, in which case our cash available for distribution to our Unitholders might be substantially reduced.
Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustment directly from us. To the extent possible under the new rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised Schedule K-1 to each unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our Unitholders take such audit adjustment into account in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current Unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such Unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our Unitholders might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.
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
Even though we (as a partnership for U.S. federal income tax purposes) are not subject to U.S. federal income tax, some of our operations are currently conducted through subsidiaries that are organized as corporations for U.S. federal income tax purposes. The taxable income, if any, of subsidiaries that are treated as corporations for U.S. federal income tax purposes, is subject to corporate-level U.S. federal income taxes, which may reduce the cash available for distribution to us and, in turn, to our Unitholders. If the IRS or other state or local jurisdictions were to successfully assert that these corporations have more tax liability than we anticipate or legislation was enacted that increased the corporate tax rate, the cash available for distribution could be further reduced. The income tax return filings positions taken by these corporate subsidiaries require significant judgment, use of estimates, and the interpretation and application of complex tax laws. Significant judgment is also required in assessing the timing and amounts of deductible and taxable items. Despite our belief that the income tax return positions taken by these subsidiaries are fully supportable, certain positions may be successfully challenged by the IRS, state or local jurisdictions.
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
We generally prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month (the “Allocation Date”), instead of on the basis of the date a particular unit is transferred. Similarly, we generally allocate certain deductions for depreciation of capital additions, gain or loss realized on a sale or other disposition of our assets and, in the discretion of the general partner, any other extraordinary item of income, gain, loss or deduction based upon ownership on the Allocation Date. Treasury Regulations allow a similar monthly simplifying convention, but such regulations do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to challenge our proration method, we may be required to change the allocation of items of income, gain, loss and deduction among our Unitholders.
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
We will be considered to have technically terminated as a partnership for federal income tax purposes if there is a sale or exchange of 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50% threshold has been met, multiple sales of the same unit will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all Unitholders which would require us to file two federal partnership tax returns (and our Unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year, and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a Unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in such Unitholder’s taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but it would result in us being treated as a new partnership for tax purposes on the technical termination date, and would be required to make new tax elections and could be subject to penalties if we were unable to determine in a timely manner that a termination occurred. The IRS has announced a relief procedure whereby a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the Partnership may be permitted to provide only a single Schedule K-1 to Unitholders for the two tax years within the fiscal year in which the termination occurs.
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
Risks Related to the Sunoco Logistics Merger
Our partnership agreement limits our General Partner’s fiduciary duties to our Unitholders and restricts the remedies available to Unitholders for actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty.
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
Because the market price of Sunoco Logistics common units will fluctuate prior to the consummation of the merger, ETP common unitholders cannot be sure of the market value of the Sunoco Logistics common units they will receive as merger consideration relative to the value of ETP common units they exchange.
The market value of the merger consideration that ETP common unitholders will receive in the merger will depend on the trading price of Sunoco Logistics’ common units at the closing of the merger. The exchange ratio that determines the number of Sunoco Logistics common units that ETP common unitholders will receive as consideration in the merger is fixed. This means that there is no mechanism contained in the merger agreement that would adjust the number of Sunoco Logistics common units that ETP common unitholders will receive as the merger consideration based on any decreases in the trading price of Sunoco Logistics common units. Unit price changes may result from a variety of factors (many of which are beyond Sunoco Logistics’ or ETP’s control), including:

•	changes in Sunoco Logistics’ business, operations and prospects;

•	changes in market assessments of Sunoco Logistics’ business, operations and prospects;

•	interest rates, general market, industry and economic conditions and other factors generally affecting the price of Sunoco Logistics common units; and

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which Sunoco Logistics operates.
Because the merger will be completed after the special meeting, at the time of the meeting, you will not know the exact market value of the Sunoco Logistics common units that you will receive upon completion of the merger. If Sunoco Logistics’ common unit price at the closing of the merger is less than Sunoco Logistics’ common unit price on the date that the merger agreement was signed, then the market value of the merger consideration received by ETP unitholders will be less than contemplated at the time the merger agreement was signed.
The fairness opinion rendered to the ETP Conflicts Committee by Barclays was based on Barclays’ financial analysis and considered factors such as market and other conditions then in effect, and financial forecasts and other information made available to Barclays, as of the date of the opinion. As a result, the opinion does not reflect changes in events or circumstances after the date of such opinion, including the amendment to the merger agreement. The ETP Conflicts Committee has not obtained, and does not expect to obtain, an updated fairness opinion from Barclays reflecting changes in circumstances that may have occurred since the signing of the merger agreement.
The fairness opinion rendered to the ETP Conflicts Committee by Barclays was provided in connection with, and at the time of, the evaluation of the merger and the merger agreement by the ETP Conflicts Committee. The opinion was based on the financial analyses performed, which considered market and other conditions then in effect, and financial forecasts and other information made available to Barclays, as of the date of the opinion, which may have changed, or may change, after the date of the opinion. The ETP Conflicts Committee has not obtained an updated opinion as of the date of the amendment to the merger agreement or subsequently from Barclays and does not expect to obtain an updated opinion prior to completion of the merger. Changes in the operations and prospects of Sunoco Logistics or ETP, general market and economic conditions and other factors that may be beyond the control of Sunoco Logistics and ETP, and on which the fairness opinion was based, may have altered the value of Sunoco Logistics or ETP or the prices of Sunoco Logistics common units or ETP common units since the date of such opinion, or may alter such values and prices by the time the merger is completed. The opinion does not speak as of any date other than the date of the opinion.
ETP is subject to provisions that limit its ability to pursue alternatives to the merger, which could discourage a potential competing acquirer of ETP from making a favorable alternative transaction proposal and, in specified circumstances under the merger agreement, would require ETP to reimburse up to $30 million of Sunoco Logistics’ out-of-pocket expenses and pay a termination fee to Sunoco Logistics of $630 million less any previous expense reimbursements.
Under the merger agreement, ETP is restricted from entering into alternative transactions. Unless and until the merger agreement is terminated, subject to specified exceptions, ETP is restricted from soliciting, initiating, knowingly facilitating, knowingly encouraging or knowingly inducing or negotiating, any inquiry, proposal or offer for a competing acquisition proposal with any person. In addition, ETP may not grant any waiver or release any standstill or similar agreement with respect to any units of ETP or any of its subsidiaries. Under the merger agreement, in the event of a potential change by the ETP Board of its recommendation with respect to the proposed merger in light of a superior proposal, ETP must provide Sunoco Logistics with five days’ notice to allow Sunoco Logistics to propose an adjustment to the terms and conditions of the merger agreement. These provisions could discourage a third party that may have an interest in acquiring all or a significant part of ETP from considering or proposing that acquisition, even if such third party were prepared to pay consideration with a higher per unit market value than the merger consideration, or might result in a potential competing acquirer of ETP proposing to pay a lower price than it would otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances.
If the merger agreement is terminated under specified circumstances, including if the ETP unitholder approval is not obtained, then ETP will be required to pay all of the reasonably documented out-of-pocket expenses incurred by Sunoco Logistics and its affiliates in connection with the merger agreement and the transactions contemplated thereby, up to a maximum amount of $30 million. In addition, if the merger agreement is terminated under specified circumstances, including due to an adverse recommendation change having occurred, ETP will be required to pay Sunoco Logistics a termination fee of $630 million, less any expenses previously paid by ETP. Following payment of the termination fee, ETP will not be obligated to pay any additional expenses incurred by Sunoco Logistics or its affiliates. If such a termination fee is payable, the payment of this fee could have material and adverse consequences to the financial condition and operations of ETP.
Directors and executive officers of ETP have certain interests that are different from those of ETP unitholders generally.
Directors and executive officers of ETP are parties to agreements or participants in other arrangements that give them interests in the merger that may be different from, or in addition to, the interests of other unitholders of ETP.
Sunoco Logistics and ETP may have difficulty attracting, motivating and retaining executives and other employees in light of the merger.
Uncertainty about the effect of the merger on Sunoco Logistics’ and ETP’s respective employees may have an adverse effect on us and the combined organization. This uncertainty may impair Sunoco Logistics’ and ETP’s ability to attract, retain and motivate personnel until the merger is completed. Employee retention may be particularly challenging during the pendency of the merger, as employees may feel uncertain about their future roles with the combined organization. In addition, Sunoco Logistics and ETP may have to provide additional compensation in order to retain employees. If employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to become employees of the combined organization, the ability of Sunoco Logistics and ETP to realize the anticipated benefits of the merger could be reduced. Also, if the merger is not completed, it may be difficult and expensive for Sunoco Logistics and ETP to recruit and hire replacements for such employees.
Sunoco Logistics and ETP are each subject to contractual restrictions while the merger is pending, which could materially and adversely affect each of their respective business and operations, and, pending the completion of the transaction, our business and operations could be materially and adversely affected.
Under the terms of the merger agreement for the merger, each of Sunoco Logistics and ETP is subject to certain restrictions on the conduct of business prior to completing the transaction, which may adversely affect its respective ability to execute certain business strategies without first obtaining consent from the other party, including its ability in certain cases to enter into contracts, incur capital expenditures or grow its business. The merger agreement also restricts ETP’s ability to solicit, initiate or encourage alternative acquisition proposals with any third party and may deter a potential acquirer from proposing an alternative transaction or may limit our ability to pursue any such proposal. Such limitations could negatively affect our business and operations prior to the completion of the proposed transaction.
Furthermore, the process of planning to integrate two businesses and organizations for the post-merger period can divert management attention and resources and could ultimately have an adverse effect on us.
In connection with the pending merger, it is possible that some customers, suppliers and other persons with whom ETP has business relationships may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationship as a result of the transaction, which could negatively affect our revenues, earnings and cash flows, as well as the market price of our common units, regardless of whether the transaction is completed.
Sunoco Logistics and ETP will incur substantial transaction-related costs in connection with the merger.
Sunoco Logistics and ETP expects to incur a number of non-recurring merger-related costs associated with completing the merger, combining the operations of the two companies, and achieving desired synergies. These fees and costs will be substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of Sunoco Logistics’ and ETP’s businesses. There can be no assurance that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental transaction-related costs over time. Thus, any net benefit may not be achieved in the near term, the long term or at all.

Failure to successfully combine the businesses of Sunoco Logistics and ETP in the expected time frame may adversely affect the future results of the combined organization, and, consequently, the value of the Sunoco Logistics common units that ETP common unitholders receive as part of the merger consideration.
The success of the proposed merger will depend, in part, on the ability of Sunoco Logistics to realize the anticipated benefits and synergies from combining the businesses of Sunoco Logistics and ETP. To realize these anticipated benefits, the businesses must be successfully combined. If the combined organization is not able to achieve these objectives, or is not able to achieve these objectives on a timely basis, the anticipated benefits of the merger may not be realized fully or at all. In addition, the actual integration may result in additional and unforeseen expenses, which could reduce the anticipated benefits of the merger. These integration difficulties could result in declines in the market value of Sunoco Logistics’ common units and, consequently, result in declines in the market value of the Sunoco Logistics common units that ETP common unitholders receive as part of the merger consideration.
The completion of the merger is subject to the satisfaction of certain conditions to closing, and the date that the merger would be consummated is uncertain.
The completion of the merger is subject to the absence of a material adverse change to the business or results of operation of Sunoco Logistics and ETP, the receipt of necessary regulatory approvals, the approval of the merger by a majority of the outstanding ETP common units and the satisfaction or waiver of other conditions specified in the merger agreement related to the merger. In the event those conditions to closing are not satisfied or waived, we would not complete the merger.
While we expect the merger will be completed in April 2017, the completion date of the merger might be later than expected due to delays in obtaining ETP unitholder approval or other unforeseen events.
Failure to complete the merger, or significant delays in completing the merger, could negatively affect the trading price of our common units and our future business and financial results.
Completion of the merger is not assured and is subject to risks, including the risks that approval of the merger by ETP’s unitholders or governmental agencies is not obtained or that other closing conditions are not satisfied. If the merger is not completed, or if there are significant delays in completing the merger, it could negatively affect the trading price of Sunoco Logistics’ and ETP’s respective common units and their future business and financial results, and Sunoco Logistics and ETP will be subject to several risks, including the following:

•	liability for damages under the terms and conditions of the merger agreement;

•
negative reactions from the financial markets, including declines in the price of Sunoco Logistics’ and ETP’s common units due to the fact that current prices may reflect a market assumption that the merger will be completed; and

•
the attention of Sunoco Logistics’ and ETP’s management will have been diverted to the merger rather than its own operations and pursuit of other opportunities that could have been beneficial to Sunoco Logistics or ETP.

If a governmental authority asserts objections to the merger, Sunoco Logistics and ETP may be unable to complete the merger or, in order to do so, Sunoco Logistics and ETP may be required to comply with material restrictions or satisfy material conditions.
The closing of the merger is subject to the condition that there is no law, injunction, judgment or ruling by a governmental authority in effect enjoining, restraining, preventing or prohibiting the merger contemplated by the merger agreement. If a governmental authority asserts objections to the merger, Sunoco Logistics or ETP may be required to divest assets or accept other remedies in order to complete the merger. There can be no assurance as to the cost, scope or impact of the actions that may be required to address any governmental authority objections to the merger. If Sunoco Logistics or ETP takes such actions, it could be detrimental to it or to the combined organization following the consummation of the merger. Furthermore, these actions could have the effect of delaying or preventing completion of the proposed merger or imposing additional costs on or limiting the revenues or cash available for distribution of the combined organization following the consummation of the merger.
Additionally, state attorneys general could seek to block or challenge the merger as they deem necessary or desirable in the public interest at any time, including after completion of the transaction. In addition, in some circumstances, a third party could initiate a private action under antitrust laws challenging or seeking to enjoin the merger, before or after it is completed. Sunoco Logistics may not prevail and may incur significant costs in defending or settling any action under the antitrust laws.
If the merger is approved by ETP common unitholders, the date that ETP unitholders will receive the merger consideration is uncertain.
Completing the proposed merger is subject to several conditions, not all of which are controllable or waivable by Sunoco Logistics or ETP. Accordingly, if the proposed merger is approved by ETP unitholders, the date that ETP common unitholders will receive the merger consideration depends on the completion date of the merger, which is uncertain.

ETP’s and Sunoco Logistics’ financial estimates are based on various assumptions that may not prove to be correct.
The financial estimates set forth in the forecast provided to the ETP Board and Sunoco Logistics Board, as applicable, and the ETP Conflicts Committee and Sunoco Logistics Conflicts Committee, as applicable, and their respective financial advisors are based on assumptions of, and information available to, ETP and Sunoco Logistics at the time they were prepared. Neither ETP nor Sunoco Logistics knows whether such assumptions will prove correct. Any or all of such estimates may turn out to be wrong. Such estimates can be adversely affected by inaccurate assumptions or by known or unknown risks and uncertainties, many of which are beyond ETP’s and Sunoco Logistics’ control. Many factors, including the risks outlined in this “Risk Factors” section, will be important in determining ETP’s and Sunoco Logistics’ future results. As a result of these contingencies, actual future results may vary materially from ETP’s and Sunoco Logistics’ estimates.
ETP’s and Sunoco Logistics’ financial estimates were not prepared with a view toward public disclosure, and such financial estimates were not prepared with a view toward compliance with published guidelines of any regulatory or professional body. Further, any forward-looking statement speaks only as of the date on which it is made, and ETP and Sunoco Logistics undertake no obligation, other than as required by applicable law, to update their respective financial estimates to reflect events or circumstances after the date those financial estimates were prepared or to reflect the occurrence of anticipated or unanticipated events or circumstances.
The financial estimates were prepared by, and are the responsibility of, ETP and Sunoco Logistics alone. Moreover, neither ETP’s or Sunoco Logistics’ independent accountants, Grant Thornton LLP, nor any other independent accountants, have compiled, examined or performed any procedures with respect to ETP’s or Sunoco Logistics’ prospective financial information nor have they expressed any opinion or any other form of assurance on such information or its achievability, and, accordingly, Grant Thornton LLP assumes no responsibility for, and disclaims any association with, ETP’s or Sunoco Logistics’ prospective financial information. The reports of Grant Thornton LLP relate exclusively to the historical financial information of the entities named in those reports and do not cover any other information and should not be read to do so.
The number of outstanding Sunoco Logistics common units will increase as a result of the merger, which could make it more difficult for Sunoco Logistics to pay the current level of quarterly distributions.
As of February 22, 2017, there were more than 322 million Sunoco Logistics common units outstanding. Sunoco Logistics will issue approximately 827 million common units in connection with the merger. Accordingly, the aggregate dollar amount required to pay the current per unit quarterly distribution on all Sunoco Logistics common units will increase, which could increase the likelihood that Sunoco Logistics will not have sufficient funds to pay the current level of quarterly distributions to all Sunoco Logistics unitholders. Using a $0.52 per Sunoco Logistics common unit distribution (the amount Sunoco Logistics paid with respect to the fourth fiscal quarter of 2016 on February 14, 2017 to holders of record as of February 7, 2017), the aggregate cash distribution paid to Sunoco Logistics unitholders totaled approximately $272 million, including a distribution of $105 million to Sunoco Logistics GP in respect of its general partner interest and ownership of incentive distribution rights. Using the same $0.52 per Sunoco Logistics common unit distribution, the combined pro forma Sunoco Logistics distribution with respect to the fourth fiscal quarter of 2016, had the merger been completed prior to such distribution, would have resulted in total cash distributions of approximately $796 million, including a distribution of $233 million to Sunoco Logistics GP in respect of its general partner interest and incentive distribution rights.
ETP common unitholders will have a reduced ownership after the merger.
When the merger occurs, each ETP common unitholder that receives Sunoco Logistics common units will become a unitholder of Sunoco Logistics with a percentage ownership of the combined organization that is smaller than such unitholder’s percentage ownership of ETP. Assuming that the merger had been completed on December 31, 2016, current ETP common unitholders would have owned approximately 75.6% of the combined entity based on the number of ETP and Sunoco Logistics common units outstanding at that date.
Sunoco Logistics common units to be received by ETP common unitholders as a result of the merger have different rights from ETP common units.
Following completion of the merger, ETP common unitholders will no longer hold ETP common units, but will instead be unitholders of Sunoco Logistics. There are important differences between the rights of ETP unitholders and the rights of Sunoco Logistics unitholders.
A downgrade in Sunoco Logistics’ or its subsidiaries’ credit ratings following the merger could impact the combined entity’s access to capital and costs of doing business, and maintaining credit ratings is under the control of independent third parties.
Following the merger, Sunoco Logistics will be a more leveraged entity on a consolidated basis than it is prior to the merger, and the merger may cause rating agencies to reevaluate Sunoco Logistics and its subsidiaries’ ratings. A downgrade of Sunoco Logistics or its subsidiaries’ credit ratings might increase Sunoco Logistics and its subsidiaries’ cost of borrowing and could require Sunoco Logistics to post collateral with third parties, negatively impacting its available liquidity. Sunoco Logistics and its subsidiaries’ ability to access capital markets could also be limited by a downgrade of its credit ratings and other disruptions.

Credit rating agencies perform independent analysis when assigning credit ratings. The analysis includes a number of criteria including, but not limited to, business composition, market and operational risks, as well as various financial tests. Credit rating agencies continue to review the criteria for industry sectors and various debt ratings and may make changes to those criteria from time to time. Credit ratings are not recommendations to buy, sell or hold investments in the rated entity. Ratings are subject to revision or withdrawal at any time by the rating agencies, and Sunoco Logistics cannot assure you that it will maintain its current credit ratings.
No ruling has been obtained with respect to the U.S. federal income tax consequences of the merger.
No ruling has been or will be requested from the IRS with respect to the U.S. federal income tax consequences of the merger. Instead, Sunoco Logistics and ETP are relying on the opinions of their respective counsel as to the U.S. federal income tax consequences of the merger, and such counsel’s conclusions may not be sustained if challenged by the IRS.
The expected U.S. federal income tax consequences of the merger are dependent upon Sunoco Logistics and ETP being treated as partnerships for U.S. federal income tax purposes.
If either Sunoco Logistics or ETP were to be treated as a corporation for U.S. federal income tax purposes, the consequences of the merger would be materially different. If Sunoco Logistics were to be treated as a corporation for U.S. federal income tax purposes, the merger would likely be a fully taxable transaction to ETP common unitholders.
ETP common unitholders could recognize taxable income or gain for U.S. federal income tax purposes as a result of the merger.
Although for state law purposes ETP will become a wholly owned subsidiary of Sunoco Logistics in the merger, for U.S. federal income tax purposes, ETP (rather than Sunoco Logistics) will be treated as the continuing partnership following the merger. As a result, for U.S. federal income tax purposes, Sunoco Logistics will be deemed to contribute all of its assets to ETP in exchange for ETP units and the assumption of Sunoco Logistics’ liabilities, followed by a liquidation of Sunoco Logistics in which ETP units are distributed to Sunoco Logistics unitholders. In addition, as a result of the merger, Sunoco Logistics unitholders will become limited partners of ETP for U.S. federal income tax purposes and will be allocated a share of ETP’s nonrecourse liabilities. No ETP common unitholder should recognize any income, gain or loss, for U.S. federal income tax purposes as a result of the merger other than any gain recognized as a result of decreases in partnership liabilities pursuant to Section 752 of the Code. Each ETP common unitholder’s share of ETP’s nonrecourse liabilities will be recalculated following the merger. Any resulting increase or decrease in an ETP common unitholder’s nonrecourse liabilities will result in a corresponding increase or decrease in such unitholder’s adjusted tax basis in its ETP common units. A reduction in a common unitholder’s share of nonrecourse liabilities would, if such reduction exceeds the unitholder’s tax basis in his or her ETP common units, under certain circumstances, result in the recognition of taxable gain by an ETP common unitholder.
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
As of December 31, 2016, Sunoco, Inc. is a defendant in six cases, including cases initiated by the States of New Jersey, Vermont, Pennsylvania, Rhode Island, and two others by the Commonwealth of Puerto Rico with the more recent Puerto Rico action being a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. Four of these cases are venued in a multidistrict litigation proceeding in a New York federal court. The New Jersey, Puerto Rico, Vermont, and Pennsylvania cases assert natural resource damage claims.
Fact discovery has concluded with respect to an initial set of 19 sites each that will be the subject of the first trial phase in the New Jersey case and the initial Puerto Rico case. The initial set of 19 New Jersey trial sites are now pending before the United States District Judge for the District of New Jersey, the Hon. Freda L. Wolfson for the pre-trial and trial phases. Judge Wolfson then referred the case to United States Magistrate Judge for the District of New Jersey, the Hon. Lois H. Goodman. Judge Goodman conducted a status conference with all of the parties and inquired whether the parties will engage in a global mediation and instructed the parties to exchange possible mediator names. All parties agreed to participate in global settlement discussions in a global mediation forum before Hon. Garrett Brown (Ret.), a Judicial Arbitration Mediation Service mediator. The remaining portion of the New Jersey case remains in the multidistrict litigation. The first mediation session with Judge Brown is scheduled for November 2 through November 3, 2016. In early 2017, Sunoco, Inc. and two other co-defendants reached a settlement in principle with the State of New Jersey, subject to the parties agreeing on the terms and conditions of a Settlement and Release agreement. It is reasonably possible that a loss may be realized in the remaining cases; however, we are unable to estimate the possible loss or range of loss in excess of amounts accrued. Management believes that an adverse determination with respect to one or more of the MTBE cases could have a significant impact on results of operations during the period in which any said adverse determination occurs, but does not believe that any such adverse determination would have a material adverse effect on the Partnership’s consolidated financial position.
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
In April 2015 and October 2016, the PHMSA issued separate Notices of Probable Violation ("NOPVs") and a Proposed Compliance Order ("PCO") related to Sunoco Logistics’ West Texas Gulf pipeline in connection with repairs being carried out on the pipeline and other administrative and procedural findings. The proposed penalties are in excess of $100,000. Sunoco Logistics does not expect there to be a material impact to its results of operations, cash flows or financial position.
In April 2016, the PHMSA issued a NOPV, PCO and Proposed Civil Penalty related to certain procedures carried out during construction of Sunoco Logistics’ Permian Express 2 pipeline system in Texas.  The proposed penalties are in excess of $100,000. Sunoco Logistics does not expect there to be a material impact to its results of operations, cash flows or financial position.
In June 2016, the PHMSA issued NOPVs and a PCO in connection with alleged violations on Sunoco Logistics’ Texas crude oil pipeline system. The proposed penalties are in excess of $100,000. Sunoco Logistics does not expect there to be a material impact to its results of operations, cash flows or financial position.

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
Additionally, we have received notices of violations and potential fines under various federal, state and local provisions relating to the discharge of materials into the environment or protection of the environment. While we believe that even if any one or more of the environmental proceedings listed above were decided against us, it would not be material to our financial position, results of operations or cash flows, we are required to report governmental proceedings if we reasonably believe that such proceedings will result in monetary sanctions in excess of $0.1 million.
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

	Price Range		Cash Distribution(1)
	High	Low
Fiscal Year 2016
Fourth Quarter	$40.70	$32.67	$1.0550
Third Quarter	43.50	35.02	1.0550
Second Quarter	41.29	29.86	1.0550
First Quarter	35.39	18.62	1.0550

Fiscal Year 2015
Fourth Quarter	$47.53	$27.44	$1.0550
Third Quarter	54.64	36.84	1.0550
Second Quarter	59.37	51.73	1.0350
First Quarter	66.58	53.25	1.0150

(1)	Distributions are shown in the quarter with respect to which they relate. Please see “Cash Distribution Policy” below for a discussion of our policy regarding the payment of distributions.
Description of Units
Common Units
As of February 17, 2017, there were approximately 591,346 individual Common Unitholders, which includes Common Units held in street name. The Common Units are entitled to distributions of Available Cash as described below under “Cash Distribution Policy.”
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

Class H Units
ETE owns 81.0 million Class H units representing limited partner interests in ETP (the “Class H Units”), which are generally entitled to (i) allocations of profits, losses and other items from ETP corresponding to 90.05% of the profits, losses, and other items allocated to ETP by Sunoco Partners with respect to the IDRs and general partner interest in Sunoco Logistics held by Sunoco Partners and (ii) distributions from available cash at ETP for each quarter equal to 90.05% of the cash distributed to ETP by Sunoco Partners with respect to the IDRs and general partner interest in Sunoco Logistics held by Sunoco Partners for such quarter and, to the extent not previously distributed to holders of the Class H Units, for any previous quarters.
In connection with ETP’s issuance of Class H units, ETP also issued 100 Class I Units, as described below, that provided distributions to ETE to offset IDR subsidies previously provided to ETP. These IDR subsidies, including the impact from distributions on Class I Units, were reduced by $55 million in 2015 and $30 million in 2016.
Class I Units
The Class I Units are held by ETE and are generally entitled to: (i) pro rata allocations of gross income or gain until the aggregate amount of such items allocated to the holders of the Class I Units for the current taxable period and all previous taxable periods is equal to the cumulative amount of all distributions made to the holders of the Class I Units and (ii) after making cash distributions to Class H Units, any additional available cash deemed to be either operating surplus or capital surplus with respect to any quarter will be distributed to the Class I Units in an amount equal to the excess of the distribution amount set forth in our Partnership Agreement, as amended, (the “Partnership Agreement”) for such quarter over the cumulative amount of available cash previously distributed commencing with the quarter ending March 31, 2015 until the quarter ended December 31, 2016. The impact of (i) the IDR subsidy adjustments and (ii) the Class I Unit distributions, along with the currently effective IDR subsidies, is included in the table below under “Quarterly Distributions of Available Cash.”
Class J Units
On July 27, 2016, the Partnership issued to ETE an aggregate amount of 180 Class J units representing limited partner interests in the Partnership (the “Class J Units”). A portion of the additional Class J Units will be issued during each of 2016, 2017 and 2018. Each Class J Unit is entitled to an allocation of $10.0 million of depreciation, amortization, depletion or other form of cost-recovery during the year in which such Class J Unit was issued; no Class J Unit is entitled to any other allocations of depreciation, amortization, depletion or other cost-recovery in any other year, and such units are not entitled to any cash distributions at any time. In exchange for the issuance of the Class J Units, ETP’s partnership agreement was amended to further reduce incentive distributions commencing with the quarter ended June 30, 2016 and ending with the quarter ending December 31, 2017, in an aggregate amount of $720 million.
Class K Units
On December 29, 2016, the Partnership issued to certain of its indirect subsidiaries, in exchange for cash contributions and the exchange of outstanding common units representing limited partner interests in the Partnership, Class K Units, each of which is entitled to a quarterly cash distribution of $0.67275 per Class K Unit prior to ETP making distributions of available cash to any class of units other than the Class H Units and the Class I Units, excluding any cash available distributions or dividends or capital stock sales proceeds received by ETP from ETP Holdco.  As of December 31, 2016, a total of 101,525,429 Class K Units were held by indirect subsidiaries of ETP.
General Partner Interest
As of December 31, 2016, our General Partner owned an approximate 0.5% general partner interest in us and the holders of Common Units, Class E, Class G, Class H, Class I, Class J and Class K Units collectively owned a 99.5% limited partner interest in us.
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

•
First, 100% to all Common Unitholders, Class E Unitholders, Class G Unitholders, Class K Unitholders and the general partner, in accordance with their percentage interests, until each Common Unit has received $0.25 per unit for such quarter (the “minimum quarterly distribution”);

•
Second, 100% to all Common Unitholders, Class E Unitholders, Class G Unitholders, Class K Unitholders and the general partner, in accordance with their respective percentage interests, until each Common Unit has received $0.275 per unit for such quarter (the “first target distribution”);

•
Third, (i) to the general partner in accordance with its percentage interest, (ii) 13% to the holders of the IDRs, pro rata, and (iii) to all Common Unitholders, Class E Unitholders, Class G Unitholders and Class K Unitholders, pro rata, a percentage equal to 100% less the percentages applicable to the general partner and holders of the IDRs, until each Common Unit has received $0.3175 per unit for such quarter (the “second target distribution”);

•
Fourth, (i) to the general partner in accordance with its percentage interest, (ii) 23% to the holders of the IDRs, pro rata, and (iii) to all Common Unitholders, Class E Unitholders, Class G Unitholders and Class K Unitholders, pro rata, a percentage equal to 100% less the percentages applicable to the general partner and holders of the IDRs, until each Common Unit has received $0.4125 per unit for such quarter (the “third target distribution”); and

•
Fifth, thereafter, (i) to the general partner in accordance with its percentage interest, (ii) 48% to the holder of the IDRs, pro rata, and (iii) to all Common Unitholders, Class E Unitholders, Class G Unitholders and Class K Unitholders, pro rata, a percentage equal to 100% less the percentages applicable to the general partner and holders of the IDRs.

The allocation of distributions among the Common, Class E, Class G, Class H and Class K Unitholders and the General Partner is based on their respective interests as of the record date for such distributions.
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
IDR Subsidies and Other Distribution Adjustments
As described above, our partnership agreement requires certain incentive distributions to the holders of the IDRs.
ETE agreed to relinquish its right to the following amounts of incentive distributions in future periods, including distributions on Class I Units:

Total Year
2017	$626
2018	138
2019	128
Each year beyond 2019	33
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.
Securities Authorized for Issuance Under Equity Compensation Plans
For information on the securities authorized for issuance under ETP’s equity compensation plans, see Item 12.

ITEM 6.  SELECTED FINANCIAL DATA
The selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical consolidated financial statements and the accompanying notes thereto included elsewhere in this report. The amounts in the table below, except per unit data, are in millions.

	Years Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data:
Total revenues	$21,827	$34,292	$55,475	$48,335	$16,964
Operating income	1,802	2,259	2,443	1,619	1,425
Income from continuing operations	624	1,521	1,235	713	1,754
Basic income (loss) from continuing operations per Common Unit	(2.06)	(0.09)	1.58	(0.23)	4.93
Diluted income (loss) from continuing operations per Common Unit	(2.06)	(0.10)	1.58	(0.23)	4.91
Cash distributions per unit	4.22	4.16	3.86	3.61	3.58
Balance Sheet Data (at period end):
Total assets	70,191	65,173	62,518	49,900	48,394
Long-term debt, less current maturities	31,741	28,553	24,831	19,761	17,599
Total equity	26,527	27,031	25,311	18,694	19,982
Other Financial Data:
Capital expenditures:
Maintenance (accrual basis)	368	485	444	391	347
Growth (accrual basis)	5,442	7,682	5,050	2,936	3,186
Cash paid for acquisitions	1,227	804	2,367	1,737	1,364

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

•	Liquids operations, including NGL transportation, storage and fractionation services.

•	Crude oil, NGLs and refined product transportation, terminalling services and acquisition and marketing activities through Sunoco Logistics.
Recent Developments
Sunoco Logistics’ Permian Express Partners
In February 2017, Sunoco Logistics formed Permian Express Partners LLC ("PEP"), a strategic joint venture, with ExxonMobil Corp. Sunoco Logistics contributed its Permian Express 1, Permian Express 2 and Permian Longview and Louisiana Access pipelines. ExxonMobil Corp. contributed its Longview to Louisiana and Pegasus pipelines; Hawkins gathering system; an idle pipeline in southern Oklahoma; and its Patoka, Illinois terminal. Sunoco Logistics’ ownership percentage is approximately 85%. Upon commencement of operations on the Bakken Pipeline, Sunoco Logistics will contribute its investment in the project, with a corresponding increase in its ownership percentage in PEP. Sunoco Logistics maintains a controlling financial and voting interest in PEP and is the operator of all of the assets. As such, PEP will be reflected as a consolidated subsidiary of Sunoco Logistics. ExxonMobil Corp.’s interest will be reflected as noncontrolling interest in Sunoco Logistics’ consolidated balance sheet.
Series A Preferred Units Redemption
In January 2017, ETP repurchased all of its 1.91 million outstanding Series A Preferred Units for cash in the aggregate amount of $53 million.
ETP and Sunoco Logistics Merger
In November 2016, ETP and Sunoco Logistics entered into a merger agreement providing for the acquisition of ETP by Sunoco Logistics in a unit-for-unit transaction. Under the terms of the transaction, ETP unitholders will receive 1.5 common units of Sunoco Logistics for each common unit of ETP they own. Under the terms of the merger agreement, Sunoco Logistics’ general partner will be merged with and into ETP GP, with ETP GP surviving as an indirect wholly-owned subsidiary of ETE. The transaction is expected to close in April 2017.
PennTex Acquisition
On November 1, 2016, ETP acquired certain interests in PennTex from various parties for total consideration of approximately $627 million in ETP units and cash. Through this transaction, ETP acquired a controlling financial interest in PennTex, whose assets complement ETP’s existing midstream footprint in northern Louisiana.
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
Bakken Equity Sale
On August 2, 2016, Bakken Holdings Company LLC, an entity in which ETP indirectly owns a 60% membership interest and Sunoco Logistics indirectly owns a 40% membership interest, agreed to sell a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by Marathon Petroleum Corporation and Enbridge Energy Partners, L.P. for $2.00 billion in cash. This transaction closed in February 2017. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access, LLC (“Dakota Access”) and Energy Transfer Crude Oil Company, LLC (“ETCO”). The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. ETP will continue to consolidate Dakota Access and ETCO subsequent to this transaction. Upon closing, ETP and Sunoco Logistics collectively own a 38.25% interest in the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the "Bakken Pipeline"), and MarEn Bakken Company owns 36.75% and Phillips 66 owns 25.00% in the Bakken Pipeline.
Bakken Financing
In August 2016, ETP, Sunoco Logistics and Phillips 66 announced the completion of the project-level financing of the Bakken Pipeline. The $2.50 billion credit facility is anticipated to provide substantially all of the remaining capital necessary to complete the projects. As of December 31, 2016, $1.10 billion was outstanding under this credit facility.
Bayou Bridge
In April 2016, Bayou Bridge Pipeline, LLC (“Bayou Bridge”), a joint venture among ETP, Sunoco Logistics and Phillips 66 Partners LP, began commercial operations on the 30-inch segment of the pipeline from Nederland, Texas to Lake Charles, Louisiana. ETP and Sunoco Logistics each hold a 30% interest in the entity and Sunoco Logistics is the operator of the system.
Sunoco Retail to Sunoco LP
In March 2016, ETP contributed to Sunoco LP its remaining 68.42% interest in Sunoco, LLC and 100% interest in the legacy Sunoco, Inc. retail business for $2.23 billion. Sunoco LP paid $2.20 billion in cash, including a working capital adjustment and issued 5.7 million Sunoco LP common units to Retail Holdings, a wholly-owned subsidiary of the Partnership. The transaction was effective January 1, 2016. In connection with this transaction, the Partnership deconsolidated the legacy Sunoco, Inc. retail business, including goodwill of $1.29 billion and intangible assets of $294 million. The results of Sunoco, LLC and the legacy Sunoco, Inc. retail business’ operations have not been presented as discontinued operations and Sunoco, Inc.’s retail business assets and liabilities have not been presented as held for sale in the Partnership’s consolidated financial statements.
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
Our principal operations as of December 31, 2016 included the following segments:

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

Trends and Outlook
We continue to evaluate and execute strategies to enhance unitholder value through growth, as well as the integration and optimization of our diversified asset portfolio. We intend to continue our goal of maintaining a distribution coverage ratio of 1.05x, thereby promoting a prudent balance between distribution rate increases and enhanced financial flexibility and strength while maintaining our investment grade ratings. We anticipate significant earnings growth in 2017 from the completion of our fully-contracted project backlog. We also continue to seek asset optimization opportunities through strategic transactions among us and our subsidiaries and/or affiliates, and we expect to continue to evaluate and execute on such opportunities. As we have in the past, we will evaluate growth projects and acquisitions as such opportunities may be identified in the future, and we believe that the current capital markets are conducive to funding such future projects.
With respect to commodity prices, crude oil and NGL prices have rebounded sharply from the lows experienced in early 2016. Current commodity pricing has increased activities in several basins, as reflected by current rig counts. The addition of several ethane crackers and export projects (Marcus Hook and Nederland) currently under construction should help to volumetrically balance this market by 2018. Other factors such as reduced wet gas extraction will also help to balance this market and positively impact prices. Natural gas pricing is expected to remain within a range similar to recent history as increased supply continues to outpace demand. New demand has occurred in several areas such as exports to Mexico and Canada, LNG exports, nuclear power plant de-commissioning, as well as continued coal to gas switching for power generation, will help pricing; however, supply is continuing to increase.
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
Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Consolidated Results

	Years Ended December 31,
	2016	2015	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$613	$543	$70
Interstate transportation and storage	1,117	1,155	(38)
Midstream	1,133	1,237	(104)
Liquids transportation and services	968	744	224
Investment in Sunoco Logistics	1,233	1,153	80
All other	541	882	(341)
Total	5,605	5,714	(109)
Depreciation, depletion and amortization	(1,986)	(1,929)	(57)
Interest expense, net	(1,317)	(1,291)	(26)
Gains on acquisitions	83	—	83
Impairment losses	(813)	(339)	(474)
Losses on interest rate derivatives	(12)	(18)	6
Non-cash unit-based compensation expense	(80)	(79)	(1)
Unrealized losses on commodity risk management activities	(131)	(65)	(66)
Inventory valuation adjustments	170	(104)	274
Losses on extinguishments of debt	—	(43)	43
Adjusted EBITDA related to unconsolidated affiliates	(946)	(937)	(9)
Equity in earnings of unconsolidated affiliates	59	469	(410)
Impairment of investment in an unconsolidated affiliate	(308)	—	(308)
Other, net	114	20	94
Income before income tax benefit	438	1,398	(960)
Income tax benefit	186	123	63
Net income	$624	$1,521	$(897)
See the detailed discussion of Segment Adjusted EBITDA below.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased primarily due to increases from assets recently placed in service, partially offset by a decrease of $191 million related to the deconsolidation of Sunoco, LLC and the legacy Sunoco, Inc. retail business.

Gains on Acquisitions. Gains on acquisitions include gains of $83 million in connection with recent acquisitions during 2016, including $41 million related to Sunoco Logistics’ acquisition of the remaining interest in SunVit.
Impairment Losses. In 2016, we recorded goodwill impairments of $638 million in the interstate transportation and storage segment and $32 million in the midstream segment. These goodwill impairments were primarily due to decreases in projected future revenues and cash flows driven by declines in commodity prices and changes in the markets that these assets serve. In addition, impairment losses for 2016 also include a $133 million impairment to property, plant and equipment in the interstate transportation and storage segment due to a decrease in projected future cash flows as well as a $10 million impairment to property, plant and equipment in the midstream segment. In 2015, we recorded goodwill impairments of (i) $99 million related to Transwestern due primarily to the market declines in current and expected future commodity prices in the fourth quarter of 2015, (ii) $106 million related to Lone Star Refinery Services due primarily to changes in assumptions related to potential future revenues as well as the market declines in current and expected future commodity prices, (iii) $110 million of fixed asset impairments related to Lone Star NGL Refinery Services primarily due to the economic obsolescence identified as a result of low utilization and expected decrease in future cash flows, and (iv) $24 million of intangible asset impairments related to Lone Star NGL Refinery Services primarily due to the economic obsolescence identified as a result of expected decrease in future cash flows.
Losses on Interest Rate Derivatives. Our interest rate derivatives are not designated as hedges for accounting purposes; therefore, changes in fair value are recorded in earnings each period. Losses on interest rate derivatives during the years ended December 31, 2016 and 2015 resulted from decreases in forward interest rates, which caused our forward-starting swaps to decrease in value.
Unrealized Losses on Commodity Risk Management Activities. See discussion of the unrealized gains (losses) on commodity risk management activities included in “Segment Operating Results” below.
Inventory Valuation Adjustments. Inventory valuation reserve adjustments were recorded for the inventory associated with Sunoco Logistics’ crude oil, NGLs and refined products inventories as a result of commodity price changes between periods.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” and “Segment Operation Results” below.
Impairment of Investment in an Unconsolidated Affiliate. In 2016, the Partnership impaired its investment in MEP and recorded a non-cash impairment loss of $308 million based on commercial discussions with current and potential shippers on MEP regarding the outlook for long-term transportation contract rates.
Other, net. Other, net in 2016 and 2015 primarily includes amortization of regulatory assets and other income and expense amounts.
Income Tax Benefit. For the years ended December 31, 2016 and 2015, the Partnership recorded an income tax benefit due to pre-tax losses at its corporate subsidiaries. The year ended December 31, 2015 also reflected a benefit of $24 million of net state tax benefit attributable to statutory state rate changes resulting from the Regency Merger and sale of Susser to Sunoco LP, as well as a favorable impact of $11 million due to a reduction in the statutory Texas franchise tax rate which was enacted by the Texas legislature during the second quarter of 2015.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Years Ended December 31,
	2016	2015	Change
Equity in earnings (losses) of unconsolidated affiliates:
Citrus	$102	$97	$5
FEP	51	55	(4)
PES	(26)	52	(78)
MEP	40	45	(5)
HPC	31	32	(1)
AmeriGas	14	(3)	17
Sunoco, LLC	—	(10)	10
Sunoco LP(1)	(211)	202	(413)
Other	58	(1)	59
Total equity in earnings of unconsolidated affiliates	$59	$469	$(410)

Adjusted EBITDA related to unconsolidated affiliates(2):
Citrus	$329	$315	$14
FEP	75	75	—
PES	10	86	(76)
MEP	90	96	(6)
HPC	61	61	—
Sunoco, LLC	—	91	(91)
Sunoco LP	271	137	134
Other	110	76	34
Total Adjusted EBITDA related to unconsolidated affiliates	$946	$937	$9

Distributions received from unconsolidated affiliates:
Citrus	$144	$182	$(38)
FEP	65	69	(4)
PES	—	78	(78)
MEP	74	80	(6)
HPC	51	52	(1)
AmeriGas	12	11	1
Sunoco LP	138	39	99
Other	57	53	4
Total distributions received from unconsolidated affiliates	$541	$564	$(23)

(1)
For the year ended December 31, 2016, equity in earnings (losses) of unconsolidated affiliates includes the impact of non-cash impairments recorded by Sunoco LP, which reduced the Partnership’s equity in earnings by $277 million.

(2)
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

Additionally, due to the transfer of the general partner interest of Sunoco LP from ETP to ETE in 2015 and completion of the dropdown of remaining Retail Marketing interests from ETP to Sunoco LP in March 2016, the Partnership’s retail marketing segment has been deconsolidated, and the segment results now reflect an equity method investment in limited partnership units of Sunoco LP. As of December 31, 2016, the Partnership’s interest in Sunoco LP common units consisted of 43.5 million units, representing 44.3% of Sunoco LP’s total outstanding common units, and is reflected in the all other segment.
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

For additional information regarding our business segments, see “Item 1. Business” and Notes 1 and 15 to our consolidated financial statements.
Intrastate Transportation and Storage

	Years Ended December 31,
	2016	2015	Change
Natural gas transported (MMBtu/d)	8,257,611	8,426,818	(169,207)
Revenues	$2,613	$2,250	$363
Cost of products sold	1,897	1,554	343
Gross margin	716	696	20
Unrealized (gains) losses on commodity risk management activities	19	(26)	45
Operating expenses, excluding non-cash compensation expense	(162)	(163)	1
Selling, general and administrative expenses, excluding non-cash compensation expense	(22)	(25)	3
Adjusted EBITDA related to unconsolidated affiliates	61	61	—
Other	1	—	1
Segment Adjusted EBITDA	$613	$543	$70
Volumes.  For the year ended December 31, 2016 compared to the prior year, transported volumes decreased primarily due to lower production volumes in the Barnett Shale region, partially offset by increased volumes related to significant new long-term transportation contracts, as well as the addition of a new short-haul transport pipeline delivering volumes into our Houston Pipeline system.

Gross Margin.  The components of our intrastate transportation and storage segment gross margin were as follows:

	Years Ended December 31,
	2016	2015	Change
Transportation fees	$505	$502	$3
Natural gas sales and other	113	96	17
Retained fuel revenues	48	57	(9)
Storage margin, including fees	50	41	9
Total gross margin	$716	$696	$20
Segment Adjusted EBITDA. For the year ended December 31, 2016 compared to the prior year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment increased due to the net impacts of the following:

•	an increase of $3 million in transportation fees, despite lower throughput volumes, due to fees from renegotiated and newly initiated fixed fee contracts primarily on our Houston Pipeline system;

•	an increase of $34 million in natural gas sales (excluding changes in unrealized losses of $17 million) primarily due to higher realized gains from the buying and selling of gas along our system;

•
a decrease of $9 million from the sale of retained fuel, primarily due to lower market prices and lower volumes. The average spot price at the Houston Ship Channel location decreased 5% for the year ended December 31, 2016 compared to the prior year;

•
an increase of $37 million in storage margin (excluding net changes in unrealized amounts of $28 million related to fair value inventory adjustments and unrealized gains and losses on derivatives), as discussed below; and

•	a decrease of $3 million in general and administrative expenses primarily due to lower legal fees and insurance costs, as well as allocations between segments.
Storage margin was comprised of the following:

	Years Ended December 31,
	2016	2015	Change
Withdrawals from storage natural gas inventory (MMBtu)	38,905,000	15,782,500	23,122,500
Realized margin on natural gas inventory transactions	$36	$(2)	$38
Fair value inventory adjustments	76	4	72
Unrealized (gains) losses on derivatives	(87)	12	(99)
Margin recognized on natural gas inventory, including related derivatives	25	14	11
Revenues from fee-based storage	25	27	(2)
Total storage margin	$50	$41	$9
The changes in storage margin were primarily driven by the timing of withdrawals and sales of natural gas from our Bammel storage cavern, as well as the timing of settlement of related derivative hedging contracts.

Interstate Transportation and Storage

	Years Ended December 31,
	2016	2015	Change
Natural gas transported (MMBtu/d)	5,475,948	6,074,282	(598,334)
Natural gas sold (MMBtu/d)	18,842	17,340	1,502
Revenues	$969	$1,025	$(56)
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(302)	(304)	2
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(47)	(52)	5
Adjusted EBITDA related to unconsolidated affiliates	494	486	8
Other	3	—	3
Segment Adjusted EBITDA	$1,117	$1,155	$(38)
Volumes. For the year ended December 31, 2016 compared to the prior year, transported volumes decreased 423,564 MMBtu/d on the Trunkline pipeline due to the transfer of one of the pipelines at Trunkline which was repurposed from natural gas service to crude oil service and lower utilization resulting from lower customer demand. Transported volumes decreased 82,018 MMBtu/d on the Transwestern pipe line due to milder weather in the West and decreased 76,373 MMBtu/d on the Sea Robin pipeline due to reduced supply as a result of producer system maintenance and overall lower production.
Segment Adjusted EBITDA. For the year ended December 31, 2016 compared to the prior year, Segment Adjusted EBITDA related to our interstate transportation and storage segment decreased due to the net impacts of the following:

•
a decrease of $26 million in revenues due to contract restructuring on the Tiger pipeline, a decrease of $17 million due to lower reservation revenues on the Panhandle and Trunkline pipelines from capacity sold at lower rates and lower sales of capacity in the Phoenix and San Juan areas on the Transwestern pipeline, a decrease of $14 million due to the transfer of one of the Trunkline pipelines which was repurposed from natural gas service to crude oil service, a decrease of $11 million due to the expiration of a transportation rate schedule on the Transwestern pipeline, and a decrease of $10 million on the Sea Robin pipeline due to declines in production and third-party maintenance. These decreases were partially offset by higher reservation revenues on the Transwestern pipeline of $18 million, primarily from a growth project, and higher parking revenues of $9 million, primarily on the Panhandle and Trunkline pipelines; partially offset by

•
an increase of $8 million in Adjusted EBITDA related to unconsolidated affiliates primarily due to higher margins from sales of additional capacity on Citrus of $6 million and lower operating expenses of $5 million, offset by lower margins on the Midcontinent Express pipeline of $4 million due to a customer bankruptcy;

•
a decrease of $2 million in operating expenses primarily due to lower maintenance project costs of $5 million and lower allocated costs of $3 million. These decreases were partially offset by an increase of $7 million in ad valorem tax expense due to higher current year assessments of $2 million and a prior period credit and settlement of ad valorem taxes in 2015 of $5 million;

•	a decrease of $5 million in selling, general and administrative expenses primarily due to $5 million in lower allocated costs; and

•	an increase of $3 million in other primarily due to the tax gross-up associated with reimbursable projects on the Transwestern and Panhandle pipelines.

Midstream

	Years Ended December 31,
	2016	2015	Change
Gathered volumes (MMBtu/d)	9,813,660	9,981,212	(167,552)
NGLs produced (Bbls/d)	437,730	406,149	31,581
Equity NGLs (Bbls/d)	31,131	28,493	2,638
Revenues	$5,179	$5,056	$123
Cost of products sold	3,381	3,264	117
Gross margin	1,798	1,792	6
Unrealized losses on commodity risk management activities	15	82	(67)
Operating expenses, excluding non-cash compensation expense	(621)	(616)	(5)
Selling, general and administrative expenses, excluding non-cash compensation expense	(84)	(44)	(40)
Adjusted EBITDA related to unconsolidated affiliates	24	20	4
Other	1	3	(2)
Segment Adjusted EBITDA	$1,133	$1,237	$(104)
Volumes. Gathered volumes decreased during the year ended December 31, 2016 compared to the prior year primarily due to declines in the South Texas, North Texas, and Mid-Continent/Panhandle regions, partially offset by increases in the Permian region and the impact of recent acquisitions, including PennTex. NGL production increased due to increased gathering and processing capacities in the Permian region, partially offset by declines in the South Texas, North Texas, and Mid-Continent/Panhandle regions.
Gross Margin.  The components of our midstream segment gross margin were as follows:

	Years Ended December 31,
	2016	2015	Change
Gathering and processing fee-based revenues	$1,554	$1,570	$(16)
Non fee-based contracts and processing	244	222	22
Total gross margin	$1,798	$1,792	$6
Segment Adjusted EBITDA. For the year ended December 31, 2016 compared to the prior year, Segment Adjusted EBITDA related to our midstream segment decreased due to the net impacts of the following:

•
a decrease of $16 million in fee-based margin due to volume declines in the South Texas, North Texas, and Mid-Continent/Panhandle regions, partially offset by increased gathering and processing volumes in the Permian region and the impact of recent acquisitions, including PennTex and the King Ranch assets;

•	an increase of $40 million in general and administrative expenses primarily due to costs associated with the acquisition of PennTex and changes in capitalized overhead and accruals;

•
an increase of $5 million in operating expenses primarily due to the King Ranch acquisition in the second quarter of 2015 and assets recently placed in service in the Permian and Eagle Ford regions; and

•	a decrease of $92 million (excluding unrealized gains of $67 million) in non fee-based margin due to lower benefit from settled derivatives used to hedge commodity margins; partially offset by

•
an increase of $44 million in non fee-based margin due to volume increases in the Permian region, partially offset by volume declines in the South Texas, North Texas, and Mid-Continent/Panhandle regions; and

•	an increase of $3 million in non fee-based margin due to higher crude oil and NGL prices, partially offset by lower natural gas prices.

Liquids Transportation and Services

	Years Ended December 31,
	2016	2015	Change
Liquids transportation volumes (Bbls/d)	627,164	501,666	125,498
NGL fractionation volumes (Bbls/d)	361,017	235,800	125,217
Revenues	$4,797	$3,496	$1,301
Cost of products sold	3,673	2,597	1,076
Gross margin	1,124	899	225
Unrealized losses on commodity risk management activities	32	6	26
Operating expenses, excluding non-cash compensation expense	(172)	(152)	(20)
Selling, general and administrative expenses, excluding non-cash compensation expense	(18)	(16)	(2)
Adjusted EBITDA related to unconsolidated affiliates	1	7	(6)
Other	1	—	1
Segment Adjusted EBITDA	$968	$744	$224
Volumes. The increase in liquids transportation volumes for the year ended December 31, 2016 compared to the prior year reflected an increase of approximately 125,000 Bbls/d on our NGL pipelines. For the year ended December 31, 2016, we experienced increases in NGL volumes from the major producing regions including the Permian, North Texas, and Southeast Texas. In addition, our crude transportation pipeline in the Eagle Ford region transported approximately 41,000 Bbls/d during the year ended December 31, 2016. Our crude pipeline, originating in Nederland and delivering into Lake Charles, also began transporting volumes in April 2016, and transported approximately 50,000 Bbls/d during the year ended December 31, 2016.
Average daily fractionated volumes increased approximately 125,000 Bbls/d for the year ended December 31, 2016 compared to the prior year primarily due to the ramp-up of our third 100,000 Bbls/d fractionator at Mont Belvieu, Texas, which was commissioned in late December 2015, as well as increased producer volumes as mentioned above. Additionally, we placed our fourth fractionator in-service in November 2016, providing an additional 18,000 Bbls/d of throughput volume for the year
Gross Margin. The components of our liquids transportation and services segment gross margin were as follows:

	Years Ended December 31,
	2016	2015	Change
Transportation margin	$500	$394	$106
Processing and fractionation margin	404	297	107
Storage margin	208	172	36
Other margin	12	36	(24)
Total gross margin	$1,124	$899	$225
Segment Adjusted EBITDA. For the year ended December 31, 2016 compared to the prior year, Segment Adjusted EBITDA related to our liquids transportation and services segment increased due to the net impacts of the following:

•
an increase of $36 million in storage margin primarily due to increased volumes from our Mont Belvieu fractionators. Throughput volumes, on which we earn a fee in our storage assets, increased 34% resulting in an increase of $18 million year over year. We also realized an increase of $8 million due to increased demand for our leased storage capacity as a result of more favorable market conditions. Finally, we realized increased terminal fees and pipeline lease fees of $8 million, as well as increased blending gains of $2 million resulting from higher volumes during the 2016 period;

•
an increase of $106 million in transportation fees due to higher NGL and crude transport volumes. NGL transport volumes were higher from all producing regions, with the Permian region being the most significant among them. Higher NGL volumes transported resulted in an $80 million increase in transport fees. We realized increases of $20 million in crude transport fees, primarily resulting from placing in-service the first phase of the Bayou Bridge pipeline in April 2016, and from placing crude gathering assets in West Texas in-service during the 2016 period; and

•
an increase of $107 million in processing and fractionation margin (excluding an increase in unrealized losses of $11 million) primarily due to higher NGL volumes from all producing regions, as detailed in our transport fees explanation above. We placed approximately 118,000bbls/d of fractionation capacity in-service in 2016, allowing our Mont Belvieu fractionators to handle the significant increase in volumes from year to year. Additional barrels fractionated and an associated increase in blending gains at our fractionators resulted in a margin increase of $101 million. We delivered approximately 26% more barrels to our Mariner South LPG export terminal in the 2016 period, which resulted in an increase of $22 million in cargo loading fees and blending fees year over year. These gains were offset by an increase in storage fees paid of $2 million, and a decrease in margin from our refinery services segment of $3 million; partially offset by

•	a decrease of $24 million in other margin due to the timing of the withdrawal and sale of NGL component product inventory; and

•
an increase of $20 million in operating expenses primarily due to increased costs associated with our third fractionator at Mont Belvieu and higher ad valorem expenses; partially offset by lower project related expenses.

Investment in Sunoco Logistics

	Years Ended December 31,
	2016	2015	Change
Revenue	$9,151	$10,486	$(1,335)
Cost of products sold	7,658	9,307	(1,649)
Gross margin	1,493	1,179	314
Unrealized losses on commodity risk management activities	39	4	35
Operating expenses, excluding non-cash compensation expense	(113)	(158)	45
Selling, general and administrative expenses, excluding non-cash compensation expense	(96)	(92)	(4)
Inventory valuation adjustments	(170)	162	(332)
Adjusted EBITDA related to unconsolidated affiliates	80	58	22
Segment Adjusted EBITDA	$1,233	$1,153	$80
Segment Adjusted EBITDA. For the year ended December 31, 2016 compared to the prior year, Segment Adjusted EBITDA related to Sunoco Logistics increased due to the net impacts of the following:

•
an increase of $65 million from Sunoco Logistics’ refined products operations, primarily due to improved operating results from Sunoco Logistics’ refined products pipelines of $32 million, which benefited from higher volumes on Sunoco Logistics’ Allegheny Access pipeline, and higher results from Sunoco Logistics’ refined products acquisition and marketing activities of $21 million. Improved contributions from Sunoco Logistics’ refined product joint venture interests of $6 million and higher earnings attributable to Sunoco Logistics’ refined products terminals of $5 million also contributed to the current year improvement; and

•
an increase of $31 million from Sunoco Logistics’ crude oil operations, primarily due to improved results from Sunoco Logistics’ crude oil pipelines of $155 million which benefited from the expansion capital projects which commenced operations in 2016 and 2015, and the fourth quarter 2016 acquisition from Vitol, including the remaining interest in SunVit. Higher results from Sunoco Logistics’ crude oil terminals of $31 million, largely related to Sunoco Logistics’ Nederland facility, and improved contributions from Sunoco Logistics’ crude oil joint venture interests of $16 million also contributed to the increase. These positive factors were largely offset by a decrease in operating results from Sunoco Logistics’ crude oil acquisition and marketing activities of $166 million, which includes transportation and storage fees related to Sunoco Logistics’ crude oil pipelines and terminal facilities, due to lower crude oil differentials and decreased volumes compared to the prior year; offset by

•
a decrease of $16 million from Sunoco Logistics’ NGLs operations, primarily attributable to lower operating results from Sunoco Logistics’ NGLs acquisition and marketing activities of $106 million due to lower volumes and margins compared to the prior year. These factors were largely offset by increased volumes and fees from Sunoco Logistics’ Mariner NGLs projects of $90 million, which includes Sunoco Logistics’ NGLs pipelines and Marcus Hook and Nederland facilities.

All Other

	Years Ended December 31,
	2016	2015	Change
Revenue	$3,271	$15,774	$(12,503)
Cost of products sold	2,942	14,029	(11,087)
Gross margin	329	1,745	(1,416)
Unrealized (gains) losses on commodity risk management activities	26	(1)	27
Operating expenses, excluding non-cash compensation expense	(79)	(896)	817
Selling, general and administrative expenses, excluding non-cash compensation expense	(86)	(254)	168
Adjusted EBITDA related to unconsolidated affiliates	286	313	(27)
Inventory valuation adjustments	—	(58)	58
Other	95	95	—
Elimination	(30)	(62)	32
Segment Adjusted EBITDA	$541	$882	$(341)
Amounts reflected in our all other segment primarily include:

•
our retail marketing operations prior to the transfer of the general partner interest of Sunoco LP from ETP to ETE in 2015 and completion of the dropdown of remaining Retail Marketing interests from ETP to Sunoco LP in March 2016;

•	our equity method investment in limited partnership units of Sunoco LP consisting of 43.5 million units, representing 44.3% of Sunoco LP’s total outstanding common units;

•	our natural gas marketing and compression operations;

•	a non-controlling interest in PES, comprising 33% of PES’ outstanding common units; and

•	our investment in Coal Handling, an entity that owns and operates end-user coal handling facilities.
Segment Adjusted EBITDA. For the year ended December 31, 2016 compared to the prior year, Segment Adjusted EBITDA decreased due to the net impact of the following:

•
a decrease of $308 million due to the transfer and contribution of our retail marketing assets to Sunoco LP. The consolidated results of Sunoco LP are reflected in the results for All Other above through June 2015. Effective July 1, 2015, Sunoco LP was deconsolidated, and the results for All Other reflect Adjusted EBITDA related to unconsolidated affiliates for our limited partner interests in Sunoco LP. The impact of the deconsolidation of Sunoco LP reduced gross margin, operating expenses and selling, general and administrative expenses; the impact to Segment Adjusted EBITDA is offset by the incremental Adjusted EBITDA related to unconsolidated affiliates from our equity method investment in Sunoco LP subsequent to the deconsolidation; and

•	a decrease of $76 million in Adjusted EBITDA related to our investment in PES.
ETP provides management services for ETE for which ETE has agreed to pay management fees to ETP of $95 million per year for the years ending December 31, 2016 and 2015. These fees were reflected in “Other” in the “All other” segment and for the years ended December 31, 2016 and 2015 were reflected as an offset to operating expenses of $32 million and selling, general and administrative expenses of $63 million in the consolidated statements of operations.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Consolidated Results

	Years Ended December 31,
	2015	2014	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$543	$559	$(16)
Interstate transportation and storage	1,155	1,212	(57)
Midstream	1,237	1,318	(81)
Liquids transportation and services	744	591	153
Investment in Sunoco Logistics	1,153	971	182
All other	882	1,059	(177)
Total	5,714	5,710	4
Depreciation, depletion and amortization	(1,929)	(1,669)	(260)
Interest expense, net	(1,291)	(1,165)	(126)
Gain on sale of AmeriGas common units	—	177	(177)
Impairment losses	(339)	(370)	31
Losses on interest rate derivatives	(18)	(157)	139
Non-cash compensation expense	(79)	(68)	(11)
Unrealized gains (losses) on commodity risk management activities	(65)	112	(177)
Inventory valuation adjustments	(104)	(473)	369
Losses on extinguishments of debt	(43)	(25)	(18)
Adjusted EBITDA related to discontinued operations	—	(27)	27
Adjusted EBITDA related to unconsolidated affiliates	(937)	(748)	(189)
Equity in earnings of unconsolidated affiliates	469	332	137
Other, net	20	(36)	56
Income from continuing operations before income tax (expense) benefit	1,398	1,593	(195)
Income tax (expense) benefit from continuing operations	123	(358)	481
Income from continuing operations	1,521	1,235	286
Income from discontinued operations	—	64	(64)
Net income	$1,521	$1,299	$222
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
Inventory Valuation Adjustments. Inventory valuation reserve adjustments were recorded for the inventory associated with Sunoco Logistics’ crude oil, NGLs and refined products inventories as a result of commodity price changes between periods.
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

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Years Ended December 31,
	2015	2014	Change
Equity in earnings (losses) of unconsolidated affiliates:
Citrus	$97	$96	$1
FEP	55	55	—
PES	52	59	(7)
MEP	45	45	—
HPC	32	28	4
AmeriGas	(3)	21	(24)
Sunoco, LLC	(10)	—	(10)
Sunoco LP	202	—	202
Other	(1)	28	(29)
Total equity in earnings of unconsolidated affiliates	$469	$332	$137

Adjusted EBITDA related to unconsolidated affiliates(1):
Citrus	$315	$305	$10
FEP	75	75	—
PES	86	86	—
MEP	96	102	(6)
HPC	61	53	8
AmeriGas	—	56	(56)
Sunoco, LLC	91	—	91
Sunoco LP	137	—	137
Other	76	71	5
Total Adjusted EBITDA related to unconsolidated affiliates	$937	$748	$189

Distributions received from unconsolidated affiliates:
Citrus	$182	$168	$14
FEP	69	70	(1)
PES	78	—	78
MEP	80	73	7
HPC	52	48	4
AmeriGas	11	28	(17)
Sunoco LP	39	—	39
Other	53	40	13
Total distributions received from unconsolidated affiliates	$564	$427	$137

(1)
These amounts represent our proportionate share of the Adjusted EBITDA of our unconsolidated affiliates and are based on our equity in earnings or losses of our unconsolidated affiliates adjusted for our proportionate share of the unconsolidated affiliates’ interest, depreciation, depletion, amortization, non-cash items and taxes.

Segment Operating Results
Intrastate Transportation and Storage

	Years Ended December 31,
	2015	2014	Change
Natural gas transported (MMBtu/d)	8,426,818	8,976,978	(550,160)
Revenues	$2,250	$2,857	$(607)
Cost of products sold	1,554	2,169	(615)
Gross margin	696	688	8
Unrealized (gains) losses on commodity risk management activities	(26)	21	(47)
Operating expenses, excluding non-cash compensation expense	(163)	(180)	17
Selling, general and administrative, excluding non-cash compensation expense	(25)	(27)	2
Adjusted EBITDA related to unconsolidated affiliates	61	57	4
Segment Adjusted EBITDA	$543	$559	$(16)
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

•	an increase of $36 million in transportation fees margin primarily due to increased revenue from renegotiated and newly initiated long-term fixed capacity fee contracts on our Houston Pipeline system;

•	a decrease of $2 million in selling, general and administrative expenses primarily due to lower employee-related costs;

•	a decrease of $17 million in operating expenses primarily due to a decrease in fuel consumption expense driven by a decrease in fuel market prices.

Storage margin was comprised of the following:

	Years Ended December 31,
	2015	2014	Change
Withdrawals from storage natural gas inventory (MMBtu)	15,782,500	37,197,510	(21,415,010)
Realized margin on natural gas inventory transactions	$(2)	$17	$(19)
Fair value inventory adjustments	4	(54)	58
Unrealized gains on derivatives	12	35	(23)
Margin recognized on natural gas inventory, including related derivatives	14	(2)	16
Revenues from fee-based storage	27	27	—
Other costs	—	(1)	1
Total storage margin	$41	$24	$17
The increase in storage margin was principally driven by the timing of the movement of market prices during both periods.
Interstate Transportation and Storage

	Years Ended December 31,
	2015	2014	Change
Natural gas transported (MMBtu/d)	6,074,282	6,159,546	(85,264)
Natural gas sold (MMBtu/d)	17,340	16,470	870
Revenues	$1,025	$1,072	$(47)
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(304)	(291)	(13)
Selling, general and administrative, excluding non-cash compensation, amortization and accretion expenses	(52)	(62)	10
Adjusted EBITDA related to unconsolidated affiliates	486	482	4
Other	—	11	(11)
Segment Adjusted EBITDA	$1,155	$1,212	$(57)
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

•	an increase of $4 million in adjusted EBITDA related to unconsolidated affiliates primarily due to increased earnings from Citrus as a result of the sale of additional capacity.
Midstream

	Years Ended December 31,
	2015	2014	Change
Gathered volumes (MMBtu/d):	9,981,212	8,079,109	1,902,103
NGLs produced (Bbls/d):	406,149	317,502	88,647
Equity NGLs (Bbls/d):	28,493	27,611	882
Revenues	$5,056	$6,823	$(1,767)
Cost of products sold	3,264	4,893	(1,629)
Gross margin	1,792	1,930	(138)
Unrealized (gains) losses on commodity risk management activities	82	(89)	171
Operating expenses, excluding non-cash compensation expense	(616)	(481)	(135)
Selling, general and administrative, excluding non-cash compensation expense	(44)	(54)	10
Adjusted EBITDA related to unconsolidated affiliates	20	12	8
Other	3	—	3
Segment Adjusted EBITDA	$1,237	$1,318	$(81)
Volumes. Gathered volumes, NGLs produced and equity NGLs produced increased for the year ended December 31, 2015 compared to the prior year primarily due to the full-year impacts of the acquisitions of the Eagle Rock, PVR and King Ranch midstream assets.
Gross Margin.  The components of our midstream segment gross margin were as follows:

	Years Ended December 31,
	2015	2014	Change
Gathering and processing fee-based revenues	$1,570	$1,278	$292
Non fee-based contracts and processing	222	652	(430)
Total gross margin	$1,792	$1,930	$(138)
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

•	an increase of $120 million in fee-based margin from the acquisitions of the Eagle Rock, PVR, and King Ranch midstream assets;

•	an increase of $80 million in realized derivatives;

•	an increase of $8 million of Adjusted EBITDA related to unconsolidated affiliates due to the addition of the Mi Vida JV asset in the Permian Basin; and

•	a decrease of $10 million in selling, general and administration expenses due to increased capitalized overhead and higher management fees.
Liquids Transportation and Services

	Years Ended December 31,
	2015	2014	Change
Liquids transportation volumes (Bbls/d)	501,666	335,140	166,526
NGL fractionation volumes (Bbls/d)	235,800	189,931	45,869
Revenues	$3,496	$3,911	$(415)
Cost of products sold	2,597	3,166	(569)
Gross margin	899	745	154
Unrealized (gains) losses on commodity risk management activities	6	(12)	18
Operating expenses, excluding non-cash compensation expense	(152)	(128)	(24)
Selling, general and administrative expenses, excluding non-cash compensation expense	(16)	(20)	4
Adjusted EBITDA related to unconsolidated affiliates	7	6	1
Segment Adjusted EBITDA	$744	$591	$153
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
Gross Margin. The components of our liquids transportation and services segment gross margin were as follows:

	Years Ended December 31,
	2015	2014	Change
Transportation margin	$394	$312	$82
Processing and fractionation margin	297	247	50
Storage margin	172	157	15
Other margin	36	29	7
Total gross margin	$899	$745	$154
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

All Other

	Years Ended December 31,
	2015	2014	Change
Revenue	$15,774	$25,818	$(10,044)
Cost of products sold	14,029	24,129	(10,100)
Gross margin	1,745	1,689	56
Unrealized gains on commodity risk management activities	(1)	(15)	14
Operating expenses, excluding non-cash compensation expense	(896)	(840)	(56)
Selling, general and administrative expenses, excluding non-cash compensation expense	(254)	(251)	(3)
Adjusted EBITDA related to discontinued operations	—	27	(27)
Adjusted EBITDA related to unconsolidated affiliates	313	149	164
Inventory valuation adjustments	(58)	215	(273)
Other	95	93	2
Elimination	(62)	(8)	(54)
Segment Adjusted EBITDA	$882	$1,059	$(177)
Amounts reflected in our all other segment primarily include:

•
our retail marketing operations prior to the transfer of the general partner interest of Sunoco LP from ETP to ETE in 2015 and completion of the dropdown of remaining Retail Marketing interests from ETP to Sunoco LP in March 2016;

•	our equity method investment in limited partnership units of Sunoco LP consisting of 37.8 million Sunoco LP common units;

•	our natural gas marketing and compression operations;

•	a non-controlling interest in PES, comprising 33% of PES’ outstanding common units;

•	our investment in Coal Handling, an entity that owns and operates end-user coal handling facilities; and

•	our investment in AmeriGas until August 2014.
Segment Adjusted EBITDA. For the year ended December 31, 2015 compared to the prior year, Segment Adjusted EBITDA increased due to the net impact of the following:

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
ETP provides management services for ETE for which ETE has agreed to pay management fees to ETP of $95 million per year for the years ending December 31, 2015 and 2014. These fees were reflected in “Other” in the “All other” segment and for the years ended December 31, 2015 and 2014 were reflected as an offset to operating expenses of $32 million and selling, general and administrative expenses of $63 million in the consolidated statements of operations.
Liquidity and Capital Resources
Our ability to satisfy our obligations and pay distributions to our Unitholders will depend on our future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond management’s control.
We currently expect capital expenditures in 2017 to be within the following ranges:

	Growth		Maintenance
	Low	High	Low	High
Direct(1):
Intrastate transportation and storage	$30	$40	$20	$25
Interstate transportation and storage(2)	1,750	1,790	100	110
Midstream	935	985	120	130
Liquids transportation and services:
NGL	370	390	20	25
Crude(2)	200	230	—	5
All other (including eliminations)	70	80	65	70
Total direct capital expenditures	3,355	3,515	325	365
Less: Project level non-recourse financing	(600)	(600)	—	—
Partnership level capital funding	$2,755	$2,915	$325	$365

(1)	Direct capital expenditures exclude those funded by our publicly-traded subsidiary.

(2)	Includes capital expenditures related to our proportionate ownership of the Bakken, Rover and Bayou Bridge pipeline projects.
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
As of December 31, 2016, in addition to $360 million of cash on hand, we had available capacity under the ETP Credit Facility of $813 million. Based on our current estimates, we expect to utilize capacity under the ETP Credit Facility, along with cash from operations, to fund our announced growth capital expenditures and working capital needs through the end of 2017; however, we may issue debt or equity securities prior to that time as we deem prudent to provide liquidity for new capital projects, to maintain investment grade credit metrics or other partnership purposes.
In August 2016, ETP, Sunoco Logistics and Phillips 66 announced the completion of the project-level financing of the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline”). The $2.50 billion credit facility is anticipated to provide substantially all of the remaining capital necessary to complete the projects.
Sunoco Logistics’ primary sources of liquidity consist of cash generated from operating activities and borrowings under its $2.50 billion credit facility and $1.00 billion credit facility. At December 31, 2016, Sunoco Logistics had available borrowing capacity of $1.58 billion under its revolving credit facilities. Sunoco Logistics periodically supplements its cash flows from operations with proceeds from debt and equity financing activities.

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
Following is a summary of operating activities by period:
Year Ended December 31, 2016
Cash provided by operating activities in 2016 was $3.30 billion and net income was $624 million.  The difference between net income and cash provided by operating activities in 2016 primarily consisted of non-cash items totaling $2.42 billion offset by net changes in operating assets and liabilities of $117 million. The non-cash activity in 2016 consisted primarily of depreciation, depletion and amortization of $1.99 billion, impairment losses of $813 million, impairment in an unconsolidated affiliate of $308 million, non-cash compensation expense of $80 million, equity in earnings of unconsolidated affiliates of $59 million, deferred income taxes of $169 million, and inventory valuation adjustments of $170 million.
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
Following is a summary of investing activities by period:
Year Ended December 31, 2016
Cash used in investing activities in 2016 was $6.39 billion. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) were $7.48 billion.  Additional detail related to our capital expenditures is provided in the table below.  We paid net cash of $1.23 billion for acquisitions, including Sunoco Logistics’

Vitol Acquisition and the PennTex Acquistion, and received $2.20 billion in cash related to the contribution of our Sunoco, Inc. retail business to Sunoco LP.
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

The following is a summary of our capital expenditures (net of contributions in aid of construction costs) by period:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
Year Ended December 31, 2016:
Direct(1):
Intrastate transportation and storage	$53	$23	$76
Interstate transportation and storage(2)	191	89	280
Midstream	1,133	122	1,255
Liquids transportation and services(2)	2,296	20	2,316
All other (including eliminations)	93	51	144
Total direct capital expenditures	3,766	305	4,071
Indirect(1):
Investment in Sunoco Logistics	1,676	63	1,739
Total capital expenditures	$5,442	$368	$5,810

Year Ended December 31, 2015:
Direct(1):
Intrastate transportation and storage	$74	$31	$105
Interstate transportation and storage	741	119	860
Midstream	2,055	117	2,172
Liquids transportation and services	2,091	18	2,109
All other (including eliminations)	596	109	705
Total direct capital expenditures	5,557	394	5,951
Indirect(1):
Investment in Sunoco Logistics	2,042	84	2,126
Investment in Sunoco LP (3)	83	7	90
Total indirect capital expenditures	2,125	91	2,216
Total capital expenditures	$7,682	$485	$8,167

Year Ended December 31, 2014:
Direct(1):
Intrastate transportation and storage	$133	$36	$169
Interstate transportation and storage	301	110	411
Midstream	1,204	94	1,298
Liquids transportation and services	406	21	427
All other (including eliminations)	495	102	597
Total direct capital expenditures	2,539	363	2,902
Indirect(1):
Investment in Sunoco Logistics	2,434	76	2,510
Investment in Sunoco LP (3)	77	5	82
Total indirect capital expenditures	2,511	81	2,592
Total capital expenditures	$5,050	$444	$5,494

(1)	Indirect capital expenditures comprise those funded by our publicly traded subsidiary; all other capital expenditures are reflected as direct capital expenditures.

(2)
Includes capital expenditures related to the Bakken, Rover and Bayou Bridge pipeline projects, which includes $572 million related to Sunoco Logistics’ proportionate ownership in the Bakken and Bayou Bridge projects. Capital expenditures include

$961 million funded to the Bakken pipeline project by ETP and Sunoco Logistics under a promissory note, which amount was repaid to ETP and Sunoco Logistics in 2017.

(3)	Investment in Sunoco LP includes capital expenditures for the period prior to deconsolidation on July 1, 2015.
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
Following is a summary of financing activities by period:
Year Ended December 31, 2016
Cash provided by financing activities was $2.92 billion in 2016.  We received $1.10 billion in net proceeds from Common Unit offerings, and our subsidiaries received $1.39 billion in net proceeds from the issuance of common units. Net proceeds from the offerings were used to repay outstanding borrowings under the ETP Credit Facility, to fund capital expenditures, and acquisitions, as well as for general partnership purposes.  In 2016, we had a net increase in our debt level of $4.24 billion primarily due to borrowings under our credit facilities in aggregate of $4.04 billion, Sunoco Logistics’ issuance of $550 million in aggregate principal amount of senior notes in July 2016 and $168 million of debt assumed by the Partnership in connection with the PennTex Acquisition, partially offset by repayments of long-term debt. In addition, we incurred debt issuance costs of $22 million. In 2016, we paid distributions of $3.54 billion to our partners and we paid distributions of $481 million to noncontrolling interests. In addition, we received capital contributions from noncontrolling interests of $236 million.
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

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	December 31,
	2016	2015
ETP Senior Notes	$19,440	$19,439
Transwestern Senior Notes	657	782
Panhandle Senior Notes	1,085	1,085
Sunoco, Inc. Senior Notes	465	465
Sunoco Logistics Senior Notes	5,350	4,975
Revolving credit facilities:
ETP $3.75 billion Revolving Credit Facility due November 2019	2,777	1,362
Sunoco Logistics $2.50 billion Revolving Credit Facility due March 2020	1,292	562
Sunoco Logistics $1.0 billion 364-Day Credit Facility due December 2017(1)	630	—
Bakken Project $2.50 billion Credit Facility due August 2019	1,100	—
PennTex $275 million Revolving Credit Facility due December 2019	168	—
Other long-term debt	30	32
Unamortized premiums, net of discounts and fair value adjustments	116	158
Deferred debt issuance costs	(180)	(181)
Total debt	32,930	28,679
Less: current maturities of long-term debt	1,189	126
Long-term debt, less current maturities	$31,741	$28,553

(1)
Sunoco Logistics’ $1.0 billion 364-Day Credit Facility, including its $630 million term loan, were classified as long-term debt as of December 31, 2016 as Sunoco Logistics has the ability and intent to refinance such borrowings on a long-term basis.

The terms of our consolidated indebtedness and that of our subsidiaries are described in more detail below and in Note 6 to our consolidated financial statements.
ETP Senior Notes Offerings
In January 2017, ETP issued $600 million aggregate principal amount of 4.20% senior notes due April 2027 and $900 million aggregate principal amount of 5.30% senior notes due April 2047. ETP used the $1.48 billion net proceeds from the offering to refinance current maturities and to repay borrowings outstanding under the ETP Credit Facility.
Sunoco Logistics Senior Notes Offerings
In July 2016, Sunoco Logistics issued $550 million aggregate principal amount of 3.90% senior notes due in July 2026. The net proceeds from this offering were used to repay outstanding credit facility borrowings and for general partnership purposes.
Credit Facilities and Commercial Paper
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $3.75 billion and matures on November 18, 2019. The indebtedness under the ETP Credit Facility is unsecured, is not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. The indebtedness under the ETP Credit Facility has the same priority of payment as our other current and future unsecured debt.
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
As of December 31, 2016, the ETP Credit Facility had $2.78 billion outstanding, and the amount available for future borrowings was $813 million after taking into account letters of credit of $160 million and commercial paper of $777 million. The weighted average interest rate on the total amount outstanding as of December 31, 2016 was 2.20%.
Sunoco Logistics Credit Facilities
Sunoco Logistics maintains a $2.50 billion unsecured revolving credit agreement (the “Sunoco Logistics Credit Facility”), which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $3.25 billion under certain conditions.
The Sunoco Logistics Credit Facility is available to fund Sunoco Logistics’ working capital requirements, to finance acquisitions and capital projects, to pay distributions and for general partnership purposes. The Sunoco Logistics Credit Facility bears interest at LIBOR or the Base Rate, based on Sunoco Logistics’ election for each interest period, plus an applicable margin. The credit facility may be prepaid at any time. As of December 31, 2016, the Sunoco Logistics Credit Facility had $1.29 billion of outstanding borrowings, which included commercial paper of $50 million. The weighted average interest rate on the total amount outstanding as of December 31, 2016 was 1.76%.
In December 2016, Sunoco Logistics entered into an agreement for a 364-day maturity credit facility ("364-Day Credit Facility"), due to mature in December 2017, with a total lending capacity of $1.00 billion, including a $630 million term loan. The terms of the 364-Day Credit Facility are similar to those of the $2.50 billion Sunoco Logistics Credit Facility, including limitations on the creation of indebtedness, liens and financial covenants. The 364-Day Credit Facility is expected to be terminated and repaid in connection with the completion of the ETP and Sunoco Logistics merger.
Bakken Credit Facility
In August 2016, ETP, Sunoco Logistics and Phillips 66 announced the completion of the project-level financing of the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline”). The $2.50 billion credit facility is anticipated to provide substantially all of the remaining capital necessary to complete the projects and matures in August 2019 (the “Bakken Credit Facility”). As of December 31, 2016, the Bakken Credit Facility had $1.10 billion of outstanding borrowings. The weighted average interest rate on the total amount outstanding as of December 31, 2016 was 2.13%.
PennTex Revolving Credit Facility
On December 19, 2014, PennTex entered into a senior secured revolving credit facility with Royal Bank of Canada, as administrative agent, and a syndicate of lenders that became effective upon the closing of PennTex’s initial public offering and matures in December 2019 (the “PennTex Revolving Credit Facility”). The agreement provides for a $275 million commitment that is expandable up to $400 million under certain conditions. The funds have been used for general purposes, including the funding of capital expenditures. PennTex’s assets have been pledged as collateral for this credit facility.
As of December 31, 2016, PennTex had $106 million of available borrowing capacity under the PennTex Revolving Credit Facility. As of December 31, 2016, the weighted average interest rate on outstanding borrowings was 2.90%.
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
The ETP Credit Facility contains covenants that limit (subject to certain exceptions) the Partnership’s and certain of the Partnership’s subsidiaries’ ability to, among other things:

•	incur indebtedness;

•	grant liens;

•	enter into mergers;

•	dispose of assets;

•	make certain investments;

•	make Distributions (as defined in the ETP Credit Facility) during certain Defaults (as defined in the ETP Credit Facility) and during any Event of Default (as defined in the ETP Credit Facility);

•	engage in business substantially different in nature than the business currently conducted by the Partnership and its subsidiaries;

•	engage in transactions with affiliates; and

•	enter into restrictive agreements.
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
Covenants Related to Sunoco Logistics
The Sunoco Logistics $2.50 billion Credit Facility contains various covenants, including limitations on the creation of indebtedness and liens, and other covenants related to the operation and conduct of the business of Sunoco Logistics and its subsidiaries. The Sunoco Logistics Credit Facility also limits Sunoco Logistics, on a rolling four-quarter basis, to a maximum total Consolidated Funded Indebtedness to Consolidated EBITDA ratio, each as defined in the Sunoco Logistics Credit Facility, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. Sunoco Logistics’ ratio of total Consolidated Funded Indebtedness, excluding net unamortized fair value adjustments, to Consolidated EBITDA was 4.4 to 1 at December 31, 2016, as calculated in accordance with the credit agreements.
Covenants Related to Bakken Credit Facility
The Bakken Credit Facility contains standard and customary covenants for a financing of this type, subject to materiality, knowledge and other qualifications, thresholds, reasonableness and other exceptions. These standard and customary covenants include, but are not limited to:

•	prohibition of certain incremental secured indebtedness;

•	prohibition of certain liens / negative pledge;

•	limitations on uses of loan proceeds;

•	limitations on asset sales and purchases;

•	limitations on permitted business activities;

•	limitations on mergers and acquisitions;

•	limitations on investments;

•	limitations on transactions with affiliates; and

•	maintenance of commercially reasonable insurance coverage.
A restricted payment covenant is also included in the Bakken Credit Facility which requires a minimum historic debt service coverage ratio (“DSCR”) of not less than 1.20 to 1 (the “Minimum Historic DSCR”) with respect each 12-month period following the commercial in-service date of the Dakota Access and ETCO Project in order to make certain restricted payments thereunder.
Covenants Related to PennTex
The PennTex Revolving Credit Facility contains various covenants and restrictive provisions that, among other things, limit or restrict PennTex’s ability to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions (including distributions from available cash, if a default or event of default under the credit agreement then exists or would result from making such a distribution), change the nature of PennTex’s business, engage in certain mergers or make certain investments and acquisitions, enter into non-arm’s-length transactions with affiliates and designate certain subsidiaries of PennTex as “Unrestricted Subsidiaries” for purposes of the credit agreement. Currently, no subsidiaries have been designated as Unrestricted Subsidiaries. PennTex is required to comply with a minimum consolidated interest coverage ratio of 2.50x and a maximum consolidated leverage ratio of 4.75x under the PennTex Revolving Credit Facility.
The borrowed amounts accrue interest at a LIBOR rate or a base rate, based on PennTex’s election for each interest period, plus an applicable margin. The applicable margin used in connection with the interest rates and fees is based on the then applicable Consolidated Total Leverage Ratio (as defined therein). The applicable margin for LIBOR rate loans and letter of credit fees range from 2.00% and 3.25% based on the Consolidated Total Leverage Ratio and the applicable margin for ABR loans ranges from 1.00% to 2.25% based on the Consolidated Total Leverage Ratio. The unused portion of the credit facility is subject to a commitment fee, which is based on the Consolidated Total Leverage Ratio and ranges from 0.35% to 0.50% multiplied by the amount of the unused commitment.
Compliance with our Covenants
We were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of December 31, 2016.
Off-Balance Sheet Arrangements
Contingent Residual Support Agreement – AmeriGas
In connection with the closing of the contribution of its propane operations in January 2012, ETP agreed to provide contingent residual support of $1.55 billion of intercompany borrowings made by AmeriGas and certain of its affiliates with maturities through 2022 from a finance subsidiary of AmeriGas that have maturity dates and repayment terms that mirror those of an equal principal amount of senior notes issued by this finance company subsidiary to third-party purchases. In 2016, AmeriGas repurchased certain of its senior notes, which caused a reduction in the amount supported by ETP under the contingent residual support agreement. In February 2017, AmeriGas repurchased $378 million of its 7.00% senior notes, which reduced the remaining amount supported by ETP to $122 million.
Guarantee of Sunoco LP Notes
Retail Holdings provided a limited contingent guarantee of collection, but not of payment, to Sunoco LP with respect to (i) $800 million principal amount of 6.375% senior notes due 2023 issued by Sunoco LP, (ii) $800 million principal amount of 6.25% senior notes due 2021 issued by Sunoco LP and (iii) $2.035 billion aggregate principal for Sunoco LP’s term loan due 2019. In December 2016, Retail Holdings contributed its interests in Sunoco LP, along with the assignment of the guarantee of Sunoco LP’s senior notes, to its subsidiary, ETC M-A Acquisition LLC.

Contractual Obligations
The following table summarizes our long-term debt and other contractual obligations as of December 31, 2016:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt	$32,994	$1,812	$6,695	$5,067	$19,420
Interest on long-term debt(1)	19,328	1,554	2,782	2,319	12,673
Payments on derivatives	194	120	74	—	—
Purchase commitments(2)	6,799	4,444	929	621	805
Transportation, natural gas storage and fractionation contracts	44	24	20	—	—
Operating lease obligations	292	38	58	63	133
Other(3)	46	8	15	15	8
Total(4)	$59,697	$8,000	$10,573	$8,085	$33,039

(1)
Interest payments on long-term debt are based on the principal amount of debt obligations as of December 31, 2016. With respect to variable rate debt, the interest payments were estimated using the interest rate as of December 31, 2016. To the extent interest rates change, our contractual obligations for interest payments will change. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further discussion.

(2)
We define a purchase commitment as an agreement to purchase goods or services that is enforceable and legally binding (unconditional) on us that specifies all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. We have long and short-term product purchase obligations for refined product and energy commodities with third-party suppliers. These purchase obligations are entered into at either variable or fixed prices. The purchase prices that we are obligated to pay under variable price contracts approximate market prices at the time we take delivery of the volumes. Our estimated future variable price contract payment obligations are based on the December 31, 2016 market price of the applicable commodity applied to future volume commitments. Actual future payment obligations may vary depending on market prices at the time of delivery. The purchase prices that we are obligated to pay under fixed price contracts are established at the inception of the contract. Our estimated future fixed price contract payment obligations are based on the contracted fixed price under each commodity contract. Obligations shown in the table represent estimated payment obligations under these contracts for the periods indicated.

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

(4)	Excludes non-current deferred tax liabilities of $4.39 billion due to uncertainty of the timing of future cash flows for such liabilities.
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

Distributions declared during the periods presented were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2013	February 7, 2014	February 14, 2014	$0.9200
March 31, 2014	May 5, 2014	May 15, 2014	0.9350
June 30, 2014	August 4, 2014	August 14, 2014	0.9550
September 30, 2014	November 3, 2014	November 14, 2014	0.9750
December 31, 2014	February 6, 2015	February 13, 2015	0.9950
March 31, 2015	May 8, 2015	May 15, 2015	1.0150
June 30, 2015	August 6, 2015	August 14, 2015	1.0350
September 30, 2015	November 5, 2015	November 16, 2015	1.0550
December 31, 2015	February 8, 2016	February 16, 2016	1.0550
March 31, 2016	May 6, 2016	May 16, 2016	1.0550
June 30, 2016	August 8, 2016	August 15, 2016	1.0550
September 30, 2016	November 7, 2016	November 14, 2016	1.0550
December 31, 2016	February 7, 2017	February 14, 2017	1.0550
The total amounts of distributions declared during the periods presented (all from Available Cash from our operating surplus and are shown in the year with respect to which they relate):

	Years Ended December 31,
	2016	2015	2014
Common Units held by public(1)	$2,168	$1,970	$1,179
Common Units held by ETE	28	54	119
Class H Units held by ETE	357	263	219
General Partner interest held by ETE	32	31	21
Incentive distributions held by ETE (1)	1,363	1,261	754
IDR relinquishments net of Class I unit distributions	(409)	(111)	(250)
Total distributions declared to the partners of ETP	$3,539	$3,468	$2,042

(1)	The increases for the year ended December 31, 2015 include the impacts from Common Units issued in the Regency Merger, as well as increases in distributions per unit.
In July 2016, ETE agreed to relinquish an aggregate amount of $720 million in incentive distributions commencing with the quarter ended June 30, 2016 and ending with the quarter ending December 31, 2017, including a relinquishment of $255 million for the year ended December 31, 2016. In connection with the PennTex acquisition in November 2016, discussed in Note 2, ETE has agreed to a perpetual waiver of incentive distributions in the amount of $33 million annually.
ETE has also previously agreed to relinquish additional incentive distributions. In the aggregate, including relinquishments agreed to in July and November 2016, ETE has agreed to relinquish its right to the following amounts of incentive distributions in future periods, including distributions on Class I Units:

Total Year
2017	$626
2018	138
2019	128
Each year beyond 2019	33

Cash Distributions Paid by Sunoco Logistics
Sunoco Logistics is required by its partnership agreement to distribute all cash on hand at the end of each quarter, less appropriate reserves determined by its general partner.
Distributions declared during the periods presented were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2013	February 10, 2014	February 14, 2014	$0.3312
March 31, 2014	May 9, 2014	May 15, 2014	0.3475
June 30, 2014	August 8, 2014	August 14, 2014	0.3650
September 30, 2014	November 7, 2014	November 14, 2014	0.3825
December 31, 2014	February 9, 2015	February 13, 2015	0.4000
March 31, 2015	May 11, 2015	May 15, 2015	0.4190
June 30, 2015	August 10, 2015	August 14, 2015	0.4380
September 30, 2015	November 9, 2015	November 13, 2015	0.4580
December 31, 2015	February 8, 2016	February 12, 2016	0.4790
March 31, 2016	May 9, 2016	May 13, 2016	0.4890
June 30, 2016	August 8, 2016	August 12, 2016	0.5000
September 30, 2016	November 9, 2016	November 14, 2016	0.5100
December 31, 2016	February 7, 2017	February 14, 2017	0.5200
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
The total amounts of Sunoco Logistics distributions declared during the periods presented were as follows (all from Available Cash from Sunoco Logistics’ operating surplus and are shown in the period with respect to which they relate):

	Years Ended December 31,
	2016	2015	2014
Limited Partners:
Common units held by public	$485	$344	$225
Common units held by ETP	135	120	100
General Partner interest held by ETP	15	12	10
Incentive distributions held by ETP	397	281	175
IDR reduction	(15)	—	—
Total distributions declared	$1,017	$757	$510
PennTex Quarterly Distributions of Available Cash
PennTex is required by its partnership agreement to distribute a minimum quarterly distribution of $0.2750 per unit at the end of each quarter. Distributions declared during the periods presented were as follows:

Quarter Ended	Record Date	Payment Date	Rate
September 30, 2016	November 7, 2016	November 14, 2016	$0.2950
December 31, 2016	February 7, 2017	February 14, 2017	0.2950

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
In August 2015, the FASB deferred the effective date of ASU 2014-09, which is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catchup transition method). The Partnership expects to adopt ASU 2014-09 in the first quarter of 2018 and will apply the cumulative catchup transition method.
We are in the process of evaluating our revenue contracts by segment and fee type to determine the potential impact of adopting the new standards. At this point in our evaluation process, we have determined that the timing and/or amount of revenue that we recognize on certain contracts may be impacted by the adoption of the new standard; however, we are still in the process of quantifying these impacts and cannot say whether or not they would be material to our financial statements. In addition, we are in the process of implementing appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard. We continue to monitor additional authoritative or interpretive guidance related to the new standard as it becomes available, as well as comparing our conclusions on specific interpretative issues to other peers in our industry, to the extent that such information is available to us.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Partnership is currently evaluating the impact that adopting this new standard will have on the consolidated financial statements and related disclosures.
On January 1, 2017, the Partnership adopted Accounting Standards Update No. 2016-09, Stock Compensation (Topic 718) (“ASU 2016-09”). The objective of the update is to reduce complexity in accounting standards. The areas for simplification in this update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The adoption of this standard did not have a material impact on the Partnership’s consolidated financial statements and related disclosures.
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update do not change GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for an intra-entity transfer of inventory. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Partnership is currently evaluating the impact that adoption of this standard will have on the consolidated financial statements and related disclosures.
On January 1, 2017, the Partnership adopted Accounting Standards Update No. 2016-17, Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control (“ASU 2016-17”), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Under the amendments, a single decision maker is required to include indirect interests on a proportionate basis consistent with indirect interests held through other related parties. The adoption of this standard did not have an impact on the Partnership’s consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-04 “Intangibles-Goodwill and other (Topic 350): Simplifying the test for goodwill impairment.” The amendments in this update remove the second step of the two-step test currently required by Topic 350. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This ASU is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We expect that our adoption of this standard will change our approach for testing goodwill for impairment; however, this standard requires prospective application and therefore will only impact periods subsequent to adoption.

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
Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the accrual for and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The natural gas industry conducts its business by processing actual transactions at the end of the month following the month of delivery. Consequently, the most current month’s financial results for the midstream, NGL and intrastate transportation and storage segments are estimated using volume estimates and market prices. Any differences between estimated results and actual results are recognized in the following month’s financial statements. Management believes that the operating results estimated for the year ended December 31, 2016 represent the actual results in all material respects.
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
NGL storage and pipeline transportation revenues are recognized when services are performed or products are delivered, respectively. Fractionation and processing revenues are recognized when product is either loaded into a truck or injected into a third-party pipeline, which is when title and risk of loss pass to the customer.
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
Except for certain amounts recorded by Panhandle and Sunoco Logistics discussed below, management was not able to reasonably measure the fair value of asset retirement obligations as of December 31, 2016 and 2015, in most cases because the settlement dates were indeterminable. Although a number of other onshore assets in Panhandle’s system are subject to agreements or regulations that give rise to an ARO upon Panhandle’s discontinued use of these assets, AROs were not recorded because these assets have an indeterminate removal or abandonment date given the expected continued use of the assets with proper maintenance or replacement. Sunoco, Inc. has legal asset retirement obligations for several other assets at its previously owned refineries, pipelines and terminals, for which it is not possible to estimate when the obligations will be settled. Consequently, the retirement obligations for these assets cannot be measured at this time. At the end of the useful life of these underlying assets, Sunoco, Inc. is legally or contractually required to abandon in place or remove the asset. Sunoco Logistics believes it may have additional asset retirement obligations related to its pipeline assets and storage tanks, for which it is not possible to estimate whether or when the retirement obligations will be settled. Consequently, these retirement obligations cannot be measured at this time.
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
Long-lived assets related to AROs aggregated $14 million and $18 million, and were reflected as property, plant and equipment on our balance sheet as of December 31, 2016 and 2015, respectively. In addition, the Partnership had $13 million and $6 million legally restricted funds for the purpose of settling AROs that was reflected as other non-current assets as of December 31, 2016 and 2015, respectively.
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
In addition to the probable and estimable losses which have been recorded, management believes it is reasonably possible (i.e., less than probable but greater than remote) that additional environmental remediation losses will be incurred. At December 31, 2016, the aggregate of the estimated maximum reasonably possible losses, which relate to numerous individual sites, totaled approximately $5 million. This estimate of reasonably possible losses comprises estimates for remediation activities at current logistics and retail assets and, in many cases, reflects the upper end of the loss ranges which are described above. Such estimates include potentially higher contractor costs for expected remediation activities, the potential need to use more costly or comprehensive remediation methods and longer operating and monitoring periods, among other things.
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
Deferred Income Taxes. ETP recognizes benefits in earnings and related deferred tax assets for net operating loss carryforwards (“NOLs”) and tax credit carryforwards. If necessary, a charge to earnings and a related valuation allowance are recorded to reduce deferred tax assets to an amount that is more likely than not to be realized by the Partnership in the future. Deferred income tax assets attributable to state and federal NOLs and federal tax alternative minimum tax credit carryforwards totaling $380 million have been included in ETP’s consolidated balance sheet as of December 31, 2016. All of the deferred income tax assets attributable to state and federal NOL benefits expire before 2036 as more fully described below. The state NOL carryforward benefits of $124 million (net of federal benefit) begin to expire in 2017 with a substantial portion expiring between 2029 and 2036. The federal NOLs of $580 million ($203 million in benefits) will expire in 2032 and 2035. Federal alternative minimum tax credit carryforwards of $52 million remained at December 31, 2016. We have determined that a valuation allowance totaling $118 million (net of federal income tax effects) is required for the state NOLs at December 31, 2016 primarily due to significant restrictions on their use in the Commonwealth of Pennsylvania. In making the assessment of the future realization of the deferred tax assets, we rely on future reversals of existing taxable temporary differences, tax planning strategies and forecasted taxable income based on historical and projected future operating results. The potential need for valuation allowances is regularly reviewed by management. If it is more likely than not that the recorded asset will not be realized, additional valuation allowances which increase income tax expense may be recognized in the period such determination is made. Likewise, if it is more likely than not that additional deferred tax assets will be realized, an adjustment to the deferred tax asset will increase income in the period such determination is made.
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

	December 31, 2016			December 31, 2015
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	(682,500)	$—	$—	(602,500)	$(1)	$—
Basis Swaps IFERC/NYMEX(1)	2,242,500	(1)	—	(31,240,000)	(1)	—
Power (Megawatt):
Forwards	391,880	(1)	1	357,092	—	2
Futures	109,564	—	—	(109,791)	2	—
Options – Puts	(50,400)	—	—	260,534	—	—
Options – Calls	186,400	1	—	1,300,647	—	3
Crude (Bbls) – Futures	(617,000)	(4)	6	(591,000)	4	3
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	10,750,000	2	—	(6,522,500)	—	—
Swing Swaps IFERC	(5,662,500)	(1)	1	71,340,000	(1)	—
Fixed Swaps/Futures	(52,652,500)	(27)	19	(14,380,000)	(1)	5
Forward Physical Contracts	(22,492,489)	1	8	21,922,484	4	5
Natural Gas Liquid (Bbls) – Forwards/Swaps	(5,786,627)	(40)	35	(8,146,800)	10	13
Refined Products (Bbls) – Futures	(2,240,000)	(16)	17	(939,000)	9	5
Corn (Bushels) – Futures	—	—	—	1,185,000	—	1
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(36,370,000)	2	1	(37,555,000)	—	—
Fixed Swaps/Futures	(36,370,000)	(26)	14	(37,555,000)	73	9

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
The fair values of the commodity-related financial positions have been determined using independent third-party prices, readily available market information and appropriate valuation techniques. Non-trading positions offset physical exposures to the cash market; none of these offsetting physical exposures are included in the above tables. Price-risk sensitivities were calculated by assuming a theoretical 10% change (increase or decrease) in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. Results are presented in absolute terms and represent a potential gain or loss in net income or in other comprehensive income. In the event of an actual 10% change in prompt month natural gas prices, the fair value of our total derivative portfolio may not change by 10% due to factors such as when the financial instrument settles and the location to which the financial instrument is tied (i.e., basis swaps) and the relationship between prompt month and forward months.
Interest Rate Risk
As of December 31, 2016, we had $4.37 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $44 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.
The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		December 31, 2016	December 31, 2015
July 2016(2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	—	200
July 2017(3)	Forward-starting to pay a fixed rate of 3.90% and receive a floating rate	500	300
July 2018(3)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	200
July 2019(3)	Forward-starting to pay a fixed rate of 3.25% and receive a floating rate	200	200
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 10 and 30 years with a mandatory termination date the same as the effective date.

(3)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $202 million as of December 31, 2016. For the $1.50 billion of interest rate swaps whereby we pay a floating rate and receive a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $32 million. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of ETP LLC, of the effectiveness of the design and operation of our disclosure controls and procedures (as such terms are defined in Rules 13a–15(e) and 15d–15(e) of the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, management, including the Chief Executive Officer and Chief Financial Officer of ETP LLC, concluded that our disclosure controls and procedures were adequate and effective as of December 31, 2016.
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
Based on our evaluation under the COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Grant Thornton LLP, an independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Partners
Energy Transfer Partners, L.P.
We have audited the internal control over financial reporting of Energy Transfer Partners, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.
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
In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Partnership as of and for the year ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
Dallas, Texas
February 24, 2017

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a–15(f) or Rule 15d–15(f)) that occurred in the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Our General Partner manages and directs all of our activities. The activities of our General Partner are managed and directed by its general partner, ETP LLC, which we refer to in this Item as “our General Partner.” Our officers and directors are officers and directors of ETP LLC. ETE, as the sole member of ETP LLC, is entitled under the limited liability company agreement of ETP LLC to appoint all of the directors of ETP LLC. This agreement provides that the Board of Directors of ETP LLC shall consist of not more than 13 persons, at least three of whom are required to qualify as independent directors. As of December 31, 2016, our Board of Directors was comprised of six persons, three of whom qualified as “independent” under the NYSE’s corporate governance standards. Our Board of Directors determined that Messrs. Collins, Grimm and Skidmore all met the NYSE’s independence requirements. Our current directors who are not independent consist of Kelcy L. Warren, ETP LLC’s Chief Executive Officer, and Matthew S. Ramsey, ETP LLC’s President and Chief Operating Officer, as well as Tom Long, the Group Chief Financial Officer of ETE’s general partner and Marshall S. McCrea III, the Group Chief Operating Officer and Chief Commercial Officer of ETE’s general partner.
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
Annual Certification
We have filed the required certifications under Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this annual report. In 2016, our CEO provided to the NYSE the annual CEO certification regarding our compliance with the NYSE corporate governance listing standards.
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
Audit Committee
The Board of Directors has established an Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board of Directors appoints persons who are independent under the NYSE’s standards for audit committee members to serve on its Audit Committee. In addition, the Board determines that at least one member of the Audit Committee has such accounting or related financial management expertise sufficient to qualify such person as the audit committee financial expert in accordance with Item 407 (d)(5) of Regulation S-K. The Board has determined that based on relevant experience, Audit Committee member David K. Skidmore qualified as Audit Committee financial expert during 2016. A description of the qualifications of Mr. Skidmore may be found elsewhere in this Item under “Directors and Executive Officers of the General Partner.”
The Audit Committee meets on a regularly scheduled basis with our independent accountants at least four times each year and is available to meet at their request. The Audit Committee has the authority and responsibility to review our external financial reporting, review our procedures for internal auditing and the adequacy of our internal accounting controls, consider the qualifications and independence of our independent accountants, engage and direct our independent accountants, including the letter of engagement and statement of fees relating to the scope of the annual audit work and special audit work which may be recommended or required by the independent accountants, and to engage the services of any other advisors and accountants as the Audit Committee deems advisable. The Audit Committee reviews and discusses the audited financial statements with management, discusses with our independent auditors matters required to be discussed by auditing standards, and makes recommendations to the Board of Directors relating to our audited financial statements. The Audit Committee periodically recommends to the Board of Directors any changes or modifications to its charter that may be required. The Board of Directors adopts the charter for the Audit Committee. Messrs. Grimm, Collins and Skidmore currently serve on the Audit Committee.
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
Directors and Executive Officers of Our General Partner
The following table sets forth certain information with respect to the executive officers and members of the Board of Directors of our General Partner as of February 24, 2017. Executive officers and directors are elected for one-year terms.

Name	Age	Position with Our General Partner
Kelcy L. Warren	61	Chief Executive Officer and Chairman of the Board of Directors
Matthew S. Ramsey	61	Director, President and Chief Operating Officer
Thomas E. Long	60	Chief Financial Officer
Marshall S. (Mackie) McCrea, III	57	Director and ETE Group Chief Operating Officer and Chief Commercial Officer
James M. Wright, Jr.	48	General Counsel
Michael J. Hennigan	57	President and Chief Executive Officer of Sunoco Logistics
A. Troy Sturrock	46	Senior Vice President, Controller and Principal Accounting Officer
Ted Collins, Jr.	78	Director
Michael K. Grimm	62	Director
David K. Skidmore	61	Director
Messrs. Warren, McCrea and Ramsey also serve as directors of ETE’s general partner.

Set forth below is biographical information regarding the foregoing officers and directors of our General Partner:
Kelcy L. Warren.  Mr. Warren is the Chief Executive Officer and Chairman of the Board of Directors of Energy Transfer Partners, L. P. (ETP). Mr. Warren also serves as Chairman of the Board of Directors of the general partner of Energy Transfer Equity, L. P. (ETE). Mr. Warren has served as the Chief Executive Officer of PennTex Midstream Partners, LP’s general partner, since November 2016. Prior to the combination of the operations of ETP and Heritage Propane in 2004, Mr. Warren co-founded the entities that acquired and operated the midstream assets that were contributed in the merger. From 1996 to 2000, Mr. Warren served as a Director of Crosstex Energy, Inc. and from 1993 to 1996, he served as President, Chief Operating Officer and a Director of Cornerstone Natural Gas, Inc. Mr. Warren has more than 25 years of business experience in the energy industry. The Board of Directors selected Mr. Warren to serve as a director and as Chairman because he is the Partnership’s Chief Executive Officer and has more than 25 years in the natural gas industry. Mr. Warren also has relationships with chief executives and other senior management at natural gas transportation companies throughout the United States, and brings a unique and valuable perspective to the Board of Directors.
Matthew S. Ramsey. Mr. Ramsey was appointed as a director of ETE’s general partner in July 2012 and as a director of ETP’s general partner in November 2015. Mr. Ramsey was named President and Chief Operating Officer of ETP’s general partner in November 2015. Mr. Ramsey is also a director of Sunoco LP, serving as chairman of Sunoco LP’s board since April 2015. Mr. Ramsey has served as President and Chief Operating Officer and Chairman of the board of directors of PennTex Midstream Partners, LP’s general partner, since November 2016. Mr. Ramsey previously served as President of RPM Exploration, Ltd., a private oil and gas exploration partnership generating and drilling 3-D seismic prospects on the Gulf Coast of Texas. Mr. Ramsey is currently a director of RSP Permian, Inc. (NYSE: RSPP), where he serves as chairman of the compensation committee and as a member of the audit committee. Mr. Ramsey formerly served as President of DDD Energy, Inc. until its sale in 2002. From 1996 to 2000, Mr. Ramsey served as President and Chief Executive Officer of OEC Compression Corporation, Inc., a publicly traded oil field service company, providing gas compression services to a variety of energy clients. Previously, Mr. Ramsey served as Vice President of Nuevo Energy Company, an independent energy company. Additionally, he was employed by Torch Energy Advisors, Inc., a company providing management and operations services to energy companies including Nuevo Energy, last serving as Executive Vice President. Mr. Ramsey joined Torch Energy as Vice President of Land and was named Senior Vice President of Land in 1992. Mr. Ramsey holds a B.B.A. in Marketing from the University of Texas at Austin and a J.D. from South Texas College of Law. Mr. Ramsey is a graduate of Harvard Business School Advanced Management Program. Mr. Ramsey is licensed to practice law in the State of Texas. He is qualified to practice in the Western District of Texas and the United States Court of Appeals for the Fifth Circuit. Mr. Ramsey formerly served as a director of Southern Union Company. The members of our General Partner recognize Mr. Ramsey’s vast experience in the oil and gas space and believe that he provides valuable industry insight as a member of our Board of Directors.
Thomas E. Long.  Mr. Long is the Group Chief Financial Officer of ETE since February 2016. Mr. Long has served as the Chief Financial Officer and as a director of PennTex Midstream Partners, LP’s general partner, since November 2016. Mr. Long previously served as Chief Financial Officer of our General Partner since April 2015 and as Executive Vice President and Chief Financial Officer of Regency GP LLC from November 2010 to April 2015. From May 2008 to November 2010, Mr. Long served as Vice President and Chief Financial Officer of Matrix Service Company. Prior to joining Matrix, he served as Vice President and Chief Financial Officer of DCP Midstream Partners, LP, a publicly traded natural gas and natural gas liquids midstream business company located in Denver, CO. In that position, he was responsible for all financial aspects of the company since its formation in December 2005. From 1998 to 2005, Mr. Long served in several executive positions with subsidiaries of Duke Energy Corp., one of the nation’s largest electric power companies.
Marshall S. (Mackie) McCrea, III.  Mr. McCrea is the Group Chief Operating Officer and Chief Commercial Officer for the Energy Transfer family and has served in that capacity since November 2015. Mr. McCrea was appointed as a director of ETP in December 2009. Mr. McCrea is Group Chief Operating Officer and Chief Commercial Officer for the Energy Transfer family and has served in that capacity since November 2015. Prior to that, he served as President and Chief Operating Officer of ETP’s general partner from June 2008 to November 2015 and President – Midstream from March 2007 to June 2008. Previously he served as the Senior Vice President – Commercial Development since January 2004. In March 2005, Mr. McCrea was named President of La Grange Acquisition LP, ETP’s primary operating subsidiary, after serving as Senior Vice President-Business Development and Producer Services since 1997. Mr. McCrea also currently serves on the Board of Directors of the general partner of ETE, of Sunoco Logistics and of Sunoco LP. The Board of Directors selected Mr. McCrea to serve as a director because he brings extensive project development and operational experience to the Board. He has held various positions in the natural gas business over the past 25 years and is able to assist the Board of Directors in creating and executing the Partnership’s strategic plan.
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
A. Troy Sturrock. Mr. Sturrock has served as the Senior Vice President and Controller of Energy Transfer Partners, L.L.C. since August 2016 and previously served as Vice President and Controller of our General Partner since June 2015. Mr. Sturrock has also served as a Senior Vice President of PennTex Midstream Partners, LP’s general partner, since November 2016, and as its Controller and Principal Accounting Officer since January 2017. Mr. Sturrock previously served as Vice President and Controller of Regency GP LLC from February 2008, and in November 2010 was appointed as the principal accounting officer. From June 2006 to February 2008, Mr. Sturrock served as the Assistant Controller and Director of financial reporting and tax for Regency GP LLC. Mr. Sturrock is a Certified Public Accountant.
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
Michael K. Grimm.  Mr. Grimm is one of the original founders of Rising Star Energy, L.L.C., a privately held upstream exploration and production company active in onshore continental United States, and has served as its President and Chief Executive Officer since 1995. Prior to the formation of Rising Star, Mr. Grimm was Vice President of Worldwide Exploration and Land for Placid Oil Company from 1990 to 1994. Prior to joining Placid Oil Company, Mr. Grimm was employed by Amoco Production Company for thirteen years where he held numerous positions throughout the exploration department in Houston, New Orleans and Chicago. Mr. Grimm has been an active member of the Independent Petroleum Association of America, the American Association of Professional Landmen, Dallas Producers Club, Houston Producers Forum, and Fort Worth Wildcatters. Mr. Grimm has served as a Director of our General Partner since December 2005 and is the Chairman of the Audit Committee and of the Compensation Committee. He has a B.B.A. from the University of Texas at Austin. The Board selected Mr. Grimm to serve as a director because of his extensive experience in the energy industry and his service as a senior executive at several energy-related companies, in addition to his contacts in the industry gained through his involvement in energy-related organizations.
David K. Skidmore. Mr. Skidmore has served as Vice President of Ventex Oil & Gas, Inc. since 1995 and has been actively involved in exploration and production throughout the Gulf Coast and mid-Continent regions for over 35 years. He founded Skidmore Exploration, Inc. in 1981 and has been an independent oil and gas producer since that time. From 1977 to 1981, he worked for Paraffine Oil Corporation and Texas Oil & Gas in Houston. He holds BS degrees in both Geology and Petroleum Engineering, is a Certified Petroleum Geologist and Registered Professional Engineer, and active member of the AAPG, and SPE. Mr. Skidmore is a member of both the Audit Committee and Compensation Committee. The Board selected Mr. Skidmore to serve as a director because of his continual involvement in geological, geophysical, legal, engineering and accounting aspects of an active oil and gas exploration and production company. As an energy professional, active oil and gas producer and successful business owner, Mr. Skidmore possesses valuable first-hand knowledge of the energy transportation business and market conditions affecting its economics.
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
Based solely on our review of the copies of such forms received by us, or written representations from reporting persons, we believe that during the year ended December 31, 2016, all filing requirements applicable to our officers, directors, and greater than 10% beneficial owners were met in a timely manner.
ITEM 11.  EXECUTIVE COMPENSATION
Overview
As a limited partnership, we are managed by our General Partner, which in turn is managed by its general partner, ETP LLC, which we refer to in this Item as “our General Partner.” As of December 31, 2016, ETE owned 100% of our General Partner, approximately 2.6 million of our outstanding Common Units and 100% of our outstanding Class H and Class I Units. All of our employees are employed by and receive employee benefits from our Operating Companies.
Compensation Discussion and Analysis
Named Executive Officers
The executive officers referred to in this discussion as the “named executive officers” are the following officers with the roles they held for 2016:

•	Kelcy L. Warren, Chairman and Chief Executive Officer;

•	Thomas E. Long, Chief Financial Officer and Group Chief Financial Officer of ETE’s general partner;

•	Matthew S. Ramsey, President and Chief Operating Officer;

•	James M. Wright, General Counsel and Assistant Secretary; and

•	Michael J. Hennigan, President and Chief Executive Officer of Sunoco Partners LLC.
During 2016, Mr. Long provided services to each of the ETE, ETP, Sunoco Logistics and Sunoco LP partnerships in his role as Group CFO of ETE’s general partner. Decisions with respect to Mr. Long’s compensation during 2016 were made by the ETE Compensation Committee in consultation, as appropriate, with the ETP Compensation Committee. For 2016, Mr. Hennigan’s primary business responsibilities related to ETP’s investment in Sunoco Logistics and its consolidated subsidiaries. For 2016, the compensation committee of Sunoco Partners LLC set the components of Mr. Hennigan’s compensation, including salary, long-term incentive awards and annual bonus utilizing the same philosophy and methodology adopted by ETP GP.
Our General Partner’s Philosophy for Compensation of Executives
In general, ETP GP’s executive compensation philosophy is based on the premise that a significant portion of each executive’s compensation should be incentive-based or “at-risk” compensation and that executives’ total compensation levels should be highly competitive in the marketplace for executive talent and abilities. ETP GP seeks a total compensation program for the named executive officers that provides for a slightly below the median market annual base compensation rate (i.e. approximately the 40th percentile of market) but incentive-based compensation composed of a combination of compensation vehicles to reward both short and long-term performance that are both targeted to pay-out at approximately the top-quartile of market. ETP GP believes the incentive-based balance is achieved by (i) the payment of annual discretionary cash bonuses that consider the achievement of ETP’s financial performance objectives for a fiscal year set at the beginning of such fiscal year and the individual contributions of the named executive officers to the success of ETP and the achievement of the annual financial performance objectives and (ii) the annual grant of time-based restricted unit awards under the equity incentive plan(s), which awards are intended to provide a longer term incentive and retention value to the key employees to focus their efforts on increasing the market price of the publicly traded units and to increase the cash distribution paid to unitholders.
ETP GP grants restricted unit awards that vest, based generally upon continued employment, at a rate of 60% after the third anniversary of the award and the remaining 40% after the fifth anniversary of the award. ETP GP believes that these equity-based incentive arrangements are important in attracting and retaining executives, including the named executive officers, and key employees as well as motivating these individuals to achieve business objectives. The equity-based compensation also reflects the importance of aligning the interests of the executives, including the named executive officers with those of ETP’s unitholders.
While ETP is responsible for the direct payment of the compensation of the named executive officers as employees of the ETP GP, ETP or its controlled affiliates, ETP does not participate or have any input in any decisions as to the compensation policies of ETP GP or the compensation levels of the executive officers of ETP GP. The compensation committee of the board of directors of ETP GP (the “ETP Compensation Committee”) is responsible for the approval of the compensation policies and the compensation levels of these executive officers. ETP directly pays these executive officers in lieu of receiving an allocation of overhead related to executive compensation from ETP GP. For a more detailed description of the compensation of the named executive officers, please see “Compensation Tables” below. Both the ETE Compensation Committee and the compensation committee of Sunoco Partners LLC (the “Sunoco Logistics Compensation Committee”) follow a substantially similar executive compensation philosophy for executives as the ETP Compensation Committee.
Compensation Philosophy
Our compensation program is structured to achieve the following:

•
reward executives with an industry-competitive total compensation package of targeted base salaries and significant incentive opportunities yielding a total compensation package approaching the top-quartile of the market;

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
Components of Executive Compensation
For the year ended December 31, 2016, the compensation paid to our named executive officers, other than our Chief Executive Officer, consisted of the following components:

•	annual base salary;

•	non-equity incentive plan compensation consisting solely of discretionary cash bonuses;

•	time-vested restricted unit awards under the equity incentive plan(s);

•	payment of distribution equivalent rights (“DERs”) on unvested time-based restricted unit awards under the equity incentive plan(s);

•	vesting of previously issued time-based restricted unit/phantom restricted unit awards issued pursuant to the ETP equity incentive plan(s) or the equity incentive plan(s) of its affiliates; and

•	401(k) plan employer contributions.
Mr. Warren, our Chief Executive Officer, has voluntarily elected not to accept any salary, bonus or equity incentive compensation (other than a salary of $1.00 per year plus an amount sufficient to cover his allocated employee premium contributions for health and welfare benefits).

Methodology
The ETP Compensation Committee considers relevant data available to it to assess our competitive position with respect to base salary, annual short-term incentives and long-term incentive compensation for executive officers, including the named executive officers. The ETP Compensation Committee also considers individual performance, levels of responsibility, skills and experience.
Periodically, the compensation committee of the general partner of ETE (the “ETE Compensation Committee”) or the ETP Compensation Committee engages a third-party consultant to provide market information for compensation levels at peer companies in order to assist in the determination of compensation levels for the executives, including the named executive officers. Most recently, Longnecker & Associates (“Longnecker”) evaluated the market competitiveness of total compensation levels of a number of executives of ETE, ETP and Sunoco Logistics to provide market information with respect to compensation of those executives during the year ended December 31, 2015. In particular, the 2015 review by Longnecker was designed to (i) evaluate the market competitiveness of total compensation levels for certain members of senior management, including the named executive officers; (ii) assist in the determination of appropriate compensation levels for senior management, including the named executive officers; and (iii) confirm that the compensation programs were yielding compensation packages consistent with the overall compensation philosophy.
In conducting its review, Longnecker specifically considered the larger size of the combined ETE and ETP entities from an energy industry perspective, to form a public peer group, inclusive of energy and non-energy related peers, against which ETE and ETP can compare total compensation for its executives, including the named executive officers. During 2015, Longnecker assisted in the development of the final “peer group” of leading companies in the energy industry that most closely reflect ETP’s profile in terms of revenues, assets and market value as well as competition for talent at the senior management level and similarly situated general industry companies with similar revenues, assets and market value. The identified companies were:

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
• Deere & Company
The compensation analysis provided by Longnecker in 2015 covered all major components of total compensation, including annual base salary, annual short-term cash bonus and long-term incentive awards for the senior executives of these companies. In preparing the review materials, Longnecker utilized generally accepted compensation principles as determined by WorldatWork and gathered data from the public peer companies and published salary surveys.
Following Longnecker’s 2015 review, the ETP Compensation Committee reviewed the information provided, including Longnecker’s specific conclusions and recommended considerations for all compensation going forward, but focused specifically on the industry related data to compare the levels of annual base salary, annual short-term cash bonus and long-term equity incentive awards at these other companies with those of the named executive officers to ensure that compensation of the named executive officers is both consistent with the compensation philosophy and competitive with the compensation for executive officers of these other companies. The ETP Compensation Committee considered and reviewed the results of the study performed by Longnecker to determine if the results indicated that the compensation programs were yielding a competitive total compensation model prioritizing incentive-based compensation and rewarding achievement of short and long-term performance objectives. The ETP Compensation Committee also specifically evaluated benchmarked results for the annual base salary, annual short-term cash bonus or long-term equity incentive awards of the named executive officers to the compensation levels at the identified “energy peer group” companies and considered Longnecker’s conclusions and recommendations. While Longnecker found that ETP is achieving its stated objectives with respect to the “at-risk” approach, they also found that certain adjustments should be implemented to allow ETP to achieve its targeted percentiles on base compensation and incentive compensation (short and long-term).

Longnecker provided some limited market updates during 2016 for situations where there were changes to roles and responsibilities of a previously benchmarked executive, but did not provide a full update to their market analysis from 2015. In 2016, Longnecker also provided information related to market trends on long-term equity incentive awards for industry based peer group companies. The information focused on the continued market competitiveness of using time-vested restricted units and the specific targeted annual value of the long-term equity incentive pools.
For 2016, the ETP Compensation Committee continued to use the results of the 2015 Longnecker compensation analysis (updated as described in the preceding paragraph), adjusted to account for general inflation and information obtained from other sources, such as 2016 third party survey results, in its determination of compensation levels for executives, including the named executive officers. Longnecker did not provide any non-executive compensation services for ETP during 2016.
In respect of Sunoco Logistics, the Sunoco Logistics Compensation Committee continued to rely principally on Longnecker’s 2015 review of various metrics in order to recognize that the Sunoco Logistics structure is unique given that (i) in certain respects, Sunoco Logistics operated as a significant operational division of ETP; (ii) for certain corporate functions Sunoco Logistics received certain shared-service support from ETE and ETP; and (iii) in other operational related functions, Sunoco Logistics operated as an independent publicly-traded organization. As such, during 2015 Longnecker reviewed certain of the executives, including the named executive officers of Sunoco Logistics, in their specific functions to determine the appropriate benchmarking technique. In all circumstances, Longnecker considered Sunoco Logistics annual revenues and market capitalization levels in its benchmarking.
In conducting its 2015 review with respect to Sunoco Logistics’ executives that were considered to have roles consistent with those of an executive at an independent publicly-traded entity, Longnecker worked with ETP and Sunoco Logistics to identify a “peer group” of companies in the energy industry that most closely reflect Sunoco Logistics’ profile in terms of revenues, assets and market value as well as compete with Sunoco Logistics for talent at the senior management level. The identified companies included:

Energy Peer Group:
• Buckeye Partners, L.P.	• PBF Energy Inc.
• Enbridge Energy Partners, L.P.	• Plains All American Pipeline, L.P.
• HollyFrontier Corporation	• Spectra Energy Corp.
• MarkWest Energy Partners, L.P.	• Targa Resources Corp.
• NGL Energy Partners LP	• Tesoro Corporation
• ONEOK Inc.
The compensation analysis provided by Longnecker in 2015 covered all major components of total compensation, including annual base salary, annual short-term cash bonus and long-term incentive awards for the senior executives for certain companies in the oil and gas industry. The Sunoco Logistics Compensation Committee utilized the information provided by Longnecker to ensure that the total compensation is both competitive with the market information received and consistent with ETE’s compensation philosophy. While Longnecker found that Sunoco Logistics is achieving its stated objectives with respect to the “at-risk” approach, they also found that certain adjustments should be implemented to allow Sunoco Logistics to achieve its targeted percentiles on base compensation and incentive compensation (short and long-term). As noted above, for 2016, the Sunoco Logistics Compensation Committee continued to use the results of the 2015 Longnecker compensation analysis (together with limited market updates provided by Longnecker during 2016), adjusted to account for general inflation and information obtained from other sources, such as 2016 third party survey results, in its determination of compensation levels for executives, including the named executive officers.
Base Salary.  Base salary is designed to provide for a competitive fixed level of pay that attracts and retains executive officers, and compensates them for their level of responsibility and sustained individual performance (including experience, scope of responsibility and results achieved). The salaries of the named executive officers are reviewed on an annual basis. As discussed above, the base salaries of the named executive officers are targeted to yield an annual base salary slightly below the median level of market (i.e. approximately the 40th percentile of market) and are determined by the ETP Compensation Committee after taking into account the recommendations of Mr. Warren. During the 2016 merit review process in July, the ETP Compensation Committee approved an increase to Mr. Ramsey’s base salary of 2.0% to $637,500 from its prior level of $625,000 and a 2.0% increase to Mr. Wright’s base salary to $382,500 from its prior level of $375,000. The CEO (who has voluntarily elected to forgo nearly all base compensation) did not receive any base salary adjustment during 2016.
In the case of Mr. Long, the ETE Compensation Committee approved an increase to Mr. Long’s base salary of 2.0% to $459,000 from its prior level of $450,000.

In the case of Mr. Hennigan, the Sunoco Logistics Compensation Committee, in consultation with ETP GP, approved an increase to his base salary of 2.0% to $637,500 from its prior level of $625,000.
The 2% increase to each of the named executive officers’ base salary reflects a base salary increase consistent with the 2% annual merit increase pool established for all employees of the ETP GP, ETP, Sunoco Logistics and its and their affiliates for 2016 by the respective compensation committees.
Annual Bonus.  In addition to base salary, the ETE Compensation Committee and the ETP Compensation Committee make determinations whether to make discretionary annual cash bonus awards to executives, including the named executive officers, other than the CEO (who has voluntarily elected to forgo any annual bonuses), following the end of the year under the Energy Transfer Partners, L.L.C. Annual Bonus Plan (the “Bonus Plan”). The ETE Compensation Committee will consider a 2016 annual cash bonus for Mr. Long and the ETP Compensation Committee will consider 2016 annual cash bonus awards for Messrs. Ramsey and Wright.
These discretionary bonuses, if awarded, are intended to reward the named executive officers for the achievement of financial performance objectives during the year for which the bonuses are awarded in light of the contribution of each individual to profitability and success during such year. The ETE Compensation Committee and the ETP Compensation Committee also consider the recommendation of the CEO in determining the specific annual cash bonus amounts for each of the other named executive officers. The ETE Compensation Committee and the ETP Compensation Committee do not establish their own financial performance objectives in advance for purposes of determining whether to approve any annual bonuses, and do not utilize any formulaic approach to determine annual bonuses.
For 2016, annual bonuses to be awarded to Messrs. Ramsey, Long and Wright will be determined under the Bonus Plan. The ETE Compensation Committee’s and the ETP Compensation Committee’s evaluation of performance and determination of an overall available bonus pool is based on an internal earnings target generally based on targeted EBITDA (the “Earnings Target”) budget and the performance of each department compared to the applicable departmental budget (with such performance measured based on the specific dollar amount of general and administrative expenses set for each department). The two performance criteria are weighted 75% on the internal Earnings Target budget criteria and 25% on internal department financial budget criteria. Internal Earnings Target is the primary performance factor in determining annual bonuses, while internal department financial budget criteria is considered to ensure that general and administrative costs are being effectively managed in a prudent manner.
The internal financial budgets are generally developed for each business segment, and then aggregated with appropriate corporate level adjustments, to reflect an overall performance objective that is reasonable in light of market conditions and opportunities based on a high level of effort and dedication across all segments of the business. The evaluation of performance versus the internal financial budget is based on EBITDA for a calendar year.
In general, both the ETE Compensation Committee and the ETP Compensation Committee believe that performance at or above the internal Earnings Target and at or below internal department financial budgets would support bonus pools to the named executive officers ranging from 105% to 140% of their annual base earnings (which amount reflects the actual base salary earned during the calendar year to reflect periods before and after any base salary adjustments), with the ability to fund up to an additional 20% above each named executive officer’s target bonus pool upon achievement of 110% of the internal Earnings Target and 110% of the internal department financial budgets. For 2016, the short-term annual cash bonus pool targets for each of the named executive officers were as follows: for Mr. Ramsey, 140% of his annual base earnings; for Mr. Long, 130% of his annual base earnings, which represents an increase from his previous target of 125%; and for Mr. Wright, 105% of his annual base earnings. The increase for Mr. Long was based on and related to his full-year of additional responsibilities as the Group Chief Financial Officer of ETE’s general partner and Chief Financial Officer of the ETP GP.
For 2016, Sunoco Logistics annual bonuses will be determined under the Sunoco Partners LLC Amended and Restated Annual Short-Term Incentive Bonus Plan (the “Sunoco Logistics Bonus Plan”). Mr. Hennigan’s target for 2016 was 140% of his annual base earnings.
In February 2017, the ETP Compensation Committee certified 2016 performance results under the Bonus Plan, which resulted in a bonus payout of 95% of target, which reflected achievement of 93.9% of the internal Earnings Target and 100% of the budget criteria. Based on the approved results, the ETP Compensation Committee approved a cash bonus relating to the 2016 calendar year to Messrs. Ramsey, Long and Wright in the amounts of $838,901, $560,865 and $377,506, respectively.
Equity Awards.  ETP currently has two incentive plans: (i) the Second Amended and Restated Energy Transfer Partners, L.P. 2008 Incentive Plan (the “2008 Incentive Plan”) and (ii) the Energy Transfer Partners, L.P. Amended and Restated 2011 Long-Term Incentive Plan (the “2011 Incentive Plan”). Each of the 2008 Incentive Plan and 2011 Incentive Plan authorizes the ETP Compensation Committee, in its discretion, to grant awards of restricted units, phantom units, unit options and other awards related to ETP common units upon such terms and conditions as it may determine appropriate and in accordance with general guidelines as defined by each such plan. The ETP Compensation Committee determined and/or approved the terms of the unit grants awarded to the named executive officers, including the number of common units subject to the restricted unit award and the vesting structure of those restricted unit awards. All of the awards granted to the named executive officers under these equity incentive plans have consisted of restricted unit awards that are subject to vesting over a specified time period. Upon vesting of any restricted unit award, ETP common units are issued. During 2016, Mr. Hennigan participated in the Sunoco Partners LLC Long-Term Incentive Plan, as amended, (the “Sunoco Logistics Plan”) under which restricted units are awarded, which restricted units have the same vesting terms as awards under the 2008 Incentive Plan.
For 2016, the annual long-term incentive targets for the named executive officers were 600% of annual base salary for Mr. Ramsey, 500% of annual base salary for Mr. Long, which represents an increase from his previous target of 400%, 250% of annual base salary for Mr. Wright, and 600% of annual base salary for Mr. Hennigan. The ETE Compensation Committee approved the increase to Mr. Long’s long-term incentive target in recognition of his additional responsibilities during 2016 as the Group Chief Financial Officer of ETE’s general partner and Chief Financial Officer of the ETP GP. In approving long-term incentive awards for Mr. Long, the ETP Compensation Committee, the Sunoco Logistics Compensation Committee and the compensation committee of Sunoco LP’s general partner utilized the targets set by the ETE Compensation Committee.
In December 2016, the ETP Compensation Committee approved grants of restricted unit awards to Messrs. Ramsey, Long and Wright of 95,625 units, 28,688 units, and 23,906 units, respectively, under the 2008 Incentive Plan related to ETP common units.
As described below in the section titled “Subsidiary Equity Awards,” for 2016, in discussions between the ETE Compensation Committee and ETP Compensation Committees, as well as, the Sunoco Logistics Compensation Committee and the compensation committees of the general partners of Sunoco LP, it was determined that a portion of Mr. Long’s total long-term incentive award target value would be composed of restricted units awarded under the 2008 Incentive Plan as well as restricted/restricted phantom units under the Sunoco Logistics Plan and Sunoco LP equity plan in consideration for his role and responsibilities at those partnerships. Mr. Long’s total 2016 long-term awards were allocated 50% to the 2008 Incentive Plan, 20% to the Sunoco Logistics Plan and 30% to the Sunoco LP equity plan. Mr. Long serves as a financial advisor in matters related to mergers and acquisitions and financing activities to both Sunoco Logistics and Sunoco LP, and certain personnel responsible for the accounting and financial reporting functions provided to Sunoco LP report into his organization.
The restricted unit awards provide for vesting over a five-year period, with 60% vesting at the end of the third year and the remaining 40% vesting at the end of the fifth year, generally subject to continued employment through each specified vesting date. The restricted unit awards entitle the recipients of the restricted unit awards to receive, with respect to each ETP common unit subject to such award that has not either vested or been forfeited, a DER cash payment promptly following each such distribution by ETP to its unitholders. In approving the grant of such restricted unit awards, the ETP Compensation Committee considered several factors, including the long-term objective of retaining such individuals as key drivers of ETP’s future success, the existing level of equity ownership of such individuals and the previous awards to such individuals of equity awards subject to vesting. Vesting of the 2014, 2015 and 2016 awards would accelerate in the event of the death or disability of the named executive officer or in the event of a change in control of ETP as that term is defined under the 2008 Incentive Plan.
In the case of Mr. Hennigan, he received a long-term incentive award under the Sunoco Logistics Plan for 2016 of 133,508 restricted units, which was awarded by the Sunoco Logistics Compensation Committee. This award was awarded on identical terms and conditions with respect to vesting and the right to DER payments, as those awarded to Mr. Long, Ramsey and Wright under the 2008 Incentive Plan in 2016.
The issuance of common units pursuant to the equity incentive plans is intended to serve as a means of incentive compensation; therefore, no consideration will be payable by the plan participants upon vesting and issuance of the common units.
The restricted unit awards for 2016 under the 2008 Incentive Plan as well as awards under the Sunoco Logistics Plan and Sunoco LP equity incentive plan generally require the continued employment of the recipient during the vesting period, provided however, the unvested awards will be accelerated in the event of a change in control of the applicable partnership (other than a change in control to an affiliate) or the death or disability of the award recipient prior to the applicable vesting period being satisfied. In addition, in the event of a change in control of ETP, the awards granted in 2014 and 2015 under the 2008 Incentive Plan and the 2011 Incentive Plan, as applicable, would be accelerated. For awards previously granted under the 2008 Incentive Plan prior to December 2014, unvested awards may also become vested upon a change in control at the discretion of the ETP Compensation Committee. Under the Sunoco Logistics Plan and Sunoco LP equity incentive plan, awards granted in 2014 and 2015 would be accelerated in the event of a change in control of the applicable partnership (other than a change in control of an affiliate).
As discussed below under “Potential Payments Upon a Termination or Change of Control,” certain equity awards automatically accelerate upon a change in control event, which means vesting automatically accelerates upon a change in control irrespective of whether the officer is terminated. In addition, the 2015 award to Mr. Ramsey in accordance with the terms of his offer letter and the 2014 award to Mr. Hennigan included a provision in the applicable award agreement for acceleration of unvested restricted unit awards upon a termination of employment without “cause” by the general partner of the applicable partnership issuing the award. For purposes of the awards the term “cause” shall mean: (i) a conviction (treating a nolo contendere plea as a conviction) of a felony (whether or not any right to appeal has been or may be exercised), (ii) willful refusal without proper cause to perform duties (other than any such refusal resulting from incapacity due to physical or mental impairment), (iii) misappropriation, embezzlement or reckless or willful destruction of property of the partnership or any of its affiliates, (iv) knowing breach of any statutory or common law duty of loyalty to the partnership or any of its or their affiliates, (v) improper conduct materially prejudicial to the business of the partnership or any of its or their affiliates, (vi) material breach of the provisions of any agreement regarding confidential information entered into with the partnership or any of its or their affiliates or (vii) the continuing failure or refusal to satisfactorily perform essential duties to the partnership or any of its or their affiliate.
Permitting the accelerated vesting of equity awards upon a change in control creates an important retention tool by enabling employees to realize value from these awards in the event of a change in control transaction.
Unit Ownership Guidelines. In December 2013, the ETP Board adopted the ETP Executive Unit Ownership Guidelines (the “Guidelines”), which set forth minimum ownership guidelines applicable to certain executives of ETP with respect to common units representing limited partnership interests in ETP. The applicable unit ownership guidelines are denominated as a multiple of base salary, and the amount of common units required to be owned increases with the level of responsibility. Under these guidelines, the President and Chief Operating Officer is expected to own common units having a minimum value of five times his base salary, while each of the remaining named executive officers (other than the CEO) are expected to own common units having a minimum value of four times their respective base salary. In addition to the named executive officers, these guidelines also apply to other covered executives, which executives are expected to own either directly or indirectly in accordance with the terms of the Guidelines, common units having minimum values ranging from two to four times their respective base salary. The Guidelines do not apply to the CEO, who receives a salary of $1.00 per year plus an amount sufficient to cover his allocated payroll deductions for health and welfare benefits.
ETP GP and the ETP Compensation Committee believe that the ownership of the common units, as reflected in the Guidelines, is an important means of tying the financial risks and rewards for the executives to total unitholder return, aligning the interests of such executives with those of ETP’s unitholders, and promoting ETP’s interest in good corporate governance.
Covered executives are generally required to achieve their ownership level within five years of becoming subject to the guidelines. Mr. Ramsey will be required to be compliant with the Guidelines in November 2020, Mr. Long beginning December 2018 and Mr. Wright for his current role in 2021.
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
Covered executives who have not yet met their respective guideline must retain and hold all common units (less common units sold to cover the executive’s applicable taxes and withholding obligation) received in connection with long-term incentive awards. Once the required ownership level is achieved, ownership of the required common units must be maintained for as long as the covered executive is subject to the guidelines. However, those individuals who have met or exceeded their applicable ownership guideline may dispose of common units in a manner consistent with applicable laws, rules and regulations, including regulations of the SEC and ETP’s internal policies, but only to the extent that such individual’s remaining ownership of common units would continue to exceed the applicable ownership guideline.
Affiliate and Subsidiary Equity Awards. In addition to his role as an officer of ETP GP, Mr. Long serves as financial advisor in matters related to mergers and acquisitions and financing activities to both Sunoco Logistics and Sunoco LP, and certain personnel responsible for the accounting and financial reporting functions provided to Sunoco LP report into his organization. In connection with his role at Sunoco Logistics, in December 2016, the Sunoco Logistics Compensation Committee awarded Mr. Long time-based restricted units of Sunoco Logistics in the amount of 16,021 units. In connection with his role at Sunoco LP, in December 2016, the compensation committee of Sunoco LP’s general partner awarded Mr. Long time-based restricted phantom units of Sunoco LP in the amount of 22,210 units. The terms and conditions of the restricted unit/restricted phantom unit awards to Mr. Long under the Sunoco Logistics Plan and Sunoco LP equity plan are identical to the terms and conditions of the restricted unit awards under ETP’s equity plan applicable to Mr. Long.
Qualified Retirement Plan Benefits. The Energy Transfer Partners GP, L.P. 401(k) Plan (the “ETP 401(k) Plan”) is a defined contribution 401(k) plan, which covers substantially all of ETP’s employees, including the named executive officers. Employees may elect to defer up to 100% of their eligible compensation after applicable taxes, as limited under the Code. Matching contributions are not less than the aggregate amount of matching contributions that would be credited to a participant’s account based on a rate of match equal to 100% of each participant’s elective deferrals up to 5% of covered compensation. The amounts deferred by the participant are fully vested at all times, and the amounts contributed by ETP become vested based on years of service. This benefit is provided as a means to incentivize employees and provide them with an opportunity to save for their retirement.
ETP provides a 3% profit sharing contribution to employee 401(k) accounts for all employees with a base compensation below a specified threshold. The contribution is in addition to the 401(k) matching contribution and employees become vested based on years of service.
Health and Welfare Benefits.  All full-time employees, including the named executive officers, may participate in the health and welfare benefit programs including medical, dental, vision, flexible spending, life insurance and disability insurance.
Termination Benefits.  The named executive officers do not have any employment agreements that call for payments of termination or severance benefits or that provide for any payments in the event of a change in control of ETP GP. The 2008 Incentive Plan and 2011 Incentive Plan provide the ETP Compensation Committee with the discretion, unless otherwise specified in the applicable award agreement, to provide for immediate vesting of all unvested restricted unit awards in the event of (i) a change of control, as defined in the applicable plan; (ii) death or (iii) disability, as defined in the applicable plan. In the case of the December 2014, 2015 and 2016 long-term incentive awards to the named executive officers under the 2008 Incentive Plan or, as applicable, the Sunoco Logistics Plan and the Sunoco LP equity plan, the unvested portion of restricted unit awards would immediately and fully vest in the event of a change of control, as defined in the applicable plan. Please refer to “Compensation Tables - Potential Payments Upon a Termination or Change of Control” for additional information.
In addition, ETP GP has also adopted the ETP GP Severance Plan and Summary Plan Description effective as of June 12, 2013, (the “Severance Plan”), which provides for payment of certain severance benefits in the event of Qualifying Termination (as that term is defined in the Severance Plan). In general, the Severance Plan provides payment of two weeks of annual base salary for each year or partial year of employment service, up to a maximum of fifty-two weeks or one year of annual base salary (with a minimum of four weeks of annual base salary) and up to three months of continued group health insurance coverage. The Severance Plan also provides that additional benefits in addition to those provided under the Severance Plan may be paid based on special circumstances, which additional benefits shall be unique and non-precedent setting. The Severance Plan is available to all salaried employees on a nondiscriminatory basis; therefore, amounts that would be payable to the named executive officers upon a Qualified Termination have been excluded from “Compensation Tables - Potential Payments Upon a Termination or Change of Control” below.
ETP Deferred Compensation Plan.  ETP maintains a deferred compensation plan (“DC Plan”), which permits eligible highly compensated employees to defer a portion of their salary and/or bonus until retirement or termination of employment or other designated distribution. Under the DC Plan, each year eligible employees are permitted to make an irrevocable election to defer up to 50% of their annual base salary, 50% of their quarterly non-vested unit distribution income, and/or 50% of their discretionary performance bonus compensation to be earned for services performed during the following year. Pursuant to the DC Plan, ETP may make annual discretionary matching contributions to participants’ accounts; however, ETP has not made any discretionary contributions to participants’ accounts and currently has no plans to make any discretionary contributions to participants’ accounts. All amounts credited under the DC Plan (other than discretionary credits) are immediately 100% vested. Participant accounts are credited with deemed earnings or losses based on hypothetical investment fund choices made by the participants among available funds.
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
ETP Deferred Compensation Plan for Former Sunoco Executives. The ETP Deferred Compensation Plan for Former Sunoco Executives (“Sunoco Logistics DC Plan”) is a deferred compensation plan established by ETP in connection with ETP’s acquisition of Sunoco Logistics. In 2012, Mr. Hennigan waived any future rights or benefits to which he otherwise would have been entitled under both the Sunoco, Inc. Executive Retirement Plan (“SERP”), a non-qualified, unfunded plan that provided supplemental pension benefits over and above the benefits under the Sunoco, Inc. Retirement Plan (“SCIRP”), a qualified defined benefit plan sponsored by Sunoco, Inc., under which benefits are subject to IRS limits for pay and amount, and Sunoco Logistics’ pension restoration plan, in return for which, $2,789,413 of such deferred compensation benefits was credited to Mr. Hennigan's account under the Sunoco Logistics DC Plan. Mr. Hennigan is the only named executive officer eligible to participate in the Sunoco Logistics DC Plan. Mr. Hennigan's account is 100 percent vested and will be distributed in one lump sum payment upon his retirement or termination of employment, or other designated distribution event, including a change of control (as defined in the

Sunoco Logistics DC Plan). His account is credited with deemed earnings (or losses) based on hypothetical investment fund choices made by him among available funds.
Risk Assessment Related to Compensation Structure.  ETP believes the compensation plans and programs for the named executive officers, as well as other employees, are appropriately structured and are not reasonably likely to result in material risk to ETP. ETP believes the compensation plans and programs are structured in a manner that does not promote excessive risk-taking that could harm value or reward poor judgment. ETP also believes that compensation is allocated among base salary and short and long-term compensation in such a way as to not encourage excessive risk-taking. In particular, ETP generally does not adjust base annual salaries for the executive officers and other employees significantly from year to year, and therefore the annual base salary of employees is not generally impacted by ETP’s overall financial performance or the financial performance of an operating segment. Whether, and to what extent, the named executive officers receive a cash bonus is generally determined based on the achievement of specified financial performance objectives as well as the individual contributions of the named executive officers to ETP’s success. Restricted units rather than unit options are used for equity awards because restricted units retain value even in a depressed market so that employees are less likely to take unreasonable risks to get, or keep, options “in-the-money.” Finally, the time-based vesting over five years for long-term incentive awards ensures that employees’ interests align with those of the unitholders for the long-term performance of ETP.
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
Compensation Committee Interlocks and Insider Participation
Messrs. Grimm and Skidmore are the only members of the Compensation Committee. During 2016, no member of the Compensation Committee was an officer or employee of us or any of our subsidiaries or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, neither Mr. Grimm nor Mr. Skidmore is a former employee of ours or any of our subsidiaries.
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

Compensation Tables
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus (1) ($)	Equity Awards (2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3) ($)	All Other Compensation (4) ($)	Total ($)
Kelcy L. Warren (5)	2016	$5,920	$—	$—	$—	$—	$—	$58	$5,978
Chief Executive Officer	2015	6,338	—	—	—	—	—	—	6,338
	2014	6,921	—	—	—	—	—	—	6,921
Thomas E. Long	2016	454,154	560,865	2,007,697	—	—	—	14,679	3,037,395
Chief Financial Officer	2015	399,207	480,296	1,447,063	—	—	—	14,282	2,340,848
	2014	326,221	391,465	777,850	—	—	—	14,032	1,509,568
Matthew S. Ramsey (6)	2016	630,769	838,901	3,433,894	—	—	—	87,375	4,990,939
President and Chief Operating Officer	2015	72,115	200,000	2,749,161	—	—	—	2,587	3,023,863

James M. Wright, Jr.	2016	378,462	377,506	858,464	—	—	47,766	14,447	1,676,645
General Counsel

Michael J. Hennigan(7)	2016	630,769	830,092	3,088,040	—	—	360,066	14,818	4,923,785
President and Chief Executive Officer of Sunoco Partners LLC	2015	611,537	856,152	3,009,815	—	—	—	16,770	4,494,274
	2014	600,000	810,000	3,941,118	—	—	263,923	27,192	5,642,233

(1)
The discretionary cash bonus amounts for named executive officers for 2016 reflect cash bonuses approved by the ETE Compensation Committee, the ETP Compensation Committee and the Sunoco Logistics Compensation Committee in February 2017 that are expected to be paid on or before March 15, 2017.

(2)
Equity award amounts reflect the aggregate grant date fair value of unit awards granted for the periods presented, computed in accordance with FASB ASC Topic 718. For Mr. Long, amounts include equity awards of our subsidiaries and affiliates, as reflected in the “Grants of Plan-Based Awards Table.” See Note 9 to our consolidated financial statements for additional assumptions underlying the value of the equity awards.

(3)	During 2016, Mr. Wright had a gain of $47,766 under the DC Plan and Mr. Hennigan had a gain of $360,066 under the Sunoco Logistics DC Plan.

(4)
The amounts reflected for 2016 in this column include (i) matching contributions to the 401(k) plan made by ETP on behalf of the named executive officers of $13,250 for each of Messrs. Long, Ramsey, Wright and Hennigan, (ii) the dollar value of life insurance premiums paid for the benefit of the named executive officers and (iii) $72,557 in relocation costs for Mr. Ramsey.

(5)
Mr. Warren voluntarily determined that his salary would be reduced to $1.00 per year (plus an amount sufficient to cover his allocated payroll deductions for health and welfare benefits). He also does not accept a cash bonus or any equity awards under the equity incentive plans.

(6)
Mr. Ramsey serves as a member of the board of directors of ETE, the owner of our General Partner. Mr. Ramsey’s other compensation for 2015 does not include $104,400 of director fees paid in cash by ETE. Mr. Ramsey was also a non-employee director of Sunoco LP during 2015, until his November appointment to our General Partner, and his 2015 other compensation does not include $354,210 of director fees paid in cash by Sunoco LP.

(7)
The amounts shown for Mr. Hennigan reflect the change in present value for all defined benefit pension plans and supplemental executive retirement plans in which he participated. The applicable disclosure rules require the change in pension value be shown as “$0” if the actual calculation of the change in pension value is less than zero (i.e., a decrease). The decrease in SCIRP pension value for Mr. Hennigan was $49,762 for 2015. The year-over-year change in actuarial present value of Mr. Hennigan’s pension benefits under the SCIRP for 2015 was negative because Sunoco, Inc. terminated the SCIRP on October 31, 2014. Mr. Hennigan elected to receive his accrued SCIRP benefit in the form of a lump sum. Because the estimate of the present value of his SCIRP benefit at year-end 2014 assumed that Mr. Hennigan (under the Final Average Pay formula) had a 90 percent probability of electing a lump sum rather than an annuity (which would be transferred to an insurance company with a premium of 47.5%) at December 1, 2015 as part of the plan termination, the change in actuarial present value from the estimate at year-end 2014 was negative because no such premium was paid, resulting in a lower present value of his benefit. Mr. Hennigan did not have any above market preferential payments on deferred compensation during 2016, 2015 or 2014.
Grants of Plan-Based Awards Table

Name	Grant Date	All Other Unit Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ / Unit)	Grant Date Fair Value of Unit Awards(1)
ETP Unit Awards:
Kelcy L. Warren	N/A	—	—	$—	$—
Thomas E. Long	12/29/2016	28,688	—	—	1,030,186
Matthew S. Ramsey	12/26/2016	95,625	—	—	3,433,894
James M. Wright, Jr.	12/29/2016	23,906	—	—	858,464
Michael J. Hennigan	N/A	—	—	—	—
Sunoco Logistics Unit Awards:
Thomas E. Long	12/29/2016	16,021	—	—	384,504
Michael J. Hennigan	12/12/2016	133,508	—	—	3,088,040
Sunoco LP Unit Awards:
Thomas E. Long	12/29/2016	22,210	—	—	593,007

(1)	We have computed the grant date fair value of unit awards in accordance with FASB ASC Topic 718, as further described above and in Note 9 to our consolidated financial statements.
Narrative Disclosure to Summary Compensation Table and Grants of the Plan-Based Awards Table
A description of material factors necessary to understand the information disclosed in the tables above with respect to salaries, bonuses, equity awards, nonqualified deferred compensation earnings (and losses), and 401(k) plan contributions can be found in the Compensation Discussion and Analysis that precedes these tables.

Outstanding Equity Awards at 2016 Fiscal Year-End Table

		Unit Awards
Name	Grant Date(1)	Number of Units That Have Not Vested(1)(2) (#)	Market or Payout Value of Units That Have Not Vested(3) ($)
ETP Unit Awards:
Kelcy L. Warren	—	—	$—
Thomas E. Long	12/29/2016	28,688	1,027,317
	12/9/2015	18,525	663,380
	12/16/2014 (4)	13,651	488,842
	12/5/2013 (4)	4,344	155,559
	12/5/2012 (4)	4,124	147,680
Matthew S. Ramsey	12/29/2016	95,625	3,424,331
	12/9/2015	77,190	2,764,174
James M. Wright, Jr.	12/29/2016	23,906	856,074
	12/9/2015	14,620	523,542
	12/16/2014	9,104	326,014
	12/30/2013	2,960	105,998
	1/10/2013	2,400	85,944
Michael J. Hennigan	N/A	—	—

Sunoco Logistics Unit Awards:
Thomas E. Long	12/29/2016	16,021	384,824
	12/4/2015	11,208	269,216
Michael J. Hennigan	12/12/2016	133,508	3,206,862
	12/4/2015	116,750	2,804,335
	12/5/2014	74,043	1,778,513
	1/29/2014	4,000	96,080
	12/5/2013	34,960	839,739
	1/24/2013	16,000	384,320
	12/5/2012	36,000	864,720

Sunoco LP Unit Awards:
Thomas E. Long	12/29/2016	22,210	597,227
	12/16/2015	14,125	379,821
Matthew S. Ramsey	1/2/2015	2,035	54,721
	11/10/2014	747	20,087

(1)	ETP common unit awards outstanding vest as follows:

•	at a rate of 60% in December 2019 and 40% in December 2021 for awards granted in December 2016;

•	at a rate of 60% in December 2018 and 40% in December 2020 for awards granted in December 2015;

•	at a rate of 60% in December 2017 and 40% in December 2019 for awards granted in December 2014;

•	at a rate of 60% in December 2016 and 40% in December 2018 for awards granted in December 2013;

•	at a rate of 60% in December 2015 and 40% in December 2017 for awards granted in January 2013; and

•	ratably in December of each year through 2017 for awards granted in December 2012.
Sunoco Logistics common unit awards outstanding vest as follows:

•	at a rate of 60% in December 2019 and 40% in December 2021 for awards granted in December 2016;

•	at a rate of 60% in December 2018 and 40% in December 2020 for awards granted in December 2015;

•	at a rate of 60% in December 2017 and 40% in December 2019 for awards granted in December 2014;

•	at a rate of 60% in December 2016 and 40% in December 2018 for awards granted in January 2014 and awards granted in December 2013; and

•	ratably in December of each year through 2017 for awards granted in January 2013 and December 2012.
Sunoco LP common unit awards outstanding vest as follows:

•	at a rate of 60% in December 2019 and 40% in December 2021 for awards granted in December 2016;

•	at a rate of 60% in December 2018 and 40% in December 2020 for awards granted in December 2015; and

•	at a rate of 60% in December 2017 and 40% in December 2019 for awards granted in November 2014 and January 2015.

(2)	Sunoco Logistics unit amounts reflect the two-for-one split of Sunoco Logistics common units in June 2014.

(3)
Market value was computed as the number of unvested awards as of December 31, 2016 multiplied by the closing price of our Common Units or Sunoco Logistics or Sunoco LP common units, accordingly, on December 31, 2016.

(4)
Upon the April 30, 2015 Regency Merger, each outstanding unvested Regency unit award converted into 0.4124 ETP unit awards, maintaining the same terms as the original Regency award terms, which were similar to those of ETP. These outstanding unit awards represent Regency awards that converted to ETP awards.

Option Exercises and Units Vested Table

	Unit Awards
Name	Number of Units Acquired on Vesting(1)(2) (#)	Value Realized on Vesting(1) ($)
ETP Unit Awards:
Kelcy L. Warren	—	$—
Thomas E. Long	8,372	294,937
Matthew S. Ramsey	—	—
James M. Wright, Jr.	6,040	212,783
Michael J. Hennigan	—	—
Sunoco Logistics Unit Awards:
Michael J. Hennigan	110,440	2,559,999

(1)
Amounts presented represent the number of units subject to awards that vested during 2016 and the value realized upon vesting of such units, which is calculated as the number of units subject to vesting multiplied by the closing price of our Common Units or Sunoco Logistics common units, accordingly, upon the vesting date.

(2)	Sunoco Logistics unit amounts reflect the two-for-one split of Sunoco Logistics common units in June 2014.
We have not issued option awards.
Nonqualified Deferred Compensation
The following table provides the voluntary salary deferrals made by the named executive officers in 2016 under the DC Plan and, in the case of Mr. Hennigan, the Sunoco Logistics DC Plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at Last FYE ($)
Kelcy L. Warren	$—	$—	$—	$—	$—
Thomas E. Long	—	—	—	—	—
Matthew S. Ramsey	—	—	—	—	—
James M. Wright, Jr.	—	—	47,766	—	73,467
Michael J. Hennigan	—	—	360,066	—	3,682,582
A description of the key provisions of the DC Plan and the Sunoco Logistics DC Plan can be found in the Compensation Discussion and Analysis that precedes these tables above.

Potential Payments Upon a Termination or Change of Control
Equity Awards. As discussed in the Compensation Discussion and Analysis above, the restricted unit awards under the 2008 Incentive Plan, the 2011 Incentive Plan, as well as, the Sunoco Logistics Plan and the Sunoco LP equity plan, generally require the continued employment of the recipient during the vesting period, provided however, unvested awards will be accelerated in the event of the death or disability of the award recipient prior to the applicable vesting period being satisfied. In addition, in the event of a change in control, all awards granted in 2014, 2015 and 2016 under the 2008 Incentive Plan or the 2011 Incentive Plan, as applicable, and/or the Sunoco Logistics Plan and the Sunoco LP equity plan would be accelerated. For awards granted under the 2008 Incentive Plan or the Sunoco Logistics Plan and the Sunoco LP equity plan prior to December 2014, unless otherwise specified in the applicable award agreement, unvested awards may also become vested upon a change in control at the discretion of the applicable compensation committee. This discussion assumes a scenario in which the ETP Compensation Committee, the Sunoco Logistics Compensation Committee or the compensation committee of the general partner of Sunoco LP did not exercise their discretion to accelerate unvested awards in connection with a change in control.
The awards under the 2008 Incentive Plan, the 2011 Incentive Plan and the 2014, 2015 and 2016 awards under the Sunoco Logistics Plan and Sunoco LP equity incentive plan all provide for acceleration of vesting in the event of the death or disability of the award recipient. In addition, the ETP Compensation Committee has approved a retirement provision, which provides that employees with at least ten years of service with the general partner, who leave the general partner voluntarily due to retirement, are eligible for accelerated vesting of 40% of his or her award for named executive officers age 65 to 68, or 50% of his or her award for named executive officers over age 68. Under the assumption described above, none of the restricted units granted in December 2016 would vest upon a named executive officer’s retirement because none of such officers met the age criteria for vesting at such time. For 2015 and 2016, the Sunoco Logistics Compensation Committee included a provision in their award agreements which provided that an employee with at least ten years of service, who leaves employment voluntarily due to retirement, is eligible for accelerated vesting of 40% of his or her award from age 65 to 68 or 50% of his or her award over age 68.
In the event of death, the named executive officers participate in the life insurance plans offered to all employees (i.e., life insurance benefits equal to one and one-half times the named executive officer’s annual base salary, up to a maximum of $750,000 plus any supplemental life insurance elected and paid for by the named executive officer).
Deferred Compensation Plans. As discussed in the Compensation Discussion and Analysis above, all amounts under the DC Plan and the Sunoco Logistics Plan (other than discretionary credits) are immediately 100% vested. Upon a change in control (as defined in the DC Plan and/or the Sunoco Logistics DC Plan), distributions from the respective plans would be made in accordance with the normal distribution provisions of the respective plan. A change in control is generally defined in the DC Plan and the Sunoco Logistics Plan as any change in control event within the meaning of Treasury Regulation Section 1.409A-3(i)(5).
Director Compensation
The Compensation Committee periodically reviews and makes recommendations regarding the compensation of the directors of ETP General Partner. In 2016, non-employee directors each received an annual fee of $50,000 in cash. Additionally, the Chairman of the Audit Committee receives an annual fee of $15,000 and the members of the Audit Committee receive an annual fee of $10,000. The Chairman of the ETP Compensation Committee receives an annual fee of $7,500 and the members of the ETP Compensation Committee receive an annual fee of $5,000. In 2016, members of the Conflicts Committee received cash payments on a to-be-determined basis for each Conflicts Committee assignment. Employee directors, including Mr. Warren, do not receive any fees for service as directors. In addition, the non-employee directors participate in the 2008 Incentive Plan. Each director who is not also (i) a shareholder or a direct or indirect employee of any parent, or (ii) a direct or indirect employee of ETP LLC, ETP, or a subsidiary, who is elected or appointed to the Board for the first time shall automatically receive, on the date of his or her election or appointment, an award of 2,500 unvested ETP Common Units. In 2016, non-employee directors received annual grants of restricted Common Units equal to an aggregate of $100,000 divided by the closing price of our Common Units on the date of grant, which will vest 60% after the third year and the remaining 40% after the fifth year after the grant date.
The compensation paid to the non-employee directors of our General Partner in 2016 is reflected in the following table:

Name	Fees Paid in Cash(1) ($)	Unit Awards(2) ($)	All Other Compensation ($)	Total ($)
Ted Collins, Jr.	$87,852	$100,001	$—	$187,853
Michael K. Grimm	132,352	100,001	—	232,353
James R. (Rick) Perry (3)	118,411	100,001	—	218,412
David K. Skidmore	128,865	100,001	—	228,866

(1)	Fees paid in cash are based on amounts paid during the period.

(2)	Unit award amounts reflect the aggregate grant date fair value of awards granted based on the market price of Common Units as of the grant date.

(3)
Mr. Perry resigned from the board of our General Partner effective December 31, 2016, at which time all of his unit awards were forfeited. In January 2017, the ETP Compensation Committee approved a cash payment to Mr. Perry of $191,870, representing the fair value of the unit awards forfeited upon his resignation.

As of December 31, 2016, Messrs. Collins and Grimm each had 6,600 unit awards outstanding and Mr. Skidmore had 7,176 unit awards outstanding.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNITHOLDER MATTERS
Equity Compensation Plan Information
The following table sets forth, in tabular format, a summary of certain information related to our equity incentive plans as of December 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(c)
Equity compensation plans approved by security holders	6,291,137	$—	1,819,381
Equity compensation plans not approved by security holders	—	—	—
Total	6,291,137	$—	1,819,381
Energy Transfer Partners, L.P. Units
The following table sets forth certain information as of February 17, 2017, regarding the beneficial ownership of our securities by certain beneficial owners, each director and named executive officer of our General Partner and all directors and executive officers of our General Partner as a group. The General Partner knows of no other person not disclosed herein who beneficially owns more than 5% of our Common Units.

Title of Class	Name and Address of Beneficial Owner(1)	Beneficially Owned(2)(3)	Percent of Class
Common Units	Kelcy L. Warren	21,107	*
	Thomas E. Long	27,340	*
	Marshall S. (Mackie) McCrea, III	351,710	*
	Matthew S. Ramsey	15,355	*
	James M. Wright, Jr.	16,884	*
	Michael J. Hennigan	—	*
	A. Troy Sturrock	10,391	*
	Ted Collins, Jr.	114,624	*
	Michael K. Grimm	34,158	*
	David K. Skidmore	11,617	*
	All Directors and Executive Officers as a Group (10 Persons)	603,186	*
	ETE(4)	18,356,751	3.3%
	ALPS Advisors, Inc. (5)	27,621,824	5.0%
Class E Units	Heritage Holdings, Inc.(6)	8,853,832	100%
Class G Units	Sunoco, Inc.(7)	90,706,000	100%
Class H Units	ETE(4)	81,001,069	100%
Class K Units	Sunoco, Inc.(7)	64,102,567	100%
Class K Units	ETP Holdco	19,509,477	100%
Class K Units	SUG Holdings	17,913,385	100%

*	Less than 1%

(1)
Unless otherwise indicated, the address for all beneficial owners listed above is 8111 Westchester Drive, Suite 600, Dallas, Texas 75225.  The address for Mr. McCrea is 800 E. Sonterra Blvd., San Antonio, Texas 78258.  The address for Mr. Hennigan is 3807 West Chester Pike, Newtown Square, Pennsylvania 19073.  The address for Sunoco, Inc. is 3801 West Chester Pike, Newtown Square, Pennsylvania, 19073. The address for ALPS Advisors, Inc. is 1290 Broadway, Suite 1100, Denver, Colorado 80203.

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

(5)
Information reflected herein for ALPS Advisors, Inc. (“AAI”) is based on its Schedule 13G filed on January 26, 2017. AAI, a registered investment adviser, furnishes investment advice to investment companies registered under the Investment Company Act of 1940 (collectively referred to as the “Funds”). In its role as investment advisor, AAI has voting and/or investment power over the ETP common units that are owned by the Funds, and may be deemed to be the beneficial owner of the ETP common units held by the Funds. However, all units reported in this table are owned by the Funds. AAI disclaims beneficial ownership of such common units. The Funds have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of ETP common units held in their respective accounts. Alerian MLP ETF is an investment company registered under the Investment Company Act of 1940 and is one of the Funds to which AAI provides investment advice. The interest of Alerian MLP ETF, as reported in its January 26, 2017 Schedule 13G, amounted to 27,505,142 common units, or 4.99% of the total outstanding ETP common units.

(6)	The Partnership indirectly owns 100% of the common stock of Heritage Holdings, Inc.

(7)	The Partnership indirectly owns 100% of the common stock of Sunoco, Inc.
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

We have an operating lease agreement with the former owners of ETG, including Mr. Warren. We pay these former owners $5 million in operating lease payments per year through 2017. With respect to the related party transaction with ETG, the Conflicts Committee of ETP met numerous times prior to the consummation of the transaction to discuss the terms of the transaction. The committee made the determination that the sale of ETG to ETP was fair and reasonable to ETP and that the terms of the operating lease between ETP and the former owners of ETG are fair and reasonable to ETP.
We received $21 million, $23 million and $26 million in management fees from ETE for the provision of various general and administrative services for ETE’s benefit for the years ended December 31, 2016, 2015, and 2014, respectively.
On July 27, 2016, the Partnership issued to ETE an aggregate amount of 180 Class J units representing limited partner interests in the Partnership (the “Class J Units”). A portion of the additional Class J Units will be issued during each of 2016, 2017 and 2018. Each Class J Unit is entitled to an allocation of $10.0 million of depreciation, amortization, depletion or other form of cost-recovery during the year in which such Class J Unit was issued; no Class J Unit is entitled to any other allocations of depreciation, amortization, depletion or other cost-recovery in any other year, and such units are not entitled to any cash distributions at any time. In exchange for the issuance of the Class J Units, ETP’s partnership agreement was amended to further reduce incentive distributions commencing with the quarter ended June 30, 2016 and ending with the quarter ending December 31, 2017, in an aggregate amount of $720 million.
In March 2016, ETP contributed to Sunoco LP its remaining 68.42% interest in Sunoco, LLC and 100% interest in the legacy Sunoco, Inc. retail business for $2.23 billion. Sunoco LP paid $2.20 billion in cash, including a working capital adjustment and issued 5.7 million Sunoco LP common units to Retail Holdings, a wholly-owned subsidiary of the Partnership.
Class K Units
On December 29, 2016, the Partnership issued to certain of its indirect subsidiaries, in exchange for cash contributions and the exchange of outstanding common units representing limited partner interests in the Partnership, Class K Units, each of which is entitled to a quarterly cash distribution of $0.67275 per Class K Unit prior to ETP making distributions of available cash to any class of units other than the Class H Units and the Class I Units, excluding any cash available distributions or dividends or capital stock sales proceeds received by ETP from ETP Holdco.  As of December 31, 2016, a total of 101,525,429 Class K Units were held by indirect subsidiaries of ETP.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The following sets forth fees billed by Grant Thornton LLP for the audit of our annual financial statements and other services rendered (dollars in millions):

	Years Ended December 31,
	2016	2015
Audit fees(1)	$6.4	$6.8
Audit related fees(2)	0.4	0.8
Tax fees(3)	0.1	0.1
Total	$6.9	$7.7

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

(2)
Includes fees in 2016 and 2015 for financial statement audits and interim reviews of subsidiary entities in connection with contribution and sale transactions. Includes fees in 2016 and 2015 in connection with the service organization control report on Panhandle’s centralized data center.

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

ITEM 16.  FORM 10-K SUMMARY
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
Kelcy L. Warren
Chief Executive Officer and officer duly authorized to sign on behalf of the registrant
Dated: February 24, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kelcy L. Warren	Chief Executive Officer and Chairman of the Board	February 24, 2017
Kelcy L. Warren	of Directors (Principal Executive Officer)

/s/ Thomas E. Long	Chief Financial Officer	February 24, 2017
Thomas E. Long	(Principal Financial Officer)

/s/ A. Troy Sturrock	Senior Vice President and Controller	February 24, 2017
A. Troy Sturrock	(Principal Accounting Officer)

/s/ Matthew S. Ramsey	President, Chief Operating Officer and Director	February 24, 2017
Matthew S. Ramsey

/s/ Marshall S. McCrea, III	Director	February 24, 2017
Marshall S. McCrea, III

/s/ Ted Collins, Jr.	Director	February 24, 2017
Ted Collins, Jr.

/s/ Michael K. Grimm	Director	February 24, 2017
Michael K. Grimm

/s/ David K. Skidmore	Director	February 24, 2017
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

2.2
Amendment No. 1, dated December 1, 2011, to the Contribution and Redemption Agreement by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P. dated October 15, 2011 (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed December 7, 2011).

2.3
Amendment No. 2, dated January 11, 2012, to the Contribution and Redemption Agreement by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P. dated October 15, 2011 (incorporated by reference to Exhibit 10.1 to Exhibit 2.1 to Registrant’s Form 8-K filed on January 13, 2012).

2.4
Agreement and Plan of Merger, dated as of April 29, 2012 by and among Energy Transfer Partners, L.P., Sam Acquisition Corporation, Energy Transfer Partners GP, L.P., Sunoco, Inc. and, for certain limited purposes set forth therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on May 1, 2012).

2.5
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

2.6
Transaction Agreement, dated as of June 15, 2012, by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage Holdings, Inc., Energy Transfer Equity, L.P., ETE Sigma Holdco, LLC and ETE Holdco Corporation (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on June 20, 2012).

2.7
Agreement and Plan of Merger, dated as of April 27, 2014 by and among Energy Transfer Partners, L.P., Drive Acquisition Corporation, Heritage Holdings, Inc., Energy Transfer Partners GP, L.P., Susser Holdings Corporation, and, for certain limited purposes set forth therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on April 28, 2014).

2.8
Agreement and Plan of Merger, dated as of January 25, 2015, by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Regency Energy Partners LP, Regency GP LP and, solely for purposes of certain provisions therein, Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 2.1 to Registrant’s Form 8-K filed on January 26, 2015).

2.9
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

2.10
Contribution Agreement, dated October 24, 2016 by and among Energy Transfer Partners, L.P. and NGP X US Holdings, LP, PennTex Midstream Partners, LLC, MRD Midstream LLC, WHR Midstream LLC and certain individual investors and managers named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed October 25, 2016).

2.11
Membership Interest Purchase Agreement, dated as of August 2, 2016, by and between Bakken Holdings Company LLC and MarEn Bakken Company LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2016).

2.12*	First Amendment, dated December 14, 2016, to the Membership Interest Purchase Agreement, dated as of August 2, 2016, by and between Bakken Holdings Company LLC and MarEn Bakken Company LLC.
2.13
Agreement and Plan of Merger, dated as of November 20, 2016, by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Sunoco Logistics Partners L.P., Sunoco Partners LLC and, solely for purposes of certain provisions therein, Energy Transfer Equity, L.P. (incorporate by reference to Exhibit 2.1 of Form 8-K File No. 1-11727, filed November 21, 2016.

2.14
Amendment No. 1 to Agreement and Plan of Merger, dated as of December 16, 2016, by and among Sunoco Logistics Partners L.P., Sunoco Partners LLC, SXL Acquisition Sub LLC, SXL Acquisition Sub LP, Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., ETP Acquisition Sub, LLC and, solely for purposes of certain provisions therein, Energy Transfer Equity, L.P. (incorporate by reference to Exhibit 2.2 of Form 8-K File No. 1-11727, filed December 21, 2016.

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

3.1.9
Amendment No. 9, dated March 9, 2015, to the Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed March 10, 2015).

3.1.10
Amendment No. 10 to the Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed April 30, 2015).

3.1.11
Amendment No. 11 to the Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P. dated as of August 21, 2015 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed August 27, 2015).

3.1.12
Amendment No. 12 to the Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P., dated as of April 6, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed April 7, 2016).

3.1.13
Amendment No. 13 to the Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P., dated July 27, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed August 2, 2016).

3.1.14
Amendment No. 14 to the Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P., dated November 1, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed November 3, 2016).

3.1.15
Amendment No. 15 to the Second Amended and Restated Agreement of Limited Partnership of Energy Transfer Partners, L.P., dated December 29, 2016 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed January 4, 2017).

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

3.4	Fourth Amended and Restated Limited Liability Company Agreement of Energy Transfer Partners, L.L.C. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed August 10, 2010).

Exhibit Number	Description
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
3.5.1
Amendment to the Certificate of Limited Partnership of Sunoco Logistics Partners L.P. dated as of August 28, 2015 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed September 1, 2015).

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

3.8.3
Amendment No. 3 to Third Amended and Restated Partnership Agreement of Sunoco Logistics Partners L.P., dated as of June 12, 2014 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed June 17, 2014).

3.8.4
Amendment No. 4 to Third Amended and Restated Partnership Agreement of Sunoco Logistics Partners L.P., dated as of July 30, 2014 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed August 4, 2014).

3.8.5
Amendment No. 5 to Third Amended and Restated Partnership Agreement of Sunoco Logistics Partners L.P., dated as of August 28, 2015 (incorporated by reference to Exhibit 3.2 of Form 8-K, File No. 1-31219, filed September 1, 2015).

3.8.6
Amendment No. 6 to Third Amended and Restated Partnership Agreement of Sunoco Logistics Partners L.P., dated as of October 8, 2015 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed October 15, 2015).

3.8.7
Amendment No. 7 to Third Amended and Restated Partnership Agreement of Sunoco Logistics Partners L.P., dated as of September 26, 2016 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed September 26, 2016).

3.9
Fifth Amended and Restated Limited Liability Company Agreement of Sunoco Partners LLC dated as of October 21, 2013 (incorporated by reference to Exhibit 3.1 of Form 8-K, File No. 1-31219, filed November 1, 2013).

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
4.1
Registration Rights Agreement, dated April 30, 2013, by and between Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on May 1, 2013).

4.2
Indenture dated January 18, 2005 among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed January 19, 2005).

4.3
First Supplemental Indenture dated January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on January 19, 2005).

Exhibit Number	Description
4.4
Second Supplemental Indenture dated as of February 24, 2005 to Indenture dated as of January 18, 2005, among Energy Transfer Partners, L.P., the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee (Incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-Q for the quarter ended February 28, 2005).

4.5	Form of Senior Indenture of Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 4.11 to the Registrant’s Form S-3 filed August 9, 2006).
4.6	Form of Subordinated Indenture of Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 4.12to the Registrant’s Form S-3 filed August 9, 2006).
4.7
Fourth Supplemental Indenture dated as of June 29, 2006 to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P, the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.13 to the Registrant’s Form 10-K for the year ended August 31, 2006).

4.8
Fifth Supplemental Indenture dated as of October 23, 2006 to Indenture dated January 18, 2005, among Energy Transfer Partners, L.P, the subsidiary guarantors named therein and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed October 25, 2006).

4.9
Sixth Supplemental Indenture dated March 28, 2008, by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed March 31, 2008).

4.10
Seventh Supplemental Indenture dated December 23, 2008, by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed December 23, 2008).

4.10.1
Eighth Supplemental Indenture dated April 7, 2009, by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on April 7, 2009).

4.11
Ninth Supplemental Indenture, dated as of May 12, 2011, to the Indenture dated January 18, 2005, by and between Energy Transfer Partners, L.P. and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed May 12, 2011).

4.12
Tenth Supplemental Indenture, dated as of January 17, 2012, to the Indenture dated January 18, 2005, by and between Energy Transfer Partners, L.P. and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K filed January 17, 2012).

4.13
Eleventh Supplemental Indenture dated as of January 22, 2013 by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed January 22, 2013).

4.14
Twelfth Supplemental Indenture dated as of January 24, 2013 by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed June 26, 2013).

4.15
Thirteenth Supplemental Indenture dated as of September 19, 2013 by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed September 19, 2013).

4.16
Fourteenth Supplemental Indenture dated as of March 12, 2015 by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on March 12, 2015).

4.17
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

Exhibit Number	Description
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

10.1+
Second Amended and Restated Energy Transfer Partners, L.P. 2008 Long-Term Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed October 24, 2014).

10.2+	Energy Transfer Partners, L.P. Amended and Restated 2004 Unit Plan (incorporated by reference to Exhibit 10.6.6 to the Registrant’s Form 10-Q for the quarter ended June 30, 2008).
10.3+	Energy Transfer Partners Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2010).
10.4+
Form of Grant Agreement under the Energy Transfer Partners, L.P. Amended and Restated 2004 Unit Plan and the 2008 Energy Transfer Partners, L.P. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed November 1, 2004).

10.5+	Energy Transfer Partners, L.L.C. Annual Bonus Plan effective January 1, 2014 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended June 30, 2014).
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

10.10
Exchange and Redemption Agreement by and among Energy Transfer Partners, L.P., Energy Transfer Equity, L.P. and ETE Common Holdings, LLC dated August 7, 2013 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2013).

10.11
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

10.12
Purchase and Sale Agreement, dated as of September 14, 2006, among Energy Transfer Partners, L.P. and EFS-PA, LLC (a/k/a GE Energy Financial Services), CDPQ Investments (U.S.), Inc., Lake Bluff, Inc., Merrill Lynch Ventures, L.P. and Kings Road Holdings I, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed September 18, 2006).

10.13
Note Purchase Agreement, dated as of November 17, 2004, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 2007).

10.13.1
Amendment No. 1 to the Note Purchase Agreement, dated as of April 18, 2007, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 2007).

10.14
Note Purchase Agreement, dated as of May 24, 2007, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto (incorporated by reference to the same numbered Exhibit to the Registrant’s Form 10-Q for the quarter ended May 31, 2007).

10.14.1
Note Purchase Agreement, dated December 9, 2009, by and among Transwestern Pipeline Company, LLC and the Purchasers parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 14, 2009).

Exhibit Number	Description
10.15
Term Loan Agreement dated as of July 28, 2011, by and among Fayetteville Express Pipeline LLC, The Royal Bank of Scotland plc, as administrative agent, and certain other agents and lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed August 2, 2011).

10.16
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

10.17
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

10.18
Guarantee of Collection made as of March 26, 2012, by Citrus ETP Finance LLC, to Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on March 28, 2012).

10.19
Support Agreement, dated March 26, 2012, by and among PEPL Holdings, LLC, Energy Transfer Partners, L.P., and Citrus ETP Finance LLC (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on March 28, 2012).

10.20
Contingent Residual Support Agreement by and among Energy Transfer Partners, L.P., AmeriGas Finance LLC, AmeriGas Finance Corp., AmeriGas Partners, L.P. and, for certain limited purposes, UGI Corporation, dated January 12, 2012 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on January 13, 2012).

10.21
Unitholder Agreement by and among Energy Transfer Equity, L.P., Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P. dated January 12, 2012 (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed on January 13, 2012).

10.22
Letter agreement by and among Energy Transfer Partners, L.P., Energy Transfer Partners GP, L.P., Heritage ETC, L.P. and AmeriGas Partners, L.P, dated January 11, 2012 (incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed on January 13, 2012).

10.23
Letter Agreement, dated as of April 29, 2012, by and among Energy Transfer Partners, L.P. and Energy Transfer Equity, L.P. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on May 1, 2012).

10.24
Commitment Increase Agreement by and among Energy Transfer Partners, L.P., the lenders party thereto and Wells Fargo Bank, National Association, in its capacity as administrative agent for the lenders dated as of February 10, 2015 (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed February 17, 2015).

10.25
Amended and Restated Operating Agreement of Sunoco, LLC, dated effective as of April 1, 2015, by and between ETP Retail Holdings, LLC and Susser Petroleum Operating Company LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 1, 2015).

10.26
Guarantee of Collection, made as of April 1, 2015, by ETP Retail Holdings, LLC to Sunoco LP and Sunoco Finance Corp. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on April 1, 2015).

10.27
Support Agreement, made as of April 1, 2015, by and among Sunoco, Inc. (R&M), Sunoco LP, Sunoco Finance Corp. and ETP Retail Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed April 1, 2015).

10.28
Support Agreement, made as of April 1, 2015, by and among Atlantic Refining & Marketing Corp., Sunoco LP, Sunoco Finance Corp. and ETP Retail Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed April 1, 2015).

10.29
Eleventh Supplemental Indenture, dated as of April 30, 2015, by and among Regency Energy Partners LP, Regency Energy Finance Corp., the subsidiary guarantors party thereto, Energy Transfer Partners, L.P., as parent guarantor, and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 30, 2015).

10.30
Ninth Supplemental Indenture, dated as of April 30, 2015, by and among Regency Energy Partners LP, Regency Energy Finance Corp., the subsidiary guarantors party thereto, Energy Transfer Partners, L.P., as parent guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed April 30, 2015).

10.31
Sixth Supplemental Indenture, dated as of April 30, 2015, by and among Regency Energy Partners LP, Regency Energy Finance Corp., the subsidiary guarantors party thereto, Panhandle Eastern Pipe Line Company, LP, as guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed April 30, 2015).

Exhibit Number	Description
10.32
Eighth Supplemental Indenture, dated as of April 30, 2015, by and among Regency Energy Partners LP, Regency Energy Finance Corp., the subsidiary guarantors party thereto, Energy Transfer Partners, L.P., as parent guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed April 30, 2015).

10.33
Second Supplemental Indenture, dated as of April 30, 2015, by and among Regency Energy Partners LP, Regency Energy Finance Corp., the subsidiary guarantors party thereto, Energy Transfer Partners, L.P., as parent guarantor, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed April 30, 2015).

10.34	Separation and Non-Solicit Agreement and Full Release of Claims (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed May 14, 2015).
10.35
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

10.36
Twelfth Supplemental Indenture, dated as of August 10, 2015, by and among Energy Transfer Partners, L.P., Regency Energy Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed August 13, 2015).

10.37
Eighth Supplemental Indenture, dated as of August 10, 2015, by and among Energy Transfer Partners, L.P., Regency Energy Finance Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed August 13, 2015).

10.38
Ninth Supplemental Indenture, dated as of August 10, 2015, by and among Energy Transfer Partners, L.P., Regency Energy Finance Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed August 13, 2015).

10.39
Contribution Agreement, dated as of July 14, 2015, by and among Susser Holdings Corporation, Heritage Holdings, Inc., ETP Holdco Corporation, Sunoco LP, Sunoco GP LLC and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed July 15, 2015).

10.40
Exchange and Repurchase Agreement, dated as of July 14, 2015, by and among Energy Transfer Equity, L.P., Energy Transfer Partners GP, L.P. and Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed July 15, 2015).

10.41
Contribution Agreement dated as of November 15, 2015, by and among Sunoco, LLC, Sunoco, Inc., ETP Retail Holdings, LLC, Sunoco LP, Sunoco GP LLC, and solely with respect to Section 11.19 and other provisions related thereto, Energy Transfer Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed November 19, 2015).

10.42+
Energy Transfer Partners Deferred Compensation Plan for Former Sunoco Executives effective October 5, 2012 (incorporated by reference to Exhibit 10.21 of the Form 10-K of Sunoco Logistics Partners L.P., File No. 1-31219, filed February 25, 2016).

10.43	Guarantee of Collection, dated as of March 31, 2016, by and between ETP Retail Holdings, LLC and Sunoco LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed April 1, 2016).
10.44
Support Agreement, dated as of March 31, 2016, by and between Sunoco, Inc., Sunoco LP, and ETP Retail Holdings, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed April 1, 2016).

10.45
Support Agreement, dated as of March 31, 2016, by and between Atlantic Refining & Marketing Corp., Sunoco LP, and ETP Retail Holdings, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed April 1, 2016).

10.46
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

INDEX TO FINANCIAL STATEMENTS
Energy Transfer Partners, L.P. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Partners
Energy Transfer Partners, L.P.
We have audited the accompanying consolidated balance sheets of Energy Transfer Partners, L.P. (a Delaware limited partnership) and subsidiaries (the “Partnership”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Energy Transfer Partners, L.P. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2017 expressed an unqualified opinion thereon.
/s/ GRANT THORNTON LLP
Dallas, Texas
February 24, 2017

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$360	$527
Accounts receivable, net	3,002	2,118
Accounts receivable from related companies	209	268
Inventories	1,712	1,213
Derivative assets	20	40
Other current assets	426	532
Total current assets	5,729	4,698

Property, plant and equipment	58,220	50,869
Accumulated depreciation and depletion	(7,303)	(5,782)
	50,917	45,087

Advances to and investments in unconsolidated affiliates	4,280	5,003
Other non-current assets, net	672	536
Intangible assets, net	4,696	4,421
Goodwill	3,897	5,428
Total assets	$70,191	$65,173

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 31,
	2016	2015
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,900	$1,859
Accounts payable to related companies	43	25
Derivative liabilities	166	63
Accrued and other current liabilities	1,905	2,048
Current maturities of long-term debt	1,189	126
Total current liabilities	6,203	4,121

Long-term debt, less current maturities	31,741	28,553
Long-term notes payable – related company	250	233
Non-current derivative liabilities	76	137
Deferred income taxes	4,394	4,082
Other non-current liabilities	952	968

Commitments and contingencies
Series A Preferred Units	33	33
Redeemable noncontrolling interests	15	15

Equity:
General Partner	206	306
Limited Partners:
Common Unitholders (529,869,235 and 505,645,703 units authorized, issued and outstanding as of December 31, 2016 and 2015, respectively)	14,946	17,043
Class E Unitholders (8,853,832 units authorized, issued and outstanding – held by subsidiary)	—	—
Class G Unitholders (90,706,000 units authorized, issued and outstanding – held by subsidiary)	—	—
Class H Unitholders (81,001,069 units authorized, issued and outstanding as of December 31, 2016 and 2015)	3,480	3,469
Class I Unitholders (100 units authorized, issued and outstanding)	2	14
Class K Unitholders (101,525,429 and 0 units authorized, issued and outstanding as of December 31, 2016 and 2015, respectively – held by subsidiary)	—	—
Accumulated other comprehensive income	8	4
Total partners’ capital	18,642	20,836
Noncontrolling interest	7,885	6,195
Total equity	26,527	27,031
Total liabilities and equity	$70,191	$65,173

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)

	Years Ended December 31,
	2016	2015	2014
REVENUES:
Natural gas sales	$3,619	$3,671	$5,386
NGL sales	4,841	3,936	5,845
Crude sales	6,766	8,378	16,416
Gathering, transportation and other fees	4,003	3,997	3,517
Refined product sales (see Note 3)	1,047	9,958	19,437
Other (see Note 3)	1,551	4,352	4,874
Total revenues	21,827	34,292	55,475
COSTS AND EXPENSES:
Cost of products sold (see Note 3)	15,394	27,029	48,414
Operating expenses (see Note 3)	1,484	2,261	2,059
Depreciation, depletion and amortization	1,986	1,929	1,669
Selling, general and administrative (see Note 3)	348	475	520
Impairment losses	813	339	370
Total costs and expenses	20,025	32,033	53,032
OPERATING INCOME	1,802	2,259	2,443
OTHER INCOME (EXPENSE):
Interest expense, net	(1,317)	(1,291)	(1,165)
Equity in earnings from unconsolidated affiliates	59	469	332
Impairment of investment in an unconsolidated affiliate	(308)	—	—
Gains on acquisitions	83	—	—
Gain on sale of AmeriGas common units	—	—	177
Losses on extinguishments of debt	—	(43)	(25)
Losses on interest rate derivatives	(12)	(18)	(157)
Other, net	131	22	(12)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX EXPENSE (BENEFIT)	438	1,398	1,593
Income tax expense (benefit) from continuing operations	(186)	(123)	358
INCOME FROM CONTINUING OPERATIONS	624	1,521	1,235
Income from discontinued operations	—	—	64
NET INCOME	624	1,521	1,299
Less: Net income attributable to noncontrolling interest	327	157	116
Less: Net loss attributable to predecessor	—	(34)	(153)
NET INCOME ATTRIBUTABLE TO PARTNERS	297	1,398	1,336
General Partner’s interest in net income	948	1,064	513
Class H Unitholder’s interest in net income	351	258	217
Class I Unitholder’s interest in net income	8	94	—
Common Unitholders’ interest in net income (loss)	$(1,010)	$(18)	$606
INCOME (LOSS) FROM CONTINUING OPERATIONS PER COMMON UNIT:
Basic	$(2.06)	$(0.09)	$1.58
Diluted	$(2.06)	$(0.10)	$1.58
NET INCOME (LOSS) PER COMMON UNIT:
Basic	$(2.06)	$(0.09)	$1.77
Diluted	$(2.06)	$(0.10)	$1.77

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)

	Years Ended December 31,
	2016	2015	2014
Net income	$624	$1,521	$1,299
Other comprehensive income (loss), net of tax:
Reclassification to earnings of gains and losses on derivative instruments accounted for as cash flow hedges	—	—	3
Change in value of available-for-sale securities	2	(3)	1
Actuarial gain (loss) relating to pension and other postretirement benefits	(1)	65	(113)
Foreign currency translation adjustment	(1)	(1)	(2)
Change in other comprehensive income from unconsolidated affiliates	4	(1)	(6)
	4	60	(117)
Comprehensive income	628	1,581	1,182
Less: Comprehensive income attributable to noncontrolling interest	327	157	116
Less: Comprehensive loss attributable to predecessor	—	(34)	(153)
Comprehensive income attributable to partners	$301	$1,458	$1,219

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Dollars in millions)

		Limited Partners
	General Partner	Common Unitholders	Class H Units	Class I Units	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Predecessor Equity	Total
Balance, December 31, 2013	$171	$9,797	$1,511	$—	$61	$3,780	$3,374	$18,694
Distributions to partners	(500)	(1,252)	(212)	—	—	—	—	(1,964)
Distributions to noncontrolling interest	—	—	—	—	—	(241)	—	(241)
Units issued for cash	—	1,382	—	—	—	—	—	1,382
Subsidiary units issued for cash	1	174	—	—	—	1,069	—	1,244
Capital contributions from noncontrolling interest	—	—	—	—	—	67	—	67
Lake Charles LNG Transaction	—	(1,167)	—	—	—	—	—	(1,167)
Susser Merger	—	908	—	—	—	626	—	1,534
Sunoco Logistics acquisition of a noncontrolling interest	(1)	(79)	—	—	—	(245)	—	(325)
Predecessor distributions to partners	—	—	—	—	—	—	(645)	(645)
Predecessor units issued for cash	—	—	—	—	—	—	1,227	1,227
Predecessor equity issued for acquisitions, net of cash received	—	—	—	—	—	—	4,281	4,281
Other comprehensive loss, net of tax	—	—	—	—	(117)	—	—	(117)
Other, net	—	61	(4)	—	—	(19)	4	42
Net income (loss)	513	606	217	—	—	116	(153)	1,299
Balance, December 31, 2014	184	10,430	1,512	—	(56)	5,153	8,088	25,311
Distributions to partners	(944)	(1,863)	(247)	(80)	—	—	—	(3,134)
Distributions to noncontrolling interest	—	—	—	—	—	(338)	—	(338)
Units issued for cash	—	1,428	—	—	—	—	—	1,428
Subsidiary units issued for cash	2	298	—	—	—	1,219	—	1,519
Capital contributions from noncontrolling interest	—	—	—	—	—	875	—	875
Bakken Pipeline Transaction	—	(999)	1,946	—	—	72	—	1,019
Sunoco LP Exchange Transaction	—	(52)	—	—	—	(940)	—	(992)
Susser Exchange Transaction	—	(68)	—	—	—	—	—	(68)
Acquisition and disposition of noncontrolling interest	—	(26)	—	—	—	(39)	—	(65)
Predecessor distributions to partners	—	—	—	—	—	—	(202)	(202)
Predecessor units issued for cash	—	—	—	—	—	—	34	34
Regency Merger	—	7,890	—	—	—	—	(7,890)	—
Other comprehensive income, net of tax	—	—	—	—	60	—	—	60
Other, net	—	23	—	—	—	36	4	63
The accompanying notes are an integral part of these consolidated financial statements.

Net income (loss)	1,064	(18)	258	94	—	157	(34)	1,521
Balance, December 31, 2015	$306	$17,043	$3,469	$14	$4	$6,195	$—	$27,031
Distributions to partners	(1,048)	(2,134)	(340)	(20)	—	—	—	(3,542)
Distributions to noncontrolling interest	—	—	—	—	—	(481)	—	(481)
Units issued for cash	—	1,098	—	—	—	—	—	1,098
Subsidiary units issued	—	37	—	—	—	1,351	—	1,388
Capital contributions from noncontrolling interest	—	—	—	—	—	236	—	236
Sunoco, Inc. retail business to Sunoco LP transaction	—	(405)	—	—	—	—	—	(405)
PennTex Acquisition	—	307	—	—	—	236	—	543
Other comprehensive income, net of tax	—	—	—	—	4	—	—	4
Other, net	—	10	—	—	—	21	—	31
Net income (loss)	948	(1,010)	351	8	—	327	—	624
Balance, December 31, 2016	$206	$14,946	$3,480	$2	$8	$7,885	$—	$26,527

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)

	Years Ended December 31,
	2016	2015	2014
OPERATING ACTIVITIES:
Net income	$624	$1,521	$1,299
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,986	1,929	1,669
Deferred income taxes	(169)	202	(49)
Amortization included in interest expense	(20)	(36)	(60)
Inventory valuation adjustments	(170)	104	473
Unit-based compensation expense	80	79	68
Impairment losses	813	339	370
Gains on acquisitions	(83)	—	—
Gain on sale of AmeriGas common units	—	—	(177)
Losses on extinguishments of debt	—	43	25
Impairment of investment in an unconsolidated affiliate	308	—	—
Distributions on unvested awards	(25)	(16)	(16)
Equity in earnings of unconsolidated affiliates	(59)	(469)	(332)
Distributions from unconsolidated affiliates	406	440	291
Other non-cash	(271)	(22)	(72)
Net change in operating assets and liabilities, net of effects of acquisitions and deconsolidations	(117)	(1,367)	(320)
Net cash provided by operating activities	3,303	2,747	3,169
INVESTING ACTIVITIES:
Proceeds from the Sunoco, Inc. retail business to Sunoco LP transaction	2,200	—	—
Proceeds from Bakken Pipeline Transaction	—	980	—
Proceeds from Susser Exchange Transaction	—	967	—
Proceeds from sale of noncontrolling interest	—	64	—
Proceeds from the sale of AmeriGas common units	—	—	814
Cash paid for Vitol Acquisition, net of cash received	(769)	—	—
Cash paid for PennTex Acquisition, net of cash received	(299)	—	—
Cash transferred to ETE in connection with the Sunoco LP Exchange	—	(114)	—
Cash paid for acquisition of a noncontrolling interest	—	(129)	(325)
Cash paid for Susser Merger, net of cash received	—	—	(808)
Cash paid for predecessor acquisitions, net of cash received	—	—	(762)
Cash paid for all other acquisitions	(159)	(675)	(472)
Capital expenditures, excluding allowance for equity funds used during construction	(7,550)	(9,098)	(5,213)
Contributions in aid of construction costs	71	80	45
Contributions to unconsolidated affiliates	(59)	(45)	(399)
Distributions from unconsolidated affiliates in excess of cumulative earnings	135	124	136
Proceeds from sale of discontinued operations	—	—	77
Proceeds from the sale of assets	25	23	61
Change in restricted cash	14	19	172
Other	1	(16)	(18)
Net cash used in investing activities	(6,390)	(7,820)	(6,692)

The accompanying notes are an integral part of these consolidated financial statements.

FINANCING ACTIVITIES:
Proceeds from borrowings	19,916	22,462	15,354
Repayments of long-term debt	(15,799)	(17,843)	(12,702)
Proceeds from affiliate notes	4,997	233	—
Repayments on affiliate notes	(4,873)	—	—
Units issued for cash	1,098	1,428	1,382
Subsidiary units issued for cash	1,388	1,519	1,244
Predecessor units issued for cash	—	34	1,227
Capital contributions from noncontrolling interest	236	841	67
Distributions to partners	(3,542)	(3,134)	(1,964)
Predecessor distributions to partners	—	(202)	(645)
Distributions to noncontrolling interest	(481)	(338)	(241)
Debt issuance costs	(22)	(63)	(63)
Other	2	—	(41)
Net cash provided by financing activities	2,920	4,937	3,618
Increase (decrease) in cash and cash equivalents	(167)	(136)	95
Cash and cash equivalents, beginning of period	527	663	568
Cash and cash equivalents, end of period	$360	$527	$663

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER PARTNERS, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar and unit amounts, except per unit data, are in millions)

1.	OPERATIONS AND BASIS OF PRESENTATION:
Organization. The consolidated financial statements presented herein contain the results of Energy Transfer Partners, L.P. and its subsidiaries (the “Partnership,” “we,” “us,” “our” or “ETP”). The Partnership is managed by our general partner, ETP GP, which is in turn managed by its general partner, ETP LLC. ETE, a publicly traded master limited partnership, owns ETP LLC, the general partner of our General Partner.
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
The Partnership owns a controlling interest in PennTex, a publicly traded Delaware limited partnership that provides natural gas gathering and processing and residue gas and natural gas liquids transportation services to producers.
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
In August 2015, the FASB deferred the effective date of ASU 2014-09, which is now effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catchup transition method). The Partnership expects to adopt ASU 2014-09 in the first quarter of 2018 and will apply the cumulative catchup transition method.
We are in the process of evaluating our revenue contracts by segment and fee type to determine the potential impact of adopting the new standards. At this point in our evaluation process, we have determined that the timing and/or amount of revenue that we recognize on certain contracts may be impacted by the adoption of the new standard; however, we are still in the process of quantifying these impacts and cannot say whether or not they would be material to our financial statements. In addition, we are in the process of implementing appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard. We continue to monitor additional authoritative or interpretive guidance related to the new standard as it becomes available, as well as comparing our conclusions on specific interpretative issues to other peers in our industry, to the extent that such information is available to us.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which establishes the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Partnership is currently evaluating the impact that adopting this new standard will have on the consolidated financial statements and related disclosures.
On January 1, 2017, the Partnership adopted Accounting Standards Update No. 2016-09, Stock Compensation (Topic 718) (“ASU 2016-09”). The objective of the update is to reduce complexity in accounting standards. The areas for simplification in this update involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The adoption of this standard did not have a material impact on the Partnership’s consolidated financial statements and related disclosures.
In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes (Topic 740): Intra-entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires that entities recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update do not change GAAP for the pre-tax effects of an intra-entity asset transfer under Topic 810, Consolidation, or for an intra-entity transfer of inventory. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. The Partnership is currently evaluating the impact that adoption of this standard will have on the consolidated financial statements and related disclosures.
On January 1, 2017, the Partnership adopted Accounting Standards Update No. 2016-17, Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control (“ASU 2016-17”), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Under the amendments, a single decision maker is required to include indirect interests on a proportionate basis consistent with indirect interests held through other related parties. The adoption of this standard did not have an impact on the Partnership’s consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-04 “Intangibles-Goodwill and other (Topic 350): Simplifying the test for goodwill impairment.” The amendments in this update remove the second step of the two-step test currently required by Topic 350. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit's carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This ASU is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We expect that our adoption of this standard will change our approach for testing goodwill for impairment; however, this standard requires prospective application and therefore will only impact periods subsequent to adoption.

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
NGL storage and pipeline transportation revenues are recognized when services are performed or products are delivered, respectively. Fractionation and processing revenues are recognized when product is either loaded into a truck or injected into a third-party pipeline, which is when title and risk of loss pass to the customer.
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
Although Panhandle’s natural gas transmission systems and storage operations are subject to the jurisdiction of FERC in accordance with the Natural Gas Act of 1938 and Natural Gas Policy Act of 1978, it does not currently apply regulatory accounting policies in accounting for its operations.  Panhandle does not apply regulatory accounting policies primarily due to the level of discounting from tariff rates and its inability to recover specific costs.
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

The net change in operating assets and liabilities (net of effects of acquisitions and deconsolidations) included in cash flows from operating activities is comprised as follows:

	Years Ended December 31,
	2016	2015	2014
Accounts receivable	$(919)	$819	$600
Accounts receivable from related companies	30	(243)	(22)
Inventories	(368)	(351)	51
Other current assets	83	(178)	150
Other non-current assets, net	(78)	188	(6)
Accounts payable	972	(1,215)	(851)
Accounts payable to related companies	29	(160)	3
Accrued and other current liabilities	39	(83)	(191)
Other non-current liabilities	33	(219)	(73)
Price risk management assets and liabilities, net	62	75	19
Net change in operating assets and liabilities, net of effects of acquisitions and deconsolidations	$(117)	$(1,367)	$(320)
Non-cash investing and financing activities and supplemental cash flow information are as follows:

	Years Ended December 31,
	2016	2015	2014
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$822	$896	$643
Sunoco LP limited partner interest received in exchange for contribution of the Sunoco, Inc. retail business to Sunoco LP	194	—	—
Net gains from subsidiary common unit transactions	37	300	175
NON-CASH FINANCING ACTIVITIES:
Issuance of Common Units in connection with the PennTex Acquisition	$307	$—	$—
Issuance of Common Units in connection with the Regency Merger	—	9,250	—
Issuance of Class H Units in connection with the Bakken Pipeline Transaction	—	1,946	—
Issuance of Common Units in connection with the Susser Merger	—	—	908
Contribution of property, plant and equipment from noncontrolling interest	—	34	—
Long-term debt assumed and non-compete agreement notes payable issued in acquisitions	—	—	564
Predecessor equity issuances of common units in connection with Regency’s acquisitions	—	—	4,281
Long-term debt assumed or exchanged in Regency’s acquisitions	—	—	2,386
Redemption of Common Units in connection with the Bakken Pipeline Transaction	—	999	—
Redemption of Common Units in connection with the Sunoco LP Exchange	—	52	—
Redemption of Common Units in connection with the Lake Charles LNG Transaction	—	—	1,167
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest, net of interest capitalized	$1,411	$1,467	$1,232
Cash paid for (refund of) income taxes	(229)	71	344

Accounts Receivable
Our midstream, NGL and intrastate transportation and storage operations deal with a variety of counterparties across the energy sector, some of which are investment grade, and most of which are not. Internal credit ratings and credit limits are assigned to all counterparties and limits are monitored against credit exposure. Letters of credit or prepayments may be required from those counterparties that are not investment grade depending on the internal credit rating and level of commercial activity with the counterparty. Master setoff agreements are put in place with counterparties where appropriate to mitigate risk. Bad debt expense related to these receivables is recognized at the time an account is deemed uncollectible.
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
We have a diverse portfolio of customers, however, because of the midstream and transportation services we provide, many of our customers are engaged in the exploration and production segment. We manage trade credit risk to mitigate credit losses and exposure to uncollectible trade receivables. Prospective and existing customers are reviewed regularly for creditworthiness to manage credit risk within approved tolerances. Customers that do not meet minimum credit standards are required to provide additional credit support in the form of a letter of credit, prepayment, or other forms of security. We establish an allowance for doubtful accounts on trade receivables based on the expected ultimate recovery of these receivables and considers many factors including historical customer collection experience, general and specific economic trends, and known specific issues related to individual customers, sectors, and transactions that might impact collectability. Increases in the allowance are recorded as a component of operating expenses; reductions in the allowance are recorded when receivables are subsequently collected or written-off. Past due receivable balances are written-off when our efforts have been unsuccessful in collecting the amount due.
We enter into netting arrangements with counterparties to the extent possible to mitigate credit risk. Transactions are confirmed with the counterparty and the net amount is settled when due. Amounts outstanding under these netting arrangements are presented on a net basis in the consolidated balance sheets.
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
Inventories consisted of the following:

	December 31,
	2016	2015
Natural gas and NGLs	$699	$415
Crude oil	683	424
Refined products	113	104
Spare parts and other	217	270
Total inventories	$1,712	$1,213
During the years ended December 31, 2016 and 2015, the Partnership recorded write-downs of $170 million and $104 million, respectively, on its crude oil, refined products and NGL inventories as a result of declines in the market price of these products. The write-downs were calculated based upon current replacement costs.
We utilize commodity derivatives to manage price volatility associated with our natural gas inventory. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.

Other Current Assets
Other current assets consisted of the following:

	December 31,
	2016	2015
Deposits paid to vendors	$74	$74
Income taxes receivable	128	291
Prepaid expenses and other	224	167
Total other current assets	$426	$532
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
In 2016, the Partnership recorded a $133 million fixed asset impairment related to the interstate transportation and storage segment primarily due to expected decreases in future cash flows driven by declines in commodity prices as well as a $10 million impairment to property, plant and equipment in the midstream segment. In 2015, the Partnership recorded a $110 million fixed asset impairment related to the liquids transportation and services segment primarily due to an expected decrease in future cash flows. No other fixed asset impairments were identified or recorded for our reporting units during the periods presented.
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

Components and useful lives of property, plant and equipment were as follows:

	December 31,
	2016	2015
Land and improvements	$659	$686
Buildings and improvements (1 to 45 years)	1,784	1,526
Pipelines and equipment (5 to 83 years)	35,923	33,148
Natural gas and NGL storage facilities (5 to 46 years)	1,515	391
Bulk storage, equipment and facilities (2 to 83 years)	3,677	2,853
Retail equipment (2 to 99 years)	—	401
Vehicles (1 to 25 years)	241	220
Right of way (20 to 83 years)	3,374	2,573
Natural resources	434	484
Other (1 to 40 years)	517	743
Construction work-in-process	10,096	7,844
	58,220	50,869
Less – Accumulated depreciation and depletion	(7,303)	(5,782)
Property, plant and equipment, net	$50,917	$45,087
We recognized the following amounts for the periods presented:

	Years Ended December 31,
	2016	2015	2014
Depreciation and depletion expense	$1,793	$1,713	$1,457
Capitalized interest, excluding AFUDC	200	163	101
Advances to and Investments in Unconsolidated Affiliates
We own interests in a number of related businesses that are accounted for by the equity method. In general, we use the equity method of accounting for an investment for which we exercise significant influence over, but do not control, the investee’s operating and financial policies.
Other Non-Current Assets, net
Other non-current assets, net are stated at cost less accumulated amortization. Other non-current assets, net consisted of the following:

	December 31,
	2016	2015
Unamortized financing costs(1)	$3	$11
Regulatory assets	86	90
Deferred charges	217	198
Restricted funds	190	192
Long-term affiliated receivable	90	—
Other	86	45
Total other non-current assets, net	$672	$536
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
Components and useful lives of intangible assets were as follows:

	December 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets:
Customer relationships, contracts and agreements (3 to 46 years)	$5,362	$(737)	$4,601	$(554)
Patents (10 years)	48	(21)	48	(16)
Trade Names (20 years)	66	(22)	66	(18)
Other (1 to 15 years)	2	(2)	6	(3)
Total amortizable intangible assets	$5,478	$(782)	$4,721	$(591)
Non-amortizable intangible assets:
Trademarks	—	—	291	—
Total intangible assets	$5,478	$(782)	$5,012	$(591)
Aggregate amortization expense of intangible assets was as follows:

	Years Ended December 31,
	2016	2015	2014
Reported in depreciation, depletion and amortization	$193	$216	$212
Estimated aggregate amortization expense for the next five years is as follows:

Years Ending December 31:
2017	$213
2018	213
2019	211
2020	211
2021	211
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

Changes in the carrying amount of goodwill were as follows:

	Intrastate Transportation and Storage	Interstate Transportation and Storage	Midstream	Liquids Transportation and Services	Investment in Sunoco Logistics	All Other	Total
Balance, December 31, 2014	$10	$1,011	$767	$432	$1,358	$4,064	$7,642
Reduction due to Sunoco LP deconsolidation	—	—	—	—	—	(2,018)	(2,018)
Impaired	—	(99)	—	(106)	—	—	(205)
Other	—	—	(49)	—	—	58	9
Balance, December 31, 2015	10	912	718	326	1,358	2,104	5,428
Acquired	—	—	177	—	251	—	428
Reduction due to contribution of legacy Sunoco, Inc. retail business	—	—	—	—	—	(1,289)	(1,289)
Impaired	—	(638)	(32)	—	—	—	(670)
Balance, December 31, 2016	$10	$274	$863	$326	$1,609	$815	$3,897
Goodwill is recorded at the acquisition date based on a preliminary purchase price allocation and generally may be adjusted when the purchase price allocation is finalized.
During the fourth quarter of 2016, the Partnership performed goodwill impairment tests on our reporting units and recognized goodwill impairments of $638 million the interstate transportation and storage segment and $32 million in the midstream segment primarily due to decreases in projected future revenues and cash flows driven by declines in commodity prices and changes in the markets that these assets serve.
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
Except for certain amounts recorded by Panhandle and Sunoco Logistics discussed below, management was not able to reasonably measure the fair value of asset retirement obligations as of December 31, 2016 and 2015, in most cases because the settlement dates were indeterminable. Although a number of other onshore assets in Panhandle’s system are subject to agreements or regulations that give rise to an ARO upon Panhandle’s discontinued use of these assets, AROs were not recorded because these assets have an indeterminate removal or abandonment date given the expected continued use of the assets with proper maintenance or replacement. Sunoco, Inc. has legal asset retirement obligations for several other assets at its previously owned refineries, pipelines and terminals, for which it is not possible to estimate when the obligations will be settled. Consequently, the retirement obligations for these assets cannot be measured at this time. At the end of the useful life of these underlying assets, Sunoco, Inc. is legally or contractually required to abandon in place or remove the asset. Sunoco Logistics believes it may have additional asset retirement obligations related to its pipeline assets and storage tanks, for which it is not possible to estimate whether or when the retirement obligations will be settled. Consequently, these retirement obligations cannot be measured at this time.
Below is a schedule of AROs by segment recorded as other non-current liabilities in ETP’s consolidated balance sheets:

	December 31,
	2016	2015
Interstate transportation and storage	$54	$58
Investment in Sunoco Logistics	88	88
All other	28	66
	$170	$212
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
Long-lived assets related to AROs aggregated $14 million and $18 million, and were reflected as property, plant and equipment on our balance sheet as of December 31, 2016 and 2015, respectively. In addition, the Partnership had $13 million and $6 million legally restricted funds for the purpose of settling AROs that was reflected as other non-current assets as of December 31, 2016 and 2015, respectively.
Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	December 31,
	2016	2015
Interest payable	$440	$425
Customer advances and deposits	56	95
Accrued capital expenditures	749	743
Accrued wages and benefits	212	218
Taxes payable other than income taxes	63	76
Exchanges payable	208	105
Other	177	386
Total accrued and other current liabilities	$1,905	$2,048

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
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our debt obligations as of December 31, 2016 was $33.85 billion and $32.93 billion, respectively. As of December 31, 2015, the aggregate fair value and carrying amount of our debt obligations was $25.71 billion and $28.68 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
We have commodity derivatives, interest rate derivatives and embedded derivatives in our preferred units that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. Derivatives related to the embedded derivatives in our preferred units are valued using a binomial lattice model. The market inputs utilized in the model include credit spread, probabilities of the occurrence of certain events, common unit price, dividend yield, and expected value, and are considered Level 3. During the year ended December 31, 2016, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of December 31, 2016 and 2015 based on inputs used to derive their fair values:

	Fair Value Total	Fair Value Measurements at December 31, 2016
		Level 1	Level 2	Level 3
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$14	$14	$—	$—
Swing Swaps IFERC	2	—	2	—
Fixed Swaps/Futures	96	96	—	—
Forward Physical Swaps	1	—	1	—
Power:
Forwards	4	—	4	—
Futures	1	1	—	—
Options – Calls	1	1	—	—
Natural Gas Liquids – Forwards/Swaps	233	233	—	—
Refined Products – Futures	1	1	—	—
Crude – Futures	9	9	—	—
Total commodity derivatives	362	355	7	—
Total assets	$362	$355	$7	$—
Liabilities:
Interest rate derivatives	$(193)	$—	$(193)	$—
Embedded derivatives in the ETP Preferred Units	(1)	—	—	(1)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(11)	(11)	—	—
Swing Swaps IFERC	(3)	—	(3)	—
Fixed Swaps/Futures	(149)	(149)	—	—
Power:
Forwards	(5)	—	(5)	—
Futures	(1)	(1)	—	—
Natural Gas Liquids – Forwards/Swaps	(273)	(273)	—	—
Refined Products – Futures	(17)	(17)	—	—
Crude – Futures	(13)	(13)	—	—
Total commodity derivatives	(472)	(464)	(8)	—
Total liabilities	$(666)	$(464)	$(201)	$(1)

	Fair Value Total	Fair Value Measurements at December 31, 2015
		Level 1	Level 2	Level 3
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$16	$16	$—	$—
Swing Swaps IFERC	10	2	8	—
Fixed Swaps/Futures	274	274	—	—
Forward Physical Swaps	4	—	4	—
Power:
Forwards	22	—	22	—
Futures	3	3	—	—
Options – Puts	1	1	—	—
Options – Calls	1	1	—	—
Natural Gas Liquids – Forwards/Swaps	99	99	—	—
Refined Products – Futures	9	9	—	—
Crude – Futures	9	9	—	—
Total commodity derivatives	448	414	34	—
Total assets	$448	$414	$34	$—
Liabilities:
Interest rate derivatives	$(171)	$—	$(171)	$—
Embedded derivatives in the ETP Preferred Units	(5)	—	—	(5)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(16)	(16)	—	—
Swing Swaps IFERC	(12)	(2)	(10)	—
Fixed Swaps/Futures	(203)	(203)	—	—
Power:
Forwards	(22)	—	(22)	—
Futures	(2)	(2)	—	—
Options – Puts	(1)	(1)	—	—
Natural Gas Liquids – Forwards/Swaps	(89)	(89)	—	—
Crude – Futures	(5)	(5)	—	—
Total commodity derivatives	(350)	(318)	(32)	—
Total liabilities	$(526)	$(318)	$(203)	$(5)
The following table presents the material unobservable inputs used to estimate the fair value of ETP’s Preferred Units and the embedded derivatives in ETP’s Preferred Units:

	Unobservable Input	December 31, 2016
Embedded derivatives in the ETP Preferred Units	Credit Spread	5.12%
	Volatility	31.73%
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

The following table presents a reconciliation of the beginning and ending balances for our Level 3 financial instruments measured at fair value on a recurring basis using significant unobservable inputs for the year ended December 31, 2016.

Balance, December 31, 2015	$(5)
Net unrealized gains included in other income (expense)	4
Balance, December 31, 2016	$(1)
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
We record the collection of taxes to be remitted to government authorities on a net basis except for our all other segment in which consumer excise taxes on sales of refined products and merchandise are included in both revenues and costs and expenses in the consolidated statements of operations, with no effect on net income (loss). For the year ended December 31, 2016, due to the dropdown of our retail assets to Sunoco LP, no excise taxes were collected. For the years ended December 31, 2015 and 2014, excise taxes collected by our all other segment were $1.85 billion and $2.46 billion, respectively.
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
As a publicly traded limited partnership, we are subject to a statutory requirement that our “qualifying income” (as defined by the Internal Revenue Code, related Treasury Regulations, and IRS pronouncements) exceed 90% of our total gross income, determined on a calendar year basis. If our qualifying income does not meet this statutory requirement, ETP would be taxed as a corporation for federal and state income tax purposes. For the years ended December 31, 2016, 2015, and 2014, our qualifying income met the statutory requirement.
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
Accounting for Derivative Instruments and Hedging Activities
For qualifying hedges, we formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment and the gains and losses offset related results on the hedged item in the statement of operations. The market prices used to value our financial derivatives and related transactions have been determined using independent third-party prices, readily available market information, broker quotes and appropriate valuation techniques.
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
2016 Transactions
ETP and Sunoco Logistics Merger
In November 2016, ETP and Sunoco Logistics entered into a merger agreement providing for the acquisition of ETP by Sunoco Logistics in a unit-for-unit transaction. Under the terms of the transaction, ETP unitholders will receive 1.5 common units of Sunoco Logistics for each common unit of ETP they own. Under the terms of the merger agreement, Sunoco Logistics’ general partner will be merged with and into ETP GP, with ETP GP surviving as an indirect wholly-owned subsidiary of ETE. The transaction is expected to close in April 2017.
PennTex Acquisition
On November 1, 2016, ETP acquired certain interests in PennTex from various parties for total consideration of approximately $627 million in ETP units and cash. Through this transaction, ETP acquired a controlling financial interest in PennTex, whose assets complement ETP’s existing midstream footprint in northern Louisiana.

Summary of Assets Acquired and Liabilities Assumed
We accounted for the PennTex acquisition using the acquisition method of accounting, which requires, among other things, that assets acquired and liabilities assumed be recognized on the balance sheet at their fair values as of the acquisition date.
The total purchase price was allocated as follows:

At November 1, 2016
Total current assets	$34
Property, plant and equipment	393
Goodwill(1)	177
Intangible assets	446
1,050

Total current liabilities	6
Long-term debt, less current maturities	164
Other non-current liabilities	17
Noncontrolling interest	236
423
Total consideration	627
Cash received	21
Total consideration, net of cash received	$606

(1)	None of the goodwill is expected to be deductible for tax purposes.
The fair values of the assets acquired and liabilities assumed were determined using various valuation techniques, including the income and market approaches.
Sunoco Logistics’ Vitol Acquisition
In November 2016, Sunoco Logistics completed an acquisition from Vitol, Inc. (“Vitol”) of an integrated crude oil business in West Texas for $760 million plus working capital. The acquisition provides Sunoco Logistics with an approximately 2 million barrel crude oil terminal in Midland, Texas, a crude oil gathering and mainline pipeline system in the Midland Basin, including a significant acreage dedication from an investment-grade Permian producer, and crude oil inventories related to Vitol's crude oil purchasing and marketing business in West Texas. The acquisition also included the purchase of a 50% interest in SunVit Pipeline LLC ("SunVit"), which increased Sunoco Logistics' overall ownership of SunVit to 100%. The $769 million purchase price, net of cash received, consisted primarily of net working capital of $13 million largely attributable to inventory and receivables; property, plant and equipment of $286 million primarily related to pipeline and terminalling assets; intangible assets of $313 million attributable to customer relationships; and goodwill of $251 million.
Sunoco Logistics’ Permian Express Partners
In February 2017, Sunoco Logistics formed Permian Express Partners LLC ("PEP"), a strategic joint venture, with ExxonMobil Corp. Sunoco Logistics contributed its Permian Express 1, Permian Express 2 and Permian Longview and Louisiana Access pipelines. ExxonMobil Corp. contributed its Longview to Louisiana and Pegasus pipelines; Hawkins gathering system; an idle pipeline in southern Oklahoma; and its Patoka, Illinois terminal. Sunoco Logistics’ ownership percentage is approximately 85%. Upon commencement of operations on the Bakken Pipeline, Sunoco Logistics will contribute its investment in the project, with a corresponding increase in its ownership percentage in PEP. Sunoco Logistics maintains a controlling financial and voting interest in PEP and is the operator of all of the assets. As such, PEP will be reflected as a consolidated subsidiary of Sunoco Logistics. ExxonMobil Corp.’s interest will be reflected as noncontrolling interest in Sunoco Logistics’ consolidated balance sheet.
Bakken Equity Sale
On August 2, 2016, Bakken Holdings Company LLC, an entity in which ETP indirectly owns a 60% membership interest and Sunoco Logistics indirectly owns a 40% membership interest, agreed to sell a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by Marathon Petroleum

Corporation and Enbridge Energy Partners, L.P. for $2.00 billion in cash. This transaction closed in February 2017. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access, LLC (“Dakota Access”) and Energy Transfer Crude Oil Company, LLC (“ETCO”). The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. ETP will continue to consolidate Dakota Access and ETCO subsequent to this transaction. Upon closing, ETP and Sunoco Logistics collectively own a 38.25% interest in the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the "Bakken Pipeline"), and MarEn Bakken Company owns 36.75% and Phillips 66 owns 25.00% in the Bakken Pipeline.
Bakken Financing
In August 2016, ETP, Sunoco Logistics and Phillips 66 announced the completion of the project-level financing of the Bakken Pipeline. The $2.50 billion credit facility is anticipated to provide substantially all of the remaining capital necessary to complete the projects. As of December 31, 2016, $1.10 billion was outstanding under this credit facility.
Bayou Bridge
In April 2016, Bayou Bridge Pipeline, LLC (“Bayou Bridge”), a joint venture among ETP, Sunoco Logistics and Phillips 66 Partners LP, began commercial operations on the 30-inch segment of the pipeline from Nederland, Texas to Lake Charles, Louisiana. ETP and Sunoco Logistics each hold a 30% interest in the entity and Sunoco Logistics is the operator of the system.
Sunoco Retail to Sunoco LP
In March 2016, ETP contributed to Sunoco LP its remaining 68.42% interest in Sunoco, LLC and 100% interest in the legacy Sunoco, Inc. retail business for $2.23 billion. Sunoco LP paid $2.20 billion in cash, including a working capital adjustment and issued 5.7 million Sunoco LP common units to Retail Holdings, a wholly-owned subsidiary of the Partnership. The transaction was effective January 1, 2016. In connection with this transaction, the Partnership deconsolidated the legacy Sunoco, Inc. retail business, including goodwill of $1.29 billion and intangible assets of $294 million. The results of Sunoco, LLC and the legacy Sunoco, Inc. retail business’ operations have not been presented as discontinued operations and Sunoco, Inc.’s retail business assets and liabilities have not been presented as held for sale in the Partnership’s consolidated financial statements.
Following is a summary of amounts reflected for the prior periods in ETP’s consolidated statements of operations related to Sunoco, LLC and the legacy Sunoco, Inc. retail business, which operations are no longer consolidated for the current period in 2016:

	Years Ended December 31,
	2015	2014
Revenues	$12,482	$22,487
Cost of products sold	11,174	21,155
Operating expenses	798	727
Selling, general and administrative expenses	106	99
2015 Transactions
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

4.	ADVANCES TO AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES:
The carrying values of the Partnership’s investments in unconsolidated affiliates as of December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Citrus	$1,729	$1,739
AmeriGas	82	80
FEP	101	115
MEP	318	660
HPC	382	402
Sunoco LP	1,225	1,380
Others	443	627
Total	$4,280	$5,003
Citrus
ETP owns CrossCountry, which in turn owns a 50% interest in Citrus. The other 50% interest in Citrus is owned by a subsidiary of KMI. Citrus owns 100% of FGT, a natural gas pipeline system that originates in Texas and delivers natural gas to the Florida peninsula.
AmeriGas
In 2012, we received 29.6 million AmeriGas common units in connection with the contribution of our propane operations. During the year ended December 31, 2014, we sold 18.9 million AmeriGas common units for net proceeds of $814 million. As of December 31, 2016, the Partnership’s remaining interest in AmeriGas common units consisted of 3.1 million units held by a wholly-owned captive insurance company and is reflected in the all other segment.
FEP
We have a 50% interest in FEP which owns an approximately 185-mile natural gas pipeline that originates in Conway County, Arkansas, continues eastward through White County, Arkansas and terminates at an interconnect with Trunkline Gas Company in Panola County, Mississippi. Our investment in FEP is reflected in the interstate transportation and storage segment.
MEP
We own a 50% interest in MEP, which owns approximately 500 miles of natural gas pipeline that extends from Southeast Oklahoma, across Northeast Texas, Northern Louisiana and Central Mississippi to an interconnect with the Transcontinental natural gas pipeline system in Butler, Alabama. Our investment in MEP is reflected in the interstate transportation and storage segment. The Partnership evaluated its investment in MEP for impairment as of September 30, 2016, based on FASB Accounting Standards Codification 323, Investments - Equity Method and Joint Ventures. Based on commercial discussions with current and potential shippers on MEP regarding the outlook for long-term transportation contract rates, the Partnership concluded that the fair value of its investment was other than temporarily impaired, resulting in a non-cash impairment of $308 million during the year ended December 31, 2016.
HPC
We own a 49.99% interest in HPC, which, through its ownership of RIGS, delivers natural gas from northwest Louisiana to downstream pipelines and markets through a 450-mile intrastate pipeline system. Our investment in HPC is reflected in the intrastate transportation and storage segment.
Sunoco LP
Effective July 1, 2015, ETE acquired 100% of the membership interests of Sunoco GP, the general partner of Sunoco LP, and all of the IDRs of Sunoco LP from the Partnership. As a result, the Partnership deconsolidated Sunoco LP, and its remaining investment in Sunoco LP is accounted for under the equity method. As of December 31, 2016, the Partnership’s interest in Sunoco LP common units consisted of 43.5 million units, representing 44.3% of Sunoco LP’s total outstanding common units, and is reflected in the all other segment.

Summarized Financial Information
The following tables present aggregated selected balance sheet and income statement data for our unconsolidated affiliates, AmeriGas, Citrus, FEP, HPC, MEP and Sunoco LP (on a 100% basis) for all periods presented:

	December 31,
	2016	2015
Current assets	$2,109	$1,646
Property, plant and equipment, net	13,355	12,611
Other assets	6,557	5,485
Total assets	$22,021	$19,742

Current liabilities	$2,547	$1,517
Non-current liabilities	12,899	10,428
Equity	6,575	7,797
Total liabilities and equity	$22,021	$19,742

	Years Ended December 31,
	2016	2015	2014
Revenue	$19,207	$20,961	$4,925
Operating income	933	1,620	1,071
Net income	196	894	577
In addition to the equity method investments described above we have other equity method investments which are not significant to our consolidated financial statements.

5.	NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
The following table provides a reconciliation of the numerator and denominator of the basic and diluted income (loss) per unit.

	Years Ended December 31,
	2016	2015	2014
Income from continuing operations	$624	$1,521	$1,235
Less: Income from continuing operations attributable to noncontrolling interest	327	157	116
Less: Loss from continuing operations attributable to predecessor	—	(34)	(153)
Income from continuing operations, net of noncontrolling interest	297	1,398	1,272
General Partner’s interest in income from continuing operations	948	1,064	513
Class H Unitholder’s interest in income from continuing operations	351	258	217
Class I Unitholder’s interest in income from continuing operations	8	94	—
Common Unitholders’ interest in income (loss) from continuing operations	(1,010)	(18)	542
Additional earnings allocated to General Partner	(10)	(5)	(4)
Distributions on employee unit awards, net of allocation to General Partner	(19)	(16)	(13)
Income (loss) from continuing operations available to Common Unitholders	$(1,039)	$(39)	$525
Weighted average Common Units – basic	505.5	432.8	331.5
Basic income (loss) from continuing operations per Common Unit	$(2.06)	$(0.09)	$1.58

Income (loss) from continuing operations available to Common Unitholders	$(1,039)	$(39)	$525
Loss attributable to ETP Series A Preferred Units	—	(6)	—
	$(1,039)	$(45)	$525
Weighted average Common Units – basic	505.5	432.8	331.5
Dilutive effect of unvested Unit Awards	—	—	1.3
Dilutive effect of Preferred Units	—	0.7	—
Weighted average Common Units – diluted	505.5	433.5	332.8
Diluted income (loss) from continuing operations per Common Unit	$(2.06)	$(0.10)	$1.58
Basic income from discontinued operations per Common Unit	$—	$—	$0.19
Diluted income from discontinued operations per Common Unit	$—	$—	$0.19

6.	DEBT OBLIGATIONS:
Our debt obligations consist of the following:

	December 31,
	2016	2015
ETP Debt
6.125% Senior Notes due February 15, 2017	$400	$400
2.50% Senior Notes due June 15, 2018	650	650
6.70% Senior Notes due July 1, 2018	600	600
9.70% Senior Notes due March 15, 2019	400	400
9.00% Senior Notes due April 15, 2019	450	450
5.75% Senior Notes due September 1, 2020	400	400
4.15% Senior Notes due October 1, 2020	1,050	1,050
6.50% Senior Notes due July 15, 2021	500	500

4.65% Senior Notes due June 1, 2021	800	800
5.20% Senior Notes due February 1, 2022	1,000	1,000
5.875% Senior Notes due March 1, 2022	900	900
5.00% Senior Notes due October 1, 2022	700	700
3.60% Senior Notes due February 1, 2023	800	800
5.50% Senior Notes due April 15, 2023	700	700
4.50% Senior Notes due November 1, 2023	600	600
4.90% Senior Notes due February 1, 2024	350	350
7.60% Senior Notes due February 1, 2024	277	277
4.05% Senior Notes due March 15, 2025	1,000	1,000
4.75% Senior Notes due January 15, 2026	1,000	1,000
8.25% Senior Notes due November 15, 2029	267	267
4.90% Senior Notes due March 15, 2035	500	500
6.625% Senior Notes due October 15, 2036	400	400
7.50% Senior Notes due July 1, 2038	550	550
6.05% Senior Notes due June 1, 2041	700	700
6.50% Senior Notes due February 1, 2042	1,000	1,000
5.15% Senior Notes due February 1, 2043	450	450
5.95% Senior Notes due October 1, 2043	450	450
5.15% Senior Notes due March 15, 2045	1,000	1,000
6.125% Senior Notes due December 15, 2045	1,000	1,000
Floating Rate Junior Subordinated Notes due November 1, 2066	546	545
ETP $3.75 billion Revolving Credit Facility due November 2019	2,777	1,362
Unamortized premiums, discounts and fair value adjustments, net	(18)	(21)
Deferred debt issuance costs	(132)	(147)
	22,067	20,633
Transwestern Debt
5.54% Senior Notes due November 17, 2016	—	125
5.64% Senior Notes due May 24, 2017	82	82
5.36% Senior Notes due December 9, 2020	175	175
5.89% Senior Notes due May 24, 2022	150	150
5.66% Senior Notes due December 9, 2024	175	175
6.16% Senior Notes due May 24, 2037	75	75
Unamortized premiums, discounts and fair value adjustments, net	—	(1)
Deferred debt issuance costs	(1)	(2)
	656	779
Panhandle Debt
6.20% Senior Notes due November 1, 2017	300	300
7.00% Senior Notes due June 15, 2018	400	400
8.125% Senior Notes due June 1, 2019	150	150
7.60% Senior Notes due February 1, 2024	82	82
7.00% Senior Notes due July 15, 2029	66	66
8.25% Senior Notes due November 15, 2029	33	33
Floating Rate Junior Subordinated Notes due November 1, 2066	54	54
Unamortized premiums, discounts and fair value adjustments, net	50	75
	1,135	1,160
Sunoco, Inc. Debt
5.75% Senior Notes due January 15, 2017	400	400
9.00% Debentures due November 1, 2024	65	65
Unamortized premiums, discounts and fair value adjustments, net	9	20
	474	485
Sunoco Logistics Debt
6.125% Senior Notes due May 15, 2016	—	175
5.50% Senior Notes due February 15, 2020	250	250
4.40% Senior Notes due April 1, 2021	600	600
4.65% Senior Notes due February 15, 2022	300	300
3.45% Senior Notes due January 15, 2023	350	350
4.25% Senior Notes due April 1, 2024	500	500

5.95% Senior Notes due December 1, 2025	400	400
3.90% Senior Notes due July 15, 2026	550	—
6.85% Senior Notes due February 15, 2040	250	250
6.10% Senior Notes due February 15, 2042	300	300
4.95% Senior Notes due January 15, 2043	350	350
5.30% Senior Notes due April 1, 2044	700	700
5.35% Senior Notes due May 15, 2045	800	800
Sunoco Logistics $2.50 billion Revolving Credit Facility due March 2020	1,292	562
Sunoco Logistics $1.0 billion 364-Day Credit Facility due December 2017(1)	630	—
Unamortized premiums, discounts and fair value adjustments, net	75	85
Deferred debt issuance costs	(34)	(32)
	7,313	5,590
Bakken Project Debt
Bakken Project $2.50 billion Credit Facility due August 2019	1,100	—
Deferred debt issuance costs	(13)	—
	1,087	—
PennTex Debt
PennTex $275 million Revolving Credit Facility due December 2019	168	—

Other	30	32
	32,930	28,679
Less: current maturities	1,189	126
	$31,741	$28,553

(1)
Sunoco Logistics’ $1.0 billion 364-Day Credit Facility, including its $630 million term loan, were classified as long-term debt as of December 31, 2016 as Sunoco Logistics has the ability and intent to refinance such borrowings on a long-term basis.

The following table reflects future maturities of long-term debt for each of the next five years and thereafter. These amounts exclude $64 million in unamortized net premiums, fair value adjustments and deferred debt issuance costs:

2017	$1,812
2018	1,650
2019	5,045
2020	3,167
2021	1,900
Thereafter	19,420
Total	$32,994
Long-term debt reflected on our consolidated balance sheets includes fair value adjustments related to interest rate swaps, which represent fair value adjustments that had been recorded in connection with fair value hedge accounting prior to the termination of the interest rate swap.
ETP as Co-Obligor of Sunoco, Inc. Debt
In connection with the Sunoco Merger and ETP Holdco Transaction, ETP became a co-obligor on approximately $965 million of aggregate principal amount of Sunoco, Inc.’s existing senior notes and debentures. The balance of these notes was $465 million as of December 31, 2016, and $400 million matured and was repaid in January 2017.
ETP Senior Notes Offerings
In January 2017, ETP issued $600 million aggregate principal amount of 4.20% senior notes due April 2027 and $900 million aggregate principal amount of 5.30% senior notes due April 2047. ETP used the $1.48 billion net proceeds from the offering to refinance current maturities and to repay borrowings outstanding under the ETP Credit Facility.
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
Panhandle Junior Subordinated Notes
The interest rate on the remaining portion of Panhandle’s junior subordinated notes due 2066 is a variable rate based upon the three-month LIBOR rate plus 3.0175%. The balance of the variable rate portion of the junior subordinated notes was $54 million at an effective interest rate of 3.77% at December 31, 2016.
Sunoco Logistics Senior Notes Offerings
In July 2016, Sunoco Logistics issued $550 million aggregate principal amount of 3.90% senior notes due in July 2026. The net proceeds from this offering were used to repay outstanding credit facility borrowings and for general partnership purposes.
Credit Facilities and Commercial Paper
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $3.75 billion and matures on November 18, 2019. The indebtedness under the ETP Credit Facility is unsecured, is not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. The indebtedness under the ETP Credit Facility has the same priority of payment as our other current and future unsecured debt. We use the ETP Credit Facility to provide temporary financing for our growth projects, as well as for general partnership purposes.
As of December 31, 2016, the ETP Credit Facility had $2.78 billion outstanding, and the amount available for future borrowings was $813 million after taking into account letters of credit of $160 million and commercial paper of $777 million. The weighted average interest rate on the total amount outstanding as of December 31, 2016 was 2.20%.
Sunoco Logistics Credit Facilities
Sunoco Logistics maintains a $2.50 billion unsecured revolving credit agreement (the “Sunoco Logistics Credit Facility”), which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $3.25 billion under certain conditions.
The Sunoco Logistics Credit Facility is available to fund Sunoco Logistics’ working capital requirements, to finance acquisitions and capital projects, to pay distributions and for general partnership purposes. The Sunoco Logistics Credit Facility bears interest at LIBOR or the Base Rate, based on Sunoco Logistics’ election for each interest period, plus an applicable margin. The credit facility may be prepaid at any time. As of December 31, 2016, the Sunoco Logistics Credit Facility had $1.29 billion of outstanding borrowings, which included commercial paper of $50 million. The weighted average interest rate on the total amount outstanding as of December 31, 2016 was 1.76%.
In December 2016, Sunoco Logistics entered into an agreement for a 364-day maturity credit facility ("364-Day Credit Facility"), due to mature in December 2017, with a total lending capacity of $1.00 billion, including a $630 million term loan. The terms of the 364-Day Credit Facility are similar to those of the $2.50 billion Sunoco Logistics Credit Facility, including limitations on the creation of indebtedness, liens and financial covenants. The 364-Day Credit Facility is expected to be terminated and repaid in connection with the completion of the ETP and Sunoco Logistics merger.
Bakken Credit Facility
In August 2016, ETP, Sunoco Logistics and Phillips 66 announced the completion of the project-level financing of the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline”). The $2.50 billion credit facility is anticipated to provide substantially all of the remaining capital necessary to complete the projects and matures in August 2019 (the “Bakken Credit Facility”). As of December 31, 2016, the Bakken Credit Facility had $1.10 billion of outstanding borrowings. The weighted average interest rate on the total amount outstanding as of December 31, 2016 was 2.13%.
PennTex Revolving Credit Facility
On December 19, 2014, PennTex entered into a senior secured revolving credit facility with Royal Bank of Canada, as administrative agent, and a syndicate of lenders that became effective upon the closing of PennTex’s initial public offering and matures in December 2019 (the “PennTex Revolving Credit Facility”). The agreement provides for a $275 million commitment that is expandable up to $400 million under certain conditions. The funds have been used for general purposes, including the funding of capital expenditures. PennTex’s assets have been pledged as collateral for this credit facility.
As of December 31, 2016, PennTex had $106 million of available borrowing capacity under the PennTex Revolving Credit Facility. As of December 31, 2016, the weighted average interest rate on outstanding borrowings was 2.90%.
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
The ETP Credit Facility contains covenants that limit (subject to certain exceptions) the Partnership’s and certain of the Partnership’s subsidiaries’ ability to, among other things:

•	incur indebtedness;

•	grant liens;

•	enter into mergers;

•	dispose of assets;

•	make certain investments;

•	make Distributions (as defined in the ETP Credit Facility) during certain Defaults (as defined in the ETP Credit Facility) and during any Event of Default (as defined in the ETP Credit Facility);

•	engage in business substantially different in nature than the business currently conducted by the Partnership and its subsidiaries;

•	engage in transactions with affiliates; and

•	enter into restrictive agreements.
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
Covenants Related to Sunoco Logistics
The Sunoco Logistics Credit Facility contains various covenants, including limitations on the creation of indebtedness and liens, and other covenants related to the operation and conduct of the business of Sunoco Logistics and its subsidiaries. The Sunoco Logistics Credit Facility also limits Sunoco Logistics, on a rolling four-quarter basis, to a maximum total Consolidated Funded Indebtedness to Consolidated EBITDA ratio, each as defined in the Sunoco Logistics Credit Facility, of 5.0 to 1, which can generally be increased to 5.5 to 1 during an acquisition period. Sunoco Logistics’ ratio of total Consolidated Funded Indebtedness, excluding net unamortized fair value adjustments, to Consolidated EBITDA was 4.4 to 1 at December 31, 2016, as calculated in accordance with the credit agreements.
Covenants Related to Bakken Credit Facility
The Bakken Credit Facility contains standard and customary covenants for a financing of this type, subject to materiality, knowledge and other qualifications, thresholds, reasonableness and other exceptions. These standard and customary covenants include, but are not limited to:

•	prohibition of certain incremental secured indebtedness;

•	prohibition of certain liens / negative pledge;

•	limitations on uses of loan proceeds;

•	limitations on asset sales and purchases;

•	limitations on permitted business activities;

•	limitations on mergers and acquisitions;

•	limitations on investments;

•	limitations on transactions with affiliates; and

•	maintenance of commercially reasonable insurance coverage.
A restricted payment covenant is also included in the Bakken Credit Facility which requires a minimum historic debt service coverage ratio (“DSCR”) of not less than 1.20 to 1 (the “Minimum Historic DSCR”) with respect each 12-month period following the commercial in-service date of the Dakota Access and ETCO Project in order to make certain restricted payments thereunder.
Covenants Related to PennTex
The PennTex Revolving Credit Facility contains various covenants and restrictive provisions that, among other things, limit or restrict PennTex’s ability to incur or guarantee additional debt, incur certain liens on assets, dispose of assets, make certain distributions (including distributions from available cash, if a default or event of default under the credit agreement then exists or would result from making such a distribution), change the nature of PennTex’s business, engage in certain mergers or make certain investments and acquisitions, enter into non-arm’s-length transactions with affiliates and designate certain subsidiaries of PennTex as “Unrestricted Subsidiaries” for purposes of the credit agreement. Currently, no subsidiaries have been designated as Unrestricted Subsidiaries. PennTex is required to comply with a minimum consolidated interest coverage ratio of 2.50x and a maximum consolidated leverage ratio of 4.75x under the PennTex Revolving Credit Facility.

The borrowed amounts accrue interest at a LIBOR rate or a base rate, based on PennTex’s election for each interest period, plus an applicable margin. The applicable margin used in connection with the interest rates and fees is based on the then applicable Consolidated Total Leverage Ratio (as defined therein). The applicable margin for LIBOR rate loans and letter of credit fees range from 2.00% and 3.25% based on the Consolidated Total Leverage Ratio and the applicable margin for ABR loans ranges from 1.00% to 2.25% based on the Consolidated Total Leverage Ratio. The unused portion of the credit facility is subject to a commitment fee, which is based on the Consolidated Total Leverage Ratio and ranges from 0.35% to 0.50% multiplied by the amount of the unused commitment.
Compliance with our Covenants
We were in compliance with all requirements, tests, limitations, and covenants related to our debt agreements as of December 31, 2016.

7.	SERIES A PREFERRED UNITS:
The Series A Preferred Units are mandatorily redeemable on September 2, 2029 for $35 million plus all accrued but unpaid distributions and interest thereon and are reflected as long-term liabilities in our consolidated balance sheets. The Preferred Units are entitled to a preferential quarterly cash distribution of $0.445 per Preferred Unit if outstanding on the record dates of the Partnership’s common unit distributions. Holders of the Preferred Units can elect to convert the ETP Preferred Units to ETP Common Units at any time in accordance with ETP’s partnership agreement. The number of common units issuable upon conversion of the Preferred Units is equal to the issue price of $18.30, plus all accrued but unpaid distributions and interest thereon, divided by the conversion price of $44.37. As of December 31, 2016, the Preferred Units were convertible into 0.9 million ETP Common Units.
In January 2017, ETP repurchased all of its 1.9 million outstanding Series A Preferred Units for cash in the aggregate amount of $53 million.

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
Common Units
The change in Common Units was as follows:

	Years Ended December 31,
	2016	2015	2014
Number of Common Units, beginning of period	505.6	355.5	333.8
Common Units redeemed in connection with certain transactions	(17.8)	(51.8)	(18.7)
Common Units issued in connection with certain acquisitions	8.9	172.2	15.8
Common Units issued in connection with the Distribution Reinvestment Plan	6.6	7.7	2.8
Common Units issued in connection with Equity Distribution Agreements	26.1	21.1	21.4
Issuance of Common Units under equity incentive plans	0.5	0.9	0.4
Number of Common Units, end of period	529.9	505.6	355.5
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
In July 2016, the Partnership entered into an equity distribution agreement with an aggregate offering price up to $1.50 billion. During the year ended December 31, 2016, we issued 26.1 million units for $891 million, net of commissions of $8 million. As of December 31, 2016, $936 million of our Common Units remained available to be issued under our currently effective equity distribution agreement.
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
During the years ended December 31, 2016, 2015 and 2014, aggregate distributions of $216 million, $360 million, and $155 million, respectively, were reinvested under the DRIP resulting in the issuance in aggregate of 17.1 million Common Units.
As of December 31, 2016, a total of 4.9 million Common Units remain available to be issued under the existing registration statement.
January 2017 Private Placement
In January 2017, the Partnership sold 15.8 million ETP Common Units to ETE in a private placement transaction for gross proceeds of approximately $568 million.
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
Class H Units and Class I Units
Currently Outstanding
Pursuant to an Exchange and Redemption Agreement previously entered into between ETP, ETE and ETE Holdings, ETP redeemed and cancelled 50.2 million of its Common Units representing limited partner interests (the “Redeemed Units”) owned by ETE Holdings on October 31, 2013 in exchange for the issuance by ETP to ETE Holdings of a new class of limited partner interest in ETP (the “Class H Units”), which are generally entitled to (i) allocations of profits, losses and other items from ETP corresponding to 90.05% of the profits, losses, and other items allocated to ETP by Sunoco Partners with respect to the IDRs and general partner interest in Sunoco Logistics held by Sunoco Partners and (ii) distributions from available cash at ETP for each quarter equal to 90.05% of the cash distributed to ETP by Sunoco Partners with respect to the IDRs and general partner interest in Sunoco Logistics held by Sunoco Partners for such quarter and, to the extent not previously distributed to holders of the Class H Units, for any previous quarters.
Bakken Pipeline Transactions
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
Bakken Equity Sale
On August 2, 2016, Bakken Holdings Company LLC, an entity in which ETP indirectly owns a 60% membership interest and Sunoco Logistics indirectly owns a 40% membership interest, agreed to sell a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by Marathon Petroleum Corporation and Enbridge Energy Partners, L.P. for $2.00 billion in cash. This transaction closed in February 2017. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access, LLC (“Dakota Access”) and Energy Transfer Crude Oil Company, LLC (“ETCO”). The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. ETP will continue to consolidate Dakota Access and ETCO subsequent to this transaction. Upon closing, ETP and Sunoco Logistics collectively own a 38.25% interest in the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the "Bakken Pipeline"), and MarEn Bakken Company owns 36.75% and Phillips 66 owns 25.00% in the Bakken Pipeline.
Class K Units
On December 29, 2016, the Partnership issued to certain of its indirect subsidiaries, in exchange for cash contributions and the exchange of outstanding common units representing limited partner interests in the Partnership, Class K Units, each of which is entitled to a quarterly cash distribution of $0.67275 per Class K Unit prior to ETP making distributions of available cash to any class of units other than the Class H Units and the Class I Units, excluding any cash available distributions or dividends or capital stock sales proceeds received by ETP from ETP Holdco.  As of December 31, 2016, a total of 101,525,429 Class K Units were held by indirect subsidiaries of ETP.

Sales of Common Units by Sunoco Logistics
With respect to our investment in Sunoco Logistics, we account for the difference between the carrying amount of our investment in and the underlying book value arising from the issuance or redemption of units by the respective subsidiary (excluding transactions with us) as capital transactions.
As a result of Sunoco Logistics’ issuances of common units during the year ended December 31, 2016, we recognized increases in partners’ capital of $37 million.
In September and October 2016, a total of 24.2 million common units were issued for net proceeds of $644 million in connection with a public offering and related option exercise. The proceeds from this offering were used to partially fund the acquisition from Vitol.
In March and April 2015, a total of 15.5 million common units were issued in connection with a public offering and related option exercise. Net proceeds of $629 million were used to repay outstanding borrowings under Sunoco Logistics’ $2.50 billion Credit Facility and for general partnership purposes.
In September 2014, Sunoco Logistics completed an overnight public offering of 7.7 million common units for net proceeds of $362 million were used to repay outstanding borrowings under the Sunoco Logistics Credit Facility and for general partnership purposes.
In 2014, Sunoco Logistics entered into equity distribution agreements pursuant to which Sunoco Logistics may sell from time to time common units having aggregate offering prices of up to $1.25 billion. In the fourth quarter of 2015, the aggregate capacity was increased to $2.25 billion. During the year ended December 31, 2016, Sunoco Logistics received proceeds of $744 million, net of commissions of $8 million, from the issuance of 29.1 million common units pursuant to the equity distribution agreement.
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

Distributions declared during the periods presented were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2013	February 7, 2014	February 14, 2014	$0.9200
March 31, 2014	May 5, 2014	May 15, 2014	0.9350
June 30, 2014	August 4, 2014	August 14, 2014	0.9550
September 30, 2014	November 3, 2014	November 14, 2014	0.9750
December 31, 2014	February 6, 2015	February 13, 2015	0.9950
March 31, 2015	May 8, 2015	May 15, 2015	1.0150
June 30, 2015	August 6, 2015	August 14, 2015	1.0350
September 30, 2015	November 5, 2015	November 16, 2015	1.0550
December 31, 2015	February 8, 2016	February 16, 2016	1.0550
March 31, 2016	May 6, 2016	May 16, 2016	1.0550
June 30, 2016	August 8, 2016	August 15, 2016	1.0550
September 30, 2016	November 7, 2016	November 14, 2016	1.0550
December 31, 2016	February 7, 2017	February 14, 2017	1.0550
ETE agreed to relinquish its right to the following amounts of incentive distributions in future periods, including distributions on Class I Units:

Total Year
2017	$626
2018	138
2019	128
Each year beyond 2019	33
Sunoco Logistics Quarterly Distributions of Available Cash
Distributions declared during the periods presented were as follows:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2013	February 10, 2014	February 14, 2014	$0.3312
March 31, 2014	May 9, 2014	May 15, 2014	0.3475
June 30, 2014	August 8, 2014	August 14, 2014	0.3650
September 30, 2014	November 7, 2014	November 14, 2014	0.3825
December 31, 2014	February 9, 2015	February 13, 2015	0.4000
March 31, 2015	May 11, 2015	May 15, 2015	0.4190
June 30, 2015	August 10, 2015	August 14, 2015	0.4380
September 30, 2015	November 9, 2015	November 13, 2015	0.4580
December 31, 2015	February 8, 2016	February 12, 2016	0.4790
March 31, 2016	May 9, 2016	May 13, 2016	0.4890
June 30, 2016	August 8, 2016	August 12, 2016	0.5000
September 30, 2016	November 9, 2016	November 14, 2016	0.5100
December 31, 2016	February 7, 2017	February 14, 2017	0.5200

PennTex Quarterly Distributions of Available Cash
PennTex is required by its partnership agreement to distribute a minimum quarterly distribution of $0.2750 per unit at the end of each quarter. Distributions declared during the periods presented were as follows:

Quarter Ended	Record Date	Payment Date	Rate
September 30, 2016	November 7, 2016	November 14, 2016	$0.2950
December 31, 2016	February 7, 2017	February 14, 2017	0.2950
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	December 31,
	2016	2015
Available-for-sale securities	$2	$—
Foreign currency translation adjustment	(5)	(4)
Actuarial gain related to pensions and other postretirement benefits	7	8
Investments in unconsolidated affiliates, net	4	—
Total AOCI, net of tax	$8	$4
The table below sets forth the tax amounts included in the respective components of other comprehensive income:

	December 31,
	2016	2015
Available-for-sale securities	$(2)	$(2)
Foreign currency translation adjustment	3	4
Actuarial loss relating to pension and other postretirement benefits	—	7
Total	$1	$9

9.	UNIT-BASED COMPENSATION PLANS:
ETP Unit-Based Compensation Plan
We have issued equity incentive plans for employees, officers and directors, which provide for various types of awards, including options to purchase ETP Common Units, restricted units, phantom units, Common Units, distribution equivalent rights (“DERs”), Common Unit appreciation rights, and other unit-based awards. As of December 31, 2016, an aggregate total of 1.8 million ETP Common Units remain available to be awarded under our equity incentive plans.
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

The following table shows the activity of the awards granted to employees and non-employee directors:

	Number of Units	Weighted Average Grant-Date Fair Value Per Unit
Unvested awards as of December 31, 2015	4.8	$47.61
Awards granted	2.5	35.73
Awards vested	(0.8)	53.22
Awards forfeited	(0.2)	48.39
Unvested awards as of December 31, 2016	6.3	41.53
During the years ended December 31, 2016, 2015, and 2014, the weighted average grant-date fair value per unit award granted was $35.73, $35.21 and $60.85, respectively. The total fair value of awards vested was $28 million, $49 million and $26 million, respectively, based on the market price of ETP Common Units as of the vesting date. As of December 31, 2016, a total of 6.3 million unit awards remain unvested, for which ETP expects to recognize a total of $179 million in compensation expense over a weighted average period of 2.1 years.
Cash Restricted Units. The Partnership has also granted cash restricted units, which vest 100% at the end of the third year of service. A cash restricted unit entitles the award recipient to receive cash equal to the market value of one ETP Common Unit upon vesting.
As of December 31, 2016, a total of 0.2 million unvested cash restricted units were outstanding.
Based on the trading price of ETP Common Units at December 31, 2016, the Partnership expects to recognize $3 million of unit-based compensation expense related to non-vested cash restricted units over a period of 1.0 year.
Sunoco Logistics Unit-Based Compensation Plan
Sunoco Logistics’ general partner has a long-term incentive plan for employees and directors, which permits the grant of restricted units, phantom unit awards, unit appreciation rights, unrestricted unit awards and other unit-based awards.
Restricted Units
Sunoco Logistics has granted restricted unit awards to employees and directors that entitle the grantees to receive Sunoco Logistics common units or, at the discretion of the Sunoco Logistics compensation committee, an amount of cash equivalent to the value of common units upon vesting. Sunoco Logistics’ outstanding restricted unit awards are time-vested grants, the vesting of which occurs over a five-year period, and is conditioned solely upon continued employment or service as of the applicable vesting date. These unit awards entitle the grantees of the unit awards to receive an amount of cash equal to the per unit cash distributions made by Sunoco Logistics during the period the restricted unit is outstanding.
The following table summarizes the activity of the Sunoco Logistics restricted unit awards:

	Number of Sunoco Logistics Units	Weighted Average Grant-Date Fair Value Per Sunoco Logistics Unit
Unvested awards as of December 31, 2015	2.5	$33.16
Awards granted	1.3	23.21
Awards vested	(0.5)	34.19
Awards forfeited	(0.1)	33.72
Unvested awards as of December 31, 2016	3.2	28.57
During the years ended December 31, 2016, 2015 and 2014, the weighted average grant-date fair value per unit award granted was $23.21, $29.54 and $41.59, respectively. The total fair value of restricted unit awards vested for the years ended December 31, 2016, 2015 and 2014, was $12 million, $8 million, and $30 million, respectively, based on the market price of Sunoco Logistics’ common units as of the vesting date. As of December 31, 2016, estimated compensation cost related to non-vested awards not yet recognized was $57 million, and the weighted average period over which this cost is expected to be recognized in expense is 3.0 years.

10.	INCOME TAXES:
As a partnership, we are not subject to U.S. federal income tax and most state income taxes. However, the Partnership conducts certain activities through corporate subsidiaries which are subject to federal and state income taxes. The components of the federal and state income tax expense (benefit) are summarized as follows:

	Years Ended December 31,
	2016	2015	2014
Current expense (benefit):
Federal	$18	$(274)	$321
State	(35)	(51)	86
Total	(17)	(325)	407
Deferred expense (benefit):
Federal	(173)	231	(50)
State	4	(29)	1
Total	(169)	202	(49)
Total income tax expense (benefit) from continuing operations	$(186)	$(123)	$358
Historically, our effective rate differed from the statutory rate primarily due to Partnership earnings that are not subject to U.S. federal and most state income taxes at the partnership level. The completion of the Southern Union Merger, Sunoco Merger, ETP Holdco Transaction and Susser Merger (see Note 3) significantly increased the activities conducted through corporate subsidiaries. A reconciliation of income tax expense (benefit) at the U.S. statutory rate to the income tax expense (benefit) attributable to continuing operations for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Years Ended December 31,
	2016	2015	2014
Income tax expense at U.S. statutory rate of 35 percent	$154	$490	$558
Increase (reduction) in income taxes resulting from:
Partnership earnings not subject to tax	(519)	(515)	(341)
Nondeductible goodwill included in the Lake Charles LNG Transaction	—	—	105
Goodwill impairments	223	—	—
State income taxes (net of federal income tax effects)	(17)	(37)	54
Dividend Received Deduction	(15)	(24)	—
Audit Settlement	—	(7)	—
Premium on debt retirement	—	—	(10)
Foreign	—	—	(8)
Other	(12)	(30)	—
Income tax expense (benefit) from continuing operations	$(186)	$(123)	$358

Deferred taxes result from the temporary differences between financial reporting carrying amounts and the tax basis of existing assets and liabilities. The table below summarizes the principal components of the deferred tax assets (liabilities) as follows:

	December 31,
	2016	2015
Deferred income tax assets:
Net operating losses and alternative minimum tax credit	$380	$155
Pension and other postretirement benefits	30	36
Long term debt	32	61
Other	84	142
Total deferred income tax assets	526	394
Valuation allowance	(118)	(121)
Net deferred income tax assets	$408	$273

Deferred income tax liabilities:
Properties, plants and equipment	$(1,054)	$(1,305)
Investment in unconsolidated affiliates	(3,728)	(2,889)
Trademarks	—	(112)
Other	(20)	(49)
Total deferred income tax liabilities	(4,802)	(4,355)
Accumulated deferred income taxes	$(4,394)	$(4,082)
The table below provides a rollforward of the net deferred income tax liability as follows:

	December 31,
	2016	2015
Net deferred income tax liability, beginning of year	$(4,082)	$(4,331)
ETE Acquisition of general partner of Sunoco LP	—	490
Goodwill associated with Sunoco Retail to Sunoco LP transaction (see Note 3)	(460)	—
Tax provision	169	(202)
Other	(21)	(39)
Net deferred income tax liability, end of year	$(4,394)	$(4,082)
ETP Holdco and other corporate subsidiaries have federal net operating loss carryforward of $580 million, all of which will expire in 2032 through 2035. Our corporate subsidiaries have $52 million of federal alternative minimum tax credits at December 31, 2016. Our corporate subsidiaries have state net operating loss carryforward benefits of $124 million, net of federal tax, which expire between 2017 and 2036. A valuation allowance of $118 million is applicable to the state net operating loss carryforward benefits primarily attributable to significant restrictions on their use in the Commonwealth of Pennsylvania.

The following table sets forth the changes in unrecognized tax benefits:

	Years Ended December 31,
	2016	2015	2014
Balance at beginning of year	$610	$440	$429
Additions attributable to tax positions taken in the current year	8	—	20
Additions attributable to tax positions taken in prior years	18	178	—
Reduction attributable to tax positions taken in prior years	(20)	—	(1)
Settlements	—	—	(5)
Lapse of statute	(1)	(8)	(3)
Balance at end of year	$615	$610	$440
As of December 31, 2016, we have $596 million ($554 million after federal income tax benefits) related to tax positions which, if recognized, would impact our effective tax rate. We believe it is reasonably possible that its unrecognized tax benefits may be reduced by $1 million ($0.6 million, net of federal tax) within the next twelve months due to settlement of certain positions.
Our policy is to accrue interest expense and penalties on income tax underpayments (overpayments) as a component of income tax expense. During 2016, we recognized interest and penalties of less than $1 million. At December 31, 2016, we have interest and penalties accrued of $6 million, net of tax.
Sunoco, Inc. has historically included certain government incentive payments as taxable income on its federal and state income tax returns. In connection with Sunoco, Inc.’s 2004 through 2011 years, Sunoco, Inc. filed amended returns with the IRS excluding these government incentive payments from federal taxable income. The IRS denied the amended returns, and Sunoco, Inc. petitioned the Court of Federal Claims (“CFC”) in June 2015 on this issue. In November 2016, the CFC ruled against Sunoco, Inc., and Sunoco, Inc. is appealing this decision to the Federal Circuit. If Sunoco, Inc. is ultimately fully successful in this litigation, it will receive tax refunds of approximately $530 million. However, due to the uncertainty surrounding the litigation, a reserve of $530 million was established for the full amount of the litigation. Due to the timing of the litigation and the related reserve, the receivable and the reserve for this issue have been netted in the financial statements as of December 31, 2016.
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
In general, ETP and its subsidiaries are no longer subject to examination by the Internal Revenue Service (“IRS”), and most state jurisdictions, for the 2013 and prior tax years. However, Sunoco, Inc. and its subsidiaries are no longer subject to examination by the IRS for tax years prior to 2007.
Sunoco, Inc. has been examined by the IRS for tax years through 2013. However, statutes remain open for tax years 2007 and forward due to carryback of net operating losses and/or claims regarding government incentive payments discussed above. All other issues are resolved. Though we believe the tax years are closed by statute, tax years 2004 through 2006 are impacted by the carryback of net operating losses and under certain circumstances may be impacted by adjustments for government incentive payments.
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
Contingent Residual Support Agreement – AmeriGas
In connection with the closing of the contribution of its propane operations in January 2012, ETP agreed to provide contingent residual support of $1.55 billion of intercompany borrowings made by AmeriGas and certain of its affiliates with maturities through 2022 from a finance subsidiary of AmeriGas that have maturity dates and repayment terms that mirror those of an equal principal amount of senior notes issued by this finance company subsidiary to third-party purchases. In 2016, AmeriGas repurchased certain of its senior notes, which caused a reduction in the amount supported by ETP under the contingent residual support agreement. In February 2017, AmeriGas repurchased $378 million of its 7.00% senior notes, which reduced the remaining amount supported by ETP to $122 million.
Guarantee of Sunoco LP Notes
In connection with previous transactions whereby Retail Holdings contributed assets to Sunoco LP, Retail Holdings provided a limited contingent guarantee of collection, but not of payment, to Sunoco LP with respect to (i) $800 million principal amount of 6.375% senior notes due 2023 issued by Sunoco LP, (ii) $800 million principal amount of 6.25% senior notes due 2021 issued by Sunoco LP and (iii) $2.035 billion aggregate principal for Sunoco LP’s term loan due 2019. In December 2016, Retail Holdings contributed its interests in Sunoco LP, along with the assignment of the guarantee of Sunoco LP’s senior notes, to its subsidiary, ETC M-A Acquisition LLC.
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
Commitments
In the normal course of business, ETP purchases, processes and sells natural gas pursuant to long-term contracts and enters into long-term transportation and storage agreements. Such contracts contain terms that are customary in the industry. ETP believes that the terms of these agreements are commercially reasonable and will not have a material adverse effect on its financial position or results of operations.
ETP’s joint venture agreements require that it funds its proportionate share of capital contributions to its unconsolidated affiliates. Such contributions will depend upon ETP’s unconsolidated affiliates’ capital requirements, such as for funding capital projects or repayment of long-term obligations.

We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2034. The table below reflects rental expense under these operating leases included in operating expenses in the accompanying statements of operations, which include contingent rentals, and rental expense recovered through related sublease rental income:

	Years Ended December 31,
	2016	2015	2014
Rental expense(1)	$81	$176	$159
Less: Sublease rental income	(1)	(16)	(26)
Rental expense, net	$80	$160	$133

(1)	Includes contingent rentals totaling $26 million and $24 million for the years ended December 31, 2015 and 2014, respectively.
Future minimum lease commitments for such leases are:

Years Ending December 31:
2017	$38
2018	30
2019	28
2020	28
2021	35
Thereafter	133
Future minimum lease commitments	292
Less: Sublease rental income	(14)
Net future minimum lease commitments	$278
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
Dakota Access Pipeline
During the summer of 2016, individuals affiliated with, or sympathetic to, the Standing Rock Sioux Tribe (the “SRST”) began gathering near a construction site on the Dakota Access pipeline project in North Dakota to protest the development of the pipeline project. Some of the protesters eventually trespassed on to the construction site, tampered with equipment, and disrupted construction activity at the site.  At this time, we are working with the various authorities to mitigate the effects of this largely unlawful protest. We believe that Dakota Access now has the necessary permits and approvals to perform all work on the pipeline project. In response to the protests, Dakota Access filed a lawsuit in federal court in North Dakota to restrain protestors from disrupting construction and also requested a temporary restraining order (“TRO”) against the Chairman of the SRST and the protestors. The U.S. District Court granted Dakota Access’s request for a TRO, and the defendants filed a motion to dismiss the case and dissolve the TRO. The Court later granted the defendants’ motions to dissolve the TRO. Dakota Access filed a response to the defendant’s motion to dismiss, and the Court has yet to rule. At this time, we cannot determine how long the protest will continue or how the legal action will be resolved. Construction work on the pipeline is ongoing, and, barring legal delays, we expect the final portion of the pipeline to be completed in March or April 2017. Additional protests or legal actions may arise in connection with our Dakota Access project or other projects. Trespass on to construction sites or our physical facilities, or other disruptions, could result in further damage to our assets, safety incidents, potential liability or project delays.
In July 2016, the U.S. Army Corps of Engineers (“USACE”) issued permits to Dakota Access consistent with environmental and historic preservation statutes for the pipeline to make two crossings of the Missouri River in North Dakota, including a crossing of the Missouri River at Lake Oahe. The USACE has also issued an easement to allow the pipeline to cross land owned by the USACE adjacent to the Missouri River in two locations. The SRST filed a lawsuit in the U.S. District Court for the District of Columbia against the USACE challenging the legality of the permits issued for the construction of the Dakota Access pipeline across those waterways and claiming violations of the National Historic Preservation Act (“NHPA”). The SRST also sought a preliminary injunction to rescind the USACE permits while the case is pending. Dakota Access’ moved to intervene in the case and that motion was granted by the Court. The SRST has also sought an emergency TRO to stop construction on the pipeline project. On September 9, 2016, the Court denied SRST’s motion for a preliminary injunction. After that decision, the Department of the Army, the Department of Justice, and the Department of the Interior released a joint statement stating that the USACE would not grant the easement for the land adjacent to Lake Oahe until the federal departments completed a review of the SRST’s claims in its lawsuit with respect to the USACE’s compliance with certain federal statutes in connection with its activities related to the granting of the permits. The SRST appealed the denial of the preliminary injunction to the U.S. Court of Appeals for the D.C. Circuit and filed an emergency motion for an injunction pending the appeal to the U.S. District Court. The U.S. District Court denied SRST’s emergency motion for an injunction pending the appeal. The SRST filed an amended complaint and added claims based on treaties between the tribes and the United States and statues governing the use of government property. The D.C. Circuit denied the SRST’s application for a stay pending appeal and later dismissed the SRST’s appeal of the denied TRO.
In December 2016, the Department of the Army announced that, although its prior actions complied with the law, it intended to conduct further environmental review of the crossing at Lake Oahe. In January 2017, pursuant to a presidential memorandum, the Department of the Army decided that no further environmental review was necessary and delivered Dakota Access an easement to cross Lake Oahe. Construction at the site is ongoing. In the fall of 2016, the Cheyenne River Sioux Tribe intervened alongside the SRST. After USACE gave Dakota Access its final easement, the Cheyenne River Sioux moved for a preliminary injunction and TRO blocking construction. These motions raised, for the first time, claims based on the religious rights of the tribe. The district court denied the TRO and has yet to decide whether to grant a preliminary injunction. The SRST has also moved for summary judgment on its claims against the government based on its treaty rights and the National Environmental Policy Act, and the district court is still considering this motion. Briefing is ongoing.
In addition, the Oglala and Yankton Sioux tribes have filed related lawsuits in an effort to prevent construction of the Dakota Access pipeline project.
While we believe that the pending lawsuits are unlikely to block construction or operation of the pipeline and that construction on the land adjacent to Lake Oahe will be completed in a timely manner, we cannot assure this outcome. Any significant delay imposed by the court will delay the receipt of revenue from this project. We cannot determine when or how these lawsuits will be resolved or the impact they may have on the Dakota Access project.
Mont Belvieu Incident
On June 26, 2016, a hydrocarbon storage well located on another operator’s facility adjacent to Lone Star NGL Mont Belvieu’s (Lone Star) facilities in Mont Belvieu, Texas experienced an over-pressurization resulting in a subsurface release. The subsurface release caused a fire at Lone Star’s South Terminal (CMB) and damage to Lone Star’s storage well operations at its South and North Terminals. Normal operations have resumed at the facilities with the exception of one of Lone Star’s storage wells. The extent of possible damages is still under investigation.
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
As of December 31, 2016, Sunoco, Inc. is a defendant in six cases, including cases initiated by the States of New Jersey, Vermont, Pennsylvania, Rhode Island, and two others by the Commonwealth of Puerto Rico with the more recent Puerto Rico action being a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action.

Four of these cases are venued in a multidistrict litigation proceeding in a New York federal court. The New Jersey, Puerto Rico, Vermont, and Pennsylvania cases assert natural resource damage claims.
Fact discovery has concluded with respect to an initial set of 19 sites each that will be the subject of the first trial phase in the New Jersey case and the initial Puerto Rico case. The initial set of 19 New Jersey trial sites are now pending before the United States District Judge for the District of New Jersey, the Hon. Freda L. Wolfson for the pre-trial and trial phases. Judge Wolfson then referred the case to United States Magistrate Judge for the District of New Jersey, the Hon. Lois H. Goodman. Judge Goodman conducted a status conference with all of the parties and inquired whether the parties will engage in a global mediation and instructed the parties to exchange possible mediator names. All parties agreed to participate in global settlement discussions in a global mediation forum before Hon. Garrett Brown (Ret.), a Judicial Arbitration Mediation Service mediator. The remaining portion of the New Jersey case remains in the multidistrict litigation. The first mediation session with Judge Brown is scheduled for November 2 through November 3, 2016. In early 2017, Sunoco, Inc. and two other co-defendants reached a settlement in principle with the State of New Jersey, subject to the parties agreeing on the terms and conditions of a Settlement and Release agreement. It is reasonably possible that a loss may be realized in the remaining cases; however, we are unable to estimate the possible loss or range of loss in excess of amounts accrued. Management believes that an adverse determination with respect to one or more of the MTBE cases could have a significant impact on results of operations during the period in which any said adverse determination occurs, but does not believe that any such adverse determination would have a material adverse effect on the Partnership’s consolidated financial position.
Regency Merger Litigation
Following the January 26, 2015 announcement of the Regency Merger, purported Regency unitholders filed lawsuits in state and federal courts in Dallas and Delaware asserting claims relating to the Regency Merger. All Regency Merger-related lawsuits have been dismissed, although one lawsuit remains pending on appeal. On June 10, 2015, Adrian Dieckman (“Dieckman”), a purported Regency unitholder, filed a class action complaint on behalf of Regency’s common unitholders in the Court of Chancery of the State of Delaware. The lawsuit alleges that the Regency Merger breached the Regency partnership agreement because Regency’s conflicts committee was not properly formed, and the Regency Merger was not approved in good faith. Defendants filed a motion to dismiss, and on March 29, 2016, the Delaware court granted Defendants’ motion and dismissed the lawsuit. On April 26, 2016, Dieckman filed his Notice of Appeal to the Supreme Court of Delaware. This appeal is styled Adrian Dieckman v. Regency GP LP, et al., No. 208, 2016, in the Supreme Court of the State of Delaware. Dieckman filed his Opening Brief on June 9, 2016, and Defendants’ filed their Answering Brief on July 29, 2016. On August 31, 2016, Dieckman filed his Reply Brief. Oral argument was held on November 16, 2016 before the Delaware Supreme Court. On January 20, 2017, The Delaware Supreme Court issued an order reversing the judgment of the Court of Chancery that dismissed Counts I and II of Dieckman’s Complaint.
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
Sunoco Logistics Merger Litigation
Between January 6, 2017 and February 8, 2017, seven purported ETP common unitholders (“Plaintiffs”) separately filed seven putative unitholder class action lawsuits challenging the merger and the disclosures made in connection with the merger. The lawsuits are styled (a) Koma v. Energy Transfer Partners, L.P., et al., Case No. 3:17-cv-00060-G, in the United States District Court for the Northern District of Texas, Dallas Division (the “Koma Lawsuit”); (b) Ashraf v. Energy Transfer Partners, L.P. et al., Case No. 3:17-cv-00118-B, in the United States District Court for the Northern District of Texas, Dallas Division (the “Ashraf Lawsuit”); (c) Shure v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00044-UNA, in the United States District Court for the District of Delaware (the “Shure Lawsuit”); (d) Verlin v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00045-UNA, in the United States District Court for the District of Delaware (the “Verlin Lawsuit”); (e) Duany v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00058-UNA, in the United States District Court for the District of Delaware (the “Duany Lawsuit”); (f) Epstein v. Energy Transfer Partners, L.P. et. al., Case No, 1:17-cv-00069, in the United

States District Court for the District of Delaware (the “Epstein Lawsuit”) and (g) Sgnilek v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00141, in the United States District Court for the District of Delaware (the “Sgnilek Lawsuit” and collectively with the Koma Lawsuit, Ashraf Lawsuit, Shure Lawsuit, Verlin Lawsuit, Duany Lawsuit, and Epstein Lawsuit, the “Lawsuits”). The Koma Lawsuit, Ashraf Lawsuit, Duany Lawsuit, and Epstein Lawsuit are filed against ETP, ETP GP, ETP GP, LLC, ETE, and the members of the ETP Board. The Shure Lawsuit and Verlin Lawsuit are filed against ETP, ETP GP, the members of the ETP Board, ETE, Sunoco Logistics, and Sunoco Logistics GP. The Sgnilek Lawsuit is filed against ETP, ETP GP, ETP GP LLC, ETE, the members of the ETP Board, Sunoco Logistics and Sunoco Logistics GP (collectively “Defendants”).
Plaintiffs allege causes of action challenging the merger and the preliminary joint proxy statement/prospectus filed in connection with the merger. According to Plaintiffs, the preliminary joint proxy statement/prospectus is allegedly misleading because, among other things, it fails to disclose certain information concerning, in general, (a) the background and process that led to the merger; (b) ETE’s, ETP’s, and Sunoco Logistics’ financial projections; (c) the financial analysis and fairness opinion provided by Barclays; and (d) alleged conflicts of interest concerning Barclays, ETE, and certain officers and directors of ETP and ETE. Based on these allegations, and in general, Plaintiffs allege that (i) Defendants have violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and (ii) the members of the ETP Board have violated Section 20(a) of the Exchange Act. Plaintiffs in the Shure Lawsuit and Verlin Lawsuit also allege that Sunoco Logistics has violated Section 20(a) of the Exchange Act. Plaintiffs also assert, in general, that the terms of the merger (including, among other terms, the merger consideration) are unfair to ETP common unitholders and resulted from an unfair and conflicted process. Based on these allegations, the Sgnilek Lawsuit alleges that (a) the ETP Board, ETP GP, ETP GP LLC, ETP, and ETE have breached the covenant of good faith and/or fiduciary duties, and (b) Sunoco Logistics and Sunoco Logistics GP have aided and abetted those alleged breaches.
Based on these allegations, Plaintiffs seek to enjoin Defendants from proceeding with or consummating the merger unless and until Defendants disclose the allegedly omitted information summarized above. The Koma Lawsuit and Sgnilek Lawsuit also seek to enjoin Defendants from proceeding with or consummating the merger unless and until the ETP Board adopts and implements processes to obtain the best possible terms for ETP common unitholders. To the extent that the merger is consummated before injunctive relief is granted, Plaintiffs seek to have the merger rescinded. Plaintiffs also seek damages and attorneys’ fees.
Defendants’ dates to answer, move to dismiss, or otherwise respond to the Lawsuits have not yet been set. Defendants cannot predict the outcome of these or any other lawsuits that might be filed subsequent to the date of the filing of this annual report, nor can Defendants predict the amount of time and expense that will be required to resolve such litigation. Defendants believe the Lawsuits are without merit and intend to defend vigorously against the Lawsuits and any other actions challenging the merger.
Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency. As of December 31, 2016 and 2015, accruals of approximately $53 million and $40 million, respectively, were reflected on our consolidated balance sheets related to these contingent obligations. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.
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
No amounts have been recorded in our December 31, 2016 or 2015 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
Compliance Orders from the New Mexico Environmental Department
Regency received a Notice of Violation from the New Mexico Environmental Department on September 23, 2015 for allegations of violations of New Mexico air regulations related to Jal #3. The Partnership has accrued $250,000 related to the claims and will continue to assess its potential exposure to the allegations as the matter progresses. The Air Quality Bureau issued a Settlement Offer for Revised Notice of Violation REG-0569-1402-RI on February 7, 2017. The Settlement Agreement

includes a civil penalty of $465,000.  Energy Transfer and the New Mexico Environmental Department are scheduling a meeting to discuss the Settlement Offer in March 2017.
Lone Star NGL Fractionators Notice of Enforcement
Lone Star NGL Fractionators received a Notice of Enforcement from the Texas Commission on Environmental Quality on August 28, 2015 for allegations of violations of Texas air regulations related to Mont Belvieu Gas Plant. The Partnership has accrued $50,000 related to this claim as of December 31, 2016 and will continue to assess its potential exposure to the allegations as the matter progresses. As of December 31, 2016, the Agreed Order is in the approval process with the Texas Commission on Environmental Quality and includes a $21,000 Supplemental Environmental Project.
Environmental Matters
Our operations are subject to extensive federal, tribal, state and local environmental and safety laws and regulations that require expenditures to ensure compliance, including related to air emissions and wastewater discharges, at operating facilities and for remediation at current and former facilities as well as waste disposal sites. Historically, our environmental compliance costs have not had a material adverse effect on our results of operations but there can be no assurance that such costs will not be material in the future or that such future compliance with existing, amended or new legal requirements will not have a material adverse effect on our business and operating results. Costs of planning, designing, constructing and operating pipelines, plants and other facilities must incorporate compliance with environmental laws and regulations and safety standards. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory, remedial and corrective action obligations, the issuance of injunctions in affected areas and the filing of federally authorized citizen suits. Contingent losses related to all significant known environmental matters have been accrued and/or separately disclosed. However, we may revise accrual amounts prior to resolution of a particular contingency based on changes in facts and circumstances or changes in the expected outcome.
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

•
Legacy sites related to Sunoco, Inc. that are subject to environmental assessments, including formerly owned terminals and other logistics assets, retail sites that Sunoco, Inc. no longer operates, closed and/or sold refineries and other formerly owned sites.

•
Sunoco, Inc. is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of December 31, 2016, Sunoco, Inc. had been named as a PRP at approximately 50 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. Sunoco, Inc. is usually one of a number of companies identified as a PRP at a site. Sunoco, Inc. has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco, Inc.’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	December 31,
	2016	2015
Current	$32	$41
Non-current	313	326
Total environmental liabilities	$345	$367
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
During the years ended December 31, 2016 and 2015, the Partnership recorded $43 million and $38 million, respectively, of expenditures related to environmental cleanup programs.
On December 2, 2010, Sunoco, Inc. entered an Asset Sale and Purchase Agreement to sell the Toledo Refinery to Toledo Refining Company LLC (“TRC”) wherein Sunoco, Inc. retained certain liabilities associated with the pre-Closing time period. On January 2, 2013, USEPA issued a Finding of Violation (“FOV”) to TRC and, on September 30, 2013, EPA issued an NOV/ FOV to TRC alleging Clean Air Act violations. To date, EPA has not issued an FOV or NOV/FOV to Sunoco, Inc. directly but some of EPA’s claims relate to the time period that Sunoco, Inc. operated the refinery. Specifically, EPA has claimed that the refinery flares were not operated in a manner consistent with good air pollution control practice for minimizing emissions and/or in conformance with their design, and that Sunoco, Inc. submitted semi-annual compliance reports in 2010 and 2011 and EPA that failed to include all of the information required by the regulations. EPA has proposed penalties in excess of $200,000 to resolve the allegations and discussions continue between the parties. The timing or outcome of this matter cannot be reasonably determined at this time, however, we do not expect there to be a material impact to our results of operations, cash flows or financial position.
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
In April 2015 and October 2016, the PHMSA issued separate Notices of Probable Violation ("NOPVs") and a Proposed Compliance Order ("PCO") related to Sunoco Logistics’ West Texas Gulf pipeline in connection with repairs being carried out on the pipeline and other administrative and procedural findings. The proposed penalties are in excess of $100,000. Sunoco Logistics does not expect there to be a material impact to its results of operations, cash flows or financial position.
In April 2016, the PHMSA issued a NOPV, PCO and Proposed Civil Penalty related to certain procedures carried out during construction of Sunoco Logistics’ Permian Express 2 pipeline system in Texas.  The proposed penalties are in excess of $100,000. Sunoco Logistics does not expect there to be a material impact to its results of operations, cash flows or financial position.
In June 2016, the PHMSA issued NOPVs and a PCO in connection with alleged violations on Sunoco Logistics’ Texas crude oil pipeline system. The proposed penalties are in excess of $100,000. Sunoco Logistics does not expect there to be a material impact to its results of operations, cash flows or financial position.
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
Our operations are also subject to the requirements of the OSHA, and comparable state laws that regulate the protection of the health and safety of employees. In addition, OSHA’s hazardous communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our past costs for OSHA required activities, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances have not had a material adverse effect on our results of operations but there is no assurance that such costs will not be material in the future.

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
The following table details our outstanding commodity-related derivatives:

	December 31, 2016		December 31, 2015
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	(682,500)	2017	(602,500)	2016-2017
Basis Swaps IFERC/NYMEX(1)	2,242,500	2017	(31,240,000)	2016-2017
Power (Megawatt):
Forwards	391,880	2017-2018	357,092	2016-2017
Futures	109,564	2017-2018	(109,791)	2016
Options – Puts	(50,400)	2017	260,534	2016
Options – Calls	186,400	2017	1,300,647	2016
Crude (Bbls) – Futures	(617,000)	2017	(591,000)	2016-2017
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	10,750,000	2017-2018	(6,522,500)	2016-2017
Swing Swaps IFERC	(5,662,500)	2017	71,340,000	2016-2017
Fixed Swaps/Futures	(52,652,500)	2017-2019	(14,380,000)	2016-2018
Forward Physical Contracts	(22,492,489)	2017	21,922,484	2016-2017
Natural Gas Liquid (Bbls) – Forwards/Swaps	(5,786,627)	2017	(8,146,800)	2016-2018
Refined Products (Bbls) – Futures	(2,240,000)	2017	(939,000)	2016-2017
Corn (Bushels) – Futures	—	—	1,185,000	2016
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(36,370,000)	2017	(37,555,000)	2016
Fixed Swaps/Futures	(36,370,000)	2017	(37,555,000)	2016
Hedged Item – Inventory	36,370,000	2017	37,555,000	2016

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		December 31, 2016	December 31, 2015
July 2016(2)	Forward-starting to pay a fixed rate of 3.80% and receive a floating rate	$—	$200
July 2017(3)	Forward-starting to pay a fixed rate of 3.90% and receive a floating rate	500	300
July 2018(3)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	200
July 2019(3)	Forward-starting to pay a fixed rate of 3.25% and receive a floating rate	200	200
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 10 and 30 years with a mandatory termination date the same as the effective date.

(3)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$—	$38	$(4)	$(3)
	—	38	(4)	(3)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	338	353	(416)	(306)
Commodity derivatives	24	57	(52)	(41)
Interest rate derivatives	—	—	(193)	(171)
Embedded derivatives in ETP Preferred Units	—	—	(1)	(5)
	362	410	(662)	(523)
Total derivatives	$362	$448	$(666)	$(526)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Derivatives without offsetting agreements	Derivative assets (liabilities)	$—	$—	$(194)	$(176)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	24	57	(52)	(41)
Broker cleared derivative contracts	Other current assets	338	391	(420)	(309)
		362	448	(666)	(526)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(4)	(17)	4	17
Payments on margin deposit	Other current assets	(338)	(309)	338	309
Total net derivatives		$20	$122	$(324)	$(200)
We disclose the non-exchange traded financial derivative instruments as price risk management assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Location of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from AOCI into Income (Effective Portion)
		Years Ended December 31,
		2016	2015	2014
Derivatives in cash flow hedging relationships:
Commodity derivatives	Cost of products sold	$—	$—	$(3)
Total		$—	$—	$(3)

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Years Ended December 31,
		2016	2015	2014
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$14	$21	$(8)
Total		$14	$21	$(8)

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		Years Ended December 31,
		2016	2015	2014
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$(35)	$(11)	$(6)
Commodity derivatives – Non-trading	Cost of products sold	(173)	23	199
Interest rate derivatives	Losses on interest rate derivatives	(12)	(18)	(157)
Embedded derivatives	Other, net	4	12	3
Total		$(216)	$6	$39

13.	RETIREMENT BENEFITS:
Savings and Profit Sharing Plans
We and our subsidiaries sponsor defined contribution savings and profit sharing plans, which collectively cover virtually all eligible employees. Employer matching contributions are calculated using a formula based on employee contributions. We and our subsidiaries made matching contributions of $44 million, $39 million and $50 million to these 401(k) savings plans for the years ended December 31, 2016, 2015, and 2014, respectively.
Pension and Other Postretirement Benefit Plans
Panhandle
Postretirement benefits expense for the years ended December 31, 2016 and 2015 reflect the impact of changes Panhandle or its affiliates adopted as of September 30, 2013, to modify its retiree medical benefits program, effective January 1, 2014. The modification placed all eligible retirees on a common medical benefit platform, subject to limits on Panhandle’s annual contribution toward eligible retirees’ medical premiums. Prior to January 1, 2013, affiliates of Panhandle offered postretirement health care and life insurance benefit plans (other postretirement plans) that covered substantially all employees. Effective January 1, 2013, participation in the plan was frozen and medical benefits were no longer offered to non-union employees. Effective January 1, 2014, retiree medical benefits were no longer offered to union employees.
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

Obligations and Funded Status
Pension and other postretirement benefit liabilities are accrued on an actuarial basis during the years an employee provides services. The following table contains information at the dates indicated about the obligations and funded status of pension and other postretirement plans on a combined basis:

	December 31, 2016			December 31, 2015
	Pension Benefits			Pension Benefits
	Funded Plans	Unfunded Plans	Other Postretirement Benefits	Funded Plans	Unfunded Plans	Other Postretirement Benefits
Change in benefit obligation:
Benefit obligation at beginning of period	$20	$57	$180	$718	$65	$202
Interest cost	1	2	4	23	2	4
Benefits paid, net	(1)	(7)	(21)	(46)	(8)	(20)
Actuarial (gain) loss and other	(2)	(1)	2	16	(2)	(6)
Settlements	—	—	—	(691)	—	—
Benefit obligation at end of period	18	51	165	20	57	180

Change in plan assets:
Fair value of plan assets at beginning of period	15	—	253	598	—	265
Return on plan assets and other	(2)	—	6	16	—	—
Employer contributions	—	—	10	138	—	8
Benefits paid, net	(1)	—	(21)	(46)	—	(20)
Settlements	—	—	—	(691)	—	—
Fair value of plan assets at end of period	12	—	248	15	—	253

Amount underfunded (overfunded) at end of period	$6	$51	$(83)	$5	$57	$(73)

Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	$—	$—	$108	$—	$—	$97
Current liabilities	—	(7)	(2)	—	(9)	(2)
Non-current liabilities	(6)	(44)	(23)	(5)	(48)	(22)
	$(6)	$(51)	$83	$(5)	$(57)	$73

Amounts recognized in accumulated other comprehensive income (loss) (pre-tax basis) consist of:
Net actuarial gain	$—	$—	$(12)	$2	$4	$(17)
Prior service cost	—	—	14	—	—	15
	$—	$—	$2	$2	$4	$(2)

The following table summarizes information at the dates indicated for plans with an accumulated benefit obligation in excess of plan assets:

	December 31, 2016			December 31, 2015
	Pension Benefits			Pension Benefits
	Funded Plans	Unfunded Plans	Other Postretirement Benefits	Funded Plans	Unfunded Plans	Other Postretirement Benefits
Projected benefit obligation	$18	$51	N/A	$20	$57	N/A
Accumulated benefit obligation	18	51	$165	20	57	$180
Fair value of plan assets	12	—	248	15	—	253
Components of Net Periodic Benefit Cost

	December 31, 2016		December 31, 2015
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Net periodic benefit cost:
Interest cost	$3	$4	$25	$4
Expected return on plan assets	(1)	(8)	(16)	(8)
Prior service cost amortization	—	1	—	1
Settlements	—	—	32	—
Net periodic benefit cost	$2	$(3)	$41	$(3)
Assumptions
The weighted-average assumptions used in determining benefit obligations at the dates indicated are shown in the table below:

	December 31, 2016		December 31, 2015
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Discount rate	3.65%	2.34%	3.59%	2.38%
Rate of compensation increase	N/A	N/A	N/A	N/A
The weighted-average assumptions used in determining net periodic benefit cost for the periods presented are shown in the table below:

	December 31, 2016		December 31, 2015
	Pension Benefits	Other Postretirement Benefits	Pension Benefits	Other Postretirement Benefits
Discount rate	3.60%	3.06%	3.65%	2.79%
Expected return on assets:
Tax exempt accounts	3.50%	7.00%	7.50%	7.00%
Taxable accounts	N/A	4.50%	N/A	4.50%
Rate of compensation increase	N/A	N/A	N/A	N/A

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
The assumed health care cost trend rates used to measure the expected cost of benefits covered by Panhandle and Sunoco, Inc.’s other postretirement benefit plans are shown in the table below:

	December 31,
	2016	2015
Health care cost trend rate	6.73%	7.16%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	4.96%	5.39%
Year that the rate reaches the ultimate trend rate	2021	2018
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
The fair value of the pension plan assets by asset category at the dates indicated is as follows:

		Fair Value Measurements at December 31, 2016
	Fair Value Total	Level 1	Level 2	Level 3
Asset category:
Mutual funds(1)	$12	$12	$—	$—
Total	$12	$12	$—	$—

(1)	Comprised of approximately 100% equities as of December 31, 2016.

		Fair Value Measurements at December 31, 2015
	Fair Value Total	Level 1	Level 2	Level 3
Asset category:
Mutual funds(1)	$15	$—	$15	$—
Total	$15	$—	$15	$—

(1)	Comprised of approximately 100% equities as of December 31, 2015.

The fair value of other postretirement plan assets by asset category at the dates indicated is as follows:

		Fair Value Measurements at December 31, 2016
	Fair Value Total	Level 1	Level 2	Level 3
Asset category:
Cash and cash equivalents	$23	$23	$—	$—
Mutual funds(1)	134	134	—	—
Fixed income securities	91	—	91	—
Total	$248	$157	$91	$—

(1)	Primarily comprised of approximately 31% equities, 66% fixed income securities and 3% cash as of December 31, 2016.

		Fair Value Measurements at December 31, 2015
	Fair Value Total	Level 1	Level 2	Level 3
Asset category:
Cash and cash equivalents	$18	$18	$—	$—
Mutual funds(1)	133	133	—	—
Fixed income securities	102	—	102	—
Total	$253	$151	$102	$—

(1)	Primarily comprised of approximately 56% equities, 33% fixed income securities and 11% cash as of December 31, 2015.
The Level 1 plan assets are valued based on active market quotes.  The Level 2 plan assets are valued based on the net asset value per share (or its equivalent) of the investments, which was not determinable through publicly published sources but was calculated consistent with authoritative accounting guidelines.
Contributions
We expect to contribute $12 million to pension plans and $10 million to other postretirement plans in 2017.  The cost of the plans are funded in accordance with federal regulations, not to exceed the amounts deductible for income tax purposes.
Benefit Payments
Panhandle and Sunoco, Inc.’s estimate of expected benefit payments, which reflect expected future service, as appropriate, in each of the next five years and in the aggregate for the five years thereafter are shown in the table below:

	Pension Benefits
Years	Funded Plans	Unfunded Plans	Other Postretirement Benefits (Gross, Before Medicare Part D)
2017	$1	$7	$26
2018	1	7	25
2019	1	6	23
2020	1	6	22
2021	1	5	19
2022 – 2026	6	17	39
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
The following table summarizes the affiliate revenues on our consolidated statements of operations:

	Years Ended December 31,
	2016	2015	2014
Affiliated revenues	$377	$417	$965
The following table summarizes the related company balances on our consolidated balance sheets:

	December 31,
	2016	2015
Accounts receivable from related companies:
ETE	$22	$110
Sunoco LP	96	3
PES	6	10
FGT	15	13
Lake Charles LNG	4	36
Trans-Pecos Pipeline, LLC	1	29
Comanche Trail Pipeline, LLC	—	22
Other	65	45
Total accounts receivable from related companies	$209	$268

Accounts payable to related companies:
ETE	$—	$1
Sunoco LP	20	5
FGT	1	1
Lake Charles LNG	3	3
Other	19	15
Total accounts payable to related companies	$43	$25

	December 31,
	2016	2015
Long-term notes receivable (payable) – related companies:
Sunoco LP	$87	$(233)
Phillips 66	(250)	—
Net long-term notes receivable (payable) – related companies	$(163)	$(233)

15.	REPORTABLE SEGMENTS:
Our financial statements currently reflect the following reportable segments, which conduct their business in the United States, as follows:
•intrastate transportation and storage;
•interstate transportation and storage;
•midstream;
•liquids transportation and services;
•investment in Sunoco Logistics; and
•all other.
The Partnership previously presented its retail marketing business as a separate reportable segment. Due to the transfer of the general partner interest of Sunoco LP from ETP to ETE in 2015 and completion of the dropdown of remaining Retail Marketing interests from ETP to Sunoco LP in March 2016, all of the Partnership’s retail marketing business has been deconsolidated. The only remaining retail marketing assets are the limited partner units of Sunoco LP. As of December 31, 2016, the Partnership’s interest in Sunoco LP common units consisted of 43.5 million units, representing 44.3% of Sunoco LP’s total outstanding common units. This equity method investment in Sunoco LP has now been aggregated into the all other segment. Consequently, the retail marketing business that was previously consolidated has also been aggregated in the all other segment for all periods presented.
Intersegment and intrasegment transactions are generally based on transactions made at market-related rates. Consolidated revenues and expenses reflect the elimination of all material intercompany transactions.
Revenues from our intrastate transportation and storage segment are primarily reflected in natural gas sales and gathering, transportation and other fees. Revenues from our interstate transportation and storage segment are primarily reflected in gathering, transportation and other fees. Revenues from our midstream segment are primarily reflected in natural gas sales, NGL sales and gathering, transportation and other fees. Revenues from our liquids transportation and services segment are primarily reflected in NGL sales and gathering, transportation and other fees. Revenues from our investment in Sunoco Logistics segment are primarily reflected in crude sales. Revenues from our all other segment are primarily reflected in refined product sales.
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

The following tables present financial information by segment:

	Years Ended December 31,
	2016	2015	2014
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$2,155	$1,912	$2,645
Intersegment revenues	458	338	212
	2,613	2,250	2,857
Interstate transportation and storage:
Revenues from external customers	946	1,008	1,057
Intersegment revenues	23	17	15
	969	1,025	1,072
Midstream:
Revenues from external customers	2,342	2,607	4,770
Intersegment revenues	2,837	2,449	2,053
	5,179	5,056	6,823
Liquids transportation and services:
Revenues from external customers	4,498	3,247	3,730
Intersegment revenues	299	249	181
	4,797	3,496	3,911
Investment in Sunoco Logistics:
Revenues from external customers	9,015	10,302	17,920
Intersegment revenues	136	184	168
	9,151	10,486	18,088
All other:
Revenues from external customers	2,871	15,216	25,353
Intersegment revenues	400	558	465
	3,271	15,774	25,818
Eliminations	(4,153)	(3,795)	(3,094)
Total revenues	$21,827	$34,292	$55,475

	Years Ended December 31,
	2016	2015	2014
Cost of products sold:
Intrastate transportation and storage	$1,897	$1,554	$2,169
Midstream	3,381	3,264	4,893
Liquids transportation and services	3,673	2,597	3,166
Investment in Sunoco Logistics	7,658	9,307	17,135
All other	2,942	14,029	24,129
Eliminations	(4,157)	(3,722)	(3,078)
Total cost of products sold	$15,394	$27,029	$48,414

	Years Ended December 31,
	2016	2015	2014
Depreciation, depletion and amortization:
Intrastate transportation and storage	$144	$129	$125
Interstate transportation and storage	207	210	203
Midstream	844	720	569
Liquids transportation and services	156	126	113
Investment in Sunoco Logistics	446	382	296
All other	189	362	363
Total depreciation, depletion and amortization	$1,986	$1,929	$1,669

	Years Ended December 31,
	2016	2015	2014
Equity in earnings (losses) of unconsolidated affiliates:
Intrastate transportation and storage	$35	$32	$27
Interstate transportation and storage	193	197	196
Midstream	19	(19)	10
Liquids transportation and services	3	(2)	(3)
Investment in Sunoco Logistics	34	21	23
All other	(225)	240	79
Total equity in earnings of unconsolidated affiliates	$59	$469	$332

	Years Ended December 31,
	2016	2015	2014
Segment Adjusted EBITDA:
Intrastate transportation and storage	$613	$543	$559
Interstate transportation and storage	1,117	1,155	1,212
Midstream	1,133	1,237	1,318
Liquids transportation and services	968	744	591
Investment in Sunoco Logistics	1,233	1,153	971
All other	541	882	1,059
Total Segment Adjusted EBITDA	5,605	5,714	5,710
Depreciation, depletion and amortization	(1,986)	(1,929)	(1,669)
Interest expense, net	(1,317)	(1,291)	(1,165)
Gains on acquisitions	83	—	—
Gain on sale of AmeriGas common units	—	—	177
Impairment losses	(813)	(339)	(370)
Losses on interest rate derivatives	(12)	(18)	(157)
Non-cash unit-based compensation expense	(80)	(79)	(68)
Unrealized gains (losses) on commodity risk management activities	(131)	(65)	112
Inventory valuation adjustments	170	(104)	(473)
Losses on extinguishments of debt	—	(43)	(25)
Adjusted EBITDA related to discontinued operations	—	—	(27)
Adjusted EBITDA related to unconsolidated affiliates	(946)	(937)	(748)
Equity in earnings from unconsolidated affiliates	59	469	332
Impairment of investment in an unconsolidated affiliate	(308)	—	—
Other, net	114	20	(36)
Income from continuing operations before income tax expense (benefit)	$438	$1,398	$1,593

	December 31,
	2016	2015	2014
Assets:
Intrastate transportation and storage	$5,164	$4,882	$4,983
Interstate transportation and storage	10,833	11,345	10,779
Midstream	18,011	17,111	15,562
Liquids transportation and services	11,296	7,235	4,568
Investment in Sunoco Logistics	18,819	15,423	13,619
All other	6,068	9,177	13,007
Total assets	$70,191	$65,173	$62,518

	Years Ended December 31,
	2016	2015	2014
Additions to property, plant and equipment excluding acquisitions, net of contributions in aid of construction costs (accrual basis):
Intrastate transportation and storage	$76	$105	$169
Interstate transportation and storage	280	860	411
Midstream	1,255	2,172	1,298
Liquids transportation and services	2,316	2,109	427
Investment in Sunoco Logistics	1,739	2,126	2,510
All other	144	795	679
Total additions to property, plant and equipment excluding acquisitions, net of contributions in aid of construction costs (accrual basis)	$5,810	$8,167	$5,494

	December 31,
	2016	2015	2014
Advances to and investments in unconsolidated affiliates:
Intrastate transportation and storage	$387	$406	$423
Interstate transportation and storage	2,149	2,516	2,649
Midstream	111	117	138
Liquids transportation and services	29	32	31
Investment in Sunoco Logistics	224	247	226
All other	1,380	1,685	293
Total advances to and investments in unconsolidated affiliates	$4,280	$5,003	$3,760

16.	QUARTERLY FINANCIAL DATA (UNAUDITED):
Summarized unaudited quarterly financial data is presented below. The sum of net income per Limited Partner unit by quarter does not equal the net income per limited partner unit for the year due to the computation of income allocation between the General Partner and Limited Partners and variations in the weighted average units outstanding used in computing such amounts.

	Quarters Ended
	March 31	June 30	September 30	December 31	Total Year
2016:
Revenues	$4,481	$5,289	$5,531	$6,526	$21,827
Operating income (loss)	614	715	638	(165)	1,802
Net income (loss)	376	472	138	(362)	624
Common Unitholders’ interest in net income (loss)	(67)	60	(241)	(762)	(1,010)
Basic net income (loss) per Common Unit	$(0.15)	$0.10	$(0.49)	$(1.47)	$(2.06)
Diluted net income (loss) per Common Unit	$(0.15)	$0.10	$(0.49)	$(1.47)	$(2.06)

	Quarters Ended
	March 31	June 30	September 30	December 31	Total Year
2015:
Revenues	$10,326	$11,540	$6,601	$5,825	$34,292
Operating income	608	888	576	187	2,259
Net income	268	839	393	21	1,521
Common Unitholders’ interest in net income (loss)	(48)	298	59	(327)	(18)
Basic net income (loss) per Common Unit	$(0.17)	$0.67	$0.11	$(0.68)	$(0.09)
Diluted net income (loss) per Common Unit	$(0.17)	$0.67	$0.10	$(0.68)	$(0.10)
The three months ended December 31, 2016 and 2015 reflected the unfavorable impacts of $27 million and $120 million, respectively, related to non-cash inventory valuation adjustments primarily in our investment in Sunoco Logistics and all other segments. The three months ended December 31, 2016 and 2015 reflected the recognition of impairment losses of $813 million and $339 million, respectively. Impairment losses in 2016 were primarily related to our PEPL reporting unit, Sea Robin reporting unit and midstream midcontinent operations. In 2015, impairment losses were primarily related to Lone Star Refinery Services operations and our Transwestern pipeline. The three months ended September 30, 2016 reflected the recognition of a non-cash impairment of our investment in MEP of $308 million in our interstate transportation and storage segment.
For certain periods reflected above, distributions paid for the period exceeded net income attributable to partners. Accordingly, the distributions paid to the General Partner, including incentive distributions, further exceeded net income, and as a result, a net loss was allocated to the Limited Partners for the period.