Form 10-Q
period 2017-03-31
Energy Transfer, LP
filed 2017-05-04
CIK 1012569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-11727
ENERGY TRANSFER, LP
(Exact name of registrant as specified in its charter)

Delaware	73-1493906
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8111 Westchester Drive, Suite 600, Dallas, Texas 75225
(Address of principal executive offices) (zip code)
(214) 981-0700
(Registrant’s telephone number, including area code)
Energy Transfer Partners, L.P.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

FORM 10-Q
ENERGY TRANSFER, LP AND SUBSIDIARIES

i

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Energy Transfer, LP (the “Partnership,” or “ETP”) in periodic press releases and some oral statements of the Partnership’s officials during presentations about the Partnership, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “expect,” “continue,” “estimate,” “goal,” “forecast,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Partnership and its general partner believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations, or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Partnership’s actual results may vary materially from those anticipated, projected or expected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I – Item 1A. Risk Factors” in the Partnership’s Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on February 24, 2017.
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

Citrus	Citrus, LLC

CrossCountry	CrossCountry Energy, LLC

EPA	Environmental Protection Agency

ETC FEP	ETC Fayetteville Express Pipeline, LLC

ETC MEP	ETC Midcontinent Express Pipeline, L.L.C.

ETC OLP	La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company

ETC Tiger	ETC Tiger Pipeline, LLC

ETE	Energy Transfer Equity, L.P., a publicly traded partnership and the owner of ETP LLC for the periods presented herein

ET Interstate	Energy Transfer Interstate Holdings, LLC

ET Rover	ET Rover Pipeline LLC

ETP Credit Facility	ETP’s $3.75 billion revolving credit facility

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETP for the periods presented herein

ETP Holdco	ETP Holdco Corporation

ETP LLC	Energy Transfer Partners, L.L.C., the general partner of ETP GP for the periods presented herein

Exchange Act	Securities Exchange Act of 1934

FEP	Fayetteville Express Pipeline LLC

ii

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC

GAAP	accounting principles generally accepted in the United States of America

HPC	RIGS Haynesville Partnership Co. and its wholly-owned subsidiary, Regency Intrastate Gas LP

IDRs	incentive distribution rights

Lake Charles LNG	Lake Charles LNG Company, LLC (previously named Trunkline LNG Company, LLC), a subsidiary of ETE

LIBOR	London Interbank Offered Rate

LNG	liquefied natural gas

Lone Star	Lone Star NGL LLC

MEP	Midcontinent Express Pipeline LLC

MMBtu	million British thermal units

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OSHA	federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP and its subsidiaries

PCBs	polychlorinated biphenyls

PennTex	PennTex Midstream Partners, LP

PES	Philadelphia Energy Solutions, a refining joint venture

Preferred Units	ETP Series A cumulative convertible preferred units

Regency	Regency Energy Partners LP

Retail Holdings	ETP Retail Holdings, LLC, a joint venture between subsidiaries of ETC OLP and Sunoco, Inc.

Sea Robin	Sea Robin Pipeline Company, LLC, a subsidiary of Panhandle

SEC	Securities and Exchange Commission

Sunoco Logistics	Sunoco Logistics Partners L.P.

Sunoco LP	Sunoco LP (previously named Susser Petroleum Partners, LP)

Transwestern	Transwestern Pipeline Company, LLC

Trunkline	Trunkline Gas Company, LLC, a subsidiary of Panhandle
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

iii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$291	$360
Accounts receivable, net	3,025	3,002
Accounts receivable from related companies	289	209
Inventories	1,546	1,712
Derivative assets	7	20
Other current assets	347	426
Total current assets	5,505	5,729

Property, plant and equipment	60,292	58,220
Accumulated depreciation and depletion	(7,760)	(7,303)
	52,532	50,917

Advances to and investments in unconsolidated affiliates	4,294	4,280
Other non-current assets, net	685	672
Intangible assets, net	5,506	4,696
Goodwill	3,915	3,897
Total assets	$72,437	$70,191

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	March 31, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,936	$2,900
Accounts payable to related companies	188	43
Derivative liabilities	124	166
Accrued and other current liabilities	1,841	1,905
Current maturities of long-term debt	387	1,189
Total current liabilities	5,476	6,203

Long-term debt, less current maturities	31,648	31,741
Long-term notes payable – related company	—	250
Non-current derivative liabilities	72	76
Deferred income taxes	4,432	4,394
Other non-current liabilities	1,053	952

Commitments and contingencies
Series A Preferred Units	—	33
Redeemable noncontrolling interests	15	15

Equity:
General Partner	193	206
Limited Partners:
Common Unitholders	16,422	14,946
Class H Unitholder	3,483	3,480
Class I Unitholder	—	2
Accumulated other comprehensive income	8	8
Total partners’ capital	20,106	18,642
Noncontrolling interest	9,635	7,885
Total equity	29,741	26,527
Total liabilities and equity	$72,437	$70,191

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions, except per unit data)
(unaudited)

	Three Months Ended March 31,
	2017	2016
REVENUES:
Natural gas sales	$1,012	$838
NGL sales	1,547	940
Crude sales	2,347	1,210
Gathering, transportation and other fees	1,024	960
Refined product sales	471	245
Other	494	288
Total revenues	6,895	4,481
COSTS AND EXPENSES:
Cost of products sold	5,192	2,968
Operating expenses	379	348
Depreciation, depletion and amortization	560	470
Selling, general and administrative	110	81
Total costs and expenses	6,241	3,867
OPERATING INCOME	654	614
OTHER INCOME (EXPENSE):
Interest expense, net	(339)	(319)
Equity in earnings of unconsolidated affiliates	73	76
Gains (losses) on interest rate derivatives	5	(70)
Other, net	26	17
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	419	318
Income tax expense (benefit)	55	(58)
NET INCOME	364	376
Less: Net income attributable to noncontrolling interest	40	65
NET INCOME ATTRIBUTABLE TO PARTNERS	324	311
General Partner’s interest in net income	206	297
Class H Unitholder’s interest in net income	98	79
Class I Unitholder’s interest in net income	—	2
Common Unitholders’ interest in net income (loss)	$20	$(67)
NET INCOME (LOSS) PER COMMON UNIT:
Basic	$0.02	$(0.15)
Diluted	$0.02	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$364	$376
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	2	2
Actuarial loss relating to pension and other postretirement benefit plans	(2)	(9)
Foreign currency translation adjustments	—	(1)
Change in other comprehensive income from unconsolidated affiliates	—	(6)
	—	(14)
Comprehensive income	364	362
Less: Comprehensive income attributable to noncontrolling interest	40	65
Comprehensive income attributable to partners	$324	$297

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2017
(Dollars in millions)
(unaudited)

		Limited Partners
	General Partner	Common Units	Class H Units	Class I Units	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance, December 31, 2016	$206	$14,946	$3,480	$2	$8	$7,885	$26,527
Distributions to partners	(219)	(580)	(95)	(2)	—	—	(896)
Distributions to noncontrolling interest	—	—	—	—	—	(148)	(148)
Units issued for cash	—	826	—	—	—	—	826
Capital contributions from noncontrolling interest	—	—	—	—	—	1,094	1,094
Sale of Bakken Pipeline interest	—	1,260	—	—	—	740	2,000
Other, net	—	(50)	—	—	—	24	(26)
Net income	206	20	98	—	—	40	364
Balance, March 31, 2017	$193	$16,422	$3,483	$—	$8	$9,635	$29,741

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$364	$376
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	560	470
Deferred income taxes	54	(57)
Amortization included in interest expense	(1)	(7)
Inventory valuation adjustments	(2)	26
Unit-based compensation expense	23	19
Distributions on unvested awards	(8)	(7)
Equity in earnings of unconsolidated affiliates	(73)	(76)
Distributions from unconsolidated affiliates	82	84
Other non-cash	(52)	(12)
Net change in operating assets and liabilities, net of effects of acquisition	(15)	144
Net cash provided by operating activities	932	960
INVESTING ACTIVITIES
Proceeds from Bakken Pipeline Transaction	2,000	—
Proceeds from the Sunoco, Inc. retail business to Sunoco LP transaction	—	2,200
Cash paid for all other acquisitions	(318)	—
Capital expenditures, excluding allowance for equity funds used during construction	(1,384)	(1,819)
Contributions in aid of construction costs	6	10
Contributions to unconsolidated affiliates	(111)	(31)
Distributions from unconsolidated affiliates in excess of cumulative earnings	90	51
Proceeds from the sale of assets	—	8
Change in restricted cash	—	(1)
Other	(3)	(3)
Net cash provided by investing activities	280	415
FINANCING ACTIVITIES
Proceeds from borrowings	6,366	2,938
Repayments of long-term debt	(7,216)	(3,914)
Cash paid on affiliate notes	(250)	(10)
Units issued for cash	826	363
Subsidiary units issued for cash	—	301
Capital contributions from noncontrolling interest	106	132
Distributions to partners	(896)	(897)
Distributions to noncontrolling interest	(148)	(100)
Redemption of Series A Preferred Units	(53)	—
Debt issuance costs	(19)	—
Other	3	—
Net cash used in financing activities	(1,281)	(1,187)
Increase (decrease) in cash and cash equivalents	(69)	188
Cash and cash equivalents, beginning of period	360	527
Cash and cash equivalents, end of period	$291	$715

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar and unit amounts, except per unit data, are in millions)
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION
Organization
Energy Transfer, LP is a wholly-owned subsidiary of Energy Transfer Partners, L.P. Energy Transfer, LP and its subsidiaries are collectively referred to herein as the “Partnership,” “we,” “us,” “our” or “ETP.”
In April 2017, ETP merged with a subsidiary of Sunoco Logistics Partners L.P., at which time ETP changed its name from “Energy Transfer Partners, L.P.” to “Energy Transfer, LP” and Sunoco Logistics Partners L.P. changed its name to “Energy Transfer Partners, L.P.” Additional information related to the merger is included in Note 2 below. For purposes of maintaining clarity, the following references are used herein:

•	References to “ETP” refer to the entity named Energy Transfer Partners, L.P. prior to the close of the merger and Energy Transfer, LP subsequent to the close of the merger;

•	References to “Sunoco Logistics” refer to the entity named Sunoco Logistics Partners L.P. prior to the close of the merger; and

•	References to “Post-Merger ETP” refer to the consolidated entity named Energy Transfer Partners, L.P. subsequent to the close of the merger.
The consolidated financial statements of the Partnership presented herein include our operating subsidiaries (collectively, the “Operating Companies”), through which our activities are primarily conducted, as follows:

•
ETC OLP, a Texas limited partnership and Regency, a Delaware limited partnership, primarily engaged in midstream and intrastate transportation and storage natural gas operations. ETC OLP and Regency own and operate, through their wholly and majority-owned subsidiaries, natural gas gathering systems, intrastate natural gas pipeline systems and gas processing plants and is engaged in the business of purchasing, gathering, transporting, processing, and marketing natural gas and NGLs in the states of Texas, Louisiana, New Mexico, West Virginia, Denver and Ohio.

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

•	ETC FEP, a Delaware limited liability company that directly owns a 50% interest in FEP, which owns 100% of the Fayetteville Express interstate natural gas pipeline.

•	ETC Tiger, a Delaware limited liability company engaged in interstate transportation of natural gas.

•	CrossCountry, a Delaware limited liability company that indirectly owns a 50% interest in Citrus, which owns 100% of the FGT interstate natural gas pipeline.

•	ETC MEP, a Delaware limited liability company that directly owns a 50% interest in MEP.

•	ET Rover, a Delaware limited liability company.

•	ETC Compression, LLC, a Delaware limited liability company engaged in natural gas compression services and related equipment sales.

•
ETP Holdco, a Delaware limited liability company that indirectly owns Panhandle and Sunoco, Inc. Panhandle owns and operates assets in the regulated and unregulated natural gas industry and is primarily engaged in the transportation and storage of natural gas in the United States. Sunoco, Inc. owned and operated retail marketing assets, which were contributed to Sunoco LP in March 2016. Subsequent to this transaction, Sunoco Inc.’s assets primarily consist of its ownership in Retail Holdings, which owns noncontrolling interests in Sunoco LP and PES.

•
Sunoco Logistics, a publicly traded Delaware limited partnership that owns and operates a logistics business, consisting of a geographically diverse portfolio of complementary pipeline, terminalling, and acquisition and marketing assets which are used to facilitate the purchase and sale of crude oil, NGLs and refined products.

•	PennTex, a publicly traded Delaware limited partnership that provides natural gas gathering and processing and residue gas and natural gas liquids transportation services to producers.

•
Effective July 1, 2015, ETE acquired 100% of the membership interests of Sunoco GP LLC, the general partner of Sunoco LP, and all of the IDRs of Sunoco LP from ETP, and in exchange, ETE transferred to ETP 21 million ETP common units. These operations were reported within the retail marketing segment. In connection with this transaction, the Partnership deconsolidated Sunoco LP, and its remaining investment in Sunoco LP is accounted for under the equity method. Additionally, in March 2016, ETP contributed to Sunoco LP its remaining 68.42% interest in Sunoco, LLC and 100% interest in the legacy Sunoco, Inc. retail business effective January 1, 2016.

Our financial statements reflect the following reportable business segments:
•intrastate transportation and storage;
•interstate transportation and storage;
•midstream;
•liquids transportation and services;
•investment in Sunoco Logistics; and
•all other.
Basis of Presentation
The unaudited financial information included in this Form 10-Q has been prepared on the same basis as the audited consolidated financial statements included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of the Partnership’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC.
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

2.	ACQUISITIONS AND CONTRIBUTION TRANSACTIONS
ETP and Sunoco Logistics Merger
In April 2017, ETP and Sunoco Logistics completed the previously announced merger transaction in which Sunoco Logistics acquired ETP in a unit-for-unit transaction. Under the terms of the transaction, ETP unitholders received 1.5 common units of Sunoco Logistics for each common unit of ETP they owned. Under the terms of the merger agreement, Sunoco Logistics’ general partner was merged with and into ETP GP, with ETP GP surviving as an indirect wholly-owned subsidiary of ETE. Based on the ETP units outstanding at the closing of the merger, Sunoco Logistics issued approximately 845 million Sunoco Logistics common units to ETP unitholders. In connection with the merger, the ETP Class H units were cancelled. The outstanding ETP Class E units, Class G units, Class I units and Class K units at the effective time of the merger were converted into an equal number of newly created classes of Sunoco Logistics units, with the same rights, preferences, privileges, duties and obligations as such classes of ETP units had immediately prior to the closing of the merger. Additionally, the outstanding Sunoco Logistics common units and Sunoco Logistics Class B units owned by ETP at the effective time of the merger were cancelled.

Sunoco Logistics’ Permian Express Partners
In February 2017, Sunoco Logistics formed Permian Express Partners LLC ("PEP"), a strategic joint venture, with ExxonMobil Corp. Sunoco Logistics contributed its Permian Express 1, Permian Express 2 and Permian Longview and Louisiana Access pipelines. ExxonMobil Corp. contributed its Longview to Louisiana and Pegasus pipelines; Hawkins gathering system; an idle pipeline in southern Oklahoma; and its Patoka, Illinois terminal. Sunoco Logistics’ ownership percentage is approximately 85%. Upon commencement of operations on the Bakken Pipeline, Sunoco Logistics will contribute its investment in the project, with a corresponding increase in its ownership percentage in PEP. Sunoco Logistics maintains a controlling financial and voting interest in PEP and is the operator of all of the assets. As such, PEP is reflected as a consolidated subsidiary of Sunoco Logistics and accordingly is reflected as a consolidated subsidiary of the Partnership. ExxonMobil Corp.’s interest is reflected as noncontrolling interest in the consolidated balance sheets. Sunoco Logistics' intangible assets increased by $547 million attributable to customer relationships that were recorded in connection with the formation of PEP.
Bakken Equity Sale
In February 2017, Bakken Holdings Company LLC, an entity in which ETP indirectly owns a 60% membership interest and Sunoco Logistics indirectly owns a 40% membership interest, sold a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by Marathon Petroleum Corporation and Enbridge Energy Partners, L.P. for $2.00 billion in cash. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access, LLC (“Dakota Access”) and Energy Transfer Crude Oil Company, LLC (“ETCO”). The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. ETP continues to consolidate Dakota Access and ETCO subsequent to this transaction. Upon closing, ETP and Sunoco Logistics collectively own a 38.25% interest in the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the "Bakken Pipeline"), and MarEn Bakken Company owns 36.75% and Phillips 66 owns 25.00% in the Bakken Pipeline.

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
The net change in operating assets and liabilities (net of effects of acquisitions and deconsolidations) included in cash flows from operating activities is comprised as follows:

	Three Months Ended March 31,
	2017	2016
Accounts receivable	$(23)	$(9)
Accounts receivable from related companies	(44)	90
Inventories	168	(11)
Other current assets	43	(99)
Other non-current assets, net	(18)	11
Accounts payable	(88)	51
Accounts payable to related companies	120	(2)
Accrued and other current liabilities	(139)	4
Other non-current liabilities	(2)	21
Derivative assets and liabilities, net	(32)	88
Net change in operating assets and liabilities, net of effects of acquisition	$(15)	$144

Non-cash investing and financing activities are as follows:

	Three Months Ended March 31,
	2017	2016
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$832	$826
Sunoco LP limited partner interest received in exchange for contribution of the Sunoco, Inc. retail business to Sunoco LP	—	194
Net gains from subsidiary common unit issuances	—	5
NON-CASH FINANCING ACTIVITIES:
Contribution of property, plant and equipment from noncontrolling interest	$988	$—

4.	INVENTORIES
Inventories consisted of the following:

	March 31, 2017	December 31, 2016
Natural gas and NGLs	$474	$699
Crude oil	784	683
Refined products	86	113
Spare parts and other	202	217
Total inventories	$1,546	$1,712
We utilize commodity derivatives to manage price volatility associated with our natural gas inventory. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.

5.	FAIR VALUE MEASURES
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of March 31, 2017 was $33.09 billion and $32.04 billion, respectively. As of December 31, 2016, the aggregate fair value and carrying amount of our consolidated debt obligations was $33.85 billion and $32.93 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
We have commodity derivatives, interest rate derivatives and embedded derivatives in the Preferred Units that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. Derivatives related to the embedded derivatives in our preferred units at December 31, 2016 were valued using a binomial lattice model. The market inputs utilized in the model included credit spread, probabilities of the occurrence of certain events, common unit price, dividend yield, and expected value, and are considered Level 3. During the three months ended March 31, 2017, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 based on inputs used to derive their fair values:

		Fair Value Measurements at March 31, 2017
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$7	$7	$—	$—
Fixed Swaps/Futures	30	30	—	—
Forward Physical Swaps	4	—	4	—
Power:
Futures	7	—	7	—
Options – Calls	1	1	—	—
Natural Gas Liquids – Forwards/Swaps	91	91	—	—
Crude – Futures	12	12	—	—
Total commodity derivatives	152	141	11	—
Total assets	$152	$141	$11	$—
Liabilities:
Interest rate derivatives	$(188)	$—	$(188)	$—
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(10)	(10)	—	—
Swing Swaps IFERC	(1)	—	(1)	—
Fixed Swaps/Futures	(42)	(42)	—	—
Power:
Forwards	(8)	—	(8)	—
Natural Gas Liquids – Forwards/Swaps	(88)	(88)	—	—
Refined Products – Futures	(3)	(3)	—	—
Crude – Futures	(9)	(9)	—	—
Total commodity derivatives	(161)	(152)	(9)	—
Total liabilities	$(349)	$(152)	$(197)	$—

		Fair Value Measurements at December 31, 2016
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$14	$14	$—	$—
Swing Swaps IFERC	2	—	2	—
Fixed Swaps/Futures	96	96	—	—
Forward Physical Swaps	1	—	1	—
Power:
Forwards	4	—	4	—
Futures	1	1	—	—
Options – Calls	1	1	—	—
Natural Gas Liquids – Forwards/Swaps	233	233	—	—
Refined Products – Futures	1	1	—	—
Crude – Futures	9	9	—	—
Total commodity derivatives	362	355	7	—
Total assets	$362	$355	$7	$—
Liabilities:
Interest rate derivatives	$(193)	$—	$(193)	$—
Embedded derivatives in the ETP Preferred Units	(1)	—	—	(1)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(11)	(11)	—	—
Swing Swaps IFERC	(3)	—	(3)	—
Fixed Swaps/Futures	(149)	(149)	—	—
Power:
Forwards	(5)	—	(5)	—
Futures	(1)	(1)	—	—
Natural Gas Liquids – Forwards/Swaps	(273)	(273)	—	—
Refined Products – Futures	(17)	(17)	—	—
Crude – Futures	(13)	(13)	—	—
Total commodity derivatives	(472)	(464)	(8)	—
Total liabilities	$(666)	$(464)	$(201)	$(1)

6.	NET INCOME (LOSS) PER LIMITED PARTNER UNIT
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
A reconciliation of net income and weighted average units used in computing basic and diluted net income (loss) per unit is as follows:

	Three Months Ended March 31,
	2017	2016
Net income	$364	$376
Less: Income attributable to noncontrolling interest	40	65
Net income, net of noncontrolling interest	324	311
General Partner’s interest in net income	206	297
Class H Unitholder’s interest in net income	98	79
Class I Unitholder’s interest in net income	—	2
Common Unitholders’ interest in net income (loss)	20	(67)
Additional earnings allocated to General Partner	(3)	(3)
Distributions on employee unit awards, net of allocation to General Partner	(7)	(5)
Net income (loss) available to Common Unitholders	$10	$(75)
Weighted average Common Units – basic (1)	548.2	490.2
Basic net income (loss) per Common Unit	$0.02	$(0.15)

Diluted net income (loss) available to Common Unitholders	$10	$(75)
Weighted average Common Units – basic (1)	548.2	490.2
Dilutive effect of unvested employee unit awards	1.4	—
Weighted average Common Units – diluted (1)	549.6	490.2
Diluted net income (loss) per Common Unit	$0.02	$(0.15)
(1)    Excludes Common Units owned by the Partnership’s consolidated subsidiaries.
For certain periods reflected above, distributions paid for the period exceeded net income attributable to partners. Accordingly, the distributions paid to the General Partner, including incentive distributions, further exceeded net income, and as a result, a net loss was allocated to the Limited Partners for the period.

7.	DEBT OBLIGATIONS
ETP as Co-Obligor of Sunoco, Inc. Debt
In connection with previous transactions, ETP became a co-obligor on Sunoco, Inc.’s existing senior notes and debentures. Obligations totaling $400 million matured and were repaid in January 2017 and the remaining balance was $65 million as of March 31, 2017.
ETP Senior Notes
In January 2017, ETP issued $600 million aggregate principal amount of 4.20% senior notes due April 2027 and $900 million aggregate principal amount of 5.30% senior notes due April 2047. ETP used the $1.48 billion net proceeds from the offering to refinance current maturities and to repay borrowings outstanding under the ETP Credit Facility.

Credit Facilities and Commercial Paper
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $3.75 billion and matures in November 2019. The indebtedness under the ETP Credit Facility is unsecured, is not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. In September 2016, the Partnership initiated a commercial paper program under the borrowing limits established by the $3.75 billion ETP Credit Facility. As of March 31, 2017, the ETP Credit Facility had $389 million of outstanding borrowings, all of which was commercial paper.
Sunoco Logistics Credit Facilities
Sunoco Logistics maintains a $2.50 billion unsecured revolving credit facility (the “Sunoco Logistics Credit Facility”), which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $3.25 billion under certain conditions. As of March 31, 2017, the Sunoco Logistics Credit Facility had $740 million of outstanding borrowings, which included $128 million of commercial paper.
In December 2016, Sunoco Logistics entered into an agreement for a 364-day maturity credit facility ("364-Day Credit Facility"), due to mature in December 2017, with a total lending capacity of $1.00 billion, including a $630 million term loan. The terms of the 364-Day Credit Facility are similar to those of the $2.50 billion Sunoco Logistics Credit Facility, including limitations on the creation of indebtedness, liens and financial covenants. In connection with Sunoco Logistics’ merger with ETP, the 364-Day Credit Facility is expected to be terminated and repaid in the second quarter of 2017.
Bakken Credit Facility
In August 2016, ETP, Sunoco Logistics and Phillips 66 completed project-level financing of the Bakken Pipeline. The $2.50 billion credit facility is anticipated to provide substantially all of the remaining capital necessary to complete the projects. As of March 31, 2017, $2.50 billion was outstanding under this credit facility.
PennTex Revolving Credit Facility
PennTex maintains a $275 million revolving credit commitment (the “PennTex Revolving Credit Facility”) that is expandable up to $400 million under certain conditions and matures in December 2019. As of March 31, 2017, PennTex Revolving Credit Facility had $157 million of outstanding borrowings.
Compliance with Our Covenants
We were in compliance with all requirements, tests, limitations, and covenants related to our credit agreements as of March 31, 2017.

8.	SERIES A PREFERRED UNITS
In January 2017, ETP repurchased all of its 1.9 million outstanding Series A Preferred Units for cash in the aggregate amount of $53 million.

9.	EQUITY
ETP
The changes in outstanding common units during the three months ended March 31, 2017 were as follows:

Number of Units
Number of common units at December 31, 2016	529.9
Common units issued in connection with equity distribution agreements	5.4
Common units issued in connection with the distribution reinvestment plan	1.9
Common units issued to ETE in a private placement transaction	15.8
Number of common units at March 31, 2017	553.0
During the three months ended March 31, 2017, the Partnership received proceeds of $194 million, net of $2 million commissions, from the issuance of common units pursuant to an equity distribution agreement, which were used for general partnership purposes. In connection with the merger of ETP and Sunoco Logistics in April 2017, the equity distribution agreement was terminated.
During the three months ended March 31, 2017, distributions of $71 million were reinvested under the distribution reinvestment plan. In connection with the merger of ETP and Sunoco Logistics in April 2017, the distribution reinvestment plan was terminated.
Sunoco Logistics
There was no activity under the Sunoco Logistics equity distribution agreement for the three months ended March 31, 2017.
January 2017 Private Placement
In January 2017, the Partnership sold 15.8 million ETP Common Units to ETE in a private placement transaction for gross proceeds of approximately $568 million.
Bakken Equity Sale
As discussed in Note 2, in February 2017, Bakken Holdings Company LLC sold a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, for $2.00 billion in cash. ETP continues to consolidate Dakota Access and ETCO subsequent to this transaction. As a result of the sale, ETP recorded a deemed contribution of $1.26 billion during the three months ended March 31, 2017, representing the difference between proceeds from the sale and the proportionate share of the book value of the subsidiary, which was allocated to noncontrolling interest.
Quarterly Distributions of Available Cash
Following the merger of ETP and Sunoco Logistics in April 2017, we no longer have outstanding common units; therefore, we no longer declare quarterly distributions. The partnership agreement of Post-Merger ETP includes distribution provisions similar to those of ETP prior to the merger.
For the quarter ended December 31, 2016, ETP and Sunoco Logistics paid distributions on February 14, 2017 of $1.0550 and $0.52, respectively, per common unit. For the quarter ended March 31, 2017, Post-Merger ETP declared a distribution of $0.5350 per common unit, payable on May 15, 2017 to unitholders of record on May 10, 2017.
PennTex Quarterly Distributions of Available Cash
PennTex is required by its partnership agreement to distribute a minimum quarterly distribution of $0.2750 per unit at the end of each quarter. Following are distributions declared and/or paid by PennTex subsequent to December 31, 2016:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2016	February 7, 2017	February 14, 2017	$0.2950
March 31, 2017	May 5, 2017	May 12, 2017	0.2950
Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	March 31, 2017	December 31, 2016
Available-for-sale securities	$4	$2
Foreign currency translation adjustment	(5)	(5)
Actuarial gain related to pensions and other postretirement benefits	5	7
Investments in unconsolidated affiliates, net	4	4
Total AOCI, net of tax	$8	$8

10.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
Contingent Residual Support Agreement – AmeriGas
In connection with the closing of the contribution of its propane operations in January 2012, ETP agreed to provide contingent residual support of $1.55 billion of intercompany borrowings made by AmeriGas and certain of its affiliates with maturities through 2022 from a finance subsidiary of AmeriGas that have maturity dates and repayment terms that mirror those of an equal principal amount of senior notes issued by this finance company subsidiary to third-party purchases. In 2016, AmeriGas repurchased certain of its senior notes, which caused a reduction in the amount supported by ETP under the contingent residual support agreement. In February 2017, AmeriGas repurchased a portion of its 7.00% senior notes, which reduced the remaining amount supported by ETP to $102 million. In March 2017, AmeriGas issued a notice of redemption for the remaining outstanding 7.00% senior notes, which senior notes will be redeemed in May 2017.
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

	Three Months Ended March 31,
	2017	2016
Rental expense	$20	$18
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
Dakota Access Pipeline
During the summer of 2016, individuals affiliated with, or sympathetic to, the Standing Rock Sioux Tribe (the “SRST”) began gathering near a construction site on the Dakota Access pipeline project in North Dakota to protest the development of the pipeline project. Some of the protesters eventually trespassed on to the construction site, tampered with equipment, and disrupted construction activity at the site.  In response to the protests, Dakota Access filed a lawsuit in federal court in North Dakota to restrain protestors from disrupting construction and also requested a temporary restraining order (“TRO”) against the Chairman of the SRST and the protestors. The U.S. District Court granted and later dissolved a TRO enjoining protest activity. The protestors have moved to dismiss the lawsuit and Dakota Access has responded. The court’s decision is still pending.
In the meantime, on July 25, 2016, the U.S. Army Corps of Engineers (“USACE”) issued permits to Dakota Access consistent with environmental and historic preservation statutes for the pipeline to make two crossings of the Missouri River in North Dakota, including a crossing of the Missouri River at Lake Oahe. As explained below, after significant delay the USACE also issued easements to allow the pipeline to cross land owned by the USACE adjacent to the Missouri River in two locations. Also in July, the SRST filed a lawsuit in the U.S. District Court for the District of Columbia against the USACE challenging the legality of the permits issued for the construction of the Dakota Access pipeline across those waterways and claiming violations of the National Historic Preservation Act (“NHPA”). The SRST also sought a preliminary injunction to rescind the USACE permits while the case is pending. Dakota Access moved to intervene in the case and that motion was granted by the Court. The SRST soon added a request for an emergency TRO to stop construction on the pipeline project. On September 9, 2016, the Court denied SRST’s motion for a preliminary injunction, rendering the TRO request moot.
After the September 9 ruling, the Department of the Army, the Department of Justice, and the Department of the Interior released a joint statement stating that the USACE would not grant the easement for the land adjacent to Lake Oahe until the Army completed a review to determine whether it was necessary to reconsider the USACE’s decision under various federal statutes relevant to the pipeline approval. The SRST appealed the denial of the preliminary injunction to the U.S. Court of Appeals for the D.C. Circuit and filed an emergency motion in the U.S. District Court for an injunction pending the appeal District Court. The U.S. District Court denied the emergency motion for an injunction pending the appeal. The D.C. Circuit then denied the SRST’s application for an injunction pending appeal and later dismissed SRST’s appeal of the order denying the preliminary injunction motion. The SRST filed an amended complaint and added claims based on treaties between the tribes and the United States and statues governing the use of government property.
In December 2016, the Department of the Army announced that, although its prior actions complied with the law, it intended to conduct further environmental review of the crossing at Lake Oahe. In February 2017, in response to a presidential memorandum, the Department of the Army decided that no further environmental review was necessary and delivered an easement to Dakota Access allowing the pipeline to cross Lake Oahe. Almost immediately, the Cheyenne River Sioux Tribe (“CRST”), which had intervened in the lawsuit in August 2016, moved for a preliminary injunction and TRO to block construction. These motions raised, for the first time, claims based on the religious rights of the tribe. The district court denied the TRO and preliminary injunction. The CRST appealed and requested an injunction pending appeal in both the district court and the D.C. Circuit. Both courts denied the CRST’s request for an injunction pending appeal. CRST has filed a motion with the D.C. Circuit for the purpose of voluntarily seeking dismissal of its appeal of its claims related to religious rights.
The SRST and the CRST have sought leave to amend their complaints to incorporate their religious freedom and other claims and have moved for summary judgment on their claims against the government based on treaty rights and the National Environmental Policy Act. Dakota Access has also moved for summary judgment with respect to these claims. The district court is still considering these motions. Briefing is ongoing.

In addition, the Oglala and Yankton Sioux tribes have filed related lawsuits in an effort to prevent construction of the Dakota Access pipeline project. These lawsuits have been consolidated into the action initiated by the SRST.
Construction of the pipeline is now complete. While we believe that the pending lawsuits are unlikely to block operation of the pipeline, we cannot assure this outcome. We cannot determine when or how these lawsuits will be resolved or the impact they may have on the Dakota Access project.
Mont Belvieu Incident
On June 26, 2016, a hydrocarbon storage well located on another operator’s facility adjacent to Lone Star NGL Mont Belvieu’s (Lone Star) facilities in Mont Belvieu, Texas experienced an over-pressurization resulting in a subsurface release. The subsurface release caused a fire at Lone Star’s South Terminal (CMB) and damage to Lone Star’s storage well operations at its South and North Terminals. Normal operations have resumed at the facilities with the exception of one of Lone Star’s storage wells. Lone Star is still quantifying the extent of its incurred and ongoing damages.
MTBE Litigation
Sunoco, Inc. and/or Sunoco, Inc. (R&M), along with other refiners, manufacturers and sellers of gasoline, are defendants in lawsuits alleging MTBE contamination of groundwater. The plaintiffs typically included are governmental authorities. The plaintiffs primarily assert product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws and deceptive business practices. The plaintiffs in all of the cases seek to recover compensatory damages, and in some cases also seek natural resource damages, injunctive relief, punitive damages and attorneys’ fees.
As of March 31, 2017, Sunoco, Inc. is a defendant in six cases, including cases initiated by the States of New Jersey, Vermont, Pennsylvania, Rhode Island, and two others by the Commonwealth of Puerto Rico with the more recent Puerto Rico action being a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. Four of these cases are venued in a multidistrict litigation proceeding in a New York federal court. The New Jersey, Puerto Rico, Vermont, and Pennsylvania plaintiffs assert natural resource damage claims.
Fact discovery has concluded with respect to an initial set of 9 sites each that will be the subject of the first trial phase in the New Jersey case and the initial Puerto Rico case. The initial set of 9 New Jersey trial sites are now pending before the United States District Judge for the District of New Jersey, the Hon. Freda L. Wolfson for the pre-trial and trial phases. Judge Wolfson then referred the case to United States Magistrate Judge for the District of New Jersey, the Hon. Lois H. Goodman. Judge Goodman conducted a status conference with all of the parties and inquired whether the parties will engage in a global mediation and instructed the parties to exchange possible mediator names. All parties agreed to participate in global settlement discussions in a global mediation forum before Hon. Garrett Brown (Ret.), a Judicial Arbitration Mediation Service mediator. The remaining portion of the New Jersey case remains in the multidistrict litigation. Sunoco, Inc. and Sunoco, Inc. (R&M) participated in mediation with Judge Brown on November 2 through November 3, 2016 and on November 30, 2016. In early 2017, Sunoco, Inc. and Sunoco, Inc. (R&M) and two other co-defendants reached a settlement in principle with the State of New Jersey, subject to the parties agreeing on the terms and conditions of a Settlement and Release agreement, among other things. It is reasonably possible that a loss may be realized in the remaining cases; however, we are unable to estimate the possible loss or range of loss in excess of amounts accrued. Management believes that an adverse determination with respect to one or more of the MTBE cases could have a significant impact on results of operations during the period in which any said adverse determination occurs, but does not believe that any such adverse determination would have a material adverse effect on the Partnership’s consolidated financial position.
Regency Merger Litigation
Following the January 26, 2015 announcement of the Regency Merger, purported Regency unitholders filed lawsuits in state and federal courts in Dallas and Delaware asserting claims relating to the Regency Merger. All Regency Merger-related lawsuits have been dismissed, although one lawsuit remains pending on appeal. On June 10, 2015, Adrian Dieckman (“Dieckman”), a purported Regency unitholder, filed a class action complaint on behalf of Regency’s common unitholders in the Court of Chancery of the State of Delaware. The lawsuit alleges that the Regency Merger breached the Regency partnership agreement because Regency’s conflicts committee was not properly formed, and the Regency Merger was not approved in good faith. Defendants filed a motion to dismiss, and on March 29, 2016, the Delaware court granted Defendants’ motion and dismissed the lawsuit. On April 26, 2016, Dieckman filed his Notice of Appeal to the Supreme Court of Delaware. This appeal is styled Adrian Dieckman v. Regency GP LP, et al., No. 208, 2016, in the Supreme Court of the State of Delaware. Dieckman filed his Opening Brief on June 9, 2016, and Defendants’ filed their Answering Brief on July 29, 2016. On August 31, 2016, Dieckman filed his Reply Brief. Oral argument was held on November 16, 2016 before the Delaware Supreme Court. On January 20, 2017, The Delaware Supreme Court issued an order reversing the judgment of the Court of Chancery that dismissed Counts I and II of Dieckman’s Complaint. On February 21, 2017, Regency and the other Defendants filed their respective Motions to Dismiss the Chancery Court matter.
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
Sunoco Logistics Merger Litigation
Between January 6, 2017 and February 8, 2017, seven purported ETP common unitholders (“Plaintiffs”) separately filed seven putative unitholder class action lawsuits challenging the merger and the disclosures made in connection with the merger. Since then, two of the Plaintiffs have non-suited their claims. The lawsuits remaining are styled (a) Shure v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00044-UNA, in the United States District Court for the District of Delaware (the “Shure Lawsuit”); (b) Verlin v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00045-UNA, in the United States District Court for the District of Delaware (the “Verlin Lawsuit”); (c) Duany v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00058-UNA, in the United States District Court for the District of Delaware (the “Duany Lawsuit”); (d) Epstein v. Energy Transfer Partners, L.P. et. al., Case No, 1:17-cv-00069, in the United States District Court for the District of Delaware (the “Epstein Lawsuit”) and (e) Sgnilek v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00141, in the United States District Court for the District of Delaware (the “Sgnilek Lawsuit” and collectively with the Shure Lawsuit, Verlin Lawsuit, Duany Lawsuit, and Epstein Lawsuit, the “Lawsuits”). The Duany Lawsuit and Epstein Lawsuit are filed against ETP, ETP GP, ETP GP, LLC, ETE, and the members of the ETP Board. The Shure Lawsuit and Verlin Lawsuit are filed against ETP, ETP GP, the members of the ETP Board, ETE, Sunoco Logistics, and Sunoco Logistics GP. The Sgnilek Lawsuit is filed against ETP, ETP GP, ETP GP LLC, ETE, the members of the ETP Board, Sunoco Logistics and Sunoco Logistics GP (collectively “Defendants”).
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
Based on these allegations, Plaintiffs seek to enjoin Defendants from proceeding with or consummating the merger unless and until Defendants disclose the allegedly omitted information summarized above. The Sgnilek Lawsuit also seeks to enjoin Defendants from proceeding with or consummating the merger unless and until the ETP Board adopts and implements processes to obtain the best possible terms for ETP common unitholders. To the extent that the merger is consummated before injunctive relief is granted, Plaintiffs seek to have the merger rescinded. Plaintiffs also seek damages and reimbursement of attorneys’ fees.
Defendants’ dates to answer, move to dismiss, or otherwise respond to the Lawsuits have not yet been set. Defendants cannot predict the outcome of these or any other lawsuits that might be filed subsequent to the date of the filing of this quarterly report, nor can Defendants predict the amount of time and expense that will be required to resolve such litigation. Defendants believe the Lawsuits are without merit and intend to defend vigorously against the Lawsuits and any other actions challenging the merger.

Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency. As of March 31, 2017 and December 31, 2016, accruals of approximately $94 million and $77 million, respectively, were reflected on our consolidated balance sheets related to these contingent obligations. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.
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
No amounts have been recorded in our March 31, 2017 or December 31, 2016 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
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

•
Sunoco, Inc. is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of March 31, 2017, Sunoco, Inc. had been named as a PRP at approximately 50 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law.

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

	March 31, 2017	December 31, 2016
Current	$28	$26
Non-current	288	283
Total environmental liabilities	$316	$309
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
During the three months ended March 31, 2017 and 2016, Sunoco, Inc. recorded $2 million and $6 million, respectively, of expenditures related to environmental cleanup programs.
On December 2, 2010, Sunoco, Inc. entered an Asset Sale and Purchase Agreement to sell the Toledo Refinery to Toledo Refining Company LLC (“TRC”) wherein Sunoco, Inc. retained certain liabilities associated with the pre-Closing time period. On January 2, 2013, USEPA issued a Finding of Violation (“FOV”) to TRC and, on September 30, 2013, EPA issued a Notice of Violation (“NOV”)/ FOV to TRC alleging Clean Air Act violations. To date, EPA has not issued an FOV or NOV/FOV to Sunoco, Inc. directly but some of EPA’s claims relate to the time period that Sunoco, Inc. operated the refinery. Specifically, EPA has claimed that the refinery flares were not operated in a manner consistent with good air pollution control practice for minimizing emissions and/or in conformance with their design, and that Sunoco, Inc. submitted semi-annual compliance reports in 2010 and 2011 and EPA that failed to include all of the information required by the regulations. EPA has proposed penalties in excess of $200,000 to resolve the allegations and discussions continue between the parties. The timing or outcome of this matter cannot be reasonably determined at this time, however, we do not expect there to be a material impact to our results of operations, cash flows or financial position.
In September 2016, EPA issued an NOV related to well monitoring procedures at Sunoco Logistics’ Inkster terminal located near Detroit, Michigan. Penalties of approximately $0.1 million were assessed in connection with the NOV, which Sunoco Logistics paid in March 2017, to close out this matter.
In December 2016, Sunoco Logistics received multiple NOVs from the Delaware County Regional Water Quality Control Authority (“DELCORA”) in connection with a discharge at its Marcus Hook Industrial Complex (“MHIC”) in July 2016.  Sunoco Logistics also entered in a Consent Order and Agreement from the Pennsylvania Department of Environmental Protection (“PADEP”) related to its tank inspection plan at MHIC.  These actions propose penalties in excess of $0.1 million, and Sunoco Logistics is currently in discussions with the PADEP and DELCORA to resolve these matters. The timing or outcome of these matters cannot be reasonably determined at this time, however, Sunoco Logistics does not expect there to be a material impact to its results of operations, cash flows, or financial position.
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

The following table details our outstanding commodity-related derivatives:

	March 31, 2017		December 31, 2016
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	80,000	2017	(682,500)	2017
Basis Swaps IFERC/NYMEX(1)	8,372,500	2017	2,242,500	2017
Power (Megawatt):
Forwards	225,480	2017-2018	391,880	2017-2018
Futures	(58,000)	2017-2018	109,564	2017-2018
Options – Puts	67,200	2017	(50,400)	2017
Options – Calls	447,200	2017	186,400	2017
Crude (Bbls) – Futures	(1,418,000)	2017	(617,000)	2017
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(5,247,500)	2017-2018	10,750,000	2017-2018
Swing Swaps IFERC	(12,185,000)	2017	(5,662,500)	2017
Fixed Swaps/Futures	(51,102,500)	2017-2019	(52,652,500)	2017-2019
Forward Physical Contracts	16,763,209	2017	(22,492,489)	2017
Natural Gas Liquid (Bbls) – Forwards/Swaps	(1,827,400)	2017	(5,786,627)	2017
Refined Products (Bbls) – Futures	(1,217,000)	2017	(2,240,000)	2017
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(13,877,500)	2017	(36,370,000)	2017
Fixed Swaps/Futures	(13,877,500)	2017	(36,370,000)	2017
Hedged Item – Inventory	13,877,500	2017	36,370,000	2017

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		March 31, 2017	December 31, 2016
July 2017(2)	Forward-starting to pay a fixed rate of 3.90% and receive a floating rate	$500	$500
July 2018(2)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	200
July 2019(2)	Forward-starting to pay a fixed rate of 3.25% and receive a floating rate	200	200
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$—	$—	$(2)	$(4)
	—	—	(2)	(4)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	139	338	(145)	(416)
Commodity derivatives	13	24	(14)	(52)
Interest rate derivatives	—	—	(188)	(193)
Embedded derivatives in ETP Preferred Units	—	—	—	(1)
	152	362	(347)	(662)
Total derivatives	$152	$362	$(349)	$(666)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Derivatives without offsetting agreements	Derivative assets (liabilities)	$—	$—	$(188)	$(194)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	13	24	(14)	(52)
Broker cleared derivative contracts	Other current assets	139	338	(147)	(420)
Total gross derivatives		152	362	(349)	(666)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(6)	(4)	6	4
Payments on margin deposit	Other current assets	(133)	(338)	133	338
Total net derivatives		$13	$20	$(210)	$(324)
We disclose the non-exchange traded financial derivative instruments as price risk management assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Three Months Ended March 31,
		2017	2016
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$(4)	$(4)
Total		$(4)	$(4)

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
		2017	2016
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$11	$(9)
Commodity derivatives – Non-trading	Cost of products sold	(10)	5
Interest rate derivatives	Gains (losses) on interest rate derivatives	5	(70)
Embedded derivatives	Other, net	1	—
Total		$7	$(74)

12.	RELATED PARTY TRANSACTIONS
We previously had agreements with ETE to provide services on its behalf and on behalf of other subsidiaries of ETE, which included the reimbursement of various operating and general and administrative expenses incurred by us on behalf of ETE and its subsidiaries. These agreements have subsequently expired.
The Partnership also has related party transactions with several of its equity method investees. In addition to commercial transactions, these transactions include the provision of certain management services and leases of certain assets.
The following table summarizes the affiliate revenues on our consolidated statements of operations:

	Three Months Ended March 31,
	2017	2016
Affiliated revenues	$118	$74

The following table summarizes the related company balances on our consolidated balance sheets:

	March 31, 2017	December 31, 2016
Accounts receivable from related companies:
ETE	$3	$22
Sunoco LP	200	96
PES	8	6
FGT	17	15
Lake Charles LNG	3	4
Trans-Pecos Pipeline, LLC	1	1
Comanche Trail Pipeline, LLC	1	—
Other	56	65
Total accounts receivable from related companies:	$289	$209

Accounts payable to related companies:
Sunoco LP	$168	$20
FGT	—	1
Lake Charles LNG	3	3
Other	17	19
Total accounts payable to related companies:	$188	$43

	March 31, 2017	December 31, 2016
Long-term notes receivable (payable) – related companies:
Sunoco LP	$87	$87
Phillips 66	—	(250)
Net long-term notes receivable (payable) – related companies	$87	$(163)

13.	REPORTABLE SEGMENTS
Our financial statements currently reflect the following reportable segments, which conduct their business in the United States, as follows:
•intrastate transportation and storage;
•interstate transportation and storage;
•midstream;
•liquids transportation and services;
•investment in Sunoco Logistics; and
•all other.
The Partnership previously presented its retail marketing business as a separate reportable segment. Due to the transfer of the general partner interest of Sunoco LP from ETP to ETE in 2015 and completion of the dropdown of remaining Retail Marketing interests from ETP to Sunoco LP in March 2016, all of the Partnership’s retail marketing business has been deconsolidated. The only remaining retail marketing assets are the limited partner units of Sunoco LP. As of March 31, 2017, the Partnership’s interest in Sunoco LP common units consisted of 43.5 million units, representing 43.7% of Sunoco LP’s total outstanding common units. This equity method investment in Sunoco LP has now been aggregated into the all other segment. Consequently, the retail marketing business that was previously consolidated has also been aggregated in the all other segment for all periods presented.

Intersegment and intrasegment transactions are generally based on transactions made at market-related rates. Consolidated revenues and expenses reflect the elimination of all material intercompany transactions.
Revenues from our intrastate transportation and storage segment are primarily reflected in natural gas sales and gathering, transportation and other fees. Revenues from our interstate transportation and storage segment are primarily reflected in gathering, transportation and other fees. Revenues from our midstream segment are primarily reflected in natural gas sales, NGL sales and gathering, transportation and other fees. Revenues from our liquids transportation and services segment are primarily reflected in NGL sales and gathering, transportation and other fees. Revenues from our investment in Sunoco Logistics segment are primarily reflected in crude sales. Revenues from our all other segment are primarily reflected in other.
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
The following tables present financial information by segment:

	Three Months Ended March 31,
	2017	2016
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$768	$446
Intersegment revenues	48	112
	816	558
Interstate transportation and storage:
Revenues from external customers	231	254
Intersegment revenues	4	5
	235	259
Midstream:
Revenues from external customers	565	527
Intersegment revenues	1,072	565
	1,637	1,092
Liquids transportation and services:
Revenues from external customers	1,508	829
Intersegment revenues	114	90
	1,622	919
Investment in Sunoco Logistics:
Revenues from external customers	3,185	1,729
Intersegment revenues	34	48
	3,219	1,777
All other:
Revenues from external customers	638	696
Intersegment revenues	132	158
	770	854
Eliminations	(1,404)	(978)
Total revenues	$6,895	$4,481

	Three Months Ended March 31,
	2017	2016
Segment Adjusted EBITDA:
Intrastate transportation and storage	$169	$179
Interstate transportation and storage	265	292
Midstream	320	263
Liquids transportation and services	259	227
Investment in Sunoco Logistics	278	349
All other	123	102
Total	1,414	1,412
Depreciation, depletion and amortization	(560)	(470)
Interest expense, net	(339)	(319)
Gains (losses) on interest rate derivatives	5	(70)
Non-cash unit-based compensation expense	(23)	(19)
Unrealized gains (losses) on commodity risk management activities	64	(63)
Inventory valuation adjustments	2	(26)
Adjusted EBITDA related to unconsolidated affiliates	(239)	(219)
Equity in earnings of unconsolidated affiliates	73	76
Other, net	22	16
Income before income tax expense (benefit)	$419	$318

	March 31, 2017	December 31, 2016
Assets:
Intrastate transportation and storage	$4,801	$5,164
Interstate transportation and storage	10,066	10,833
Midstream	18,366	18,011
Liquids transportation and services	12,672	11,296
Investment in Sunoco Logistics	19,425	18,819
All other	7,107	6,068
Total assets	$72,437	$70,191

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar and unit amounts, except per unit data, are in millions)
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 24, 2017; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2016 Form 10-K. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I – Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016.
References to “we,” “us,” “our,” the “Partnership” and “ETP” shall mean Energy Transfer, LP and its subsidiaries. See Note 1 to the consolidated financial statements for information related to the entity’s recent name change.
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
RECENT DEVELOPMENTS
ETP and Sunoco Logistics Merger
In April 2017, ETP and Sunoco Logistics completed the previously announced merger transaction in which Sunoco Logistics acquired ETP in a unit-for-unit transaction. Under the terms of the transaction, ETP unitholders received 1.5 common units of Sunoco Logistics for each common unit of ETP they owned. Under the terms of the merger agreement, Sunoco Logistics’ general partner was merged with and into ETP GP, with ETP GP surviving as an indirect wholly-owned subsidiary of ETE.
Sunoco Logistics’ Permian Express Partners
In February 2017, Sunoco Logistics formed Permian Express Partners LLC ("PEP"), a strategic joint venture, with ExxonMobil Corp. Sunoco Logistics contributed its Permian Express 1, Permian Express 2 and Permian Longview and Louisiana Access pipelines. ExxonMobil Corp. contributed its Longview to Louisiana and Pegasus pipelines; Hawkins gathering system; an idle pipeline in southern Oklahoma; and its Patoka, Illinois terminal. Sunoco Logistics’ ownership percentage is approximately 85%. Upon commencement of operations on the Bakken Pipeline, Sunoco Logistics will contribute its investment in the project, with a corresponding increase in its ownership percentage in PEP. Sunoco Logistics maintains a controlling financial and voting interest in PEP and is the operator of all of the assets. As such, PEP is reflected as a consolidated subsidiary of Sunoco Logistics and accordingly is reflected as a consolidated subsidiary of the Partnership. ExxonMobil Corp.’s interest is reflected as noncontrolling interest in the consolidated balance sheets.
Bakken Equity Sale
In February 2017, Bakken Holdings Company LLC, an entity in which ETP indirectly owns a 60% membership interest and Sunoco Logistics indirectly owns a 40% membership interest, sold a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by Marathon Petroleum Corporation and Enbridge Energy Partners, L.P. for $2.00 billion in cash. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access, LLC (“Dakota Access”) and Energy Transfer Crude Oil Company, LLC (“ETCO”). The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. ETP continues to consolidate Dakota Access and ETCO subsequent to this transaction. Upon closing, ETP and Sunoco Logistics collectively own a 38.25% interest in the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the "Bakken Pipeline"), and MarEn Bakken Company owns 36.75% and Phillips 66 owns 25.00% in the Bakken Pipeline.

Series A Preferred Units Redemption
In January 2017, ETP repurchased all of its 1.9 million outstanding Series A Preferred Units for cash in the aggregate amount of $53 million.

Results of Operations
Consolidated Results

	Three Months Ended March 31,
	2017	2016	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$169	$179	$(10)
Interstate transportation and storage	265	292	(27)
Midstream	320	263	57
Liquids transportation and services	259	227	32
Investment in Sunoco Logistics	278	349	(71)
All other	123	102	21
Total	1,414	1,412	2
Depreciation, depletion and amortization	(560)	(470)	(90)
Interest expense, net	(339)	(319)	(20)
Gains (losses) on interest rate derivatives	5	(70)	75
Non-cash unit-based compensation expense	(23)	(19)	(4)
Unrealized gains (losses) on commodity risk management activities	64	(63)	127
Inventory valuation adjustments	2	(26)	28
Adjusted EBITDA related to unconsolidated affiliates	(239)	(219)	(20)
Equity in earnings of unconsolidated affiliates	73	76	(3)
Other, net	22	16	6
Income before income tax (expense) benefit	419	318	101
Income tax (expense) benefit	(55)	58	(113)
Net income	$364	$376	$(12)
See the detailed discussion of Segment Adjusted EBITDA and Segment Operating Results.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased for the three months ended March 31, 2017 compared to the same period last year primarily due to additional depreciation from assets recently placed in service and recent acquisitions.
Gains (Losses) on Interest Rate Derivatives. The change in gains (losses) on interest rate derivatives for the three months ended March 31, 2017 compared to the same period last year was primarily due to the recognition of $70 million of losses in the prior period. Losses on interest rate derivatives during the three months ended March 31, 2016 were primarily attributable to the impact on our forward starting swap locks from the downward shift in the forward LIBOR curve.
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
Income Tax (Expense) Benefit. For the three months ended March 31, 2017 compared to the same period last year, the Partnership recorded higher income tax expense primarily due to higher earnings among the Partnership’s consolidated corporate subsidiaries. In addition, income tax benefit for the three months ended March 31, 2016 also reflected a $20 million net state tax benefit attributable to statutory state rate changes resulting from the contribution by ETP to Sunoco LP of its remaining 68.42% interest in Sunoco, LLC and 100% interest in the legacy Sunoco, Inc. retail business.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Three Months Ended March 31,
	2017	2016	Change
Equity in earnings (losses) of unconsolidated affiliates:
Citrus	$21	$21	$—
FEP	12	14	(2)
PES	14	(6)	20
MEP	10	11	(1)
HPC	7	8	(1)
AmeriGas	9	(2)	11
Sunoco LP	(14)	15	(29)
Other	14	15	(1)
Total equity in earnings of unconsolidated affiliates	$73	$76	$(3)

Adjusted EBITDA related to unconsolidated affiliates(1):
Citrus	$75	$74	$1
FEP	18	19	(1)
PES	26	4	22
MEP	22	24	(2)
HPC	15	15	—
Sunoco LP	54	57	(3)
Other	29	26	3
Total Adjusted EBITDA related to unconsolidated affiliates	$239	$219	$20

Distributions received from unconsolidated affiliates:
Citrus	$41	$35	$6
FEP	—	17	(17)
AmeriGas	3	3	—
MEP	73	21	52
HPC	—	12	(12)
Sunoco LP	35	30	5
Other	20	17	3
Total distributions received from unconsolidated affiliates	$172	$135	$37

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

Intrastate Transportation and Storage

	Three Months Ended March 31,
	2017	2016	Change
Natural gas transported (MMBtu/d)	7,807,045	8,229,972	(422,927)
Revenues	$816	$558	$258
Cost of products sold	634	393	241
Gross margin	182	165	17
Unrealized losses on commodity risk management activities	15	38	(23)
Operating expenses, excluding non-cash compensation expense	(38)	(33)	(5)
Selling, general and administrative expenses, excluding non-cash compensation expense	(6)	(6)	—
Adjusted EBITDA related to unconsolidated affiliates	16	15	1
Segment Adjusted EBITDA	$169	$179	$(10)
Volumes. For the three months ended March 31, 2017 compared to the same period last year, transported volumes decreased primarily due to lower production volumes in the Barnett Shale region, partially offset by increased volumes related to significant new long-term transportation contracts, as well as the addition of a new short haul transport pipeline delivering volumes into our Houston Pipeline system.
Gross Margin. The components of our intrastate transportation and storage segment gross margin were as follows:

	Three Months Ended March 31,
	2017	2016	Change
Transportation fees	$124	$134	$(10)
Natural gas sales and other	34	23	11
Retained fuel revenues	16	10	6
Storage margin, including fees	8	(2)	10
Total gross margin	$182	$165	$17
Segment Adjusted EBITDA. For the three months ended March 31, 2017 compared to the same period last year, Segment Adjusted EBITDA related to our intrastate transportation and storage segment decreased due to the net impacts of the following:

•
a decrease of $10 million in transportation fees due to renegotiated contracts resulting in lower demand volumes beginning in the second quarter of 2016 on our ET Fuel pipeline, partially offset by an increase of $5 million due to fees from renegotiated and newly initiated fixed fee contracts primarily on our Houston Pipeline system;

•
a decrease of $8 million in storage margin (excluding net changes in unrealized amounts of $18 million related to fair value inventory adjustments and unrealized gains and losses on derivatives), as discussed below; and

•	an increase of $5 million in operating expenses primarily due to higher outside services labor costs and compression fuel expenses; partially offset by

•
an increase of $7 million in natural gas sales and other (excluding changes in unrealized gains of $4 million) primarily due to higher realized gains from the buying and selling of gas along our system; and

•
an increase of $5 million in retained fuels (excluding changes in unrealized gains of $1 million) primarily due to higher market prices. The average spot price at the Houston Ship Channel location increased 56% for the quarter ended March 31, 2017 compared to the same period last year.

Storage margin was comprised of the following:

	Three Months Ended March 31,
	2017	2016	Change
Withdrawals from storage natural gas inventory (MMBtu)	23,092,500	20,995,000	2,097,500
Realized margin on natural gas inventory transactions	$19	$28	$(9)
Fair value inventory adjustments	(36)	17	(53)
Unrealized (gains) losses on derivatives	18	(53)	71
Margin recognized on natural gas inventory, including related derivatives	1	(8)	9
Revenues from fee-based storage	7	6	1
Total storage margin	$8	$(2)	$10
The changes in storage margin were due primarily to the timing of the settlement of related derivative hedging contracts.
Interstate Transportation and Storage

	Three Months Ended March 31,
	2017	2016	Change
Natural gas transported (MMBtu/d)	5,655,558	5,835,046	(179,488)
Natural gas sold (MMBtu/d)	16,905	17,177	(272)
Revenues	$235	$259	$(24)
Operating expenses, excluding non-cash compensation, amortization and accretion expenses	(74)	(72)	(2)
Selling, general and administrative expenses, excluding non-cash compensation, amortization and accretion expenses	(12)	(12)	—
Adjusted EBITDA related to unconsolidated affiliates	115	117	(2)
Other	1	—	1
Segment Adjusted EBITDA	$265	$292	$(27)
Volumes. For the three months ended March 31, 2017 compared to the same period last year, transported volumes decreased primarily due to mild weather; in particular, volumes on the Transwestern pipeline decreased by 64,827 MMBtu/d. In addition, volumes on the Sea Robin pipeline decreased 37,075 MMBtu/d due to producer maintenance and production declines.
Segment Adjusted EBITDA. For the three months ended March 31, 2017 compared to the same period last year, Segment Adjusted EBITDA related to our interstate transportation and storage segment decreased due to decreases in revenues of $12 million on the Tiger pipeline due to contract restructuring, $10 million on the Panhandle and Trunkline pipelines due to weak spreads and mild weather, and $2 million on the Sea Robin pipeline due to producer maintenance and production declines.

Midstream

	Three Months Ended March 31,
	2017	2016	Change
Gathered volumes (MMBtu/d)	10,231,895	9,851,105	380,790
NGLs produced (Bbls/d)	445,004	430,973	14,031
Equity NGLs (Bbls/d)	25,521	29,533	(4,012)
Revenues	$1,637	$1,092	$545
Cost of products sold	1,124	678	446
Gross margin	513	414	99
Unrealized gains on commodity risk management activities	(16)	—	(16)
Operating expenses, excluding non-cash compensation expense	(161)	(145)	(16)
Selling, general and administrative expenses, excluding non-cash compensation expense	(23)	(12)	(11)
Adjusted EBITDA related to unconsolidated affiliates	7	6	1
Segment Adjusted EBITDA	$320	$263	$57
Volumes. Gathered volumes and NGL production increased during the three months ended March 31, 2017 compared to the same period last year primarily due to recent acquisitions, including PennTex, and gains in the Permian and Northeast regions, partially offset by basin declines in the South Texas, North Texas, and Mid-Continent/Panhandle regions.
Gross Margin. The components of our midstream segment gross margin were as follows:

	Three Months Ended March 31,
	2017	2016	Change
Gathering and processing fee-based revenues	$408	$382	$26
Non fee-based contracts and processing	105	32	73
Total gross margin	$513	$414	$99
Segment Adjusted EBITDA. For the three months ended March 31, 2017 compared to the same period last year, Segment Adjusted EBITDA related to our midstream segment increased due to the net effects of the following:

•	an increase of $45 million in non-fee based margin due to higher crude oil and NGL prices;

•	an increase of $17 million in non-fee based margin due to gains in the Permian, partially offset by declines in the South Texas, North Texas, and Mid-Continent/Panhandle regions;

•
an increase of $13 million in fee based revenue due to growth in the Permian, Northeast and North Louisiana, including recent acquisitions, offset by declines in South Texas, North Texas and the Mid-Continent/Panhandle regions; and

•	an increase of $13 million in fee based revenue due to the PennTex acquisition; partially offset by

•	a decrease of $5 million (excluding unrealized gains of $16 million) in non-fee based margin due to higher benefit from settled derivatives used to hedge commodity margins;

•	an increase of $16 million in operating expenses primarily due to recent acquisitions, including PennTex; and

•
an increase of $11 million in general and administrative expenses primarily due to a decrease of $4 million in capitalized overhead, a $3 million increase in shared services allocation, a $2 million increase in insurance allocation, and $2 million additional costs from the PennTex acquisition.

Liquids Transportation and Services

	Three Months Ended March 31,
	2017	2016	Change
Crude/NGL transportation volumes (Bbls/d)	739,982	537,251	202,731
NGL fractionation volumes (Bbls/d)	433,473	362,906	70,567
Revenues	$1,622	$919	$703
Cost of products sold	1,275	661	614
Gross margin	347	258	89
Unrealized (gains) losses on commodity risk management activities	(26)	9	(35)
Operating expenses, excluding non-cash compensation expense	(56)	(37)	(19)
Selling, general and administrative expenses, excluding non-cash compensation expense	(7)	(5)	(2)
Adjusted EBITDA related to unconsolidated affiliates	1	2	(1)
Segment Adjusted EBITDA	$259	$227	$32
Volumes. For the three months ended March 31, 2017 compared to the same period last year, NGL transportation volumes increased in most major producing regions, including the Permian, North Texas, Louisiana and the Eagle Ford. Additionally, our Bayou Bridge crude pipeline, originating in Nederland and delivering into Lake Charles, began transporting volumes in April 2016.
Average daily fractionated volumes increased for the three months ended March 31, 2017 compared to the same period last year primarily due to the commissioning of our fourth fractionator at Mont Belvieu, Texas, in October 2016, which has a capacity of 120,000 Bbls/d, as well as increased producer volumes as mentioned above.
Gross Margin. The components of our liquids transportation and services segment gross margin were as follows:

	Three Months Ended March 31,
	2017	2016	Change
Transportation margin	$145	$108	$37
Processing and fractionation margin	121	100	21
Storage margin	57	49	8
Other margin	24	1	23
Total gross margin	$347	$258	$89
Segment Adjusted EBITDA. For the three months ended March 31, 2017 compared to the same period last year, Segment Adjusted EBITDA related to our liquids transportation and services segment increased due to the net impact of the following:

•	an increase of $37 million in transportation fees due to higher NGL and crude transport volumes;

•
an increase of $17 million in processing and fractionation margin (excluding changes in unrealized gains of $4 million) primarily due to higher NGL volumes from most major producing regions, as noted above; and

•	an increase of $8 million in storage margin primarily due to increased volumes from our Mont Belvieu fractionators; partially offset by

•	a decrease of $8 million in other margin (excluding changes in unrealized gains of $31 million) primarily due to the timing of the recognition of margin from optimization activities;

•	an increase of $19 million in operating expenses primarily due to increased costs associated with our fourth fractionator at Mont Belvieu and new pipelines placed in service; and

•	an increase of $2 million in general and administrative expenses due to lower capitalized overhead as a result of reduced capital spending.

Investment in Sunoco Logistics

	Three Months Ended March 31,
	2017	2016	Change
Revenues	$3,219	$1,777	$1,442
Cost of products sold	2,889	1,439	1,450
Gross margin	330	338	(8)
Unrealized (gains) losses on commodity risk management activities	(24)	13	(37)
Operating expenses, excluding non-cash compensation expense	(18)	(21)	3
Selling, general and administrative expenses, excluding non-cash compensation expense	(31)	(23)	(8)
Inventory valuation adjustments	(2)	26	(28)
Adjusted EBITDA related to unconsolidated affiliates	20	16	4
Other	3	—	3
Segment Adjusted EBITDA	$278	$349	$(71)
Segment Adjusted EBITDA. For the three months ended March 31, 2017 compared to the same period last year, Segment Adjusted EBITDA related to our Investment in Sunoco Logistics segment decreased due to the following:

•
a decrease of $77 million from Sunoco Logistics’ crude oil operations, primarily due to the impact of LIFO inventory accounting on Sunoco Logistics’ contango inventory positions resulting in approximately $60 million of positive earnings during the first quarter 2016, compared to approximately $50 million of negative earnings during the first quarter 2017. The unfavorable LIFO timing is expected to be reversed in future periods as commodity prices fall or the inventory positions are liquidated. Excluding these inventory timing impacts, Adjusted EBITDA for the crude oil increased $33 million compared to the prior year period. This increase related to improved results from Sunoco Logistics’ crude oil pipelines and terminalling activities of $56 million which was largely attributable to expansion capital projects which commenced operations in 2016, the acquisition of Vitol Inc.'s crude oil assets in the fourth quarter 2016, and the formation of Permian Express Partners LLC in the first quarter of 2017. Partially offsetting this improvement was lower operating results from Sunoco Logistics’ crude oil acquisition and marketing activities of $23 million, which includes transportation and storage fees related to Sunoco Logistics’ crude oil pipelines and terminal facilities; and

•
a decrease of $2 million from Sunoco Logistics’ refined products operations, primarily due to lower results from Sunoco Logistics’ refined products acquisition and marketing activities of $7 million. This decrease was partially offset by improved results from Sunoco Logistics’ refined products pipelines of $4 million and improved contributions from joint venture interests of $2 million; offset by

•
an increase of $8 million from Sunoco Logistics’ NGLs operations, primarily attributable to increased volumes and fees from Sunoco Logistics’ Mariner NGLs projects of $12 million, which includes Sunoco Logistics’ NGLs pipelines and terminal facilities at Marcus Hook and Nederland. These positive factors were partially offset by lower operating results from Sunoco Logistics’ NGLs acquisition and marketing activities of $2 million.

All Other

	Three Months Ended March 31,
	2017	2016	Change
Revenues	$770	$854	$(84)
Cost of products sold	668	761	(93)
Gross margin	102	93	9
Unrealized (gains) losses on commodity risk management activities	(13)	3	(16)
Operating expenses, excluding non-cash compensation expense	(21)	(21)	—
Selling, general and administrative expenses, excluding non-cash compensation expense	(21)	(27)	6
Adjusted EBITDA related to unconsolidated affiliates	80	61	19
Other	5	24	(19)
Eliminations	(9)	(31)	22
Segment Adjusted EBITDA	$123	$102	$21
Amounts reflected in our all other segment primarily include:

•	our equity method investment in limited partnership units of Sunoco LP consisting of 43.5 million units, representing 43.7% of Sunoco LP’s total outstanding common units;

•	our natural gas marketing and compression operations;

•	a non-controlling interest in PES, comprising 33% of PES’ outstanding common units; and

•	our investment in Coal Handling, an entity that owns and operates end-user coal handling facilities.
For the three months ended March 31, 2017 compared to the same period last year, Segment Adjusted EBITDA related to our all other segment increased primarily due to an increase of $22 million in Adjusted EBITDA related to our investment in PES. The three months ended March 31, 2017 also reflected higher gross margin of $9 million and lower selling, general and administrative expenses of $6 million resulting from lower transaction-related expenses. These increases were partially offset by a decrease of $19 million related to the termination of the $75 million annual management fee paid by ETE that ended in 2016.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Post-Merger ETP’s ability to satisfy our obligations and pay distributions to its Unitholders will depend on its future performance, which will be subject to prevailing economic, financial, business and weather conditions, and other factors, many of which are beyond management’s control.
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
Three months ended March 31, 2017 compared to three months ended March 31, 2016. Cash provided by operating activities during 2017 was $932 million compared to $960 million for 2016 and net income was $364 million and $376 million for 2017 and 2016, respectively. The difference between net income and cash provided by operating activities for the three months ended March 31, 2017 primarily consisted of net changes in operating assets and liabilities of $15 million and non-cash items totaling $509 million.
The non-cash activity in 2017 and 2016 consisted primarily of depreciation, depletion and amortization of $560 million and $470 million, respectively, non-cash compensation expense of $23 million and $19 million, respectively, and equity in earnings of unconsolidated affiliates of $73 million and $76 million, respectively. Non-cash activity in 2017 also included deferred income taxes of $54 million and inventory valuation adjustments of $2 million.
Cash paid for interest, net of interest capitalized, was $377 million and $344 million for the three months ended March 31, 2017 and 2016, respectively.
Capitalized interest was $52 million and $57 million for the three months ended March 31, 2017 and 2016, respectively.
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
Three months ended March 31, 2017 compared to three months ended March 31, 2016. Cash provided by investing activities during 2017 was $280 million compared to $415 million for 2016. Total capital expenditures (excluding the allowance for equity funds used during construction and net of contributions in aid of construction costs) for 2017 were $1.38 billion compared to $1.81 billion for 2016. Additional detail related to our capital expenditures is provided in the table below. During 2017, we received $2.00 billion in cash related to the Bakken equity sale to MarEn Bakken Company and paid $318 million in cash for all other acquisitions. During 2016, we received $2.20 billion in cash related to the contribution of our Sunoco, Inc. retail business to Sunoco LP.

The following is a summary of capital expenditures (net of contributions in aid of construction costs) for the three months ended March 31, 2017:

	Capital Expenditures Recorded During Period
	Growth	Maintenance	Total
ETP:
Intrastate transportation and storage	$16	$5	$21
Interstate transportation and storage(1)	288	9	297
Midstream	234	16	250
Liquids transportation and services(1)	105	5	110
All other (including eliminations)	47	12	59
Total capital expenditures	690	47	737
Sunoco Logistics:
Crude oil	51	5	56
Natural gas liquids	445	1	446
Refined products	10	7	17
Total capital expenditures	$1,196	$60	$1,256

(1)
Includes capital expenditures related to the Bakken, Rover and Bayou Bridge pipeline projects, but excludes amounts related to Sunoco Logistics’ proportionate ownership in the Bakken and Bayou Bridge pipeline projects.

Financing Activities
Changes in cash flows from financing activities between periods primarily result from changes in the levels of borrowings and equity issuances, which are primarily used to fund our acquisitions and growth capital expenditures.
Three months ended March 31, 2017 compared to three months ended March 31, 2016. Cash used in financing activities during 2017 was $1.28 billion compared to $1.19 billion for 2016. In 2017 and 2016, we received net proceeds from Common Unit offerings of $826 million and $363 million, respectively. In 2016, our subsidiaries received $301 million in net proceeds from the issuance of common units. During 2017, we had a net decrease in our debt level of $1.10 billion compared to a net decrease of $986 million for 2016. We have paid distributions of $896 million to our partners in 2017 compared to $897 million in 2016. We have also paid distributions of $148 million to noncontrolling interests in 2017 compared to $100 million in 2016. In addition, we have received capital contributions of $106 million in cash from noncontrolling interests in 2017 compared to $132 million in 2016. During 2017, we repurchased our outstanding Series A Preferred Units for cash of $53 million and incurred debt issuance costs of $19 million.

Description of Indebtedness
Our outstanding consolidated indebtedness was as follows:

	March 31, 2017	December 31, 2016
ETP Senior Notes	$20,540	$19,440
Transwestern Senior Notes	657	657
Panhandle Senior Notes	1,085	1,085
Sunoco, Inc. Senior Notes	65	465
Sunoco Logistics Senior Notes	5,350	5,350
Revolving credit facilities and commercial paper:
ETP $3.75 billion Revolving Credit Facility due November 2019(1)	389	2,777
Sunoco Logistics $2.50 billion Revolving Credit Facility due March 2020(2)	740	1,292
Sunoco Logistics $1.00 billion 364-Day Credit Facility due December 2017(3)	630	630
Bakken Project $2.50 billion Credit Facility due August 2019	2,500	1,100
PennTex $275 million Revolving Credit Facility due December 2019	157	168
Other long-term debt	5	30
Unamortized premiums, net of discounts and fair value adjustments	104	116
Deferred debt issuance costs	(187)	(180)
Total debt	32,035	32,930
Less: current maturities of long-term debt	387	1,189
Long-term debt, less current maturities	$31,648	$31,741

(1)	Includes $389 million and $777 million of commercial paper outstanding at March 31, 2017 and December 31, 2016, respectively.

(2)	Includes $128 million and $50 million of commercial paper outstanding at March 31, 2017 and December 31, 2016, respectively.

(3)
Sunoco Logistics’ $1.00 billion 364-Day Credit Facility, including its $630 million term loan, were classified as long-term debt as of March 31, 2017 as Sunoco Logistics has the ability and intent to refinance such borrowings on a long-term basis.

ETP as Co-Obligor of Sunoco, Inc. Debt
In connection with previous transactions, ETP became a co-obligor on Sunoco, Inc.’s existing senior notes and debentures. Obligations totaling $400 million matured and were repaid in January 2017 and the remaining balance was $65 million as of March 31, 2017.
ETP Senior Notes
In January 2017, ETP issued $600 million aggregate principal amount of 4.20% senior notes due April 2027 and $900 million aggregate principal amount of 5.30% senior notes due April 2047. ETP used the $1.48 billion net proceeds from the offering to refinance current maturities and to repay borrowings outstanding under the ETP Credit Facility.
Credit Facilities and Commercial Paper
ETP Credit Facility
The ETP Credit Facility allows for borrowings of up to $3.75 billion and matures in November 2019. The indebtedness under the ETP Credit Facility is unsecured, is not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. In September 2016, the Partnership initiated a commercial paper program under the borrowing limits established by the $3.75 billion ETP Credit Facility. As of March 31, 2017, the ETP Credit Facility had $389 million of outstanding borrowings, all of which was commercial paper.

Sunoco Logistics Credit Facilities
Sunoco Logistics maintains a $2.50 billion unsecured revolving credit facility (the “Sunoco Logistics Credit Facility”), which matures in March 2020. The Sunoco Logistics Credit Facility contains an accordion feature, under which the total aggregate commitment may be increased to $3.25 billion under certain conditions. As of March 31, 2017, the Sunoco Logistics Credit Facility had $740 million of outstanding borrowings, which included $128 million of commercial paper.
In December 2016, Sunoco Logistics entered into an agreement for a 364-day maturity credit facility ("364-Day Credit Facility"), due to mature in December 2017, with a total lending capacity of $1.00 billion, including a $630 million term loan. The terms of the 364-Day Credit Facility are similar to those of the $2.50 billion Sunoco Logistics Credit Facility, including limitations on the creation of indebtedness, liens and financial covenants. In connection with Sunoco Logistics’ merger with ETP, the 364-Day Credit Facility is expected to be terminated and repaid in the second quarter of 2017.
Bakken Credit Facility
In August 2016, ETP, Sunoco Logistics and Phillips 66 completed project-level financing of the Bakken Pipeline. The $2.50 billion credit facility is anticipated to provide substantially all of the remaining capital necessary to complete the projects. As of March 31, 2017, $2.50 billion was outstanding under this credit facility.
PennTex Revolving Credit Facility
PennTex maintains a $275 million revolving credit commitment (the “PennTex Revolving Credit Facility”) that is expandable up to $400 million under certain conditions and matures in December 2019. As of March 31, 2017, PennTex Revolving Credit Facility had $157 million of outstanding borrowings.
Covenants Related to Our Credit Agreements
We were in compliance with all requirements, tests, limitations, and covenants related to our credit agreements as of March 31, 2017.

CASH DISTRIBUTIONS
Following the merger of ETP and Sunoco Logistics in April 2017, we no longer have outstanding common units; therefore, we no longer declare quarterly distributions. The partnership agreement of Post-Merger ETP includes distribution provisions similar to those of ETP prior to the merger.
For the quarter ended December 31, 2016, ETP and Sunoco Logistics paid distributions on February 14, 2017 of $1.0550 and $0.52, respectively, per common unit. For the quarter ended March 31, 2017, Post-Merger ETP declared a distribution of $0.5350 per common unit, payable on May 15, 2017 to unitholders of record on May 10, 2017.
The total amounts of distributions declared for the periods presented (all from Available Cash from our operating surplus and are shown in the period with respect to which they relate):

	Three Months Ended March 31,
	2017	2016
	Post-Merger ETP	ETP	Sunoco Logistics
Limited Partners:
Common Units held by public	$567	$526	$107
Common Units held by ETP	—	—	33
Common Units held by ETE	15	3	—
Class H Units held by ETE	—	83	—
General Partner interest	4	8	3
Incentive distributions held by ETE	377	331	89
IDR relinquishments net of Class I Unit distributions	(157)	(34)	—
Total distributions declared to partners	$806	$917	$232
PennTex Quarterly Distributions of Available Cash
PennTex is required by its partnership agreement to distribute a minimum quarterly distribution of $0.2750 per unit at the end of each quarter. Following are distributions declared and/or paid by PennTex subsequent to December 31, 2016:

Quarter Ended	Record Date	Payment Date	Rate
December 31, 2016	February 7, 2017	February 14, 2017	$0.2950
March 31, 2017	May 5, 2017	May 12, 2017	0.2950
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information contained in Item 3 updates, and should be read in conjunction with, information set forth in Part II, Item 7A in our Annual Report on Form 10-K for the year ended December 31, 2016, in addition to the accompanying notes and management’s discussion and analysis of financial condition and results of operations presented in Items 1 and 2 of this Quarterly Report on Form 10-Q. Our quantitative and qualitative disclosures about market risk are consistent with those discussed for the year ended December 31, 2016. Since December 31, 2016, there have been no material changes to our primary market risk exposures or how those exposures are managed.
Commodity Price Risk
The table below summarizes our commodity-related financial derivative instruments and fair values, including derivatives related to our consolidated subsidiaries, as well as the effect of an assumed hypothetical 10% change in the underlying price of the commodity. Notional volumes are presented in MMBtu for natural gas, thousand megawatt for power, and barrels for natural gas liquids, crude and refined products. Dollar amounts are presented in millions.

	March 31, 2017			December 31, 2016
	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change	Notional Volume	Fair Value Asset (Liability)	Effect of Hypothetical 10% Change
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	80,000	$—	$—	(682,500)	$—	$—
Basis Swaps IFERC/NYMEX(1)	8,372,500	—	—	2,242,500	(1)	—
Power (Megawatt):
Forwards	225,480	(1)	—	391,880	(1)	1
Futures	(58,000)	—	—	109,564	—	—
Options – Puts	67,200	—	—	(50,400)	—	—
Options – Calls	447,200	1	—	186,400	1	—
Crude (Bbls) – Futures	(1,418,000)	3	9	(617,000)	(4)	6
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(5,247,500)	(3)	2	10,750,000	2	—
Swing Swaps IFERC	(12,185,000)	(1)	1	(5,662,500)	(1)	1
Fixed Swaps/Futures	(51,102,500)	(9)	17	(52,652,500)	(27)	19
Forward Physical Contracts	16,763,209	4	—	(22,492,489)	1	8
Natural Gas Liquid (Bbls) – Forwards/Swaps	(1,827,400)	3	12	(5,786,627)	(40)	35
Refined Products (Bbls) – Futures	(1,217,000)	(3)	8	(2,240,000)	(16)	17
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(13,877,500)	—	—	(36,370,000)	2	1
Fixed Swaps/Futures	(13,877,500)	(3)	5	(36,370,000)	(26)	14

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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
Interest Rate Risk
As of March 31, 2017, we had $1.89 billion of floating rate debt outstanding. A hypothetical change of 100 basis points would result in a maximum potential change to interest expense of $19 million annually; however, our actual change in interest expense may be less in a given period due to interest rate floors included in our variable rate debt instruments. We manage a portion of our interest rate exposure by utilizing interest rate swaps, including forward-starting interest rate swaps to lock-in the rate on a portion of anticipated debt issuances.

The following table summarizes our interest rate swaps outstanding (dollars in millions), none of which are designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		March 31, 2017	December 31, 2016
July 2017(2)	Forward-starting to pay a fixed rate of 3.90% and receive a floating rate	$500	$500
July 2018(2)	Forward-starting to pay a fixed rate of 4.00% and receive a floating rate	200	200
July 2019(2)	Forward-starting to pay a fixed rate of 3.25% and receive a floating rate	200	200
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
A hypothetical change of 100 basis points in interest rates for these interest rate swaps would result in a net change in the fair value of interest rate derivatives and earnings (recognized in gains and losses on interest rate derivatives) of $200 million as of March 31, 2017. For the $1.50 billion of interest rate swaps whereby we pay a floating rate and receive a fixed rate, a hypothetical change of 100 basis points in interest rates would result in a net change in annual cash flows of $32 million. For the forward-starting interest rate swaps, a hypothetical change of 100 basis points in interest rates would not affect cash flows until the swaps are settled.
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
Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)–15(f) or Rule 15d–15(f) of the Exchange Act) during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see our Form 10-K for the year ended December 31, 2016 and Note 10 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer, LP and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors described in Part I, Item 1A in our Annual Report on Form 10-K for our previous fiscal year ended December 31, 2016.

ITEM 6. EXHIBITS
The exhibits listed below are filed or furnished, as indicated, as part of this report:

Exhibit Number	Description
4.1
Sixteenth Supplemental Indenture dated as of January 17, 2017 by and between Energy Transfer Partners, L.P., as issuer, and U.S. Bank National Association (as successor to Wachovia Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed January 17, 2017).

10.1
Third Amendment to Second Amended and Restated Credit Agreement by and among Energy Transfer Partners, L.P., the Lenders party thereto and Wells Fargo Bank, National Association, in its capacity as administrative agent for the Lenders dated as of March 29, 2017 (incorporated by reference to Exhibit 10.1 to the
Registrant’s Form 8-K filed April 4, 2017).

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

ENERGY TRANSFER, LP

		By:	SXL Acquisition Sub LLC,
its General Partner

Date:	May 4, 2017	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Senior Vice President, Controller and Principal Accounting Officer (duly authorized to sign on behalf of the registrant)