Form 10-Q
period 2017-06-30
Energy Transfer, LP
filed 2017-08-09
CIK 1012569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Energy Transfer, LP meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

FORM 10-Q
ENERGY TRANSFER, LP AND SUBSIDIARIES

i

Forward-Looking Statements
Certain matters discussed in this report, excluding historical information, as well as some statements by Energy Transfer, LP (the “Partnership” or “ETLP”) in periodic press releases and some oral statements of the Partnership’s officials during presentations about the Partnership, include forward-looking statements. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. Statements using words such as “anticipate,” “believe,” “intend,” “project,” “plan,” “expect,” “continue,” “estimate,” “goal,” “forecast,” “may,” “will” or similar expressions help identify forward-looking statements. Although the Partnership and its general partner believe such forward-looking statements are based on reasonable assumptions and current expectations and projections about future events, no assurance can be given that such assumptions, expectations, or projections will prove to be correct. Forward-looking statements are subject to a variety of risks, uncertainties and assumptions. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, the Partnership’s actual results may vary materially from those anticipated, projected or expected, forecasted, estimated or expressed in forward-looking statements since many of the factors that determine these results are subject to uncertainties and risks that are difficult to predict and beyond management’s control. For additional discussion of risks, uncertainties and assumptions, see “Part I – Item 1A. Risk Factors” in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on February 24, 2017.
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

Citrus	Citrus, LLC

CrossCountry	CrossCountry Energy, LLC

DOJ	U.S. Department of Justice

ETC Compression	ETC Compression, LLC

EPA	Environmental Protection Agency

ETC FEP	ETC Fayetteville Express Pipeline, LLC

ETC MEP	ETC Midcontinent Express Pipeline, L.L.C.

ETC OLP	La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company

ETC Tiger	ETC Tiger Pipeline, LLC

ETE	Energy Transfer Equity, L.P., a publicly traded partnership and the owner of ETP LLC for the periods presented herein

ET Interstate	Energy Transfer Interstate Holdings, LLC

ET Rover	ET Rover Pipeline LLC

ETLP Credit Facility	The Partnership’s $3.75 billion revolving credit facility

ETP	Energy Transfer Partners, L.P. subsequent to the close of the merger of Sunoco Logistics Partners L.P. and Energy Transfer Partners, L.P.

ii

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETP

ETP Holdco	ETP Holdco Corporation

ETP LLC	Energy Transfer Partners, L.L.C., the general partner of ETP GP

Exchange Act	Securities Exchange Act of 1934

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC

GAAP	accounting principles generally accepted in the United States of America

HPC	RIGS Haynesville Partnership Co. and its wholly-owned subsidiary, Regency Intrastate Gas LP

IDRs	incentive distribution rights

Lake Charles LNG	Lake Charles LNG Company, LLC (previously named Trunkline LNG Company, LLC), a subsidiary of ETE

LIBOR	London Interbank Offered Rate

MEP	Midcontinent Express Pipeline LLC

MMBtu	million British thermal units

MMcf	million cubic feet

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OSHA	federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP and its subsidiaries

PCBs	polychlorinated biphenyls

PennTex	PennTex Midstream Partners, LP

PES	Philadelphia Energy Solutions, a refining joint venture

Preferred Units	ETP Series A cumulative convertible preferred units

Regency	Regency Energy Partners LP

Retail Holdings	ETP Retail Holdings, LLC, a wholly-owned subsidiary of Sunoco, Inc.

Sea Robin	Sea Robin Pipeline Company, LLC, a subsidiary of Panhandle

SEC	Securities and Exchange Commission

Sunoco Logistics	Sunoco Logistics Partners L.P.

Transwestern	Transwestern Pipeline Company, LLC

Trunkline	Trunkline Gas Company, LLC, a subsidiary of Panhandle
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

iii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$209	$360
Accounts receivable, net	1,203	3,002
Accounts receivable from related companies	1,116	209
Inventories	653	1,712
Income taxes receivable	148	128
Derivative assets	5	20
Other current assets	142	298
Total current assets	3,476	5,729

Property, plant and equipment	47,256	58,220
Accumulated depreciation and depletion	(6,809)	(7,303)
	40,447	50,917

Advances to and investments in unconsolidated affiliates	11,585	4,280
Other non-current assets, net	628	672
Intangible assets, net	3,962	4,696
Goodwill	2,294	3,897
Total assets	$62,392	$70,191

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	June 30, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$956	$2,900
Accounts payable to related companies	229	43
Derivative liabilities	2	166
Accrued and other current liabilities	2,111	1,905
Current maturities of long-term debt	1,365	1,189
Total current liabilities	4,663	6,203

Long-term debt, less current maturities	24,968	31,741
Long-term notes payable – related company	—	250
Non-current derivative liabilities	201	76
Deferred income taxes	4,243	4,394
Other non-current liabilities	934	952

Commitments and contingencies
Preferred Units	—	33
Redeemable noncontrolling interests	—	15

Equity:
Partner’s capital	24,429	18,634
Accumulated other comprehensive income	7	8
Total partner’s capital	24,436	18,642
Noncontrolling interest	2,947	7,885
Total equity	27,383	26,527
Total liabilities and equity	$62,392	$70,191

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUES:
Natural gas sales	$1,022	$695	$2,034	$1,533
NGL sales	1,478	1,150	3,025	2,090
Crude sales	724	1,713	3,071	2,923
Gathering, transportation and other fees	982	1,045	2,006	2,005
Refined product sales	155	234	626	479
Other	377	452	871	740
Total revenues	4,738	5,289	11,633	9,770
COSTS AND EXPENSES:
Cost of products sold	3,130	3,630	8,322	6,598
Operating expenses	373	374	752	722
Depreciation, depletion and amortization	473	496	1,033	966
Selling, general and administrative	86	74	196	155
Total costs and expenses	4,062	4,574	10,303	8,441
OPERATING INCOME	676	715	1,330	1,329
OTHER INCOME (EXPENSE):
Interest expense, net	(320)	(317)	(659)	(636)
Equity in earnings of unconsolidated affiliates	23	119	96	195
Losses on interest rate derivatives	(25)	(81)	(20)	(151)
Other, net	67	27	93	44
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	421	463	840	781
Income tax expense (benefit)	71	(9)	126	(67)
NET INCOME	350	472	714	848
Less: Net income attributable to noncontrolling interest	89	102	129	167
NET INCOME ATTRIBUTABLE TO PARTNERS	$261	$370	$585	$681

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$350	$472	$714	$848
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	1	3	3	5
Actuarial gain (loss) relating to pension and other postretirement benefit plans	(1)	6	(3)	(3)
Foreign currency translation adjustments	—	—	—	(1)
Change in other comprehensive income from unconsolidated affiliates	(1)	(5)	(1)	(11)
	(1)	4	(1)	(10)
Comprehensive income	349	476	713	838
Less: Comprehensive income attributable to noncontrolling interest	89	102	129	167
Comprehensive income attributable to partners	$260	$374	$584	$671

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2017
(Dollars in millions)
(unaudited)

	Partner’s Capital	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance, December 31, 2016	$18,634	$8	$7,885	$26,527
Distributions to partners	(889)	—	—	(889)
Distributions to noncontrolling interest	—	—	(167)	(167)
Units issued for cash	885	—	—	885
Capital contributions from noncontrolling interest	—	—	1,432	1,432
PennTex unit acquisition	(49)	—	(231)	(280)
Sunoco Logistics Merger	4,033	—	(6,802)	(2,769)
Sale of Bakken Pipeline interest	1,260	—	740	2,000
Other comprehensive income, net of tax	—	(1)	—	(1)
Other, net	(30)	—	(39)	(69)
Net income	585	—	129	714
Balance, June 30, 2017	$24,429	$7	$2,947	$27,383

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$714	$848
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,033	966
Deferred income taxes	122	(79)
Amortization included in interest expense	(1)	(12)
Inventory valuation adjustments	2	(106)
Unit-based compensation expense	37	38
Distributions on unvested awards	(15)	(13)
Equity in earnings of unconsolidated affiliates	(96)	(195)
Distributions from unconsolidated affiliates	353	199
Other non-cash	(135)	(124)
Net change in operating assets and liabilities, net of effects of acquisition	(942)	(96)
Net cash provided by operating activities	1,072	1,426
INVESTING ACTIVITIES
Proceeds from Bakken Pipeline Transaction	2,000	—
Proceeds from the Sunoco, Inc. retail business to Sunoco LP transaction	—	2,200
Cash paid for acquisition of PennTex noncontrolling interest	(280)	—
Cash paid for all other acquisitions	(251)	—
Deconsolidation of Sunoco Logistics	(75)	—
Capital expenditures, excluding allowance for equity funds used during construction	(2,844)	(3,479)
Contributions in aid of construction costs	10	25
Contributions to unconsolidated affiliates	(225)	(31)
Distributions from unconsolidated affiliates in excess of cumulative earnings	95	56
Proceeds from the sale of assets	23	7
Change in restricted cash	—	(2)
Other	(2)	(1)
Net cash used in investing activities	(1,549)	(1,225)
FINANCING ACTIVITIES
Proceeds from borrowings	11,330	7,811
Repayments of long-term debt	(10,953)	(7,514)
Cash (paid) received from affiliate notes	(255)	147
Units issued for cash	885	408
Subsidiary units issued for cash	—	667
Capital contributions from noncontrolling interest	444	161
Distributions to partners	(889)	(1,813)
Distributions to noncontrolling interest	(167)	(209)
Redemption of Series A Preferred Units	(53)	—
Debt issuance costs	(20)	—
Other	4	—
Net cash provided by (used in) financing activities	326	(342)
Decrease in cash and cash equivalents	(151)	(141)
Cash and cash equivalents, beginning of period	360	527
Cash and cash equivalents, end of period	$209	$386

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER, LP AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts are in millions)
(unaudited)

1.	ORGANIZATION AND BASIS OF PRESENTATION
Organization
Energy Transfer, LP is a wholly-owned subsidiary of Energy Transfer Partners, L.P. Energy Transfer, LP and its subsidiaries are collectively referred to herein as the “Partnership,” “we,” “us,” “our” or “ETLP.”
In April 2017, Energy Transfer Partners, L.P. merged with a subsidiary of Sunoco Logistics Partners L.P. (the “Sunoco Logistics Merger”), at which time it changed its name from “Energy Transfer Partners, L.P.” to “Energy Transfer, LP” and Sunoco Logistics Partners L.P. changed its name to “Energy Transfer Partners, L.P.” Following the completion of the Sunoco Logistics Merger, ETLP has no remaining publicly traded units outstanding. Additionally, subsequent to the Sunoco Logistics Merger, ETLP deconsolidated Sunoco Logistics Partners L.P. For purposes of maintaining clarity, the following references are used herein:

•	References to “ETLP” refer to Energy Transfer, LP subsequent to the close of the merger;

•	References to “Sunoco Logistics” refer to the entity named Sunoco Logistics Partners L.P. prior to the close of the merger; and

•	References to “ETP” refer to the consolidated entity named Energy Transfer Partners, L.P. subsequent to the close of the merger.
The consolidated financial statements of the Partnership presented herein include our operating subsidiaries (collectively, the “Operating Companies”), through which our activities are primarily conducted, as follows:

•
ETC OLP, Regency and PennTex, which are primarily engaged in midstream and intrastate transportation and storage natural gas operations. ETC OLP and Regency own and operate, through their wholly and majority-owned subsidiaries, natural gas gathering systems, intrastate natural gas pipeline systems and gas processing plants and are engaged in the business of purchasing, gathering, transporting, processing, and marketing natural gas and NGLs in the states of Texas, Louisiana, New Mexico, West Virginia, Denver and Ohio.

•	ET Interstate, with revenues consisting primarily of fees earned from natural gas transportation services and operational gas sales. ET Interstate is the parent company of:

•	Transwestern, engaged in interstate transportation of natural gas. Transwestern’s revenues consist primarily of fees earned from natural gas transportation services and operational gas sales.

•	ETC FEP, which directly owns a 50% interest in FEP, which owns 100% of the Fayetteville Express interstate natural gas pipeline.

•	ETC Tiger, engaged in interstate transportation of natural gas.

•	CrossCountry, which indirectly owns a 50% interest in Citrus, which owns 100% of the FGT interstate natural gas pipeline.

•	ETC MEP, which directly owns a 50% interest in MEP.

•	ET Rover, which owns a 65% interest in Rover pipeline.

•	ETC Compression, LLC, engaged in natural gas compression services and related equipment sales.

•
ETP Holdco, which indirectly owns Panhandle and Sunoco, Inc. Panhandle owns and operates assets in the regulated and unregulated natural gas industry and is primarily engaged in the transportation and storage of natural gas in the United States. Sunoco, Inc. owned and operated retail marketing assets, which were contributed to Sunoco LP in March 2016. Subsequent to this transaction, Sunoco Inc.’s assets primarily consist of its ownership in Retail Holdings, which owns noncontrolling interests in Sunoco LP and PES. Subsequent to the Sunoco Logistics Merger, ETLP holds an equity method investment in ETP through ETP Holdco’s ownership of ETP Class E, Class G, and Class K units.

Our financial statements reflect the following reportable business segments:
•intrastate transportation and storage;
•interstate transportation and storage;

•midstream;
•liquids transportation and services;
•investment in ETP; and
•all other.
Basis of Presentation
The unaudited financial information included in this Form 10-Q has been prepared on the same basis as the audited consolidated financial statements included in Energy Transfer Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of the Partnership’s management, such financial information reflects all adjustments necessary for a fair presentation of the financial position and the results of operations for such interim periods in accordance with GAAP. All intercompany items and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the SEC.
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
On January 1, 2017, the Partnership adopted Accounting Standards Update No. 2016-17, Consolidation (Topic 810): Interests Held Through Related Parties That Are Under Common Control (“ASU 2016-17”), which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. Under the amendments, a single decision maker is required to include indirect interests on a proportionate basis consistent with indirect interests held through other related parties. The adoption of this standard did not have an impact on the Partnership’s consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU No. 2017-04 “Intangibles-Goodwill and other (Topic 350): Simplifying the test for goodwill impairment.” The amendments in this update remove the second step of the two-step test currently required by Topic 350. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment. This ASU is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Partnership expects that the adoption of this standard will change its approach for measuring goodwill impairment; however, this standard requires prospective application and therefore will only impact periods subsequent to adoption. The Partnership plans to apply this ASU for its annual goodwill impairment test in the fourth quarter of 2017.

2.	CASH AND CASH EQUIVALENTS
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

The net change in operating assets and liabilities (net of effects of acquisitions and deconsolidations) included in cash flows from operating activities is comprised as follows:

	Six Months Ended June 30,
	2017	2016
Accounts receivable	$136	$(471)
Accounts receivable from related companies	(888)	(129)
Inventories	132	(157)
Other current assets	86	(53)
Other non-current assets, net	(147)	8
Accounts payable	(49)	509
Accounts payable to related companies	187	21
Accrued and other current liabilities	(408)	(22)
Other non-current liabilities	40	20
Derivative assets and liabilities, net	(31)	178
Net change in operating assets and liabilities, net of effects of acquisitions and deconsolidations	$(942)	$(96)
Non-cash investing and financing activities are as follows:

	Six Months Ended June 30,
	2017	2016
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$1,230	$861
Sunoco LP limited partner interest received in exchange for contribution of the Sunoco, Inc. retail business to Sunoco LP	—	194
Net gains from subsidiary common unit issuances	—	14
NON-CASH FINANCING ACTIVITIES:
Contribution of property, plant and equipment from noncontrolling interest	$988	$—

3.	INVENTORIES
Inventories consisted of the following:

	June 30, 2017	December 31, 2016
Natural gas and NGLs	$449	$699
Crude oil	—	683
Refined products	—	113
Spare parts and other	204	217
Total inventories	$653	$1,712
We utilize commodity derivatives to manage price volatility associated with our natural gas inventory. Changes in fair value of designated hedged inventory are recorded in inventory on our consolidated balance sheets and cost of products sold in our consolidated statements of operations.

4.	ADVANCES TO AND INVESTMENTS IN UNCONSOLIDATED AFFILIATES
Upon the completion of the Sunoco Logistics Merger, the Partnership deconsolidated ETP (formerly Sunoco Logistics). The Partnership holds an equity method investment in ETP due to its ownership of ETP Class E, Class G and Class K units.

The Partnership previously had outstanding 8.9 million Class E Units, 90.7 million Class G Units and 101.5 million Class K Units, all of which were held by wholly-owned subsidiaries of the Partnership and were therefore eliminated in the Partnership’s consolidated financial statements. In connection with the Sunoco Logistics Merger, all of the Partnership’s outstanding Class E, Class G and Class K units were cancelled and converted into an equal number of newly created Class E, Class G and Class K units representing limited partner interests in ETP, with the same rights, preferences, privileges, duties and obligations as such classes had immediately prior to the Sunoco Logistics Merger, as described below. Consequently, the ETP Class E, Class G and Class K units are reflected as an equity method investment in ETP by the Partnership subsequent to the Sunoco Logistics Merger. The Partnership’s equity in earnings and cash distributions related to the Class E, Class G and Class K units is as follows: (i) the Class E Units are entitled to aggregate earnings allocation and cash distributions equal to 11.1% of the total amount of cash distributed to all Unitholders, including the Class E Unitholders, up to $1.41 per unit per year, (ii) the Class G Units are entitled to earnings allocation equal to ETPs income or loss excluding any income or loss generated by ETP Holdco or its consolidated subsidiaries and aggregate cash distributions equal to 26% of the total amount of cash generated by ETP and its subsidiaries, other than ETP Holdco, and available for distribution, up to a maximum of $3.75 per Class G Unit per year, and (iii) the Class K Units are entitled to aggregate earnings allocation and cash distribution of $0.67275 per Class K Unit prior to ETP making distributions of available cash to any class of units, excluding any cash available distributions or dividends or capital stock sales proceeds received by ETP from ETP Holdco. The investment in ETP has been recorded in the Partnership’s balance sheet at the historical carrying value as of the date of the Sunoco Logistics Merger.
The following table presents aggregated selected income statement data for ETP and Citrus (on a 100% basis for all periods presented):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
ETP
Revenue	$6,576	$5,289	$13,471	$9,770
Operating income	732	715	1,386	1,329
Net income	292	472	656	848
Citrus
Revenue	$219	$214	$409	$405
Operating income	135	132	240	241
Net income	59	56	101	98
The Partnership has other equity method investments which were not, individually or in the aggregate, significant to our consolidated financial statements.

5.	FAIR VALUE MEASURES
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of June 30, 2017 was $27.55 billion and $26.37 billion, respectively. As of December 31, 2016, the aggregate fair value and carrying amount of our consolidated debt obligations was $33.85 billion and $32.93 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. During the six months ended June 30, 2017, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 based on inputs used to derive their fair values:

		Fair Value Measurements at June 30, 2017
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$9	$9	$—
Swing Swaps IFERC	3	1	2
Fixed Swaps/Futures	38	38	—
Forward Physical Swaps	4	—	4
Power:
Forwards	13	—	13
Futures	1	1	—
Natural Gas Liquids – Forwards/Swaps	74	74	—
Crude – Futures	9	9	—
Total commodity derivatives	151	132	19
Total assets	$151	$132	$19
Liabilities:
Interest rate derivatives	$(201)	$—	$(201)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(9)	(9)	—
Swing Swaps IFERC	(2)	—	(2)
Fixed Swaps/Futures	(25)	(25)	—
Forward Physical Swaps	(1)	—	(1)
Power:
Forwards	(12)	—	(12)
Futures	(1)	(1)	—
Natural Gas Liquids – Forwards/Swaps	(68)	(68)	—
Crude – Futures	(5)	(5)	—
Total commodity derivatives	(123)	(108)	(15)
Total liabilities	$(324)	$(108)	$(216)

		Fair Value Measurements at December 31, 2016
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$14	$14	$—	$—
Swing Swaps IFERC	2	—	2	—
Fixed Swaps/Futures	96	96	—	—
Forward Physical Swaps	1	—	1	—
Power:
Forwards	4	—	4	—
Futures	1	1	—	—
Options – Calls	1	1	—	—
Natural Gas Liquids – Forwards/Swaps	233	233	—	—
Refined Products – Futures	1	1	—	—
Crude – Futures	9	9	—	—
Total commodity derivatives	362	355	7	—
Total assets	$362	$355	$7	$—
Liabilities:
Interest rate derivatives	$(193)	$—	$(193)	$—
Embedded derivatives in Preferred Units	(1)	—	—	(1)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(11)	(11)	—	—
Swing Swaps IFERC	(3)	—	(3)	—
Fixed Swaps/Futures	(149)	(149)	—	—
Power:
Forwards	(5)	—	(5)	—
Futures	(1)	(1)	—	—
Natural Gas Liquids – Forwards/Swaps	(273)	(273)	—	—
Refined Products – Futures	(17)	(17)	—	—
Crude – Futures	(13)	(13)	—	—
Total commodity derivatives	(472)	(464)	(8)	—
Total liabilities	$(666)	$(464)	$(201)	$(1)

6.	DEBT OBLIGATIONS
Credit Facilities and Commercial Paper
ETLP Credit Facility
The ETLP Credit Facility allows for borrowings of up to $3.75 billion and matures in November 2019. The indebtedness under the ETLP Credit Facility is unsecured, is not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. In September 2016, ETLP initiated a commercial paper program under the borrowing limits established by the $3.75 billion ETLP Credit Facility. As of June 30, 2017, the ETLP Credit Facility had $1.54 billion of outstanding borrowings, all of which was commercial paper.

Bakken Credit Facility
In August 2016, Energy Transfer Partners, L.P., Sunoco Logistics and Phillips 66 completed project-level financing of the Bakken Pipeline. The $2.50 billion credit facility provides substantially all of the remaining capital necessary to complete the projects. As of June 30, 2017, $2.50 billion was outstanding under this credit facility.
PennTex Revolving Credit Facility
PennTex previously maintained a $275 million revolving credit commitment (the “PennTex Revolving Credit Facility”). As of June 30, 2017, the PennTex Revolving Credit Facility had $148 million of outstanding borrowings. In August 2017, the PennTex Revolving Credit Facility was repaid and terminated.
Compliance with Our Covenants
We were in compliance with all requirements, tests, limitations, and covenants related to our credit agreements as of June 30, 2017.

7.	PREFERRED UNITS
In January 2017, Energy Transfer Partners, L.P. repurchased all of its 1.9 million outstanding Preferred Units for cash in the aggregate amount of $53 million.

8.	EQUITY
In connection with the Sunoco Logistics Merger, the Energy Transfer Partners, L.P. Class H units were cancelled. The outstanding Energy Transfer Partners, L.P. Class E units, Class G units, Class I units and Class K units at the effective time of the merger were converted into an equal number of newly created classes of Sunoco Logistics units, with the same rights, preferences, privileges, duties and obligations as such classes of Energy Transfer Partners, L.P. units had immediately prior to the closing of the merger. Additionally, the outstanding Sunoco Logistics common units and Sunoco Logistics Class B units owned by Energy Transfer Partners, L.P. at the effective time of the merger were cancelled.
Common Units
Upon the completion of the Sunoco Logistics Merger, the Partnership’s equity distribution program, distribution reinvestment program and equity incentive plans have been terminated.
Bakken Equity Sale
In February 2017, Bakken Holdings Company LLC, an entity in which ETLP indirectly owns a 60% membership interest and ETP indirectly owns a 40% membership interest, sold a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by Marathon Petroleum Corporation and Enbridge Energy Partners, L.P. for $2.00 billion in cash. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access, LLC (“Dakota Access”) and Energy Transfer Crude Oil Company, LLC (“ETCO”). The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. ETLP continues to consolidate Dakota Access and ETCO subsequent to this transaction. Upon closing, ETLP and ETP collectively own a 38.25% interest in the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline”), and MarEn Bakken Company owns 36.75% and Phillips 66 owns 25.00% in the Bakken Pipeline.
PennTex Tender Offer and Limited Call Right Exercise
In June 2017, Energy Transfer Partners, L.P. purchased all of the outstanding PennTex common units not previously owned by Energy Transfer Partners, L.P. for $20.00 per common unit in cash. ETP now owns all of the economic interests of PennTex, and PennTex common units are no longer publicly traded or listed on the NASDAQ.

Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	June 30, 2017	December 31, 2016
Available-for-sale securities	$5	$2
Foreign currency translation adjustment	(5)	(5)
Actuarial gain related to pensions and other postretirement benefits	4	7
Investments in unconsolidated affiliates, net	3	4
Total AOCI, net of tax	$7	$8

9.	INCOME TAXES
For the three and six months ended June 30, 2017, the Partnership’s income tax expense included the impact of a one-time adjustment to deferred tax balances as a result of a change in apportionment and corresponding state tax rates resulting from the Sunoco Logistics Merger in April 2017, which resulted in incremental income tax expense of approximately $77 million during the periods presented. For the three and six months ended June 30, 2016, the Partnership’s income tax benefit primarily resulted from losses among the Partnership’s consolidated corporate subsidiaries.

10.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
Contingent Residual Support Agreement – AmeriGas
In connection with the closing of the contribution of its propane operations in January 2012, ETLP (formerly Energy Transfer Partners, L.P.) agreed to provide contingent residual support of $1.55 billion of intercompany borrowings made by AmeriGas and certain of its affiliates with maturities through 2022 from a finance subsidiary of AmeriGas that have maturity dates and repayment terms that mirror those of an equal principal amount of senior notes issued by this finance company subsidiary to third-party purchasers. In 2016, AmeriGas repurchased certain of its senior notes, which caused a reduction in the amount supported by ETLP under the contingent residual support agreement. In February 2017, AmeriGas repurchased a portion of its 7.00% senior notes. The remaining outstanding 7.00% senior notes were repurchased in May 2017, and ETLP no longer guarantees any AmeriGas notes.
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

We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2034. The table below reflects rental expense under these operating leases included in operating expenses in the accompanying statements of operations, which include contingent rentals, and rental expense recovered through related sublease rental income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rental expense	$14	$21	$34	$39
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
Dakota Access Pipeline
During the summer of 2016, individuals affiliated with or sympathetic to the Standing Rock Sioux Tribe (the “SRST”) began to protest the development of the pipeline project. Protesters trespassed on to the construction site, tampered with equipment, and disrupted construction activity at the site.  In response to the protests, Dakota Access filed a lawsuit in federal court in North Dakota to restrain protestors from disrupting construction and also requested a temporary restraining order (“TRO”) against the Chairman of the SRST and the protestors. The U.S. District Court granted and later dissolved a TRO enjoining protest activity. The protestors moved to dismiss the lawsuit and the Court granted their motion in May 2017.
On July 25, 2016, the U.S. Army Corps of Engineers (“USACE”) issued permits to Dakota Access consistent with environmental and historic preservation statutes for the pipeline to make two crossings of the Missouri River in North Dakota, including a crossing of the Missouri River at Lake Oahe. After significant delay, the USACE also issued easements to allow the pipeline to cross land owned by the USACE adjacent to the Missouri River in two locations. Also in July, the SRST filed a lawsuit in the U.S. District Court for the District of Columbia against the USACE that challenged the legality of the permits issued for the construction of the Dakota Access pipeline across those waterways and claimed violations of the National Historic Preservation Act (“NHPA”). The SRST also sought a preliminary injunction to rescind the USACE permits while the case is pending. Dakota Access intervened in the case. The SRST soon added a request for an emergency TRO to stop construction on the pipeline project. On September 9, 2016, the Court denied SRST’s motion for a preliminary injunction, rendering the TRO request moot.
After the September 9 ruling, the Department of the Army, the DOJ, and the Department of the Interior released a joint statement that the USACE would not grant the easement for the land adjacent to Lake Oahe until the Army completed a review to determine whether it was necessary to reconsider the USACE’s decision under various federal statutes relevant to the pipeline approval.
The SRST appealed the denial of the preliminary injunction to the U.S. Court of Appeals for the D.C. Circuit and filed an emergency motion in the U.S. District Court for an injunction pending the appeal, which was denied. The D.C. Circuit then denied the SRST’s application for an injunction pending appeal and later dismissed SRST’s appeal of the order denying the preliminary injunction motion. The SRST filed an amended complaint and added claims based on treaties between the tribes and the United States and statutes governing the use of government property.
In December 2016, the Department of the Army announced that, although its prior actions complied with the law, it intended to conduct further environmental review of the crossing at Lake Oahe. In February 2017, in response to a presidential memorandum, the Department of the Army decided that no further environmental review was necessary and delivered an easement to Dakota Access allowing the pipeline to cross Lake Oahe. Almost immediately, the Cheyenne River Sioux Tribe (“CRST”), which had intervened in the lawsuit in August 2016, moved for a preliminary injunction and TRO to block operation of the pipeline. These motions raised, for the first time, claims based on the religious rights of the tribe. The district court denied the TRO and preliminary injunction, and the CRST appealed and requested an injunction pending appeal in the district court and the D.C. Circuit. Both courts denied the CRST’s request for an injunction pending appeal. Shortly thereafter, at CRST’s request, the D.C. Circuit dismissed CRST’s appeal.
The SRST and the CRST amended their complaints to incorporate religious freedom and other claims. In addition, the Oglala and Yankton Sioux tribes have filed related lawsuits to prevent construction of the Dakota Access pipeline project. These lawsuits have been consolidated into the action initiated by the SRST. Several individual members of the Tribes have also intervened in the lawsuit asserting claims that overlap with those brought by the four tribes.
On June 14, 2017, the Court ruled on SRST’s and CRST’s motions for partial summary judgment and the USACE’s cross-motions for partial summary judgment. The Court rejected the majority of the Tribes’ assertions and granted summary judgment on most claims in favor of the USACE and Dakota Access. In particular, the Court concluded that the USACE had not violated any trust duties owed to the Tribes and had generally complied with its obligations under the Clean Water Act, the Rivers and Harbors Act, the Mineral Leasing Act, the National Environmental Policy Act (“NEPA”) and other related statutes; however, the Court remanded to the USACE three discrete issues for further analysis and explanation of its prior determination under certain of these statutes. The USACE has advised the Court that it expects to have completed this additional work by the end of 2017. The Court ordered briefing that will conclude at the end of August 2017 to determine whether the pipeline should remain in operation during the pendency of the USACE’s review process and the Court is expected to rule on this issue during September 2017. The USACE and Dakota Access have each filed a brief with the Court to oppose any shutdown of operations of the pipeline during this review process. The Court has stayed consideration of any other claims until it fully resolves the remaining issues relating to its remand order.
While we believe that the pending lawsuits are unlikely to block operation of the pipeline, we cannot assure this outcome. We cannot determine when or how these lawsuits will be resolved or the impact they may have on the Dakota Access project.
Mont Belvieu Incident
On June 26, 2016, a hydrocarbon storage well located on another operator’s facility adjacent to Lone Star NGL Mont Belvieu’s (“Lone Star”) facilities in Mont Belvieu, Texas experienced an over-pressurization resulting in a subsurface release. The subsurface release caused a fire at Lone Star’s South Terminal (CMB) and damage to Lone Star’s storage well operations at its South and North Terminals. Normal operations have resumed at the facilities with the exception of one of Lone Star’s storage wells. Lone Star is still quantifying the extent of its incurred and ongoing damages and has or will be seeking reimbursement for these losses.
MTBE Litigation
Sunoco, Inc. and/or Sunoco, Inc. (R&M), along with other refiners, manufacturers and sellers of gasoline, are defendants in lawsuits alleging MTBE contamination of groundwater. The plaintiffs, typically governmental authorities, assert product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws, and deceptive business practices. The plaintiffs seek to recover compensatory damages, and in some cases also seek natural resource damages, injunctive relief, punitive damages, and attorneys’ fees.
As of June 30, 2017, Sunoco, Inc. is a defendant in six cases, including cases initiated by the States of New Jersey, Vermont, Pennsylvania, Rhode Island, and two others by the Commonwealth of Puerto Rico with the more recent Puerto Rico action being a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. Four of these cases are venued in a multidistrict litigation proceeding in a New York federal court. The New Jersey, Puerto Rico, Vermont, and Pennsylvania plaintiffs assert natural resource damage claims.
Fact discovery has concluded with respect to an initial set of 9 sites each that will be the subject of the first trial phase in the New Jersey case and the initial Puerto Rico case. The initial set of 9 New Jersey trial sites are now pending before the United States District Judge for the District of New Jersey, the Hon. Freda L. Wolfson for the pre-trial and trial phases. The remaining portion of the New Jersey case remains in the multidistrict litigation. In early 2017, Sunoco, Inc. and Sunoco, Inc. (R&M) and two other co-defendants reached a settlement in principle with the State of New Jersey, subject to the parties agreeing on the terms and conditions of a Settlement and Release agreement, among other things. It is reasonably possible that a loss may be realized in the remaining cases; however, we are unable to estimate the possible loss or range of loss in excess of amounts accrued. An adverse determination with respect to one or more of the MTBE cases could have a significant impact on results of operations during the period in which any said adverse determination occurs, but such an adverse determination likely would not have a material adverse effect on the Partnership’s consolidated financial position.

Regency Merger Litigation
Following the January 26, 2015 announcement of the Regency merger, purported Regency unitholders filed lawsuits in state and federal courts in Dallas and Delaware asserting claims relating to the Regency Merger. All but one Regency merger-related lawsuits have been dismissed. On June 10, 2015, Adrian Dieckman (“Dieckman”), a purported Regency unitholder, filed a class action complaint on behalf of Regency’s common unitholders in the Court of Chancery of the State of Delaware. The lawsuit alleges that the Regency Merger breached the Regency partnership agreement because Regency’s conflicts committee was not properly formed, and the Regency Merger was not approved in good faith. On March 29, 2016, the Delaware Court of Chancery granted defendants’ motion to dismiss the lawsuit. Dieckman appealed. On January 20, 2017, the Delaware Supreme Court issued an order reversing the judgment of the Court of Chancery that dismissed Counts I and II of Dieckman’s Complaint. On February 21, 2017, Regency and the other defendants filed their respective Motions to Dismiss the Chancery Court matter. On May 5, 2017, Plaintiff filed an Amended Verified Class Action Complaint. Defendants then filed Motions to Dismiss the Amended Complaint and a Motion to Stay Discovery on May 19, 2017. Briefing on both of these motions is ongoing.
Enterprise Products Partners, L.P. and Enterprise Products Operating LLC Litigation
On January 27, 2014, a trial commenced between ETLP against Enterprise Products Partners, L.P. and Enterprise Products Operating LLC (collectively, “Enterprise”) and Enbridge (US) Inc.  Trial resulted in a verdict in favor of ETLP against Enterprise that consisted of $319 million in compensatory damages and $595 million in disgorgement to ETLP.  The jury also found that ETLP owed Enterprise approximately $1 million under a reimbursement agreement.  On July 29, 2014, the trial court entered a final judgment in favor of ETLP and awarded ETLP $536 million, consisting of compensatory damages, disgorgement, and pre-judgment interest.  The trial court also ordered that ETP shall be entitled to recover post-judgment interest and costs of court and that Enterprise is not entitled to any net recovery on its counterclaims.  Enterprise filed a notice of appeal with the Court of Appeals. On July 18, 2017, the Court of Appeals issued its opinion and reversed the trial court’s judgment. ETP intends to file a petition for review with the Texas Supreme Court.
Sunoco Logistics Merger Litigation
Five purported Energy Transfer Partners, L.P. common unitholders (“Plaintiffs”) separately filed seven putative unitholder class action lawsuits challenging the merger and the disclosures made in connection with the merger. The lawsuits are styled (a) Shure v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00044-UNA, in the United States District Court for the District of Delaware (the “Shure Lawsuit”); (b) Verlin v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00045-UNA, in the United States District Court for the District of Delaware (the “Verlin Lawsuit”); (c) Duany v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00058-UNA, in the United States District Court for the District of Delaware (the “Duany Lawsuit”); (d) Epstein v. Energy Transfer Partners, L.P. et. al., Case No, 1:17-cv-00069, in the United States District Court for the District of Delaware (the “Epstein Lawsuit”) and (e) Sgnilek v. Energy Transfer Partners, L.P. et al., Case No. 1:17-cv-00141, in the United States District Court for the District of Delaware (the “Sgnilek Lawsuit” and collectively with the Shure Lawsuit, Verlin Lawsuit, Duany Lawsuit, and Epstein Lawsuit, the “Lawsuits”).
Plaintiffs allege causes of action challenging the merger and the preliminary joint proxy statement/prospectus filed in connection with the merger. Plaintiffs allege that (i) defendants have violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder and (ii) the members of the ETP Board have violated Section 20(a) of the Exchange Act. Plaintiffs in the Shure Lawsuit and Verlin Lawsuit also allege that Sunoco Logistics has violated Section 20(a) of the Exchange Act. Plaintiffs also assert, in general, that the terms of the merger (including, among other terms, the merger consideration) are unfair to ETP common unitholders and resulted from an unfair and conflicted process. Based on these allegations, the Sgnilek Lawsuit alleges that (a) the ETP Board, ETP GP, ETP LLC, ETP, and ETE have breached the covenant of good faith and/or fiduciary duties, and (b) Sunoco Logistics and Sunoco Partners LLC have aided and abetted those alleged breaches.
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
On May 31, 2017, a Joint Stipulation and Order was filed (1) setting deadlines for Plaintiffs’ Amended Complaint and Defendants’ Answer; (2) dismissing Sunoco Logistics and Sunoco Partners LLC from the lawsuits; and (3) consolidating the remaining five lawsuits under the Shure Lawsuit.

Defendants believe the Lawsuits are without merit and intend to defend vigorously against the Lawsuits and any other actions challenging the merger.
Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency. As of June 30, 2017 and December 31, 2016, accruals of approximately $71 million and $77 million, respectively, were reflected on our consolidated balance sheets related to these contingent obligations. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.
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
The Ohio Environmental Protection Agency (“Ohio EPA”) has alleged that various environmental violations have occurred during construction of ETP subsidiary Rover Pipeline LLC’s (“Rover”) pipeline project. The alleged violations include inadvertent returns of drilling muds and fluids at horizontal directional drilling (“HDD”) locations in Ohio that affected waters of the State, storm water control violations, improper disposal of spent drilling mud containing diesel fuel residuals, and open burning. The alleged violations occurred from April to July, 2017. The Ohio EPA has proposed penalties of more than $900,000 in connection with the alleged violations and is seeking certain corrective actions. ETP is working with Ohio EPA to resolve the matter. The timing or outcome of this matter cannot be reasonably determined at this time; however, we do not expect there to be a material impact to our results of operations, cash flows or financial position.
In addition, on May 10, 2017, the FERC prohibited Rover from conducting HDD activities at 27 sites in Ohio. On July 31, 2017, the FERC issued an independent third party assessment of what led to the release at the Tuscarawas River site and what Rover can do to prevent reoccurrence once the HDD suspension is lifted. Rover has notified the FERC of its intention to implement the suggestions in the assessment and to implement additional voluntary protocols. The timing or outcome of this matter cannot be reasonably determined at this time; however, Rover anticipates resuming HDD activities before their suspension results in a material delay of pipeline construction.
On July 17, 2017, the West Virginia Department of Environmental Protection (“WVDEP”) issued a Cease and Desist order requiring Rover to cease any land development activity in Doddridge and Tyler Counties. Under the order, Rover has 20 days to submit a corrective action plan and schedule for agency review. The order follows several notices of violation WVDEP issued to Rover alleging stormwater non-compliance. Rover is complying with the order, has already addressed many of the stormwater control issues, and anticipates having the corrective action plan and schedule in place before the order results in a material delay of pipeline construction.
No amounts have been recorded in our June 30, 2017 or December 31, 2016 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
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
In February 2017, we received letters from the DOJ and Louisiana Department of Environmental Quality notifying Sunoco Pipeline L.P. (“SPLP”) and Mid-Valley Pipeline Company (“Mid-Valley”) that enforcement actions were being pursued for three crude oil releases: (a) an estimated 550 barrels released from the Colmesneil-to-Chester pipeline in Tyler County, Texas (“Colmesneil”) operated and owned by SPLP in February of 2013; (b) an estimated 4,509 barrels released from the Longview-to-Mayersville pipeline in Caddo Parish, Louisiana (a/k/a Milepost 51.5) operated by SPLP and owned by Mid-Valley in October of 2014; and (c) an estimated 40 barrels released from the Wakita 4-inch gathering line in Oklahoma operated and owned by SPLP in January of 2015. In May of this year, we presented to the DOJ, EPA and Louisiana Department of Environmental Quality a summary of the emergency response and remedial efforts taken by SPLP after the releases occurred as well as operational changes instituted by SPLP to reduce the likelihood of future releases. In July, we had a follow-up meeting with the DOJ, EPA and Louisiana Department of Environmental Quality during which the agencies presented their initial demand for civil penalties and injunctive relief. In short, the DOJ and EPA proposed federal penalties totaling $7 million for the three releases along with a demand for injunctive relief, and Louisiana Department of Environmental Quality proposed a state penalty of approximately $1 million to resolve the Caddo Parish release. Neither Texas nor Oklahoma state agencies have joined the penalty discussions at this point. We are currently working on a counteroffer to the Louisiana Department of Environmental Quality.
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

•	Certain gathering and processing systems are responsible for soil and groundwater remediation related to releases of hydrocarbons.

•	Currently operating Sunoco, Inc. retail sites previously contributed to Sunoco LP in January 2016.

•
Legacy sites related to Sunoco, Inc. that are subject to environmental assessments, including formerly owned terminals and other logistics assets, retail sites that Sunoco, Inc. no longer operates, closed and/or sold refineries and other formerly owned sites.

•
Sunoco, Inc. is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of June 30, 2017, Sunoco, Inc. had been named as a PRP at approximately 49 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. Sunoco, Inc. is usually one of a number of companies identified as a PRP at a site. Sunoco, Inc. has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco, Inc.’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	June 30, 2017	December 31, 2016
Current	$30	$26
Non-current	275	283
Total environmental liabilities	$305	$309
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
During the three months ended June 30, 2017 and 2016, Sunoco, Inc. recorded $8 million and $8 million, respectively, of expenditures related to environmental cleanup programs. During the six months ended June 30, 2017 and 2016, Sunoco, Inc. recorded $10 million and $14 million, respectively, of expenditures related to environmental cleanup programs.
On December 2, 2010, Sunoco, Inc. entered an Asset Sale and Purchase Agreement to sell the Toledo Refinery to Toledo Refining Company LLC (“TRC”) wherein Sunoco, Inc. retained certain liabilities associated with the pre-closing time period. On January 2, 2013, USEPA issued a Finding of Violation (“FOV”) to TRC and, on September 30, 2013, EPA issued a Notice of Violation (“NOV”)/ FOV to TRC alleging Clean Air Act violations. To date, EPA has not issued an FOV or NOV/FOV to Sunoco, Inc. directly but some of EPA’s claims relate to the time period that Sunoco, Inc. operated the refinery. Specifically, EPA has claimed that the refinery flares were not operated in a manner consistent with good air pollution control practice for minimizing emissions and/or in conformance with their design, and that Sunoco, Inc. submitted semi-annual compliance reports in 2010 and 2011 to the EPA that failed to include all of the information required by the regulations. EPA has proposed penalties in excess of $200,000 to resolve the allegations and discussions continue between the parties. The timing or outcome of this matter cannot be reasonably determined at this time, however, we do not expect there to be a material impact to our results of operations, cash flows or financial position.
Our operations are also subject to the requirements of OSHA, and comparable state laws that regulate the protection of the health and safety of employees. In addition, OSHA’s hazardous communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our past costs for OSHA required activities, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances have not had a material adverse effect on our results of operations but there is no assurance that such costs will not be material in the future.

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
We utilize swaps, futures and other derivative instruments to mitigate the risk associated with market movements in the price of refined products and NGLs. These contracts are not designated as hedges for accounting purposes.
We use financial commodity derivatives to take advantage of market opportunities in our trading activities which complement our transportation and storage segment's operations and are netted in cost of products sold in our consolidated statements of operations. We also have trading and marketing activities related to power and natural gas in our all other segment which are also netted in cost of products sold. As a result of our trading activities and the use of derivative financial instruments in our transportation and storage segment, the degree of earnings volatility that can occur may be significant, favorably or unfavorably, from period to period. We attempt to manage this volatility through the use of daily position and profit and loss reports provided to our risk oversight committee, which includes members of senior management, and the limits and authorizations set forth in our commodity risk management policy.

The following table details our outstanding commodity-related derivatives:

	June 30, 2017		December 31, 2016
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	465,000	2017	(682,500)	2017
Basis Swaps IFERC/NYMEX(1)	33,112,500	2017	2,242,500	2017
Options – Puts	11,500,000	2018	—	—
Power (Megawatt):
Forwards	497,530	2017-2018	391,880	2017-2018
Futures	(212,880)	2017-2018	109,564	2017-2018
Options – Puts	(364,000)	2017	(50,400)	2017
Options – Calls	607,200	2017	186,400	2017
Crude (Bbls) – Futures	(1,569,000)	2017	(617,000)	2017
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(3,630,000)	2017-2018	10,750,000	2017-2018
Swing Swaps IFERC	39,900,000	2017	(5,662,500)	2017
Fixed Swaps/Futures	(39,250,000)	2017-2019	(52,652,500)	2017-2019
Forward Physical Contracts	(9,302,540)	2017	(22,492,489)	2017
Natural Gas Liquid (Bbls) – Forwards/Swaps	(4,562,000)	2017-2019	(5,786,627)	2017
Refined Products (Bbls) – Futures	—	—	(2,240,000)	2017
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(32,440,000)	2017	(36,370,000)	2017
Fixed Swaps/Futures	(32,440,000)	2017	(36,370,000)	2017
Hedged Item – Inventory	32,440,000	2017	36,370,000	2017

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		June 30, 2017	December 31, 2016
July 2017(2)	Forward-starting to pay a fixed rate of 3.90% and receive a floating rate	$—	$500
July 2018(2)	Forward-starting to pay a fixed rate of 3.76% and receive a floating rate	300	200
July 2019(2)	Forward-starting to pay a fixed rate of 3.64% and receive a floating rate	300	200
July 2020(2)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	400	—
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$8	$—	$(1)	$(4)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	127	338	(109)	(416)
Commodity derivatives	16	24	(13)	(52)
Interest rate derivatives	—	—	(201)	(193)
Embedded derivatives in Preferred Units	—	—	—	(1)
	143	362	(323)	(662)
Total derivatives	$151	$362	$(324)	$(666)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Derivatives without offsetting agreements	Derivative assets (liabilities)	$—	$—	$(201)	$(194)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	16	24	(13)	(52)
Broker cleared derivative contracts	Other current assets	135	338	(110)	(420)
Total gross derivatives		151	362	(324)	(666)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(11)	(4)	11	4
Payments on margin deposit	Other current assets	(110)	(338)	110	338
Total net derivatives		$30	$20	$(203)	$(324)
We disclose the non-exchange traded financial derivative instruments as price risk management assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$6	$21	$2	$17
Total		$6	$21	$2	$17

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$15	$(7)	$26	$(16)
Commodity derivatives – Non-trading	Cost of products sold	8	(48)	(2)	(43)
Interest rate derivatives	Losses on interest rate derivatives	(25)	(81)	(20)	(151)
Embedded derivatives	Other, net	—	(4)	1	(4)
Total		$(2)	$(140)	$5	$(214)

12.	RELATED PARTY TRANSACTIONS
In June 2017, the Partnership acquired all of the publicly held PennTex common units through a tender offer and exercise of a limited call right, as further discussed in Note 8.
We previously had agreements with ETE to provide services on its behalf and on behalf of other subsidiaries of ETE, which included the reimbursement of various operating and general and administrative expenses incurred by us on behalf of ETE and its subsidiaries. These agreements expired in 2016.
The Partnership also has related party transactions with several of its equity method investees. In addition to commercial transactions, these transactions include the provision of certain management services and leases of certain assets.
The following table summarizes the affiliate revenues on our consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Affiliated revenues	$42	$133	$160	$207

The following table summarizes the related company balances on our consolidated balance sheets:

	June 30, 2017	December 31, 2016
Accounts receivable from related companies:
ETE	$—	$22
ETP	762	—
Sunoco LP	179	96
PES	1	6
FGT	9	15
Lake Charles LNG	1	4
Trans-Pecos Pipeline, LLC	4	1
Comanche Trail Pipeline, LLC	1	—
Traverse Rover LLC	100	—
Other	59	65
Total accounts receivable from related companies:	$1,116	$209

Accounts payable to related companies:
ETP	$47	$—
Sunoco LP	177	20
FGT	—	1
Lake Charles LNG	2	3
Other	3	19
Total accounts payable to related companies:	$229	$43

	June 30, 2017	December 31, 2016
Long-term notes receivable (payable) – related companies:
Sunoco LP	$87	$87
Phillips 66	—	(250)
Net long-term notes receivable (payable) – related companies	$87	$(163)

13.	REPORTABLE SEGMENTS
Our financial statements reflect the following reportable segments, which conduct their business in the United States, as follows:
•intrastate transportation and storage;
•interstate transportation and storage;
•midstream;
•liquids transportation and services;
•investment in ETP; and
•all other.
As discussed in Note 1, Sunoco Logistics changed its name to ETP upon the completion of the Sunoco Logistics Merger. Accordingly, the reportable segment previously named “Investment in Sunoco Logistics” has been renamed “Investment in ETP.” For periods prior to the Sunoco Logistics Merger, this reportable segment reflects the consolidated results of Sunoco Logistics. For periods subsequent to the Sunoco Logistics Merger, this segment reflects the investments in ETP’s Class E, Class G and Class K units that continue to be held by the Partnership’s subsidiaries, which are accounted for under the equity method.

The Partnership previously presented its retail marketing business as a separate reportable segment. Due to the transfer of the general partner interest of Sunoco LP from ETLP to ETE in 2015 and completion of the dropdown of remaining Retail Marketing interests from ETLP to Sunoco LP in March 2016, all of the Partnership’s retail marketing business has been deconsolidated. The only remaining retail marketing assets are the limited partner units of Sunoco LP. As of June 30, 2017, the Partnership’s interest in Sunoco LP common units consisted of 43.5 million units, representing 43.7% of Sunoco LP’s total outstanding common units. This equity method investment in Sunoco LP has now been aggregated into the all other segment. Consequently, the retail marketing business that was previously consolidated has also been aggregated in the all other segment for all periods presented.
Intersegment and intrasegment transactions are generally based on transactions made at market-related rates. Consolidated revenues and expenses reflect the elimination of all material intercompany transactions.
Revenues from our intrastate transportation and storage segment are primarily reflected in natural gas sales and gathering, transportation and other fees. Revenues from our interstate transportation and storage segment are primarily reflected in gathering, transportation and other fees. Revenues from our midstream segment are primarily reflected in natural gas sales, NGL sales and gathering, transportation and other fees. Revenues from our liquids transportation and services segment are primarily reflected in NGL sales and gathering, transportation and other fees. Revenues from our investment in ETP segment are primarily reflected in crude sales. Revenues from our all other segment are primarily reflected in other.
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

The following tables present financial information by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$699	$428	$1,467	$874
Intersegment revenues	54	113	102	225
	753	541	1,569	1,099
Interstate transportation and storage:
Revenues from external customers	201	229	432	483
Intersegment revenues	6	5	10	10
	207	234	442	493
Midstream:
Revenues from external customers	640	690	1,205	1,217
Intersegment revenues	977	640	2,049	1,205
	1,617	1,330	3,254	2,422
Liquids transportation and services:
Revenues from external customers	1,391	1,099	2,899	1,928
Intersegment revenues	112	11	226	101
	1,503	1,110	3,125	2,029
Investment in ETP:
Revenues from external customers	991	2,250	4,176	3,979
Intersegment revenues	11	18	45	66
	1,002	2,268	4,221	4,045
All other:
Revenues from external customers	816	593	1,454	1,289
Intersegment revenues	54	118	186	276
	870	711	1,640	1,565
Eliminations	(1,214)	(905)	(2,618)	(1,883)
Total revenues	$4,738	$5,289	$11,633	$9,770

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Segment Adjusted EBITDA:
Intrastate transportation and storage	$148	$149	$317	$328
Interstate transportation and storage	262	278	527	570
Midstream	412	298	732	561
Liquids transportation and services	319	220	578	447
Investment in ETP	252	245	530	594
All other	107	180	230	282
Total	1,500	1,370	2,914	2,782
Depreciation, depletion and amortization	(473)	(496)	(1,033)	(966)
Interest expense, net	(320)	(317)	(659)	(636)
Losses on interest rate derivatives	(25)	(81)	(20)	(151)
Non-cash unit-based compensation expense	(14)	(19)	(37)	(38)
Unrealized gains (losses) on commodity risk management activities	34	(18)	98	(81)
Inventory valuation adjustments	—	132	2	106
Adjusted EBITDA related to unconsolidated affiliates	(347)	(252)	(586)	(471)
Equity in earnings of unconsolidated affiliates	23	119	96	195
Other, net	43	25	65	41
Income before income tax expense (benefit)	$421	$463	$840	$781

	June 30, 2017	December 31, 2016
Assets:
Intrastate transportation and storage	$7,129	$5,164
Interstate transportation and storage	12,153	10,833
Midstream	17,240	18,011
Liquids transportation and services	12,651	11,296
Investment in ETP	7,462	18,819
All other	5,757	6,068
Total assets	$62,392	$70,191

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(Tabular dollar amounts are in millions)
The following is a discussion of our historical consolidated financial condition and results of operations, and should be read in conjunction with (i) our historical consolidated financial statements and accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q; (ii) Energy Transfer Partners, L.P.’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on February 24, 2017; and (iii) our management’s discussion and analysis of financial condition and results of operations included in our 2016 Form 10-K. This discussion includes forward-looking statements that are subject to risk and uncertainties. Actual results may differ substantially from the statements we make in this section due to a number of factors that are discussed in “Part I – Item 1A. Risk Factors” of the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.
References to “we,” “us,” “our,” the “Partnership” and “ETLP” shall mean Energy Transfer, LP and its subsidiaries. See Note 1 to the consolidated financial statements for information related to the entity’s recent name change.
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

•	Crude oil and NGLs transportation, and acquisition and marketing activities, as well as NGL storage and fractionation services.
RECENT DEVELOPMENTS
Rover Contribution Agreement
In July 2017, ETP announced that it had entered into a contribution agreement, whereby the Partnership will receive approximately $1.57 billion in exchange for a 49.9% interest in the holding company that owns 65% of the Rover pipeline. The transaction is expected to close in October 2017, subject to customary closing conditions.
PennTex Tender Offer and Limited Call Right Exercise
In June 2017, Energy Transfer Partners, L.P. purchased all of the outstanding PennTex common units not previously owned by Energy Transfer Partners, L.P. for $20.00 per common unit in cash. ETP now owns all of the economic interests of PennTex, and PennTex common units are no longer publicly traded or listed on the NASDAQ.
Sunoco Logistics Merger
In April 2017, Energy Transfer Partners, L.P. and Sunoco Logistics completed the merger transaction (the “Sunoco Logistics Merger”) in which Sunoco Logistics acquired Energy Transfer Partners, L.P. in a unit-for-unit transaction. Under the terms of the transaction, the unitholders received 1.5 common units of Sunoco Logistics for each Energy Transfer Partners, L.P. common unit they owned. Under the terms of the merger agreement, Sunoco Logistics’ general partner was merged with and into ETP GP, with ETP GP surviving as an indirect wholly-owned subsidiary of ETE. As referenced above, following the completion of the Sunoco Logistics Merger, ETLP deconsolidated Sunoco Logistics.
Bakken Equity Sale
In February 2017, Bakken Holdings Company LLC, an entity in which ETLP indirectly owns a 60% membership interest and ETP indirectly owns a 40% membership interest, sold a 49% interest in its wholly-owned subsidiary, Bakken Pipeline Investments LLC, to MarEn Bakken Company LLC, an entity jointly owned by Marathon Petroleum Corporation and Enbridge Energy Partners, L.P. for $2.00 billion in cash. Bakken Pipeline Investments LLC indirectly owns a 75% interest in each of Dakota Access, LLC (“Dakota Access”) and Energy Transfer Crude Oil Company, LLC (“ETCO”). The remaining 25% of each of Dakota Access and ETCO is owned by wholly-owned subsidiaries of Phillips 66. ETLP continues to consolidate Dakota Access and ETCO subsequent to this transaction. Upon closing, ETLP and ETP collectively own a 38.25% interest in the Dakota Access Pipeline and Energy Transfer Crude Oil Pipeline projects (collectively, the “Bakken Pipeline”), and MarEn Bakken Company owns 36.75% and Phillips 66 owns 25.00% in the Bakken Pipeline.

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
Segment Adjusted EBITDA, as reported for each segment in the table below, is analyzed for each segment in the section below titled “Segment Operating Results.” Total Segment Adjusted EBITDA, as presented below, is equal to the consolidated measure of Adjusted EBITDA, which is a non- GAAP measure used by industry analysts, investors, lenders and rating agencies to assess the financial performance and the operating results of the Partnership’s fundamental business activities and should not be considered in isolation or as a substitution for net income, income from operations, cash flows from operating activities or other GAAP measures. Our definition of total or consolidated Adjusted EBITDA is consistent with the definition of Segment Adjusted EBITDA above.
Consolidated Results

	Six Months Ended June 30,
	2017	2016	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$317	$328	$(11)
Interstate transportation and storage	527	570	(43)
Midstream	732	561	171
Liquids transportation and services	578	447	131
Investment in ETP	530	594	(64)
All other	230	282	(52)
Total	2,914	2,782	132
Depreciation, depletion and amortization	(1,033)	(966)	(67)
Interest expense, net	(659)	(636)	(23)
Losses on interest rate derivatives	(20)	(151)	131
Non-cash unit-based compensation expense	(37)	(38)	1
Unrealized gains (losses) on commodity risk management activities	98	(81)	179
Inventory valuation adjustments	2	106	(104)
Adjusted EBITDA related to unconsolidated affiliates	(586)	(471)	(115)
Equity in earnings of unconsolidated affiliates	96	195	(99)
Other, net	65	41	24
Income before income tax (expense) benefit	840	781	59
Income tax (expense) benefit	(126)	67	(193)
Net income	$714	$848	$(134)
Upon the completion of the Sunoco Logistics Merger, the Partnership deconsolidated ETP (formerly Sunoco Logistics). The Investment in ETP segment for the six months ended June 30, 2017 includes consolidated results of Sunoco Logistics through the merger date in April 2017 and the Partnership’s equity method Investment in ETP for May and June 2017 due to its ownership of ETP Class E, Class G and Class K units. The Investment in ETP segment for the six months ended June 30, 2016 represents consolidated results of Sunoco Logistics.
Segment Adjusted EBITDA. Segment Adjusted EBITDA increased for the six months ended June 30, 2017 compared to the same period last year primarily due to the Midstream and Liquids Transportation and Services segments. The increase in the Midstream segment was primarily due to (i) higher realized crude, NGL and natural gas prices, which resulted in an increase of $93 million in non-fee based margin, (ii) a $36 million increase in non-fee based margin due to volume increases in the Permian, partially offset by declines in the South Texas, North Texas, and Mid-Continent/Panhandle regions, (iii) an increase of $24 million in fee-based margin due to minimum volume commitments in the South Texas region, as well as volume increases in the Permian and Northeast regions, partially offset by declines in South Texas, North Texas and the Mid-Continent/Panhandle regions, and (iv) an increase of $42 million in fee-based margin due to recent acquisitions, include PennTex. These increases in the Midstream segment were partially offset by an increase of $13 million in operating expenses primarily due to recent acquisitions and a $9 million increase in selling, general and administrative expenses due to impacts from capitalized overhead, shared services allocation and insurance allocation, as well as the impact of recent acquisitions. The increase in the Liquids Transportation and Services segment included an increase of $40 million in fractionation and refinery services margin, primarily due to higher NGL volumes from most major producing regions, and the remainder of the increase in the segment was primarily due to higher volumes on our NGL pipelines and fractionators. The decrease in the Intrastate Transportation and Storage segment was primarily due to a $30 million decrease from renegotiated transportation contract resulting in lower billed volumes and a $21 million decrease in storage margin due to the impacts of market price changes on storage gas and financial derivatives; these decreases were partially offset by higher realized gains from pipeline optimization activity due to more favorable market conditions. The decrease in the Interstate Transportation and Storage segment was primarily due to lack of customer demand driven by weak spreads and mild weather; in addition, contract restructuring resulted in a $14 million decrease in revenues on the Tiger pipeline. The decrease in the Investment in ETP segment was primarily due to the deconsolidation of ETP (formerly Sunoco Logistics) upon the closing of the Sunoco Logistics Merger. The decrease in the All Other segment was primarily due to increased operating expenses of $18 million due to an increase in revenue-generating horsepower in our compression business; higher selling, general and administrative expenses of $10 million primarily from higher transaction-related expenses; a decrease of $27 million in Adjusted EBITDA related to our investment in PES; and a decrease of $38 million from the termination of management fees previously paid by ETE to the Partnership; partially offset by a one-time fee of $15 million received from a joint venture affiliate in the three months ended June 30, 2017.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased for the six months ended June 30, 2017 compared to the same period last year primarily due to additional depreciation from assets recently placed in service and recent acquisitions, offset by reduction due to the deconsolidation of Sunoco Logistics in connection with the Sunoco Logistics Merger.
Losses on Interest Rate Derivatives. Losses on interest rate derivatives during the six months ended June 30, 2017 and 2016 resulted from decreases in forward interest rates, which caused our forward-starting swaps to decrease in value.
Unrealized Gains (Losses) on Commodity Risk Management Activities. Unrealized gains and losses on commodity risk management activities include unrealized amounts that are included in cost of products sold.  These amounts are not included in Segment Adjusted EBITDA; therefore, the unrealized losses are subtracted and the unrealized gains are added back to reconcile from total Segment Adjusted EBITDA to net income.  For the six months ended June 30, 2017 compared to the same period last year, the change in unrealized gains and losses on commodity risk management activities primarily reflected the following:

•
in our intrastate transportation and other segment, $25 million related to our natural gas storage activities due to the movement in market price of the physical gas and financial derivatives used to hedge that gas, $5 million related to retained fuel sales and storage segment, $7 million related to natural gas sales and other;

•	in our midstream segment, $19 million related to non-fee based margin;

•	in our liquids transportation and services segment, $84 million related to liquids marketing activities; and

•	in our all other segment, $35 million related to natural gas marketing activities.
Inventory Valuation Adjustments. Inventory valuation reserve adjustments were recorded for crude oil, NGLs and refined products inventories as a result of commodity price changes during the respective periods.
Adjusted EBITDA Related to Unconsolidated Affiliates and Equity in Earnings of Unconsolidated Affiliates. See additional information in “Supplemental Information on Unconsolidated Affiliates” below.
Other, net. Includes amortization of regulatory assets and other income and expense amounts.
Income Tax (Expense) Benefit. The Partnership’s income tax expense included the impact of a one-time adjustment to deferred tax balances as a result of a change in apportionment and corresponding state tax rates resulting from the Sunoco Logistics Merger in April 2017, which resulted in incremental income tax expense of approximately $77 million during the periods presented. For the six months ended June 30, 2017, the total impact of statutory rate changes was $113 million, including the $77 million impact from the Sunoco Logistics Merger and statutory rate changes in the prior year. The remainder of the increase in income tax expense for the six months ended June 30, 2017 was primarily due to higher earnings among the Partnership’s consolidated corporate subsidiaries.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Six Months Ended June 30,
	2017	2016	Change
Equity in earnings (losses) of unconsolidated affiliates:
Citrus	$51	$49	$2
FEP	25	26	(1)
PES	(6)	1	(7)
MEP	20	22	(2)
HPC	12	15	(3)
AmeriGas	2	17	(15)
Sunoco LP	(124)	38	(162)
ETP	88	—	88
Other	28	27	1
Total equity in earnings of unconsolidated affiliates	$96	$195	$(99)

Adjusted EBITDA related to unconsolidated affiliates(1):
Citrus	$163	$161	$2
FEP	37	37	—
PES	16	21	(5)
MEP	43	47	(4)
HPC	27	30	(3)
Sunoco LP	137	125	12
ETP	112	—	112
Other	51	50	1
Total Adjusted EBITDA related to unconsolidated affiliates	$586	$471	$115

Distributions received from unconsolidated affiliates:
Citrus	$63	$62	$1
FEP	10	30	(20)
AmeriGas	6	6	—
MEP	93	39	54
HPC	13	25	(12)
Sunoco LP	72	66	6
ETP	156	—	156
Other	34	27	7
Total distributions received from unconsolidated affiliates	$447	$255	$192

(1)
These amounts represent our proportionate share of the Adjusted EBITDA of our unconsolidated affiliates and are based on our equity in earnings or losses of our unconsolidated affiliates adjusted for our proportionate share of the unconsolidated affiliates’ interest, depreciation, depletion, amortization, non-cash items and taxes.

ESTIMATES AND CRITICAL ACCOUNTING POLICIES
The Partnership’s critical accounting policies have not changed subsequent to those reported in its Annual Report on Form 10-K for the year ended December 31, 2016. The following information is provided to supplement the Form 10-K disclosures specifically related to impairment of long-lived assets and goodwill.

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
The Partnership determined the fair value of its reporting units using a weighted combination of the discounted cash flow method and the guideline company method. Determining the fair value of a reporting unit requires judgment and the use of significant estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating margins, weighted average costs of capital and future market conditions, among others. The Partnership believes the estimates and assumptions used in our impairment assessments are reasonable and based on available market information, but variations in any of the assumptions could result in materially different calculations of fair value and determinations of whether or not an impairment is indicated. Under the discounted cash flow method, the Partnership determined fair value based on estimated future cash flows of each reporting unit including estimates for capital expenditures, discounted to present value using the risk-adjusted industry rate, which reflect the overall level of inherent risk of the reporting unit. Cash flow projections are derived from one year budgeted amounts and five year operating forecasts plus an estimate of later period cash flows, all of which are evaluated by management. Subsequent period cash flows are developed for each reporting unit using growth rates that management believes are reasonably likely to occur. Under the guideline company method, the Partnership determined the estimated fair value of each of our reporting units by applying valuation multiples of comparable publicly-traded companies to each reporting unit’s projected EBITDA and then averaging that estimate with similar historical calculations using a three year average. In addition, the Partnership estimated a reasonable control premium representing the incremental value that accrues to the majority owner from the opportunity to dictate the strategic and operational actions of the business.
One key assumption for the measurement of goodwill impairment is management’s estimate of future cash flows and EBITDA. These estimates are based on the annual budget for the upcoming year and forecasted amounts for multiple subsequent years. The annual budget process is typically completed near the annual goodwill impairment testing date, and management uses the most recent information for the annual impairment tests. The forecast is also subjected to a comprehensive update annually in conjunction with the annual budget process and is revised periodically to reflect new information and/or revised expectations. The estimates of future cash flows and EBITDA are subjective in nature and are subject to impacts from the business risks described in “Item 1A. Risk Factors.” Therefore, the actual results could differ significantly from the amounts used for goodwill impairment testing, and significant changes in fair value estimates could occur in a given period.
The goodwill impairments recorded by the Partnership during the years ended December 31, 2016 and 2015 represented all of the goodwill within the respective reporting units.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 3, Quantitative and Qualitative Disclosures About Market Risk, has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H to Form 10-Q.
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
Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of June 30, 2017 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)–15(f) or Rule 15d–15(f) of the Exchange Act) during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see the Partnership’s Form 10-K for the year ended December 31, 2016 and Note 10 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer, LP and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
The EPA has brought a federal court action against SPLP and Mid-Valley for violations of the Clean Water Act (“CWA”). The United States’ complaint alleges that SPLP and Mid-Valley violated Sections 311(b)(7)(A) and 301(a) of the CWA when, during three separate releases, pipelines operated by SPLP and owned by SPLP or Mid-Valley Pipeline Company discharged oil. See 33 U.S.C. §§ 1311(a) and 1321(b)(7)(A). In particular, the three releases at issue occurred (1) on February 23, 2013, in Tyler County, Texas, when a reported 550 barrels of oil were discharged; (2) on October 13, 2014, in Caddo Parish, Louisiana, when a reported 4,509 barrels of oil were discharged; and (3) on January 20, 2015, in Grant County, Oklahoma, when a reported 40 barrels of oil were discharged.  Potential fines from the DOJ are $7 million and from the State of Louisiana are approximately $1 million. The Partnership is currently in discussions to resolve these matters.
Mont Belvieu received a Notice of Enforcement (“NOE”) with an Agreed Order from the Texas Commission on Environmental Quality and has a pending settlement for $1 million.  The NOE was for the two violations.
Energy Transfer Company Field Services, LLC received a settlement offer from the New Mexico Environmental Department (“NMED”) on July 20, 2017 for allegations of violations of New Mexico air regulations related to Jal #3 facilities.  The alleged violation occurred during the period of September 1, 2016 through December 31, 2016.  The NMED is offering to settle the violations with a civil penalty of $1 million.
Energy Transfer Company Field Services, LLC received a settlement offer from the NMED on May 25, 2017 for allegations of violations of New Mexico air regulations related to Jal #3 facilities. The alleged violation occurred during the period of March 24, 2014 through September 30, 2014. The NMED is offering to settle the violations with a civil penalty of $0.4 million.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors described in Part I, Item 1A in the Partnership’s Annual Report on Form 10-K for the previous fiscal year ended December 31, 2016.

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

ENERGY TRANSFER, LP

		By:	SXL Acquisition Sub LLC,
its General Partner

Date:	August 9, 2017	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Senior Vice President, Controller and Principal Accounting Officer (duly authorized to sign on behalf of the registrant)