Form 10-Q
period 2017-09-30
Energy Transfer, LP
filed 2017-11-08
CIK 1012569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Citrus	Citrus, LLC

CrossCountry	CrossCountry Energy, LLC

DOJ	U.S. Department of Justice

ETC Compression	ETC Compression, LLC

EPA	Environmental Protection Agency

ETC FEP	ETC Fayetteville Express Pipeline, LLC

ETC MEP	ETC Midcontinent Express Pipeline, L.L.C.

ETC OLP	La Grange Acquisition, L.P., which conducts business under the assumed name of Energy Transfer Company

ETC Tiger	ETC Tiger Pipeline, LLC

ETE	Energy Transfer Equity, L.P., a publicly traded partnership and the owner of ETP LLC for the periods presented herein

ET Interstate	Energy Transfer Interstate Holdings, LLC

ET Rover	ET Rover Pipeline LLC

ETLP Credit Facility	The Partnership’s $3.75 billion revolving credit facility

ETP	Energy Transfer Partners, L.P. subsequent to the close of the merger of Sunoco Logistics Partners L.P. and Energy Transfer Partners, L.P.

ii

ETP GP	Energy Transfer Partners GP, L.P., the general partner of ETP

ETP Holdco	ETP Holdco Corporation

ETP LLC	Energy Transfer Partners, L.L.C., the general partner of ETP GP

Exchange Act	Securities Exchange Act of 1934

FEP	Fayetteville Express Pipeline LLC

FERC	Federal Energy Regulatory Commission

FGT	Florida Gas Transmission Company, LLC

GAAP	accounting principles generally accepted in the United States of America

HPC	RIGS Haynesville Partnership Co. and its wholly-owned subsidiary, Regency Intrastate Gas LP

IDRs	incentive distribution rights

Lake Charles LNG	Lake Charles LNG Company, LLC (previously named Trunkline LNG Company, LLC), a subsidiary of ETE

LIBOR	London Interbank Offered Rate

MEP	Midcontinent Express Pipeline LLC

MMBtu	million British thermal units

MMcf	million cubic feet

MTBE	methyl tertiary butyl ether

NGL	natural gas liquid, such as propane, butane and natural gasoline

NYMEX	New York Mercantile Exchange

OSHA	federal Occupational Safety and Health Act

OTC	over-the-counter

Panhandle	Panhandle Eastern Pipe Line Company, LP and its subsidiaries

PCBs	polychlorinated biphenyls

PennTex	PennTex Midstream Partners, LP

PES	Philadelphia Energy Solutions, a refining joint venture

Preferred Units	ETP Series A cumulative convertible preferred units

Regency	Regency Energy Partners LP

Retail Holdings	ETP Retail Holdings, LLC, a wholly-owned subsidiary of Sunoco, Inc.

Rover	Rover Pipeline LLC, a subsidiary of ETP

Sea Robin	Sea Robin Pipeline Company, LLC, a subsidiary of Panhandle

SEC	Securities and Exchange Commission

Sunoco Logistics	Sunoco Logistics Partners L.P.

Transwestern	Transwestern Pipeline Company, LLC

Trunkline	Trunkline Gas Company, LLC, a subsidiary of Panhandle
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

iii

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ENERGY TRANSFER, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$281	$360
Accounts receivable, net	1,351	3,002
Accounts receivable from related companies	798	209
Inventories	679	1,712
Income taxes receivable	151	128
Derivative assets	4	20
Other current assets	156	298
Total current assets	3,420	5,729

Property, plant and equipment	49,651	58,220
Accumulated depreciation and depletion	(7,281)	(7,303)
	42,370	50,917

Advances to and investments in unconsolidated affiliates	11,509	4,280
Other non-current assets, net	664	672
Intangible assets, net	3,910	4,696
Goodwill	2,294	3,897
Total assets	$64,167	$70,191

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER, LP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions)
(unaudited)

	September 30, 2017	December 31, 2016
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$1,272	$2,900
Accounts payable to related companies	314	43
Derivative liabilities	78	166
Accrued and other current liabilities	2,019	1,905
Current maturities of long-term debt	710	1,189
Total current liabilities	4,393	6,203

Long-term debt, less current maturities	25,987	31,741
Long-term notes payable – related company	—	250
Non-current derivative liabilities	132	76
Deferred income taxes	4,237	4,394
Other non-current liabilities	969	952

Commitments and contingencies
Preferred Units	—	33
Redeemable noncontrolling interests	—	15

Equity:
Partner’s capital	25,025	18,634
Accumulated other comprehensive income	14	8
Total partner’s capital	25,039	18,642
Noncontrolling interest	3,410	7,885
Total equity	28,449	26,527
Total liabilities and equity	$64,167	$70,191

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUES:
Natural gas sales	$1,098	$1,069	$3,132	$2,602
NGL sales	1,737	1,249	4,762	3,339
Crude sales	3	1,649	3,074	4,572
Gathering, transportation and other fees	1,032	986	3,038	2,991
Refined product sales	—	177	626	656
Other	229	401	1,116	1,141
Total revenues	4,099	5,531	15,748	15,301
COSTS AND EXPENSES:
Cost of products sold	2,568	3,844	10,739	10,280
Operating expenses	382	475	1,290	1,359
Depreciation, depletion and amortization	472	503	1,507	1,469
Selling, general and administrative	87	71	284	226
Total costs and expenses	3,509	4,893	13,820	13,334
OPERATING INCOME	590	638	1,928	1,967
OTHER INCOME (EXPENSE):
Interest expense, net	(334)	(345)	(993)	(981)
Equity in earnings of unconsolidated affiliates	206	65	302	260
Impairment of investment in an unconsolidated affiliate	—	(308)	—	(308)
Losses on interest rate derivatives	(8)	(28)	(28)	(179)
Other, net	69	52	161	96
INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)	523	74	1,370	855
Income tax expense (benefit)	(120)	(64)	9	(131)
NET INCOME	643	138	1,361	986
Less: Net income attributable to noncontrolling interest	106	64	235	231
NET INCOME ATTRIBUTABLE TO PARTNERS	$537	$74	$1,126	$755

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in millions)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$643	$138	$1,361	$986
Other comprehensive income (loss), net of tax:
Change in value of available-for-sale securities	2	—	5	5
Actuarial gain (loss) relating to pension and other postretirement benefit plans	5	—	2	(3)
Foreign currency translation adjustments	—	—	—	(1)
Change in other comprehensive income from unconsolidated affiliates	—	2	(1)	(9)
	7	2	6	(8)
Comprehensive income	650	140	1,367	978
Less: Comprehensive income attributable to noncontrolling interest	106	64	235	231
Comprehensive income attributable to partners	$544	$76	$1,132	$747

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017
(Dollars in millions)
(unaudited)

	Partner’s Capital	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total
Balance, December 31, 2016	$18,634	$8	$7,885	$26,527
Distributions to partners	(889)	—	—	(889)
Distributions to noncontrolling interest	—	—	(292)	(292)
Units issued for cash	885	—	—	885
Capital contributions from noncontrolling interests	—	—	1,895	1,895
PennTex unit acquisition	(49)	—	(231)	(280)
Sunoco Logistics Merger	4,033	—	(6,802)	(2,769)
Sale of Bakken Pipeline interest	1,260	—	740	2,000
Other comprehensive income, net of tax	—	6	—	6
Other, net	25	—	(20)	5
Net income	1,126	—	235	1,361
Balance, September 30, 2017	$25,025	$14	$3,410	$28,449

The accompanying notes are an integral part of these consolidated financial statements.

ENERGY TRANSFER, LP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in millions)
(unaudited)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$1,361	$986
Reconciliation of net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,507	1,469
Deferred income taxes	(1)	(154)
Amortization included in interest expense	(1)	(16)
Inventory valuation adjustments	(2)	(143)
Unit-based compensation expense	52	60
Impairment of investment in an unconsolidated affiliate	—	308
Distributions on unvested awards	(20)	(19)
Equity in earnings of unconsolidated affiliates	(302)	(260)
Distributions from unconsolidated affiliates	636	292
Other non-cash	(170)	(230)
Net change in operating assets and liabilities, net of effects of acquisition	(337)	172
Net cash provided by operating activities	2,723	2,465
INVESTING ACTIVITIES
Proceeds from Bakken Pipeline Transaction	2,000	—
Proceeds from the Sunoco, Inc. retail business to Sunoco LP transaction	—	2,200
Cash paid for acquisition of PennTex noncontrolling interest	(280)	—
Cash paid for all other acquisitions	(142)	(159)
Deconsolidation of Sunoco Logistics	(75)	—
Capital expenditures, excluding allowance for equity funds used during construction	(5,268)	(5,787)
Contributions in aid of construction costs	18	44
Contributions to unconsolidated affiliates	(234)	(47)
Distributions from unconsolidated affiliates in excess of cumulative earnings	111	112
Proceeds from the sale of assets	31	6
Change in restricted cash	—	(8)
Other	(1)	(1)
Net cash used in investing activities	(3,840)	(3,640)
FINANCING ACTIVITIES
Proceeds from borrowings	16,608	13,073
Repayments of long-term debt	(15,864)	(11,308)
Cash paid to affiliate notes	(255)	(1)
Units issued for cash	885	794
Subsidiary units issued for cash	—	1,305
Capital contributions from noncontrolling interest	907	187
Distributions to partners	(889)	(2,669)
Distributions to noncontrolling interest	(292)	(334)
Redemption of Series A Preferred Units	(53)	—
Debt issuance costs	(20)	(22)
Other	11	—
Net cash provided by financing activities	1,038	1,025
Decrease in cash and cash equivalents	(79)	(150)
Cash and cash equivalents, beginning of period	360	527
Cash and cash equivalents, end of period	$281	$377

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
For prior periods reported herein, certain transactions related to the business of legacy Sunoco Logistics have been reclassified from cost of products sold to operating expenses; these transactions include sales between operating subsidiaries and their marketing affiliates. These reclassifications had no impact on net income or total equity.
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
Recent Accounting Pronouncements
ASU 2014-09
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which clarifies the principles for recognizing revenue based on the core principle that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Partnership expects to adopt ASU 2014-09 in the first quarter of 2018 and will apply the cumulative catchup transition method, which requires recognition, upon the date of initial application, of the cumulative effect of the retrospective application of the standard.
We are continuing the process of evaluating our revenue contracts by segment and fee type to determine the potential impact of adopting the new standard. At this point in our evaluation process, we have determined that the timing and/or amount of revenue that we recognize on certain contracts (as discussed below) may be impacted by the adoption of the new standard; however, we are still in the process of quantifying these impacts and cannot say whether or not they would be material to our financial statements.
We currently anticipate a change to revenues and costs associated with the accounting for noncash consideration in multiple of our reportable segments as well as the accounting for certain processing contracts in our midstream segment. We do not expect these changes in the accounting for noncash consideration or processing contracts to impact net income.
We are still evaluating the potential impact of the adoption of ASU 2014-09 to contributions in aid of construction costs (“CIAC”) arrangements and materiality of any related changes. While we do not expect any impacts to net income from the application of the standard to other transactions, we have not concluded whether the application of the standard to CIAC transactions could impact net income.
We continue to assess the impact of the disclosure requirements under the new standard and are evaluating the manner in which we will disaggregate revenue into categories that show how economic factors affect the nature, timing and uncertainty of revenue and cash flows generated from contracts with customers. In addition, we are in the process of implementing appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard. We continue to monitor additional authoritative or interpretive guidance related to the new standard as it becomes available, as well as comparing our conclusions on specific interpretative issues to other peers in our industry, to the extent that such information is available to us.
ASU 2016-02
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
ASU 2016-09
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
ASU 2016-16
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
ASU 2016-17
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
ASU 2017-04
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
ASU 2017-12
In August 2017, the FASB issued ASU No. 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The amendments in this update improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this update make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. This ASU is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Partnership is currently evaluating the impact that adopting this new standard will have on the consolidated financial statements and related disclosures.

2.	ACQUISITIONS AND CONTRIBUTION TRANSACTIONS
Rover Contribution Agreement
In July 2017, ETP announced that it had entered into a contribution agreement with a fund managed by Blackstone Energy Partners and Blackstone Capital Partners (“Blackstone”), for the purchase by Blackstone of a 49.9% interest in the holding company that owns 65% of the Rover pipeline (“Rover Holdco”). The agreement with Blackstone required Blackstone to contribute, at closing, funds to reimburse ETP for its pro rata share of the Rover construction costs incurred by ETP through the closing date, along with the payment of additional amounts subject to certain adjustments. The transaction closed in October 2017.  As a result of this closing, Rover Holdco is now owned 50.1% by ETP and 49.9% by Blackstone.
West Texas Gulf Pipe Line Contribution
In August 2017, certain wholly-owned subsidiaries of ETP contributed their equity ownership of West Texas Gulf Pipe Line (“WTG”) Company to ETP Holdco. This contribution is considered a transaction between commonly controlled entities and therefore no gain or loss was recognized as a result of the contribution. The months of May and June 2017 have been retrospectively restated to include WTG.

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
The net change in operating assets and liabilities (net of effects of acquisitions and deconsolidations) included in cash flows from operating activities is comprised as follows:

	Nine Months Ended September 30,
	2017	2016
Accounts receivable	$(547)	$(595)
Accounts receivable from related companies	(580)	80
Inventories	106	(299)
Other current assets	76	(135)
Other non-current assets, net	(58)	(1)
Accounts payable	305	635
Accounts payable to related companies	133	24
Accrued and other current liabilities	177	213
Other non-current liabilities	74	31
Derivative assets and liabilities, net	(23)	219
Net change in operating assets and liabilities, net of effects of acquisitions and deconsolidations	$(337)	$172

Non-cash investing and financing activities are as follows:

	Nine Months Ended September 30,
	2017	2016
NON-CASH INVESTING ACTIVITIES:
Accrued capital expenditures	$1,098	$991
Sunoco LP limited partner interest received in exchange for contribution of the Sunoco, Inc. retail business to Sunoco LP	—	194
Net gains from subsidiary common unit issuances	—	34
NON-CASH FINANCING ACTIVITIES:
Contribution of property, plant and equipment from noncontrolling interest	$988	$—

4.	INVENTORIES
Inventories consisted of the following:

	September 30, 2017	December 31, 2016
Natural gas and NGLs	$474	$699
Crude oil	—	683
Refined products	—	113
Spare parts and other	205	217
Total inventories	$679	$1,712
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

The following table presents aggregated selected income statement data for ETP and Citrus (on a 100% basis for all periods presented):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
ETP
Revenue	$6,973	$5,531	$20,444	$15,301
Operating income	825	638	2,211	1,967
Net income	761	138	1,417	986
Citrus
Revenue	$225	$223	$634	$628
Operating income	143	140	383	381
Net income	72	62	173	160
The Partnership has other equity method investments which were not, individually or in the aggregate, significant to our consolidated financial statements.

6.	FAIR VALUE MEASURES
Based on the estimated borrowing rates currently available to us and our subsidiaries for loans with similar terms and average maturities, the aggregate fair value and carrying amount of our consolidated debt obligations as of September 30, 2017 was $28.09 billion and $26.71 billion, respectively. As of December 31, 2016, the aggregate fair value and carrying amount of our consolidated debt obligations was $33.85 billion and $32.93 billion, respectively. The fair value of our consolidated debt obligations is a Level 2 valuation based on the observable inputs used for similar liabilities.
We have commodity derivatives and interest rate derivatives that are accounted for as assets and liabilities at fair value in our consolidated balance sheets. We determine the fair value of our assets and liabilities subject to fair value measurement by using the highest possible “level” of inputs. Level 1 inputs are observable quotes in an active market for identical assets and liabilities. We consider the valuation of marketable securities and commodity derivatives transacted through a clearing broker with a published price from the appropriate exchange as a Level 1 valuation. Level 2 inputs are inputs observable for similar assets and liabilities. We consider OTC commodity derivatives entered into directly with third parties as a Level 2 valuation since the values of these derivatives are quoted on an exchange for similar transactions. Additionally, we consider our options transacted through our clearing broker as having Level 2 inputs due to the level of activity of these contracts on the exchange in which they trade. We consider the valuation of our interest rate derivatives as Level 2 as the primary input, the LIBOR curve, is based on quotes from an active exchange of Eurodollar futures for the same period as the future interest swap settlements. Level 3 inputs are unobservable. During the nine months ended September 30, 2017, no transfers were made between any levels within the fair value hierarchy.

The following tables summarize the gross fair value of our financial assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 based on inputs used to derive their fair values:

		Fair Value Measurements at September 30, 2017
	Fair Value Total	Level 1	Level 2
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$16	$16	$—
Swing Swaps IFERC	2	—	2
Fixed Swaps/Futures	28	28	—
Forward Physical Swaps	3	—	3
Power:
Forwards	11	—	11
Futures	1	1	—
Options – Puts	1	1	—
Natural Gas Liquids – Forwards/Swaps	179	179	—
Crude – Futures	2	2	—
Total commodity derivatives	243	227	16
Total assets	$243	$227	$16
Liabilities:
Interest rate derivatives	$(210)	$—	$(210)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(22)	(22)	—
Swing Swaps IFERC	(3)	(1)	(2)
Fixed Swaps/Futures	(22)	(22)	—
Forward Physical Swaps	(1)	—	(1)
Power:
Forwards	(9)	—	(9)
Futures	(1)	(1)	—
Natural Gas Liquids – Forwards/Swaps	(213)	(213)	—
Crude – Futures	(1)	(1)	—
Total commodity derivatives	(272)	(260)	(12)
Total liabilities	$(482)	$(260)	$(222)

		Fair Value Measurements at December 31, 2016
	Fair Value Total	Level 1	Level 2	Level 3
Assets:
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	$14	$14	$—	$—
Swing Swaps IFERC	2	—	2	—
Fixed Swaps/Futures	96	96	—	—
Forward Physical Swaps	1	—	1	—
Power:
Forwards	4	—	4	—
Futures	1	1	—	—
Options – Calls	1	1	—	—
Natural Gas Liquids – Forwards/Swaps	233	233	—	—
Refined Products – Futures	1	1	—	—
Crude – Futures	9	9	—	—
Total commodity derivatives	362	355	7	—
Total assets	$362	$355	$7	$—
Liabilities:
Interest rate derivatives	$(193)	$—	$(193)	$—
Embedded derivatives in Preferred Units	(1)	—	—	(1)
Commodity derivatives:
Natural Gas:
Basis Swaps IFERC/NYMEX	(11)	(11)	—	—
Swing Swaps IFERC	(3)	—	(3)	—
Fixed Swaps/Futures	(149)	(149)	—	—
Power:
Forwards	(5)	—	(5)	—
Futures	(1)	(1)	—	—
Natural Gas Liquids – Forwards/Swaps	(273)	(273)	—	—
Refined Products – Futures	(17)	(17)	—	—
Crude – Futures	(13)	(13)	—	—
Total commodity derivatives	(472)	(464)	(8)	—
Total liabilities	$(666)	$(464)	$(201)	$(1)

7.	DEBT OBLIGATIONS
ETP Senior Notes Redemption
In October 2017, ETP redeemed all of the outstanding $500 million aggregate principal amount of ETLP’s 6.50% senior notes due July 2021 and all of the outstanding $700 million aggregate principal amount of ETLP’s 5.50% senior notes due April 2023. The aggregate amount paid to redeem these notes, including call premiums, was approximately $1.23 billion.
Credit Facilities and Commercial Paper
ETLP Credit Facility
The ETLP Credit Facility allows for borrowings of up to $3.75 billion and matures in November 2019. The indebtedness under the ETLP Credit Facility is unsecured, is not guaranteed by any of the Partnership’s subsidiaries and has equal rights to holders of our current and future unsecured debt. In September 2016, ETLP initiated a commercial paper program under the borrowing limits established by the $3.75 billion ETLP Credit Facility. As of September 30, 2017, the ETLP Credit Facility had $2.06 billion of outstanding borrowings, all of which was commercial paper.
Bakken Credit Facility
In August 2016, Energy Transfer Partners, L.P., Sunoco Logistics and Phillips 66 completed project-level financing of the Bakken Pipeline. The $2.50 billion credit facility provides substantially all of the remaining capital necessary to complete the projects. As of September 30, 2017, $2.50 billion was outstanding under this credit facility.
PennTex Revolving Credit Facility
PennTex previously maintained a $275 million revolving credit commitment (the “PennTex Revolving Credit Facility”). In August 2017, the PennTex Revolving Credit Facility was repaid and terminated.
Compliance with Our Covenants
We were in compliance with all requirements, tests, limitations, and covenants related to our credit agreements as of September 30, 2017.

8.	PREFERRED UNITS
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
PennTex Tender Offer and Limited Call Right Exercise
In June 2017, ETP purchased all of the outstanding PennTex common units not previously owned by ETP for $20.00 per common unit in cash. ETP now owns all of the economic interests of PennTex, and PennTex common units are no longer publicly traded or listed on the NASDAQ.

Accumulated Other Comprehensive Income
The following table presents the components of AOCI, net of tax:

	September 30, 2017	December 31, 2016
Available-for-sale securities	$7	$2
Foreign currency translation adjustment	(5)	(5)
Actuarial gain related to pensions and other postretirement benefits	9	7
Investments in unconsolidated affiliates, net	3	4
Total AOCI, net of tax	$14	$8

10.	INCOME TAXES
For the nine months ended September 30, 2017, the Partnership’s income tax expense included the impact of a one-time adjustment to deferred tax balances as a result of a change in apportionment and corresponding state tax rates resulting from the Sunoco Logistics Merger in April 2017, which resulted in incremental income tax expense of approximately $68 million during the period. In addition, for the three months ended September 30, 2017, the Partnership recognized a $154 million deferred tax gain resulting from internal restructuring among its subsidiaries that resulted in a change in tax status for one of the subsidiaries. The three and nine months ended September 30, 2017 also reflect increased income tax expense due to higher earnings among the Partnership’s consolidated corporate subsidiaries. For the three and nine months ended September 30, 2016, the Partnership’s income tax benefit primarily resulted from losses among the Partnership’s consolidated corporate subsidiaries.

11.	REGULATORY MATTERS, COMMITMENTS, CONTINGENCIES AND ENVIRONMENTAL LIABILITIES
Contingent Residual Support Agreement – AmeriGas
In connection with the closing of the contribution of its propane operations in January 2012, ETLP (formerly Energy Transfer Partners, L.P.) agreed to provide contingent residual support of $1.55 billion of intercompany borrowings made by AmeriGas and certain of its affiliates with maturities through 2022 from a finance subsidiary of AmeriGas that have maturity dates and repayment terms that mirror those of an equal principal amount of senior notes issued by this finance company subsidiary to third-party purchasers. In 2016, AmeriGas repurchased certain of its senior notes, which caused a reduction in the amount supported by ETLP under the contingent residual support agreement. In February 2017, AmeriGas repurchased a portion of its 7.00% senior notes. The remaining outstanding 7.00% senior notes were repurchased in May 2017, and ETLP no longer provides contingent residual support for any AmeriGas notes.
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

We have certain non-cancelable leases for property and equipment, which require fixed monthly rental payments and expire at various dates through 2034. The table below reflects rental expense under these operating leases included in operating expenses in the accompanying statements of operations, which include contingent rentals, and rental expense recovered through related sublease rental income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rental expense	$19	$19	$53	$58
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
Dakota Access Pipeline
On July 25, 2016, the U.S. Army Corps of Engineers (“USACE”) issued permits to Dakota Access consistent with environmental and historic preservation statutes for the pipeline to make two crossings of the Missouri River in North Dakota, including a crossing of the Missouri River at Lake Oahe. After significant delay, the USACE also issued easements to allow the pipeline to cross land owned by the USACE adjacent to the Missouri River in two locations. Also in July, the Standing Rock Sioux Tribe (“SRST”) filed a lawsuit in the U.S. District Court for the District of Columbia against the USACE that challenged the legality of the permits issued for the construction of the Dakota Access pipeline across those waterways and claimed violations of the National Historic Preservation Act (“NHPA”). The SRST also sought a preliminary injunction to rescind the USACE permits while the case is pending. Dakota Access intervened in the case. The SRST soon added a request for an emergency TRO to stop construction on the pipeline project. On September 9, 2016, the Court denied SRST’s motion for a preliminary injunction, rendering the temporary restraining order (“TRO”) request moot.
After the September 9, 2016 ruling, the Department of the Army, the DOJ, and the Department of the Interior released a joint statement that the USACE would not grant the easement for the land adjacent to Lake Oahe until the Army completed a review to determine whether it was necessary to reconsider the USACE’s decision under various federal statutes relevant to the pipeline approval.
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
On June 14, 2017, the Court ruled on SRST’s and CRST’s motions for partial summary judgment and the USACE’s cross-motions for partial summary judgment. The Court rejected the majority of the Tribes’ assertions and granted summary judgment on most claims in favor of the USACE and Dakota Access. In particular, the Court concluded that the USACE had not violated any trust duties owed to the Tribes and had generally complied with its obligations under the Clean Water Act, the Rivers and Harbors Act, the Mineral Leasing Act, the National Environmental Policy Act (“NEPA”) and other related statutes; however, the Court remanded to the USACE three discrete issues for further analysis and explanation of its prior determination under certain of these statutes. The Court ordered briefing to determine whether the pipeline should remain in operation during the pendency of the USACE’s review process or whether to vacate the existing permits. The USACE and Dakota Access opposed any shutdown of operations of the pipeline during this review process. On October 11, 2017, the Court issued an order allowing the pipeline to remain in operation during the pendency of the USACE’s review process. In early October 2017, USACE advised the Court that it expects to complete this additional work by April 2018. The Court has stayed consideration of any other claims until it fully resolves the remaining issues relating to its remand order.
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
MTBE Litigation
Sunoco, Inc. and/or Sunoco, Inc. (R&M), along with other refiners, manufacturers and sellers of gasoline, are defendants in lawsuits alleging MTBE contamination of groundwater. The plaintiffs, typically governmental authorities, assert product liability claims and additional claims including nuisance, trespass, negligence, violation of environmental laws, and/or deceptive business practices. The plaintiffs seek to recover compensatory damages, and in some cases also seek natural resource damages, injunctive relief, punitive damages, and attorneys’ fees.
As of September 30, 2017, Sunoco, Inc. is a defendant in six cases, including cases initiated by the States of New Jersey, Vermont, Pennsylvania, Rhode Island, and two others by the Commonwealth of Puerto Rico with the more recent Puerto Rico action being a companion case alleging damages for additional sites beyond those at issue in the initial Puerto Rico action. Four of these cases are venued in a multidistrict litigation proceeding in a New York federal court.
Sunoco, Inc. and Sunoco, Inc. (R&M) have reached a settlement with the State of New Jersey. The court approved the Judicial Consent Order on October 10, 2017.
It is reasonably possible that a loss may be realized in the remaining cases; however, we are unable to estimate the possible loss or range of loss in excess of amounts accrued. An adverse determination with respect to one or more of the MTBE cases could have a significant impact on results of operations during the period in which any such adverse determination occurs, but such an adverse determination likely would not have a material adverse effect on the Partnership’s consolidated financial position.
Regency Merger Litigation
Following the January 26, 2015 announcement of the Regency-ETP merger (the “Regency Merger”), purported Regency unitholders filed lawsuits in state and federal courts in Dallas and Delaware asserting claims relating to the Regency Merger. All but one Regency Merger-related lawsuits have been dismissed. On June 10, 2015, Adrian Dieckman (“Dieckman”), a purported Regency unitholder, filed a class action complaint, Dieckman v. Regency GP LP, et al., C.A. No. 11130-CB, in the Court of Chancery of the State of Delaware (the “Regency Merger Litigation”), on behalf of Regency’s common unitholders against Regency GP, LP; Regency GP LLC; ETE, ETP, ETP GP, and the members of Regency’s board of directors (the “Regency Litigation Defendants”).

The Regency Merger litigation alleges that the Regency Merger breached the Regency partnership agreement because Regency’s conflicts committee was not properly formed, and the Regency Merger was not approved in good faith. On March 29, 2016, the Delaware Court of Chancery granted defendants’ motion to dismiss the lawsuit in its entirety. Dieckman appealed. On January 20, 2017, the Delaware Supreme Court reversed the judgment of the Court of Chancery. On May 5, 2017, Plaintiff filed an Amended Verified Class Action Complaint. The Regency Merger Litigation Defendants then filed Motions to Dismiss the Amended Complaint and a Motion to Stay Discovery on May 19, 2017. A hearing on these motions is currently set for January 9, 2018.
The Regency Merger Litigation Defendants cannot predict the outcome of the Regency Merger Litigation or any lawsuits that might be filed subsequent to the date of this filing; nor can the Regency Merger Litigation Defendants predict the amount of time and expense that will be required to resolve the Regency Merger Litigation. The Regency Litigation Defendants believe the Regency Merger Litigation is without merit and intend to vigorously defend against it and any others that may be filed in connection with the Regency Merger.
Enterprise Products Partners, L.P. and Enterprise Products Operating LLC Litigation
On January 27, 2014, a trial commenced between ETLP against Enterprise Products Partners, L.P. and Enterprise Products Operating LLC (collectively, “Enterprise”) and Enbridge (US) Inc.  Trial resulted in a verdict in favor of ETLP against Enterprise that consisted of $319 million in compensatory damages and $595 million in disgorgement to ETLP.  The jury also found that ETLP owed Enterprise approximately $1 million under a reimbursement agreement.  On July 29, 2014, the trial court entered a final judgment in favor of ETLP and awarded ETLP $536 million, consisting of compensatory damages, disgorgement, and pre-judgment interest.  The trial court also ordered that ETP shall be entitled to recover post-judgment interest and costs of court and that Enterprise is not entitled to any net recovery on its counterclaims.  Enterprise filed a notice of appeal with the Court of Appeals. On July 18, 2017, the Court of Appeals issued its opinion and reversed the trial court’s judgment. ETP’s motion for rehearing to the Court of Appeals was denied. ETP intends to file a petition for review with the Texas Supreme Court.
Sunoco Logistics Merger Litigation
Seven purported Energy Transfer Partners, L.P. common unitholders (the “ETP Unitholder Plaintiffs”) separately filed seven putative unitholder class action lawsuits against ETP, ETP GP, ETP LLC, the members of the ETP Board, and ETE (the “ETP-SXL Defendants”) in connection with the announcement of the Sunoco Logistics Merger. Two of these lawsuits have been voluntarily dismissed. The five remaining lawsuits have been consolidated as In re Energy Transfer Partners, L.P. Shareholder Litig., C.A. No. 1:17-cv-00044-CCC, in the United States District Court for the District of Delaware (the “Sunoco Logistics Merger Litigation”).
The ETP Unitholder Plaintiffs allege causes of action challenging the merger and the proxy statement/prospectus filed in connection with the Sunoco Logistics Merger (the “ETP-SXL Merger Proxy”).
The ETP Unitholder Plaintiffs seek rescission of the Sunoco Logistics Merger or rescissory damages for ETP unitholders, as well as an award of costs and attorneys’ fees.
The ETP-SXL Defendants cannot predict the outcome of the Sunoco Logistics Merger Litigation or any lawsuits that might be filed subsequent to the date of this filing, nor can the ETP-SXL Defendants predict the amount of time and expense that will be required to resolve the Sunoco Logistics Merger Litigation. The ETP-SXL Defendants believe the Sunoco Logistics Merger Litigation is without merit and intend to defend vigorously against it and any other actions challenging the Sunoco Logistics Merger.
Other Litigation and Contingencies
We or our subsidiaries are a party to various legal proceedings and/or regulatory proceedings incidental to our businesses. For each of these matters, we evaluate the merits of the case, our exposure to the matter, possible legal or settlement strategies, the likelihood of an unfavorable outcome and the availability of insurance coverage. If we determine that an unfavorable outcome of a particular matter is probable and can be estimated, we accrue the contingent obligation, as well as any expected insurance recoverable amounts related to the contingency. As of September 30, 2017 and December 31, 2016, accruals of approximately $66 million and $77 million, respectively, were reflected on our consolidated balance sheets related to these contingent obligations. As new information becomes available, our estimates may change. The impact of these changes may have a significant effect on our results of operations in a single period.
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
The Ohio Environmental Protection Agency (“Ohio EPA”) has alleged that various environmental violations have occurred during construction of the Rover pipeline project. The alleged violations include inadvertent returns of drilling muds and fluids at horizontal directional drilling (“HDD”) locations in Ohio that affected waters of the State, storm water control violations, improper disposal of spent drilling mud containing diesel fuel residuals, and open burning. The alleged violations occurred from April to July, 2017. The Ohio EPA has proposed penalties of approximately $2.3 million in connection with the alleged violations and is seeking certain corrective actions. ETP is working with Ohio EPA to resolve the matter. The timing or outcome of this matter cannot be reasonably determined at this time; however, we do not expect there to be a material impact to our results of operations, cash flows or financial position.
In addition, on May 10, 2017, the FERC prohibited Rover from conducting HDD activities at 27 sites in Ohio. On July 31, 2017, the FERC issued an independent third party assessment of what led to the release at the Tuscarawas River site and what Rover can do to prevent reoccurrence once the HDD suspension is lifted. Rover has notified the FERC of its intention to implement the suggestions in the assessment and to implement additional voluntary protocols. On September 18, 2017, the FERC authorized Rover to resume HDD activities at the Tuscarawas River site and nine other river crossing sites. On October 20, 2017, the FERC authorized Rover to resume HDD activities at two additional sites.
On July 17, 2017, the West Virginia Department of Environmental Protection (“WVDEP”) issued a Cease and Desist order requiring Rover, among other things, to cease any land development activity in Doddridge and Tyler Counties. Under the order, Rover had 20 days to submit a corrective action plan and schedule for agency review. The order followed several notices of violation WVDEP issued to Rover alleging stormwater non-compliance. Rover is complying with the order and has already addressed many of the stormwater control issues. On August 9, 2017, WVDEP lifted the Cease and Desist requirement.
No amounts have been recorded in our September 30, 2017 or December 31, 2016 consolidated balance sheets for contingencies and current litigation, other than amounts disclosed herein.
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

•
Sunoco, Inc. is potentially subject to joint and several liability for the costs of remediation at sites at which it has been identified as a potentially responsible party (“PRP”). As of September 30, 2017, Sunoco, Inc. had been named as a PRP at approximately 44 identified or potentially identifiable “Superfund” sites under federal and/or comparable state law. Sunoco, Inc. is usually one of a number of companies identified as a PRP at a site. Sunoco, Inc. has reviewed the nature and extent of its involvement at each site and other relevant circumstances and, based upon Sunoco, Inc.’s purported nexus to the sites, believes that its potential liability associated with such sites will not be significant.

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

	September 30, 2017	December 31, 2016
Current	$28	$26
Non-current	275	283
Total environmental liabilities	$303	$309
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
During the three months ended September 30, 2017 and 2016, Sunoco, Inc. recorded $4 million and $10 million, respectively, of expenditures related to environmental cleanup programs. During the nine months ended September 30, 2017 and 2016, Sunoco, Inc. recorded $14 million and $24 million, respectively, of expenditures related to environmental cleanup programs.
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

The following table details our outstanding commodity-related derivatives:

	September 30, 2017		December 31, 2016
	Notional Volume	Maturity	Notional Volume	Maturity
Mark-to-Market Derivatives
(Trading)
Natural Gas (MMBtu):
Fixed Swaps/Futures	1,297,500	2017-2018	(682,500)	2017
Basis Swaps IFERC/NYMEX(1)	(15,810,000)	2017-2019	2,242,500	2017
Options – Puts	13,000,000	2018	—	—
Power (Megawatt):
Forwards	665,040	2017-2018	391,880	2017-2018
Futures	(213,840)	2017-2018	109,564	2017-2018
Options – Puts	(280,800)	2017-2018	(50,400)	2017
Options – Calls	545,600	2017-2018	186,400	2017
Crude (Bbls) – Futures	(160,000)	2017	(617,000)	2017
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	67,500	2017-2020	10,750,000	2017-2018
Swing Swaps IFERC	91,897,500	2017-2019	(5,662,500)	2017
Fixed Swaps/Futures	(20,220,000)	2017-2019	(52,652,500)	2017-2019
Forward Physical Contracts	(140,937,993)	2017-2018	(22,492,489)	2017
Natural Gas Liquid (Bbls) – Forwards/Swaps	(4,647,000)	2017-2019	(5,786,627)	2017
Refined Products (Bbls) – Futures	—	—	(2,240,000)	2017
Fair Value Hedging Derivatives
(Non-Trading)
Natural Gas (MMBtu):
Basis Swaps IFERC/NYMEX	(41,102,500)	2017	(36,370,000)	2017
Fixed Swaps/Futures	(41,102,500)	2017	(36,370,000)	2017
Hedged Item – Inventory	41,102,500	2017	36,370,000	2017

(1)	Includes aggregate amounts for open positions related to Houston Ship Channel, Waha Hub, NGPL TexOk, West Louisiana Zone and Henry Hub locations.
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

The following table summarizes our interest rate swaps outstanding, none of which were designated as hedges for accounting purposes:

Term	Type(1)	Notional Amount Outstanding
		September 30, 2017	December 31, 2016
July 2017(2)	Forward-starting to pay a fixed rate of 3.90% and receive a floating rate	$—	$500
July 2018(2)	Forward-starting to pay a fixed rate of 3.76% and receive a floating rate	300	200
July 2019(2)	Forward-starting to pay a fixed rate of 3.64% and receive a floating rate	300	200
July 2020(2)	Forward-starting to pay a fixed rate of 3.52% and receive a floating rate	400	—
December 2018	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.53%	1,200	1,200
March 2019	Pay a floating rate based on a 3-month LIBOR and receive a fixed rate of 1.42%	300	300

(1)	Floating rates are based on 3-month LIBOR.

(2)	Represents the effective date. These forward-starting swaps have terms of 30 years with a mandatory termination date the same as the effective date.
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

Derivative Summary
The following table provides a summary of our derivative assets and liabilities:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Derivatives designated as hedging instruments:
Commodity derivatives (margin deposits)	$7	$—	$—	$(4)
Derivatives not designated as hedging instruments:
Commodity derivatives (margin deposits)	222	338	(262)	(416)
Commodity derivatives	14	24	(10)	(52)
Interest rate derivatives	—	—	(210)	(193)
Embedded derivatives in Preferred Units	—	—	—	(1)
	236	362	(482)	(662)
Total derivatives	$243	$362	$(482)	$(666)
The following table presents the fair value of our recognized derivative assets and liabilities on a gross basis and amounts offset on the consolidated balance sheets that are subject to enforceable master netting arrangements or similar arrangements:

		Asset Derivatives		Liability Derivatives
	Balance Sheet Location	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Derivatives without offsetting agreements	Derivative assets (liabilities)	$—	$—	$(210)	$(194)
Derivatives in offsetting agreements:
OTC contracts	Derivative assets (liabilities)	14	24	(10)	(52)
Broker cleared derivative contracts	Other current assets	229	338	(262)	(420)
Total gross derivatives		243	362	(482)	(666)
Offsetting agreements:
Counterparty netting	Derivative assets (liabilities)	(10)	(4)	10	4
Payments on margin deposit	Other current assets	(220)	(338)	220	338
Total net derivatives		$13	$20	$(252)	$(324)
We disclose the non-exchange traded financial derivative instruments as price risk management assets and liabilities on our consolidated balance sheets at fair value with amounts classified as either current or long-term depending on the anticipated settlement date.

The following tables summarize the amounts recognized with respect to our derivative financial instruments:

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income Representing Hedge Ineffectiveness and Amount Excluded from the Assessment of Effectiveness
		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Derivatives in fair value hedging relationships (including hedged item):
Commodity derivatives	Cost of products sold	$2	$(9)	$4	$8
Total		$2	$(9)	$4	$8

	Location of Gain/(Loss) Recognized in Income on Derivatives	Amount of Gain/(Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Derivatives not designated as hedging instruments:
Commodity derivatives – Trading	Cost of products sold	$(5)	$(8)	$21	$(24)
Commodity derivatives – Non-trading	Cost of products sold	(42)	(14)	(44)	(57)
Interest rate derivatives	Losses on interest rate derivatives	(8)	(28)	(28)	(179)
Embedded derivatives	Other, net	—	8	1	4
Total		$(55)	$(42)	$(50)	$(256)

13.	RELATED PARTY TRANSACTIONS
In June 2017, the Partnership acquired all of the publicly held PennTex common units through a tender offer and exercise of a limited call right, as further discussed in Note 9.
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
The following table summarizes the affiliate revenues on our consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Affiliated revenues	$179	$63	$344	$270

The following table summarizes the related company balances on our consolidated balance sheets:

	September 30, 2017	December 31, 2016
Accounts receivable from related companies:
ETE	$—	$22
ETP	484	—
Sunoco LP	192	96
FGT	15	15
Other	107	76
Total accounts receivable from related companies:	$798	$209

Accounts payable to related companies:
ETP	$136	$—
Sunoco LP	178	20
Other	—	23
Total accounts payable to related companies:	$314	$43

	September 30, 2017	December 31, 2016
Long-term notes receivable (payable) – related companies:
Sunoco LP	$85	$87
Phillips 66	—	(250)
Net long-term notes receivable (payable) – related companies	$85	$(163)

14.	REPORTABLE SEGMENTS
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
The Partnership previously presented its retail marketing business as a separate reportable segment. Due to the transfer of the general partner interest of Sunoco LP from ETLP to ETE in 2015 and completion of the dropdown of remaining Retail Marketing interests from ETLP to Sunoco LP in March 2016, all of the Partnership’s retail marketing business has been deconsolidated. The only remaining retail marketing assets are the limited partner units of Sunoco LP owned by the Partnership. As of September 30, 2017, the Partnership owned 43.5 million Sunoco LP common units, representing 43.7% of Sunoco LP’s total outstanding common units. This equity method investment in Sunoco LP has now been aggregated into the all other segment. Consequently, the retail marketing business that was previously consolidated has also been aggregated in the all other segment for all periods presented.

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
The following tables present financial information by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Intrastate transportation and storage:
Revenues from external customers	$729	$583	$2,196	$1,457
Intersegment revenues	44	175	146	400
	773	758	2,342	1,857
Interstate transportation and storage:
Revenues from external customers	220	231	652	714
Intersegment revenues	4	5	14	15
	224	236	666	729
Midstream:
Revenues from external customers	639	582	1,873	1,799
Intersegment revenues	1,128	761	3,144	1,966
	1,767	1,343	5,017	3,765
Liquids transportation and services:
Revenues from external customers	1,790	1,099	4,664	3,027
Intersegment revenues	22	113	203	214
	1,812	1,212	4,867	3,241
Investment in ETP:
Revenues from external customers	22	2,154	4,216	6,133
Intersegment revenues	—	35	44	101
	22	2,189	4,260	6,234
All other:
Revenues from external customers	699	882	2,147	2,171
Intersegment revenues	19	74	138	350
	718	956	2,285	2,521
Eliminations	(1,217)	(1,163)	(3,689)	(3,046)
Total revenues	$4,099	$5,531	$15,748	$15,301

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment Adjusted EBITDA:
Intrastate transportation and storage	$163	$133	$480	$461
Interstate transportation and storage	273	278	800	848
Midstream	356	314	1,088	875
Liquids transportation and services	449	240	1,032	687
Investment in ETP	182	312	724	906
All other	153	113	366	395
Total	1,576	1,390	4,490	4,172
Depreciation, depletion and amortization	(472)	(503)	(1,507)	(1,469)
Interest expense, net	(334)	(345)	(993)	(981)
Losses on interest rate derivatives	(8)	(28)	(28)	(179)
Non-cash unit-based compensation expense	(15)	(22)	(52)	(60)
Unrealized gains (losses) on commodity risk management activities	(69)	(15)	29	(96)
Inventory valuation adjustments	—	37	2	143
Adjusted EBITDA related to unconsolidated affiliates	(430)	(240)	(1,016)	(711)
Equity in earnings of unconsolidated affiliates	206	65	302	260
Impairment of investment in an unconsolidated affiliate	—	(308)	—	(308)
Other, net	69	43	143	84
Income before income tax (expense) benefit	$523	$74	$1,370	$855

	September 30, 2017	December 31, 2016
Assets:
Intrastate transportation and storage	$5,179	$5,164
Interstate transportation and storage	12,194	10,833
Midstream	19,781	18,011
Liquids transportation and services	12,553	11,296
Investment in ETP	8,368	18,819
All other	6,092	6,068
Total assets	$64,167	$70,191

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
RECENT DEVELOPMENTS
ETP Senior Notes Redemption
In October 2017, ETP redeemed all of the outstanding $500 million aggregate principal amount of ETLP’s 6.50% senior notes due July 2021 and all of the outstanding $700 million aggregate principal amount of ETLP’s 5.50% senior notes due April 2023. The aggregate amount paid to redeem these notes, including call premiums, was approximately $1.23 billion.
Rover Contribution Agreement
In July 2017, ETP announced that it had entered into a contribution agreement with a fund managed by Blackstone Energy Partners and Blackstone Capital Partners (“Blackstone”), for the purchase by Blackstone of a 49.9% interest in the holding company that owns 65% of the Rover pipeline (“Rover Holdco”). The agreement with Blackstone required Blackstone to contribute, at closing, funds to reimburse ETP for its pro rata share of the Rover construction costs incurred by ETP through the closing date, along with the payment of additional amounts subject to certain adjustments. The transaction closed in October 2017.  As a result of this closing, Rover Holdco is now owned 50.1% by ETP and 49.9% by Blackstone.
West Texas Gulf Pipe Line Contribution
In August 2017, certain wholly-owned subsidiaries of ETP contributed their equity ownership of West Texas Gulf Pipe Line (“WTG”) Company to ETP Holdco. This contribution is considered a transaction between commonly controlled entities and therefore no gain or loss was recognized as a result of the contribution. The months of May and June 2017 have been retrospectively restated to include WTG.
PennTex Tender Offer and Limited Call Right Exercise
In June 2017, ETP purchased all of the outstanding PennTex common units not previously owned by ETP for $20.00 per common unit in cash. ETP now owns all of the economic interests of PennTex, and PennTex common units are no longer publicly traded or listed on the NASDAQ.
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

Consolidated Results

	Nine Months Ended September 30,
	2017	2016	Change
Segment Adjusted EBITDA:
Intrastate transportation and storage	$480	$461	$19
Interstate transportation and storage	800	848	(48)
Midstream	1,088	875	213
Liquids transportation and services	1,032	687	345
Investment in ETP	724	906	(182)
All other	366	395	(29)
Total	4,490	4,172	318
Depreciation, depletion and amortization	(1,507)	(1,469)	(38)
Interest expense, net	(993)	(981)	(12)
Losses on interest rate derivatives	(28)	(179)	151
Non-cash unit-based compensation expense	(52)	(60)	8
Unrealized gains (losses) on commodity risk management activities	29	(96)	125
Inventory valuation adjustments	2	143	(141)
Adjusted EBITDA related to unconsolidated affiliates	(1,016)	(711)	(305)
Equity in earnings of unconsolidated affiliates	302	260	42
Impairment of investment in an unconsolidated affiliate	—	(308)	308
Other, net	143	84	59
Income before income tax expense (benefit )	1,370	855	515
Income tax (expense) benefit	(9)	131	(140)
Net income	$1,361	$986	$375
Upon the completion of the Sunoco Logistics Merger, the Partnership deconsolidated ETP (formerly Sunoco Logistics). The Investment in ETP segment for the nine months ended September 30, 2017 includes consolidated results of Sunoco Logistics through the merger date in April 2017 and the Partnership’s equity method Investment in ETP for May through September 2017 due to its ownership of ETP Class E, Class G and Class K units. The Investment in ETP segment for the nine months ended September 30, 2016 represents consolidated results of Sunoco Logistics.
Segment Adjusted EBITDA. Segment Adjusted EBITDA increased for the nine months ended September 30, 2017 compared to the same period last year primarily due to the Midstream and Liquids Transportation and Services segments. The increase in the Midstream segment was primarily due to (i) higher realized crude, NGL and natural gas prices, which resulted in an increase of $113 million in non-fee based margin, (ii) a $38 million increase in non-fee based margin due to volume increases in the Permian, partially offset by declines in the South Texas, North Texas, and Mid-Continent/Panhandle regions, (iii) an increase of $36 million in fee-based margin due to minimum volume commitments in the South Texas region, as well as volume increases in the Permian and Northeast regions, partially offset by declines in South Texas, North Texas and the Mid-Continent/Panhandle regions, and (iv) an increase of $57 million in fee-based margin due to recent acquisitions, include PennTex. These increases in the Midstream segment were partially offset by an increase of $17 million in operating expenses primarily due to recent acquisitions and a $18 million increase in selling, general and administrative expenses due to impacts from capitalized overhead, shared services allocation and insurance allocation, as well as the impact of recent acquisitions. The increase in the Liquids Transportation and Services segment is primarily due to the DAPL pipeline being placed in-service in June 2017, an increase of $55 million in fractionation and refinery services margin, primarily due to higher NGL volumes from most major producing regions, and higher volumes on our NGL pipelines and fractionators. The increase in the Intrastate Transportation and Storage segment was primarily due to a $63 million increase in natural gas sales and other and a $10 million increase due to higher realized gains from pipeline optimization activity due to more favorable market conditions; these increases were offset by a $44 million decrease from renegotiated transportation contract resulting in lower billed volumes and an $11 million decrease in storage margin due to the impacts of market price changes on storage gas and financial derivatives. The decrease in the Interstate Transportation and Storage segment was primarily due to lack of customer demand driven by weak spreads and mild weather; in addition, contract restructuring resulted in a $17 million decrease in revenues on the Tiger pipeline. The decrease in the Investment in ETP segment was primarily due to the deconsolidation of ETP (formerly Sunoco Logistics) upon the closing of the Sunoco Logistics Merger. The decrease in the All Other segment was primarily due to a $66 million decrease related to the termination of management fees paid by ETE that ended in 2016 and an increase of $39 million in transaction related expenses, partially offset by a $35 million increase in Adjusted EBITDA related to unconsolidated affiliates due to our investments in PES and Sunoco LP and a $15 million increase from commodity trading activities.
Depreciation, Depletion and Amortization. Depreciation, depletion and amortization expense increased for the nine months ended September 30, 2017 compared to the same period last year primarily due to additional depreciation from assets recently placed in service and recent acquisitions, offset by reduction due to the deconsolidation of Sunoco Logistics in connection with the Sunoco Logistics Merger.
Losses on Interest Rate Derivatives. Losses on interest rate derivatives during the nine months ended September 30, 2017 and 2016 resulted from decreases in forward interest rates, which caused our forward-starting swaps to change in value.
Unrealized Gains (Losses) on Commodity Risk Management Activities. Unrealized gains and losses on commodity risk management activities include unrealized amounts that are included in cost of products sold.  These amounts are not included in Segment Adjusted EBITDA; therefore, the unrealized losses are subtracted and the unrealized gains are added back to reconcile from total Segment Adjusted EBITDA to net income.  For the nine months ended September 30, 2017 compared to the same period last year, the change in unrealized gains and losses on commodity risk management activities primarily reflected the following:

•
in our intrastate transportation and other segment, $8 million related to our natural gas storage activities due to the movement in market price of the physical gas and financial derivatives used to hedge that gas, $4 million related to retained fuel sales and storage segment, $4 million related to natural gas sales and other;

•	in our midstream segment, $20 million related to non-fee based margin;

•	in our liquids transportation and services segment, $51 million related to liquids marketing activities; and

•	in our all other segment, $33 million related to natural gas marketing activities.
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
Income Tax Expense (Benefit). The Partnership’s income tax expense included the impact of a one-time adjustment to deferred tax balances as a result of a change in apportionment and corresponding state tax rates resulting from the Sunoco Logistics Merger in April 2017, which resulted in incremental income tax expense of approximately $68 million during the period. In addition, for the three months ended September 30, 2017, the Partnership recognized a $154 million deferred tax gain resulting from internal restructuring among its subsidiaries that resulted in a change in tax status for one of the subsidiaries. The three and nine months ended September 30, 2017 also reflect increased income tax expense due to higher earnings among the Partnership’s consolidated corporate subsidiaries. For the three and nine months ended September 30, 2016, the Partnership’s income tax benefit primarily resulted from losses among the Partnership’s consolidated corporate subsidiaries.

Supplemental Information on Unconsolidated Affiliates
The following table presents financial information related to unconsolidated affiliates:

	Nine Months Ended September 30,
	2017	2016	Change
Equity in earnings (losses) of unconsolidated affiliates:
Citrus	$86	$80	$6
FEP	39	38	1
PES	5	(25)	30
MEP	29	31	(2)
HPC	17	23	(6)
Sunoco LP	(89)	54	(143)
ETP	176	—	176
Other	39	59	(20)
Total equity in earnings of unconsolidated affiliates	$302	$260	$42

Adjusted EBITDA related to unconsolidated affiliates(1):
Citrus	$262	$251	$11
FEP	55	56	(1)
PES	31	2	29
MEP	66	69	(3)
HPC	40	45	(5)
Sunoco LP	211	208	3
ETP	282	—	282
Other	69	80	(11)
Total Adjusted EBITDA related to unconsolidated affiliates	$1,016	$711	$305

Distributions received from unconsolidated affiliates:
Citrus	$113	$112	$1
FEP	28	47	(19)
MEP	106	56	50
HPC	22	38	(16)
Sunoco LP	108	102	6
ETP	312	—	312
Other	58	49	9
Total distributions received from unconsolidated affiliates	$747	$404	$343

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
Under the supervision and with the participation of senior management, including the Chief Executive Officer (“Principal Executive Officer”) and the Chief Financial Officer (“Principal Financial Officer”) of our General Partner, we evaluated our disclosure controls and procedures, as such term is defined under Rule 13a–15(e) promulgated under the Exchange Act. Based on this evaluation, the Principal Executive Officer and the Principal Financial Officer of our General Partner concluded that our disclosure controls and procedures were effective as of September 30, 2017 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer of our General Partner, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a)–15(f) or Rule 15d–15(f) of the Exchange Act) during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding legal proceedings, see the Partnership’s Form 10-K for the year ended December 31, 2016 and Note 11 – Regulatory Matters, Commitments, Contingencies and Environmental Liabilities of the Notes to Consolidated Financial Statements of Energy Transfer, LP and Subsidiaries included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
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
Mont Belvieu received a Notice of Enforcement (“NOE”) with an Agreed Order from the Texas Commission on Environmental Quality and has a pending settlement for $0.01 million.  The NOE was for the two violations.
Energy Transfer Company Field Services, LLC received a settlement agreement and a stipulated final compliance order from the New Mexico Environmental Department (“NMED”) on October 12, 2017 for allegations of violations of New Mexico air regulations related to Jal #3 facilities. This order is a combination of Notice of Violation REG-0569-1402-R1 and Notice of Violation REG-0569-1601. The alleged violations occurred during the periods of March 24, 2014 through September 30, 2014 and September 1, 2016 through December 31, 2016. The settlement includes a civil penalty in the amount of $0.4 million and a supplement environmental project in the amount of $0.8 million.
Energy Transfer Company Field Services, LLC received a settlement offer from the NMED on June 6, 2017 for allegations of violations of New Mexico air regulations related to Jal #3 facilities. The alleged violation occurred during the period of January 1, 2017 through September 11, 2017. The NMED is offering to settle the violations with a civil penalty of $0.6 million.
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

ENERGY TRANSFER, LP

		By:	SXL Acquisition Sub LLC,
its General Partner

Date:	November 7, 2017	By:	/s/ A. Troy Sturrock
A. Troy Sturrock
Senior Vice President, Controller and Principal Accounting Officer (duly authorized to sign on behalf of the registrant)